Form 10KSB/A
period 1995-12-31
MADDEN STEVEN LTD
filed 1996-06-12
CIK 913241

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                        REPORT ON FORM 10-KSB/A

/X/  Annual Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


For the fiscal year ended December 31, 1995.
                          ------------------

Commission File No. 0-23702
                    -------
                              STEVEN MADDEN, LTD.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        New York                                    13-3588231
- -------------------------------           -------------------------------
(State of or other jurisdiction          (IRS Employer Identification No.)
of incorporation or organization)

52-16 Barnett Avenue
Long Island City, New York                         11104
- --------------------------                      ----------
(Address of Principal                           (Zip Code)
  Executive Office)

Registrant's telephone number, including area code: (718)446-1800

Securities registered pursuant to Section 12(b) of the Act: None.
                                                            -----
Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.0001 per share
                   ----------------------------------------
                               (Title of Class)

               Class B Redeemable Common Stock Purchase Warrant
               ------------------------------------------------
                               (Title of Class)


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  Issuer's revenues for the twelve month period ended December 31, 1995 were $38,735,000.

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 25, 1996 was approximately $42,261,730.

Number of shares outstanding of the issuers common stock, as of March 25, 1996, was 7,668,594 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                     STEVEN MADDEN, LTD. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(NOTE I) - Marlboro Leather Division:

     On April 1, 1994, the Company purchased the name "Marlboro
Leather" from Marlboro Leather, Inc. ("Marlboro"), a company engaged in the business of selling and marketing footwear products. In consideration for the name, the Company signed an employment agreement with the President of Marlboro for a period of twenty-one months.

     On December 1, 1995, the Company signed an agreement to sell the net assets and name of Marlboro to MusicSource, Inc. ("Purchaser") for a $750,000 promissory note. The note is to be paid with an initial payment of $400,000, plus accrued interest at the rate of 8%, within 10 days of the Purchaser consummating a private placement of the Purchaser's debt or equity of at least $1,500,000. The remaining $350,000 is to be paid in three equal annual installments commencing December 1, 1996. The note is collateralized by all the assets of Marlboro. This transaction resulted in a loss of $104,348. The Purchaser has obtained a letter of intent relative to this private placement.


(NOTE J) - Barter Transaction:

     In December 1995, the Company sold inventory (which had a cost of $1,560,000) in exchange for advertising credits. The Company recorded a sale in the amount of $2,300,000 (the estimated fair market value of the merchandise sold) and accordingly, recognized a gross profit of approximately $740,000 on the transaction. The credits received may be applied towards future advertising at the rate of 60%; the remaining 40% is to be paid by the Company. The advertising credits expire in December 1998. The Company estimates that it will utilize the credits prior to their expiration.

                               SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: New York, New York
       June 10, 1996

                                     STEVEN MADDEN, LTD.



                                     By: /s/Steven Madden
                                        ------------------------------
                                     Steven Madden
                                     Chairman of the Board,
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                       Title                 Date
- ---------                       -----                 ----

/s/Steven Madden        Chairman of the Board,
- ------------------      President and Chief           June 10, 1996
Steven Madden           Executive Officer

/s/Arvind Dharia        Chief Financial Officer
- ------------------      and Director                  June 10, 1996
Arvind Dharia


- ------------------      Director                      June   , 1996
John L. Madden