Form 10QSB
period 1996-09-30
MADDEN STEVEN LTD
filed 1996-11-04
CIK 913241

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------------------------------------

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------    -------------------------

For Quarter Ended September 30, 1996       Commission File Number 0-23702

                              STEVEN MADDEN, LTD.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           New York                                     13-3588231
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

52-16 Barnett Avenue, Long Island City, New York          11104
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (718) 446-1800
-------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes  X     No
                                                 -----     -----

    Class                                 Outstanding at October 30, 1996
Common Stock                                          7,833,594

                              STEVEN MADDEN, LTD.
                                  FORM 10-QSB
                                QUARTERLY REPORT
                              SEPTEMBER 30, 1996


                               TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION                                          Page
ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance sheet------------------------------------    2

          Consolidated Statements of Operations-------------------------    3

          Consolidated Statements of Changes in
             Stockholders' Equity---------------------------------------    4

          Consolidated Statement of Cash Flows--------------------------    5

          Notes to condensed consolidated
            financial statements----------------------------------------    6


ITEM 2.   Management's discussion and analysis
            of financial condition and results of
            operations--------------------------------------------------    7


PART II - OTHER INFORMATION

SIGNATURES--------------------------------------------------------------   13

                      STEVEN MADDEN, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                            AS AT SEPTEMBER 30, 1996

                                  A S S E T S
                                  -----------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . .     $  5,839,380
   Accounts receivable - nonfactored (net of allowance for
     doubtful accounts of $269,302)  . . . . . . . . . . . .        2,066,539
   Due from factor (net of allowance for doubtful accounts
     of $133,000)  . . . . . . . . . . . . . . . . . . . . .        5,260,450
   Note receivable . . . . . . . . . . . . . . . . . . . . .          116,667
   Inventories . . . . . . . . . . . . . . . . . . . . . . .        2,087,432
   Prepaid advertising . . . . . . . . . . . . . . . . . . .          806,397
   Prepaid expenses and other current assets . . . . . . . .          599,680
   Prepaid taxes . . . . . . . . . . . . . . . . . . . . . .          518,841
                                                                 ------------
          Total current assets . . . . . . . . . . . . . . .       17,295,386
                                                                 ------------
Note receivable, less current maturities . . . . . . . . . .          633,333
                                                                 ------------
Property and equipment (net of accumulated amortization and
  depreciation). . . . . . . . . . . . . . . . . . . . . . .          989,430
                                                                 ------------
Other assets:
   Prepaid advertising, less current portion . . . . . . . .        1,400,000
   Deferred taxes  . . . . . . . . . . . . . . . . . . . . .          218,400
   Deposits  . . . . . . . . . . . . . . . . . . . . . . . .           86,878
   Cost in excess of fair market value (net accumulated
     amortization) . . . . . . . . . . . . . . . . . . . . .        1,913,282
                                                                 ------------
          Total other assets . . . . . . . . . . . . . . . .        3,618,560
                                                                 ------------
          T O T A L  . . . . . . . . . . . . . . . . . . . .     $ 22,536,709
                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Note payable  . . . . . . . . . . . . . . . . . . . . . .     $    644,841
   Accounts payable and accrued expenses . . . . . . . . . .        1,361,576
   Accrued bonuses . . . . . . . . . . . . . . . . . . . . .          365,908
   Other current liabilities . . . . . . . . . . . . . . . .          354,809
                                                                 ------------
          Total current liabilities  . . . . . . . . . . . .        2,727,134
                                                                 ------------
Commitments and contingencies
Stockholders' equity:
   Common stock - $.0001 par value, 10,000,000 shares
     authorized, 7,833,594 issued and outstanding  . . . . .              783

   Additional paid-in capital  . . . . . . . . . . . . . . .       17,521,378
   Unearned compensation . . . . . . . . . . . . . . . . . .         (356,222)
   Retained earnings . . . . . . . . . . . . . . . . . . . .        2,908,136
   Treasury stock at cost (55,000 shares)  . . . . . . . . .         (264,500)
                                                                 ------------
          Total stockholders' equity . . . . . . . . . . . .       19,809,575
                                                                 ------------
          T O T A L  . . . . . . . . . . . . . . . . . . . .     $ 22,536,709
                                                                 ============

             The accompanying notes to financial statements
                         are an integral part hereof.

                      STEVEN MADDEN, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three Months Ended                  Nine Months Ended
                                           September 30,                       September 30,
                                  ------------------------------      ------------------------------
                                      1996              1995              1996              1995
                                  ------------      ------------      ------------      ------------
Sales . . . . . . . . . . . .     $ 13,107,319      $ 10,164,804      $ 29,591,329      $ 25,893,051
                                  ------------      ------------      ------------      ------------

Cost of sales . . . . . . . .        8,878,115         6,705,579        19,814,098        17,060,402
                                  ------------      ------------      ------------      ------------

Gross profit  . . . . . . . .        4,229,204         3,459,225         9,777,231         8,832,649

Other revenue . . . . . . . .          263,559                             722,418

Operating expenses  . . . . .       (3,761,035)       (1,797,613)       (9,305,224)       (4,748,834)
                                  ------------      ------------      ------------      ------------
Income from operations  . . .          731,728         1,661,612         1,194,425         4,083,815

Interest income (expense),
   net  . . . . . . . . . . .           72,908           (31,828)          247,118           (96,355)
                                  ------------      ------------      ------------      ------------
Income before provision for
   income taxes . . . . . . .          804,636         1,629,784         1,441,543         3,987,460

Provision for income taxes  .          322,000           619,126           583,000         1,345,126
                                  ------------      ------------      ------------      ------------
NET INCOME  . . . . . . . . .     $    482,636      $  1,010,658      $    858,543      $  2,642,334
                                  ============      ============      ============      ============

Net income per share of
   common stock:
     Primary  . . . . . . . .     $        .06      $        .11      $        .11      $        .32
                                  ============      ============      ============      ============
Weighted average common
   shares outstanding . . . .       10,059,787        10,067,133         9,973,924         9,632,758
                                  ============      ============      ============      ============

                 The accompanying notes to financial statements
                         are an integral part hereof.

                      STEVEN MADDEN, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                 Common Stock     Additional                                             Total
                                              -----------------    Paid-in      Retained    Treasury     Unearned    Stockholders'
                                               Shares    Amount    Capital      Earnings      Stock    Compensation     Equity
                                              --------   ------  -----------   ----------   ---------  ------------   -----------
Balance - December 31, 1995 . . . . . . . .   6,415,776   $642   $11,179,214   $2,049,593                $(464,036)   $12,765,413

Exercise of stock options and warrants  . .   1,417,818    141     6,342,164                                            6,342,305

Common stock purchased for treasury . . . .                                                 $(264,500)                   (264,500)

Net income  . . . . . . . . . . . . . . . .                                       858,543                                 858,543

Amortization of unearned compensation . . .                                                                107,814        107,814
                                              ---------   ----   -----------   ----------   ---------    ---------    -----------
BALANCE - SEPTEMBER 30, 1996  . . . . . . .   7,833,594   $783   $17,521,378   $2,908,136   $(264,500)   $(356,222)   $19,809,575
                                              =========   ====   ===========   ==========   =========    =========    ===========


                 The accompanying notes to financial statements
                          are an integral part hereof.

                      STEVEN MADDEN, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended
                                                                     September 30,
                                                               --------------------------
                                                                  1996           1995
                                                               -----------    -----------
Cash flows from operating activities:
   Net income  . . . . . . . . . . . . . . . . . . . . . . .   $   858,543    $ 2,642,334
   Adjustments to reconcile net income to net cash
     (used in) operating activities:
       Depreciation and amortization . . . . . . . . . . . .       168,545         71,154
       Deferred compensation . . . . . . . . . . . . . . . .       107,814         75,026
       Provision for bad debts . . . . . . . . . . . . . . .       241,302        101,105
       Deferred rent expense . . . . . . . . . . . . . . . .        13,714        (10,781)
       Deferred taxes  . . . . . . . . . . . . . . . . . . .                      (72,688)
       Excess of fair market value over option price on
         nonqualified stock options granted  . . . . . . . .                       21,250
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable - nonfactored . .    (1,497,236)      (413,980)
         (Increase) in due from factor . . . . . . . . . . .    (1,073,240)    (3,136,590)
         (Increase) in inventories . . . . . . . . . . . . .      (711,044)      (370,328)
         (Increase) decrease in prepaid expenses and
           other assets  . . . . . . . . . . . . . . . . . .      (841,900)       122,777
         Increase in accounts payable and accrued expenses .       753,044        146,932
         (Decrease) increase in accrued bonuses  . . . . . .      (229,963)       177,259
         Increase in other current liabilities . . . . . . .       183,452        197,492
         (Decrease) in accrued taxes . . . . . . . . . . . .      (531,203)
                                                               -----------    -----------
              Net cash (used in) operating activities  . . .    (2,558,172)      (449,038)
                                                               -----------    -----------
Cash flows from investing activities:
   Purchase of equipment . . . . . . . . . . . . . . . . . .      (283,398)      (217,285)
   Loans to related party  . . . . . . . . . . . . . . . . .                     (224,038)
   Acquisition of subsidiary . . . . . . . . . . . . . . . .    (1,043,783)
                                                               -----------    -----------
              Net cash (used in) investing activities  . . .    (1,327,181)      (441,323)
                                                               -----------    -----------
Cash flows from financing activities:
   Proceeds from options and warrants exercised  . . . . . .     6,342,305        350,300
   Proceeds from loans, net  . . . . . . . . . . . . . . . .                      235,451
   Repayment of notes payable assumed in acquisition . . . .      (476,286)
   Purchase of treasury stock  . . . . . . . . . . . . . . .      (264,500)
                                                               -----------    -----------
              Net cash provided by financing activities  . .     5,601,519        585,751
                                                               -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . .     1,716,166       (304,610)

Cash and cash equivalents - beginning of period  . . . . . .     4,123,214      2,537,217
                                                               -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD  . . . . . . . . .   $ 5,839,380    $ 2,232,607
                                                               ===========    ===========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                      STEVEN MADDEN, LTD. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

         [1]  Basis of Reporting:

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1996, and the results of its operations, changes in stockholders' equity and cash flows for the three months and nine months then ended. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1995 included in the Steve Madden, Ltd. Form 10-KSB.

         [2]  Inventories:

              Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market.

         [3]  Net income per share of common stock:

              Net income per share of common stock is computed based on the weighted average number of shares outstanding during the period, utilizing the modified treasury stock method. Common stock equivalents are included if their effect is dilutive.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------------

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

The following table sets forth information on operations for the periods indicated:

                                           Percentage of Net Revenues
                                               Nine Months Ended
                                                 September 30
                                 --------------------------------------------
                                        1996                    1995
                                 --------------------    --------------------
Consolidated:
Revenues                         $29,591,329      100    $25,893,051      100
Cost of Revenues                  19,814,098       67     17,060,402     65.9
Other  Operating  Income             722,418      2.4             --       --
Operating Expenses                 9,305,224     31.4      4,748,834     18.3
Income from Operations             1,194,425        4      4,083,815     15.8
Interest Expense                          --       --       (201,443)     (.8)
Interest Income                      247,118      0.8        105,088      0.4
Income  Before  Income Taxes       1,441,543      4.8      3,987,460     15.4
Net Income                           858,543      2.9      2,642,334     10.2

By Segment:

WHOLESALE
Revenues                         $25,503,287      100    $23,783,774      100
Cost Of Revenues                  17,201,489     67.4     15,572,609     65.5
Operating Expenses                 7,106,136     27.9      4,223,674     17.8
Income  from Operations            1,195,662      4.7      3,987,491     16.8

OTHERS
Revenues                          $4,088,042      100     $1,151,862      100
Cost of Revenues                   2,612,609     63.9        631,626     54.8
Other  Operating  Income             722,418     17.7             --       --
Operating Expenses                 2,199,089     53.8        341,036     29.6
Income [Loss] from Operations         (1,238)       0        179,200     15.6

                                           Percentage of Net Revenues
                                              Three Months Ended
                                                 September 30
                                 --------------------------------------------
                                        1996                    1995
                                 --------------------    --------------------
Consolidated:
Revenues                         $13,107,319      100    $10,164,804      100
Cost of Revenues                   8,878,115     67.7      6,705,579       66
Other  Operating  Income             263,559        2             --       --
Operating Expenses                 3,761,035     28.7      1,797,613     17.7
Income from Operations               731,728      5.6      1,661,612     16.3
Interest Expense                          --       --        (67,096)     (.7)
Interest Income                       72,908      0.6         35,268      0.3
Income Before Income Taxes           804,636      6.1      1,629,784       16
Net Income                           482,636      3.7      1,010,658      9.9

By Segment:

WHOLESALE
Revenues                         $11,117,203      100     $9,483,801      100
Cost Of Revenues                   7,546,638     67.9      6,190,285     65.3
Operating Expenses                 2,820,857     25.4      1,609,714       17
Income from Operations               749,708      6.7      1,683,802     17.8

OTHERS
Revenues                          $1,990,116      100       $441,927      100
Cost of Revenues                   1,331,477     66.9        219,501     49.7
Other  Operating  Income             263,559     13.2             --       --
Operating Expenses                   940,179     47.2        122,824     27.8
Income [Loss] from Operations        (17,981)     (.9)        72,602     16.4

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 Vs. Nine Months Ended September 30, 1995

Revenues for the nine months ended September 30, 1996 were $29,591,000, or 14% higher than the $25,893,000 recorded in the comparable period of 1995. This increase in revenues, which are derived from product sales, is due to several factors. Management feels that "Steve Madden" as a brand name is increasing in popularity, thus reorders and retail sales have increased, and new accounts continue to be added. Cost of revenues increased 1% from 66% of revenues in 1995 to 67% of revenues in 1996, primarily as a result of a higher level of markdowns experienced in the second quarter of 1996. Adesso-Madden, a wholly owned subsidiary of the Company, generated a commission of $722,000 for the first nine months of 1996. The Company's newly acquired subsidiary, Diva, had sales of $1,830,000 for the six month period from April 1,1996 (date of acquisition) through September 30, 1996, gross profit was $437,000 and loss from operations was $355,000.

Selling, general and administrative expenses increased by 96% to $9,305,000 in 1996 from $4,749,000 in 1995. The increase is due primarily to a 98% increase in payroll, bonuses and related expenses from $1,760,000 in 1995 to $3,487,000 in 1996, and a 127% increase in selling, advertising, marketing, and designing expenses from $1,422,000 in 1995 to $3,230,000 in 1996. In addition, occupancy, telephone, and utilities expenses increased 219% from $215,000 in 1995 to $685,000 in 1996. Income from operations for 1996 was $1,194,000 which represents a decrease of $2,890,000 from the income from operations of $4,084,000 in 1995. This decrease resulted from the higher cost of revenues as a percent of sales and from the substantial increase in selling, general and administrative expenses. The net income for 1996 was $859,000 as compared to net income of $2,642,000 for the corresponding nine month period of 1995.

Wholesale Division revenues, accounted for 86% or $25,503,000 and 92% or $23,784,000 of total revenues in 1996 and 1995 respectively. Wholesale Division cost of revenues as a percent of sales increased from 66% in 1995 to 67% in 1996. Operating expenses increased by 68%, from $4,224,000 in 1995 to $7,106,000 in 1996. This increase is due to an increase in payroll and payroll related expenses due to the hiring of additional personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding inventory and showroom space as part of an aggressive sales approach. Wholesale income from operations was $1,196,000 in 1996 compared to $3,987,000 in 1995. This decrease is a result of the higher cost of revenues and from the substantial increase in operating expenses.

Revenues from the Retail Division, which accounted for 4% and 7% of total revenues in 1995 and 1996 respectively, increased from $1,152,000 in 1995 to $2,258,000 in 1996. This increase in revenues is due to the Company's opening of a second retail store in New York City, in October 1995 which earned revenues of $1,034,000 in first nine months of 1996. The gross margin from the retail stores was $1,038,000 or 46% and $520,000 or 45% in 1996 and 1995
respectively. The increase in gross margin and gross margin percentage is due to a lower per pair cost being passed through from the wholesale division. Selling, general and administrative expenses increased to $831,000 or 37% of sales in 1996 from $341,000 or 30% of sales in 1995. This increase is due to increases in payroll and related expenses, occupancy, printing and depreciation expenses as a result of opening a second store. Income from operations from the Retail Division was $207,000 in 1996 compared to income from operations of $179,000 in 1995. In December 1995 the Company sold its Marlboro Leather division which generated $957,000 of revenues during the nine months of 1995.

Three Months Ended September 30, 1996 vs. Three Months Ended September 30, 1995

Revenues for the three months ended September 30, 1996 were $13,107,000 or 29% higher than the $10,165,000 recorded in the comparable period of 1995. Cost of revenues as percentage of revenues increased to 68% in 1996 as compared to 66% in 1995. This increase in cost of revenues is due to mark-down prices for allowances to customers. Adesso-Madden, a wholly owned subsidiary of the Company, generated a commission of $264,000 in the third Quarter of 1996. Diva had sales of $1,176,000 in the third Quarter of 1996, gross profit was $299,000 and loss from operations was $161,000. In December 1995 the Company sold Marlboro Leather division whose third Quarter 1995 revenues were $465,000.

Selling, general and administrative expenses increased by 109% to $3,761,000 in 1996 from $1,798,000 in 1995. This increase is primarily due to an increase of 110% in payroll, bonuses and payroll related expenses to $1,420,000 in 1996 from $676,000 in 1995, an increase of 139% in selling, advertising, marketing and designing expenses to $1,451,000 in 1996 from $607,000 in 1995, an increase of 176% in occupancy, telephone and utility costs to $232,000 in 1996 from $84,000 in 1995.

Income from operations was $732,000 in 1996 as compared to $1,662,000 for the corresponding period of 1995. Net income for the 1996 period was $483,000 as compared to net income of $1,011,000 for the same period of 1995. The decline in net income is primarily a result of the increase in cost of revenues as a percentage of revenues and of the increases in administrative expenses as noted above.

Revenues from the wholesale division increased 17% to $11,117,000 in 1996 from $9,484,000 in 1995 and accounted for 85% and 93% of total revenues in 1996 and 1995, respectively. Cost of revenues as a percentage of revenues increased to 68% in 1996 from 65% in 1995. Selling, general and administrative expenses increased by 75% to $2,821,000 in 1996 from $1,610,000 in 1995. Income from operations was $750,000 in 1996 as compared to income from operations of $1,684,000 in 1995. The lower net income for 1996 resulted from the increase in cost of revenues as a percentage of revenues and the increase in selling, general and administrative expenses as discussed above.

Revenues from the Company's retail stores increased to $815,000 in 1996 from $415,000 in 1995 and accounted for 6% and 4% of total revenues in 1996 and 1995, respectively. The Company opened a second retail store in New York City in October 1995 which earned revenues of $359,000 for the three months ended September 30, 1996. The gross margin from the retail stores was $360,000, or 44%, and $195,000 or 47%, in 1996 and 1995, respectively. In 1996 the retail stores sold Steve Madden merchandise, which proved to be very popular, as well as other brands. Approximately 5% of the revenues earned by the retail stores are from sales of other brands. Selling, general and administrative expenses increased to $278,000 in 1996 from $123,000 in 1995. This increase in expenses is due to increases in payroll, payroll related expenses, occupancy, utilities, printing expenses and depreciation expenses from opening a second store.


LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $14,568,000 at September 30, 1996 which represents an increase of $6,771,000 in working capital from September 30,1995. Management believes it can manage the Company's cash flow requirements through its current working capital. In addition, the Company received proceeds of $6,342,000 from the exercise of Class "A" Warrants in the nine months ended September 30, 1996, which has allowed the Company to eliminate the immediate need for outside financing and reduced the Company's interest costs.

The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately sixty percent (60%) of its products to department stores, including Federated Stores (Bloomingdales, Burdines, Macy's East and Macy's West) and approximately forty percent (40%) to specialty stores, including shoe boutiques. As a result of the merger between Federated Stores and R.H. Macy and Company, Federated Stores presently accounts for approximately 25% of the Company's sales. As a result, the loss of Federated Stores as a customer could have a material adverse effect on the Company's business.


OPERATING ACTIVITIES

During the nine month period ended September 30, 1996, operating activities used $2,558,000 of cash. The use of cash arose principally from an increase in accounts receivable-non factored of $1,497,000, an increase in accounts receivable factored of $1,073,000, an increase in inventories of $711,000, an increase of prepaid expenses and other assets $842,,000, decrease in taxes on income of $531,000, an increase in accounts payable and accrued expenses of $753,000, an increase in other current liabilities of $183,000, and a decrease in accrued bonuses of $230,000. Inventory purchases have increased considerably due to increased sales volume.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2007. Future obligations under these lease agreements total $4,500,000 with an annual lease commitment of $635,000.

The company has employment agreements with various officers currently providing for aggregate annual salaries of approximately $1,295,000, subject to annual bonuses and annual increases as may be determined by the Company's Board of

Directors. In addition, as part of the employment agreements, the Company is committed to pay incentive bonuses based on sales, net income, or net income before interest and taxes to three officers.

The Company continues to increase its supply of products from foreign manufacturers, the majority of which are located in Brazil and Mexico. Although the Company has not entered into long-term manufacturing contracts with any of these foreign companies, the Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its product, if current suppliers need to be replaced. In addition, because the Company deals in U.S. currency for all transactions and intends to continue to do so, the Company believes there will be no foreign exchange considerations.


INVESTING ACTIVITIES

During the nine month period ended September 30, 1996, the Company used cash of $283,000 to acquire equipment and make leasehold improvements on new office, retail and warehouse space. Additionally, the Company made an initial payment of $1,000,000 to the owners of Diva International, inc. to acquire all the outstanding common stock of Diva. A note has been issued for $645,000 for the subsequent payment which can be paid in cash or the Company's common stock.

FINANCING ACTIVITIES

During the nine month period ending September 30, 1996, the Company purchased treasury stock of $265,000 and the Company received $6,342,000 from Class "A" warrants and options exercised. In connection with the acquisition of Diva International, Inc., the Company has a note payable to the former owners in the amount of $645,000. Additionally, the Company repaid $476,000 on a note assumed in the acquisition.


INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


                                             STEVE MADDEN, LTD


                                             /s/ Arvind Dharia
                                             ---------------------------------
                                             Arvind Dharia
                                             Chief Financial Officer


DATE:  November 4, 1996