Form 10KSB
period 1996-12-31
MADDEN STEVEN LTD
filed 1997-03-31
CIK 913241

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

COMMISSION FILE NO.   0-23702

                               STEVEN MADDEN, LTD.
          ------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEW YORK                                    13-3588231
---------------------------------             ---------------------------------
(STATE OF OR OTHER JURISDICTION               (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

52-16 BARNETT AVENUE
LONG ISLAND CITY, NEW YORK                                          11104
---------------------------                                      ------------
 (ADDRESS OF PRINCIPAL                                            (ZIP CODE)
   EXECUTIVE OFFICE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (718) 446-1800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
               --------------------------------------------------
                                (TITLE OF CLASS)

                CLASS B REDEEMABLE COMMON STOCK PURCHASE WARRANT
               --------------------------------------------------
                                (TITLE OF CLASS)

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

   Issuer's revenues for the twelve month period ended December 31, 1996 were $45,823,000.

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 20, 1996 was approximately $29,529,454.

Number of shares outstanding of the issuers common stock, as of March 20, 1997, was 7,935,594 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:


      PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANTS DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED FOR MAY 23, 1997.

                                     PART I


ITEM 1.   BUSINESS.

      Steven Madden, Ltd. (the "Company") designs and markets fashion footwear for sale to women, primarily through department stores, footwear specialty stores, catalogues and four (4) Company owned retail stores. The Company's products are designed to appeal principally to fashion conscious consumers who shop at department stores and footwear boutiques, and are moderately priced to attract a broad range of customers. Since its formation in 1990, the Company has introduced approximately four (4) new product lines each year with the current collection consisting of approximately forty (40) styles, including clogs, pumps, boots, sneakers and sandals. The Company's business is comprised of a wholesale division, a retail division, a private label division and the David Aaron(R) division. In 1997, the Company hopes to increase sales in each of these divisions and to commence an aggressive licensing program which will serve to significantly enhance the Company's brand awareness with retailers and consumers.The Company was founded and developed by Steven Madden, its Chief Executive Officer, President and Chairman of the Board. Mr. Madden is the principal designer of the Company's footwear.

      Steven Madden, Ltd. was incorporated as a New York corporation on July 9, 1990. The Company commenced operations in August, 1990 and introduced its first styles of women's footwear and began shipping its products in the Fall of 1990. The Company completed its initial public offering in December 1993 and its securities traded on The Nasdaq SmallCap Market until December 1996. Commencing in January 1997, the Company's shares of Common Stock trade on The Nasdaq National Market under the symbol "SHOO".

      The Company maintains its principal executive offices and a retail warehouse facility at 52-16 Barnett Avenue, Long Island City, NY 11104, telephone number (718) 446-1800 and a showroom at 1370 Avenue of the Americas, New York, NY 10019 and a wholesale warehouse at 3400 McIntosh Rd., Ft. Lauderdale, FL 33316.

THE STEVE MADDEN, LTD. - WHOLESALE DIVISION

      The wholesale division sells and markets the Company's Steve Madden(TM) brand to major department stores, better specialty stores, and shoe stores throughout the country and in Canada. During the last few years the Steve Madden(TM) product line has become a leading footwear brand in the fashion conscious junior marketplace. To serve its customers (women primarily ages 16 to 25), the Company creates and markets fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at reasonable prices. In 1996, the wholesale division expanded its product mix to include sales of tailored shoes, casual boots, and evening footwear. The Company, to further diversify its product offerings, is including athletic footwear in 1997.

      As the Company's largest division, the Steve Madden(TM) wholesale division accounted for $36,500,000 in sales in 1996, or approximately 80% of the Company's total sales. Many of the wholesale division's newly created styles are test marketed at the Company's retail stores. Within a few days, the Company can determine if a test product appeals to customers. This enables the Company to rapidly respond to changing preferences which is essential to success in the junior marketplace.

STEVEN MADDEN RETAIL, INC. - RETAIL DIVISION

      The Company currently operates four (4) retail shoe stores under the Steve Madden(TM) name. Two (2) stores are located in Manhattan (in Soho and the Upper Eastside) and two (2) stores are located in major shopping malls (The Roosevelt Field Shopping Mall in Long Island, New York and The Garden State Plaza in Paramus, New Jersey). Each of the stores has been designed to appeal to young fashion conscious women by creating a "nightclub" type atmosphere. The retail stores have been very successful for the Company, generating in excess of $1,000 per square foot. Sales are primarily from the sale of the Company's Steve Madden(TM). Same store sales increased 9% in 1996 over 1995 sales and total sales for the retail division were $3,805,000 compared to $1,951,000 for 1995.

      The Company believes that the Retail Division will continue to enhance overall sales and profits while building equity in the brand. It is for these reasons that the Company has embarked upon an aggressive expansion plan and intends to add approximately eight (8) new retail stores in 1997. Additionally, the expansion of the Retail Division enables the Company to test and react to new products and classifications which strengthen the Steve Madden wholesale division. In 1996, the Company hired a Director of Retail to manage the retail store expansion.

THE ADESSO-MADDEN, INC. - PRIVATE LABEL DIVISION

      In September 1995, the Company incorporated Adesso-Madden, Inc. as a wholly owned subsidiary ("A-M"). A-M was formed to serve as a buying agent to mass market merchandisers, shoe store chains and other off-price retailers with respect to their purchase of private label shoes. As a buying agent, A-M arranges with shoe manufacturers in Asia and South America for them to manufacture private label shoes to the specifications of their clients. A-M receives commissions in connection with the purchase of private label shoes by its clients. A-M entered into an employment agreement with Gerald Mongeluzo, pursuant to which Mr. Mongeluzo will serve as President of A-M for a period of two (2) years. Mr. Mongeluzo was the founder and President of Adesso Shoes, Inc.

which was previously engaged in a business similar to A-M's business. To the Company's knowledge, Adesso Shoes, Inc. has ceased its operations. In 1996, sales for the Private Label Division generated revenue of $2,500,000 for the last three (3) months of 1996 and a commission of $951,000 for the year ended December 31, 1996. See "Management's Discussion and Analysis" and "Management-Employment Agreements."

THE DIVA ACQUISITION CORP. - DAVID AARON(R)  DIVISION

      On April 1, 1996, the Company acquired Diva International, Inc., a New York corporation ("Diva"), and its affiliate, Design Studio, a Spanish corporation ("Design Studio"). The Company acquired through Diva Acquisition Corp., a wholly owned subsidiary, all of the outstanding capital stock of Diva and the assets of Design Studio for an aggregate of (i) $1,000,000 in cash and
(ii) $1,400,000 to be paid on the first anniversary of the Closing (the "Subsequent Payment"). In lieu of paying the Subsequent Payment in cash, the Company may elect to issue shares of Common Stock, subject to adjustment based upon net assets of Diva at the time of Closing. Because of a downward adjustment to the amount of the Subsequent Payment, the Company anticipates issuing approximately 86,000 shares of Common Stock as payment of the Subsequent Payment. In connection with the Diva transaction, the Company entered into employment agreements with four (4) key employees of Diva. The agreements provide such individuals with base salaries and bonuses based upon the performance of Diva Acquisition Corp.

      Diva designs and markets fashion footwear to women under the "David Aaron(R)" name through major department stores and better footwear specialty stores. Diva's products are designed to appeal principally to fashion conscious women, ages 25 to 44, who shop at department stores and footwear boutiques, priced a tier above the Steve Madden(TM) brand. The Company recorded sales from the David Aaron(R) brand of approximately $3,000,000 for the nine month period from April 1, 1996 (the date of acquisition) through December 31, 1996, or 7% of the Company's total sales.

PRODUCTS

      The Company designs and markets a variety of shoes under the Steve Madden(TM) name for "junior" women and under the David Aaron(R) name for more sophisticated customers. The Steve Madden(TM) line emphasizes up-to-date fashion while the David Aaron(R) brand concentrates on fashionable variations with contemporary styling. New designs are introduced periodically in response to developing demands and tastes. The Company presently manufactures women's footwear, including boots, clogs, sneakers and sandals.

MANUFACTURING


      As is common in the footwear industry, the Company contracts for the manufacture of footwear products to its specifications through independent manufacturers. The Company believes that this sourcing of footwear products minimizes its investment in fixed plants, reduces costs, and enables the Company to more efficiently and rapidly introduce new product designs. At the same time, the Company does not bear the expense or risks of maintaining its own manufacturing operation. The Company presently contracts for manufacture of its shoes by factories in Mexico, Brazil, China and certain other locations. Although the Company has not entered into long-term manufacturing contracts with any of these companies, the Company believes that a sufficient number of alternative sources exist, for the manufacture of its products, although there can be no assurance that the Company will be able to replace its current suppliers without delay or increased costs. The Company does not believe that its position will be materially affected by political or economic conditions in such foreign countries because of the availability of such alternative resources.

      The principal materials used in the Company's footwear are leather, nylon, rubber, wood, and polyurethane. Most of these materials are available from any number of sources, both within the United States and in foreign countries, although a loss of supply could temporarily interrupt or delay the manufacture of affected items or force the Company to seek manufacturers elsewhere.

      The Company believes that it has the ability to develop, over a period of time, adequate alternative sources of supply, both domestic and foreign, for the products obtained from present foreign suppliers. However, should the Company be unable to acquire products from present suppliers or alternative sources, the Company's operations would be seriously disrupted until alternative suppliers could be found. Any such action could result in increases in the cost of footwear in general and, accordingly might adversely affect the sales and profitability of the Company.

CUSTOMERS

      The Company's customers purchasing shoes consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately fifty percent (50%) of its products to department stores, including Federated Department Stores (Bloomingdales, Burdines, Macy's and Rich's) and approximately fifty percent (50%) to specialty stores, including shoe stores such as Edison Brothers (Wild Pair, Precis, Bakers and Leeds) and juniors ready-to-wear stores such as Urban Outfitters. As a result of the merger between Federated Department Stores and R.H. Macy and Company, Federated Department Stores presently accounts for approximately seventeen (17%) of the Company's sales. In 1996, the Company expanded its customer base beyond the East and West coasts into other major markets including the Midwest, Southwest, Northwest and Canada.

DISTRIBUTION

      The Company distributes its shoe products through its sales force, presently comprised of twelve (12) employees, one (1) full time Director of Operations and eleven (11) independent sales representatives. These sales representatives work on a commission basis and are responsible for placing the Company's products with its principal customers, including department and specialty stores. The Company intends to leverage its existing network of sales representatives and thereby open new markets and increase its customer bases.

COMPETITION

      The fashionable footwear industry is highly competitive. The Company's competitors include specialty companies as well as companies with diversified product lines. The recent substantial growth in the sales of fashionable footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Nine-West, Esprit, Sam and Libby, Zodiac and Guess, have significantly greater financial and other resources than the Company. The Company believes effective advertising and marketing, fashionable styling, high quality and value are the most important competitive factors and intends to employ these elements as it develops its products.

MARKETING, ADVERTISING AND PROMOTION

      The Company's current marketing approach is targeted to fashion forward young women who demand footwear with up-to-the-minute styling at reasonable prices. The Company believes that consumer preference is shifting from tailored footwear to athletic looks, dress and casual leather fashion footwear. In response to this trend, the Company has concentrated its efforts on the design and marketing of a collection which includes sneakers, dress platform shoes, clogs, boots and sandals. The Company presents its products at various national and regional trade shows. To reinforce the Company's presence in the marketplace, marketing and promotional strategies are created to improve sales at the retail level and reinforce brand awareness.

      The Company advertises its footwear in trade and consumer publications as well as on billboards and painted walls in key locations. The Company intends to expand its marketing efforts by increasing its advertising in fashion and teen publications. In addition, the Company will launch in 1997 a national consumer add campaign for David Aaron(R), as well as trade advertising. The Company will augment the national effort for Steve Madden(TM) with strategic and regional marketing.

      In 1996, the Company created its site on the World Wide Web at http:\\www.Stevemadden.com to provide information regarding the Company's products to potential customers. In 1997, the Company intends to promote its Web site by offering visitors interactive activities, such as the Steve Madden Fan Club and a chat room where the Company's customers can discuss fashion and other topics of interest.

      In 1995, the Company hired an in-store coordinator to enhance sales of the Company's products to major retail stores. The Company believes that by supervising the display and merchandising of the Company's various shoe lines as well as ordering the Company's shoes on behalf of sizable department stores, the in-house coordinator will assist in increasing the Company's sales. In 1997, at least 50 in store presentations will be in place.

      In 1996, the Company hired an Image Director to implement marketing and licensing strategies which include engaging a new advertising agency and a promotion and public relations firm. Additionally, efforts to select licensing partners in key product categories has been initiated. As of February 1997, two
(2) licenses have been executed for Steve Madden(TM) handbags and Steve Madden(TM) sunglasses. It is the Company's intention to continue its licensing efforts in 1997.

      On December 4, 1995, the Company entered into an arrangement pursuant to which it prepaid for media time (television and radio) and print advertising (newspaper and magazines). In January 1997, the Company was granted a one (1) year extension on the usage of the credits thereby strengthening its marketing efforts. See "Financial Statements."


MANAGEMENT INFORMATION SYSTEMS (MIS) OPERATIONS

      In 1996, the Company hired a Director of Management Information Systems to further strengthen its systems of operation, including a more versatile hardware and software package linking the Company's operations. The Company intends for the system to be operative by the second quarter of 1997 and will roll- out its automatic inventory replenishment by July 1997, enhancing sales and profitability.

RECEIVABLES FINANCING

      The Company finances its receivables through the use of a factor. The Company's present relationship with Capital Factors, Inc. permits the Company to draw down eighty (80%) percent of its invoiced receivables at an interest rate of the greater of six (6%) percent or prime plus (1%). The agreement provides that Capital Factors is not required to purchase all the Company's receivables.

The Company has utilized several other factors in the past and regularly explores alternative factoring relationships in order to obtain such receivables financing on terms which are more favorable to the Company.

TRADEMARKS

      The Steve Madden(TM) trademark is the property of the Company. Although such trademark has not been registered with the United States Patent and Trademark Office ("PTO"), to the Company's knowledge, the Company has the common law right to use such trademarks on its products and in the marketing of its services. In 1996, the Company filed applications with the PTO to register its Steve Madden(TM) trademark with regard to footwear, handbags, clothing, sunglasses and eyeglasses, jewelry, belts, cosmetics and fragrances. There can be no assurance, however, that the Company will be able to effectively protect such property rights. The failure by the Company to protect such rights from unlawful and improper appropriation may have a material adverse effect on the Company.

      The Company has also filed application with the PTO to register its Steve Madden(TM) mark for the operation of its retail stores plus design trademark in the United States in connection with clothing, sunglasses and eyeglasses, jewelry, belts, cosmetics and fragrances.

      The David Aaron(R) trademark was registered with the PTO on June 6, 1995, under the classifications for handbags, clothing, and footwear. Diva Acquisition Corp. has also filed application with the PTO in January, 1997 to register its David Aaron(R) trademark for the operation of anticipated retail stores.

EMPLOYEES

      At March 20, 1997, the Company employed one hundred fifty four (154) persons, many of which work on a full-time basis. The management of the Company considers relations with its employees to be good.
See "Management".

ITEM 2.  PROPERTIES.

      The Company maintains its principal executive offices and a retail warehouse at 52-16 Barnett Avenue, Long Island City, NY 11104 and a wholesale warehouse at 3400 McIntosh Rd., Ft. Lauderdale, FL 33316. The premises in Long Island City consists of approximately 8,500 square feet of administrative office space and approximately 2,500 square feet of retail warehouse space with an inventory capacity of 35,000 pairs of shoes. The premises in Ft. Lauderdale consist of approximately 2,000 sq. ft. of office space and approximately 14,000 sq. ft. of wholesale office space with an inventory capacity of 200,000 pairs of shoes.

      The Company has a retail store at 540 Broadway in New York's Soho district (the "Soho Store") consisting of 1,500 square feet of retail space, 500 square feet of administrative office space and approximately 2,000 square feet of warehouse with an inventory capacity 8,000 pairs of shoes. The Soho Store provides the Company with an opportunity to test new products, judge consumer preferences and market its footwear. Presently, the Company's products comprise about seventy (70%) percent of the Soho Store's inventory, with other manufacturers representing the balance.

      On July 18, 1995, the Company entered into a 12 year lease for a retail location on 86th Street on the upper eastside of Manhattan (the "Eastside Store"). The Company opened the Eastside Store in October 1995. The lease is for approximately 3,000 square feet and requires the monthly rent payment of approximately $22,000. Rent escalates during the term of the lease to maximum of approximately $31,000 per month. The Company subleases approximately 1,000 square feet to a non-affiliated retail establishment.

      On November 1, 1995, the Company opened a new distribution facility at 3400 Macintosh Road, Port Everglades, FL 33316. The premises are divided into office space (2,000 square feet) and warehouse space (14,000 square feet). The lease for this facility terminates on September 30, 1997.

      On April 30, 1996, the Company entered into a ten (10) year lease for a retail location in The Garden State Plaza Shopping Center, New Jersey (the "New Jersey Store"). The lease is for approximately 1,200 square feet.

      On May 24, 1996, the Company entered into an assignment of lease for a retail location in the Roosevelt Field Shopping Center on Long Island, New York (the "Roosevelt Field Store"). The assigned lease is for approximately 1,600 square feetand terminates in August, 2003.

ITEM 3.  LEGAL PROCEEDINGS.

      No material legal proceedings are pending to which the Company or any of its property is subject and, to the knowledge of the Company, there are no material legal proceedings threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 1996.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's shares of Common Stock, Class A Warrants and Class B Warrants were quoted since December 10, 1993 on The Nasdaq SmallCap Market under the symbols SHOO, SHOOW and SHOOZ, respectively. In January, 1996, the Class A Warrants ceased trading as a result of the Company's call for redemption of such securities. In January 1997, the Company's shares of Common Stock and Class B Warrants commenced trading on The Nasdaq National Market.

      The following table sets forth the range of high and low bid quotations for the Common Stock, Class A Warrants, Class B Warrants for the two year period ended December 31, 1996, as reported by The Nasdaq SmallCap Market. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                       Common Stock    Class A Warrants   Class B Warrants
                        High     Low      High  Low         High    Low
                        ----     ---      ----  ---         ----    ---
    1995
--------------
Quarter ended
March 31, 1995          6-3/8    3-7/8    3-5/8 1           2-3/4    7/8

Quarter ended
June 30, 1995           6-5/8    4-1/2    2-5/8 1           2        1

Quarter ended
September 30, 1995      9        5-9/16   4-3/8 2-3/8       4-5/16   1-7/8

Quarter ended
December 31, 1995       10-1/8   7        5-1/2 2-1/4       5-1/8    2-3/4


    1996
--------------
Quarter ended
March 31, 1996          8-3/8    5-5/8    ---    ---        3-15/16  2-3/8

Quarter ended
June 30, 1996           7-3/4    4-9/16   ---    ---        3        1-3/8

Quarter ended
September 30, 1996      4-13/16  2-7/8    ---    ---        1-5/16   15/16

Quarter ended
December 31, 1996       5-13/16  3-1/4    ---    ---        1-11/16  1-1/8


      On March 20, 1997, the final quoted prices as reported by The Nasdaq National Market were $4.44 for the Common Stock and $1.44 for the Class B

Warrants. As of March 20, 1997, there were 7,935,594 shares of Common Stock outstanding, held of record by approximately 71 record holders and 3,400 beneficial owners.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

The following table sets forth information on operations for the periods indicated:

                                          Percentage of Net Revenues
                                          Years Ended December 31
                                          ----------------------------
                                           1996     %          1995       %
                                           ----    ---         ----      ---

CONSOLIDATED:

Revenues                              $45,822,605  100      $38,734,765  100

Cost of Revenues                       31,342,504   68.4     25,911,007   66.9

Other Operating Income                    950,675    2          378,316    1


Operating Expenses                     13,998,449   30.5      7,451,249   19.2

Income from Operations                  1,432,327    3.1      5,750,825   14.9

Interest Expense                         -162,049   -0.4        264,640    0.7

Interest Income                           321,935    0.7        167,302    0.4

Other Expenses                                ---    ---       -104,348    0.3

Income Before  Income Taxes             1,592,213    3.4      5,549,140   14.3

Net Income                              1,058,673    2.3      3,756,525    9.6

By Segment:

WHOLESALE - Steve Madden Ltd.

Revenues                              $36,463,891  100      $35,307,077  100


Cost Of Revenues                       24,887,124   68.3     24,279,655   68.8

Other Operating Income                        ---   ---         169,704    0.5

Operating Expenses                     10,674,571   29.3      6,374,692   18.0

Income from Operations                    902,196    2.4      4,822,437   13.7


OTHERS(1)

Revenues                               $9,358,714  100       $3,427,689  100

Cost of Revenues                        6,455,380   69        1,631,352   47.6

Other Operating Income                    950,675   10.2        208,612    6.1

Operating Expenses                      3,323,878   35.5      1,076,557   31.4

Income from Operations                    530,131    5.7        928,392   27.1

----------------------
(1) Includes Diva International for nine months ended December 31, 1996.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 vs. Year Ended December 31, 1995

       Revenues for the twelve months ended December 31, 1996 were $45,823,000 or 18% higher than the $38,735,000 recorded in the comparable period of 1995. The increase in product sales revenue is due to several factors: additional new accounts, increased reorders and increased retail sales. As a result of additional distribution, management feels that "Steve Madden" as a brand name has increased in popularity nationwide. Cost of Revenues increased 1% from 67% in 1995 to 68% in 1996, primarily as a result of a higher markdowns experienced in the second quarter of 1996. Adesso-Madden, a wholly owned subsidiary of the Company, generated revenue of $2,541,000 for the last three months of 1996 and a commission of $951,000 for the year ended December 31, 1996. The Company's newly acquired subsidiary, Diva which markets the "David Aaron" brand name in footwear had sales of $3,013,000 for the nine month period from April 1, 1996 (date of acquisition) through December 31, 1996. Gross profit was $773,000 and loss from operations was $375,000. In December 1995 the Company sold its Marlboro Leather division which generated $1,476,000 of revenues and a loss of $198,000 during 1995.

       Selling, general and administrative (SG&A) expenses increased 88% to $13,999,000 in 1996 from $7,451,000 in 1995. In the second and third quarters of 1996 the Company began to strategically strengthen its management team and infrastructure laying the foundation for future growth. Thus, the increase SG&A is due primarily to a 75% increase in payroll, bonuses and related expenses from $2,869,000 in 1995 to $5,010,000 in 1996. Additionally, the Company focused its efforts on selling, advertising, marketing, and designing thus increasing those expenses by 99% from $2,340,000 in 1995 to $4,660,000 in 1996. Also, the Company expanded its retail outlets and office facilities thereby increasing the occupancy, telephone, and utilities expenses by 162% from $354,000 in 1995 to $928,000 in 1996. In addition, in 1996 the Company recorded a one time charge of $550,000 related to default of notes receivable from the sale of Marlboro Leather. Also selling, general and administrative expenses has increased by $377,000 from $467,000 in 1995 to $844,000 in 1996 due to additional cost related to designer support personnel as the Company strategically focused on the expansion of product classifications. Income from operations for 1996 was $1,432,000 which represents a decrease of $4,319,000 from the income from operations of $5,751,000 in 1995. This decrease resulted from higher cost of revenues as a percent of sales and from the substantial increase in selling, general and administrative expenses. The net income for 1996 was $1,059,000 as compared to net income of $3,757,000 for the 1995.

       Steve Madden Wholesale Division revenues accounted for $36,464,000 or
80% and $35,307,000 or 91% of total revenues in 1996 and 1995, respectively. Wholesale Division cost of revenues as percent of sales remains the same. Operating expenses increased by 68% from $6,375,000 in 1995 to $10,675,000 in 1996. This increase is due to an increase in payroll and payroll related expenses due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding inventory and the renovation of NYC showroom space as part of an aggressive sales approach. Wholesale income from operations was $902,000 in 1996 compared to $4,822,000 in 1995. This decrease is a result of the higher cost of revenues and from the substantial increase in operating expenses. Operating expenses have increased due to developing a new line of sneakers and hiring additional personnel to facilitate future growth of footwear classifications/extensions.

       Revenues from the Retail Division accounted for $3,805,000 or 8% and $1,951,000 or 5% of total revenues in 1996 and 1995, respectively. This increase in revenues is due to the Company's opening of third retail store in Roosevelt Field Mall, Long Island NY and fourth retail store in Paramus New Jersey, in November 1996 which generated revenues of $425,000 and $168,000, respectively. The gross margin from the retail stores was $1,933,000 or 51% and $910,000 or 47% in 1996 and 1995, respectively. The increase in gross margin dollars and gross margin percentage is due to a reduction of markdowns and better control over the flow of merchandise to the retail stores. Selling, general and administrative expenses increased to $1,385,000 or 36% of sales in 1996 from $577,000 or 30% of sales in 1995. This increase is due to increases in payroll and related expenses, occupancy, printing and depreciation expenses as a result of opening two additional stores. Additionally, the Company hired a Director of Retail Operations, anticipating increases in the number of retail stores. Income from operations from the Retail Division was $549,000 in 1996 compared to income from operations of $334,000 in 1995.

       In September 1995, the Company incorporated Adesso-Madden, Inc. as a wholly owned subsidiary ("A-M"). A-M was formed to serve as a buying agent to mass market merchandisers, shoe store chains and other off price retailers with respect to their purchase of private label shoes. As a buying agent, A-M arranges with shoe manufacturers in Asia and South America to manufacture private label shoes to the specifications of A-M and for its clients. A-M receives commissions in connection with the purchase of private label shoes by its clients. The Company determined that the entry into the private label, as well as mass merchandising markets would provide the Company with an additional source of revenue, by leveraging the Company's existing suppliers. The Company does not expect this expansion to have any impact on its upscale, brand name market since the private label line will not offer the current designs of Steve Madden or David Aaron styles of shoes for six months to a year after the brand name product is released.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has working capital of $13,720,000 at December 31, 1996 which represents an increase of $4,095,000 in working capital from December 31,1995. In 1996 the Company received proceeds of $6,302,000 from the exercise of Class A Warrants.

       The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately fifty percent (50%) of its products to department stores, including Federated Department Stores (Bloomingdales, Burdines, Macy's East, Macy's West and Rich's) May Department Stores, Dillards, Nordstrom's, Dayton Hudson and approximately fifty percent (50%) to specialty stores, including shoe stores such as Edison (Wild Pair, Precis, Bakers/Leeds) and junior clothing stores such as Urban Outfitters. As a result of the merger between Federated Department Stores and R.H. Macy and Company, Federated Department Stores presently accounts for approximately 17% of the Company's sales.

OPERATING ACTIVITIES

       During the year ended December 31, 1996, operating activities used $874,000 of cash. The use of cash arose principally from a decrease in accounts receivable-non factored of $326,000, an increase in accounts receivable factored of $876,000, and an increase in inventories of $1,381,000. Additionally there was an increase of prepaid expenses and other assets of $199,000, decrease in taxes on income of $1,155,000, an increase in accounts payable and accrued expenses of $280,000, as well as a decrease in other current liabilities of $11,000, and a decrease in accrued bonuses of $163,000. Inventory purchases have increased due to increased sales volume.

       The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2007. Future obligations under these lease agreements total $6,053,000 with annual lease commitments of $926,000.

       The Company has employment agreements with various officers currently providing for aggregate annual salaries of approximately $1,400,000, subject to annual bonuses and annual increases as may be determined by the Company's Board of Directors. In addition, as part of the employment agreements, the Company is committed to pay incentive bonuses based on sales, net income, or net income before interest and taxes to three officers. The Company continues to increase its supply of products from foreign manufacturers, the majority of which are located in Brazil and Mexico. Although the Company has not entered into long-term manufacturing contracts with any of these foreign companies, the Company believes that a sufficient number of alternative sources exists outside of the United States for the manufacture of its product if current suppliers need to be replaced. In addition, because the Company deals with U.S. currency for all transactions and intends to continue to do so, the Company believes there should be no foreign exchange considerations.

INVESTING ACTIVITIES

       During the year ended December 31, 1996, the Company used cash of $1,179,000 to acquire equipment and make leasehold improvements on new office, retail and warehouse space. Additionally, the Company made an initial payment of $1,000,000 to the owners of Diva International, Inc. to acquire all the outstanding common stock of Diva. The remaining balance due is $645,000, as adjusted, which can be paid in cash or the Company's common stock. The amount is due April 1, 1997. Additionally, the Company repaid $476,000 on a note assumed in the acquisition.

FINANCING ACTIVITIES

       During the year ended December 31, 1996, the Company purchased treasury stock of $457,000 and the Company received $6,302,000 from the exercise of Class A Warrants and options. In connection with the acquisition of Diva International, Inc., the Company owes the former owners
$645,000 payable in cash or shares of Common Stock by April 1, 1997.

INFLATION

     The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See financial statements following Item 13 of this Annual report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Mortenson & Associates, P.C. ("Mortenson") by the letter dated December 22, 1995 was dismissed as the independent accountants for the Registrant. The reports of Mortenson on the financial statements of the Registrant for the past two fiscal years contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Registrant's Board of Directors approved the dismissal of Mortenson. For the two most recent fiscal years and through December 22, 1995, there have been no disagreements between the Registrant and Mortenson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Mortenson to make a reference thereto in its report on the Registrant's financial statements for such period. During the two most recent fiscal years and through December 22, 1995, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

      The Registrant was furnished with a letter from Mortenson addressed to the Securities and Exchange Commission stating that Mortenson agrees with the above statements.

      The Registrant engaged Richard A. Eisner & Company, LLP, 575 Madison

Avenue, New York, New York 10022 ("RAE"), as its new independent accountants as of December 22, 1995. Prior to such date, the Registrant did not consult with RAE regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by RAE, or (iii) any other matter that was the subject of a disagreement between the Registrant and its auditor (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in
Item 304(a) (1)(v) of Regulation S-K).

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT OF THE REGISTRANT.

      The names and ages of the directors and executive officers of the Company are set forth below:

NAME                    AGE               POSITION(S) WITH THE COMPANY
----                    ---               ----------------------------

Steven Madden           39                President, Chairman of the
                                          Board and Chief Executive
                                          Officer

Rhonda Brown            41                Chief Operating Officer and Director

Arvind Dharia           47                Chief Financial Officer and Director

John Basile             45                Executive Vice-President and Director

Gerald Mongeluzo        56                President of Adesso-Madden, Inc.

Yves Levenson           39                President of Diva Acquisition Corp.

John L. Madden          50                Director

Peter Migliorini        49                Director

Les Wagner              58                Director

Gary DeLuca*            42                Director

*   Mr. Deluca resigned as a Director of the Company in April, 1996.

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

      STEVEN MADDEN, the Company's founder, President, Chairman of the Board and

Chief Executive Officer, attended the University of Miami. Mr. Madden has also served as a consultant to the Company since May 1995. In 1980, Mr. Madden joined L.J. Simone footwear as an Account Executive. At that time, the domestic manufacturer had an annual sales volume of approximately $800,000. Mr. Madden was promoted to Sales Manager and Director of Product Development and was instrumental in the Company's growth to a $28 million annual volume. After leaving L.J. Simone in 1988, he joined M.C.M. Footwear, where he commenced the design, development and marketing of the "Souliers" line of footwear for women. In 1990, he founded the

Company.

      RHONDA J. BROWN, has been the Chief Operating Officer of the Company since July 1996 and a director of the Company since November, 1996. Prior to joining the Company, Ms. Brown served as President and Chief Executive Officer of Icing, Inc. from May 1995 to December 1995. Previously, from August 1992 to December 1994, Ms. Brown served as Merchandise President of Macy's East, a division of R.H. Macy & Co., Inc. From July 1988 to July 1992. Ms. Brown served as Senior Vice-President and General Merchandise Manager to Lord & Taylor, a division of the May Company. Brown attended American University, receiving a BS in Marketing and Public Communications in 1976.

      ARVIND DHARIA, Director and Chief Financial Officer, attended the University of Baroda in India and received a Bachelor's degree in 1969. In 1972, Mr. Dharia received his Masters of Business Administration from the University of West Palm Beach in Florida. From January 1988 to November 1988, Mr. Dharia was a Senior Accountant/ Auditor with Fred M. Roth CPA firm. From December 1988 to September 1992, Mr. Dharia was Assistant Controller of Millennium III Real Estate Corp. Mr. Dharia joined Steven Madden, Ltd. in October 1992 and became a Director in December 1993.

      JOHN BASILE, has been the Director of Operations of the Company since June 1994 and a Director of the Company since November, 1996. From 1990 to 1994, Mr. Basile was Executive Vice President of Cougar U.S.A. responsible for the United States Division of Susan Shoes of Canada. Previously, Mr. Basile was a Sales Manager at Bellini Imports from 1980 to 1990.

      GERALD MONGELUZO, has been President of Adesso-Madden, Inc., a wholly owned subsidiary of the Company, since September 1995. Previously, Mr. Mongeluzo was the founder and President of Adesso Shoes, Inc., a buying agent of private label shoes. From 1987-1991, Mr. Mongeluzo was the President of the Prima Barbaro Division of Cells Enterprise, Inc. Mr. Mongeluzo founded Prima Shoes, Inc., a buying agent of private label shoes, and served as President from 1984 to 1987.

      YVES LEVENSON, has been President of Diva Acquisition Corp., a wholly owned subsidiary of the Company, since April, 1996. From 1994 to 1996, Mr. Levenson was the Vice-President of Diva International, Inc. which owned, among other brands, the David Aaron(R) brand that has been nationally distributed since 1992. From 1982 to 1994, Mr. Levenson owned and managed retail stores in the New York metropolitan area, which catered to fashionable urban customers.

      JOHN L. MADDEN, Director, graduated in 1968 from Philadelphia College of Textiles and Sciences with a Bachelor's degree in Management and Marketing. In 1969 he attended the New York Institute of Finance. From 1968 to 1970, Mr. Madden was staff analyst for Rittmaster Investment Corp. From 1970 to 1974, Mr. Madden was Director of Transit Sales for the Qonaar Corp. From 1974 to 1979, Mr. Madden served as President and Chief Operating Officer of Madden Security Systems, Inc. From September 1979 to February 1990, Mr. Madden served as a registered representative in various capacities at the E.F. Hutton Group, Smith Barney, Paine Webber and Dean Witter. From February 1990 to April 1992, Mr. Madden served as a Branch Office Manager for Biltmore Securities Corp. From April 1992 until August 1993, Mr. Madden was associated with GKN Securities, Inc. as a Senior Account Executive. From August 1993 to April 1994, Mr. Madden returned to Biltmore Securities as a Managing Director and registered sales representative. In May 1994, Mr. Madden rejoined GKN Securities, Inc. as Vice President of Investments. Mr. Madden is the brother of Steven Madden, the Company's President, Chairman of the Board and Chief Executive Officer.

      LES WAGNER, has been a Director of the Company since October, 1996. From 1993 to 1996, Mr. Wagner served as the President of Baker/Leeds Shoe Store, a Division of Edison Brothers Stores, Inc. Mr Wagner has served in a number of other capacities for Baker/Leeds from 1963 to 1993 which included, General Merchandise Manager from 1989 to 1993; Vice president Real Estate Northeast Area from 1988-1989; and President, Gussini Discount Shoe Division from 1987 to 1988. Mr. Wagner attended Harvard University, completing the Advanced Management Program (AMP 100). Mr. Wagner performs consulting services for the Company from time to time.

      PETER MIGLIORINI, has been a Director of the Company since October, 1996. From 1994 to present, Mr. Migliorini has served as Sales Manager for Greschlers, Inc., a major supply company located in Brooklyn, New York. From 1987 to 1994 Mr. Migliorini served as Director of Operations for Mackroyce Group. Mr. Migliorini has previously served in a number of capacities, ranging from Assistant Buyer to Chief Planner/Coordinator for several shoe companies including Meldisco Shoes, Perry Shoes, and Fasco Shoes.

      GARY DELUCA, was a director of the Company from March 1994 until April 1996, and a consultant to the Company from May 1995 to April 1996. Mr. DeLuca has served as a corporate consultant to wholesalers and retailers of textiles, home products and fashion merchandise. He has overseen the implementation of various administrative systems, such as automated distribution, point-of-sale systems, franchising programs, internal operating systems and computer processing for institutions in the financial area and retail field. In November 1993, Mr. DeLuca joined the Dollar Time Group, Inc. as Chief Operating Officer and in January 1994, Mr. DeLuca became President.

      Any loans to officers, directors or 5% stockholders will be for a bona fide business purpose approved by a majority of the disinterested members of the Board of Directors. Further, any future transactions with officers, directors or 5% shareholders will be on terms no less favorable to the Company than could be obtained by third parties.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION

      Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

      Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                     PART IV

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) EXHIBITS.

Exhibits

3.01*             Certificate of Incorporation of the Company.

3.02* By-Laws of the Company. (Incorporated by reference to the Company's Registration Statement on Form S-8,
                  File No. 33-8810)

4.01*             Specimen Certificate for shares of Common Stock.

4.03* Form of Warrant Agreement by and among the Company, the Underwriter and American Stock Transfer & Trust Company including Form of Class A Warrant Certificate and Form of Class B Warrant Certificate.

4.04*             Form of Underwriter's Unit Purchase Option.

5.01*             Opinion of Bernstein & Wasserman, as counsel to the Company.

10.01*** Amended Employment Agreement between the Company and Steven Madden, as amended.

10.02***          Employment Agreement between the Company and Arvind Dharia.

10.03**           Lease for 52-16 Barnett Avenue, Long Island City, New York.

10.04**           Lease for 86th Street, New York, New York.

10.05*            Lease for 540 Broadway, New York, New York.

10.06**           Employment Agreement of Edward L. Weitz.

10.07**           Employment Agreement of John Basile.

10.08*            Form of Bridge Loan Documents.

10.09**           Accounts Receivable Factoring Agreement

10.10**           Consulting Agreement with BOCAP Corp.

10.11** Purchase Agreement dated as of April 1, 1994, by and between the Company and Marlboro Leather, Inc.

10.12***          Consulting Agreement with Gary DeLuca.

10.13***          Letter Agreement with Sam Schwarz.

10.14+      Employment Agreement of Gerald Mongeluzo.

10.15+ Assignment and Assumption Agreement among BOCAP Corp., Steven Madden and Steven Madden, Ltd.

10.16++ Guarantee issued by Steven Madden, Ltd. with respect to Employment Agreement of Gerald Mongeluzo.

10.17+++ Letter Agreement between the Registrant and Stratton Oakmont, Inc., pursuant to which Stratton Oakmont has waived its solicitation fee.

10.18       Employment Agreement of Rhonda Brown.

10.19       Employment Agreement of Yves Levenson.

10.20 Agreement and Plan of Merger between the Company, Diva Acquisition Corp., and Diva International, Inc.

10.21 Certificate of Merger between Diva International, Inc. and Diva Acquisition Corp.

11.1        Computation of Per Share Earnings

21.0        Subsidiaries of Registrant

24.01       Consent of  Richard A. Eisner & Company, LLP.

* Previously filed with and incorporated hereby with reference to the Registrant's Registration Statement on Form SB-2 (No.3367162-NY, as amended, declared effective on December 10, 1994.)

** Previously filed with and incorporated hereby with reference to the Registrant's Amendment No. 1 to Post Effective Amendment No. 1 to the Registration Statement on Form SB-2 (No. 33-67162-NY, as amended) filed on August 31, 1995.

*** Previously filed with and incorporated hereby with reference to the Registrant's Amendment No. 2 to Post Effective Amendment No. 1 to the Registration Statement on Form SB-2 (No. 33-671632-NY) filed on September 25, 1995.

+ Previously filed with and incorporated hereby with reference to the Registrant's Post Effective Amendment No. 5 to the Registration Statement on Form SB-2 (No. 33-671632-NY) filed on October 25, 1995.


++ Previously filed with and incorporated hereby with reference to the Registrant's Post Effective Amendment No. 6 to the Registration Statement on Form SB-2 (No. 33-671632-NY) filed on October 27, 1995.

+++ Previously filed with and incorporated hereby with reference to the Registrant's Post Effective Amendment No. 7 to the Registration Statement on Form SB-2 (No. 33-671632-NY) filed on October 31, 1995.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: New York, New York March 28, 1997

                                          STEVEN MADDEN, LTD.



                                          By:/s/ Steven Madden
                                             -----------------------------------
                                          Steven Madden
                                          Chairman of the Board,
                                          President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                           TITLE                         DATE
---------                           -----                         ----

/s/ Steven Madden             Chairman of the Board, President
----------------------------  and Chief Executive Officer    March 28, 1997
Steven Madden

/s/ Arvind Dharia             Chief Financial Officer
----------------------------  and Director                   March 28, 1997
Arvind Dharia

/s/ John L. Madden
----------------------------  Director                       March 28, 1997
John L. Madden


/s/ Les Wagner                Director                       March 28, 1977
-----------------------------
Les Wagner


/s/Rhonda Brown               Chief Operating Officer        March 28, 1997
----------------------------- and Director
Rhonda Brown


/s/John Basile                Director of Operations         March 28, 1997
----------------------        and Director

John Basile


/s/ Peter Migliorini          Director                       March 28, 1997
----------------------
Peter Migliorini









                     STEVEN MADDEN, LTD. AND SUBSIDIARIES

                                 - I N D E X -

                                                              PAGE
                                                             NUMBER
                                                             ------

INDEPENDENT AUDITORS' REPORT                                   F-2

CONSOLIDATED BALANCE SHEET                                     F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                          F-4

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS' EQUITY                                        F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                          F-6

NOTES TO FINANCIAL STATEMENTS                                  F-7

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  and Stockholders
Steven Madden, Ltd.
New York, New York


         We have audited the accompanying consolidated balance sheet of Steven Madden, Ltd. and subsidiaries as at December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries at December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.


New York, New York
February 14, 1997

                     STEVEN MADDEN, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996

                                  A S S E T S

Current assets:

  Cash and cash equivalents (Note A[5]). . . . . . . . . . . .   $ 6,150,996
  Accounts receivable - nonfactored (net of allowance for
   doubtful accounts of $188,372) (Note A[3]). . . . . . . . .       323,160
  Due from factor (net of allowance for doubtful accounts
   of $137,000 (Note C) . . . . . . . . . . . . . . . . . . ..     5,059,922
  Inventories (Note A[6] . . . . . . . . . . . . . . . . . . .     2,757,178
  Prepaid advertising (Note J) . . . . . . . . . . . . . . . .       350,000
  Prepaid expenses and other current assets. . . . . . . . ..        548,657
  Prepaid taxes (Note F) . . . . . . . . . . . . . . . . . . .       623,301
                                                                 -----------
      Total current assets. . . . . . . . . . . . . . . . .  .    15,813,214
                                                                 -----------
Property and equipment, net (Notes A[4] and B). . . . . . . ..     2,128,199
                                                                 -----------
Other assets:

  Prepaid advertising, less current portion (Note J) . . . . .     1,769,480
  Deferred taxes (Note F). . . . . . . . . . . . . . . . . . .       451,400
  Deposits and other . . . . . . . . . . . . . . . . . . . .         301,128
  Cost in excess of fair value of net assets acquired
    (net of accumulated amortization of $72,654) (Note K). . .     1,897,106
                                                                 -----------
      Total other assets. . . . . . . . . . . . . . . . . . .      4,419,114
                                                                 -----------
      T O T A L . . . . . . . . . . . . . . . . . . . . . . .    $22,360,527
                                                                 ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Note payable (Note K). . . . . . . . . . . . . . . . . . . .   $   644,839
  Current portion of lease payable (Note E). . . . . . . . . .        34,521
  Accounts payable and accrued expenses. . . . . . . . . . . .       888,322
  Accrued bonuses. . . . . . . . . . . . . . . . . . . . . .         433,336
  Other current liabilities. . . . . . . . . . . . . . . . . .        92,486
                                                                 -----------
      Total current liabilities . . . . . . . . . . . . . . .      2,093,504

Lease payable, less current portion (Note E). . . . . . . . .        165,605
                                                                 -----------
                                                                   2,259,109
                                                                 -----------


Commitments and contingencies

Stockholders' equity (Note D):
  Common stock - $.0001 par value, 10,000,000 shares
    authorized, 7,833,594 issued and outstanding . . . . . . .           783
  Additional paid-in capital . . . . . . . . . . . . . . . . .    17,769,378
  Unearned compensation. . . . . . . . . . . . . . . . . . . .      (320,284)
  Retained earnings. . . . . . . . . . . . . . . . . .. .. . .     3,108,266
   Treasury stock at cost (101,800 shares). . . . . . . . . .       (456,725)
                                                                 ------------
      Total stockholders' equity. . . . . . . . . . . . . . .     20,101,418
                                                                 -----------
      T O T A L . . . . . . . . . . . . . . . . . . . . . . .    $22,360,527
                                                                 ===========

                The accompanying notes to financial statements
                         are an integral part hereof.

                     STEVEN MADDEN, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended December 31,
                                                 -------------------------
                                                    1996            1995
                                                    ----            ----

Net sales . . . . . . . . . . . . . . . . . .   $ 45,822,605     $38,734,766

Cost of sales . . . . . . . . . . . . . . . .     31,342,504      25,911,007
                                                -------------    -----------
Gross profit (Note J) . . . . . . . . . . . .     14,480,101      12,823,759

Other revenue. . . . . . . . . . .  . . . . .        950,675         378,316

Operating expenses. . . . . . . . . . . . . .    (13,998,449)     (7,451,249)
                                                -------------    ------------
Income from operations. . . . . . . . . . . .      1,432,327       5,750,826

Interest income . . . . . . . . . . . . . . .        321,935         167,302

Interest (expense). . . . . . . . . . . . . .       (162,049)       (264,640)

(Loss) on sale of net assets (Note I) . . . .                       (104,348)
                                                -------------    ------------
Income before provision for income
  taxes. . . . . . . . . . . . . . . . . .  .      1,592,213       5,549,140

Provision for income taxes. . . . . . . . . .        533,540       1,792,615
                                                -------------    -----------
NET INCOME. . . . . . . . . . . . . . . . . .   $  1,058,673     $ 3,756,525
                                                =============    ===========

Net income per share of common stock:

  Primary. . . . . . . . . . . . . . . . . .           $0.14           $0.45
                                                       ======          =====
  Assuming full dilution . . . . . . . . . .           $0.14           $0.44
                                                       ======          =====

Weighted average common shares outstanding:

  Primary. . . . . . . . . . . . . . . . . .      10,177,516       9,431,234
                                                =============    ===========
  Assuming full dilution . . . . . . . . . .      10,177,516       9,520,237
                                                =============    ===========
-------------------------------------------------------------------------------

                The accompanying notes to financial statements
                         are an integral part hereof.

                     STEVEN MADDEN, LTD. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Note D)


                                                                   Common Stock             Additional        Retained
                                                                ---------------------         Paid-in         Earnings
                                                                Shares         Amount         Capital         (Deficit)
                                                                ------         ------        ---------        ---------
Balance - December 31, 1994. . . . . . . . . . . . .            5,512,304       $551        $ 6,874,513      $(1,706,932)

Exercise of stock options and warrants . . . . . . .              903,472         91          3,403,451

Fair value of options issued in lieu of
  compensation. . . . . . . . . . . . . . . . . . .                                              21,250

Fair value of options issued for consulting
  services. . . . . . . . . . . . . . . . . . . . .                                              50,000

Tax benefit from exercise of options . . . . . . . .                                            255,000

Net income . . . . . . . . . . . . . . . . . . . . .                                                           3,756,525

Unearned compensation relating to issuance of stock
   options to employee . . . . . . . . . . . . . . .                                            575,000

Amortization of unearned compensation. . . . . . . .
                                                                ---------       ----        ------------     -----------
Balance - December 31, 1995. . . . . . . . . . . . .            6,415,776        642         11,179,214         2,049,593

Exercise of stock options and warrants . . . . . . .            1,417,818        141          6,342,164

Common stock purchased for treasury. . . . . . . . .

Costs incurred in connection with registration . . .                                            (40,000)

Tax benefit from exercise of options . . . . . . . .                                            288,000

Net income . . . . . . . . . . . . . . . . . . . . .                                                           1,058,673

Amortization of unearned compensation. . . . . . . .
                                                                ---------       -----       -----------      ------------
BALANCE - DECEMBER 31, 1996. . . . . . . . . . . . .            7,833,594       $783        $17,769,378      $ 3,108,266
                                                                =========       ====        ===========      ============


                                                                 Treasury Stock                                   Total
                                                             ------------------------          Unearned        Stockholders'
                                                             Shares            Amount         Compensation         Equity
                                                             ------            ------         ------------     -------------
Balance - December 31, 1994. . . . . . . . . .                                                                   $ 5,168,132

Exercise of stock options and warrants . . . . . . .                                                               3,403,542

Fair value of options issued in lieu of
  compensation. . . . . . . . . . . . . . . . . . .                                                                   21,250

Fair value of options issued for consulting
  services. . . . . . . . . . . . . . . . . . . . .                                                                   50,000

Tax benefit from exercise of options . . . . . . . .                                                                 255,000

Net income . . . . . . . . . . . . . . . . . . . . .                                                               3,756,525

Unearned compensation relating to issuance of stock
   options to employee . . . . . . . . . . . . . . .                                            $(575,000)             - 0 -

Amortization of unearned compensation. . . . . . . .                                              110,964            110,964
                                                                                                ----------       -----------
Balance - December 31, 1995. . . . . . . . . . . . .                                             (464,036)        12,765,413

Exercise of stock options and warrants . . . . . . .                                                               6,342,305

Common stock purchased for treasury. . . . . . . . .         101,800         $(456,725)                             (456,725)

Costs incurred in connection with registration . . .                                                                 (40,000)

Tax benefit from exercise of options . . . . . . . .                                                                 288,000

Net income . . . . . . . . . . . . . . . . . . . . .                                                               1,058,673

Amortization of unearned compensation. . . . . . . .                                              143,752            143,752
                                                             --------        ----------         ----------       -----------
BALANCE - DECEMBER 31, 1996. . . . . . . . . . . . .         101,800         $(456,725)         $(320,284)       $20,101,418
                                                             ========        ==========         ==========       ===========



                The accompanying notes to financial statements
                         are an integral part hereof.

                     STEVEN MADDEN, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                     ------------------------
                                                        1996         1995
                                                        ----         ----

Cash flows from operating activities:

  Net income. . . . . . . . . . . . . . . . . .     $ 1,058,673    $ 3,756,525
  Adjustments to reconcile net income to net cash (used in) operating activities:

    Options issued for consulting services. . . . .                     50,000
    Inventory sold in barter transaction. . . . . .                 (1,560,000)
    Gain on barter transaction (Note J) . . . . . .                   (740,000)
    Depreciation and amortization . . . . . . . . .     368,020        119,845
    Deferred taxes. . . . . . . . . . . . . . . . .    (233,000)      (218,400)
    Deferred compensation . . . . . . . . . . . . .     143,752
    Tax benefit from exercise of options. . . . . .     288,000        255,000
    Provision for bad debts . . . . . . . . . . . .     714,372        133,931
    Deferred rent expense . . . . . . . . . . . . .     (35,856)       (14,325)
    Loss on disposal of assets (Note I) . . . . . .                    104,348
    Excess of fair market value over option price on
      nonqualified stock options granted. . . . . . .                  132,214
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable -
         nonfactored . . . . . . . . . . . . . . . . .  326,122       (644,974)
      (Increase) in due from factor . . . . . . . . .  (875,712)    (3,491,574)
      (Increase) in inventories . . . . . . . . . . .(1,380,790)      (545,819)
      (Increase) decrease in prepaid expenses and
         other assets. . . . . . . . . . . . . . . .   (199,369)       122,787
      Increase in accounts payable and accrued
         expenses . . . . . . . . . . . . .  . . . .    279,790        271,960
      Increase (decrease) in accrued bonuses. . . . .  (162,535)       461,420
      (Decrease) in other current liabilities . . .     (11,088)       (10,542)
      Increase (decrease)in tax liability . . . . . .(1,154,504)       531,203
                                                    ------------   -----------
        Net cash (used in) operating activities. .     (874,125)    (1,286,401)
                                                    ------------   ------------

Cash flows from investing activities:

  Purchase of property and equipment. . . . . . .  . (1,179,446)      (531,144)
  Acquisition of lease rights . . . . . . . . . . .    (200,000)
  Acquisition of subsidiary . . . . . . . . . . . .  (1,076,043)
  Repayment of debt assumed in acquisition. . . . .    (476,286)
                                                    ------------     ----------

        Net cash (used in) investing activities. .   (2,931,775)      (531,144)
                                                    ------------     ----------

Cash flows from financing activities:

  Proceeds from options and warrants
    exercised - net. . . . . . . . . . . . . . . . .  6,302,305      3,403,542
  Purchase of treasury stock. . . . . . . . . . . .    (456,725)
  Repayments of lease obligations . . . . . . . . .     (11,898)
                                                    ------------    ----------
        Net cash provided by financing activities. .  5,833,682      3,403,542
                                                    ------------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . .    2,027,782      1,585,997

Cash and cash equivalents - beginning of year. . .    4,123,214      2,537,217
                                                   ------------     -----------
CASH AND CASH EQUIVALENTS - END OF YEAR. . . . . .  $ 6,150,996    $ 4,123,214
                                                    ============   ===========

Supplemental disclosure of noncash investing and financing activities:

  Acquisition of leased assets. . . . . . . . . .   $   193,760
  Note issued in connection with acquisition. . . .     644,839
  Sale of assets for a note receivable (Note I) . .                $   750,000

Supplemental disclosures of cash flow information:
  Cash paid during the year for:

  Interest. . . . . . . . . . . . . . . . . . . . .     162,049        264,640
  Income taxes. . . . . . . . . . . . . . . . . . .   1,115,929      1,227,231

                The accompanying notes to financial statements
                         are an integral part hereof.

(NOTE A) - Summary of Significant Accounting Policies:

         [1]  Organization:

              Steven Madden, Ltd. (the "Company") was incorporated on July
9, 1990, in the state of New York and is engaged primarily in the business of designing, wholesaling and retailing women's shoes. Substantially all of the Company's revenues are generated through wholesale and retail shoe sales. Domestic retail revenues are generated predominately through the sale of the Company's brand name merchandise. Such revenues are subject to seasonal fluctuations.

         [2]  Use of estimates in the preparation of financial statements:


              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         [3]  Cash and cash equivalents:

              The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The Company purchases inventory utilizing letters of credit.

         [4]  Allowance for doubtful accounts:

              The Company maintains an allowance based on management's periodic review of factored and nonfactored accounts receivable.

         [5]  Inventories:

              Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market.

         [6]  Property and equipment, depreciation and amortization:

              Property and equipment are stated at cost. Depreciation is computed utilizing the straight-line method based on estimated useful lives ranging from five to ten years. Leasehold improvements are amortized utilizing the straight-line method over the shorter of their estimated useful lives or the lease term. Depreciation and amortization include amounts relating to property and equipment under capital leases.

(continued)

(NOTE A) - Summary of Significant Accounting Policies:

         [7]  Primary net income per share of common stock:

              Primary net income per share of common stock is computed utilizing the modified treasury stock method. Primary net income per share is based on the weighted average number of shares outstanding during each year and the assumed exercise of all stock options and warrants less the number of treasury shares assumed to be purchased with the proceeds (limited to 20% of the outstanding shares) with the remaining proceeds assumed to be invested in government securities.

         [8]  Concentration of credit risk:


              The Company has amounts on deposit with financial institutions in excess of the amount insured.

              The Company purchases approximately 80% of their inventory from two suppliers in Brazil and Mexico.

              The Company has sales to a customer which represents approximately 17% and 16% of sales and 28% and 14% of accounts receivable at December 31, 1996 and December 31, 1995, respectively.

         [9]  Impairment of long-lived assets:

              The Company adopted Statement of Financial Accounting
Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121") during the year. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable assets, and goodwill related to those assets. There was no effect of adoption of SFAS 121 on the financial statements.

        [10]  Fair value of financial instruments:

              The carrying value of the Companys financial instruments approximate fair value due to their short term nature or their underlying terms.

(NOTE B) - Property and Equipment:

         The major classes of assets and accumulated depreciation and amortization at December 31, 1996 are as follows:

            Leasehold improvements . . . . . . . . .  $1,562,299

(continued)

            Machinery and equipment. . . . . . . . .     194,681
            Furniture and fixtures . . . . . . . . .     211,312
            Computer equipment . . . . . . . . . . .     326,517
            Equipment under capital lease. . . . . .     216,809
                                                      ----------
                   T o t a l. . . . . . . . . . . .    2,511,618

            Less accumulated depreciation
               and amortization. . . . . . . . . . .     383,419
                                                      ----------
            Property and equipment - net . . . . . .  $2,128,199
                                                      ==========



(NOTE C) - Due From Factor:

         The Company has a factoring agreement whereby the Company can borrow up to 80 percent of aggregate receivables purchased by the factor at an interest rate of prime plus 1%. (The minimum interest rate cannot go below 6%). The Company also pays a fee equal to .75% of the gross invoice amount of each receivable purchased with a minimum annual fee of $150,000. The Company sells and assigns a substantial portion of its receivables principally without recourse, to the factor. The factor assumes the credit risk to all assigned accounts approved by it, but maintains liens on all trade receivables (whether or not assigned) and the goods represented thereby. Pursuant to accounting standards for transfer of receivables with recourse, these transfers of accounts receivable are recognized as sales.

(NOTE D) - Stockholders' Equity:

         [1]  The 1993 Incentive Stock Option Plan:

              The Company has a 1993 Incentive Stock Option Plan (the "1993 Plan") under which options to purchase up to 100,000 shares of common stock may be granted to key employees and directors. The plan provides that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. No option may be granted after August 2003, and no option can be granted for more than five years to a stockholder owning 10% or more of the Company's outstanding common stock.

              At December 31, 1996 and December 31, 1995, no shares were available for the granting of additional options under the 1993 Plan.

(NOTE D) - Stockholders' Equity:

(continued)

         [2]  The 1995 Stock Plan:

              The Company has a 1995 Stock Plan (the "1995 Plan") under which options to purchase up to 330,000 shares of common stock may be granted to employees and directors. The plan provides that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. No option may be granted after May 2005, and no option can be granted for more than five years to a stockholder owning 10% or more of the Company's outstanding common stock.

              During 1996, 300,000 options were granted and at December 31, 1996 30,000 options were available for grant.


         [3]  Other Stock Options:

              In March 1995, the Company issued options to purchase
1,000,000 shares of its common stock to a company wholly owned by the Company's President, Chief Executive Officer and a stockholder. The options were subsequently transferred to the President. The options which are fully exercisable, have an exercise price of $1.75 and an exercise period of 10 years. Unearned compensation was recorded in the amount of $575,000, which represents the difference between the exercise price and the fair value of the stock on the date of grant as determined by management, and is classified as a component of stockholders' equity. The unearned compensation is being amortized over four years, however, there is no charge to earnings since the amount which would otherwise be recorded as compensation will reduce the President's bonus. Should such bonus not be sufficient to offset the amortization in any of the four years, the President will be required to pay to the Company an amount equal to the shortage.

              The Company issued options to purchase 1,500,000 shares of its common stock to its President in 1995 with an exercise price of $7.00 (market price on date of grant) and an exercise period of 10 years. The options vest equally over a period of three years beginning January 1, 1997. No compensation was recorded in connection with the issuance of these options. Subsequently, in January 1996, these options were returned to the Company.

              During 1995 the Company issued options to purchase 200,000 shares of its common stock at $7.50 to a financial consultant.

              In addition, during 1995, the Company issued options to purchase an aggregate of 329,000 shares of its common stock to officers, directors and a sales consultant.

(continued)

(NOTE D) - Stockholders' Equity:

         [4]  Stock Options:

              Information relating to stock options is as follows:

                                       1996                     1995
                           --------------------------  ------------------------
                             Number                     Number
                               of         Average         of         Average
                             Shares    Exercise Price   Shares    Exercise Price
                            ---------  --------------   -------   --------------
Outstanding at January 1 .  2,963,500      $5.06        244,000      $1.87
Granted. . . . . . . . . .    510,000      $5.86      3,029,000      $4.98

Exercised. . . . . . . . .   (165,000)     $2.37       (287,000)     $1.83
Cancelled. . . . . . . . . (1,590,000)     $6.80        (22,500)     $1.50
                           -----------                ----------
   Outstanding at
     December 31 . . . . .  1,718,500      $3.93      2,963,500      $5.06
                           ==========      =====      ==========     =====

Shares exercisable . . . .  1,718,500      $3.93      1,351,000      $3.13
                           ==========      ======     ==========     =====


         [5]  Warrants:

              In connection with the initial public offering, the Company granted to the underwriter an option to purchase an aggregate of 150,000 units exercisable for four years commencing December 10, 1995 (one year after the effective date) at an exercise price of $5.80 per unit. Each unit consists of one share of common stock, one Class A warrant and one Class B warrant.

              The Company has no outstanding Class A warrants and 1,875,000 Class B warrants exercisable through December 10, 1998. Each Class B warrant entitles the holder to purchase one share of common stock at a price of $5.50 per share. The warrants are redeemable by the Company, under certain conditions. The Company issued 1,252,818 and 616,472 shares of its common stock in 1996 and 1995 resulting from the exercise of Class A warrants. In connection therewith, the Company received proceeds of $5,950,000 and $2,928,242, respectively.

              The Company also has outstanding 150,000 Class C warrants issued in connection with bridge financing. Each Class C warrant is exercisable through December 10, 1998 and entitles the holder to purchase one share of common stock at a price of $15.00 per share.

(NOTE D) - Stockholders' Equity:

         [6]  Stock-based compensation:


(continued)

              The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1995 and 1996 pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. The average fair value of options granted in 1996 and 1995 was approximately $3.06 and $3.44, respectively. The following pro forma information gives effect to fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 73%, risk free interest rates of 5.75% - 7.08% for 1995 and 5.98% - 6.82% for 1996, and expected life of 1 1/2 to 5 years.

                                          1996         1995
                                      -----------    ----------

     Net income:
        As reported. . . . . . . .     $1,058,673    $3,756,525
        Pro forma. . . . . . . . .        135,416       719,800

     Net income per share:
        As reported. . . . . . . .          .14           .45
        Pro forma. . . . . . . . .          .05           .13


(NOTE E) - Leases:

         [1]  Capital leases:

              The Company leases certain equipment under capital leases. Future minimum lease payments consist of the following:

              1997. . . . . . . . . . . . . . . .  $ 52,320
              1998. . . . . . . . . . . . . . . .    52,320
              1999. . . . . . . . . . . . . . . .    50,292
              2000. . . . . . . . . . . . . . . .    47,136
              2001. . . . . . . . . . . . . . . .    42,302
                                                   --------
              Total minimum lease payments. . . .   244,370
              Less amounts representing interest.    44,244
                                                   --------
              Present value of minimum lease
                payments . . . . . . . . . . . .    200,126
              Less current maturities . . . . . .    34,521
                                                   --------
              Capital lease obligation, less
                current maturities . . . . . . .   $165,605
                                                   ========
(NOTE E) - Leases:

(continued)

         [2]  Operating leases:

              Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31, 1996:


                  1997 . . . . . . . . . . . . . . . .  $  926,417
                  1998 . . . . . . . . . . . . . . . .     623,485
                  1999 . . . . . . . . . . . . . . . .     570,035
                  2000 . . . . . . . . . . . . . . . .     560,441
                  2001 . . . . . . . . . . . . . . . .     584,852
                  Thereafter . . . . . . . . . . . . .   2,787,633
                                                        ----------
                       T o t a l . . . . . . . . . . .  $6,052,863
                                                        ==========

              Rent expense for the years ended December 31, 1996 and December 31, 1995 was $662,355 and $218,306, respectively.

(NOTE F) - Income Taxes:


           The 1996 and 1995 income tax provision consists of the following:

                                                  1996          1995
                                               ---------     ----------
                  Current:
                    Federal. . . . . . . . . . $ 509,860     $1,315,750
                    State and city . . . . . .   256,680        695,265
                                               ----------    ----------
                         T o t a l. . . . . .    766,540      2,011,015
                                               ----------    ----------
                  Deferred:

                    Federal. . . . . . . . . . .(101,000)      (140,961)
                    State and city . . . . . .  (132,000)       (77,439)
                                              ----------     -----------
                         T o t a l. . . . . . . (233,000)      (218,400)
                                              ----------     -----------

                         Total provision for
                          income taxes . . . . $ 533,540     $1,792,615
                                               ==========    ==========

(NOTE F) -    Income Taxes:

              A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

                                                         December 31,
                                                        --------------
                                                        1996      1995
                                                        ----      ----

(continued)

         Income taxes at federal statutory
           rate . . . . . . . . . . . . . .             34.0%     34.0%
         State income taxes - net of federal
           income tax benefit . . . . . . .              5.9       8.3
         Nondeductible items . . . . . . . .             1.6        .2
         Net operating loss carryforward
           benefit. . . . . . . . . . . . .             (4.6)
         (Decrease) in valuation allowance .                      (9.9)
         Other . . . . . . . . . . . . . . .            (3.4)      (.3)
                                                       ------     -----
         Effective rate. . . . . . . . . . .            33.5%     32.3%
                                                       ======     =====

              The Company applies the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

         The components of deferred taxes are as follows at December 31, 1996 and 1995:

                                                 1996            1995
                                                ---------       -------

         Deferred tax liabilities:
           Accelerated depreciation. . .        $(22,000)      $(30,783)
           Prior year's change to
             accrual accounting. . . . .                        (58,986)
         Deferred tax assets:
           Reserves. . . . . . . . . . .         169,200         83,720
           Deferred rent . . . . . . . .                         18,645
           Deferred compensation . . . .         230,500        205,804
         Net operating loss benefit. .            73,700
                                                --------       --------
         Net deferred tax asset . . . . .       $451,400       $218,400
                                                ========       ========

              The income tax benefit realized from the utilization of the Company's net operating loss carryforward amounted to approximately $767,000 for the year ended December 31, 1995.

(NOTE G) - Commitments and Contingencies:

         [1]  Employment agreements:

              The Company has an employment agreement with its President/Chief Executive Officer which was amended in August 1995 to extend the term through September 2005. The employment agreement provides for salary commitments of $2,875,000 over the next nine years. Additionally, the agreement provides

(continued)
for a bonus plan based on graduated rates at specified levels of net revenue. The bonus is payable in cash or in the Company's stock at the option of the officer. Bonus payable in stock is to be based on 2/3 of the market price on the date of election. Bonuses payable for the years ended December 31, 1996 and December 31, 1995 have been reduced by $143,572 and $110,964, respectively, for the amortization of the unearned compensation discussed in Note D[3].

              In June 1994, the Company entered into a two-year employment agreement which automatically extends for an additional one year period with its Director of Operations. The agreement provides for an annual salary of $135,000 and a bonus based on specified earnings. As of August 1996, the agreement was amended to increase the salary to $250,000.

              In September 1995, the Company's newly formed wholly-owned subsidiary, Adesso-Madden, Inc., entered into a two-year employment agreement with its President which provides for an annual salary of $208,000 and a cash bonus based on the subsidiary's pretax income.

              In July 1996, the Company entered into a three-year employment agreement with its Chief Operating Officer. The agreement provides for an annual salary of $200,000 increasing by 10% each year and a bonus based upon the Company's consolidated earnings before the payment of interest or taxes or deduction for depreciation.

              At December 31, 1996 and December 31, 1995, the Company accrued $433,336 and $571,871, respectively, in bonuses to officers. For the years ended December 31, 1996 and December 31, 1995, the Company has included in its operating expenses, bonuses to employees of $551,988 and $930,774, respectively.

         [2]  Letters of credit:

              Open letters of credit at December 31, 1996 and December 31, 1995 amount to approximately $2,903,000 and $903,000, respectively.

(NOTE H) - Business Segment Information:

         The nature of products classified in the business segments presented herein is described in Note A.

         Intersegment sales are not material. "Other" includes revenues, expenses and identifiable assets of the Company's wholly-owned subsidiary, Adesso-Madden, Inc., which was formed in September 1995 and the revenues and expenses of the Company's leather division that was sold in December 1995.


         In 1996 "Wholesale" includes the revenues, expenses and identifiable

(continued)
assets of Diva International, Inc. which was acquired in April 1996.

                                Wholesale    Retail       Other    Consolidated
                               -----------  ----------  ---------  ------------

Year ended December 31, 1996:

   Net sales. . . . . . . .    $39,476,670  $3,805,257  $2,540,678  $45,822,605
   Operating earnings . . .        527,272     548,675     356,380    1,432,327
   Identifiable assets. . .     19,184,582   2,292,841     545,644   22,023,067
   Depreciation and
     amortization . . . . .        293,286      74,484         250      368,020
   Capital expenditures . .        379,256     794,386       5,804    1,179,446

Year ended December 31, 1995:

   Net sales. . . . . . . .     35,307,077   1,951,312   1,476,377   38,734,766
   Operating earnings
     (losses) . . . . . . .      4,822,433   1,089,827    (161,434)   5,750,826
   Identifiable assets. . .     14,273,840     331,415     (75,411)  14,529,844
   Depreciation and
     amortization . . . . .         85,108      31,974       2,763      119,845
   Capital expenditures . .        248,219     238,339      44,586      531,144


(NOTE I) - Marlboro Leather Division:

         On December 1, 1995, the Company signed an agreement to sell the net assets and name of its Marlboro leather division for a $750,000 promissory note. The note was to be paid with an initial payment of $400,000, plus accrued interest at the rate of 8%, within 10 days of the purchaser consummating a private placement of the purchaser's debt or equity of at least $1,500,000. An additional $350,000 was to be paid in three equal annual installments commencing December 1, 1996. The purchaser was not in compliance with the terms of the note as no payments were received as of December 31, 1996. The Company has exercised its rights and seized the collateral in accordance with the terms of the security agreement. The collateral consisted of accounts receivable and leather inventory which will be used in the Company's operations. As a result of the default, the Company recorded a write-off of $550,000 on the original promissory note.

(NOTE J) - Barter Transaction:

         In December 1995, the Company sold inventory (which had a cost of $1,560,000) in exchange for advertising credits. The Company recorded a sale in the amount of $2,300,000 (the estimated fair market value of the merchandise sold) and accordingly, recognized a gross profit of approximately $740,000 on the transaction. The credits received may be applied towards future advertising at the rate of 60%; the remaining 40% is to be paid by the Company. The advertising credits were to expire in December 1998 but the agreement was extended through 1999. The Company estimates that it will utilize the credits prior to their expiration.

(NOTE K) - Acquisition of Diva International, Inc.:

(continued)

         On April 1, 1996 the Company acquired all the outstanding common stock of Diva International, Inc. ("Diva"), a women's shoe company. The purchase price consisted of an initial payment of $1,000,000 in cash and a note of $644,839, as adjusted, payable within one year. The note is payable in cash or shares of the Company's common stock at the Company's option (using a price of $7.50 per share). The transaction was accounted for as a purchase. The following unaudited pro forma information for the years ended December 31, 1996 and 1995 give effect to the merger as though the merger occurred at January 1, 1995:

                                                       December 31,
                                                     ------------------
                                                      1996          1995
                                                      ----          ----

    Pro forma revenue. . . . . . . . .             $46,213,677   $42,116,228
    Pro forma net income . . . . . . .                 973,035     3,471,919
    Pro forma net income per share . .                 0.13           0.42