Form 10QSB
period 1997-03-31
MADDEN STEVEN LTD
filed 1997-05-05
CIK 913241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          March 31, 1997
                               -------------------------------------------------

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to  _____________________

For Quarter Ended    March 31, 1997       Commission File Number      0-23702
                  ---------------------                          ---------------

                               STEVEN MADDEN, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

   New York                                              13-3588231           -
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

52-16 Barnett Avenue, Long Island city, New York         11104
--------------------------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code          (718) 446-1800
--------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes    X     No
                                                          -------     -------

   Class                                        Outstanding as of April 29, 1997
Common Stock                                                 8,011,573

                               STEVEN MADDEN, LTD.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                 MARCH 31, 1997

                                TABLE OF CONTENTS

PART I-  FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:

                  Consolidated Balance sheet----------------------------  3

                  Consolidated Statements of Operations-----------------  4

                  Consolidated Statements of Changes in
                                Stockholders' Equity--------------------  5

                  Consolidated Statement of Cash Flows------------------  6

                   Notes to condensed consolidated
                          financial statements--------------------------  7

ITEM 2.    Management's discussion and analysis
                           of financial condition and results of
                         operations-------------------------------------  8

PART II - OTHER INFORMATION

SIGNATURES-------------------------------------------------------------- 12

                      STEVEN MADDEN, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                              AS AT MARCH 31, 1997

                                   A S S E T S
Current assets:
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .                      $ 6,844,989
   Accounts receivable - nonfactored (net of allowance for doubtful
     accounts of $215,372). . . . . . . . . . . . . . . . . . . . . . .                        1,382,740
   Due from factor (net of allowance for doubtful accounts of $142,000)                        4,754,730
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        2,349,410
   Prepaid advertising. . . . . . . . . . . . . . . . . . . . . . . . .                          410,419
   Prepaid expenses and other current assets. . . . . . . . . . . . . .                          325,581
   Prepaid taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .                          449,903
                                                                                             -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .                       16,517,772
                                                                                             -----------

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . .                        2,506,012
                                                                                             -----------
Other assets:
   Prepaid advertising, less current portion. . . . . . . . . . . . . .                        1,769,480
   Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .                          451,400
   Deposits and other . . . . . . . . . . . . . . . . . . . . . . . . .                          301,128
   Cost in excess of fair value of net assets acquired (net of
     accumulated amortization of $96,871) . . . . . . . . . . . . . . .                        1,872,889
                                                                                             -----------

          Total other assets. . . . . . . . . . . . . . . . . . . . . .                        4,394,897
                                                                                             -----------

          T O T A L . . . . . . . . . . . . . . . . . . . . . . . . . .                      $23,418,681
                                                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of lease payable . . . . . . . . . . . . . . . . . .                      $    33,691
   Accounts payable and accrued expenses. . . . . . . . . . . . . . . .                        1,165,258
   Accrued bonuses. . . . . . . . . . . . . . . . . . . . . . . . . . .                           43,052
   Other current liabilities. . . . . . . . . . . . . . . . . . . . . .                          124,728
                                                                                             -----------


          Total current liabilities . . . . . . . . . . . . . . . . . .                        1,366,729
                                                                                             -----------

Lease payable, less current portion . . . . . . . . . . . . . . . . . .                          487,980
                                                                                             -----------

Commitments and contingencies

Stockholders' equity:
   Common stock - $.0001 par value, 60,000,000 shares authorized,
     8,011,573 issued and outstanding . . . . . . . . . . . . . . . . .                              801
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .                       18,795,119
   Unearned compensation. . . . . . . . . . . . . . . . . . . . . . . .                         (284,346)
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .                        3,509,123
   Treasury stock at cost (101,800 shares). . . . . . . . . . . . . . .                         (456,725)
                                                                                             ------------

          Total stockholders' equity. . . . . . . . . . . . . . . . . .                       21,563,972
                                                                                             -----------


          T O T A L . . . . . . . . . . . . . . . . . . . . . . . . . .                      $23,418,681
                                                                                             ===========

  The accompanying notes to condensed consolidated financial statements are an integral part hereof.

                      STEVEN MADDEN, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended
                                                                  March 31,
                                                    -------------------------------------

                                                        1997                     1996
                                                    ------------             -----------

Net sales. . . . . . . . . . . . . . . . . . .      $13,217,774              $ 7,808,327

Cost of sales. . . . . . . . . . . . . . . . .        8,607,830                4,327,306
                                                    ------------             -----------

Gross profit . . . . . . . . . . . . . . . . .        4,609,944                3,481,021

Other revenue. . . . . . . . . . . . . . . . .          361,975                  193,886

Operating expenses . . . . . . . . . . . . . .       (4,308,669)              (2,423,369)
                                                    ------------             ------------

Income from operations . . . . . . . . . . . .          663,250                1,251,538

Interest income, net . . . . . . . . . . . . .            5,607                  100,659
                                                    ------------             -----------

Income before provision for income taxes . . .          668,857                1,352,197

Provision for income taxes . . . . . . . . . .          268,000                  545,000
                                                    ------------             -----------


NET INCOME . . . . . . . . . . . . . . . . . .      $   400,857              $   807,197
                                                    ============             ===========


Net income per share of common stock:
   Primary . . . . . . . . . . . . . . . . . .          $.05                     $.09
                                                        =====                    ====

Weighted average common shares outstanding . .       10,351,584                9,989,075
                                                     ===========               =========

  The accompanying notes to condensed consolidated financial statements are an integral part hereof.

                      STEVEN MADDEN, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     Common Stock          Additional         Retained
                                                                ---------------------       Paid-in           Earnings
                                                                  Shares       Amount       Capital           (Deficit)
                                                                ----------     ------     ------------       -----------
Balance - December 31, 1996. . . . . . . . . . . . .             7,833,594       $783      $17,769,378        $3,108,266

Exercise of stock options. . . . . . . . . . . . . .                92,000          9          380,911

Issuance of common stock for debt. . . . . . . . . .                85,979          9          644,830

Net income . . . . . . . . . . . . . . . . . . . . .                                                             400,857

Amortization of unearned compensation. . . . . . . .
                                                                ----------      -----     ------------       -----------


BALANCE - MARCH 31, 1997 . . . . . . . . . . . . . .             8,011,573       $801      $18,795,119        $3,509,123
                                                                 ==========      =====     ============       ===========

                                                                     Treasury Stock                              Total
                                                                -----------------------         Unearned       Stockholders'
                                                                 Shares        Amount         Compensation        Equity
                                                                --------     ----------       ------------     -------------
Balance - December 31, 1996. . . . . . . . . . . . .             101,800      $(456,725)       $(320,284)       $20,101,418

Exercise of stock options. . . . . . . . . . . . . .                                                                380,920

Issuance of common stock for debt. . . . . . . . . .                                                                644,839

Net income . . . . . . . . . . . . . . . . . . . . .                                                                400,857

Amortization of unearned compensation. . . . . . . .                                              35,938             35,938
                                                                --------     ----------        ----------       -----------


BALANCE - MARCH 31, 1997 . . . . . . . . . . . . . .             101,800      $(456,725)       $(284,346)       $21,563,972
                                                                 ========     ==========       ==========       ===========

  The accompanying notes to condensed consolidated financial statements are an integral part hereof.

                      STEVEN MADDEN, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                               ----------------------------------
                                                                                   1997                  1996
                                                                               ------------          ------------

Cash flows from operating activities:
   Net income. . . . . . . . . . . . . . . . . . . . . . . .                   $   400,857           $   807,197
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization . . . . . . . . . . . .                       170,193                45,844
       Deferred compensation . . . . . . . . . . . . . . . .                        35,938                35,938
       Provision for bad debts . . . . . . . . . . . . . . .                        32,000
       Deferred rent expense . . . . . . . . . . . . . . . .                                               3,544
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable - nonfactored . .                    (1,086,580)             (552,069)
         (Increase) decrease in due from factor. . . . . . .                       300,192            (1,066,984)
         (Increase) decrease in inventories. . . . . . . . .                       407,768              (153,112)
         (Increase) decrease in prepaid expenses and other
           assets. . . . . . . . . . . . . . . . . . . . . .                       162,657               (96,532)
         Increase in accounts payable and accrued expenses .                       276,936                27,669
         (Decrease) in accrued bonuses . . . . . . . . . . .                      (390,284)             (234,400)
         Increase (decrease) in other current liabilities. .                        32,242               (20,308)
         Increase (decrease) in tax liability. . . . . . . .                       173,398               (98,274)
                                                                               ------------          ------------

           Net cash provided by (used in)
             operating activities. . . . . . . . . . . . . .                       515,317            (1,301,487)
                                                                               ------------          ------------

Cash flows from investing activities:
   Purchase of equipment . . . . . . . . . . . . . . . . . .                      (165,119)              (55,188)
                                                                               ------------          ------------

Cash flows from financing activities:
   Proceeds from options exercised . . . . . . . . . . . . .                       380,920             5,950,886
   Repayment of lease obligations. . . . . . . . . . . . . .                       (37,125)
                                                                               ------------          -----------

           Net cash provided by financing
             activities. . . . . . . . . . . . . . . . . . .                       343,795             5,950,886
                                                                               ------------          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .                       693,993             4,594,211


Cash and cash equivalents - beginning of year. . . . . . . .                     6,150,996             4,123,214
                                                                               ------------          -----------

CASH AND CASH EQUIVALENTS - END OF YEAR. . . . . . . . . . .                   $ 6,844,989           $ 8,717,425
                                                                               ============          ===========

Supplemental disclosures of noncash investing and financing activities:
     Acquisition of leased assets. . . . . . . . . . . . . .                   $   358,670
     Issuance of common stock for debt . . . . . . . . . . .                       644,839

  The accompanying notes to condensed consolidated financial statements are an integral part hereof.

                      STEVEN MADDEN, LTD. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

         [1] Basis of Reporting:

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1997, and the results of its operations, changes in stockholders' equity and cash flows for the three months then ended. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1996 included in the Steve Madden, Ltd. Form 10-KSB.

         [2] Inventory:

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

The following table sets forth information on operations for the periods indicated:


                                           Percentage of Net Revenues
                                           --------------------------
                                                Three Months Ended
                                                ------------------
                                                    March 31
                                                    --------

                                       1997                       1996
                                       ----                       ----

Consolidated:

Revenues                          $13,217,774      100         $7,808,327       100
Cost of Revenues                    8,607,830     65.1          4,327,306      55.4
Other Operating Income                361,975      2.7            193,886       2.4
Operating Expenses                  4,308,669     32.6          2,423,369        31
Income from Operations                663,250        5          1,251,538        16
Interest Income (Expense) Net           5,607      0.1            100,659       1.3
Income  Before  Income Taxes          668,857      5.1          1,352,197      17.3
Net Income                            400,857        3            807,197      10.3

By Segment:

WHOLESALE

Revenues                           $9,411,260      100         $7,155,318       100
Cost Of Revenues                    6,055,359     64.4          4,023,668      56.2
Other Operating Income                 15,000      0.2               ----       ---
Operating Expenses                  2,891,215     30.7          1,976,283      27.6
Income  from Operations               479,686      5.1          1,155,367      16.2

OTHERS

Revenues                           $3,806,514      100           $653,009       100
Cost of Revenues                    2,552,471     67.1            303,638      46.5
Other Operating Income                346,975      9.1            193,886      29.7
Operating Expenses                  1,417,454     37.2            447,086      68.5
Income  from Operations               183,564      4.8             96,171      14.7

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 vs. Three Months Ended March 31, 1996

Revenues for the three months ended March 31, 1997 were $13,218,000 or 69% higher than the $7,808,000 recorded in the comparable period of 1996. The increase in product sales revenue is due to several factors: additional new accounts, increased reorders, increased retail sales due to opening of two retail stores in the fourth quarter of 1996 and revenue from the David Aaron brand (acquired April 1996). As a result of additional distribution, management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased revenues have enabled the Company to expand its advertising and promotional efforts and increase its sales force, all of which have contributed to the continuing increase in sales. Cost of revenues increased 10% from 55% in 1996 to 65% in 1997, due to lower percentage of gross margin on sales from the Wholesale operations, Adesso-Madden first cost business and David Aaron brand. Adesso-Madden , a wholly owned subsidiary of the Company, generated revenue of $1,060,000 and a commission of $347,000 for the first quarter of 1997. The Company's newly acquired subsidiary, Diva (acquired April 1 , 1996 ) which markets the "David Aaron" brand name in footwear had sales of $1,193,000 for the first Quarter of 1997. Gross profit was $380,000 and loss from operations was $110,000.

Selling, general and administrative (SG&A) expenses increased by 78% to $4,309,000 in 1997 from $2,423,000 in 1996. The increase in the first quarter of 1997 reflects the cost incurred in the Company's strategic strengthening of the management team and infrastructure in 1996, thereby laying the foundation for future growth. Thus, the increase SG&A is due primarily to a 53% increase in payroll, bonuses and related expenses from $943,000 in 1996 to $1,440,,000 in 1997. Additionally, the Company focused its efforts on selling, advertising, marketing and designing thus increasing those expenses by 159% from $632,000 in 1996 to $1,639,000 in 1997. Selling, marketing and designing expenses increased due to 69% increase in sales volume. Also, the Company expanded its retail outlets and office facilities thereby increasing occupancy, telephone, utilities and depreciation expenses by 97% from $250,000 in 1996 to $492,000 in 1997.

Income from operations was $663,000 in 1997 which represents a decrease of $589,000 from the income from operations of $1,252,000 in 1996. This decrease resulted from higher cost of revenues as a percent of sales and from the substantial increase in selling, general and administrative expenses. The net income for 1997 was $401,000 as compared to net income of $807,000 for the 1996.

Steve Madden wholesale division revenues accounted for $9,411,000 or 71% and $7,155,000 or 92% of total revenues in 1997 and 1996, respectively. Wholesale Division cost of revenues as percent of sales has increased by 8% from 56% in 1996 to 64% in 1997. Operating expenses increased by 46% from $1,976,000 in 1996 to $2,891,000 in 1997. This increase is due to an increase in payroll and payroll related expenses due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding inventory and the expenses to operate the New York City showroom. Wholesale income from operations was $480,000 in 1997 compared to $1,155,000 in 1996. This decrease is a result of a higher cost of revenues and from increase of operating expenses. Operating expenses have increased due to developing a new line of sneakers and hiring additional personnel to facilitate future growth of footwear classifications/extensions.

Revenues from the Retail Division accounted for $1,554,000 or 12% and 653,000 or 8% of total revenues in 1997 and 1996, respectively. The comparable stores sales for the first quarter of 1997 increased by 23% in the like period of 1996. The increase in Retail Division revenues is primarily due to the Company's opening of retail stores in Roosevelt Field Mall, Long Island NY and Paramus New Jersey, in November 1996 which generated aggregate revenues of $755,000. Selling, general and administrative expenses for the Retail Division increased to $694,000 or 45% of sales in 1997 from $275,000 or 42% of sales in 1996. This increase is due to increases in payroll and related expenses, occupancy, printing and depreciation expenses as a result of opening new two additional stores. Additionally, the Company hired a Director of Retail Operations, anticipating increases in the number of retail stores. Income from operations from the retail division was $103,000 in 1997 compared to income from operations of $74,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $15,151,000 at March 31, 1997 which represents a decrease of $1,259,000 in working capital from March 31,1996. In the first quarter of 1997 the Company received proceeds of $381,000 from the exercise of options.

The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately fifty percent (50%) of its products to department stores, including Federated Department Stores (Bloomingdales, Burdines, Macy's East, Macy's West and Rich's) May Department Stores, Dillards, Nordstorm's, Dayton Hudson and approximately fifty percent (50%) to specialty stores, including shoe stores such as Edison (Wild Pair, Precis, Bakers/Leeds) and junior clothing stores such as Urban Outfitters. As a result of the merger between Federated Department Stores and R.H. Macy and Company, Federated Department Stores presently accounts for approximately 15% of the Company's sales.


OPERATING ACTIVITIES

During the three month period ended March 31, 1997, operating activities provided $515,000 of cash. The use of cash arose principally from an increase in accounts receivable-non factored of $1,087,000, a decrease in accounts receivable factored of $300,000 and a decrease in inventories of $408,000. Additionally there was a decrease in prepaid expenses and other assets of $163,000, increase in taxes on income of $173,000, an increase in accounts payable and accrued expenses of $277,000, as well as an increase in other current liabilities of $32,000 and a decrease in accrued bonuses of $390,000.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2007. Future obligations under these agreements total $5,822,000 with annual lease commitments of $926,000.

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

The Company continues to increase its supply of products from foreign manufacturers, the majority of which are located in Brazil and Mexico. Although the Company has not entered into long-term manufacturing contracts with any of these foreign companies, the Company believes that a sufficient number of alternative sources exits outside of the United States for the manufacture of its product if current suppliers need to be replaced. In addition, because the Company deals with U.S. currency for all transactions and intends to continue to do so, the Company believes there should be no foreign exchange considerations.

INVESTING ACTIVITIES

During the three month period ended March 31, 1997, the Company used cash of $165,000 to acquire equipment and make leasehold improvements on new office, retail and warehouse space.

FINANCING ACTIVITIES

During the three month period ending March 31, 1997, the Company received $381,000 from the exercise of options. In March 1997, the Company issued 85,979 shares of common stock in payment of the note payable of $644,830 issued in connection with the acquisition of Diva.

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

                                                   STEVE MADDEN, LTD

                                                   /S/  Arvind Dharia
                                                   ----------------------------
                                                   Arvind Dharia
                                                   Chief Financial Officer

DATE:  May 05, 1997