Form 10QSB
period 1997-06-30
MADDEN STEVEN LTD
filed 1997-08-14
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 1997
-------------------------------------------------------------------------------

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________ to _______________________

For Quarter Ended   JUNE 30, 1997       Commission File Number   0-23702
                 ----------------                             ----------

                               STEVEN MADDEN, LTD.
-------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)


           NEW YORK                                      13-3588231
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

52-16 Barnett Avenue, Long Island City, New York                      11104
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code               (718) 446-1800
-------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes [X]    No [ ]

     Class                                   Outstanding as of August 13, 1997
 Common Stock                                             8,021,573

                               STEVEN MADDEN, LTD.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                  JUNE 30, 1997

                                TABLE OF CONTENTS

PART I-  FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance sheet ..............................           3

          Consolidated Statements of Operations ...................           4

          Consolidated Statement of Cash Flows ....................           5

          Notes to condensed consolidated
             financial statements .................................           6

ITEM 2.    Management's discussion and analysis
           of financial condition and results of
                  operations ......................................           7

PART II - OTHER INFORMATION
ITEM 1.  Legal Proceedings .......................................           16

ITEM 2.  Signature ...............................................           17

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                                      JUNE 30,
                                                                        1997
ASSETS
Current assets:
    Cash and cash equivalents                                       $ 6,485,000
    Accounts receivable - nonfactored (net of allowance for
    doubtful accounts of $331,000)                                    1,417,000
    Due from factor (net of allowance for doubtful accounts
    of $172,000)                                                      4,599,000
    Inventories                                                       2,668,000
    Prepaid advertising                                                 416,000
    Prepaid expenses and other current assets                           528,000
    Prepaid taxes                                                       421,000
--------------------------------------------------------------------------------
       Total current assets                                          16,534,000
--------------------------------------------------------------------------------
  Property and equipment, net                                         3,241,000
--------------------------------------------------------------------------------
  Other assets:
    Prepaid  advertising,  less current portion                       1,769,000
    Deferred taxes                                                      451,000
    Deposits  and  other                                                105,000
    Cost in excess  of fair  value of net  assets acquired
      (net of accumulated amortization of $121,000)                   1,849,000
--------------------------------------------------------------------------------
       Total other assets                                             4,174,000
--------------------------------------------------------------------------------
                                                                    $23,949,000
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Current portion of lease payable                                $    84,000
    Accounts payable and accrued expenses                             1,175,000
    Accrued bonuses                                                     166,000
    Other current liabilities                                           150,000
--------------------------------------------------------------------------------
       Total current liabilities                                      1,575,000
--------------------------------------------------------------------------------
  Lease payable, less current portion                                   417,000
--------------------------------------------------------------------------------
  Commitments and contingencies
  Stockholders' equity:
    Common stock - $.0001 par value, 60,000,000 shares authorized,
     8,011,573 issued and outstanding                                     1,000
    Additional paid-in capital                                       18,795,000
    Unearned compensation                                              (248,000)
    Retained earnings                                                 3,866,000
    Treasury stock at cost (101,800 shares)                            (457,000)
--------------------------------------------------------------------------------
       Total stockholders' equity                                    21,957,000
--------------------------------------------------------------------------------
                                                                    $23,949,000
--------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    JUNE 30,                  JUNE 30,
                                               1997         1996          1997          1996
===============================================================================================
NET SALES                                   $12,270,000  $ 8,676,000  $25,488,000  $16,484,000
  Cost of sales                               7,409,000    6,609,000   16,016,000   10,936,000
-----------------------------------------------------------------------------------------------
GROSS PROFIT                                  4,861,000    2,067,000    9,472,000    5,548,000
  Other revenue                                 492,000      265,000      854,000      459,000
  Operating expenses                         (4,749,000)  (3,121,000)  (9,058,000)  (5,544,000)
-----------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                   604,000     (789,000)   1,268,000      463,000
  Interest income (expense), net                 (1,000)      74,000        4,000      174,000
-----------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
INCOME TAXES                                    603,000     (715,000)   1,272,000      637,000
   Provision (benefit) for income taxes         246,000     (284,000)     514,000      261,000
-----------------------------------------------------------------------------------------------
NET INCOME (LOSS)                           $   357,000  $  (431,000) $   758,000  $   376,000
-----------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE OF COMMON STOCK
   PRIMARY                                         $.04        $(.04)        $.09         $.05
-----------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING   10,430,758    9,906,444   10,374,459    9,900,212
===============================================================================================

SEE NOTES TO FINANCIAL STATEMENTS

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                   1997          1996
========================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                 $   758,000    $   376,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                              364,000        106,000
       Deferred compensation                                       72,000         72,000
       Provision for bad debts                                    178,000        185,000
       Deferred rent expense                                                       7,000
       Changes in:
         Accounts receivable - nonfactored                     (1,237,000)    (1,752,000)
         Due from factor                                          426,000        406,000
         Inventories                                               89,000        222,000
         Prepaid expenses and other assets                        151,000       (818,000)
         Accounts payable and accrued expenses                    287,000        135,000
         Accrued bonuses                                         (267,000)      (325,000)
         Other current liabilities                                 58,000        (20,000)
         Tax liability                                            202,000       (531,000)
----------------------------------------------------------------------------------------
           Net cash provided by (used in) operating             1,081,000     (1,937,000)
           activities
----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                       (1,070,000)      (106,000)
   Acquisition of subsidiary                                                  (1,044,000)
----------------------------------------------------------------------------------------
           Net cash used in investing                          (1,070,000)    (1,150,000)
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from options exercised                                381,000      6,342,000
   Repayment of lease obligations                                 (58,000)
   Repayment of notes payable assumed in acquisition                            (476,000)
----------------------------------------------------------------------------------------
           Net cash provided by financing activities              323,000      5,866,000
----------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         334,000      2,779,000
   Cash and cash equivalents - beginning of year                6,151,000      4,123,000
----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR                       $ 6,485,000    $ 6,902,000
========================================================================================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
   ACTIVITIES:
     Acquisition of leased assets                             $   359,000
----------------------------------------------------------------------------------------
     Issuance of common stock for debt                        $   645,000
========================================================================================

SEE NOTES TO FINANCIAL STATEMENTS

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 1997


NOTE A. BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1997, and the results of its operations, changes in stockholders' equity and cash flows for the six months then ended. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1996 included in the Steve Madden, Ltd. Form 10-KSB.


NOTE B. INVENTORY

Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market.


NOTE C. NET INCOME PER SHARE OF COMMON STOCK

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

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employee of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain forward-looking. The forward looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

The following table sets forth information on operations for the periods indicated:



                                         PERCENTAGE OF NET REVENUES
                                         --------------------------
                                               SIX MONTHS ENDED
                                               ----------------
                                                    JUNE 30
                                                    -------
CONSOLIDATED:                          1997                    1996
------------                           ----                    ----

Revenues                           $25,488,000     100%    $16,484,000    100%
Cost of Revenues                    16,016,000     62.8     10,936,000    66.3
Other Operating Income                 854,000      3.3        459,000     2.8
Operating Expenses                   9,058,000     35.5      5,544,000    33.6
Income from Operations               1,268,000      5.0        463,000     2.8
Interest Income (Expense) Net            4,000      0.0        174,000     1.1
Income Before Income Taxes           1,272,000      5.0        637,000     3.9
Net Income                             758,000      3.0        376,000     2.3

                                         PERCENTAGE OF NET REVENUES
                                         --------------------------
                                               SIX MONTHS ENDED
                                               ----------------
                                                    JUNE 30
                                                    -------

By Segment                             1997                   1996
                                       ----                   ----
WHOLESALE:
----------

Revenues                           $17,588,000    100%    $14,386,000     100%
Cost of Revenues                    11,211,000    63.7      9,655,000     67.1
Other Operating Income                  39,000     0.2            ---      ---
Operating Expenses                   5,856,000    33.3      4,285,000     29.8
Income from Operations                 560,000     3.2        446,000      3.1

RETAIL:
-------

Revenues                            $3,645,000    100%     $1,443,000     100%
Cost of Revenues                     1,587,000    43.5        764,000     52.9
Operating Expenses                   1,629,000    44.7        554,000     38.4
Income from Operations                 429,000    11.8        125,000      8.7

DIVA ACQUISITION CORP.:
-----------------------

Revenues                            $3,034,000    100%       $655,000     100%
Cost of Revenues                     2,087,000    68.8        517,000     78.9
Operating Expenses                   1,034,000    34.1        333,000     50.8
Income (Loss) from Operations          -87,000    -2.9       -195,000    -29.7

ADESSO MADDEN INC.:
-------------------
(FIRST COST)

Revenues                            $1,221,000     ---            ---      ---
Cost of Revenues                     1,131,000     ---            ---      ---
Gross Profit                            90,000     ---            ---      ---
Other Operating Income                 815,000     ---       $459,000      ---
Total Operating Income                 905,000    100%        459,000     100%
Operating Expenses                     539,000    59.6        372,000     81.0
Income from Operations                 366,000    40.4         87,000     19.0

                                         PERCENTAGE OF NET REVENUES
                                         --------------------------
                                              THREE MONTHS ENDED
                                              ------------------
                                                    JUNE 30
                                                    -------

CONSOLIDATED:                           1997                   1996
------------                            ----                   ----

Revenues                            $12,270,000    100%     $8,676,000    100%
Cost of Revenues                      7,409,000    60.4      6,609,000    76.2
Other Operating Income                  492,000     4.0        265,000     3.1
Operating Expenses                    4,749,000    38.7      3,121,000    36.0
Income (Loss) from Operations           604,000     4.9       -789,000    -9.1
Interest Income (Expense) Net            -1,000     0.0         74,000     0.9
Income (Loss) Before Income Taxes       603,000     4.9       -715,000    -8.2
Net Income (Loss)                       357,000     2.9       -431,000    -5.0

By Segment

WHOLESALE:
---------

Revenues                             $8,177,000    100%     $7,231,000    100%
Cost of Revenues                      5,156,000    63.1      5,631,000    77.9
Other Operating Income                   24,000     0.3            ---     ---
Operating Expenses                    2,965,000    36.3      2,309,000    31.9
Income (Loss) from Operations            80,000     0.9       -709,000    -9.8

RETAIL:
-------

Revenues                             $2,091,000    100%       $790,000    100%
Cost of Revenues                        830,000    39.7        461,000    58.3
Operating Expenses                      935,000    44.7        278,000    35.2
Income from Operations                  326,000    15.6         51,000     6.5

                                        PERCENTAGE OF NET REVENUES
                                         --------------------------
                                              THREE MONTHS ENDED
                                              ------------------
                                                    JUNE 30
                                                    -------

                                        1997                 1996
                                        ----                 ----
By Segment (Continued)

DIVA ACQUISITION CORP.:
----------------------

Revenues                            $1,842,000     100%     $655,000     100%
Cost of Revenues                     1,274,000     69.2      517,000     78.9
Operating Expenses                     572,000     31.0      333,000     50.8
Income (Loss) from Operations           -4,000     -0.2     -195,000    -29.7

ADESSO MADDEN INC.:
------------------
 (FIRST COST)

Revenues                              $160,000      ---          ---      ---
Cost of Revenues                       149,000      ---          ---      ---
Gross Profit                            11,000      ---          ---      ---
Other Operating Income                 468,000      ---     $265,000      ---
Total Operating Income                 479,000     100%      265,000     100%
Operating Expenses                     277,000     57.8      201,000     75.8
Income from Operations                 202,000     42.2       64,000     24.2




RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996

Revenues for the six months ended June 30, 1997 were $25,488,000, or 55% higher than the $16,484,000 recorded in the comparable period of 1996. This increase in product sales is due to several factors: additional wholesale accounts, increased reorders, increased retail sales due to opening of two retail stores in fourth quarter of 1996, two retail stores in second quarter of 1997 and revenue from the David Aaron brand (acquired April 1996). As a result of additional distribution , management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased revenues have enabled the Company to expand its advertising and promotional efforts, all of which have contributed to the continuing increase in sales.

Cost of revenues decreased 3% from 66% in 1996 to 63% in 1997, due to the increase in sales which allowed the Company to purchase larger volume, which resulted in a lower cost per pair and the purchase of a higher percentage of its shoes from overseas suppliers at a lower cost per pair as compared to 1996. Gross profit increased 3% from 34% in 1996 to 37% in 1997.

Selling, general and administrative (SG&A) expenses increased by 63% to $9,058,000 in 1997 from $5,544,000 in 1996. The increase in the first and second quarter of 1997 reflects the cost incurred in the Company's strategic strengthening of the management team and infrastructure in 1996, thereby laying the foundation for future growth. The increase in SG&A is due primarily to a 61% increase in payroll, bonuses and related expenses from $1,935,000 in 1996 to $3,124,000 in 1997. Additionally, the Company focused its efforts on selling, advertising, marketing and designing thus increasing those expenses by 124% from $1,381,000 in 1996 to $3,093,000 in 1997. Also, the increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer and depreciation expenses by 106% from $556,000 in 1996 to 1,146,000 in 1997.

Income from operations for 1997 was $1,268,000 which represents an increase of $805,000 or 174% over the income from operations of $463,000 in 1996. The net income for 1997 was $758,000 as compared to net income of $376,000 for the 1996.

Steve Madden wholesale division revenues, accounted for $17,588,00 or 69% and $14,386,000 or 87% of total revenues in 1997 and 1996 respectively. Wholesale Division cost of revenues as a percentage of sales has decreased by 3% from 67% in 1996 to 64% in 1997. Operating expenses increased by 37%, from $4,285,000 in 1996 to $5,856,000 in 1997. This increase is due to an increase in payroll and payroll related expenses due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding inventory and expense to operate the New York City showroom. Operating expenses have increased due to the development of a new line of sneakers and the hiring of additional personnel to facilitate future growth of footwear classifications/extensions. Wholesale income from operations was $560,000 in 1997 compared to $446,000 in 1996.

Revenues from the Retail Division accounted for $3,645,000 or 14% and $1,443,000 or 9% of total revenues in 1997 and 1996, respectively. The comparable stores sales for the first six months increased 22% over the same period of 1996. The increase in Retail Division revenues is primarily due to the Company's opening of retail stores in Roosevelt Field in Garden City, NY and Garden State Plaza in Paramus, New Jersey, in the fourth quarter of 1996 and Queens Center Mall in Elmhurst NY and Lenox Square Mall in Atlanta GA, in the second quarter of 1997 which generated aggregate revenues of $1,883,000. Selling, general and administrative expenses for the Retail Division increased to $1,629,000 or 45% of sales in 1997 from $554,000 or 38% of sales in 1996. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening four additional stores.

Additionally, the Company hired a Director of Retail Operations, anticipating increases in the number of retail stores. Income from operations from the retail division was $429,000 in 1997 compared to income from operations of $125,000 in 1996.

Revenues from the Diva Acquisition Corp.(acquired April 1, 1996 which markets the "David Aaron" brand name in footwear) wholesale division accounted for $3,034,000 or 12%, and $655,000 or 4%, of total revenues in 1997 and 1996, respectively. Gross profit for the six month period ended June 30,1997 was $947,000 and loss from operations was $87,000.

Adesso-Madden , a wholly owned subsidiary of the Company, generated revenue of $1,221,000 for the first six month period ended June 30, 1997. Additionally, Adesso-Madden generated commission income of $815,000 for the first six months of 1997 compared to commission income of $459,000 for the first six months of 1996.

THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED JUNE 30, 1996

Revenues for the three months ended June 30, 1997 were $12,270,000, or 41% higher than the $8,676,000 recorded in the comparable period of 1996. This increase in product sales is due to several factors: new wholesale accounts, increased reorders, increased retail sales due to opening of two retail stores in fourth quarter of 1996 and two retail stores in second quarter of 1997 and revenue from the David Aaron brand (acquired April 1996). As a result of additional distribution , management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased revenues have enabled the Company to expand its advertising and promotional efforts, all of which have contributed to the continuing increase in sales.

Cost of revenues decreased 16% from 76% in 1996 to 60% in 1997, due to the increase in sales which allowed the Company to purchase larger volumes, which resulted in a lower cost per pair and the purchase of a higher percentage of its shoes from overseas suppliers at a lower cost per pair as compared to 1996.

Selling, general and administrative (SG&A) expenses increased by 52% to $4,749,000 in 1997 from $3,121,000 in 1996. The increase in the second quarter of 1997 reflects the cost incurred in the Company's strategic strengthening of the management team and infrastructure in 1996, thereby laying the foundation for future growth. The increase in SG&A is due primarily to a 70% increase in payroll, bonuses and related expenses from $992,000 in 1996 to $1,684,000 in 1997. Additionally, the Company focused its efforts on selling, advertising, marketing and designing thus increasing those expenses by 29% from $1,128,000 in 1996 to $1,454,000 in 1997. Also, the Company expanded its retail outlets and office facilities thereby increasing occupancy, telephone, utilities, computer, legal, printing/supplies and depreciation expenses by 146% from $404,000 in 1996 to $993,000 in 1997.

Income from operations for 1997 was $604,000, which represents an increase of $1,393,000 or 177% over the loss from operations of $789,000 in 1996. The net income for 1997 was $357,000 as compared to net loss of $431,000 for the 1996.

Steve Madden wholesale division revenues, accounted for $8,177,000 or 67% and $7,231,000 or 83% of total revenues in 1997 and 1996 respectively. Wholesale Division cost of revenues as a percentage of sales decreased by 15% from 78% in 1996 to 63% in 1997. Operating expenses increased by 28%, from $2,309,000 in 1996 to $2,965,000 in 1997. This increase is due to an increase in payroll and payroll related expenses due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding inventory and expense to operate the New York City showroom. Operating expenses have also increased due to the development of a new line of sneakers and the hiring of additional personnel to facilitate future growth of footwear classifications/extensions. Wholesale income from operations was $80,000 in 1997 compared to a loss from operations of $709,000 in 1996.

Revenues from the Retail Division accounted for $2,091,000 or 17% and $790,000 or 9% of total revenues in 1997 and 1996, respectively. The comparable stores sales for the three months increased 22% over the same period of 1996. The increase in Retail Division revenues is primarily due to the Company's opening of retail stores in Roosevelt Field in Garden City, NY and Garden State Plaza in Paramus, New Jersey, in the fourth quarter of 1996 and Queens Center Mall in Elmhurst NY and Lenox Square Mall in Atlanta GA, in the second quarter of 1997 which generated aggregate revenues of $1,128,000. Selling, general and administrative expenses for the Retail Division increased to $935,000 or 45% of sales in 1997 from $278,000 or 35% of sales in 1996. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening four additional stores. Additionally, the Company hired a Director of Retail Operations, anticipating increases in the number of retail stores. Income from operations from the retail division was $326,000 in 1997 compared to income from operations $51,000 in 1996.

Revenues from the Diva Acquisition Corp. wholesale division accounted for $1,842,000 or 15%, and $655,000 or 8%, of total revenues in 1997 and 1996, respectively. Gross profit increased 10% from $138,000 or 21% in 1996 to $568,000 or 31% in 1997. Operating expenses increased by 72% from $333,000 in 1996 to $572,000 in 1997 due to increases in payroll and payroll related expenses, computer, printing, and depreciation expenses. Loss from operations from Diva was $4,000 in 1997 compared to a loss of $195,000 in 1996.

Adesso-Madden , a wholly owned subsidiary of the Company, generated revenue of $160,000 for the second quarter of 1997. Additionally, Adesso-Madden generated commission income of $468,000 for the second quarter of 1997 compared to commission income of $265,000 for the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $14,959,000 at June 30, 1997 which represents an increase of $526,000 in working capital from June 30,1996. In the first six months of 1997 the Company received proceeds of $381,000 from the exercise of options.

The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately fifty percent (50%) of its products to department stores, including Federated Department Stores (Bloomingdales, Burdines, Macy's East, Macy's West and Rich's) May Department Stores, Dillards, Nordstorm's, Dayton Hudson and approximately fifty percent (50%) to specialty stores, including shoe stores such as Edison (Wild Pair, Precis, Bakers/Leeds) and junior clothing stores such as Urban Outfitters. Federated Department Stores presently accounts for approximately 20% of the Company's sales.

OPERATING ACTIVITIES

During the six month period ended June 30, 1997, operating activities provided $1,081,000 of cash. The use of cash arose principally from an increase in accounts receivable-non factored of $1,237,000, a decrease in accounts receivable factored $426,000 and a decrease in inventories of $89,000. Additionally, there was a decrease in prepaid expenses and other assets of $151,000, an increase in income taxes of $202,000, an increase in accounts payable and accrued expenses of $287,000, as well as increase in other current liabilities of $58,000 and a decrease in accrued bonuses of $267,000.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2007. Future obligations under these lease agreements total $7,786,000 with annual lease commitment of $1,208,000.

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

One of such officers, Steve Madden, Chairman, President and Chief Executive Officer of the Company, has entered into an amended employment agreement which eliminates the sales based bonus effective January, 1998. Mr. Madden's bonus, if any, is left to the discretion of the Board of Directors. The amended employment agreement provided a signing bonus of $200,000.

The amended employment agreement provides for a term of ten years, as opposed to the previous six year term which would have expired in 1999, and commences on January 1, 1998. In addition, Mr. Madden's base salary has been increased from $250,000 per year to $275,000 per year for the first two years, increasing to $300,000 in 2000, and then increasing by 10% each year thereafter.

The Company continues to increase its supply of products from foreign manufacturers, the majority of which are located in Brazil and Mexico. Although the Company has not entered into long-term manufacturing contracts with any of these foreign companies, the Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products if current suppliers need to be replaced. In addition, because the Company deals with U.S. currency for all transactions and intends to continue to do so, the Company believes there should be no foreign exchange considerations.

INVESTING ACTIVITIES

During the six month period ended June 30, 1997, the Company used cash of $1,070,000 to acquire computer equipment and make leasehold improvements on new office, retail stores and warehouse space.

FINANCING ACTIVITIES

During the six month period ending June 30, 1997, the Company received $381,000 from the exercise of options. In March 1997, the Company issued 85,979 shares of common stock in payment of the note payable of $645,000 issued in connection with the acquisition of Diva.

LICENSE AGREEMENTS

During the second quarter of 1997, the Company entered into three license agreements for hosiery, jewelry and ready-to-wear, bringing the total number of license agreements to five, including two license agreements entered into during the first quarter of 1997 for handbags and sunglasses. Although such agreements did not generate substantial revenue in the first six months ended June 30, 1997, the Company expects to receive royalties as early as the forth quarter of 1997.

INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

LEGAL PROCEEDINGS

     On December 2, 1993, Jordan Belfort, Daniel Porush and Kenneth Greene, who were principal stockholders of Stratton Oakmont, entered into a Stock Purchase Agreement with BOCAP Corp. ("BOCAP"), a Florida corporation (which previously conducted no business operations and which Mr. Madden used for his personal investment purposes), pursuant to which BOCAP purchased an aggregate of 1,284,816 shares (the "Shares") of Common Stock from Messrs. Belfort, Porush and Greene. As consideration for such Shares, BOCAP delivered to each of Messrs. Belfort, Porush and Greene a promissory note (each a "Note") in the principal amount of $3,237,737, $1,387,601 and $513,926, respectively, bearing an interest rate of four percent per annum and due and payable on December 2, 1995.

     The Company has been advised by BOCAP that Jordan Belfort has demanded repayment of his Note and the registration and sale by BOCAP of the Shares with the proceeds of such sales to be applied to the payment of his Note. Belfort has claimed that BOCAP is in default under his Note for failing to repay the outstanding principal amount and accrued interest by December 2, 1996. Belfort has asserted that he may cause the shares to be sold in order to satisfy the sums due to him pursuant to the terms of a security and escrow agreement purportedly entered into by BOCAP on or about August 2, 1995. BOCAP has advised the Company that it disputes Belfort's claims and that the maturity date of his Note was extended by mutual agreement until December 2, 1999. BOCAP has also informed the Company that it disputes the enforceability of the security and escrow agreement.

     On June 3, 1997, Belfort commenced a lawsuit in the Supreme Court of the State of New York, Nassau County against BOCAP, the Company, Steven Madden and Farmstead Consulting, Inc. ("Farmstead"), a New York corporation and the purported escrow agent with respect to the Shares, relating to the alleged default on his Note. The relief sought against the Company is an order requiring the Company to register the Shares under the Securities Act of 1933 and requiring Farmstead to sell as many Shares as necessary to pay Belfort not less than $4,135,395.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                           STEVE MADDEN, LTD




                                           /s/ ARVIND DHARIA
                                           ---------------------------
                                               Arvind Dharia
                                               Chief Financial Officer

DATE:  August 14, 1997