Form 10QSB
period 1997-09-30
MADDEN STEVEN LTD
filed 1997-11-13
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1997
--------------------------------------------------------------------------------

(_) TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from  ____________________    to     _________________

For Quarter Ended   SEPTEMBER 30, 1997       Commission File Number      0-23702
                    ------------------                                   -------

                               STEVEN MADDEN, LTD.
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)


           NEW YORK                                  13-3588231
-------------------------------        -----------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

52-16 Barnett Avenue, Long Island City, New York             11104
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (718) 446-1800
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes [X]       No [ ]


        Class                            Outstanding as of  November 11, 1997
    Common Stock                                      8,381,573

                               STEVEN MADDEN, LTD.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                               SEPTEMBER 30, 1997


                                TABLE OF CONTENTS



PART I -  FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance sheet..................................        3

          Consolidated Statements of Operations.......................        4

          Consolidated Statement of Cash Flows........................        5

          Notes to condensed consolidated
             financial statements.....................................        6


ITEM 2.   Management's discussion and analysis
          of financial condition and results of
             operations...............................................        7


PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings...........................................       17


STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                                                                       SEPTEMBER 30,
                                                                                                            1997
====================================================================================================================

ASSETS
   Current assets:
      Cash and cash equivalents                                                                          $ 6,154,000
      Accounts receivable - nonfactored (net of allowance for doubtful accounts
        of $231,000)                                                                                         481,000
      Due from factor (net of allowance for doubtful accounts of $275,000)                                 7,841,000
      Inventories                                                                                          2,857,000
      Prepaid advertising                                                                                    650,000
      Prepaid expenses and other current assets                                                              411,000
--------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                           18,394,000
--------------------------------------------------------------------------------------------------------------------
   Property and equipment, net                                                                             4,406,000
--------------------------------------------------------------------------------------------------------------------
   Other assets:
      Prepaid advertising, less current portion                                                            1,186,000
      Deferred taxes                                                                                         451,000
      Deposits and other                                                                                     311,000
      Cost in excess of fair value of net assets acquired (net of accumulated amortization
        of $121,000)                                                                                       1,824,000
--------------------------------------------------------------------------------------------------------------------
           Total other assets                                                                              3,772,000
--------------------------------------------------------------------------------------------------------------------
                                                                                                         $26,572,000
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current portion of lease payable                                                                       $88,000
      Accounts payable and accrued expenses                                                                2,010,000
      Accrued bonuses                                                                                        528,000
      Accrued taxes                                                                                          214,000
      Other current liabilities                                                                              409,000
--------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                       3,249,000
--------------------------------------------------------------------------------------------------------------------
   Lease payable, less current portion                                                                       391,000
--------------------------------------------------------------------------------------------------------------------
   Commitments and contingencies
   Stockholders' equity:
      Common stock - $.0001 par value, 60,000,000 shares authorized, 8,021,573 issued
        and outstanding                                                                                        1,000
      Additional paid-in capital                                                                          20,179,000
      Unearned compensation                                                                              (1,538,000)
      Retained earnings                                                                                    4,747,000
      Treasury stock at cost (101,800 shares)                                                              (457,000)
--------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                                     22,932,000
--------------------------------------------------------------------------------------------------------------------
                                                                                                         $26,572,000
====================================================================================================================

SEE NOTES TO FINANCIAL STATEMENTS


STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
========================================================================================================================
                                                                 1997             1996             1997             1996

NET SALES                                                   $ 18,055,000    $ 13,107,000    $ 43,542,000    $ 29,591,000
   Cost of sales                                              10,192,000       8,878,000      26,208,000      19,814,000
------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                   7,863,000       4,229,000      17,334,000       9,777,000
   Other revenue                                                 748,000         264,000       1,601,000         723,000
   Operating expenses                                         (7,108,000)     (3,761,000)    (16,159,000)     (9,305,000)
------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                         1,503,000         732,000       2,776,000       1,195,000
   Interest income (expense), net                                (25,000)         73,000         (27,000)        247,000
------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                       1,478,000         805,000       2,749,000       1,442,000
   Provision (benefit) for income taxes                          597,000         322,000       1,111,000         583,000
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $    881,000    $    483,000    $  1,638,000    $    859,000
=========================================================================================================================
NET INCOME PER SHARE OF COMMON STOCK:
   PRIMARY                                                  $   .09         $   .06         $   .18         $   .11
=========================================================================================================================
   FULLY DILUTED                                            $   .09         $   .06         $   .17         $   .11
=========================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    11,470,582      10,059,787      10,735,684       9,973,924
=========================================================================================================================

SEE NOTES TO FINANCIAL STATEMENTS


STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                               1997            1996
======================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $ 1,638,000    $   859,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                                          907,000        168,000
        Deferred compensation                                                                  127,000        108,000
        Provision for bad debts                                                                181,000        241,000
        Options issued for consulting services                                                  23,000
        Excess of fair market value over option price on stock
           option grant                                                                         16,000
        Deferred rent expense                                                                                  14,000
        Changes in:
           Accounts receivable - nonfactored                                                  (201,000)    (1,497,000)
           Due from factor                                                                  (2,919,000)    (1,073,000)
           Inventories                                                                        (100,000)      (711,000)
           Prepaid expenses and other assets                                                   411,000       (842,000)
           Accounts payable and accrued expenses                                             1,122,000        753,000
           Accrued bonuses                                                                      95,000       (230,000)
           Other current liabilities                                                           317,000        183,000
           Tax liability                                                                       837,000       (531,000)
----------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities                            2,454,000     (2,558,000)
======================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property & Equipment                                                         (2,752,000)      (283,000)
   Acquisition of subsidiary                                                                               (1,044,000)
----------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                         (2,752,000)    (1,327,000)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from options exercised                                                             381,000      6,342,000
   Repayment of lease obligations                                                              (80,000)
   Repayment of notes payable assumed in acquisition                                                         (476,000)
   Purchase of treasury stock                                                                                (265,000)
----------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                                        301,000      5,601,000
----------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        3,000      1,716,000
   Cash and cash equivalents - beginning of year                                             6,151,000      4,123,000
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                                    $ 6,154,000    $ 5,839,000
======================================================================================================================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
   ACTIVITIES:
      Acquisition of leased assets                                                         $   359,000
      Issuance of common stock for debt                                                    $   645,000
----------------------------------------------------------------------------------------------------------------------
      Issuance of stock options in connection with employment
        agreement                                                                          $ 1,345,000
======================================================================================================================


SEE NOTES TO FINANCIAL STATEMENTS

STEVEN MADDEN, LTD. AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS
September 30, 1997

NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1997, and the results of its operations, changes in stockholders' equity and cash flows for the nine months then ended. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1996 included in the Steve Madden, Ltd. Form 10-KSB.


NOTE B -  INVENTORY

Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market.


NOTE C - NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is computed based on the weighted average number of shares outstanding during the period, utilizing the modified treasury stock method. Common stock equivalents are included if their effect is dilutive.


NOTE D - CONTINGENCIES

The current status of certain pending litigation is described more fully herein, under the caption "Legal Proceedings."


NOTE E - NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share." FAS 128 establishes new standards for computing and presenting earnings per share. FAS 128 is effective for periods ending after December 15, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------
The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain forward-looking. The forward looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

The following table sets forth information on operations for the periods indicated:



                                        PERCENTAGE OF NET REVENUES
                                        --------------------------
                                             NINE MONTHS ENDED
                                             -----------------
                                               SEPTEMBER 30
                                               ------------

CONSOLIDATED:                         1997                         1996
------------                          ----                         ----

Revenues                           $43,542,000        100%      $29,591,000      100%
Cost of Revenues                    26,208,000         60        19,814,000       67
Other Operating Income               1,601,000          4           723,000        2
Operating Expenses                  16,159,000         37         9,305,000       31
Income from Operations               2,776,000          7         1,195,000        4
Interest Income (Expense) Net          -27,000          0           247,000        1
Income Before Income Taxes           2,749,000          7         1,442,000        5
Net Income                           1,638,000          4           859,000        3

                                                  PERCENTAGE OF NET REVENUES
                                                  --------------------------
                                                      NINE MONTHS ENDED
                                                      -----------------
                                                        SEPTEMBER 30
                                                        ------------

By Segment                                 1997                         1996
                                           ----                         ----

WHOLESALE:
----------

Revenues                                $29,104,000       100%      $25,503,000        100%
Cost of Revenues                         17,955,000        62        17,201,000         67
Other Operating Income                       62,000         0                --         --
Operating Expenses                       10,211,000        35         7,106,000         28
Income from Operations                    1,000,000         3         1,196,000          5

RETAIL:
-------

Revenues                                 $8,129,000       100%       $2,258,000        100%
Cost of Revenues                          3,815,000        47         1,220,000         54
Operating Expenses                        3,285,000        40           831,000         37
Income from Operations                    1,029,000        13           207,000          9

DIVA ACQUISITION CORP.:
-----------------------

Revenues                                 $5,090,000       100%       $1,830,000        100%
Cost of Revenues                          3,307,000        65         1,393,000         76
Operating Expenses                        1,821,000        36           793,000         43
Income (Loss) from Operations               -38,000        -1          -356,000        -19

ADESSO MADDEN INC.:
-------------------
 (FIRST COST)

Revenues                                 $1,219,000        --                --         --
Cost of Revenues                          1,131,000        --                --         --
Other Operating Income                    1,539,000        --        $  723,000         --
Total Operating Income                    1,627,000       100%          723,000        100%
Operating Expenses                          842,000        52           575,000         80
Income from Operations                      785,000        48           148,000         20

                                             PERCENTAGE OF NET REVENUES
                                             --------------------------
                                                 THREE MONTHS ENDED
                                                 ------------------
                                                     SEPTEMBER 30
                                                     ------------

CONSOLIDATED:                                1997                       1996
------------                                 ----                       ----

Revenues                                  $18,055,000       100%     $13,107,000       100%
Cost of Revenues                           10,192,000        57        8,878,000        68
Other Operating Income                        748,000         4          264,000         2
Operating Expenses                          7,108,000        39        3,761,000        29
Income (Loss) from Operations               1,503,000         8          732,000         5
Interest Income (Expense) Net                 -25,000         0           73,000         1
Income (Loss) Before Income Taxes           1,478,000         8          805,000         6
Net Income (Loss)                             881,000         5          483,000         4

By Segment

WHOLESALE:
----------

Revenues                                  $11,515,000       100%     $11,117,000       100%
Cost of Revenues                            6,744,000        58        7,547,000        68
Other Operating Income                         24,000         0               --        --
Operating Expenses                          4,355,000        38        2,820,000        25
Income (Loss) from Operations                 440,000         4          750,000         7

RETAIL:
-------

Revenues                                   $4,484,000       100%        $815,000       100%
Cost of Revenues                            2,228,000        50          455,000        56
Operating Expenses                          1,663,000        37          278,000        34
Income from Operations                        593,000        13           82,000        10

                                         PERCENTAGE OF NET REVENUES
                                         --------------------------
                                             THREE MONTHS ENDED
                                             ------------------
                                                SEPTEMBER 30
                                                ------------

                                     1997                     1996
                                     ----                     ----

By Segment (Continued)

DIVA ACQUISITION CORP.:
-----------------------

Revenues                         $2,056,000      100%     $1,175,000       100%
Cost of Revenues                  1,220,000       59         876,000        75
Operating Expenses                  788,000       38         460,000        39
Income (Loss) from Operations        48,000        3        -161,000       -14

ADESSO MADDEN INC.:
-------------------
(FIRST COST)

Other Operating Income              724,000      100%        264,000       100%
Operating Expenses                  302,000       42         203,000        77
Income from Operations              422,000       58          61,000        23


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30,
1996

Revenues for the nine months ended September 30, 1997 were $43,542,000, or 47% higher than the $29,591,000 recorded in the comparable period of 1996. This increase in product sales is due to several factors: additional wholesale accounts, increased reorders, increased retail sales due to opening of two retail stores in fourth quarter of 1996, two retail stores in second quarter of 1997, five retail stores in third quarter of 1997 and revenue from the David Aaron brand (acquired April 1996). As a result of additional distribution, management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased revenues have enabled the Company to expand its advertising and promotional efforts, all of which have contributed to the continuing increase in sales.

Cost of revenues decreased 7% from 67% in 1996 to 60% in 1997, due to the increase in sales which allowed the Company to purchase in larger volume, resulting in a lower cost per pair. Also, the purchase of a higher percentage of shoes from overseas suppliers, resulted in a lower cost per pair as compared to 1996. Gross profit increased 7% from 33% in 1996 to 40% in 1997.

Selling, general and administrative (SG&A) expenses increased by 74% to $16,159,000 in 1997 from $9,305,000 in 1996. The increase in the first nine months of 1997 reflects the cost incurred in the Company's strategic strengthening of the management team and infrastructure in 1997, thereby laying the foundation for future growth. The increase in SG&A is due primarily to a 59% increase in payroll, bonuses and related expenses from $3,487,000 in 1996 to $5,536,000 in 1997. Additionally, the Company focused its efforts on selling, advertising, marketing and designing thus increasing those expenses by 87% from $3,230,000 in 1996 to $6,036,000 in 1997. Also, the increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, legal, printing/supplies and depreciation expenses by 144% from $1,081,000 in 1996 to $2,633,000 in 1997.

Income from operations for 1997 was $2,776,000 which represents an increase of $1,581,000 or 132% over the income from operations of $1,195,000 in 1996. The net income for 1997 was $1,638,000 as compared to net income of $859,000 for the 1996.

Steve Madden wholesale division revenues, accounted for $29,104,00 or 67% and $25,503,000 or 86% of total revenues in 1997 and 1996, respectively. Wholesale Division cost of revenues as a percentage of sales has decreased by 5% from 67% in 1996 to 62% in 1997. Operating expenses increased by 44%, from $7,106,000 in 1996 to $10,211,000 in 1997. This increase is due to an increase in payroll and payroll related expenses due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding inventory and expense to operate the New York City showroom. Operating expenses have increased due to the development of a new line of sneakers and the hiring of additional personnel to facilitate future growth of footwear classifications/extensions. Wholesale income from operations for the nine month period ended September 30, 1997 was $1,000,000 compared to income from operations of $1,196,000 for the nine month period ended September 30, 1996.

Revenues from the Retail Division accounted for $8,129,000 or 19% and $2,258,000 or 8% of total revenues in 1997 and 1996, respectively. The comparable stores sales for the first nine months increased 30% over the same period of 1996. The increase in Retail Division revenues is primarily due to the Company's opening of retail stores in Roosevelt Field in Garden City, NY and Garden State Plaza in Paramus, NJ, in the fourth quarter of 1996, Queens Center Mall in Elmhurst, NY and Lenox Square Mall in Atlanta, GA, in the second quarter of 1997 and Willowbrook Mall in Wayne, NJ; Cherry Hill Mall in Cherry Hill, NJ; Staten Island Mall in Staten Island, NY; Glendale Galeria in Glendale, CA and Montgomery Mall in Bethesda MD, in the third quarter of 1997 which generated aggregate revenues of $5,194,000. Selling, general and administrative expenses for the Retail Division increased to $3,285,000 or 40% of sales in 1997 from $831,000 or 37% of sales in 1996. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening nine additional stores. Income from operations from the retail division was $1,029,000 in 1997 compared to income from operations of $207,000 in 1996.

Revenues from the Diva Acquisition Corp. (acquired April 1, 1996 which markets the "David Aaron" brand name in footwear) wholesale division accounted for $5,090,000 or 12%, and $1,830,000 or 6%, of total revenues in 1997 and 1996, respectively. Gross profit increased 11% from $437,000 or 24% in 1996 to $1,783,000 or 35% in 1997. Operating expenses increased by 130% from $793,000 in 1996 to $1,821,000 in 1997 due to increases in payroll and payroll related expenses, computer, printing, and depreciation expenses. Loss from operations from Diva was $38,000 in 1997 compared to a loss of $356,000 in 1996.

Adesso-Madden, a wholly owned subsidiary of the Company, generated revenue of $1,219,000 for the nine month period ended September 30, 1997. Additionally, Adesso-Madden generated commission revenues of $1,539,000 for the first nine months of 1997 which represents an increase of $816,000 or 113% over the commission income of $723,000 in 1996. Operating expenses increased by 46% from $575,000 in 1996 to $842,000 in 1997 due to increases in selling expenses, payroll and payroll related expenses, and telephone expenses. Income from operations from Adesso-Madden was $785,000 in 1997 compared to an income of $148,000 in 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30,
1996

Revenues for the three months ended September 30, 1997 were $18,055,000, or 38% higher than the $13,107,000 recorded in the comparable period of 1996. This increase in product sales is due to several factors: new wholesale accounts, increased reorders, increased retail sales due to opening of two retail stores in fourth quarter of 1996, two retail stores in second quarter of 1997, five retail stores in third quarter of 1997 and revenue from the David Aaron brand. As a result of additional distribution, management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased revenues have enabled the Company to expand its advertising and promotional efforts, all of which have contributed to the continuing increase in sales.

Cost of revenues decreased 11% from 68% in 1996 to 57% in 1997, due to the increase in sales which allowed the Company to purchase in larger volume, resulting a lower cost per pair. Also, the purchase of a higher percentage of shoes from overseas suppliers, resulted in a lower cost per pair as compared to 1996.

Selling, general and administrative (SG&A) expenses increased by 89% to $7,108,000 in 1997 from $3,761,000 in 1996. The increase in the third quarter of 1997 reflects the cost incurred in the Company's strategic strengthening of the management team and infrastructure in 1997, thereby laying the foundation for future growth. The increase in SG&A is due primarily to a 61% increase in payroll, bonuses and related expenses from

$1,420,000 in 1996 to $2,281,000 in 1997. Additionally, the Company focused its efforts on selling, advertising, marketing and designing thus increasing those expenses by 102% from $1,451,000 in 1996 to $2,938,000 in 1997. Also, the
Company expanded its retail outlets and office facilities thereby increasing occupancy, telephone, utilities, computer, legal, printing/supplies and depreciation expenses by 234% from $356,000 in 1996 to $1,188,000 in 1997.

Income from operations for 1997 was $1,503,000 which represents an increase of $771,000 or 105% over the income from operations of $732,000 in 1996. The net income for 1997 was $881,000 as compared to net income of $483,000 for the 1996.

Steve Madden wholesale division revenues, accounted for $11,515,000 or 64% and $11,117,000 or 85% of total revenues in 1997 and 1996 respectively. Wholesale Division cost of revenues as a percentage of sales decreased by 10% from 68% in 1996 to 58% in 1997. Operating expenses increased by 54%, from $2,820,000 in 1996 to $4,355,000 in 1997. This increase is due to an increase in payroll and payroll related expenses due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding inventory and expense to operate the New York City showroom. Additionally, operating expenses has increased due to increases in selling, advertising and marketing expenses. Operating expenses have also increased due to the development of a new line of sneakers and the hiring of additional personnel to facilitate future growth of footwear classifications/extensions. Wholesale income from operations for the three month period ended September 30, 1997 was $440,000 compared to income from operations of $750,000 for the three month period ended September 30, 1996.

Revenues from the Retail Division accounted for $4,484,000 or 25% and $815,000 or 6% of total revenues in 1997 and 1996, respectively. The comparable stores sales for the three months increased 44% over the same period of 1996. The increase in Retail Division revenues is primarily due to the Company's opening of retail stores in Roosevelt Field in Garden City, NY and Garden State Plaza in Paramus, NJ, in the fourth quarter of 1996, Queens Center Mall in Elmhurst, NY and Lenox Square Mall in Atlanta, GA, in the second quarter of 1997 and
Willowbrook Mall in Wayne, NJ; Cherry Hill Mall in Cherry Hill, NJ; Staten Island Mall in Staten Island, NY; Glendale Galeria in Glendale, CA and Montgomery Mall in Bethesda, MD, in the third quarter of 1997 which generated aggregate revenues of $3,311,000. Selling, general and administrative expenses for the Retail Division increased to $1,663,000 or 37% of sales in 1997 from $278,000 or 34% of sales in 1996. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening nine additional stores. Income from operations from the retail division was $593,000 in 1997 compared to income from operations $82,000 in 1996.

Revenues from the Diva Acquisition Corp. wholesale division accounted for $2,056,000 or 11%, and $1,175,000 or 9%, of total revenues in 1997 and 1996, respectively. Gross profit increased from $299,000 or 25% of net sales in 1996 to $836,000 or 41% of net sales in 1997. Operating expenses increased by 71% from $460,000 in 1996 to $788,000 in 1997 due to increases in payroll and payroll related expenses, computer, printing, and depreciation expenses. Additionally, operating expenses has increased due to increases in selling, advertising and marketing expenses. Income from operations from Diva was $48,000 in 1997 compared to a loss of $161,000 in 1996.

Adesso-Madden, a wholly owned subsidiary of the Company, generated commission revenues of $724,000 in 1997 which represents an increase of $460,000 or 174% over the commission income of $264,000 in 1996. Operating expenses increased by 49% from $203,000 in 1996 to $302,000 in 1997 due to increases in selling expenses, payroll and payroll related expenses, and telephone expenses. Income from operations from Adesso-Madden was $422,000 in 1997 compared to an income of $61,000 in 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $15,145,000 at September 30, 1997 which represents an increase of $577,000 in working capital from September 30,1996. In the first nine months of 1997 the Company received proceeds of $381,000 from the exercise of options.

The Company is considering raising additional capital during the next two quarters. There can be no assurance that the Company will be successful if such efforts are undertaken.

The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately fifty percent (50%) of its products to department stores, including Federated Department Stores (Bloomingdales, Burdines, Macy's East, Macy's West and Rich's) May Department Stores, Dillards, Nordstorm's, Dayton Hudson and approximately fifty percent (50%) to specialty stores, including shoe stores such as Edison (Wild Pair, Precis, Bakers/Leeds) and junior clothing stores such as Urban Outfitters. Federated Department Stores presently accounts for approximately 14% of the Company's sales.

OPERATING ACTIVITIES

During the nine month period ended September 30, 1997, operating activities provided $2,454,000 cash. Uses of cash arose principally from an increase in accounts receivable-non factored of $201,000, an increase in accounts receivable factored of $2,919,000 and an increase in inventories of $100,000. Cash was provided principally by a decrease in prepaid expenses and other assets of $411,000, an increase in income taxes payable of $837,000, an increase in accounts payable and accrued expenses of $1,122,000, as well as increase in other current liabilities of $317,000 and an increase in accrued bonuses of $95,000.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2007. Future obligations under these lease agreements total $11,576,000 with annual lease commitment of $2,795,000.

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

The premises in Ft. Lauderdale consist of 21,600 square feet of wholesale warehouse and 2000 square feet office space at 3400 McIntosh Road, Ft. Lauderdale, FL and a 6000 square feet retail warehouse located at 43-15 38th street, Long Island City, NY.

INVESTING ACTIVITIES

During the nine month period ended September 30, 1997, the Company used cash of $2,752,000 to acquire computer equipment and make leasehold improvements on new office, retail stores and warehouse space.

FINANCING ACTIVITIES

During the nine month period ending September 30, 1997, the Company received $381,000 from the exercise of options. In March 1997, the Company issued 85,979 shares of common stock in payment of the note payable of $645,000 issued in connection with the acquisition of Diva.

LICENSE AGREEMENTS

During the second quarter of 1997, the Company entered into three license agreements for hosiery, jewelry and ready-to-wear, bringing the total number of license agreements to five, including two license agreements entered into during the first quarter of 1997 for handbags and sunglasses. Although such agreements did not generate substantial revenue in the first nine months ended September 30, 1997, the Company expects to receive royalties as early as the fourth quarter of 1997.

INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

                                     PART II
ITEM 1.
LEGAL PROCEEDINGS

On December 2, 1993, Jordan Belfort, Daniel Porush and Kenneth Greene entered into a Stock Purchase Agreement with BOCAP Corp. ("BOCAP"), a Florida corporation beneficially owned by Steve Madden, pursuant to which BOCAP purchased an aggregate of 1,284,816 shares (the "Shares") of the Company's Common Stock from Messrs. Belfort, Porush and Greene. As consideration for such Shares, BOCAP delivered to each of Messrs. Belfort, Porush and Greene a promissory note in the principal amount of $3,237,737, $1,387,601 and $513,926, respectively, payable on December 2, 1995. On June 3, 1997, Belfort commenced a lawsuit in the Supreme Court of the State of New York, Nassau County, against BOCAP, the Company, Steven Madden and Farmstead Consulting, Inc. ("Farmstead"), a New York corporation and the escrow agent under a purported security and escrow agreement, pursuant to which Belfort alleges that BOCAP pledged the Shares to secure its obligations under Belfort's note, as amended, which note was extended to December 2, 1996.

In his complaint, Belfort alleges that Belfort's note from BOCAP is in default and that Belfort is entitled to require the escrow agent to register and sell the Shares in order to pay the amounts due under the note, alleged to be at least $4,135,395. Moreover, in September 1997, Belfort filed a motion requesting that the court require BOCAP and the Company to transfer 899,371 of the Shares to Belfort, and to register said Shares in Belfort's name, pursuant to a purported agreement between Belfort and Farmstead. BOCAP has advised the Company that it disputes all of Belfort's claims, including his claims to possess a security or ownership interest in any of the Shares, and contends that Belfort's note was consensually extended to December 2, 1997. BOCAP has further advised the Company that, in an effort to clarify its title to the 899,371 Shares that Belfort claims to have purchased from Farmstead, it has offered to pay Belfort the amounts properly due under his 1993 note. Pending determination of the parties' rights or a voluntary resolution of this dispute, the Company has opposed Belfort's motion and has advised Belfort that it does not recognize his claim to ownership of, or the right to vote, the 899,371 Shares in question. Moreover, the Company has advised Belfort that his Form 13-d, dated September 9, 1997, as amended, is inaccurate insofar as it states that Belfort owns and has the right to vote the 899,371 Shares in question.

Although the Company does not anticipate that the Shares (or any portion thereof) will be transferred to Mr. Belfort as a result of the pending litigation, it is possible that Mr. Belfort may prevail in the case against Mr. Madden, BOCAP, the Company and Farmstead. If Mr. Belfort is awarded the Shares (or a significant portion thereof), he may have sufficient votes to elect one or more candidates to the Company's Board of Directors. In such an event, a change of control of the Company may occur which could have a material adverse effect on the Company's business and future prospects. Further, additional shares of the Company's Common Stock may enter the public float which could result in a material decrease in the public trading price of the Company's securities.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.




                                         STEVEN MADDEN, LTD




                                         /s/  ARVIND DHARIA
                                         ---------------------------------------
                                              Arvind Dharia
                                              Chief Financial Officer


DATE:  November 13, 1997