Form 10KSB
period 1997-12-31
MADDEN STEVEN LTD
filed 1998-03-27
CIK 913241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

[X]   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES  EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                           COMMISSION FILE NO. 0-23702

                               STEVEN MADDEN, LTD.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEW YORK                                       13-3588231
-------------------------------               ---------------------------------
(STATE OF OR OTHER JURISDICTION               (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

52-16 BARNETT AVENUE
LONG ISLAND CITY, NEW YORK                                  11104
--------------------------                                ----------
 (ADDRESS OF PRINCIPAL                                    (ZIP CODE)
  EXECUTIVE OFFICE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (718) 446-1800

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE.
                                                             ----

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the twelve month period ended December 31, 1997 were $59,311,000.

     The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of March 16, 1998 was approximately $67,853,268.

Number of shares outstanding of the issuers common stock, as of March 16, 1998, was 8,571,073 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     PART  III   INCORPORATES   CERTAIN   INFORMATION   BY  REFERENCE  FROM  THE
REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED FOR MAY 22, 1998.

                                     PART I

ITEM 1.   BUSINESS.

     Steven Madden, Ltd. (the "Company") designs contemporary footwear under the Steve Madden(R) and David Aaron(R) brands for women ages 16 to 45 years. The Company's branded products are designed to appeal to style-conscious consumers in the junior and bridge market segments. The Company sells its products through its seventeen (17) Steve Madden(R) retail stores, one (1) David Aaron(R) store and more than two thousand two hundred (2,200) department and specialty store locations in the United States, Canada, Australia and Venezuela. The Company's product line includes core products, which are sold year-round, complemented by a broad range of updated styles, which are designed to establish or capitalize on market trends. The Company's business is comprised of four (4) distinct segments: a wholesale division; a retail subsidiary; a private label subsidiary and the David Aaron(R) subsidiary. In 1997, the Company commenced an aggressive licensing program and entered into six (6) licensing agreements for sportswear and jeanswear, outerwear, handbags, sunglasses, hosiery and jewelry. The Company was founded and developed by Steven Madden, its principal designer and Chief Executive Officer, President and Chairman of the Board, who has established a reputation for his creative designs, popular styles and quality products at accessible price points. Mr. Madden has over twenty (20) years of experience in the footwear industry and is responsible for the Company's overall fashion direction.

     Steven Madden, Ltd., was incorporated as a New York corporation on July 9, 1990. The Company commenced operations in August, 1990 and introduced its first styles of women's footwear and began shipping its products in the Fall of 1990. The Company completed its initial public offering in December 1993 and its securities traded on The Nasdaq SmallCap Market until December 1996. Commencing in January 1997, the Company's shares of Common Stock and Class B Warrants trade on The Nasdaq National Market under the symbols "SHOO" and "SHOOZ" respectively.

     The Company maintains its principal executive offices and a wholesale warehouse facility at 52-16 Barnett Avenue, Long Island City, NY 11104, telephone number (718) 446-1800, a showroom at 1370 Avenue of the Americas, New York, NY 10019, a wholesale warehouse at 3400 McIntosh Rd., Ft. Lauderdale, FL 33316 and a retail warehouse at 43-15 38th Street, Long Island City, New York 11104.

STEVEN MADDEN, LTD. - WHOLESALE DIVISION

     The wholesale division sells and markets the Company's Steve Madden(R) brand to major department stores, better specialty stores, and shoe stores throughout the country and in Australia, Canada and Venezuela. During the last few years the Steve Madden(R) product line has become a leading footwear brand in the fashion conscious junior marketplace. To serve its customers (women primarily ages 16 to 25), the Company creates and markets fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at reasonable prices. In 1997, the wholesale division expanded its product mix to include sales of athletic footwear and evening shoes.

     As the Company's largest division, the Steve Madden(R) wholesale division accounted for $38,487,000 in sales in 1997, or approximately 65% of the Company's total sales. Many of the wholesale division's newly created styles are test marketed at the Company's retail stores. Within a few days, the Company can determine if a test product appeals to customers. This enables the Company to use its flexible manufacturing model to rapidly respond to changing preferences which is essential for success in the junior marketplace.

THE DIVA ACQUISITION CORP. - DAVID AARON(R) WHOLESALE DIVISION

     On April 1, 1996, the Company acquired Diva International, Inc., a New York corporation ("Diva"). The Company acquired all of the outstanding capital stock of Diva for a total purchase price of approximately $1,885,000 in cash and stock. In connection with the Diva transaction, the Company entered into employment agreements with four (4) key employees of Diva, none of whom are currently employed by the Company.

     Diva designs and markets fashion footwear to women under the "David Aaron(R)" name through one (1) Company owned retail shoe store located in the Soho area of Manhattan, major department stores and better footwear specialty stores. Diva's products are designed to appeal principally to fashion conscious women, ages 26 to 45, who shop at department stores and footwear boutiques, priced a tier above the Steve Madden(R) brand. The Company recorded sales from the David Aaron(R) brand of $6,447,000 for the year ended December 31, 1997, or 11% of the Company' total sales.

STEVEN MADDEN RETAIL, INC. - RETAIL DIVISION

     The Company currently operates seventeen (17) retail shoe stores under the Steve Madden(R) name and one (1) under the David Aaron(R) name. Three (3) stores are located in Manhattan (in Soho and the Upper Eastside), fourteen (14) stores are located in major shopping malls in California, Florida, Georgia, Maryland, Massachusetts, New Jersey and New York and one (1) store is located in a highly traveled urban street location in Coconut Grove, Florida. Each of the Steve Madden(R) stores has been designed to appeal to young fashion conscious women by creating a "nightclub" type atmosphere. The retail stores have been very successful for the Company, generating in excess of $700 per square foot. Sales are primarily from the sale of the Company's Steve Madden(R) product line. Same store sales increased 17% in 1997 over 1996 sales and total sales for the retail division were $13,249,000 compared to $3,805,000 for 1996.

     The Company believes that the Retail Division will continue to enhance overall sales and profits while building equity in the brand. It is for these reasons that the Company has embarked upon an aggressive expansion plan and intends to add approximately nine (9) new retail stores during the remainder of 1998. Additionally, the expansion of the Retail Division enables the Company to test and react to new products and classifications which strengthen the Steve Madden wholesale division.

THE ADESSO-MADDEN, INC. - PRIVATE LABEL DIVISION

     In September 1995, the Company incorporated Adesso-Madden, Inc. as a wholly owned subsidiary ("A-M"). A-M was formed to serve as a buying agent to mass market merchandisers, shoe store chains and other off-price retailers with respect to their purchase of private label shoes. As a buying agent, A-M arranges with shoe manufacturers in Asia and South America for them to manufacture private label shoes to the specifications of their clients. As a result of the manner in which A-M has operated its business since April 1, 1997, A-M receives commissions in connection with the purchase of private label shoes by its clients. In 1997, the Private Label Division generated sales revenue of $1,128,000 for the year ended December 31, 1997 and commission revenue of $2,192,000 for the year ended December 31, 1997. See "Management's Discussion and Analysis."

PRODUCTS AND LICENSING

     The Company's products emphasize youthful styling and contemporary design and are marketed at moderate to bridge price points. The Company's primary products include Steve Madden(R) and David Aaron(R) branded shoes. The Company also has a private label shoe operation, Adesso-Madden, Inc., and has also entered into strategic licensing agreements for additional Steve Madden(R) branded products. The following paragraphs describe the Company's products.

STEVE MADDEN(R)

     Steve Madden(R) branded products are designed to appeal to style conscious consumers in the junior market (ages 16 to 25 years). The Steve Madden(R) line emphasizes up-to-date fashion and includes a wide range of women's footwear including boots, clogs, sneakers, evening shoes, and sandals. Steve Madden(R) brand shoes sell at retail price points generally ranging from $48 to $70 for shoes and up to $99 for boots.

     In order to reduce the impact of changes in fashion trends on the Steve Madden(R) brand product sales, the Company designs and classifies its product line into three categories: CORE, CORE-PLUS, and FASHION. The Company's CORE line is available year round and consists of classic products which have proven to be consistent sellers over several seasons. The CORE line currently includes twelve (12) style/color combinations which can be reordered by size and shipped to retailers within one to two weeks, allowing for the rapid replenishment of the most popular Steve Madden(R) styles. The Company's CORE-PLUS line consists of basic styles whose patterns and colors are updated each season to keep pace with changing trends. Finally, the Company's FASHION line consists of styles that are designed close to or in season and capitalize on the Company's ability to design, test, manufacture and market products quickly. CORE and CORE-PLUS products account for a majority of Steve Madden(R) brand sales.

DAVID AARON(R)

     The Company acquired the David Aaron(R) brand in 1996, and currently markets David Aaron(R) products through its Diva division. David Aaron(R) branded products are designed to appeal to more sophisticated, career and fashion oriented consumers (ages 26 to 45 years) in the bridge market segment. David Aaron(R) products are priced at a tier above the Steve Madden(R) brand and have retail price points generally ranging from $70 to $100 for shoes and up to $150 for boots. Similar to the Steve Madden(R) line, the Company's David Aaron(R) line is organized into CORE, CORE-PLUS, and FASHION categories with CORE and CORE-PLUS products accounting for a large majority of David Aaron(R) brand sales.

ADESSO-MADDEN, INC.

     Adesso-Madden, Inc., a private label division, acts primarily as a buying agent for mass merchandising and off-price retailers. The Company believes that its entry into the private label, mass merchandising market enables it to maximize additional non-branded sales opportunities and provides for more competitive sourcing thereby leveraging the Company's overall sourcing, design and manufacturing capabilities. Currently, this division manufactures women's footwear for large retailers including J.C. Penney, Sears, Mervyn's, and Target.

LICENSING

     The Company believes that strategic licensing will enhance the Steve Madden brand(R), increase brand equity and leverage customer loyalty. During 1997, the Company began to license the Steve Madden(R) brand selectively while attempting to maintain strict design, merchandising and marketing control over its licensees. To date, the Company has entered into agreements for sportswear and jeans, eyewear, handbags, hosiery, jewelry, and outerwear. Each licensee requires that licensees pay to the Company a royalty based on net sales and a minimum royalty in the event that net sales fail to reach specified targets. During 1998, the Company may continue to pursue additional licensees in new product categories as well as to seek expansion into certain markets outside the United States.

DESIGN

     Steve Madden, the principal designer of the Company, has established a reputation for his creative designs, popular styles and quality products at accessible price points. Mr. Madden has been involved in the footwear industry for over twenty (20) years and is responsible for the Company's overall fashion direction, maintaining direct, day-to-day responsibility for the design and marketing of the Company's products.

     The Company believes that its future success will depend in substantial part on its ability to continue to anticipate and react to changing consumer demands in a timely manner. To meet this objective, the Company has developed a unique design process that allows it to recognize and adapt quickly to changing consumer demands. Mr. Madden and his design team work together to create a design which they believe fits the Company's image, reflects current or approaching trends and can be manufactured in a timely and cost-effective manner. Once the initial design is complete, a prototype is developed, which is reviewed and refined prior to the commencement of limited production. Most new designs are then tested in the Steve Madden(R) retail stores. Designs that prove popular are then scheduled for mass production overseas and wholesale and retail distribution nationwide. The Company believes that its unique design and testing process and flexible manufacturing model is a significant competitive advantage allowing the Company to cut mass production lead times and avoid the costly production and distribution of unpopular designs.

MANUFACTURING

     The Company sources each of its product lines separately based on the individual design, styling and quality specifications of such products. The Company does not own or operate any mass manufacturing facilities and sources its branded products directly or indirectly through independently owned manufacturers in Mexico (50%), China (10%), Brazil (10%), Spain (6%), Italy (4%) and the United States (20%). The Company has established relationships with a number of manufacturers in each country. The Company believes that this sourcing of footwear products minimizes its investment and inventory risk, and enables efficient and timely introduction of new product designs. Although the Company has not entered into any long-term manufacturing or supply contracts, the Company believes that a sufficient number of alternative sources exist for the manufacture of its products. The principal materials used in the Company's footwear are available from any number of sources, both within the United States and in foreign countries.

     The Company's design and distribution processes are intended to be flexible, allowing the Company to respond to and accommodate changing consumer demand. The Company's production staff tracks warehouse inventory on a daily basis, monitors sell through data and incorporates input on product demand from wholesale customers. The Company can use product feedback to adjust production or manufacture new products in as little as five weeks. Constant inventory tracking allows the Company to manage inventory on a "continuous flow" basis with the goal of optimizing inventory turns. More specifically, all inventory is classified into three categories: CORE products, which are sold year round, CORE-PLUS products which are in-season styles that are experiencing unusually strong sell through, and FASHION products. The Company strives to only have reorder inventory in selected CORE and CORE-PLUS products that are proven best-sellers.

     In 1997, the Company began to leverage this inventory control capability even further by offering electronic data interchange ("EDI") quick replenishment to its top department store accounts. The Company plans to expand this program to more wholesale accounts in 1998. The Company believes that its flexible product introduction schedule and perpetual inventory control system are competitive edges in an industry that is subject to high fashion risks.

CUSTOMERS

     The Company's customers purchasing shoes consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately fifty percent (50%) of its products to department stores, including Federated Department Stores (Bloomingdales, Burdines, Macy's and Rich's), May Department Stores (Hecht's, Filene's and Robinsons May), Dillard's, Dayton-Hudson and Nordstrom and approximately fifty percent (50%) to specialty stores, including shoe stores such as Edison Brothers (Wild Pair, Bakers and Leeds) and juniors ready-to-wear stores such as Urban Outfitters. Federated Department Stores presently accounts for approximately sixteen (16%) of the Company's sales.

DISTRIBUTION CHANNELS

     The Company sells it products principally through its eighteen (18) Company-owned retail stores, better department stores and specialty shoe stores in the United States and abroad. Retail stores and wholesale sales account for approximately twenty-two percent (22%) and seventy six percent (76%) of total sales, respectively. The following paragraphs describe each of these distribution channels.

RETAIL STORES

     The Company currently operates seventeen (17) Company-owned retail stores under the Steve Madden(R) name and one (1) under the David Aaron(R) name. The Company believes that its retail stores will continue to enhance overall sales, profitability, and its ability to react to changing consumer trends. The design, format and environment of the Steve Madden(R) retail stores resemble a "nightclub" type atmosphere which has become a popular destination and gathering place for young women. The David Aaron(R) store has a more sophisticated design and format styled to appeal to its more mature target audience. These stores are a powerful marketing tool which allow the Company to strengthen brand recognition and to showcase certain of its full line of branded and licensed products. Furthermore, the retail stores provide the Company with a venue to test and introduce new products and merchandising strategies. Specifically, the Company often tests new designs at its Steve Madden(R) retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, the Company has been able to leverage sales information gathered at Steve Madden(R) retail stores to assist its wholesale accounts in order placement and inventory management.

     The Company's prototype Steve Madden(R) store is approximately 1,400 to 1,600 square feet and is located in malls and street locations which attract the highest concentration of the Company's core demographic --style-conscious women ages 16 to 25 years. In addition to carefully analyzing mall demographics, the Company also sets profitability guidelines for each potential store site. Specifically, the Company targets sites at which the demographics fit the consumer profile, the positioning of the site is well trafficked and the projected fixed annual rent expense does not exceed a specified percentage of sales over the life of the lease. By setting these standards, the Company believes that each store will contribute to the Company's overall profits both in the near- and longer-terms.

     The Company currently sells to over 1,200 doors in twenty five (25) better department stores throughout the United States and Canada. The Company's top accounts include Federated Department Stores (Bloomingdale's, Burdine's, Macy's and Rich's), May Department Stores (Hecht's, Filene's and Robinsons May), Dillard's, Dayton-Hudson and Nordstrom.

     The Company offers its department store accounts extensive merchandising support which includes in-store fixtures and signage, supervision of displays and merchandising of the Company's various product lines. An important new aspect of the Company's wholesale merchandising efforts is the creation of in-store concept shops, where a broad collection of the Company's branded products are showcased. These in-store concept shops create an environment that is consistent with the Company's image and enable the retailer to display and stock a greater volume of the Company's products per square foot of retail space. In addition, these in-store concept shops encourage longer term commitment by the retailer to the Company's products and enhance consumer brand awareness. Currently, the Steve Madden(R) brand is featured in over fifty (50) in-store concept shops in its leading department and specialty store accounts.

     In addition to merchandising support, the Company's customer service representatives maintain weekly communications with its accounts to guide them in placing orders to assist them in managing sell-through and inventory. The Company leverages its sell-through data gathered at its retail stores to assist department stores in allocating their open-to-buy dollars to the most popular styles in the product line and to phase out styles with poor sales records. In addition to this account order support, in 1997, the Company initiated an electronic data interchange ("EDI") program which allows top accounts rapid size replenishment of twelve style/color combinations of CORE products within one to two weeks. EDI is offered to a small number of accounts; however, recently the Company has expanded this program to add additional accounts and include a new core style for March 1998.

SPECIALTY SHOE STORES

     The Company currently sells to one thousand (1,000) specialty shoe doors located throughout the United States and Canada. The Company's top specialty shoe accounts include Edison Brothers (Wild Pair, Precis, Baker's and Leed's) and juniors ready-to-wear stores such as Urban Outfitters, Gadzook's, Journeys, and The Buckle. The Company offers specialty shoe accounts the same merchandising, sell-through and inventory tracking support offered to its department store accounts.

COMPETITION

     The fashionable footwear industry is highly competitive. The Company's competitors include specialty shoe companies as well as companies with diversified footwear product lines. The recent substantial growth in the sales of fashionable footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Kenneth Cole, Nine West, DKNY, Esprit, Reebok, Nike, Zodiac and Guess, have significantly greater financial and other resources than the Company. The Company believes effective advertising and marketing, fashionable styling, high quality and value are the most important competitive factors and intends to employ these elements as it develops its products.

MARKETING AND SALES

     Prior to 1997, the Company's marketing plans relied heavily on its few Steve Madden(R) retail store locations and word-of-mouth referrals. In 1997, the Company began to focus on creating a more integrated brand building program to establish Steve Madden as the leading designer of contemporary shoes for style-conscious young women. As a result, the Company developed a national advertising campaign for lifestyle and fashion magazines which was also used in regional marketing programs such as radio advertisements and billboards. The Company also continues to promote its website (WWW.STEVEMADDEN.COM) where consumers can purchase Steve Madden(R) products and interact with both the Company and other customers. Going forward, the Company has similar plans to launch a comprehensive brand building marketing plan for the David Aaron(R) brand.

     In order to service its wholesale accounts, the Company employs a sales force of eleven (11) independent sales representatives. These sales representatives work on a commission basis and are responsible for placing the Company's products with its principal customers, including better department and specialty stores. The sales representatives are supported by the Vice President -- National Sales Manager, a staff of three (3) merchandise coordinators and thirteen (13) customer service representatives who continually cultivate relationships with wholesale customers. This staff assists accounts in merchandising, assessing customer preferences and inventory requirements, which ultimately serves to increase sales and profitability.

MANAGEMENT INFORMATION SYSTEMS (MIS) OPERATIONS

     Sophisticated information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The Company operates on a dual AS/400 system which provides system support for all aspects of its business including manufacturing purchase orders; customer purchase orders; order allocations; invoicing; accounts receivable management; real time inventory management; quick response replenishment; point-of-sale support; and financial and management reporting functions. The Company has installed a PKMS bar coded warehousing system which is integrated with the wholesale system in order to provide accurate inventory positions and quick response size replenishment for its customers. In addition, the Company has installed an EDI system which provides a computer link between the Company and certain wholesale customers that enables both the customer and the Company to monitor purchases, shipments and invoicing. The EDI system also improves the Company's ability to respond to customer inventory requirements on a weekly basis. Anticipating continued growth, the Company recently strengthened its systems by adding an AS/400, model 620.

RECEIVABLES FINANCING

     The Company finances its receivables through the use of a factor. The Company's present relationship with Capital Factors, Inc. permits the Company to draw down eighty (80%) percent of its invoiced receivables at an interest rate of the greater of six percent (6%) or prime plus (1%), whichever is greater. The agreement provides that Capital Factors is not required to purchase all the Company's receivables. The Company has utilized several other factors in the past and periodically explores alternative factoring relationships in order to obtain such receivables financing on terms which are more favorable to the Company.

TRADEMARKS

     The Steve Madden(R) trademark has been registered in two International Classes (Int'l Cl. 18 - leather goods, handbags, wallets and Int'l Cl. 25 for clothing) in the United States Patent and Trademark Office ("PTO") and the Company has numerous applications for registration in other International Classes (such as sunglasses, jewelry, cosmetics, and fragrances) pending in the PTO. The Company also has a service mark registration in the PTO for the Steve Madden(R) mark in Int'l Cl. 35 for retail store services. Through the Company's seven (7) year long use of the Steve Madden(R) trademark in the United States in connection with shoes, the Company has also acquired common law trademark rights in the Steve Madden(R) trademark. The Company also has pending trademark applications for the Steve Madden(R) trademark in numerous countries around the world. There can be no assurance, however, that the Company will be able to effectively obtain rights in the Steve Madden(R) mark throughout all the countries of the world. The failure of the Company to protect such right from unlawful and improper appropriation may have a material adverse effect on the Company's business, financial condition and results of operation.

     The Company also owns a federal trademark registration in the PTO for the David Aaron(R) trademark in Int'l Classes 18 and 25 (leather goods and clothing, shoes) and has numerous applications pending in the United States and around the world for the David Aaron(R) trademark and service mark. The Company believes that the David Aaron(R) trademark has a significant value and is important to the marketing of the Company's products.

EMPLOYEES

     At February 28, 1998, the Company employed three hundred and sixty (360) persons, of whom approximately two hundred and ten (210) work on a full-time basis and approximately one hundred and fifty (150) work on a part-time basis. The Company employees include eighteen (18) persons in accounting, twenty four
(24) in production and design, sixteen (16) in customer service and merchandise coordinating, six (6) in marketing, five (5) in MIS, twenty five (25) in warehouse and shipping, with the balance of the employees in operations, retail sales, and support positions. The management of the Company considers relations with its employees to be good. See "Management".


ITEM 2.   PROPERTIES.

     The Company maintains its principal executive offices and a wholesale warehouse at 52-16 Barnett Avenue, Long Island City, NY 11104, a wholesale warehouse at 3400 McIntosh Rd., Ft. Lauderdale, FL 33316 and a retail warehouse at 43-15 38th Street, Long Island City, New York 11101. The Barnett Avenue premises in Long Island City consist of approximately 8,500 square feet of administrative office space and approximately 2,500 square feet of wholesale warehouse space with an inventory capacity of 35,000 pairs of shoes. The premises in Ft. Lauderdale consist of approximately 2,000 sq. ft. of office space and approximately 21,600 sq. ft. of wholesale warehouse space with an inventory capacity of 325,000 pairs of shoes. The 38th Street premises in Long Island City consist of approximately 6,000 sq.ft. of retail warehouse space with an inventory capacity of 100,000 pairs of shoes.

     The Company has a retail store at 540 Broadway in New York's Soho district (the "Soho Store") consisting of 1,500 square feet of retail space and approximately 2,500 square feet of warehouse with an inventory capacity 8,000 pairs of shoes. The Soho Store provides the Company with an opportunity to test new products, judge consumer preferences and market its footwear.

      On November 1, 1995, the Company opened its distribution facility at 3400 Macintosh Road, Fort Lauderdale, FL 33316. The premises are divided into office space (2,000 square feet) and warehouse space (21,600 square feet). The lease for this facility terminates on September 30, 1998.

     All of the Company's retail stores are leased pursuant to leases that extend for terms which average ten years in length. A majority of the leases include clauses that provide for contingent rental payments if gross sales exceed certain targets. In addition, a majority of the leases enable the Company and/or the landlord to terminate the lease in the event that the Company's gross sales do not achieve certain minimum levels during a prescribed period. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes.

     The current terms of the Company's retail store leases expire as follows:

           YEARS LEASE TERMS EXPIRE            NUMBER OF STORES
           ------------------------            ----------------
                    2003                               3
                    2004                               1
                    2005                               1
                    2007                               4
                    2008                               8
                    2009                               1


ITEM 3.   LEGAL PROCEEDINGS.

     Except as set forth below, no material legal proceedings are pending to which the Company or any of its property is subject.

     On or about March 13, 1998, the Company, its wholly owned subsidiary, Diva Acquisition Corp. ("Diva"), and its Chief Executive Officer were sued by Yves Levenson, the former President of Diva, as a result of the termination of Mr. Levenson's employment on March 5, 1998. In this action, entitled YVES LEVENSON
V. STEVE MADDEN, STEVE MADDEN, LTD. AND DIVA ACQUISITION CORP., which is pending in the Supreme Court of New York, County of New York, Mr. Levenson alleges that
(i) Diva has breached the terms of his employment agreement by improperly terminating his employment without cause, (ii) the restrictive covenant contained in his employment contract should be declared unenforceable because it improperly restricts his ability to earn a living, and (iii) the Company and Steve Madden tortiously interfered with Mr. Levenson's economic expectations. In his lawsuit, Mr. Levenson seeks damages in an amount based on his prospective compensation under his employment agreement, plus punitive damages and an injunction barring Diva's enforcement of the restrictive convenant. The Company believes that Mr. Levenson's claims are completely without merit, and intends to vigorously contest his lawsuit.

     On or about March 13, 1998, the Company, its wholly owned subsidiary, Steven Madden Retail, Inc. and Stav Efrat were sued by Ooga Associates Corp. ("Ooga"), a design and construction firm previously engaged by the Company to design and construct certain of the Company's retail shoe stores. In this action, entitled OOGA ASSOCIATES CORP. V. STEVEN MADDEN, INC., STEVEN MADDEN RETAIL, INC., STEVEN MADDEN, LTD. AND STAV EFRAT, which is pending in the Supreme Court of New York, County of New York, Ooga principally alleges that (i) the Company breached an oral contract pursuant to which it engaged Ooga to exclusively design and build the Company's retail shoe stores, (ii) the Company induced Mr. Efrat, an officer and director of Ooga, to breach his fiduciary duties to Ooga by improperly employing his services, and (iii) the Company misappropriated Ooga's trade secrets by impermissibly using store designs and concepts owned by Ooga. In its lawsuit, Ooga seeks damages consisting of amounts based on its prospective earnings under the alleged oral contract with the Company, its lost earnings on certain projects it claims to have abandoned or forgone in reliance on the alleged oral contract with the Company, and on the value of the designs and concepts allegedly misappropriated by the Company, and also seeks an injunction prohibiting the Company from using Ooga's designs or other proprietary information, from employing any Ooga employees or interfering with Ooga's contractual relationships with its customers. The Company believes that Ooga's claims are completely without merit, and intends to vigorously contest its lawsuit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.    MARKET  FOR  REGISTRANT'S   COMMON  EQUITY  AND  RELATED  STOCKHOLDER
           MATTERS.

     The Company's shares of Common Stock, Class A Warrants and Class B Warrants were quoted since December 10, 1993 on The Nasdaq SmallCap Market under the symbols SHOO, SHOOW and SHOOZ, respectively. In January 1996, the Class A Warrants ceased trading as a result of the Company's call for redemption of such securities. In January 1997, the Company's shares of Common Stock and Class B Warrants commenced trading on The Nasdaq National Market.

     The following table sets forth the range of high and low bid quotations for the Common Stock, Class A Warrants, Class B Warrants for the two year period ended December 31, 1997, as reported by The Nasdaq SmallCap Market and The Nasdaq National Market. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                            Common Stock               Class B Warrants
                           High      Low               High         Low
                           ----      ---               ----         ---

    1996
    ----
Quarter ended
March 31, 1996             8-3/8    5-5/8              3-15/16    2-3/8

Quarter ended
June 30, 1996              7-3/4    4-9/16             3          1-3/8

Quarter ended
September 30, 1996         4-13/16  2-7/8              1-5/16     15/16

Quarter ended
December 31, 1996          5-13/16  3-1/4              1-11/16    1-1/8

    1997
    ----
Quarter ended
March 31, 1997             6-3/8    3-1/2              2-7/16     15/16

Quarter ended
June 30, 1997              6-3/16   3-1/4              2          11/16

Quarter ended
September 30, 1997         8-13/16 5-7/16              3-7/16     1-9/16

Quarter ended
December 31, 1997          8-1/4    6-1/8              3-3/16     1-21/32

     On March 16, 1998, the final quoted prices as reported by The Nasdaq National Market were $9.3125 for the Common Stock and $4.0625 for the Class B Warrants. As of March 16, 1998, there were 8,571,073 shares of Common Stock outstanding, held of record by approximately 89 record holders and 2,710 beneficial owners.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain forward-looking. The forward looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

The following table sets forth information on operations for the periods indicated:

                                        PERCENTAGE OF NET REVENUES
                                                YEARS ENDED
                                                DECEMBER 31
                                                -----------

    CONSOLIDATED:                      1997                   1996
    ------------                       ----                   ----

    Net Sales                       $59,311,000    100%    $45,823,000    100%
    Cost of Sales                    34,744,000     59      31,343,000     68
    Other Operating Revenue           2,321,000      4         951,000      2
    Operating Expenses               22,262,000     38      13,998,000     31
    Income from Operations            4,626,000      8       1,433,000      3
    Interest Income (Expense) Net       -27,000      0         160,000      0

    Income Before Income Taxes        4,599,000      8       1,593,000      3
    Net Income                        2,700,000      5       1,059,000      2

                                        PERCENTAGE OF NET REVENUES
                                                YEARS ENDED
                                                DECEMBER 31
                                                -----------

    By Segment                         1997                   1996
                                       ----                   ----
    WHOLESALE DIVISIONS:

    STEVEN MADDEN, LTD.
    -------------------
    Net Sales                       $38,487,000    100%    $36,464,000    100%
    Cost of Sales                    23,385,000     61      24,887,000     68
    Other Operating Revenue             129,000      0              --     --
    Operating Expenses               13,348,000     35      10,675,000     29
    Income from Operations            1,883,000      5         902,000      3

    DIVA ACQUISITION CORP.
    ----------------------
    Net Sales                        $6,447,000    100%     $3,013,000    100%
    Cost of  Sales                    4,086,000     63       2,241,000     74
    Operating Expenses                2,207,000     34       1,147,000     38
    Income (Loss) from Operations       154,000      2        -375,000    -12

    STEVEN MADDEN RETAIL INC.:
    -------------------------
    Net Sales                       $13,249,000    100%     $3,805,000    100%
    Cost of Sales                     6,143,000     46       1,871,000     49
    Operating Expenses                5,501,000     42       1,385,000     36
    Income from Operations            1,605,000     12         549,000     14

    ADESSO MADDEN INC.:
    ------------------
    (FIRST COST)

    Net Sales                        $1,128,000     --      $2,541,000     --
    Cost of Sales                     1,130,000     --       2,344,000     --
    Commission Revenue                2,192,000     --         951,000     --
    Total Operating Income            2,190,000    100%      1,148,000    100%
    Operating Expenses                1,206,000     55         791,000     69
    Income from Operations              984,000     45         357,000     31

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

CONSOLIDATED:

Sales for the year ended December 31, 1997 were $59,311,000, or 29% higher than the $45,823,000 recorded in the comparable period of 1996. The increase in sales is due to several factors including additional wholesale accounts, increased reorders, increased retail sales due to the opening of two retail stores in fourth quarter of 1996 and thirteen retail stores during 1997 and increased sales from the David Aaron brand (acquired April 1996). As a result of additional distribution , management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales.

Cost of sales percentage decreased 9% from 68% in 1996 to 59% in 1997. Increased sales volume has allowed the Company to purchase in larger volume, resulting in a lower cost per pair. Also, the purchase of a higher percentage of shoes from overseas suppliers, resulted in a lower cost per pair as compared to 1996. Gross profit as a percentage of sales increased 9% from 32% in 1996 to 41% in 1997.

Selling, general and administrative (SG&A) expenses increased by 59% to $22,262,000 in 1997 from $13,998,000 in 1996. The increase in the year ended December 31, 1997 reflects the costs incurred in implementing the Company's strategic plan to strengthen its management team and infrastructure, thereby laying the foundation for future growth. The increase in SG&A is due primarily to a 67% increase in payroll, bonuses and related expenses from $5,010,000 in 1996 to $8,358,000 in 1997. Additionally, the Company focused its efforts on selling, advertising, marketing and designing thus increasing those expenses by 61% from $4,660,000 in 1996 to $7,517,000 in 1997. Also, the increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, legal, printing/supplies and depreciation expenses by 150% from $1,507,000 in 1996 to $3,763,000 in 1997.

Income from operations for 1997 was $4,626,000 which represents an increase of $3,193,000 or 223% over the income from operations of $1,433,000 in 1996. Net income increased by 155% to $2,700,000 in 1997 from $1,059,000 in 1996.

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale"), accounted for $38,487,000 or 65% and $36,464,000 or 80% of total sales in 1997 and 1996, respectively. Cost of sales as a percentage of sales has decreased by 7% from 68% in 1996 to 61% in 1997 in Madden Wholesale. Gross profit as a percentage of sales increased 7% from 32% in 1996 to 39%
in 1997. Operating expenses increased by 25%, from $10,675,000 in 1996 to $13,348,000 in 1997. This increase is due to an increase in advertising expenses, payroll and payroll related expenses principally due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding EDI size replenishment inventory. Operating expenses have also increased due to the development of a new line of sneakers and the hiring of additional personnel to facilitate future growth of footwear classifications/extensions. Wholesale income from operations for the year ended December 31, 1997 was $1,883,000 compared to income from operations of $902,000 for the year ended December 31, 1996.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale"-acquired April 1, 1996) which markets the "David Aaron" brand name in footwear accounted for $6,447,000 or 11%, and $3,013,000 or 7%, of total sales in 1997 and 1996, respectively. Gross profit as a percentage of sales increased from 26% in 1996 to 37% in 1997. Operating expenses increased by 92% from $1,147,000 in 1996 to $2,207,000 in 1997 due to increases in payroll and payroll related expenses, computer, printing, and depreciation expenses. Income from operations from Diva was $154,000 in 1997 compared to a loss of $375,000 in 1996.

RETAIL DIVISION:

Sales from the Retail Division accounted for $13,249,000 or 22% and $3,805,000 or 8% of total revenues in 1997 and 1996, respectively. The comparable stores sales for the year end increased 17% over the same period of 1996. The increase in Retail Division sales is primarily due to the Company's opening of retail stores in Roosevelt Field in Garden City, NY and Garden State Plaza in Paramus, NJ, in the fourth quarter of 1996, Queens Center Mall in Elmhurst, NY and Lenox Square Mall in Atlanta, GA, in the second quarter of 1997, Willowbrook Mall in Wayne, NJ; Cherry Hill Mall in Cherry Hill, NJ; Staten Island Mall in Staten Island, NY; Glendale Galeria in Glendale, CA and Montgomery Mall in Bethesda MD, in the third quarter of 1997 and Southshore Plaza in Braintree, MA; David Aaron in New York, NY; Smithhaven Mall in Lakegrove, NY; Coconut Grove Mall in Coconut Grove, FL; Broward Mall in Plantation, FL; Valleyfair Shopping Center in Santa Clara, CA, in the fourth quarter of 1997 all of which generated aggregate sales of $8,782,000. Selling, general and administrative expenses for the Retail Division increased to $5,501,000 or 42% of sales in 1997 from $1,385,000 or 36% of sales in 1996. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening thirteen additional stores in 1997 and the addition of a retail warehouse at 43-15 38th Street, Long Island City, NY. Income from operations from the retail division was $1,605,000 in 1997 compared to income from operations of $549,000 in 1996.

OTHER:

Adesso-Madden , a wholly owned subsidiary of the Company, generated sales of $1,128,000 in 1997 compared to revenue of $2,541,000 in 1996. This decrease in sales in the year ended December 31, 1997 reflects the change in how Adesso-Madden sells its products or services. The private label business currently provides design and sourcing services to its customers and records commission income. Adesso-Madden generated commission revenues of $2,192,000 for the year ended December 31, 1997 which represents an increase of $1,241,000 or 130% over the commission income of $951,000 in 1996. Operating expenses increased by 52% from $791,000 in 1996 to $1,206,000 in 1997 due to increases in selling and commission, payroll and payroll related expenses, and telephone expenses. Income from operations from Adesso-Madden was $984,000 in 1997 compared to an income of $357,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $16,545,000 at December 31, 1997 which represents an increase of $2,825,000 in working capital from December 31,1996. During the year ended December 31, 1997 the Company received proceeds of $1,339,000 from the exercise of options.

In November 1997, Steven Madden, Ltd., engaged Hambrecht & Quist, LLC as its exclusive placement agent in connection with a potential private placement of convertible securities. while Hambrecht & Quist has agreed to use their best efforts to place the securities (which are expected to be convertible into the Company's common stock at a premium to the current market price), there is no commitment to provide financing to the Company and the engagement may be terminated by either party. As of March 13, 1998, the Company has not received any funds from the private placement of its securities.

The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately fifty percent (50%) of its products to department stores, including Federated Department Stores (Bloomingdales, Burdines, Macy's East, Macy's West and Rich's) May Department Stores, Dillards, Nordstorm's, Dayton Hudson and approximately fifty percent (50%) to specialty stores, including shoe stores such as Edison (Wild Pair, Precis, Bakers/Leeds) and junior clothing stores such as Urban Outfitters. Federated Department Stores presently accounts for approximately 16% of the Company's sales.

OPERATING ACTIVITIES

During the year ended December 31, 1997, cash provided by operating activities was $2,405,000. Uses of cash arose principally from an increase in accounts receivable of $966,000, an increase in inventories of $2,324,000 and an increase in prepaid expenses and other assets of $680,000. Cash was provided principally by an increase in accounts payable and accrued expenses of $1,144,000.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2007. Future obligations under these lease agreements total $17,355,000.

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

The Company continues to increase its supply of products from foreign manufacturers, the majority of which are located in Brazil and Mexico. Although the Company has not entered into long-term manufacturing contracts with any of these foreign companies, the Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products if current suppliers need to be replaced. In addition, because the Company deals with U.S. currency for all transactions and intends to continue to do so, the Company believes there should be no foreign currency transaction losses.

INVESTING ACTIVITIES

During the year ended December 31, 1997, the Company used cash of $3,686,000 to acquire computer equipment and make leasehold improvements on new retail stores, warehouse space and office space.

FINANCING ACTIVITIES

During the year ended December 31, 1997, the Company received $1,339,000 from the exercise of options. In March 1997, the Company issued 85,979 shares of common stock in payment of the note payable of $645,000 issued in connection with the acquisition of Diva and subsequently issued 22,500 shares of common stock as additional purchase price.

LICENSE AGREEMENTS

During the second quarter of 1997, the Company entered into three license agreements for hosiery, jewelry and ready-to-wear, bringing the total number of license agreements to six, including three license agreements entered into during the year ended December 31, 1997 for handbags, sunglasses and outerwear. Although such agreements did not generate substantial revenue in the twelve month period ended December 31, 1997, the Company expects to receive royalties as early as the third quarter of 1998.

INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See financial statements following Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT.

     The names and ages of the directors and executive officers of the Company are set forth below:

NAME                      AGE           POSITION(S) WITH THE COMPANY
----                      ---           ----------------------------

Steven Madden              40           Chairman of the Board, Chief Executive
                                        Officer and President

Rhonda Brown               42           Chief Operating Officer and Director

Arvind Dharia              48           Chief Financial Officer, Director and
                                        Secretary

John Basile                46           Executive Vice President and Director

Gerald Mongeluzo           57           President of Adesso-Madden, Inc.

John L. Madden             51           Director

Peter Migliorini           49           Director

Les Wagner                 57           Director

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

     STEVEN MADDEN has been since the Company's inception, the Chairman of the Board, Chief Executive Officer and President. In 1980, Mr. Madden joined L.J. Simone, a domestic footwear manufacturer, as an Account Executive. At that time, L.J. Simone had annual sales of approximately $800,000. Mr. Madden was promoted to Sales Manager and Director of Product Development and was instrumental in the company's growth to $28 million in annual sales. After leaving L.J. Simone in 1988, Mr. Madden joined M.C.M. Footwear, where he commenced the design, development and marketing of the "Souliers" line of footwear for women. In 1990, Mr. Madden founded the Company.

     RHONDA J. BROWN has been the Chief Operating Officer of the Company since July 1996 and a director of the Company since November 1996. Prior to joining the Company, Ms. Brown served as President and Chief Executive Officer of Icing, Inc. from May 1995 to December 1995. Previously, from August 1992 to December 1994, Ms. Brown served as Merchandise President of Macy's East, a division of R.H. Macy & Co., Inc. From July 1988 to July 1992. Ms. Brown served as Senior Vice-President and General Merchandise Manager to Lord & Taylor, a division of the May Company. Ms. Brown attended the American University, receiving a BS in Marketing and Public Communications in 1976.

     ARVIND DHARIA has been the Chief Financial Officer of the Company since October 1992 and a Director since December 1993. From December 1988 to September 1992, Mr. Dharia was Assistant Controller of Millennium III Real Estate Corp.

     JOHN BASILE has been the Director of Operations of the Company since June 1994 and a Director of the Company since November 1996. From 1990 to 1994, Mr. Basile was Executive Vice President of Cougar U.S.A. responsible for the United States Division of Susan Shoes of Canada. Previously, Mr. Basile was a Sales Manager at Bellini Imports from 1980 to 1990.

     GERALD MONGELUZO has been President of Adesso-Madden, Inc., a wholly owned subsidiary of the Company, since September 1995. Previously, Mr. Mongeluzo was the founder and President of Adesso Shoes, Inc., a buying agent of private label shoes. From 1987-1991, Mr. Mongeluzo was the President of the Prima Barabaro Division of Cells Enterprise, Inc. Mr. Mongeluzo founded Prima Shoes, Inc., a buying agent of private label shoes, and served as President from 1984 to 1987.

     JOHN L. MADDEN has been a Director of the Company since the Company's inception. From February 1990 to April 1992, Mr. Madden served as a Branch Office Manager for Biltmore Securities Corp. From April 1992 until August 1993, Mr. Madden was associated with GKN Securities, Inc. as a Senior Account Executive. From August 1993 to April 1994, Mr. Madden returned to Biltmore Securities as a Managing Director and registered sales representative. From May 1994 to May 1996 Mr. Madden served as Vice President of Investments for GKN Securities,

Inc. From May 1996 through December 1996, Mr. Madden was associated with Kenny Securities, Inc. As of January 1997, Mr. Madden has been associated with Merit Capital, Corp. Mr. Madden is the brother of Steven Madden, the Company's Chairman of the Board, Chief Executive Officer and President.

     PETER MIGLIORINI has been a Director of the Company since October 1996. From 1994 to present, Mr. Migliorini has served as Sales Manager for Greschlers, Inc., a major supply company located in Brooklyn, New York. From 1987 to 1994 Mr. Migliorini served as Director of Operations for Mackroyce Group. Mr.
Migliorini has previously served in a number of capacities, ranging from Assistant Buyer to Chief Planner/Coordinator for several shoe companies including Meldico Shoes, Perry Shoes, and Fasco Shoes.

     LES WAGNER has been a Director of the Company since October 1996. From 1993 to 1996, Mr. Wagner served as the President of Baker/Leeds Shoe Store, a Division of Edison Brothers Stores, Inc. Mr Wagner has served in a number of other capacities for Baker/Leeds from 1963 to 1993 which included, General Merchandise Manager from 1989 to 1993; Vice President Real Estate Northeast Area from 1988 to 1989; and President, Gussini Discount Shoe Division from 1987 to 1988. Mr. Wagner attended Harvard University, completing the Advanced Management Program (AMP 100). Mr. Wagner performs consulting services for the Company from time to time.

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

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.


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

10.11** Purchase Agreement dated as of April 1, 1994, by and between the Company and Marlboro Leather, Inc.

10.12***   Consulting Agreement with Gary DeLuca.

10.13***   Letter Agreement with Sam Schwarz.

10.14+     Employment Agreement of Gerald Mongeluzo.

10.15++ Assignment and Assumption Agreement among BOCAP Corp., Steven Madden and Steven Madden, Ltd.

10.16++ Guarantee issued by Steven Madden, Ltd. with respect to Employment Agreement of Gerald Mongeluzo.

10.17+++ Letter Agreement between the Registrant and Stratton Oakmont, Inc., pursuant to which Stratton Oakmont has waived its solicitation fee.

10.18--    Employment Agreement of Rhonda Brown.

10.19--    Employment Agreement of Yves Levenson.

10.20-- Agreement and Plan of Merger between the Company, Diva Acquisition Corp., and Diva International, Inc.

10.21-- Certificate of Merger between Diva International, Inc. and Diva Acquisition Corp.

10.22 License Agreement between Steven Madden, Ltd. and Winer Industries, Inc. dated as of June 1, 1997.

10.23      Amended Employment Agreement of Steven Madden.

10.24      Employment Agreement of Arvind Dharia.

21.01      Subsidiaries of Registrant

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

-- Previously filed with and incorporated hereby with reference to the Company's Form 10-KSB for the year ended December 31, 1996.

(b) REPORTS ON FORM 8-K.

     None.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
        March 24, 1998
                                            STEVEN MADDEN, LTD.

                                            By:/s/ STEVEN MADDEN
                                                -----------------
                                            Steven Madden
                                            Chairman of the Board, President
                                            and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE               TITLE                                   DATE
---------               -----                                   ----

/s/ STEVEN MADDEN       Chairman of the Board, President
--------------------    and Chief Executive Officer             March 24, 1998
Steven Madden

/s/ ARVIND DHARIA       Chief Financial Officer
--------------------    and Director                            March 24, 1998
Arvind Dharia

/s/ JOHN L. MADDEN      Director                                March 24, 1998
--------------------
John L. Madden

/s/ LES WAGNER          Director                                March 24, 1998
--------------------
Les Wagner

/s/ RHONDA BROWN        Chief Operating Officer                 March 24, 1998
--------------------    and Director
Rhonda Brown

/s/ JOHN BASILE         Director of Operations                  March 24, 1998
--------------------    and Director
John Basile

/s/ PETER MIGLIORINI    Director                                March 24, 1998
--------------------
Peter Migliorini

STEVEN MADDEN, LTD. AND SUBSIDIARIES


CONTENTS

                                                                PAGE
                                                                ----


FINANCIAL STATEMENTS

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

   Consolidated statements of cash flows                         F-6

   Notes to financial statements                                 F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Steven Madden, Ltd.
New York, New York


We have audited the accompanying consolidated balance sheet of Steven Madden, Ltd. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
February 6, 1998

STEVEN MADDEN, LTD. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997
ASSETS
Current assets:
   Cash and cash equivalents (Note A[3])                                               $  3,887,000
   Investments (Note A[4])                                                                1,991,000
   Accounts receivable - (net of allowances of $351,000)                                  1,127,000
   Due from factor (net of allowances of $335,000) (Note C)                               4,821,000
   Inventories (Note A[5]                                                                 5,081,000
   Prepaid advertising (Note I)                                                             441,000
   Prepaid expenses and other current assets                                              1,698,000
   Prepaid taxes (Note F)                                                                   624,000
                                                                                       ------------

      Total current assets                                                               19,670,000

Property and equipment, net (Notes A[6] and B)                                            5,931,000
Prepaid advertising, less current portion (Note I)                                        1,041,000
Deferred taxes (Note F)                                                                     401,000
Deposits and other                                                                          258,000
Cost in excess of fair value of net assets acquired (net of accumulated amortization
   of $170,000) (Note A[7])                                                               1,976,000
                                                                                       ------------
                                                                                       $ 29,277,000
                                                                                       ============

LIABILITIES
Current liabilities:
   Current portion of lease payable (Note E)                                           $    105,000
   Accounts payable and accrued expenses                                                  2,032,000
   Accrued bonuses                                                                          593,000
   Other current liabilities                                                                395,000
                                                                                       ------------

      Total current liabilities                                                           3,125,000

Lease payable, less current portion (Note E)                                                359,000
                                                                                       ------------

                                                                                          3,484,000
                                                                                       ------------
Commitments and contingencies (Note G)

STOCKHOLDERS' EQUITY (NOTE D)
Common stock - $.0001 par value, 60,000,000 shares authorized, 8,429,073 issued
   and outstanding                                                                            1,000
Additional paid-in capital                                                               21,721,000
Unearned compensation                                                                    (1,281,000)
Retained earnings                                                                         5,809,000
Treasury stock at cost (101,800 shares)                                                    (457,000)
                                                                                       ------------

                                                                                         25,793,000
                                                                                       ------------

                                                                                       $ 29,277,000
                                                                                       ============

SEE NOTES TO FINANCIAL STATEMENTS                                                               F-3

STEVEN MADDEN, LTD. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                          ------------------------------
                                                                                              1997              1996
                                                                                          ------------      ------------
Net sales                                                                                 $ 59,311,000      $ 45,823,000
Cost of sales                                                                               34,744,000        31,343,000
                                                                                          ------------      ------------
Gross profit                                                                                24,567,000        14,480,000
Other revenue                                                                                2,321,000           951,000
Operating expenses                                                                         (22,262,000)      (13,998,000)
                                                                                          ------------      ------------
Income from operations                                                                       4,626,000         1,433,000

Other income (expenses):
   Interest income                                                                             312,000           322,000
   Interest expense                                                                           (339,000)         (162,000)
                                                                                          ------------      ------------
Income before provision for income taxes                                                     4,599,000         1,593,000
Provision for income taxes                                                                   1,899,000           534,000
                                                                                          ------------      ------------
NET INCOME                                                                                $  2,700,000      $  1,059,000
                                                                                          ============      ============
BASIC INCOME PER SHARE                                                                    $       0.33      $       0.14
                                                                                          ============      ============
DILUTED  INCOME  PER SHARE                                                                $       0.30      $       0.13
                                                                                          ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC INCOME PER SHARE                          8,064,604         7,689,848
EFFECT OF POTENTIAL COMMON SHARES                                                              848,462          737,232
                                                                                          ------------      ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED INCOME PER SHARE                        8,913,066         8,427,080
                                                                                          ============      ============


SEE NOTES TO FINANCIAL STATEMENTS                                                                                   F-4


STEVEN MADDEN, LTD. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(NOTE D)

                                                              COMMON STOCK         ADDITIONAL
                                                       ------------------------     PAID-IN       RETAINED
                                                         SHARES        AMOUNT       CAPITAL       EARNINGS
                                                       ---------      ---------   ------------   -----------
BALANCE - DECEMBER 31, 1995                            6,415,776      $    1,000  $ 11,179,000    $ 2,050,000
Exercise of stock options and warrants                 1,417,818                     6,342,000
Common stock purchased for treasury
Costs incurred in connection with registration                                         (40,000)
Tax benefit from exercise of options                                                   288,000
Net income                                                                                          1,059,000
Amortization of unearned compensation
                                                       ---------      ----------  ------------    -----------

BALANCE - DECEMBER 31, 1996                            7,833,594           1,000    17,769,000      3,109,000
Exercise of stock options                                487,000                     1,339,000
Common stock issued in connection with purchase
   of subsidiary                                         108,479                       809,000
Compensation in connection with issuance of stock
   options                                                                              39,000
Tax benefit from exercise of options                                                   420,000
Net income                                                                                          2,700,000
Unearned compensation relating to issuance
   of stock options                                                                  1,345,000
Amortization of unearned compensation
                                                       ---------      ----------  ------------    -----------
BALANCE - DECEMBER 31, 1997                            8,429,073      $    1,000  $ 21,721,000    $ 5,809,000
                                                       =========      ==========  ============    ===========

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(NOTE D)
                                                         TREASURY STOCK                                TOTAL
                                                       ------------------        UNEARNED          STOCKHOLDERS'
                                                        SHARES      AMOUNT     COMPENSATION           EQUITY
                                                       --------   ----------   ------------       ------------
BALANCE - DECEMBER 31, 1995                                                    $  (464,000)       $ 12,766,000
Exercise of stock options and warrants                                                               6,342,000
Common stock purchased for treasury                    101,800    $ (457,000)                         (457,000)
Costs incurred in connection with registration                                                         (40,000)
Tax benefit from exercise of options                                                                   288,000
Net income                                                                                           1,059,000
Amortization of unearned compensation                                              144,000             144,000
                                                       -------    ----------   -----------        ------------

BALANCE - DECEMBER 31, 1996                            101,800      (457,000)     (320,000)         20,102,000
Exercise of stock options                                                                            1,339,000
Common stock issued in connection with purchase
   of subsidiary                                                                                       809,000
Compensation in connection with issuance of stock
   options                                                                                              39,000
Tax benefit from exercise of options                                                                   420,000
Net income                                                                                           2,700,000
Unearned compensation relating to issuance
   of stock options                                                             (1,345,000)                  0
Amortization of unearned compensation                                              384,000             384,000
                                                       -------    ----------   -----------        ------------
BALANCE - DECEMBER 31, 1997                            101,800    $ (457,000)  $(1,281,000)       $ 25,793,000
                                                       =======    ==========   ===========        ============


SEE NOTES TO FINANCIAL STATEMENTS                                                                          F-5

STEVEN MADDEN, LTD. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                                         --------------------------
                                                                             1997           1996
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $ 2,700,000    $ 1,059,000
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Options issued for consulting services                                39,000
        Depreciation and amortization                                        774,000        368,000
        Deferred taxes                                                        50,000       (233,000)
        Deferred compensation                                                384,000        144,000
        Tax benefit from exercise of options                                 420,000        288,000
        Provision for bad debts                                              361,000        714,000
        Deferred rent expense                                                               (36,000)

        Changes in:
           Accounts receivable                                              (966,000)       326,000
           Due from factor                                                    41,000       (876,000)
           Inventories                                                    (2,324,000)    (1,381,000)
           Prepaid expenses and other assets                                (680,000)      (199,000)
           Accounts payable and accrued expenses                           1,144,000        280,000
           Accrued bonuses                                                   160,000       (163,000)
           Other current liabilities                                         303,000        (11,000)
           Tax liability                                                      (1,000)    (1,154,000)
                                                                         -----------    -----------
             Net cash provided by (used in) operating activities           2,405,000       (874,000)
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (3,686,000)    (1,180,000)
   Acquisition of lease rights                                              (235,000)      (200,000)
   Acquisition of subsidiary                                                             (1,076,000)
   Repayment of debt assumed in acquisition                                                (476,000)
   Purchase of investment securities                                      (1,991,000)
                                                                         -----------    -----------
             Net cash used in investing activities                        (5,912,000)    (2,932,000)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from options and warrants exercised - net                      1,339,000      6,302,000
   Purchase of treasury stock                                                              (457,000)
   Repayments of lease obligations                                           (96,000)       (11,000)
                                                                         -----------    -----------
             Net cash provided by financing activities                     1,243,000      5,834,000
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (2,264,000)     2,028,000
Cash and cash equivalents - beginning of year                              6,151,000      4,123,000
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                  $ 3,887,000    $ 6,151,000
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of leased assets                                          $   358,000    $   194,000
   Note issued in connection with acquisition                                           $   645,000
   Common stock issued in payment of acquisition note and
     additional acquisition cost                                         $   809,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
   Interest                                                              $   339,000    $   162,000
   Income taxes                                                          $ 1,351,000    $ 1,116,000


SEE NOTES TO FINANCIAL STATEMENTS                                                               F-6

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

[2]    USE OF ESTIMATES:

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

[4]    INVESTMENTS:

       Investments are stated at fair value and consist primarily of corporate commercial paper with maturities of less than one year.

[5]    INVENTORIES:

       Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market.

[6]    PROPERTY AND EQUIPMENT:

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

[7]    COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED:

       Cost in excess of fair value of net assets acquired (arising from the acquisition of Diva International, Inc. ("DIVA")), is being amortized over 15 years.

       The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121") during the year ended December 31, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable assets, and goodwill related to those assets. There was no effect of adoption of SFAS 121 on the financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[8]    NET INCOME PER SHARE OF COMMON STOCK:

       The Company adopted SFAS No. 128 "Earnings Per Share" in the period ended December 31, 1997 and has retroactively applied the effects thereof for all periods presented. Accordingly, the presentation of per share information includes calculations of basic and diluted income per share. The impact on the per share amounts previously reported was not significant.

[9]    CONCENTRATION OF CREDIT RISK:

       The Company has amounts on deposit with financial institutions in excess of the amount insured.

       The Company purchases approximately 35% of their inventory from two suppliers in Brazil and Mexico.

       The Company has sales to a customer which represents approximately 11% and 17% of sales and 13% and 28% of accounts receivable at December 31, 1997 and 1996, respectively.

[10]   FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The carrying value of the Company's financial instruments approximate fair value due to their short term nature or their underlying terms.

[11]   STOCK-BASED COMPENSATION:

       In  October  1995,  the  Financial   Accounting  Standards  Board  issued
       Statement of Financial Acounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and disclose the pro forma effects on net income and earnings per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note D[9]).

[12]   RECENT ACCOUNTING PRONOUNCEMENTS:

       In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company believes that the above pronouncements will not have a significant effect on the information presented in the financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

NOTE B - PROPERTY AND EQUIPMENT

The major classes of assets and accumulated depreciation and amortization at December 31, 1997 are as follows:

     Leasehold improvements                                 $  4,660,000
     Machinery and equipment                                     323,000
     Furniture and fixtures                                      325,000
     Computer equipment                                        1,419,000
     Equipment under capital lease                               217,000
                                                            ------------

                                                               6,944,000
     Less accumulated depreciation and amortization           (1,013,000)
                                                            ------------
     Property and equipment - net                           $  5,931,000
                                                            ============


NOTE C - DUE FROM FACTOR

Under the terms of a factoring agreement, the Company can borrow up to 80 percent of aggregate receivables purchased by the factor at an interest rate of prime plus 1%. (The minimum interest rate cannot go below 6%). The Company also pays a fee equal to .75% of the gross invoice amount of each receivable purchased with a minimum annual fee of $150,000. The Company sells and assigns a substantial portion of its receivables principally without recourse, to the factor. The factor assumes the credit risk to all assigned accounts approved by it, but maintains liens on all trade receivables (whether or not assigned) and the goods represented thereby. Pursuant to accounting standards for transfer of receivables without recourse, these transfers are recognized as sales.


NOTE D - STOCKHOLDERS' EQUITY

[1]    THE 1993 INCENTIVE STOCK OPTION PLAN:

       The Company has a 1993 Incentive Stock Option Plan (the "1993 Plan") under which options to purchase up to 100,000 shares of common stock may be granted to key employees and directors. The plan provides that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. No option may be granted after August 2003, and no incentive stock option can be granted for more than five years to a stockholder owning 10% or more of the Company's outstanding common stock.

       At December 31, 1997 and December 31, 1996, no shares were available for the granting of additional options under the 1993 Plan.

[2]    THE 1995 STOCK PLAN:

       The Company has a 1995 Stock Plan (the "1995 Plan") under which options to purchase up to 330,000 shares of common stock may be granted to employees and directors. The plan provides that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. No option may be granted after May 2005, and no incentive stock option can be granted for more than five years to a stockholder owning 10% or more of the Company's outstanding common stock.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

NOTE D - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]    THE 1995 STOCK PLAN: (CONTINUED)

       During 1997 and 1996, 7,500 and 300,000 options were granted and at December 31, 1997 22,500 options were available for grant.

[3]    THE 1996 STOCK PLAN:

       The Company has a 1996 Stock Plan (the "1996 Plan") under which options to purchase up to 375,000 shares of common stock may be granted to employees and directors. The Plan provides that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. No incentive stock option can be granted for more than five years to a stockholder owning 10% or more of the Company's outstanding common stock.

       During 1997, 375,000 options were granted and at December 31, 1997, no shares were available for the granting of additional options under the 1996 Plan.

[4]    THE 1997 STOCK PLAN:

       The Company has a 1997 Stock Plan (the "1997 Plan") under which options to purchase up to 1,000,000 shares of common stock may be granted to employees and directors. The Plan provides that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. No incentive stock option can be granted for more than five years to a stockholder owning 10% or more of the Company's outstanding common stock.

       During 1997, 990,000 options were granted and at December 31, 1997 10,000 options were available for grants.

[5]    OTHER STOCK OPTIONS:

       In March 1995, the Company issued options to purchase 1,000,000 shares of its common stock to a company wholly owned by the Company's President, Chief Executive Officer and a stockholder. The options were subsequently transferred to the President. The options which are fully exercisable, have an exercise price of $1.75 and an exercise period of 10 years. Unearned compensation was recorded in the amount of $575,000, which represented the difference between the exercise price and the fair value of the stock on the date of grant, and is classified as a component of stockholders' equity. The unearned compensation was being amortized over four years, however, there was no net charge to earnings since the amount which would otherwise have been recorded as compensation reduced the President's bonus. If such bonus was not sufficient to offset the amortization in any of the four years, the President was required to pay to the Company an amount equal to the shortage. The unamortized portion was charged to operations in the current year in connection with the President's amended employment agreement (see Note G[1]).

       In connection with the amended employment agreement the Company issued the President options to purchase 500,000 shares of its common stock. The options, which vest in August of 1998, have an exercise price of $3.31 and an exercise period of 10 years. Unearned compensation was recorded in the amount of $1,345,000 which represents the difference between the exercise price and the fair value of the stock on the date of grant, and is classified as a component of stockholders equity. The unearned

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

NOTE D - STOCKHOLDERS' EQUITY  (CONTINUED)

[5]    OTHER STOCK OPTIONS: (CONTINUED)

       compensation is being amortized over the ten year life of the amended agreement and charged to compensation expense.

       The Company issued options to purchase 1,500,000 shares of its common stock to its President in 1995 with an exercise price of $7.00 (market price on date of grant) and an exercise period of 10 years. The options were to have vested equally over a period of three years beginning January 1, 1997. No compensation was recorded in connection with the issuance of these options. Subsequently, in January 1996, these options were returned to the Company.

       During 1995 the Company issued options to purchase 200,000 shares of its common stock at $7.50 to a financial consultant.

[6]    STOCK OPTIONS:

       Information relating to stock options is as follows:

                                         1997                      1996
                              ------------------------- ------------------------
                                NUMBER                    NUMBER
                                  OF        AVERAGE         OF       AVERAGE
                                SHARES   EXERCISE PRICE   SHARES  EXERCISE PRICE
                              ---------  -------------- --------- --------------

Outstanding at January 1      1,718,500       $3.93     2,963,500      $5.06
Granted                       1,152,500       $4.70       510,000      $5.86
Exercised                      (487,000)      $2.75      (165,000)     $2.37
Cancelled                       (84,000)      $4.67    (1,590,000)     $6.80
                              ---------       -----     ---------      -----
Outstanding at December 31    2,300,000       $4.54     1,718,500      $3.93
                              =========       =====     =========      =====
Shares exercisable            1,296,780       $4.53     1,718,500      $3.93
                              =========       =====     =========      =====

[7]    WARRANTS:

       In connection with the initial public offering, the Company granted to the underwriter an option to purchase an aggregate of 150,000 units exercisable for four years commencing December 10, 1995 (one year after the effective date) at an exercise price of $5.80 per unit. Each unit consists of one share of common stock, one Class A warrant and one Class B warrant.

       The Company has no outstanding Class A warrants and 1,875,000 Class B warrants exercisable through December 10, 1998. Each Class B warrant entitles the holder to purchase one share of common stock at a price of $5.50 per share. The warrants are redeemable by the Company, under certain conditions. The Company issued 1,252,818 and 616,472 shares of its common stock in 1996 and 1995 resulting from the exercise of Class A warrants. In connection therewith, the Company received proceeds of approximately $5,950,000 and $2,928,000, respectively.

       The Company also has outstanding 150,000 Class C warrants issued in connection with bridge financing. Each Class C warrant is exercisable through December 10, 1998 and entitles the holder to purchase one share of common stock at a price of $15.00 per share.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

NOTE D - STOCKHOLDERS' EQUITY  (CONTINUED)

[7]    STOCK-BASED COMPENSATION:

       The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1997 and 1996 pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things (1) the vesting period of the stock options and
       (2) the fair value of additional stock options in future years. The average fair value of options granted in 1997 and 1996 was approximately $3.25 and $3.06, respectively. The following pro forma information gives effect to the fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 56% for 1997 and 73% for 1996, risk free interest rates of 5.80% - 6.17% for 1997 and 5.98% - 6.82% for 1996, and expected life of 3 to 5 years for 1997 and 1 1/2 to 5 years for 1996.

                                            1997            1996
                                        -----------    ------------
          Net income:
             As reported                $ 2,650,000    $ 1,059,000
             Pro forma                      504,000        135,000

          Basic income per share:
             As reported                        .33            .14
             Pro forma                          .06            .02

          Diluted income per share:
             As reported                        .30            .13
             Pro forma                          .06            .02


NOTE E - LEASES

[1]    CAPITAL LEASES:

       The Company leases certain equipment under capital leases. Future minimum lease payments consist of the following:

            1998                                                 $  140,000
            1999                                                    140,000
            2000                                                    138,000
            2001                                                    131,000
            2002                                                     38,000
                                                                  ---------

            Total minimum lease payments                            587,000
            Less amounts representing interest                      123,000
                                                                  ---------

            Present value of minimum lease payments                 464,000
            Less current maturities                                 105,000
                                                                  ---------
            Capital lease obligation, less current maturities     $ 359,000
                                                                  ==========

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

NOTE E - LEASES  (CONTINUED)

[1]    OPERATING LEASES:

       Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31, 1997:

            1998                                 $  2,249,000
            1999                                    2,115,000
            2000                                    1,915,000
            2001                                    1,996,000
            2002                                    2,035,000
            Thereafter                              7,045,000
                                                 ------------
                                                 $ 17,355,000
                                                 ============

       Rent expense for the years ended December 31, 1997 and 1996 was approximately $1,434,000 and $626,000, respectively.


NOTE F - INCOME TAXES

The 1997 and 1996 income tax provisions consist of the following:

                                               1997           1996
                                           -----------    -----------
            Current:
               Federal                     $ 1,318,000    $   510,000
               State and city                  531,000        257,000
                                           -----------    -----------
                                             1,849,000        767,000
                                           -----------    -----------
            Deferred:
               Federal                         (16,000)      (101,000)
               State and city                   66,000       (132,000)
                                           -----------    -----------
                                                50,000       (233,000)
                                           -----------    -----------
                                           $ 1,899,000    $   534,000
                                           ===========    ===========

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

                                                                 DECEMBER 31,
                                                                -------------
                                                                1997     1996
                                                                ----     ----

  Income taxes at federal statutory rate                        34.0%    34.0%
     State income taxes - net of federal income tax benefit      7.7      5.9
     Nondeductible items                                         3.7      1.6
     Net operating loss carryforward benefit                     (.4)    (4.6)
     Other                                                      (3.8)    (3.4)
                                                                ----     ----
     Effective rate                                             41.2%    33.5%
                                                                ====     ====

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

NOTE F - INCOME TAXES  (CONTINUED)

The Company applies the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The components of deferred taxes are as follows at December 31, 1997 and 1996:

                                                  1997         1996
                                               ---------    ---------
          Deferred tax liabilities:
             Accelerated depreciation          $ (94,000)   $ (22,000)
          Deferred tax assets:
             Accounts receivables allowances     356,000      169,000
             Capitalization of inventory         139,000
             Deferred compensation                            230,000
             Net operating loss benefit                        74,000
                                               ---------    ---------
                                               $ 401,000    $ 451,000
                                               =========    =========


NOTE G - COMMITMENTS AND CONTINGENCIES

[1]        EMPLOYMENT AGREEMENTS:

           The Company has an employment agreement with its President/Chief Executive Officer which was amended in July 1997 to extend the term through January 2008. The employment agreement provides for salary commitments of $3,980,000 over the next ten years. Additionally, the agreement provides for a discretionary bonus in cash, capital stock or other property as the board may determine from time to time. The prior agreement provided for a bonus plan based on graduated rates at specified levels of net revenue. The bonus was payable in cash or in the Company's stock at the option of the officer. Bonus payable in stock was to be based on 2/3 of the market price on the date of election. Bonuses payable for the years ended December 31, 1997 and 1996 have each been reduced by $144,000 for the amortization of the unearned compensation discussed in Note D[5].

           In June 1994, the Company entered into a two-year employment agreement which automatically extended for an additional one year period with its Director of Operations. The agreement provided for an annual salary of $135,000 and a bonus based on specified earnings. As of August 1996, the agreement was amended to increase the salary to $250,000. The agreement has expired and the Company is currently negotiating a new agreement.

           In September 1996, the Company's newly formed wholly-owned subsidiary, Adesso-Madden, Inc., entered into a two-year employment agreement with its President which provides for an annual salary of $208,000 and a cash bonus based on the subsidiary's pretax income.

           In July 1997, the Company entered into a three-year employment agreement with its Chief Operating Officer. The agreement provides for an annual salary of $200,000 increasing by 10% each year and a bonus based upon the Company's consolidated earnings before the payment of interest or taxes or deduction for depreciation.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

NOTE G - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[1]        EMPLOYMENT AGREEMENTS: (CONTINUED)

           At December 31, 1997 and December 31, 1996, the Company accrued $593,000 and $433,000, respectively, in bonuses to officers. For the years ended December 31, 1997 and 1996, the Company has included in its operating expenses, bonuses to officers of approximately $1,146,000 and $552,000, respectively.

[2]        LETTERS OF CREDIT:

           Open letters of credit at December 31, 1997 and 1996 amounted to approximately $3,550,000.

[3]        PENDING LITIGATION

           (a) On or about March 13, 1998, the Company, its wholly owned subsidiary, Diva Acquisition Corp. ("Diva"), and its Chief Executive Officer were sued by Yves Levenson, the former
                  President of Diva, as a result of the termination of Mr. Levenson's employment on March 5, 1998. In this action, entitled YVES LEVENSON V. STEVE MADDEN, STEVEN MADDEN, LTD. AND DIVA ACQUISITION CORP., which is pending in the Supreme Court of New York, County of New York, Mr. Levenson alleges that (i) Diva has breached the terms of his employment agreement by improperly terminating his employment without cause, (ii) the restrictive covenant contained in his employment contract should be declared unenforceable because it improperly restricts his ability to earn a living, and
                  (iii) the Company and Steve Madden tortiously interfered with Mr. Levenson's economic expectations. In his lawsuit, Mr. Levenson seeks damages in an amount based on his prospective compensation under his employment agreement, plus punitive damages and an injunction barring Diva's enforcement of the restrictive convenant. The Company believes that Mr. Levenson's claims are completely without merit, and intends to vigorously contest his lawsuit.

           (b) On or about March 13, 1998, the Company, its wholly owned subsidiary, Steven Madden Retail, Inc. and Stav Efrat were sued by Ooga Associates Corp. ("Ooga"), a design and construction firm previously engaged by the Company to design and construct certain of the Company's retail shoe stores. In this action, entitled OOGA ASSOCIATES CORP. V. STEVEN MADDEN, INC., STEVEN MADDEN RETAIL, INC., STEVEN MADDEN, LTD. AND STAV EFRAT, which is pending in the Supreme Court of New York, County of New York, Ooga principally alleges that (i) the Company breached an oral contract pursuant to which it engaged Ooga to exclusively design and build the Company's retail shoe stores, (ii) the Company induced Mr. Efrat, an officer and director of Ooga, to breach his fiduciary duties to Ooga by improperly employing his services, and (iii) the Company misappropriated Ooga's trade secrets by impermissibly using store designs and concepts owned by Ooga. In its lawsuit, Ooga seeks damages consisting of amounts based on its prospective earnings under the alleged oral contract with the Company, its lost earnings on certain projects it claims to have abandoned or forgone in reliance on the alleged oral contract with the Company, and on the value of the designs and concepts allegedly misappropriated by the Company, of a material amount, and also seeks an injunction prohibiting the Company from using Ooga's designs or other proprietary information, from employing any Ooga employees or interfering with Ooga's contractual relationships with its customers. The Company believes that Ooga's claims are completely without merit, and intends to vigorously contest its lawsuit.

           These actions are in the preliminary stages. Therefore, the financial statements do not include any provisions with respect to these actions.

NOTE H - BUSINESS SEGMENT INFORMATION

The nature of products classified in the business segments presented herein is described in Note A.

Intersegment sales are not material. "Other" includes revenues, expenses and identifiable assets of the Company's wholly-owned subsidiary, Adesso-Madden, Inc., which was formed in September 1995.

"Wholesale" includes the revenues, expenses and identifiable assets of Steven Madden wholesale and Diva International, Inc. which was acquired in April 1996.


                                    WHOLESALE       RETAIL         OTHER    CONSOLIDATED
                                   ----------       ------         -----    ------------
Year ended December 31, 1997:
   Net sales                       $44,934,000   $13,249,000   $ 1,128,000   $59,311,000
   Operating earnings                1,946,000     1,605,000     1,075,000     4,626,000
   Identifiable assets              20,424,000     8,341,000       512,000    29,277,000
   Depreciation and amortization       371,000       401,000         2,000       774,000
   Capital expenditures                640,000     3,038,000         8,000     3,686,000

Year ended December 31, 1996:
   Net sales                        39,477,000     3,805,000     2,541,000    45,823,000
   Operating earnings                  527,000       549,000       357,000     1,433,000
   Identifiable assets              19,184,000     2,293,000       546,000    22,023,000
   Depreciation and
      amortization                     293,000        75,000                     368,000
   Capital expenditures                379,000       795,000         6,000     1,180,000


                                                                                    F-16

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

NOTE I - BARTER TRANSACTION

In 1995, the Company sold inventory (which had a cost of $1,560,000) in exchange for advertising credits. The Company recorded a sale in the amount of $2,300,000 (the estimated fair market value of the merchandise sold) and accordingly, recognized a gross profit of approximately $740,000 on the transaction. The credits received may be applied towards future advertising at the rate of 60%; the remaining 40% is to be paid by the Company. The advertising credits were to expire in December 1998 but the agreement was extended through 1999. The Company estimates that it will utilize the credits prior to their expiration.


NOTE J - SUBSEQUENT EVENT

LOAN GUARANTEE:

The Company provided a short-term guarantee of a $2,900,000 loan from the company's factor to a company wholly-owned by the Company's president. The loan is collateralized by the assets of the Company. The Board voted to grant the corporate guarantee because (i) it would settle litigation that may be negatively impacting the view of the Company by various securities analysts and market makers, (ii) the shares of the Company's stock in the hands of the company related to the President are the subject of the litigation which if settled adversely could materially adversely affect the Company, and (iii) the pending litigation has created an unwanted distraction for the Company's Chairman of the Board, CEO and President. The guarantee was in effect until a registration statement covering the sale of shares held by the President's company was declared effective on March 5, 1998.