Form 10QSB
period 1998-03-31
MADDEN STEVEN LTD
filed 1998-05-14
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1998
--------------------------------------------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________    to    __________________

For Quarter Ended   March 31, 1998       Commission File Number      0-23702
                    --------------                                   -------
                               STEVEN MADDEN, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           New York                                     13-3588231
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

52-16 Barnett Avenue, Long Island City, New York             11104
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (718) 446-1800
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes [X]   No [ ]

   Class                                 Outstanding as of May 12, 1998
Common Stock                                       8,736,985

                               STEVEN MADDEN, LTD.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                 MARCH 31, 1998


                                TABLE OF CONTENTS



PART I-  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements:

         Consolidated Balance sheet ......................................     3

         Consolidated Statements of Operations ...........................     4

         Consolidated Statement of Cash Flows ............................     5

         Notes to condensed consolidated
             financial statements ........................................     6


ITEM 2.  Management's discussion and analysis
         of financial condition and results of
             operations ..................................................     9


PART II- OTHER INFORMATION
ITEM 1.  Legal Proceedings ...............................................    16

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,       December 31,
                                                                                        1998              1997
                                                                                     -----------      ------------
                                                                                     (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                        $ 3,608,000      $ 3,887,000
    Investments                                                                        1,487,000        1,991,000
    Accounts receivable - nonfactored (net of allowances for doubtful accounts of
       $397,000 at  March 31, 1998 and $351,000 at December 31, 1997                   1,844,000        1,127,000
    Due from factor (net of allowances for doubtful accounts of $345,000
       at March 31, 1998 and $335,000 at December 31, 1997)                            5,915,000        4,821,000
    Inventories                                                                        6,109,000        5,081,000
    Prepaid advertising                                                                  295,000          441,000
    Prepaid expenses and other current assets                                          1,448,000        1,698,000
    Prepaid taxes                                                                        148,000          624,000
                                                                                     -----------      -----------
          Total current assets                                                        20,854,000       19,670,000
                                                                                     -----------      -----------
Property and equipment, net                                                            6,487,000        5,931,000
                                                                                     -----------      -----------

Other assets:
    Prepaid advertising, less current portion                                          1,041,000        1,041,000
    Deferred taxes                                                                       401,000          401,000
    Deposits and other                                                                   148,000          258,000
    Cost in excess of fair value of net assets acquired (net of accumulated amortization of $196,000 at March 31, 1998 and $170,000 at
       December 31, 1997)                                                              1,949,000        1,976,000
                                                                                     -----------      -----------
          Total other assets                                                           3,539,000        3,676,000
                                                                                     -----------      -----------
                                                                                     $30,880,000      $29,277,000
                                                                                     ===========      ===========

LIABILITIES
Current liabilities:
    Current portion of lease payable                                                 $   101,000      $   105,000
    Accounts payable and accrued expenses                                              2,268,000        2,032,000
    Accrued bonuses                                                                      181,000          593,000
    Other current liabilities                                                            158,000          395,000
                                                                                     -----------      -----------
          Total current liabilities                                                    2,708,000        3,125,000
                                                                                     -----------      -----------
Lease payable, less current portion                                                      351,000          359,000
                                                                                     -----------      -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value,  60,000,000 shares authorized, 8,649,773 issued and outstanding at March 31, 1998 and 8,429,073 issued and
    outstanding at December 31, 1997                                                       1,000            1,000
Additional paid-in capital                                                            22,938,000       21,721,000
Unearned compensation                                                                 (1,244,000)      (1,281,000)
Retained earnings                                                                      6,583,000        5,809,000
Treasury stock at cost (101,800 shares)                                                 (457,000)        (457,000)
                                                                                     -----------      -----------
          Total stockholders' equity                                                  27,821,000       25,793,000
                                                                                     -----------      -----------
                                                                                     $30,880,000      $29,277,000
                                                                                     ===========      ===========

See Notes To Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Three Months Ended
                                                                                  March 31,
                                                                         ---------------------------
                                                                             1998            1997
                                                                         -----------     -----------

Net sales                                                                $16,511,000     $13,218,000
Cost of sales                                                              9,485,000       8,608,000
                                                                         -----------     -----------

Gross profit                                                               7,026,000       4,610,000
Other revenue                                                                764,000         362,000
Operating expenses                                                        (6,451,000)     (4,309,000)
                                                                         -----------     -----------

Income from operations                                                     1,339,000         663,000
Interest income (expense), net                                               (26,000)          6,000
                                                                         -----------     -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                   1,313,000         669,000
Provision for income taxes                                                   540,000         268,000
                                                                         -----------     -----------

NET INCOME                                                               $   773,000     $   401,000
                                                                         ===========     ===========

BASIC INCOME PER SHARE                                                   $      0.09     $      0.05
                                                                         ===========     ===========
DILUTED INCOME PER SHARE                                                 $      0.08     $      0.05
                                                                         ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC INCOME PER SHARE        8,411,770       7,895,504
Effect of potential common shares                                          1,772,241         531,701
                                                                         -----------     -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED INCOME PER SHARE     10,184,011       8,427,205
                                                                         ===========     ===========

See Notes To Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                                   March 31,
                                                                          --------------------------
                                                                              1998           1997
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $   773,000    $   401,000
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                       297,000        170,000
          Deferred compensation                                                37,000         36,000
          Provision for bad debts                                              56,000         32,000
          Deferred rent expense                                                71,000
          Changes in:
             Accounts receivable - nonfactored                               (763,000)    (1,087,000)
             Due from factor                                               (1,104,000)       300,000
             Inventories                                                   (1,028,000)       408,000
             Prepaid expenses and other assets                                506,000        163,000
             Accounts payable and accrued expenses                            166,000        277,000
             Accrued bonuses                                                 (412,000)      (390,000)
             Other current liabilities                                       (237,000)        32,000
             Tax liability                                                    476,000        173,000
                                                                          -----------    -----------

                Net cash provided by (used in) operating activities        (1,162,000)       515,000
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                       (826,000)      (165,000)
    Sale of investment securities                                             504,000
                                                                          -----------    -----------

                Net cash used in investing activities                        (322,000)      (165,000)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from options exercised                                         1,217,000        381,000
    Repayment of lease obligations                                            (12,000)       (37,000)
                                                                          -----------    -----------

                Net cash provided by financing activities                   1,205,000        344,000
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (279,000)       694,000
Cash and cash equivalents - beginning of quarter                            3,887,000      6,151,000
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS - END OF QUARTER                                $ 3,608,000    $ 6,845,000
                                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of leased assets                                                         $   359,000
    Issuance of common stock for debt                                                    $   645,000

See Notes To Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998


NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") at March 31, 1998, and the results of its operations, changes in stockholders' equity and cash flows for the three months then ended. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1997 included in the Steve Madden, Ltd. Form 10-KSB.


NOTE B - INVENTORIES

Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market.


NOTE C - NET INCOME PER SHARE OF COMMON STOCK

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted Statement No. 128 and has retroactively applied the effects thereof for all periods presented. The impact on the per share amounts previously reported was not significant.


NOTE D - PENDING LITIGATION

[1] On or about March 13, 1998, the Company, its wholly owned subsidiary, Diva Acquisition Corp. ("Diva"), and its Chief Executive Officer were sued by Yves Levenson, the former President of Diva, as a result of the termination of Mr. Levenson's employment on March 5, 1998. In this action, entitled YVES LEVENSON V. STEVE MADDEN, STEVEN MADDEN, LTD. AND DIVA ACQUISITION CORP., which is pending in the Supreme Court of New York, County of New York, Mr. Levenson alleges that (i) Diva has breached the terms of his employment agreement by improperly terminating his employment without cause, (ii) the restrictive convenant contained in his employment contract should be declared unenforceable because it improperly restricts his ability to earn a living, and (iii) the Company and Steve Madden tortiously interfered with Mr. Levenson's economic expectations. In his lawsuit, Mr. Levenson seeks damages in an amount based on his prospective compensation under his employment agreement, plus punitive damages and an injunction barring Diva's enforcement of the restrictive convenant.

       On April 21, 1998, the Company and its Chief Executive Officer moved to dismiss Mr. Levenson's complaint as to them on the ground that his complaint failed to set forth a viable legal cause of action. That motion is presently pending. Also on April 21, Diva filed an answer denying Mr. Levenson's claims in their entirety. Pursuant to applicable rules, Mr. Levenson and Diva have commenced discovery.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998


NOTE D - PENDING LITIGATION  (CONTINUED)

[1]     (continued)

       On May 11, 1998, Mr. Levenson served an amended complaint which, in addition to the claims asserted in his initial complaint, he has asserted two additional claims: (i) a claim against the Company as guarantor of Diva's financial obligations under Mr. Levenson's employment contract, and (ii) a claim against Diva under the New York Labor Law for unpaid wages. Pursuant to his amended complaint, Mr. Levenson seeks lost earnings under his employment agreement, punitive damages, attorneys' fees and legal costs.

       The Company believes that Mr. Levenson's claims are completely without merit, and intends to vigorously contest his lawsuit.

[2] On or about March 13, 1998, the Company, its wholly owned subsidiary, Steven Madden Retail, Inc., and Stav Efrat were sued by Ooga Associated Corp. ("Ooga"), a design and construction firm previously engaged by the Company to design and construct certain of the Company's retail shoe stores. In this action, entitled OOGA ASSOCIATES CORP. V. STEVEN MADDEN, INC., STEVEN MADDEN RETAIL, INC., STEVEN MADDEN, LTD. AND STAV EFRAT, which is pending in the Supreme Court of New York, County of New York, Ooga principally alleges that (i) the Company breached an oral contract pursuant to which it engaged Ooga to exclusively design and build the Company's retail shoe stores, (ii) the Company induced Mr. Efrat, an officer and director of Ooga, to breach his fiduciary duties to Ooga by improperly employing his services, and (iii) the Company misappropriated Ooga's trade secrets by impermissibly using store designs and concepts owned by Ooga. In its lawsuit, Ooga seeks damages consisting of amounts based on its prospective earnings under the alleged oral contract with the Company, its lost earnings on certain projects it claims to have abandoned or forgone in reliance on the alleged oral contract with the Company, and on the value of the designs and concepts allegedly misappropriated by the Company, of a material amount, and also seeks an injunction prohibiting the Company from using Ooga's designs or other proprietary information, from employing any Ooga employees or interfering with Ooga's contractual relationships with its customers. The Company believes that Ooga's claims are completely without merit, and intends to vigorously contest its lawsuit.

[3] On April 29, 1998, the Company and Diva were sued by David Siskin, Diva's former Vice President of Design, as a result of the termination of Mr. Siskin's employment on March 5, 1998. In this action, entitled DAVID AARON SISKIN V. DIVA ACQUISITION CORP. AND STEVEN MADDEN, LTD., which is pending in the Supreme Court of New York, County of New York, Mr. Siskin alleges that (i) Diva breached the terms of his employment agreement,
       (ii) Diva and the Company violated the New York Labor Law by failing to pay compensation due him under his employment agreement, (iii) Diva and the Company fraudulently induced Plaintiff to enter into his employment agreement, (iv) Diva and the Company breached their purported fiduciary duties to Mr. Siskin, (v) Diva and the Company wrongfully misappropriated property belonging to Mr. Siskin, (vi) Diva and the Company wrongfully interfered with Mr. Siskin's ability to earn a bonus under his employment agreement, (vii) Diva and the Company have been unjustly enriched by virtue of their conduct towards Mr. Siskin, and (viii) the restrictive covenant contained in Mr. Siskin's employment agreement is unenforceable as a matter of law and Diva should be permanently enjoined from enforcing it. In addition to the injunctive relief sought, Mr. Siskin seeks damages in an amount based on his prospective compensation under his employment agreement, plus an additional 25% alleged to be due under the Labor Law, punitive damages, attorneys' fees, interest and costs. The Company believes that Mr. Siskin's claims are completely without merit, and intends to vigorously contest his lawsuit.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998


NOTE D - PENDING LITIGATION  (CONTINUED)

[4] On May 11, 1998, Diva commenced an action in federal district court against D. Aaron, Inc., Nadine & Co., Yves Levenson, David Siskin, Mr. Siskin's wife, Nadine Levenson, Mr. Siskin's father, Abraham Siskin and Mr. Levenson's father, David Levenson, alleging that the Defendants have violated federal trademark law, have engaged in unfair competition and have breached various contractual, fiduciary and common law duties owed to Diva. In this action, entitled DIVA ACQUISITION CORP. V. D. AARON, INC., ET AL., which is pending in the United States District Court for the Southern District of New York, the Company seeks, INTER ALIA, an injunction barring the defendants from using the name "D. Aaron" or any other name confusing similar to Diva's "David Aaron" trademark and trade name, injunctive relief barring Nadine Levenson and Yves Levenson from soliciting business from Diva's customers, disgorgement of certain moneys wrongfully obtained by the defendants, compensatory damages, punitive damages, attorneys' fees and costs.


       These actions are in the preliminary stages. Therefore, the financial statements do not include any provision with respect to these actions.

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

The following table sets forth information on operations for the periods indicated:



                                        Percentage of Net Revenues
                                        --------------------------
                                            Three Months Ended
                                            ------------------
                                                 March 31
                                                 --------

CONSOLIDATED:                        1998                     1997
-------------                        ----                     ----

Net Sales                       $ 16,511,000       100%   $ 13,218,000     100%
Cost of Sales                      9,485,000        57       8,608,000      65
Other Operating Income               764,000         5         362,000       3
Operating Expenses                 6,451,000        39       4,309,000      33
Income from Operations             1,339,000         8         663,000       5
Interest Income (Expense) Net        (26,000)        0           6,000       0
Income Before Income Taxes         1,313,000         8         669,000       5
Net Income                           773,000         5         401,000       3

                                        Percentage of Net Revenues
                                        --------------------------
                                            Three Months Ended
                                            ------------------
                                                 March 31
                                                 --------

By Segment                          1998                 1997
                                    ----                 ----

WHOLESALE DIVISIONS:

STEVEN MADDEN, LTD.
Net Sales                       $10,299,000    100%    $9,411,000      100%
Cost of Sales                     6,175,000     60      6,055,000       64
Other Operating Income               81,000      1         15,000        0
Operating Expenses                3,586,000     35      2,891,000       31
Income from Operations              619,000      6        480,000        5

DIVA ACQUISITION CORP.
Net Sales                       $ 1,929,000    100%    $1,193,000      100%
Cost of  Sales                    1,425,000     74        813,000       68
Operating Expenses                  365,000     19        462,000       39
Income (Loss) from Operations       139,000      7        (82,000)      (7)

STEVEN MADDEN RETAIL INC.:

Net Sales                       $ 4,283,000    100%    $1,555,000      100%
Cost of Sales                     1,885,000     44        758,000       49
Operating Expenses                2,183,000     51        694,000       45
Income from Operations              215,000      5        103,000        7

ADESSO MADDEN INC.:
(FIRST COST)

Net Sales                                --     --     $1,059,000       --
Cost of Sales                            --     --        982,000       --
Commission Revenue              $   683,000     --        347,000       --
Total Operating Revenue             683,000    100%       424,000      100%
Operating Expenses                  317,000     46        262,000       62
Income from Operations              366,000     54        162,000       38

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997

CONSOLIDATED:

Sales for the three months ended March 31, 1998 were $16,511,000, or 25% higher than the $13,218,000 recorded in the comparable period of 1997. The increase in sales is due to several factors including additional wholesale accounts, increased reorders, increased retail sales due to the opening of thirteen retail stores during 1997 and increased sales from the David Aaron brand. As a result of additional distribution, management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales.

Cost of sales as a percentage of sales decreased 8% from 65% in 1997 to 57% in 1998. Increased sales volume has allowed the Company to purchase in larger volume, resulting in a lower cost per pair. Also, the purchase of a higher percentage of shoes from overseas suppliers, resulted in a lower cost per pair as compared to 1997. Gross profit as a percentage of sales increased 8% from 35% in 1997 to 43% in 1998.

Selling, general and administrative (SG&A) expenses increased by 50% to $6,451,000 in 1998 from $4,309,000 in 1997. The increase in the first quarter of 1998 reflects the costs incurred in implementing the Company's strategic plan to strengthen its management team and infrastructure, thereby laying the foundation for future growth. The increase in SG&A is due primarily to a 64% increase in payroll, bonuses and related expenses from $1,508,000 in 1997 to $2,475,000 in 1998. Also, the increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, legal, printing/supplies and depreciation expenses by 146% from $622,000 in 1997 to $1,533,000 in 1998.

Income from operations for 1998 was $1,339,000 which represents an increase of $676,000 or 102% over the income from operations of $663,000 in 1997. Net income increased by 93% to $773,000 in 1998 from $401,000 in 1997.

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale"), accounted for $10,299,000 or 62% and $9,411,000 or 71% of total sales in 1998 and 1997, respectively. Cost of sales as a percentage of sales has decreased by 4% from 64% in 1997 to 60% in 1998 in Madden Wholesale. Gross profit as a percentage of sales increased 4% from 36% in 1997 to 40% in 1998. Operating expenses increased by 24%, from $2,891,000 in 1997 to $3,586,000 in 1998. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding EDI size replenishment inventory. Operating expenses have also increased due to the development of a new line of sneakers and the hiring of additional personnel to facilitate future growth of footwear classifications/extensions. Wholesale income from operations for the three month period ended March 31, 1998 was $619,000 compared to income from operations of $480,000 for the three month period ended March 31, 1997.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $1,929,000 or 12%, and $1,193,000 or 9%, of total sales in 1998 and 1997, respectively. Cost of sales as a percentage of sales has increased by 6% from 68% in 1997 to 74% in Diva Wholesale. Gross profit as a percentage of sales decreased from 32% in 1997 to 26% in 1998. Operating expenses decreased by 21% from $462,000 in 1997 to $365,000 in 1998 due to decreases in selling and designing expenses. Income from operations from Diva was $139,000 in 1998 compared to a loss of $82,000 in 1997.

RETAIL DIVISION:

Sales from the Retail Division accounted for $4,283,000 or 26% and $1,555,000 or 12% of total revenues in 1998 and 1997, respectively. The comparable stores sales for the three months increased 1% over the same period of 1997. The increase in Retail Division sales is primarily due to the Company's opening of retail stores in Queens Center Mall in Elmhurst, NY and Lenox Square Mall in Atlanta, GA, in the second quarter of 1997, Willowbrook Mall in Wayne, NJ; Cherry Hill Mall in Cherry Hill, NJ; Staten Island Mall in Staten Island, NY; Glendale Galeria in Glendale, CA and Montgomery Mall in Bethesda MD, in the third quarter of 1997, Southshore Plaza in Braintree, MA; David Aaron in New York, NY; Smithhaven Mall in Lakegrove, NY; Coconut Grove Mall in Coconut Grove, FL; Broward Mall in Plantation, FL; Valleyfair Shopping Center in Santa Clara, CA, in the fourth quarter of 1997 and Aventura Mall in Aventura, FL, in the first quarter of 1998 all of which generated aggregate sales of $2,709,000. Gross profit as a percentage of sales has increased by 5% from 51% in 1997 to 56% in 1998. Selling, general and administrative expenses for the Retail Division increased to $2,183,000 or 51% of sales in 1998 from $694,000 or 45% of sales in 1997. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening thirteen additional stores in 1997, one additional store in first quarter of 1998 and the addition of a retail warehouse at 43-15 38th Street, Long Island City, NY. Income from operations from the retail division was $215,000 in 1998 compared to income from operations of $103,000 in 1997.

OTHER:

Adesso-Madden, a wholly owned subsidiary of the Company, generated commission revenues of $683,000 for the first three months of 1998 which represents an increase of $336,000 or 97% over the commission revenues of $347,000 in 1997. Operating expenses increased by 21% from $262,000 in 1997 to $317,000 in 1998 due to increases in selling and commission, payroll and payroll related expenses, and telephone expenses. Income from operations from Adesso-Madden was $366,000 in 1998 compared to an income of $162,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $18,146,000 at March 31, 1998 which represents an increase of $2,995,000 in working capital from March 31,1997. During the first three months of 1998 the Company received proceeds of $1,217,000 from the exercise of options.

In November 1997, Steven Madden, Ltd., engaged Hambrecht & Quist, LLC as its exclusive placement agent in connection with a potential private placement of convertible securities. In May 1998 the Company terminated the engagement of Hambrecht & Quist.

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

OPERATING ACTIVITIES

During the three month period ended March 31, 1998, cash used by operating activities was $1,162,000. Uses of cash arose principally from an increase in accounts receivable non factored of $763,000, an increase in accounts receivable factored of $1,104,000 and an increase in inventories of $1,028,000. Cash was provided principally by a decrease in prepaid expenses and other assets of $506,000, an increase in accounts payable and accrued expenses of $166,000 and decrease in prepaid taxes of $476,000.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2007. Future obligations under these lease agreements total $18,434,000.

The Company has employment agreements with various officers currently providing for aggregate annual salaries of approximately $1,145,000, subject to annual bonuses and annual increases as may be determined by the Company's Board of Directors. In addition, as part of the employment agreements, the Company is committed to pay incentive bonuses based on sales, net income, or net income before interest and taxes to three officers.

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

INVESTING ACTIVITIES

During the three month period ended March 31, 1998, the Company used cash of $826,000 to acquire computer equipment and make leasehold improvements on new retail stores, warehouse space and office space. The Company also sold investment securities resulting in proceeds of $504,000.

FINANCING ACTIVITIES

During the three month period ended March 31, 1998, the Company received $1,217,000 from the exercise of options and warrants. In March 1997, the Company issued 85,979 shares of common stock in payment of the note payable of $645,000 issued in connection with the acquisition of Diva and subsequently issued 22,500 shares of common stock as additional purchase price.

LICENSE AGREEMENTS

During the second quarter of 1997, the Company entered into three license agreements for hosiery, jewelry and ready-to-wear, bringing the total number of license agreements to six, including three license agreements entered into during the year ended December 31, 1997 for handbags, sunglasses and outerwear. We have also added our seventh license, Van Mar, Inc. for Steve Madden intimates whose contract begin April 1, 1998 and the Company also extended its agreement with CO International to include hair accessories in Canada due to the overwhelming request from our Eatons and Bay customers. The Company is exploring additional licensing opportunities.

On April 21, 1998 the Company, Steven Madden, LTD signed a license to market Lei Footwear, which fits into our revenue and profit growth strategy. LEI is a $130 million jeanswear company and is among the most popular jean brands to young women 12-20.

This affords us the opportunity to reach a broader distribution channel than Steve Madden brand. The line will be geared to key items at a lower price than the Steve Madden brand.

INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

                                     Part II


ITEM 1.
LEGAL PROCEEDINGS

LEVENSON V. DIVA, ET AL.

On or about March 13, 1998, the Company, its wholly owned subsidiary, Diva Acquisition Corp. ("Diva"), and its Chief Executive Officer were sued by Yves Levenson, the former President of Diva, as a result of the termination of Mr. Levenson's employment on March 5, 1998. In this action, entitled Yves Levenson
v. Steve Madden, Steve Madden, Ltd. and Diva Acquisition Corp., which is pending in the Supreme Court of New York, Mr. Levenson alleged that (i) Diva has breached the terms of his employment agreement by improperly terminating his employment without cause, (ii) the restrictive covenant contained in his employment contract should be declared unenforceable because it improperly restricts his ability to earn a living, and (iii) the Company and Steve Madden tortiously interfered with Mr. Levenson's contract and/or his economic expectations.

On April 21, 1998, the Company and its Chief Executive Officer moved to dismiss Mr. Levenson's complaint as to them on the ground that his complaint failed to set forth a viable legal cause of action. That motion is presently pending. Also on April 21, Diva filed an answer denying Mr. Levenson's claims in their entirety. Pursuant to applicable rules, Mr. Levenson and Diva have commenced discovery.

On May 11, 1998, Mr. Levenson served an amended complaint in which, in addition to the claims asserted in his initial complaint, he has asserted two additional claims: (i) a claim against the Company as guarantor of Diva's financial obligations under Mr. Levenson's employment contract, and (ii) a claim against Diva under the New York Labor Law for unpaid wages. Pursuant to his amended complaint, Mr. Levenson seeks lost earnings under his employment agreement, punitive damages, attorneys' fees and legal costs.

The Company continues to believe that Mr. Levenson's claims are without merit, and intends to vigorously contest his lawsuit.

OOGA V. STEVEN MADDEN, LTD., ET AL.

On or about March 13, 1998, the Company, its wholly owned subsidiaries, Steven Madden Retail, Inc. and Steven Madden, Inc., and Stav Efrat were sued by Ooga Associates Corp. ("Ooga"), a design and constuction firm previously engaged by the Company to design and construct certain of the Company's retail shoe stores. In this action, entitled Ooga Associates Corp. v. Steven Madden Inc., Steven Madden Retail, Inc., Steven Madden, Ltd. and Stav Efrat, which is pending in the Supreme Court of New York, County of New York, Ooga principally alleges that (i) the Company breached an oral contract pursuant to which it engaged Ooga to exclusively design and build the Company's retail shoe stores,
(ii) the Company induced Mr. Efrat, an officer and director of Ooga, to breach his fiduciary duties to Ooga by improperly employing his services, and (iii) the Company misappropriated Ooga's trade secrets by impermissibly using store designs and concepts owned by Ooga.

Since the commencement of Ooga's lawsuit, the Company and Ooga have engaged in extensive discussions concerning a potential future business relationship as a means of amicably resolving Ooga's claims. Pending completion of those discussions, the parties have agreed to defer the active prosecution of Ooga's lawsuit.

In the event that settlement discussions prove unsuccessful, the Company intends to vigorously contest Ooga's claims, which the Company believes to be completely meritless.

SISKIN V. DIVA AND STEVEN MADDEN, LTD.

On April 29, 1998, the Company and Diva were sued by David Siskin, Diva's former Vice President of Design, as a result of the termination of Mr. Siskin's employment on March 5, 1998. In this action, entitled DAVID AARON SISKIN V. DIVA ACQUISITION CORP. AND STEVEN MADDEN, LTD., which is pending in the Supreme Court of New York, County of New York, Mr. Siskin alleges that (i) Diva breached the terms of his employment agreement, (ii) Diva and the Company violated the New York Labor Law by failing to pay compensation due him under his employment agreement, (iii) Diva and the Company fraudulently induced Plaintiff to enter into his employment agreement, (iv) Diva and the Company breached their purported fiduciary duties to Mr. Siskin, (v) Diva and the Company wrongfully misappropriated properly belonging to Mr. Siskin, (vi) Diva and the Company wrongfully interfered with Mr. Siskin's ability to earn a bonus under his employment agreement, (vii) Diva and the Company have been unjustly enriched by virtue of their conduct towards Mr. Siskin, and (viii) the restrictive covenant contained in Mr. Siskin's employment agreement is unenforceable as a matter of law and diva should be permanently enjoined from enforcing it. In addition to the injunctive relief sought, Mr. Siskin seeks damages in an amount based on his prospective compensation under his employment agreement, plus an additional 25% alleged to be due under the Labor Law, punitive damages, attorneys' fees, interest and costs.

Diva and the Company have not yet responded to Mr. Siskin's allegations. However, both Diva and the Company believe his claims to be completely without merit and intend to vigorously contest his lawsuit.

DIVA V. D. AARON

On May 11, 1998, Diva commenced an action in federal district court against D. Aaron, Inc., Nadine & Co., Yves Levenson, David Siskin, Mr. Siskin's wife, Nadine Levenson, Mr. Siskin's father, Abraham Siskin and Mr. Levenson's father, David Levenson, alleging that the Defendants have violated federal trademark law, have engaged in unfair competition and have breached various contractual, fiduciary and common law duties owed to

Diva. In this action, entitled DIVA ACQUISITION CORP. V. D. AARON, INC., ET AL., which is pending in the United States District Court for the Southern District of New York, the Company seeks, inter alia, an injunction barring the defendants from using the name "D. Aaron" or any other name confusingly similar to Diva's "David Aaron" trademark and trade name, injunctive relief barring Nadine Levenson and Yves Levenson from soliciting business from Diva's customers, disgorgement of certain moneys wrongfully obtained by the defendants, compensatory damages, punitive damages, attorneys' fees and costs.

Diva is in the process of serving the defendants, who have not yet responded to the allegations set forth in Diva's complaint.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     STEVEN MADDEN, LTD.


                                                     /s/ ARVIND DHARIA
                                                     ---------------------------
                                                         Arvind Dharia
                                                         Chief Financial Officer


DATE:  May 14, 1998