Form 10-Q
period 1998-06-30
MADDEN STEVEN LTD
filed 1998-08-11
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                  June 30, 1998
--------------------------------------------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________    to    __________________

For Quarter Ended   June 30, 1998        Commission File Number      0-23702
                    -------------                                    -------

                               STEVEN MADDEN, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           New York                                     13-3588231
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

52-16 Barnett Avenue, Long Island City, New York             11104
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (718) 446-1800
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes [X]   No [ ]

   Class                                   Outstanding as of  August 6, 1998
------------                               ---------------------------------
Common Stock                                           9,406,121

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                  JUNE 30, 1998


                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION
ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance sheet ........................................  3

          Consolidated Statements of Operations .............................  4

          Consolidated Statement of Cash Flows ..............................  5

          Notes to condensed consolidated
            financial statements ............................................  6


ITEM 2.   Management's discussion and analysis
            of financial condition and results of
            operations ......................................................  8


PART II - OTHER INFORMATION
ITEM 1.   Legal Proceedings ................................................. 19

ITEM 2.   Changes in Securities and Use of Proceeds ......................... 20

ITEM 4.   Submission of Matters to a Vote of Security Holders ............... 20

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                                                      June 30,     December 31,
                                                                                       1998           1997
                                                                                   ------------    ------------
                                                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                       $  4,297,000    $  3,887,000
   Investments                                                                                        1,991,000
   Accounts receivable - nonfactored (net of allowances for doubtful accounts of
      $438,000 at  June 30, 1998 and $351,000 at December 31, 1997                    1,095,000       1,127,000
   Due from factor (net of allowances for doubtful accounts of $345,000
      at June 30, 1998 and $335,000 at December 31, 1997)                             6,669,000       4,821,000
   Inventories                                                                        7,023,000       5,081,000
   Prepaid advertising                                                                  295,000         441,000
   Prepaid expenses and other current assets                                          2,104,000       1,698,000
   Prepaid taxes                                                                      1,131,000         624,000
                                                                                   ------------    ------------

        Total current assets                                                         22,614,000      19,670,000
                                                                                   ------------    ------------

Property and equipment, net                                                           6,665,000       5,931,000
                                                                                   ------------    ------------

Other assets:
   Prepaid advertising, less current portion                                          1,041,000       1,041,000
   Deferred taxes                                                                       401,000         401,000
   Deposits and other                                                                   184,000         258,000
   Cost in excess of fair value of net assets acquired (net of accumulated amortization of $228,000 at June 30, 1998 and $170,000 at
      December 31, 1997)                                                              2,536,000       1,976,000
                                                                                   ------------    ------------

        Total other assets                                                            4,162,000       3,676,000
                                                                                   ------------    ------------

                                                                                   $ 33,441,000    $ 29,277,000
                                                                                   ============    ============
LIABILITIES
Current liabilities:
   Current portion of lease payable                                                $    101,000    $    105,000
   Accounts payable and accrued expenses                                              1,801,000       2,032,000
   Accrued bonuses                                                                      169,000         593,000
   Other current liabilities                                                            228,000         395,000
                                                                                   ------------    ------------

        Total current liabilities                                                     2,299,000       3,125,000
                                                                                   ------------    ------------

Lease payable, less current portion                                                     328,000         359,000
                                                                                   ------------    ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value, 60,000,000 shares authorized, 8,944,850 issued and outstanding at June 30, 1998 and 8,429,073 issued and
   outstanding at December 31, 1997                                                       1,000           1,000
Additional paid-in capital                                                           25,670,000      21,721,000
Unearned compensation                                                                (1,863,000)     (1,281,000)
Retained earnings                                                                     7,463,000       5,809,000
Treasury stock at cost (101,800 shares)                                                (457,000)       (457,000)
                                                                                   ------------    ------------

        Total stockholders' equity                                                   30,814,000      25,793,000
                                                                                   ------------    ------------

                                                                                   $ 33,441,000    $ 29,277,000
                                                                                   ============    ============
SEE NOTES TO FINANCIAL STATEMENTS

                                                        3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                               ----------------------------    ----------------------------
                                                    1998           1997            1998            1997
                                               ------------    ------------    ------------    ------------
Net sales                                      $ 18,733,000    $ 12,270,000    $ 35,244,000    $ 25,488,000
Cost of sales                                    11,200,000       7,409,000      20,685,000      16,016,000
                                               ------------    ------------    ------------    ------------
Gross profit                                      7,533,000       4,861,000      14,559,000       9,472,000
Other revenue                                       779,000         492,000       1,543,000         854,000
Operating expenses                               (6,681,000)     (4,749,000)    (13,132,000)     (9,058,000)
                                               ------------    ------------    ------------    ------------

Income from operations                            1,631,000         604,000       2,970,000       1,268,000
Interest income (expense), net                      (46,000)         (1,000)        (72,000)          4,000
                                               ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES          1,585,000         603,000       2,998,000       1,272,000
Provision for income taxes                          704,000         246,000       1,244,000         514,000
                                               ------------    ------------    ------------    ------------

NET INCOME                                     $    881,000    $    357,000    $  1,654,000    $    758,000
                                               ============    ============    ============    ============

BASIC INCOME PER SHARE                         $       0.10    $       0.04    $       0.19    $       0.10
                                               ============    ============    ============    ============

DILUTED INCOME PER SHARE                       $       0.08    $       0.04    $       0.16    $       0.09
                                               ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   BASIC INCOME PER SHARE                         8,671,875       8,011,573       8,544,971       7,953,589
Effect of potential common shares                 2,241,663         523,878       2,028,391         539,221
                                               ------------    ------------    ------------    ------------

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING -
   DILUTED INCOME PER SHARE                      10,913,538       8,535,451      10,573,362       8,492,810
                                               ============    ============    ============    ============

SEE NOTES TO FINANCIAL STATEMENTS

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                          --------------------------
                                                                              1998           1997
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $ 1,654,000    $   758,000
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Issuance of compensatory stock options                                142,000
        Depreciation and amortization                                         628,000        364,000
        Deferred compensation                                                  74,000         72,000
        Provision for bad debts                                                97,000        178,000
        Deferred rent expense                                                 151,000
        Changes in:
           Accounts receivable - nonfactored                                  (55,000)    (1,237,000)
           Due from factor                                                 (1,858,000)       426,000
           Inventories                                                     (1,768,000)        89,000
           Prepaid expenses and other assets                                 (186,000)       151,000
           Accounts payable and accrued expenses                             (518,000)       287,000
           Accrued bonuses                                                   (424,000)      (267,000)
           Other current liabilities                                         (167,000)        58,000
           Tax liability                                                     (507,000)       202,000
                                                                          -----------    -----------

             Net cash provided by (used in) operating activities           (2,737,000)     1,081,000
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (1,273,000)    (1,070,000)
   Sale of investment securities                                            1,991,000
   Payments in connection with acquisition of business                        (19,000)
                                                                          -----------    -----------

             Net cash provided by (used in) investing activities              699,000     (1,070,000)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from options exercised                                          2,483,000        381,000
   Repayment of lease obligations                                             (35,000)       (58,000)
                                                                          -----------    -----------

             Net cash provided by financing activities                      2,448,000        323,000
                                                                          -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     410,000        334,000
Cash and cash equivalents - beginning of quarter                            3,887,000      6,151,000
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS - END OF QUARTER                                $ 4,297,000    $ 6,485,000
                                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of leased assets                                                          $   359,000
   Issuance of common stock for debt                                                     $   645,000
   Issuance of common stock in connection with acquisition of business    $   668,000

SEE NOTES TO FINANCIAL STATEMENTS

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998

NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") at June 30, 1998, and the results of its operations, changes in stockholders' equity and cash flows for the six and three-month periods then ended. The results of operations for the six and three-month periods ended June 30, 1998 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1997 included in the Steve Madden, Ltd. Form 10-KSB.


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


NOTE D - PENDING LITIGATION

[1]    LEVENSON V. DIVA, ET AL. AND SISKIN V. DIVA AND STEVEN MADDEN, LTD.:

       The lawsuits commenced by Yves Levenson, the former president of Diva Acquisition Corp. ("Diva"), and by David Siskin, the former Vice President of Design of Diva, discussed in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998, were consolidated into a single lawsuit by order of the New York State Supreme Court on or about June 24, 1998.

       The Company, Diva and the Company's Chief Executive Officer filed answers to the plaintiffs' allegations on or about June 15, 1998 and the parties have commenced discovery which is scheduled to conclude by November 23, 1998.

       The Company continues to believe that Mr. Levenson's claims and Mr. Siskin's claims are without merit, and will continue to contest those claims vigorously.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998

NOTE D - PENDING LITIGATION  (CONTINUED)

[2] OOGA V. STEVEN MADDEN, LTD., ET AL.:

       On or about June 30, 1998, the settlement negotiations relating to the lawsuit commenced by Ooga Associates Corp. ("Ooga"), discussed in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998, were terminated. Accordingly, on July 6, 1998, the Company and certain wholly-owned subsidiaries also named as defendants in the action, filed a motion to dismiss four of the claims asserted in Ooga's complaint. The sole additional defendant in the action, Stav Efrat, who is currently an employee of the Company, filed an answer to Ooga's compliant and also filed a third-party complaint, asserting claims against Ooga's principal, on or about June 5, 1998.

       The Company believes that Ooga's claims are without merit and intends to contest them vigorously.

[3]    DIVA V. D. AARON:

       The Compliant filed by Diva in United States District Court for the Southern District of New York and asserting federal trademark claims and additional state law claims against D. Aaron, Inc. and six other defendants, discussed in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998, was served on all of the defendants during May and June 1998. On July 15, 1998, those defendants, including Yves Levenson and David Siskin, filed a motion to dismiss Diva's complaint. Diva has contested that motion, which will be fully submitted to the Court as of August 21, 1998.

       Diva intends to prosecute its claims in this action vigorously.

       These actions are in the preliminary stages. Therefore, the financial statements do not include any provision with respect to these actions.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain forward-looking statements. The forward looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

The following table sets forth information on operations for the periods indicated:

                                     PERCENTAGE OF NET REVENUES
                                          SIX MONTHS ENDED
                                               JUNE 30
                                  ---------------------------------

CONSOLIDATED:                     1998                         1997
------------                      ----                         ----

Net Sales                      $35,244,000        100%      $25,488,000    100%
Cost of Sales                   20,685,000         59        16,016,000     63
Other Operating Income           1,543,000          4           854,000      3
Operating Expenses              13,132,000         37         9,058,000     36
Income from Operations           2,970,000          8         1,268,000      5
Interest Income (Expense) Net      (72,000)         0             4,000      0
Income Before Income Taxes       2,898,000          8         1,272,000      5
Net Income                       1,654,000          5           758,000      3

                                     PERCENTAGE OF NET REVENUES
                                          SIX MONTHS ENDED
                                               JUNE 30
                                  ------------------------------

By Segment                        1998                      1997
                                  ----                      ----

WHOLESALE DIVISIONS:

STEVEN MADDEN, LTD.
Net Sales                     $22,302,000       100%      $17,588,000       100%
Cost of Sales                  13,790,000        62        11,211,000        64
Other Operating Income            175,000         1            39,000         0
Operating Expenses              6,840,000        31         5,856,000        33
Income from Operations          1,847,000         8           560,000         3

DIVA ACQUISITION CORP.
Net Sales                      $2,849,000       100%       $3,034,000       100%
Cost of  Sales                  2,336,000        82         2,087,000        69
Operating Expenses                678,000        24         1,034,000        34
Income (Loss) from Operations    (165,000)       (6)          (87,000)       (3)

STEVEN MADDEN RETAIL INC.:

Net Sales                      $10,093,00       100%       $3,645,000       100%
Cost of Sales                   4,559,000        45         1,587,000        44
Operating Expenses              4,924,000        49          1,629,00        45
Income from Operations            610,000         6           429,000        12

ADESSO MADDEN INC.:
 (FIRST COST)

Net Sales                             ---       ---        $1,221,000       ---
Cost of Sales                         ---       ---         1,131,000       ---
Commission Revenue             $1,368,000       ---           815,000       ---
Total Operating Revenue         1,368,000       100%          905,000       100%
Operating Expenses                690,000        50           539,000        60
Income from Operations            678,000        50           366,000        40

                                     PERCENTAGE OF NET REVENUES
                                          THREE MONTHS ENDED
                                               JUNE 30
                                  ---------------------------------

CONSOLIDATED:                     1998                         1997
------------                      ----                         ----


Net Sales                      $18,733,000      100%       $12,270,000      100%
Cost of Sales                   11,200,000       60          7,409,000       60
Other Operating Income             779,000        4            492,000        4
Operating Expenses               6,681,000       36          4,749,000       39
Income from Operations           1,631,000        9            604,000        5
Interest Income (Expense) Net     (46,000)        0            (1,000)        0
Income Before Income Taxes       1,585,000        8            603,000        5
Net Income                         881,000        5            357,000        3

By Segment

WHOLESALE DIVISIONS:

STEVEN MADDEN, LTD.
Net Sales                      $12,003,000      100%        $8,177,000      100%
Cost of Sales                    7,615,000       63          5,156,000       63
Other Operating Income              94,000        1             24,000        0
Operating Expenses               3,254,000       27          2,965,000       36
Income from Operations           1,228,000       10             80,000        1

DIVA ACQUISITION CORP.
Net Sales                         $920,000      100%        $1,842,000      100%
Cost of  Sales                     911,000       99          1,274,000       69
Operating Expenses                 313,000       34            572,000       31
Income (Loss) from Operations     (304,000)     (33)            (4,000)       0

STEVEN MADDEN RETAIL INC.:

Net Sales                       $5,810,000      100%        $2,091,000      100%
Cost of Sales                    2,674,000       46            830,000       40
Operating Expenses               2,741,000       47            935,000       45
Income from Operations             395,000        7            326,000       16

                                     PERCENTAGE OF NET REVENUES
                                         THREE MONTHS ENDED
                                               JUNE 30
                                  ---------------------------------
By Segment (Continued)

ADESSO MADDEN INC.:               1998                         1997
-------------------               ----                         ----
 (FIRST COST)

Net Sales                              ---        ---       $160,000        ---
Cost of Sales                          ---        ---        149,000        ---
Commission Revenue                $685,000        ---        468,000        ---
Total Operating Revenue            685,000        100%       479,000        100%
Operating Expenses                 373,000         54        277,000         58
Income from Operations             312,000         46        202,000         42



RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

CONSOLIDATED:

Sales for the six months ended June 30, 1998 were $35,244,000 or 38% higher than the $25,488,000 recorded in the comparable period of 1997. The increase in sales is due to several factors including additional wholesale accounts, increased reorders, EDI size replenishment, increased retail sales due to the opening of thirteen retail stores during 1997, one retail store in the first quarter of 1998, three retail stores and an outlet store in the second quarter of 1998. As a result of additional distribution, management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales.

Cost of sales as a percentage of sales decreased 4% from 63% in 1997 to 59% in 1998. Increased sales volume has allowed the Company to purchase in larger volume, resulting in a lower cost per pair. Also, the purchase of a higher percentage of shoes from overseas suppliers, resulted in a lower cost per pair as compared to 1997. Gross profit as a percentage of sales increased 4% from 37% in 1997 to 41% in 1998.

Selling, general and administrative (SG&A) expenses increased by 45% to $13,132,000 in 1998 from $9,058,000 in 1997. The increase in the first six months of 1998 reflects the costs incurred in implementing the Company's strategic plan to strengthen its management team and infrastructure, thereby laying the foundation for future growth. The increase in SG&A is due primarily to a 65% increase in payroll, bonuses and related expenses from $3,255,000 in 1997 to $5,382,000 in 1998. Additionally, the Company focused its efforts on marketing and advertising thus increasing those expenses by 58% from $678,000 in 1997 to $1,073,000 in 1998. Also, the increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, legal, printing/supplies and depreciation expenses by 114% from $1,459,000 in 1997 to $3,125,000 in 1998.

Income from operations for 1998 was $2,970,000 which represents an increase of $1,702,000 or 134% over the income from operations of $1,268,000 in 1997. Net income increased by 118% to $1,654,000 in 1998 from $758,000 in 1997.

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale"), accounted for $22,302,000 or 63% and $17,588,000 or 69% of total sales in 1998 and 1997, respectively. Cost of sales as a percentage of sales has decreased by 2% from 64% in 1997 to 62% in 1998 in Madden Wholesale. Gross profit as a percentage of sales increased 2% from 36% in 1997 to 38% in 1998. Operating expenses increased by 17%, from $5,856,000 in 1997 to $6,840,000 in 1998. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding EDI size replenishment inventory. Operating expenses have also increased due to the development of a new line of sneakers and the hiring of additional personnel to facilitate future growth of footwear classifications/extensions. Wholesale income from operations for the six month period ended June 30, 1998 was $1,847,000 compared to income from operations of $560,000 for the six month period ended June 30, 1997.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $2,849,000 or 8%, and $3,034,000 or 12%, of total sales in 1998 and 1997, respectively. The Company believes that the decrease in sales is primarily due to the introduction of a new management team in the first quarter of 1998 for Diva and the implementation of certain modifications to Diva's business which the Company expects will enhance operations in the future. Cost of sales as a percentage of sales has increased by 13% from 69% in 1997 to 82% in Diva Wholesale, primarily as a result of a higher markdowns experienced in the second quarter of 1998. Gross profit as a percentage of sales decreased from 31% in 1997 to 18% in 1998 due to the same reason mentioned above. Operating expenses decreased by 34% from $1,034,000 in 1997 to $678,000 in 1998 due to decreases in administrative payroll, selling and designing expenses. Loss from operations from Diva was $165,000 in 1998 compared to a loss of $87,000 in 1997.

RETAIL DIVISION:

Sales from the Retail Division accounted for $10,093,000 or 29% and $3,645,000 or 14% of total revenues in 1998 and 1997, respectively. The comparable stores sales for the first six months increased 9% over the same period of 1997. The increase in Retail Division sales is primarily due to the Company's opening of retail stores in Queens Center Mall in Elmhurst, NY and Lenox Square Mall in Atlanta, GA, in the second quarter of 1997, Willowbrook Mall in Wayne, NJ; Cherry Hill Mall in Cherry Hill, NJ; Staten Island Mall in Staten Island, NY; Glendale Galeria in Glendale, CA and Montgomery Mall in Bethesda MD, in the third quarter of 1997, Southshore Plaza in Braintree, MA; David Aaron in New York, NY; Smithhaven Mall in Lakegrove, NY; Coconut Grove Mall in Coconut Grove, FL; Broward Mall in Plantation, FL; Valleyfair Shopping Center in Santa Clara, CA, in the fourth quarter of 1997, Aventura Mall in Aventura, FL, in the first quarter of 1998, Brea Mall in Brea, CA; Westside Pavilon in Los Angeles, CA; South Coast Plaza Mall in Costa Mesa, CA and the Company also opened an outlet store in Mineola, NY all of which generated aggregate sales of $6,116,000. Gross profit as a percentage of sales has decreased by 1% from 56% in 1997 to 55% in 1998. Selling, general and administrative expenses for the Retail Division increased to $4,924,000 or 49% of sales in 1998 from $1,629,000 or 45% of sales in 1997. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening thirteen additional stores in 1997, one additional store in first quarter of 1998 and the addition of a retail warehouse at 43-15 38th Street, Long Island City, NY. Income from operations from the retail division was $610,000 in 1998 compared to income from operations of $429,000 in 1997.

OTHER:

Adesso-Madden, a wholly owned subsidiary of the Company, generated commission revenues of $1,368,000 for the first six months of 1998 which represents an increase of $463,000 or 51% over the commission revenues of $905,000 in 1997 due to additional accounts. Operating expenses increased by 28% from $539,000 in 1997 to $690,000 in 1998 due to increases in selling and commission, payroll and payroll related expenses, and telephone expenses. Income from operations from Adesso-Madden was $678,000 in 1998 compared to an income of $366,000 in 1997.

THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997

CONSOLIDATED:

Sales for the three months ended June 30, 1998 were $18,733,000 or 53% higher than the $12,270,000 recorded in the comparable period of 1997. The increase in sales is due to several factors including additional wholesale accounts, increased reorders, EDI size replenishment, increased retail sales due to the opening of thirteen retail stores during 1997, one retail store in the first quarter of 1998, three retail stores and an outlet store in the second quarter of 1998. As a result of additional distribution, management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales. Cost of sales and Gross profit approximately remains the same as a percentage of sales, primarily as a result of higher markdowns experienced in the second quarter of 1998.

Selling, general and administrative (SG&A) expenses increased by 41% to $6,681,000 in 1998 from $4,749,000 in 1997. The increase in the second quarter of 1998 reflects the costs incurred in implementing the Company's strategic plan to strengthen its management team and infrastructure, thereby laying the foundation for future growth. The increase in SG&A is due primarily to a 66% increase in payroll, bonuses and related expenses from $1,747,000 in 1997 to $2,907,000 in 1998. Also, the increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, legal, stock related, printing/supplies and depreciation expenses by 115% from $843,000 in 1997 to $1,813,000 in 1998.

Income from operations for 1998 was $1,631,000 which represents an increase of $1,027,000 or 170% over the income from operations of $604,000 in 1997. Net income increased by 147% to $881,000 in 1998 from $357,000 in 1997.

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale"), accounted for $12,003,000 or 64% and $8,177,000 or 67% of total sales in 1998 and 1997, respectively. Cost of sales and gross profit remains the same as a percentage of sales in 1998 over same period of 1997 in Madden Wholesale. Operating expenses increased by 10%, from $2,965,000 in 1997 to $3,254,000 in 1998. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding EDI size replenishment inventory. Operating expenses have also increased due to the development of a new line of sneakers and the hiring of additional personnel to facilitate future growth of footwear classifications/extensions. Wholesale income from operations for the three month period ended June 30, 1998 was $1,228,000 compared to income from operations of $80,000 for the three month period ended June 30, 1997.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $920,000 or 5%, and $1,842,000 or 15%, of total sales in 1998 and 1997, respectively. The Company believes that the decrease in sales is primarily due to the introduction of a new management team in the first quarter of 1998 for Diva and the implementation of certain modifications to Diva's business which the Company expects will enhance operations in the future. Cost of sales as a percentage of sales has increased by 30% from 69% in 1997 to 99% in Diva Wholesale, primarily as a result of a higher markdowns experienced in second quarter. Gross profit as a percentage of sales decreased from 31% in 1997 to 1% in 1998 due the same reason mentioned above. Operating expenses decreased by 45% from $572,000 in 1997 to $313,000 in 1998 due to decreases in administrative payroll, selling and designing expenses. Loss from operations from Diva was $304,000 in 1998 compared to a loss of $4,000 in 1997.

RETAIL DIVISION:

Sales from the Retail Division accounted for $5,810,000 or 31% and $2,091,000 or 17% of total revenues in 1998 and 1997, respectively. The comparable stores sales for the three month period ended June 30, 1998 increased 15% over the same period of 1997. The increase in Retail Division sales is primarily due to the Company's opening of retail stores in Queens Center Mall in Elmhurst, NY and Lenox Square Mall in Atlanta, GA, in the second quarter of 1997, Willowbrook Mall in Wayne, NJ; Cherry Hill Mall in Cherry Hill, NJ; Staten Island Mall in
Staten Island, NY; Glendale Galeria in Glendale, CA and Montgomery Mall in Bethesda MD, in the third quarter of 1997, Southshore Plaza in Braintree, MA; David Aaron in New York, NY; Smithhaven Mall in Lakegrove, NY; Coconut Grove Mall in Coconut Grove, FL; Broward Mall in Plantation, FL; Valleyfair Shopping Center in Santa Clara, CA, in the fourth quarter of 1997, Aventura Mall in Aventura, FL, in the first quarter of 1998, Brea Mall in Brea, CA; Westside Pavilon in Los Angeles, CA; South Coast Plaza Mall in Costa Mesa, CA and the Company also opened an outlet store in Mineola, NY all of which generated aggregate sales of $3,413,000. Gross profit as a percentage of sales has decreased by 6% from 60% in 1997 to 54% in 1998. Selling, general and administrative expenses for the Retail Division increased to $2,741,000 or 47% of sales in 1998 from $935,000 or 45% of sales in 1997. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening thirteen additional stores in 1997, one additional store in first quarter of 1998, three additional stores and one an outlet store in second quarter of 1998, and the addition of a retail warehouse at 43-15 38th Street, Long Island City, NY. Income from operations from the retail division was $395,000 in 1998 compared to income from operations of $326,000 in 1997.

OTHER:

Adesso-Madden, a wholly owned subsidiary of the Company, generated commission revenues of $685,000 for the three month period ended June 30, 1998 which represents an increase of $206,000 or 43% over the commission revenues of $479,000 in 1997 due to sales from additional accounts. Operating expenses increased by 35% from $277,000 in 1997 to $373,000 in 1998 due to increases in selling and commission, payroll and payroll related expenses, and telephone expenses. Income from operations from Adesso-Madden was $312,000 in 1998 compared to an income of $202,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $20,315,000 at June 30, 1998 which represents an increase of $5,356,000 in working capital from June 30, 1997.

In November 1997, Steven Madden, Ltd., engaged Hambrecht & Quist, LLC as its exclusive placement agent in connection with a potential private placement of its securities. A private placement of the Company's securities was not consummated and, in May 1998, the Company terminated the engagement of Hambercht & Quist.

As of July 9, 1998, the Board of Directors of the Company approved the redemption of all of the Company's outstanding Class B Redeemable Common Stock Purchase Warrants (the "Class B Warrants). Warrantholders have until the close of business on August 13, 1998 to exercise their Class B warrants for the purchase of shares of Common Stock at an exercise price of $5.50 per share. Should a warrantholder fail to exercise the Class B Warrants held thereby by such date, the Company will redeem them on August 14, 1998 by paying $.05 for each outstanding Class B Warrant. If all of the Class B Warrants are exercised, the Company anticipates receiving a total of approximately $10,000,000. During July 1998 the Company received approximately $1,805,000 from the exercise of Class B Warrants.

The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately fifty percent (50%) of its products to department stores, including Federated Department Stores (Bloomingdales, Burdines, Macy's East, Macy's West and Rich's) May Department Stores, Dillards, Nordstorm's, Dayton Hudson and approximately fifty percent (50%) to specialty stores, including shoe stores such as Edison (Wild Pair, Bakers/Leeds) and junior clothing stores such as Urban Outfitters. Federated Department Stores presently accounts for approximately 16% of the Company's sales.

OPERATING ACTIVITIES

During the six month period ended June 30, 1998, cash used by operating activities was $2,737,000. Uses of cash arose principally from an increase in accounts receivable factored of $1,858,000, an increase in inventories of $1,768,000, an increase in prepaid expenses and other assets of $186,000, a decrease in accounts payable and accrued expenses of $518,000, a decrease in accrued bonuses of $424,000 and an increase in prepaid taxes of $507,000.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2009. Future obligations under these lease agreements total $20,324,000.

The Company has employment agreements with various officers currently providing for aggregate annual salaries of approximately $1,145,000, subject to annual bonuses and annual increases as may be determined by the Company's Board of Directors. In addition, as part of the employment agreements, the Company is committed to pay incentive bonuses based on income before interest and taxes to the officers.

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

INVESTING ACTIVITIES

During the six month period ended June 30, 1998, the Company used cash of $1,273,000 to acquire computer equipment and make leasehold improvements on new retail stores, warehouse space and office space. The Company also sold investment securities resulting in proceeds of $1,991,000.

FINANCING ACTIVITIES

During the six month period ended June 30, 1998, the Company received $2,483,000 from the exercise of options and warrants. In addition, during July 1998 the Company received approximately $1,805,000 from the exercise of Class B Warrants.

LICENSE AGREEMENTS

During the second quarter of 1997, the Company entered into three license agreements for hosiery, jewelry and ready-to-wear, bringing the total number of license agreements to six, including three license agreements entered into during the year ended December 31, 1997 for handbags, sunglasses and outerwear. The Company added its seventh license, Van Mar, Inc. for Steve Madden intimates which contract commenced on April 1, 1998 and the Company also extended its agreement with CO International to include hair accessories in Canada due to requests from customers. The Company is exploring additional licensing opportunities.

On April 21, 1998 the Company signed a License Agreement R.S.V. Sport, Inc., pursuant to which the Company has the right to use the l.e.i. trademark in connection with the sale of women and girls footwear. R.S.V. Sport, Inc., is a $130 million jeanswear company and is among the most popular jean brands for young women ages 12 to 20. This provides the Company with the opportunity to market shoes to a different customer base than those customers presently targeted by the Steve Madden brand. The line will be offered at lower retail prices than the Steve Madden brand.

YEAR 2000

The Company recognizes that a challenging problem exits in that many computer systems worldwide do not have the capability of recognizing the year 2000 or the years thereafter. No easy technological "quick fix" has yet been developed for this problem. The Company is expending approximately $200,000 to assure that its computer systems are reprogrammed in time to effectively deal with transactions in the year 2000 and beyond. This "year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals. Such failures of the Company and/or third parties' computer systems could have a material adverse effect on the Company and its business in the future.

INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

                                     PART II

ITEM 1.
LEGAL PROCEEDINGS

LEVENSON v. DIVA, et. al.
SISKIN v. DIVA and STEVEN MADDEN, LTD.
--------------------------------------

The lawsuits commenced by Yves Levenson, the former president of Diva Acquisition Corp. ("Diva"), and by David Siskin, the former Vice President of Design, discussed in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998, were consolidated into a single lawsuit by order of the New York State Supreme Court on or about June 24, 1998.

The Company, Diva and the Company's Chief Executive Officer filed answers to the plaintiffs' allegations on or about June 15, 1998 and the parties have commenced discovery, which is scheduled to conclude by November 23, 1998.

The Company continues to believe that Mr. Levenson's claims and Mr. Siskin's claims are without merit, and will continue to contest those claims vigorously.


OOGA v. STEVEN MADDEN, LTD., et. al.
------------------------------------

On or about June 30, 1998, the settlement negotiations relating to the lawsuit commenced by Ooga Associates Corp. ("Ooga"), discussed in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998, were terminated. Accordingly, on July 06, 1998, the Company and certain wholly-owned subsidiaries also named as defendants in the action, filed a motion to dismiss four of the claims asserted in Ooga's complaint. The sole additional defendant in the action, Stav Efrat, who is currently an employee of the Company, filed an answer to Ooga's complaint and also filed a third-party complaint, asserting claims against Ooga's principal, on or about June 05, 1998.

The Company believes that Ooga's claims are without merit and intends to contest them vigorously.


DIVA v.d. AARON
---------------

The Complaint filed by Diva in United States District Court for the Southern District of New York and asserting federal trademark claims and additional state law claims against D. Aaron, Inc. and six other defendants, discussed in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998, was served on all of the defendants during May and June, 1998. On July 15, 1998, those defendants, including Yves Levenson and David Siskin, filed a motion to dismiss Diva's complaint. Diva has contested that motion, which will be fully submitted to the Court as of August 21, 1998.

Diva intends to prosecute its claims in this action vigorously.

ITEM  2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

As of May 1, 1998, the Company's wholly owned subsidiary, Shoe Biz, Inc., formerly known as Steven Madden Outlets, Inc., acquired certain assets and assumed certain liabilities of Daniel Scott, Inc., a footwear retailer. In exchange for the assets, the Company issued 64,520 shares of its Common Stock which shares were issued pursuant to Section 4(2) of the Securities Act of 1933. Subsequently, the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 covering such shares. On July 27, 1998, the registration statement was declared effective by the Commission.

As of July 9, 1998, the Board of Directors of the Company approved the redemption of all of the Company's outstanding Class B Redeemable Common Stock Purchase Warrants (the "Class B Warrants). A Notice of Redemption was mailed to all Class B Warrantholders to advise them under the terms of the Warrant Agreement between the Company and the American Stock Transfer and Trust Company, as warrant agent, the Company was exercising its right to redeem and cancel all of the Company's Class B Warrants. Accordingly, warrantholders have until the close of business on August 13, 1998 to exercise their Class B warrants for the purchase of shares of Common Stock at an exercise price of $5.50 per share. Should a warrantholder fail to exercise the Class B Warrants held thereby by such date, the Company will redeem them on August 14, 1998 by paying $.05 for each outstanding Class B Warrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 22, 1998, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals.

(a) ELECTION OF DIRECTORS. The following Directors were reelected for a term of one (1) year to the Board of Directors of the Company: (i) Rhonda Brown (8,312,614 votes for, 87,900 withheld),; (ii) Steven Madden (8,312,614 votes for, 87,900 vote withheld); Arvind Dharia (8,312,614 votes for, 87,900 votes withheld); (iv) John Basile (8,312,614 votes for, 87,900 votes withheld); (v) John L. Madden (8,312,314 votes for, 88,200 votes withheld),
     (vi) Peter Migliorini  (8,312,314  votes for, 88,200 votes  withheld);  and
     (vii) Les Wagner (8,312,314 votes for, 88,200 votes withheld).

(b) 1998 STOCK PLAN. The Company's 1998 Stock Plan covering 1,000,000 shares of Common Stock was approved by the stockholders of the Company (5,019,729 votes for, 908,440 votes against, 59,100 votes withheld). As of August 6, 1998, 300,000 options have been issued by the Company under the 1998 Stock Plan.

(c) REINCORPORATION IN THE STATE OF DELAWARE. In order to effect a reincorporation of the Company in the State of Delaware, a merger of the Company with and into a wholly-owned Delaware subsidiary was approved by the stockholders of the Company (5,838,060 votes for, 121,209 votes against, and 29,500 votes withheld).

 (d) APPOINTMENT OF AUDITORS. The appointment of Richard A. Eisner & Company, LLP, as independent auditors of the Company, for fiscal year 1998 was approved by the stockholders of the Company (7,603,549 votes for, 777,390 votes against, and 19,575 votes withheld).

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                         STEVEN MADDEN, LTD.


                                         /s/ ARVIND DHARIA
                                         ----------------------------
                                             Arvind Dharia
                                             Chief Financial Officer


DATE:  August 11, 1998