Form 10-Q
period 1998-09-30
MADDEN STEVEN LTD
filed 1998-11-10
CIK 913241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1998
--------------------------------------------------------------------------------

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________    to     ___________________

For Quarter Ended September 30, 1998       Commission File Number 0-23702
                  ------------------                              -------

                               STEVEN MADDEN, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           New York                                      13-3588231
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

52-16 Barnett Avenue, Long Island City, New York                  11104
--------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (718) 446-1800
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes [ X ]    No [  ]

    Class                             Outstanding as of  November 05, 1998
Common Stock                                       10,876,893

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                               SEPTEMBER 30, 1998


                                TABLE OF CONTENTS



PART I-  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements:

         Consolidated Balance Sheets......................................     3

         Consolidated Statements of Operations............................     4

         Consolidated Statement of Cash Flows.............................     5

         Notes to condensed consolidated
           financial statements...........................................     6

ITEM 2.  Management's discussion and analysis
           of financial condition and results of
           operations.....................................................     8

PART II- OTHER INFORMATION
ITEM 1.  Legal Proceedings................................................    19

ITEM 2.  Changes in Securities and Use of Proceeds........................    20

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
                                                                                   September 30,   December 31,
                                                                                       1998           1997
                                                                                   ------------    ------------
                                                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                       $ 15,219,000    $  3,887,000
   Investments                                                                                        1,991,000
   Accounts receivable - nonfactored (net of allowances for doubtful accounts of
      $460,000 at September 30, 1998 and $351,000 at December 31, 1997)                 838,000       1,127,000
   Due from factor (net of allowances for doubtful accounts of $350,000
      at September 30, 1998 and $335,000 at December 31, 1997)                       10,200,000       4,821,000
   Inventories                                                                        6,133,000       5,081,000
   Prepaid advertising                                                                  278,000         441,000
   Prepaid expenses and other current assets                                          1,512,000       1,698,000
   Prepaid taxes                                                                        686,000         624,000
                                                                                   ------------    ------------

        Total current assets                                                         34,866,000      19,670,000
                                                                                   ------------    ------------

Property and equipment, net                                                           7,701,000       5,931,000
                                                                                   ------------    ------------

Other assets:
   Prepaid advertising, less current portion                                            945,000       1,041,000
   Deferred taxes                                                                       401,000         401,000
   Deposits and other                                                                   206,000         258,000
   Cost in excess of fair value of net assets acquired (net of accumulated amortization of $263,000 at September 30, 1998 and $170,000 at
      December 31, 1997)                                                              2,501,000       1,976,000
                                                                                   ------------    ------------

        Total other assets                                                            4,053,000       3,676,000
                                                                                   ------------    ------------

                                                                                   $ 46,620,000    $ 29,277,000
                                                                                   ============    ============

LIABILITIES
Current liabilities:
   Current portion of lease payable                                                $     99,000    $    105,000
   Accounts payable and accrued expenses                                              2,282,000       2,032,000
   Accrued bonuses                                                                      194,000         593,000
   Other current liabilities                                                            351,000         395,000
                                                                                   ------------    ------------

        Total current liabilities                                                     2,926,000       3,125,000
                                                                                   ------------    ------------

Lease payable, less current portion                                                     304,000         359,000
                                                                                   ------------    ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value, 60,000,000 shares authorized, 10,876,393 issued and outstanding at September 30, 1998 and 8,429,073 issued and
   outstanding at December 31, 1997                                                       1,000           1,000
Additional paid-in capital                                                           36,262,000      21,721,000
Unearned compensation                                                                (1,741,000)     (1,281,000)
Retained earnings                                                                     9,343,000       5,809,000
Treasury stock at cost (104,700 shares at September 30, 1998 and 101,800 shares
   at December 31, 1997)                                                               (475,000)       (457,000)
                                                                                   ------------    ------------

                                                                                     43,390,000      25,793,000
                                                                                   ------------    ------------
                                                                                   $ 46,620,000    $ 29,277,000
                                                                                   ============    ============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                    Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                               ----------------------------    ----------------------------
                                                   1998            1997            1998            1997
                                               ------------    ------------    ------------    ------------
Net sales                                      $ 23,991,000    $ 18,055,000    $ 59,235,000    $ 43,542,000

Cost of sales                                    13,908,000      10,192,000      34,593,000      26,208,000
                                               ------------    ------------    ------------    ------------

Gross profit                                     10,083,000       7,863,000      24,642,000      17,334,000

Other revenue                                       992,000         748,000       2,535,000       1,601,000

Operating expenses                               (7,872,000)     (7,108,000)    (21,004,000)    (16,159,000)
                                               ------------    ------------    ------------    ------------

Income from operations                            3,203,000       1,503,000       6,173,000       2,776,000

Interest income (expense), net                       40,000         (25,000)        (32,000)        (27,000)
                                               ------------    ------------    ------------    ------------

Income before provision for income taxes          3,243,000       1,478,000       6,141,000       2,749,000

Provision for income taxes                        1,363,000         597,000       2,607,000       1,111,000
                                               ------------    ------------    ------------    ------------

Net income                                     $  1,880,000    $    881,000    $  3,534,000    $  1,638,000
                                               ============    ============    ============    ============

Basic income per share                         $        .19    $        .11    $        .39    $        .21
                                               ============    ============    ============    ============

Diluted income per share                       $        .17    $        .10    $        .33    $        .17
                                               ============    ============    ============    ============

Weighted average common shares outstanding -
   basic income per share                         9,948,378       8,020,846       9,017,914       7,976,312

Effect of potential common shares                 1,409,624         529,176       1,781,127       1,931,990
                                               ------------    ------------    ------------    ------------

Weighted average common shares outstanding -
   diluted income per share                      11,358,002       8,550,022      10,799,041       9,908,302
                                               ============    ============    ============    ============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                              ----------------------------
                                                                                  1998             1997
                                                                              ------------    ------------
Cash flows from operating activities:
   Net income                                                                 $  3,534,000    $  1,638,000
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                              959,000         907,000
        Deferred compensation                                                      196,000         127,000
        Provision for bad debts                                                    124,000         181,000
        Options issued for consulting services                                     142,000          23,000
        Excess of fair market value over option price on stock option grant                         16,000
        Deferred rent expense                                                      274,000
        Changes in:
           Accounts receivable - nonfactored                                       180,000        (201,000)
           Due from factor                                                      (5,394,000)     (2,919,000)
           Inventories                                                            (878,000)       (100,000)
           Prepaid expenses and other assets                                       497,000         411,000
           Accounts payable and accrued expenses                                   114,000       1,122,000
           Accrued bonuses                                                        (399,000)         95,000
           Other current liabilities                                              (318,000)        317,000
           Tax liability                                                           (62,000)        837,000
                                                                              ------------    ------------

             Net cash provided by (used in) operating activities                (1,031,000)      2,454,000
                                                                              ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                                           (2,605,000)     (2,752,000)
   Sale of investment securities                                                 1,991,000
   Payments in connection with acquisition of business                             (19,000)
                                                                              ------------    ------------

             Net cash used in investing activities                                (633,000)     (2,752,000)
                                                                              ------------    ------------

Cash flows from financing activities:
   Proceeds from options and warrants exercised                                 13,075,000         381,000
   Repayment of lease obligations                                                  (61,000)        (80,000)
   Purchase of treasury stock                                                      (18,000)
                                                                              ------------    ------------
             Net cash provided by financing activities                          12,996,000         301,000
                                                                              ------------    ------------

Net increase in cash and cash equivalents                                       11,332,000           3,000
Cash and cash equivalents - beginning of period                                  3,887,000       6,151,000
                                                                              ------------    ------------

Cash and cash equivalents - end of period                                     $ 15,219,000    $  6,154,000
                                                                              ============    ============

Supplemental disclosures of noncash investing and financing activities:
   Acquisition of leased assets                                                               $    359,000
   Issuance of common stock for debt                                                          $    645,000
   Issuance of stock options in connection with employment agreement                          $  1,345,000
   Issuance of common stock in connection with acquisition of business        $    668,000

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998


NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") as of September 30, 1998, and the results of its operations, changes in stockholders' equity and cash flows for the nine and three-month periods then ended. The results of operations for the nine and three-month periods ended September 30, 1998 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1997 included in the Steve Madden, Ltd. Form 10-KSB.


NOTE B - INVENTORIES

Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market.


NOTE C - NET INCOME PER SHARE OF COMMON STOCK

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted Statement No. 128 and has retroactively applied the effects thereof for all periods presented. The impact on the per share amounts previously reported was not significant.


NOTE D - PENDING LITIGATION

[1]    Levenson and Siskin v. Diva Acquisition Corp., et al:

       This lawsuit, brought by the former President and the former Vice President of Design of Diva Acquisition Corp., a wholly owned subsidiary of the Company, principally alleges that those individuals were fired without cause, remains in the discovery phase.

       The Company continues to believe that Mr. Levenson's claims and Mr. Siskin's claims are without merit and is, accordingly, contesting those claims vigorously.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998


NOTE D - PENDING LITIGATION (CONTINUED)

[2]    Ooga v. Steven Madden, Ltd., et al.:

       On September 23, 1998, the plaintiff in this lawsuit, Ooga Associates Corp. ("Ooga"), (i) applied for a preliminary injunction to enjoin, inter alia, the Company's use of certain designs and drawings claimed to be proprietary to Ooga, and (ii) sought leave to amend its complaint to add claims against the Company's Chief Executive Officer and an architectural firm, the Tricarico Group, retained by the Company to prepare construction drawings for certain of the Company's retail stores. At a hearing held on October 22, 1998, the Court denied Ooga's application for a preliminary injunction and reserved decision on the remainder of its motion.

       On October 22, 1998, the Court further indicated its intention to dismiss Ooga's claim that the Company had breached an oral agreement to use Ooga exclusively to design and build the Company's retail stores. Accordingly, upon entry of the Court's order, Ooga's claims against the Company and certain of its subsidiaries will arise solely from its allegations that the Company made false representations regarding the alleged agreement, misappropriated allegedly proprietary designs belonging to Ooga, and improperly induced Stav Efrar, now an employee of the Company, to breach fiduciary duties that he allegedly owed to Ooga. Discovery on those claims (and the claims against the other defendants) will likely commence in the coming weeks and must be concluded by April 22, 1999.

       The Company believes that Ooga's remaining claims are without merit and its damages, if any, are nominal in nature. The Company intends to contest Ooga's lawsuit vigorously.

[3]    Diva Acquisition Corp. v. D. Aaron, Inc., et al:

       Defendants' motion to dismiss this lawsuit, as disclosed in the Company's Form 10-Q for the quarter ended June 30, 1998, was denied by the Court on September 16, 1998. Accordingly, the parties are currently engaged in discovery, and Diva continues to prosecute its claims vigorously.

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

The following table sets forth information on operations for the periods indicated:


                                       PERCENTAGE OF NET REVENUES
                                           NINE MONTHS ENDED
                                             SEPTEMBER 30

Consolidated:                        1998                      1997
------------                         ----                      ----

Net Sales                       $ 59,235,000       100%   $ 43,542,000      100%
Cost of Sales                     34,593,000        58      26,208,000       60
Other Operating Income             2,535,000         4       1,601,000        4
Operating Expenses                21,004,000        35      16,159,000       37
Income from Operations             6,173,000        10       2,776,000        7
Interest Income (Expense) Net        (32,000)        0         (27,000)       0
Income Before Income Taxes         6,141,000        10       2,749,000        7
Net Income                         3,534,000         6       1,638,000        4

                                       PERCENTAGE OF NET REVENUES
                                           NINE MONTHS ENDED
                                             SEPTEMBER 30

By Segment                            1998                     1997
                                      ----                     ----

WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
Net Sales                       $ 37,506,000      100%    $ 29,104,000      100%
Cost of Sales                     23,342,000       62       17,955,000       62
Other Operating Income               391,000        1           62,000        0
Operating Expenses                10,724,000       29       10,211,000       35
Income from Operations             3,831,000       10        1,000,000        3

Diva Acquisition Corp.
----------------------
Net Sales                       $  3,726,000      100%    $  5,090,000      100%
Cost of  Sales                     3,001,000       81        3,307,000       65
Operating Expenses                   995,000       27        1,821,000       36
Income (Loss) from Operations       (270,000)      (7)         (38,000)      (1)

L.E.I. Footwear:
----------------
Net Sales                       $    722,000      100%              --       --
Cost of sales                        454,000       63               --       --
Operating Expenses                   250,000       35               --       --
Income from Operations                18,000        2               --       --

STEVEN MADDEN RETAIL INC.:
--------------------------

Net Sales                       $ 17,281,000      100%    $  8,129,000      100%
Cost of Sales                      7,796,000       45        3,815,000       47
Operating Expenses                 8,043,000       47        3,285,000       40
Income from Operations             1,442,000        8        1,029,000       13

ADESSO MADDEN INC.:
-------------------
(FIRST COST)

Net Sales                                 --       --     $  1,219,000       --
Cost of Sales                             --       --        1,131,000       --
Commission Revenue                        --       --        1,539,000       --
Total Operating Revenue         $  2,144,000      100%       1,627,000      100%
Operating Expenses                   992,000       46          842,000       52
Income from Operations             1,152,000       54          785,000       48

                                       PERCENTAGE OF NET REVENUES
                                           THREE MONTHS ENDED
                                              SEPTEMBER 30

Consolidated:                        1998                      1997
------------                         ----                      ----

Net Sales                       $ 23,991,000      100%    $ 18,055,000      100%
Cost of Sales                     13,908,000       58       10,192,000       57
Other Operating Income               992,000        4          748,000        4
Operating Expenses                 7,872,000       33        7,108,000       39
Income from Operations             3,203,000       13        1,503,000        8
Interest Income (Expense) Net         40,000        0          (25,000)       0
Income Before Income Taxes         3,243,000       13        1,478,000        8
Net Income                         1,880,000        8          881,000        5

By Segment

WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
Net Sales                       $ 15,204,000      100%    $ 11,515,000      100%
Cost of Sales                      9,552,000       63        6,744,000       58
Other Operating Income               216,000        1           24,000        0
Operating Expenses                 3,924,000       26        4,355,000       38
Income from Operations             1,944,000       13          440,000        4

Diva Acquisition Corp.
----------------------
Net Sales                       $    877,000      100%    $  2,056,000      100%
Cost of  Sales                       665,000       76        1,220,000       59
Operating Expenses                   317,000       36          788,000       38
Income (Loss) from Operations       (105,000)     (12)          48,000        3

L.E.I. Footwear
---------------
Net Sales                       $    722,000      100%              --       --
Cost of Sales                        454,000       63               --       --
Operating Expenses                   210,000       29               --       --
Income from Operations                58,000        8               --       --

                                  PERCENTAGE OF NET REVENUES
                                      THREE MONTHS ENDED
                                         SEPTEMBER 30

By Segment (Continued)

STEVEN MADDEN RETAIL INC.:        1998                  1997
--------------------------        -----                 ----

Net Sales                      $7,188,000     100%   $4,484,000     100%
Cost of Sales                   3,237,000      45     2,228,000      50
Operating Expenses              3,119,000      43     1,663,000      37
Income from Operations            832,000      12       593,000      13

ADESSO MADDEN INC.:
-------------------
(FIRST COST)

Other Operating Income         $  776,000     100%   $  724,000     100%
Operating Expenses                302,000      39       302,000      42
Income from Operations            474,000      61       422,000      58


RESULTS OF OPERATIONS

Nine months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

CONSOLIDATED:

Sales for the nine months ended September 30, 1998 were $59,235,000 or 36% higher than the $43,542,000 recorded in the comparable period of 1997. The increase in sales is due to several factors including additional wholesale accounts, increased reorders, EDI size replenishment, increased retail sales due to the opening of thirteen retail stores during 1997, one retail store in the first quarter of 1998, three retail stores and an outlet store in the second quarter of 1998 and four retail stores and one additional outlet store in the third quarter of 1998. As a result of additional distribution, management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales. Also, the Company's new LEI Wholesale Division ("LEI Wholesale") was launched in the third quarter of 1998 shipping to department stores throughout the country. LEI Wholesale generated revenue of $722,000 for the three month period ended September 30,1998.

Cost of sales as a percentage of sales decreased 2% from 60% in 1997 to 58% in 1998. Increased sales volume has allowed the Company to purchase in larger volume, resulting in a lower cost per pair. Gross profit as a percentage of sales increased 2% from 40% in 1997 to 42% in 1998.

Selling, general and administrative (SG&A) expenses increased by 30% to $21,004,000 in 1998 from $16,159,000 in 1997. The increase in SG&A is due primarily to a 55% increase in payroll, bonuses and related expenses from $5,536,000 in 1997 to $8,591,000 in 1998. Also, the increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, legal, printing/supplies and depreciation expenses by 89% from $2,633,000 in 1997 to $4,965,000 in 1998.

Income from operations for 1998 was $6,173,000 which represents an increase of $3,397,000 or 123% over the income from operations of $2,776,000 in 1997. Net income increased by 116% to $3,534,000 in 1998 from $1,638,000 in 1997.

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale"), accounted for $37,506,000 or 63% and $29,104,000 or 67% of total sales in 1998 and 1997, respectively. Cost of sales as a percentage of sales and gross margin as percentage of sales remains the same in Madden Wholesale. Operating expenses increased by 5%, from $10,211,000 in 1997 to $10,724,000 in 1998. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding EDI size replenishment inventory. Madden Wholesale income from operations for the nine month period ended September 30, 1998 was $3,831,000 compared to income from operations of $1,000,000 for the nine month period ended September 30, 1997.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $3,726,000 or 6%, and $5,090,000 or 12%, of total sales in 1998 and 1997, respectively. The Company believes that the decrease in sales is primarily due to the introduction of a new management team in the first quarter of 1998 for Diva and the implementation of certain modifications to Diva's business which the Company expects will enhance operations in the future. Cost of sales as a percentage of sales has increased from 65% in 1997 to 81% in Diva Wholesale, primarily as a result of a higher markdowns experienced in the second and third quarters of 1998. Gross profit as a percentage of sales decreased from 35% in 1997 to 19% in 1998 due to the same reason mentioned above. Operating expenses decreased by 45% from $1,821,000 in 1997 to $995,000 in 1998 due to decreases in administrative payroll, selling and designing expenses. Loss from operations from Diva was $270,000 in 1998 compared to loss from operations of $38,000 in 1997.

The Company's new LEI Wholesale Division ("LEI Wholesale") was launched shipping to department stores throughout the country in the third quarter of 1998. LEI Wholesale generated revenue of $722,000 for the three month period ended September 30, 1998. There have been substantial product reorders and the Company is committed to the business going forward.

RETAIL DIVISION:

Sales from the Retail Division accounted for $17,281,000 or 29% and $8,129,000 or 19% of total revenues in 1998 and 1997, respectively. The increase in Retail Division sales is primarily due to the Company's opening two additional retail stores in the second quarter of 1997, five in the third quarter of 1997, six in the fourth quarter of 1997, one in the first quarter of 1998, three retail stores and an outlet store in the second quarter of 1998, four retail stores and one additional outlet store in the third quarter of 1998 all of which generated aggregate sales of $8,993,000. Same store sales for the first nine months increased by 2% over the same period of 1997. This increase in same store sales is due to Company's ability to fill into best sellers by size. Gross profit as a percentage of sales has increased by 2% from 53% in 1997 to 55% in 1998. Selling, general and administrative expenses for the Retail Division increased to $8,043,000 or 47% of sales in 1998 from $3,285,000 or 40% of sales in 1997.
This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening thirteen additional stores in 1997, eight additional stores and two outlet stores during the nine month period ended September 30, 1998 and the addition of a retail warehouse at 43-15 38th Street, Long Island City, NY. Income from operations from the retail division was $1,442,000 in 1998 compared to income from operations of $1,029,000 in 1997.

FIRST COST DIVISION:

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $2,144,000 for the first nine months of 1998 which represents an increase of $517,000 or 32% over the commission revenues of $1,627,000 in 1997 due to having additional accounts. Operating expenses increased by 18% from $842,000 in 1997 to $992,000 in 1998 due to increases in sales commissions, payroll and payroll related expenses, and telephone expenses. Income from operations from Adesso-Madden was $1,152,000 in 1998 compared to income from operations of $785,000 in 1997.

Three months Ended September 30, 1998  vs. Three Months Ended September 30,
1997

CONSOLIDATED:

Sales for the three months ended September 30, 1998 were $23,991,000 or 33% higher than the $18,055,000 recorded in the comparable period of 1997. The increase in sales is due to several factors including additional wholesale accounts, increased reorders, EDI size replenishment, increased retail sales due to the opening of thirteen retail stores during 1997, one retail store in the first quarter of 1998, three retail stores, one outlet store in the second quarter of 1998, four retail stores and one additional outlet store in the third quarter of 1998.

As a result of additional distribution, management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales. Also, the Company's new LEI Wholesale Division ("LEI Wholesale") was launched in the third quarter of 1998 - shipping to department stores throughout the country. LEI Wholesale generated revenue of $722,000 for the three month period ended September 30,1998.

Cost of sales as a percentage of sales increase from 57% in 1997 to 58%, primarily as a result of markdowns experienced in the third quarter of 1998. Gross profit as a percentage of sales decreased from 43% in 1997 to 42% in 1998 due to the same reason mentioned above.

Selling, general and administrative (SG&A) expenses increased by 11% to $7,872,000 in 1998 from $7,108,000 in 1997. The increase in SG&A is due primarily to a 41% increase in payroll, bonuses and related expenses from $2,281,000 in 1997 to $3,209,000 in 1998. Also, the increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, printing/supplies and depreciation expenses by 86% from $854,000 in 1997 to $1,585,000 in 1998.

Income from operations for 1998 was $3,203,000 which represents an increase of $1,700,000 or 113% over the income from operations of $1,503,000 in 1997. Net income increased by 113% to $1,880,000 in 1998 from $881,000 in 1997.

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale"), accounted for $15,204,000 or 63% and $11,515,000 or 64% of total sales in 1998 and 1997, respectively. Cost of sales as a percentage of sales increased from 58% in 1997 to 63% in 1998. Gross profit as a percentage of sales decreased from 42% in 1997 to 37% in 1998 in Madden Wholesale. Operating expenses decreased by 10%, from $4,355,000 in 1997 to $3,924,000 in 1998, primarily as a result of decrease in selling, marketing and advertising expenses. Madden Wholesale income from operations for the three month period ended September 30, 1998 was $1,944,000 compared to income from operations of $440,000 for the three month period ended September 30, 1997.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $877,000 or 4%, and $2,056,000 or 11%, of total sales in 1998 and 1997, respectively. The Company believes that the decrease in sales is primarily due to the introduction of a new management team in the first quarter of 1998 for Diva and the implementation of certain modifications to Diva's business which the Company expects will enhance operations in the future. Cost of sales as a percentage of sales has increased from 59% in 1997 to 76% in Diva Wholesale, primarily as a result of a higher markdowns experienced in the third quarter of 1998. Gross profit as a percentage of sales decreased from 42% in 1997 to 25% in 1998 due the same reason mentioned above. Operating expenses decreased by 60% from $788,000 in 1997 to $317,000 in 1998 due to decreases in administrative payroll, selling and designing expenses. Loss from operations from Diva was $105,000 in 1998 compared to income from operations of $48,000 in 1997.

The Company's new LEI Wholesale Division ("LEI Wholesale") was launched shipping to department stores throughout the country in the third quarter of 1998. LEI Wholesale generated revenue of $722,000 for the three month period ended September 30,1988. There have been substantial product reorders and the Company is committed to the business going forward.

RETAIL DIVISION:

Sales from the Retail Division accounted for $7,188,000 or 30% and $4,484,000 or 25% of total revenues in 1998 and 1997, respectively. The increase in Retail Division sales is primarily due to the Company's opening five additional retail stores in the third quarter of 1997, six in the fourth quarter of 1997, one in the first quarter of 1998, three retail stores and an outlet store in the second quarter of 1998, four retail stores and one additional outlet store in the third quarter of 1998 all of which generated aggregate sales of $3,269,000. Same store sales for the three month period ended September 30, 1998 decreased 4% over the same period of 1997. The Company's same store sales consist of eleven stores nine of which are stores located in the Northeast. These nine stores were affected by the warmer than normal weather causing a shift in the classifications of product being sold. The business shifted from boots last year at an average price of $99 to sandals this year at an average price of $58. Sandals comprised 27% of the business this year in same store sales versus 12% last year. Gross profit as a percentage of sales has increased by 5% from 50% in 1997 to 55% in 1998. Selling, general and administrative expenses for the Retail Division increased to $3,119,000 or 43% of sales in 1998 from $1,663,000 or 37% of sales in 1997. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening thirteen additional stores in 1997, eight additional retail stores and two outlet stores during nine month period ended September 30, 1998 and the addition of a retail warehouse at 43-15 38th Street, Long Island City, NY. Income from operations from the retail division was $832,000 in 1998 compared to income from operations of $593,000 in 1997.

FIRST COST DIVISION:

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $776,000 for the three month period ended September 30, 1998 which represents an increase of $52,000 or 7% over the commission revenues of $724,000 in 1997 due to sales from having additional accounts. Operating expenses remains the same in 1998 over the same period of 1997. Income from operations from Adesso-Madden was $474,000 in 1998 compared to income from operations of $422,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $31,940,000 at September 30, 1998 which represents an increase of $16,795,000 in working capital from September 30,1997.

As of July 9, 1998, the Board of Directors of the Company approved the redemption of all of the Company's outstanding Class B Redeemable Common Stock Purchase Warrants (the "Class B Warrants). Warrantholders had until the close of business on August 13, 1998 to exercise their Class B warrants for the purchase of shares of Common Stock at an exercise price of $5.50 per share. If a Warrantholder failed to exercise the Class B Warrants held thereby by such date, the Company had the right to redeem them by paying $.05 for each outstanding Class B Warrant. The Company redeemed 15,310 Class B Warrants. During the nine month period ended September 30,1998, the Company received net proceeds of $10,826,000 from the exercise of Class B Warrants.

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

OPERATING ACTIVITIES

During the nine month period ended September 30, 1998, cash used by operating activities was $1,031,000. Uses of cash arose principally from an increase in accounts receivable factored of $5,394,000 and an increase in inventories of $878,000, a decrease in accrued bonuses of $399,000 and a decrease in other current liabilities of $318,000.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2009. Future obligations under these lease agreements total approximately $25,000,000.

The Company has employment agreements with various officers currently providing for aggregate annual salaries of approximately $1,327,000, subject to annual bonuses and annual increases as may be determined by the Company's Board of Directors. In addition, as part of the employment agreements, the Company is committed to pay incentive bonuses based on income before interest, depreciation and taxes to the officers.

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

INVESTING ACTIVITIES

During the nine month period ended September 30, 1998, the Company used cash of $2,605,000 to acquire computer equipment and make leasehold improvements on new retail stores, warehouse space and office space. The Company also sold investment securities resulting in proceeds of $1,991,000.

FINANCING ACTIVITIES

During the nine month period ended September 30, 1998, the Company received $13,075,000 from the exercise of options and warrants.

LICENSE AGREEMENTS

During the second quarter of 1997, the Company entered into three license agreements for hosiery, jewelry and ready-to-wear, bringing the total number of license agreements to six, including three license agreements entered into during the year ended December 31, 1997 for handbags, sunglasses and outerwear. The Company added its seventh license, Van Mar, Inc. for Steve Madden intimates which contract commenced on April 1, 1998 and the Company also extended its agreement with CO International to include hair accessories in Canada due to requests from customers. The Company is pleased to announce that as of third quarter Mirage Apparel Group, LTD., will now be the Company's sportswear licensee. The previous license agreement with Winer Industries was mutually ended and product will no longer be shipped by them after December 31, 1998. Also, in October 1, 1998 the Company entered into a license agreement with Daniel M. Friedman Associates, Inc., for belts. The Company is exploring additional licensing opportunities.

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

YEAR 2000

The Company recognizes that a challenging problem exists in that many computer systems worldwide do not have the capability of recognizing the year 2000 or the years thereafter. No easy technological "quick fix" has yet been developed for this problem. The Company is expending approximately $200,000 to assure that its computer systems are reprogrammed in time to effectively deal with transactions in the year 2000 and beyond. This "year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals. Such failures of the Company and/or third parties' computer systems could have a material adverse effect on the Company and its business in the future.

INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

                                     Part II

Item 1.
Legal Proceedings

LEVENSON AND SISKIN v. DIVA ACQUISITION CORP.,  ET. AL.

This lawsuit, brought by the former President and the former Vice President of Design of Diva Acquisition Corp., a wholly owned subsidiary of the Company, principally alleges that those individuals were fired without cause, remains in the discovery phase.

The Company  continues to believe that Mr.  Levenson's  claims and Mr.  Siskin's
claims  are  without  merit  and  is,   accordingly,   contesting  those  claims
vigorously.

OOGA v. STEVEN MADDEN, LTD., ET. AL.

On September 23, 1998, the plaintiff in this lawsuit, Ooga Associates Corp. ("Ooga"), (i) applied for a preliminary injunction to enjoin, inter alia, the Company's use of certain designs and drawings claimed to be proprietary to Ooga, and (ii) sought leave to amend its complaint to add claims against the Company's Chief Executive Officer and an architectural firm, the Tricarico Group, retained by the Company to prepare construction drawings for certain of the Company's retail stores. At a hearing held on October 22, 1998, the Court denied Ooga's application for a preliminary injunction and reserved decision on the remainder of its motion.

On October 22, 1998, the Court further indicated its intention to dismiss Ooga's claim that the Company had breached an oral agreement to use Ooga exclusively to design and build the Company's retail stores. Accordingly, upon entry of the Court's order, Ooga's claims against the Company and certain of its subsidiaries will arise solely from its allegations that the Company made false representations regarding the alleged agreement, misappropriated allegedly proprietary designs belonging to Ooga, and improperly induced Stav Efrat, now an employee of the Company, to breach fiduciary duties that he allegedly owed to Ooga. Discovery on those claims (and the claims against the other defendants) will likely commence in the coming weeks and must be concluded by April 22, 1999.

The Company believes that Ooga's remaining claims are without merit and its damages, if any, are nominal in nature. The Company intends to contest Ooga's lawsuit vigorously.

DIVA ACQUISITION CORP. v. D. AARON, INC., ET. AL.

Defendants motion to dismiss this lawsuit, as disclosed in the Company's Form 10-Q for the quarter ended June 30, 1998, was denied by the Court on September 16, 1998. Accordingly, the parties are currently engaged in discovery, and Diva continues to prosecute its claims vigorously.

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

As of July 9, 1998, the Board of Directors of the Company approved the redemption of all of the Company's outstanding Class B Redeemable Common Stock Purchase Warrants (the "Class B Warrants"). A Notice of Redemption was mailed to all Class B Warrantholders to advise them under the terms of the Warrant Agreement between the Company and the American Stock Transfer and Trust Company, as warrant agent, that the Company was exercising its right to redeem and cancel all of the Company's Class B Warrants. Accordingly, warrantholders had until the close of business on August 13, 1998 to exercise their Class B Warrants for the purchase of shares of Common Stock at an exercise price of $5.50 per share. If a warrantholder failed to exercise the Class B Warrants held thereby by such date, the Company had the right to redeem them by paying $.05 for each outstanding Class B Warrant.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  STEVEN MADDEN, LTD

                                                  /s/ ARVIND DHARIA
                                                  ---------------------------
                                                      Arvind Dharia
                                                      Chief Financial Officer


DATE: November 10, 1998