Form 10-K
period 1998-12-31
MADDEN STEVEN LTD
filed 1999-03-29
CIK 913241

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission File Number 0-23702

                               STEVEN MADDEN, LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                        13-3588231
    (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

52-16 Barnett Avenue, Long Island City, New York                 11104
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (718) 446-1800

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:             None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, par value $.0001 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1999 was approximately $83,070,584

         The number of outstanding shares of the registrant's common stock as of March 25, 1999 was 10,724,235 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED FOR MAY 28, 1999.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

         Steven Madden, Ltd. (together with its subsidiaries, the "Company") designs, sources and sells fashion footwear under the Steve Madden(R), lei(R) and David Aaron(R) brands for women and girls ages 8 to 45 years. The Company's branded products are designed to appeal to style-conscious consumers in the junior and better market segments. The Company distributes its products through its twenty eight (28) Steve Madden(R) retail stores, one (1) David Aaron(R) store, three (3) outlet stores and more than three thousand (3,000) department and specialty store locations in the United States, Australia, Canada, Israel, Mexico and Venezuela. The Company's product line includes core products, which are sold year-round, complemented by a broad range of updated styles which are designed to establish or capitalize on market trends.

         The Company's business is comprised of three (3) distinct segments: a wholesale division which includes Steve Madden(R), l.e.i.(R) and David Aaron(R); a retail subsidiary; and a private label subsidiary. The Company also has an aggressive licensing program and has through March 15, 1999 entered into nine
(9) licensing agreements for belts, sportswear and jeanswear, outerwear, handbags, sunglasses, hosiery, intimate apparel, hair accessory products and jewelry. Given the strength of brand awareness in the juniors marketplace, in April, 1998, the Company entered into a license agreement pursuant to which the Company has the right to source, distribute and market footwear under the lei(R).

         The Company anticipates continuing the execution of its strategy to increase sales in each of its wholesale, retail and private label divisions. The wholesale division expects growth in the number of locations selling the Steve Madden(R), lei(R) and David Aaron(R) brands which will in part be due to adding new department store accounts. The Company expects to add approximately nine (9) Steve Madden retail stores and one (1) outlet store during the 1999 fiscal year which the Company believes will increase revenue for its retail division. Adesso-Madden, a subsidiary of the Company specializing in sourcing product for mass merchandisers and other high volume purchasers, anticipates higher revenues in 1999 because of the introduction of its new Jordache(R) footwear line. And perhaps most significantly, the Company believes that 1999 may be a good year for certain of the Company's licensing partners. After engaging a new license for the Steve Madden(R) sportswear and jeanswear business as of January 1, 1999, the Company believes that the sales in this category will increase resulting in enhanced brand recognition. Finally, the Company intends to focus additional efforts to promote sales through its popular web site www.stevemadden.com.

         Steven Madden, Ltd., was incorporated as a New York corporation on July 9, 1990 and reincorporated under the same name in Delaware in November 1998. The Company was founded and developed by Steven Madden, its principal designer and Chief Executive Officer, President and Chairman of the Board, who has established a reputation for his creative designs, popular styles and quality products at accessible price points. The Company completed its initial public offering in December 1993 and its securities traded on The Nasdaq SmallCap Market until December 1996. In January 1997, the Company's shares of Common Stock and Class B Common Stock Purchase Warrants began trading on The Nasdaq National Market under the symbols "SHOO" and "SHOOZ", respectively. In July 1998, the Class B Warrants were called for redemption by the Company, and as a result, the Company received approximately $10,800,000 in proceeds from the exercise of the Class B Warrants.

         The Company maintains its principal executive offices at 52-16 Barnett Avenue, Long Island City, NY 11104, telephone number (718) 446-1800.

STEVEN MADDEN - WHOLESALE DIVISION

         The wholesale division sources, sells and markets the Company's Steve Madden(R) brand to major department stores, better specialty stores, and shoe stores throughout the country and a small amount in Australia, Canada, Israel, Mexico and Venezuela. During the last few years the Steve Madden(R) product line has become a leading footwear brand in the fashion conscious junior marketplace. To serve its customers (women primarily ages 16 to 25), the wholesale division creates and markets fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at reasonable prices.

         As the Company's largest division, the Steve Madden(R) wholesale division accounted for $49,891,000 in sales in 1998, or approximately 58% of the Company's total sales. Many of the wholesale division's newly created styles are test marketed at the Company's retail stores. Within a few days, the Company can determine if a test product appeals to customers. This enables the Company to use its flexible sourcing model to rapidly respond to changing preferences which is essential for success in the fashion footwear marketplace.

DIVA ACQUISITION CORP. - THE DAVID AARON(R) WHOLESALE DIVISION

         On April 1, 1996, the Company acquired Diva International, Inc., a New York corporation ("Diva"). The Company acquired all of the outstanding capital stock of Diva for a total purchase price of approximately $1,885,000 in cash and stock. In connection with the Diva transaction, the Company entered into employment agreements with four (4) employees of Diva, none of whom are currently employed by the Company.

         Diva designs and markets fashion footwear to women under the "David Aaron(R)" name through one (1) Company owned retail shoe store located in the Soho area of Manhattan, major department stores and better footwear specialty stores. Priced a tier above the Steve Madden(R) brand, Diva's products are designed to appeal principally to fashion conscious women, ages 26 to 45, who shop at department stores and footwear boutiques. The Company recorded sales from the David Aaron(R) brand of $5,846,000 for the year ended December 31, 1998, or 7% of the Company's total sales.

L.E.I. (R)  - WHOLESALE DIVISION

         In April, 1998, the Company entered into a license agreement with R.S.V. Sport, Inc. pursuant to which the Company was granted the license to use the lei(R) trademark in connection with the sale and marketing of footwear. The lei(R) trademark is well known for jeanswear in the junior marketplace recording annual sales in excess of $100 million. The Company's lei(R) footwear products are targeted to attract girls ages 6 to 11 years old and young women ages 12 to 20 years old which are younger than the typical Steve Madden(R) brand customer. Despite having only started selling lei(R) products at retail in August 1998, the Company is encouraged by the initial consumer demand for the lei(R) footwear products. Although sales during 1998 are not necessarily indicative of future performance, the Company anticipates increased sales of lei(R) footwear during the 1999 fiscal year. The l.e.i. Wholesale Division generated revenue of $3,483,000 for the six month period ended December 31, 1998 and there have been substantial product reorders in early 1999.

STEVEN MADDEN RETAIL, INC. - RETAIL DIVISION

         As of December 31, 1998,  the Company  owned and operates  twenty eight
(28) retail shoe stores under the Steve Madden(R) name, one (1) under the David Aaron(R) name and three (3) outlet stores. Three (3) stores are located in Manhattan (two (2) in Soho and one (1) on the Upper Eastside), twenty five (25) stores are located in major shopping malls in California, Florida, Georgia, Maryland, Massachusetts, New Jersey and New York and two (2) stores are located in highly traveled urban street locations in Coconut Grove, Florida and Washington, D.C. Each of the Steve Madden(R) stores has been designed to appeal to young fashion conscious women by creating a "nightclub" type atmosphere. The retail stores have been very successful for the Company, generating annual sales of approximately $700 per square foot. Sales are primarily from the sale of the Company's Steve Madden(R) product line. Same store sales increased 3.8% in 1998 over 1997 sales and total sales for the retail division were $26,563,000 compared to $13,249,000 for 1997. Sales from the retail division for year ended December 31, 1998 were 31% of the Company's total sales.

         The Company believes that the Retail Division will continue to enhance overall sales and profits while building equity in the Steve Madden brand. It is for these reasons that the Company has embarked upon an aggressive expansion plan and intends to add approximately ten (10) new retail stores during the 1999 calendar year. Additionally, the expansion of the Retail Division enables the Company to test and react to new products and classifications which strengthen the Steve Madden wholesale division.

THE ADESSO-MADDEN, INC. - PRIVATE LABEL DIVISION

         In September 1995, the Company incorporated Adesso-Madden, Inc. as a wholly owned subsidiary ("A-M"). A-M was formed to serve as a buying agent to mass market merchandisers, shoe store chains and other off-price retailers in connection with their purchase of private label shoes. As a buying agent, A-M arranges with shoe manufacturers in Asia and South America for them to manufacture private label shoes to the specifications of their clients. The Company believes that by operating in the private label, mass merchandising market, the Company is able to maximize additional non-branded sales opportunities and provides for more competitive sourcing thereby leveraging the Company's overall sourcing, design and distribution capabilities. Currently, this division manufactures women's footwear for large retailers including J.C. Penny, Sears, Mervyn's, and Target. A-M receives commissions in connection with the purchase of private label shoes by its clients. A-M also sources and sells footwear under the Soho Cobbler(R) trademark, and in 1999, will commence sales under the Jordache(R) trademark. The private label division generated commission revenue of $2,679,000 for the year ended December 31, 1998 compared to $2,192,000 in 1997.

PRODUCTS AND LICENSING

         The Company's products emphasize youthful styling and contemporary design and are marketed at moderate to better price points. The Company's primary products include Steve Madden(R), lei(R) and David Aaron(R) branded shoes. The Company also has a private label shoe operation, Adesso-Madden, Inc., and has also entered into strategic licensing agreements for additional Steve Madden(R) branded products. The following paragraphs describe the Company's products:

STEVE MADDEN(R)

         Steve Madden(R) branded products are designed to appeal to style conscious consumers in the junior market (ages 16 to 25 years). The Steve Madden(R) line emphasizes up-to-date fashion and includes a wide range of women's footwear including boots, sneakers, evening shoes, casual and tailored shoes and sandals. Steve Madden(R) brand shoes sell at retail price points generally ranging from $48 to $70 for shoes and up to $99 for boots.

         In order to reduce the impact of changes in fashion trends on the Steve Madden(R) brand product sales, the Company designs and classifies its product line into three categories: CORE, CORE-PLUS, and FASHION. The Company's CORE line is available year round and consists of classic products which have proven to be consistent sellers over several seasons. The CORE line currently includes [twelve (12)] style/color combinations six (6) of which can be reordered using the Company's EDI system and shipped to retailers within one to two weeks. This results in rapid replenishment of the most popular Steve Madden styles. The Company's CORE-PLUS line consists of basic styles whose patterns and colors are updated each season to keep pace with changing trends. Finally, the Company's FASHION line consists of styles that are designed close to or in season and capitalize on the Company's ability to design, test, manufacture and market products quickly. CORE and CORE-PLUS products account for a majority of Steve Madden(R) brand sales.

DAVID AARON(R)

         The Company acquired the David Aaron(R) brand in 1996, and David Aaron(R) products are marketed through the Company's Diva subsidiary. David Aaron(R) branded products are designed to appeal to more sophisticated, career and fashion oriented consumers (ages 26 to 45 years) in the better market segment. David Aaron(R) products are priced at a tier above the Steve Madden(R) brand and have retail price points generally ranging from $70 to $85 for shoes and up to $150 for boots. Similar to the Steve Madden(R) line, the Company's David Aaron(R) line is organized into CORE, CORE-PLUS, and FASHION categories with CORE and CORE-PLUS products accounting for a large majority of David Aaron(R) brand sales.

l.e.i.(R)

         In April, 1998, the Company entered into a license agreement with R.S.V. Sport, Inc. pursuant to which the Company was granted the license to use the lei(R) trademark in connection with the sale and marketing of footwear. The lei(R) trademark is well known for jeanswear in the junior marketplace recording annual sales in excess of $100 million. The Company's lei(R) footwear products are targeted to attract girls ages 6 to 11 years old and young women ages 12 to 20 years old which are younger than the typical Steve Madden(R) brand customer. Despite having only started selling lei(R) products at retail in August, 1998, the Company is encouraged by the initial consumer demand for the lei(R) footwear products. Although sales during 1998 are not necessarily indicative of future performance, the Company anticipates increased sales of lei(R) footwear during the 1999 fiscal year.

LICENSING

         The Company believes that strategic licensing will enhance the Steve Madden brand(R), leverage brand equity and increase customer loyalty. During 1997, the Company began to license the Steve Madden(R) brand selectively while attempting to maintain strict design, merchandising and marketing control over its licensees. In 1998, the Company terminated licenses with its sportswear licensees and entered into a new license with an affiliate of the Jordache organization as of January 1, 1999. Pursuant to the Agreement, a Jordache entity will manufacture, market, sell and distribute sportswear and jeanswear under the Company's Steve Madden trademark to better department stores and specialty shops.

         Presently, the Company has licensed the Steve Madden trademark for use in connection with the manufacturing, marketing and sale of sportswear and jeanswear, outerwear, belts, handbags, sunglasses, hosiery, intimate apparel, hair accessory products and jewelry. Each license agreement requires the licensee to pay to the Company a royalty based on net sales, a minimum royalty in the event that net sales fail to reach specified targets and a percentage of sales for advertising of the Steve Madden(R) brand. During 1999, the Company may continue to pursue additional licensees in new product categories as well as to seek expansion into certain markets outside the United States.

DESIGN

         Steve Madden, the principal designer of the Company, has established a reputation for his creative designs, popular styles and quality products at accessible price points. Mr. Madden has been involved in the footwear industry for over twenty (20) years and is responsible for the Company's overall fashion direction, maintaining direct, day-to-day supervision of the Company's ten (10) person product design and development team.

         The Company believes that its future success will depend in substantial part on its ability to continue to anticipate and react to changing consumer demands in a timely manner. To meet this objective, the Company has developed a unique design process that allows it to recognize and adapt quickly to changing consumer demands. Mr. Madden and his design team work together to create a design which they believe fits the Company's image, reflects current or approaching trends and can be manufactured in a timely and cost-effective manner. Once the initial design is complete, a prototype is developed, which is reviewed and refined prior to the commencement of limited production. Most new designs are then tested in the Steve Madden(R) retail stores. Designs that prove popular are then scheduled for mass production overseas and wholesale and retail distribution nationwide. The Company believes that its unique design and testing process and flexible sourcing model is a significant competitive advantage allowing the Company to cut mass production lead times and avoid the costly production and distribution of unpopular designs.

PRODUCT SOURCING

         The Company sources each of its product lines separately based on the individual design, styling and quality specifications of such products. The Company does not own or operate any mass manufacturing facilities and sources its branded products directly or indirectly through independently owned manufacturers in Brazil, China, Italy, Mexico, Spain, Taiwan and the United States. The Company has established relationships with a number of manufacturers in each country. The Company believes that this sourcing of footwear products minimizes its investment and inventory risk, and enables efficient and timely introduction of new product designs. Although the Company has not entered into any long-term manufacturing or supply contracts, the Company believes that a sufficient number of alternative sources exist for the manufacture of its products. The principal materials used in the Company's footwear are available from any number of sources, both within the United States and in foreign countries.

         The Company's design and distribution processes are intended to be flexible, allowing the Company to respond to and accommodate changing consumer demand. The Company's production staff tracks warehouse inventory on a daily basis, monitors sell through data and incorporates input on product demand from wholesale customers. The Company can use product feedback to adjust production or manufacture new products in as little as five weeks. Constant inventory tracking allows the Company to manage inventory on a continuous flow basis with the goal of optimizing inventory turns. More specifically, all inventory is classified into three categories: CORE products, which are sold year round, CORE-PLUS products which are in-season styles that are experiencing unusually strong sell through, and FASHION products. The Company strives to only have reorder inventory in selected CORE and CORE-PLUS products that are proven best-sellers.

         In 1998, the Company expanded its use of electronic data interchange ("EDI") quick replenishment system to its department store accounts on designated CORE items and offered EDI to all of its significant wholesale accounts. The Company believes that its flexible product introduction schedule and perpetual inventory control system are competitive advantages in an industry that is subject to high fashion risks.

CUSTOMERS

         The Company's customers purchasing shoes consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately sixty percent (60%) of its products to department stores, including Federated Department Stores (Bloomingdales, Bon Marche, Burdines, Macy's and Rich's), May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank and Robinsons May), Dillard's, Dayton-Hudson and Nordstrom approximately forty percent (40%) to specialty stores, including Journey's, Wet Seal and The Buckle and catalog retailers, including Victoria's Secret and Fingerhut. Federated Department Stores and Nordstrom's presently account for approximately twenty percent (20%) and seventeen percent (17%) of the Company's wholesale sales, respectively.

DISTRIBUTION CHANNELS

         The Company sells it products principally through its Company-owned retail stores, better department stores and specialty shoe stores in the United States and abroad. Retail stores and wholesale sales account for approximately thirty-one percent (31%) and sixty-nine percent (69%) of total sales, respectively. The following paragraphs describe each of these distribution channels:

STEVE MADDEN AND DAVID AARON RETAIL STORES

         As of December 31, 1998, the Company operated twenty eight (28) Company-owned retail stores under the Steve Madden(R) name and one (1) under the

David Aaron(R) name. The Company believes that its retail stores will continue to enhance overall sales, profitability, and its ability to react to changing consumer trends. The design, format and environment of the Steve Madden(R) retail stores resemble a nightclub type atmosphere which has become a popular destination and gathering place for young women. The David Aaron(R) store has a more sophisticated design and format styled to appeal to its more mature target audience. These stores are a powerful marketing tool which allow the Company to strengthen brand recognition and to showcase certain of its full line of branded and licensed products. Furthermore, the retail stores provide the Company with a venue to test and introduce new products and merchandising strategies. Specifically, the Company often tests new designs at its Steve Madden(R) retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, the Company has been able to leverage sales information gathered at Steve Madden(R) retail stores to assist its wholesale accounts in order placement and inventory management.

         The Company's prototype Steve Madden(R) store is approximately 1,400 to 1,600 square feet and is located in malls and street locations which attract the highest concentration of the Company's core demographic --style-conscious young women ages 16 to 25 years. In addition to carefully analyzing mall demographics, the Company also sets profitability guidelines for each potential store site. Specifically, the Company targets sites at which the demographics fit the consumer profile, the positioning of the site is well trafficked and the projected fixed annual rent expense does not exceed a specified percentage of sales over the life of the lease. By setting these standards, the Company believes that each store will contribute to the Company's overall profits both in the near- and longer-terms.

OUTLET STORES

         In May 1998, Shoe Biz, Inc. (formerly known as Steven Madden Outlets, Inc.) a wholly owned subsidiary of the Company ("Shoe Biz"), purchased certain assets from and assumed certain liabilities of, Daniel Scott, Inc. with respect to its Shoe Biz outlet stores located in Mineola and Garden City, NY. In connection with the transaction, the Company hired Robert Schmertz, the former President and sole stockholder of Daniel Scott, as the President of Shoe Biz. Shoe Biz operates the 2 outlet stores in Garden City, Mineola, NY and one (1) Steve Madden Outlet store in Woodbury Commons Outlet Mall in Harriman, NY (a large off-price retail mall). Shoe Biz sells many product lines, including Steve Madden, David Aaron and lei(R) footwear, at significantly lower prices than prices typically charged by other "full price" retailers. The Company anticipates opening an additional outlet store in the 1999.

DEPARTMENT STORES

         The Company currently sells to over 2,000 locations of twenty five (25) better department stores throughout the United States and Canada. The Company's top accounts include Federated Department Stores (Bloomingdale's, Bon Marche, Burdine's, Macy's and Rich's), May Department Stores (Hecht's, Famous Barr, Filene's, Foley's, Kaufmann's, Meier & Frank and Robinson's May), Dillard's, Dayton-Hudson and Nordstrom.

         Department store accounts are offered extensive merchandising support which includes in-store fixtures and signage, supervision of displays and merchandising of the Company's various product lines. An important development in the Company's wholesale merchandising efforts is the creation of in-store concept shops, where a broader collection of the Company's branded products are showcased. These in-store concept shops create an environment that is consistent with the Company's image and enable the retailer to display and stock a greater volume of the Company's products per square foot of retail space. In addition, these in-store concept shops encourage longer term commitment by the retailer to the Company's products and enhance consumer brand awareness. Currently, the Steve Madden(R) brand is featured in over five hundred fifty (550) in-store concept shops in its leading department and specialty store accounts.

         In addition to merchandising support, the Company's customer service representatives maintain weekly communications with their accounts to guide them in placing orders and to assist them in managing inventory and retail sales. The Company leverages its sell-through data gathered at its retail stores to assist department stores in allocating their open-to-buy dollars to the most popular styles in the product line and to phase out styles with poor sales records. In addition to this account order support, the Company has implemented an electronic data interchange ("EDI") program which allows top accounts rapid size replenishment of six (6) style/color combinations of certain core products within one to two weeks. EDI replenishment of key core styles is offered to all of the Company's retail customer accounts.

INTERNET SALES

         In 1998, the Company updated its internet site, www.stevemadden.com, with improved graphics and more efficient e-commerce capabilities. Customers can now purchase up to several different styles of the Company's footwear products and continue to participate in the Company's chat forum. As a result of the Company's increased focus on e-commerce, sales in 1998 derived from stevemadden.com increased 700% compared with sales in 1997. The Company intends to increase advertising and promotion of stevemadden.com and has recently hired a full time Internet Manager. The Company has also recently implemented a fulfillment center for internet sales. In addition, in February 1999, the Company signed an agreement to sell its products on Fashionmall.com, a premier fashion site on the internet. The Company hopes that the Fashionmall.com site will be successful in attracting new customers for the Company's footwear and licensed products.

SPECIALTY STORES/CATALOG SALES

         The Company currently sells to approximately one thousand (1,000) specialty store locations throughout the United States and Canada. The Company's top specialty store accounts include Journey's, The Buckle and Wet Seal. The Company offers specialty store accounts the same merchandising, sell-through and inventory tracking support offered to its department store accounts. Sales of the Company's products are also made through various catalogs, such as Fingerhut and Victoria's Secret.

COMPETITION

         The fashionable footwear industry is highly competitive. The Company's competitors include specialty shoe companies as well as companies with diversified footwear product lines. The recent substantial growth in the sales of fashionable footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Kenneth Cole, Nine West, DKNY, Sketchers, Nike and Guess, have significantly greater financial and other resources than the Company. The Company believes effective advertising and marketing, fashionable styling, high quality and value are the most important competitive factors and intends to continue to employ these elements as it develops its products.

MARKETING AND SALES

         Prior to 1997, the Company's marketing plans relied heavily on its few Steve Madden(R) retail store locations and word-of-mouth referrals. In 1998, the Company continued to focus on creating a more integrated brand building program to establish Steve Madden as the leading designer of fashion footwear for style-conscious young women. As a result, the Company developed a national advertising campaign for lifestyle and fashion magazines which was also used in regional marketing programs such as radio advertisements and billboards. The Company also continues to promote its website (WWW.STEVEMADDEN.COM) where consumers can purchase Steve Madden(R) products and interact with both the Company and other customers.

         In order to service its wholesale accounts, the Company retains a sales force of thirteen (13) independent sales representatives. These sales representatives work on a commission basis and are responsible for placing the Company's products with its principal customers, including better department and specialty stores. The sales representatives are supported by the Vice President -- National Sales Manager, a staff of three (3) merchandise coordinators and twenty (20) customer service representatives who continually cultivate relationships with wholesale customers. This staff assists accounts in merchandising and assessing customer preferences and inventory requirements, which ultimately serves to increase sales and profitability.

MANAGEMENT INFORMATION SYSTEMS (MIS) OPERATIONS

         Sophisticated information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The Company operates on a dual AS/400 system which provides system support for all aspects of its business including manufacturing purchase orders; customer purchase orders; order allocations; invoicing; accounts receivable management; real time inventory management; quick response replenishment; point-of-sale support; and financial and management reporting functions. The Company has a PKMS bar coded warehousing system which is integrated with the wholesale system in order to provide accurate inventory positions and quick response size replenishment for its customers. In addition, the Company has installed an EDI system which provides a computer link between the Company and certain wholesale customers that enables both the customer and the Company to monitor purchases, shipments and invoicing. The EDI system also improves the Company's ability to respond to customer inventory requirements on a weekly basis. Anticipating continued growth, the Company recently strengthened its systems by adding an AS/400, model 620. The Company also implemented in 1998 a licensing tracking system, a disaster recovery system and automated the Adesso-Madden order placement and fulfillment business. The Company also anticipates completing its upgrade for the Year 2000 compliance by June 1999.

RECEIVABLES FINANCING; LINE OF CREDIT

         The Company finances its receivables through the use of a factor. The Company's present relationship with Capital Factors, Inc. permits the Company to draw down eighty (80%) percent of its invoiced receivables at an interest rate of one (1) point below the Prime Rate (as defined). The agreement provides that Capital Factors is not required to purchase all the Company's receivables. On September 1, 1998, the Company and Capital Factors amended its Factoring Agreement to, among other things, provide the Company with a credit line of up to $15,000,000, subject to certain limitations. The Company has not recently borrowed funds under its credit line with Capital Factors. The Factoring Agreement terminates in December 2000.

TRADEMARKS

         The Steve Madden and Steve Madden plus Design trademarks/service marks have been registered in numerous International Classes (25 clothing, shoes; 18 leather goods, handbags, wallets; 9 eye wear, 14 jewelry, 35 retail store services) in the United States. The Company also has trademark registrations in the U.S. for the marks Eyeshadows by Steve Madden (Int'l Cl. 9 eye wear), Ice Tea (Int'l Cl. 25 clothing) and Soho Cobbler (Int. Cl. 9 eye wear, 25, shoes).

         The Company further owns registrations for the Steve Madden and Steve Madden plus Design trademarks/service marks in various International Classes in China, Hong Kong, Israel, Japan, Korea, Panama, Taiwan and the Benelux countries and has pending applications for registration for the Steve Madden and Steve Madden plus Design trademarks/service marks in Canada, Argentina, Australia, Brazil, Chile, throughout 15 cooperating countries in Europe, Italy, Malaysia, Mexico, Peru, South Africa, Thailand and Venezuela. There can be no assurance, however, that the Company will be able to effectively obtain rights to the Steve Madden mark throughout all of the countries of the world. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights to the Company or that the Company will be able to successfully resolve such conflicts. The failure of the Company to protect such rights from unlawful and improper appropriation may have a material adverse effect on the Company's business, financial condition and results of operation.

         Additionally, the Company owns registration for the David Aaron trademark and service mark in various International Classes in the United States (Int'l Cl. 25 clothes, shoes, 18 leather goods, handbags, wallets, 35 retail store services), Australia, Canada, Hong Kong and the 15 cooperating countries in Europe. The Company further has pending applications for registration of the David Aaron trademark and service mark in Israel, Japan, Panama and South Africa. The Company believes that the David Aaron trademark has a significant value and is important to the marketing of the Company's products.

         The Company believes that its trademarks/service marks and other proprietary rights are important to its success and its competitive position. Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks on a worldwide basis. Nevertheless, there can be no assurance, however, that the Company will be able to effectively obtain rights in its marks throughout all the countries of the world. The failure of the Company to protect such rights from unlawful and improper appropriation may have a material adverse effect on the Company's business, financial condition and results of operation.

EMPLOYEES

         At March 15, 1999, the Company employed approximately five hundred persons, of whom approximately two hundred and twenty (220) work on a full-time basis and approximately two hundred and eighty (280) work on a part-time basis. The management of the Company considers relations with its employees to be good.

         IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         DEPENDENCE ON KEY PERSONNEL. The Company is dependent, in particular, upon the services of Steven Madden, its Chief Executive Officer, President, Chairman of the Board and chief designer and Rhonda Brown, its Chief Operating Officer. If Mr. Madden or Ms. Brown are unable to provide services to the Company for whatever reason, the business would be adversely affected. The Company therefore maintains a key person life insurance policy on Mr. Madden with coverage in the amount of $10,000,000; however, the Company does not maintain a policy on Ms. Brown. The Company has an employment contract with Mr. Madden that expires on December 31, 2007, and an employment contract with Ms. Brown that expires on June 30, 2001. In the event Mr. Madden is terminated for other than cause or total disability, the Company will be required to pay Mr. Madden's remaining salary under his contract, half of which must be paid upon termination. Mr. Madden is also entitled during the term of the contract to an annual $50,000 non-accountable expense account. In the event of a change in control, Mr. Madden and Ms. Brown may choose to continue their employment with the Company or terminate employment and receive the remaining salary under their respective contracts.

         Since Mr. Madden and Ms. Brown are involved in all aspects of the Company's business, there can be no assurance that a suitable replacement for either could be found if either were unable to perform services for the Company. As a consequence, a loss of Mr. Madden, Ms. Brown or other key management personnel could have a material adverse effect upon the Company's business, results of operations and financial condition. In addition, the Company's ability to market its products and to maintain profitability will depend, in large part, on its ability to attract and retain qualified personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain such personnel. The inability of the Company to attract and retain such qualified personnel would have a material adverse effect on the Company's business, financial condition and results of operations.

         FASHION INDUSTRY RISKS. The success of the Company will depend in significant part upon its ability to anticipate and respond to women's product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that the Company's products will correspond to the changes in taste and demand or that the Company will be able to successfully market products which respond to such trends. If the Company misjudges the market for its products, it may be faced with significant excess inventories for some products and missed opportunities with others. In addition, misjudgments in merchandise selection could adversely affect the Company's image with its customers and weak sales and resulting markdown requests from customers could have a material adverse effect on the Company's business, results of operations and financial condition.

         The industries in which the Company operates are cyclical, with purchases tending to decline during recessionary periods when disposable income is low. Purchases of contemporary shoes and accessories tend to decline during recessionary periods and also may decline at other times. While the Company has fared well in recent years in a difficult retail environment, there can be no assurance that the Company will be able to maintain its historical rate of growth in revenues and earnings, or remain profitable in the future. A recession in the national or regional economies or uncertainties regarding future economic prospects, among other things, could affect consumer spending habits and have a material adverse effect on the Company's business results of operations and financial condition.

         In recent years, the retail industry has experienced consolidation and other ownership changes. In addition, some of the Company's customers have operated under the protection of the federal bankruptcy laws. In the future, retailers in the United States and in foreign markets may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry the Company's products or increase the ownership concentration within the retail industry. While such changes in the retail industry to date have not had a material adverse effect on the Company's business or financial condition, there can be no assurance as to the future effect of any such changes.

         INVENTORY MANAGEMENT. The Company's ability to manage its inventories properly is an important factor in its operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish brand loyalty. Conversely, excess inventories can result in increased interest costs as well as lower gross margins due to the necessity of providing discounts to retailers. The inability of the Company to effectively manage its inventory would have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE  UPON  CUSTOMERS  AND RISKS  RELATED TO EXTENDING  CREDIT TO
CUSTOMERS. The Company's customers purchasing shoes consist principally of department stores and specialty stores, including shoe boutiques. Certain of the Company's department store customers, including some under common ownership, account for significant portions of the Company's wholesale net sales. Presently, the Company sells approximately sixty percent (60%) of its products to department stores, including Federated Stores (Bloomingdales, Burdines, Macy's and Bullocks), Dillards, Nordstrom, Dayton Hudson and May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank, and Robinson's May) and approximately forty (40%) percent to specialty stores, including shoe boutiques. The Company's largest customers, Federated Stores and Nordstrom, account for approximately twenty percent (20%) and seventeen percent (17%) of the Company's wholesale sales, respectively.

         The Company believes that a substantial portion of sales of the Company's licensed products by its domestic licensing partners are also made to the Company's largest department store customers. The Company generally enters into a number of purchase order commitments with its customers for each of its lines every season and does not enter into long-term agreements with any of its customers. Therefore, a decision by Federated Stores, Nordstrom or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company or its licensing partners, or to change its manner of doing business could have a material adverse effect on the Company's business, financial condition and results of operations. The Company sells its products primarily to retail stores across the United States and extends credit based on an evaluation of each customer's financial condition, usually without requiring collateral. While various retailers, including some of the Company's customers, have experienced financial difficulties in the past few years which increased the risk of extending credit to such retailers, the Company's losses due to bad debts have been limited. However, financial difficulties of a customer could cause the Company to curtail business with such customer or require the Company to assume more credit risk relating to such customer's receivables.

         IMPACT OF FOREIGN MANUFACTURERS. A significant portion of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the year ended December 31, 1998, approximately 95% of the Company's products were purchased from sources outside the United States, including Mexico, China, Brazil and Spain.

         Risks inherent in foreign operations include work stoppages, transportation delays and interruptions, changes in social, political and economic conditions which could result in the disruption of trade from the countries in which the Company's manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not believe that any such economic or political conditions will materially affect the Company's ability to purchase products, since a variety of materials and alternative sources exist. The Company cannot be certain, however, that it will be able to identify such alternative sources without delay or without greater cost to the Company, if ever. The Company's inability to identify and secure alternative sources of supply in this situation would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's imported products are also subject to United States customs duties. The United States and the countries in which the Company's products are produced or sold may, from time to time, impose new quotas, duties, tariffs, or other restrictions, or may adversely adjust prevailing quota, duty or tariff levels, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         POSSIBLE ADVERSE IMPACT OF UNAFFILIATED MANUFACTURERS' INABILITY TO MANUFACTURE IN A TIMELY MANNER, TO MEET QUALITY STANDARDS OR TO USE ACCEPTABLE LABOR PRACTICES. As is common in the footwear industry, the Company contracts for the manufacture of a majority of its products to its specifications through foreign manufacturers. The Company does not own or operate any manufacturing facilities and is therefore dependent upon independent third parties for the manufacture of all of its products. The Company's products are manufactured to its specifications by both domestic and international manufacturers. The inability of a manufacturer to ship orders of the Company's products in a timely manner or to meet the Company's quality standards could cause the Company to miss the delivery date requirements of its customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Although the Company enters into a number of purchase order commitments each season specifying a time frame for delivery, method of payment, design and quality specifications and other standard industry provisions, the Company does not have long-term contracts with any manufacturer. As a consequence, any of these manufacturing relationships may be terminated, by either party, at any time. Although the Company believes that other facilities are available for the manufacture of the Company's products, both within and outside of the United States, there can be no assurance that such facilities would be available to the Company on an immediate basis, if at all, or that the costs charged to the Company by such manufacturers will not be greater than those presently paid.

         The Company requires its licensing partners and independent manufacturers to operate in compliance with applicable laws and regulations. While the Company promotes ethical business practices and the Company's staff periodically visits and monitors the operations of its independent manufacturers, the Company does not control such manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer of the Company or by one of the Company's licensing partners, or the divergence of an independent manufacturer's or licensing partner's labor practices from those generally accepted as ethical in the United States, could have a material adverse effect on the Company's business, financial condition and results of operations.

         INTENSE INDUSTRY COMPETITION. The fashionable footwear industry is highly competitive and barriers to entry are low. The Company's competitors include specialty companies as well as companies with diversified product lines. The recent substantial growth in the sales of fashionable footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Kenneth Cole, Nine West, DKNY, Sketchers, Nike and Guess, have significantly greater financial and other resources than the Company and there can be no assurance that the Company will be able to compete successfully with other fashion footwear companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes effective advertising and marketing, fashionable styling, high quality and value are the most important competitive factors and plans to employ these elements as it develops its products. The Company's inability to effectively advertise and market its products could have a material adverse effect on the Company's business, financial condition and results of operations.

         EXPANSION OF RETAIL BUSINESS. The Company's continued growth depends to a significant degree on further developing the Steve Madden and David Aaron brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. The Company plans to open ten (10) Steve Madden retail stores in 1999. The Company's recent and planned expansion includes the opening of stores in new geographic markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with existing stores. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results will increase or not decrease in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

         The Company's growth has increased and will continue to increase demand on the Company's managerial, operational and administrative resources. The Company has recently invested significant resources in, among other things, its management information systems and hiring and training new personnel. However, in order to manage currently anticipated levels of future demand, the Company may be required to, among other things, expand its distribution facilities, establish relationships with new manufacturers to produce its products, and continue to expand and improve its financial, management and operating systems. There can be no assurance that the Company will be able to manage future growth effectively and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

         SEASONAL AND QUARTERLY FLUCTUATIONS. The Company's quarterly results may fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of the Company's products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, the timing of inventory write downs, the cost of materials, the mix between wholesale and licensing businesses, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors. In addition, the Company expects its sales and operating results may fluctuate significantly with the opening of new retail stores, the amount of revenue contributed by new stores, changes in comparable store sales and the introduction of new products. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

         TRADEMARK AND SERVICEMARK PROTECTION. The Steve Madden and Steve Madden plus Design trademarks/service marks have been registered in numerous International Classes (25 clothing, shoes; 18 leather goods, handbags, wallets; 9 eye wear, 14 jewelry, 35 retail store services) in the United States. The Company also has trademark registrations in the U.S. for the marks Eyeshadows by Steve Madden (Int'l Cl. 9 eye wear), Ice Tea (Int'l Cl. 25 clothing) and Soho Cobbler (Int. Cl. 9 eye wear, 25, shoes).

         The Company further owns registrations for the Steve Madden and Steve Madden plus Design trademarks/service marks in various International Classes in China, Hong Kong, Israel, Japan, Korea, Panama, Taiwan and the Benelux countries and has pending applications for registration for the Steve Madden and Steve Madden plus Design trademarks/service marks in Canada, Argentina, Australia, Brazil, Chile, throughout 15 cooperating countries in Europe, Italy, Malaysia, Mexico, Peru, South Africa, Thailand and Venezuela. There can be no assurance, however, that the Company will be able to effectively obtain rights to the Steve Madden mark throughout all of the countries of the world. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights to the Company or that the Company will be able to successfully resolve such conflicts. The failure of the Company to protect such rights from unlawful and improper appropriation may have a material adverse effect on the Company's business, financial condition and results of operation.

         Additionally, the Company owns registration for the David Aaron trademark and service mark in various International Classes in the United States (Int'l Cl. 25 clothes, shoes, 18 leather goods, handbags, wallets, 35 retail store services), Australia, Canada, Hong Kong and the 15 cooperating countries in Europe. The Company further has pending applications for registration of the David Aaron trademark and service mark in Israel, Japan, Panama and South Africa. The Company believes that the David Aaron trademark has a significant value and is important to the marketing of the Company's products.

         The Company believes that its trademarks/service marks and other proprietary rights are important to its success and its competitive position. Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks on a worldwide basis. Nevertheless, there can be no assurance that the actions taken by the Company to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company's products as violative of the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of the Company or that the Company will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The failure of the Company to establish and then protect such proprietary rights from unlawful and improper appropriation could have a material adverse impact on the Company's business, financial condition and results of operations.

         FOREIGN CURRENCY FLUCTUATIONS. The Company generally purchases its products in U.S. dollars. However, the Company sources substantially all of its products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which the Company and foreign competitors sell their products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse impact on the Company's business, financial condition and results of operations.

         ABSENCE OF DIVIDENDS. The Company anticipates that all of its earnings in the foreseeable future will be retained to finance the continued growth and expansion of its business and has no current intention to pay cash dividends.

         OUTSTANDING OPTIONS. As of March 15, 1999, the Company had outstanding options to purchase an aggregate of approximately 2,968,000 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the options. Further, while its options are outstanding, they may adversely affect the terms in which the Company could obtain additional capital.

         YEAR 2000. The Company recognizes that a challenging problem exists in that many computer systems worldwide do not have the capability of recognizing the year 2000 or the years thereafter. No easy technological "quick fix" has yet been developed for this problem. The Company has spent a considerable sum of money to assure that all its software programs are year 2000 compliant and believes that they will be year 2000 compliant during 1999, most likely during the first half of the year. This "Year 2000 Computer Problem" creates risk for the company from unforeseen problems in its own software and from third parties with whom the company deals. Such failures of the Company and/or third parties' computer systems could have a material adverse effect on the Company and its ability to conduct its business in the future.

ITEM 2.  PROPERTIES.

         The Company maintains its executive offices at 52-16 Barnett Avenue, Long Island City, NY 11104, and wholesale warehouse at 34-09 Queens Boulevard, Long Island City, NY 11101. The Company maintains approximately 14,000 square feet for its executive offices and approximately 12,000 square feet and 23,600 square feet at each of its wholesale warehouses. In addition, the Company maintains a 6,000 square foot retail warehouse space at 43-15 38th Street, Long Island City, NY 11101.

         The Company's showroom is located at 1370 Avenue of the Americas, New York, NY. All three of the Company's brands (Steve Madden(R), lei(R) and David Aaron(R)) are sold from the 3,500 square foot showroom. The lease for the Company's showroom expires in November, 2002.

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

         The current terms of the Company's retail store leases expire as follows:

          YEARS LEASE TERMS EXPIRE                    NUMBER OF STORES
          ------------------------------------------------------------
                   2003                                       3
                   2004                                       1
                   2005                                       1
                   2006                                       3
                   2007                                       3
                   2008                                      13
                   2009                                       5
                   2010                                       1

ITEM 3.  LEGAL PROCEEDINGS.

         Except as set forth below, no material legal proceedings are pending to which the Company or any of its property is subject.

         On or about March 13, 1998, the Company, its wholly owned subsidiary, Steven Madden Retail, Inc. and Stav Efrat were sued by Ooga Associates Corp. ("Ooga"), a design and construction firm previously engaged by the Company to design and construct certain of the Company's retail shoe stores. In this action, entitled OOGA ASSOCIATES CORP. V. STEVEN MADDEN, INC., STEVEN MADDEN RETAIL, INC., STEVEN MADDEN, LTD. AND STAV EFRAT, which is pending in the Supreme Court of New York , County of New York , Ooga principally alleges that
(i) the Company breached an oral contract pursuant to which it engaged Ooga to exclusively design and build the Company's retail shoe stores, (ii) the Company induced Mr. Efrat, an officer and director of Ooga, to breach his fiduciary duties to Ooga by improperly employing his services, and (iii) the Company misappropriated Ooga's trade secrets by impermissibly using store designs and concepts owned by Ooga. In its lawsuit, Ooga seeks damages consisting of amounts based on its prospective earnings under the alleged oral contract with the Company, its lost earnings on certain projects it claims to have abandoned or forgone in reliance on the alleged oral contract with the Company, and on the value of the designs and concepts allegedly misappropriated by the Company, and also seeks an injunction prohibiting the Company from using Ooga's designs or other proprietary information, from employing any Ooga employees or interfering with Ooga's contractual relationships with its customers. On or about July 6, 1998, the Company moved to dismiss certain portions of Ooga's complaint, including its claims for breach of the alleged oral contract, unfair competition and conversion based upon the alleged misappropriations. In or about September 1998, Ooga moved for a preliminary injunction barring the Company's use of certain designs and plans in a retail store then under construction in Washington, D.C., and to amend its complaint to add claims against Steve Madden, the Company's Chairman, and the Tricarico Group, an architectural firm retained by the Company to provide certain services in connection with the Washington, D.C. store. At a hearing held on October 22, 1998, the court denied Ooga's motion for a preliminary injunction, orally dismissed Ooga's breach of contract claims, and reserved decision with respect to the remainder of

Ooga's motion. On January 7, 1999, the Court suspended the action based on the failure of Ooga to be present for mandatory court conference. The action is subject to being revived upon application by Ooga within a one year period. The Company believes that Ooga's claims are completely without merit, and intends to vigorously contest its lawsuit.

         The lawsuits commenced by Yves Levenson, the former president of Diva Acquisition Corp. ("Diva"), and by David Siskin, the former Vice President of Design of Diva, discussed in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998, were settled by the parties in December, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares of Common Stock, Class A Warrants and Class B Warrants were quoted since December 10, 1993 on The Nasdaq SmallCap Market under the symbols SHOO, SHOOW and SHOOZ, respectively. In January 1996 and August, 1998 the Class A Warrants and Class B Warrants, respectively, ceased trading as a result of the Company's call for redemption of such securities. The Company's shares of Common Stock presently trade on The Nasdaq National Market.

         The following table sets forth the range of high and low bid quotations for the Common Stock, Class B Warrants for the two year period ended December 31, 1998, as reported by The Nasdaq SmallCap Market and The Nasdaq National Market. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                 COMMON STOCK              CLASS B WARRANTS
                                ---------------            ----------------
                                HIGH        LOW            HIGH         LOW
                                ----        ---            ----         ---
      1998
      ----
Quarter ended
March 31, 1998                 10 1/8      6 3/8           4 3/4       1 13/16

Quarter ended
June 30, 1998                  11 7/8      8 1/8           6 1/8       3 3/16

Quarter ended
September 30, 1998             11 11/16    5 3/4           5 13/16     3 1/8*

Quarter ended
December 31, 1998               9 1/16     3 9/16             *           *

      1997
      ----
Quarter ended
March 31, 1997                  6 3/8      3 1/2           2 7/16       15/16

Quarter ended
June 30, 1997                   6 3/16     3 1/4           2           1 1/16

Quarter ended
September 30, 1997              8 13/16    5 7/16          3 7/16      1 9/16

Quarter ended
December 31, 1997               8 1/4      6 1/8           3 3/16      1 21/32

-----------------
* The Class B Warrants ceased trading as of August 13, 1998 as a result of such securities being called for redemption by the Company.

         On March 25, 1999, the final quoted prices as reported by The Nasdaq National Market was $8.00 for each share of Common Stock. As of March 25, 1999, there were 10,724,235 shares of Common Stock outstanding, held of record by 88 record holders and approximatley 4,000 beneficial owners.

ITEM 6.  SELECTED FINANCIAL DATA.

Item 6. Selected Financial Data

         The following selected financial data has been derived from the Company's audited financial statements. The Income Statement Data relating to 1998, 1997 and 1996 and the Balance Sheet Data as of December 31, 1998 and 1997 should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.


                                                                              YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------------------
                                                        1998            1997            1996            1995            1994
                                                    ---------------------------------------------------------------------------
INCOME STATEMENT DATA:

Net sales                                           $85,783,000     $59,311,000     $45,823,000     $38,735,000      $8,448,000
Cost of sales                                        49,893,000      34,744,000      31,343,000      25,911,000       6,226,000
                                                    ---------------------------------------------------------------------------

Gross profit                                         35,890,000      24,567,000      14,480,000      12,824,000       2,222,000
Commissions and licensing fees                        3,273,000       2,321,000         951,000         378,000
Operating expenses                                  (29,949,000)    (22,262,000)    (13,998,000)     (7,451,000)     (2,975,000)
                                                    ---------------------------------------------------------------------------

Income from operations                                9,214,000       4,626,000       1,433,000       5,751,000        (753,000)
Interest income                                         380,000         312,000         322,000         167,000         144,000
Interest expense                                       (235,000)       (339,000)       (162,000)       (265,000)       (128,000)
Loss on sale of net assets                                                                             (104,000)
                                                    ---------------------------------------------------------------------------
Income before provision for income taxes              9,359,000       4,599,000       1,593,000       5,549,000        (737,000)
Provision for income taxes                            3,912,000       1,899,000         534,000       1,793,000
                                                    ---------------------------------------------------------------------------

Net Income                                           $5,447,000      $2,700,000      $1,059,000      $3,756,000       ($737,000)
                                                    ===========================================================================

Basic income per share                                    $0.58           $0.33           $0.14           $0.66          ($0.13)
                                                    ===========================================================================

Diluted income per share                                  $0.50           $0.30           $0.13           $0.51          ($0.13)
                                                    ===========================================================================

Weighted average common shares outstanding-basic
income per share                                      9,436,798       8,064,604       7,689,848       5,674,579       5,512,304

effect of potential common shares from exercise of
options and warrants                                  1,546,303         848,462         737,232       1,644,873               0
                                                    ---------------------------------------------------------------------------

Weighted average common shares
outstanding-diluted
income per share                                     10,983,101       8,913,066       8,427,080       7,319,452       5,512,304
                                                    ===========================================================================
BALANCE SHEET DATA

Total assets                                        $48,928,000     $29,277,000     $22,361,000     $14,530,000      $5,741,000
Working capital                                      33,627,000      16,545,000      13,719,000       9,625,000       4,701,000
Noncurrent liabilities                                  681,000         359,000         166,000               0               0
Stockholders' equity                                 44,960,000      25,793,000      20,101,000      12,765,000       5,168,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         The following table sets forth information on operations for the periods indicated:


                                                      PERCENTAGE OF NET REVENUES
                                                          TWELVE MONTHS ENDED
                                                              DECEMBER 31

CONSOLIDATED:                        1998                     1997                     1996
------------                         ----                     ----                     ----
Net Sales                        $85,783,000   100%       $59,311,000   100%       $45,823,000   100%
Cost of Sales                     49,893,000    58         34,744,000    59         31,343,000    68
Other Operating Income             3,273,000     4          2,321,000     4            951,000     2
Operating Expenses                29,949,000    35         22,262,000    38         13,998,000    31
Income from Operations             9,214,000    11          4,626,000     8          1,433,000     3
Interest Income (Expense) Net        145,000     0            (27,000)    0            160,000     0
Income Before Income Taxes         9,359,000    11          4,599,000     8          1,593,000     3
Net Income                         5,447,000     6          2,700,000     5          1,059,000     2

                                                      PERCENTAGE OF NET REVENUES
                                                          TWELVE MONTHS ENDED
                                                              DECEMBER 31

By Segment                           1998                     1997                     1996
----------                           ----                     ----                     ----
WHOLESALE DIVISIONS:

STEVEN MADDEN, LTD.
Net Sales                        $49,891,000   100%       $38,487,000   100%       $36,464,000   100%
Cost of Sales                     31,201,000    63         23,385,000    61         24,887,000    68
Other Operating Income               594,000     1            129,000     0                 --    --
Operating Expenses                14,549,000    29         13,348,000    35         10,675,000    29
Income from Operations             4,735,000     9          1,883,000     5            902,000     3

DIVA ACQUISITION CORP
Net Sales                         $5,846,000   100%        $6,447,000   100%        $3,013,000   100%
Cost of  Sales                     4,421,000    76          4,086,000    63          2,741,000    74
Operating Expenses                 1,489,000    25          2,207,000    34          1,147,000    38
Income (Loss) from Operations        (64,000)   (1)           154,000     2           (375,000)  (12)

L.E.I. FOOTWEAR:
Net Sales                         $3,483,000   100%                --    --                 --    --
Cost of sales                      2,200,000    63                 --    --                 --    --
Operating Expenses                   828,000    24                 --    --                 --    --
Income from Operations               455,000    13                 --    --                 --    --

STEVEN MADDEN RETAIL INC.:

Net Sales                        $26,563,000   100%       $13,249,000   100%        $3,805,000   100%
Cost of Sales                     12,071,000    45          6,143,000    46          1,871,000    49
Operating Expenses                11,751,000    44          5,501,000    42          1,385,000    36
Income from Operations             2,741,000    10          1,605,000    12            549,000    14

ADESSO MADDEN INC.:
 (FIRST COST)

Net Sales                                 --    --         $1,128,000    --         $2,541,000    --
Cost of Sales                             --    --          1,130,000    --          2,344,000    --
Commission Revenue                        --    --          2,192,000    --            951,000    --
Total Operating Revenue           $2,679,000   100%         2,190,000   100%         1,148,000   100%
Operating Expenses                 1,332,000    50          1,206,000    55            791,000    69
Income from Operations             1,347,000    50            984,000    45            357,000    31

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 VS. YEAR ENDED DECEMBER 31, 1997

CONSOLIDATED:

         Sales for the year ended December 31, 1998 were $85,783,000 or 45% higher than the $59,311,000 recorded in the comparable period of 1997. The increase in sales is due to several factors including additional wholesale accounts, increased reorders, EDI size replenishment, increased retail sales due to the opening of twelve additional retail stores and three outlet stores during 1998. As a result of additional distribution, management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales. Also, the Company's new l.e.i. Wholesale Division ("l.e.i. Wholesale") was launched in the third quarter of 1998 shipping to department stores throughout the country. l.e.i. Wholesale generated revenue of $3,483,000 for the six month period ended December 31,1998.

         Cost of sales as a percentage of sales decreased 1% from 59% in 1997 to 58% in 1998. Increased sales volume has allowed the Company to purchase in larger volume, resulting in a lower cost per pair. Gross profit as a percentage of sales increased 1% from 41% in 1997 to 42% in 1998. This increase was due to balanced sourcing, inventory management, EDI replenishment and the increase in retail sales.

         Selling, general and administrative (SG&A) expenses increased by 35% to $29,949,000 in 1998 from $22,262,000 in 1997. The increase in SG&A is due primarily to a 43% increase in payroll, bonuses and related expenses from $8,358,000 in 1997 to $11,948,000 in 1998. Additionally, the Company focused its efforts on advertising and marketing by increasing those expenses by 48% from $1,698,000 in 1997 to $2,515,000 in 1998. The increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, printing/supplies and depreciation expenses by 102% from $3,264,000 in 1997 to $6,593,000 in 1998.

         Income from operations for 1998 was $9,214,000 which represents an increase of $4,588,000 or 99% over the income from operations of $4,626,000 in 1997. Net income increased by 102% to $5,447,000 in 1998 from $2,700,000 in
1997.

WHOLESALE DIVISIONS:

         Sales from the Steve Madden Wholesale Division ("Madden Wholesale"), accounted for $49,891,000 or 58% and $38,487,000 or 65% of total sales in 1998 and 1997, respectively. Cost of sales as a percentage of sales increased from 61% in 1997 to 63% in 1998 due the changing product mix in Madden Wholesale in 1998 compared to 1997. In 1997 sneakers, which were shipped at a higher margin are not an important classification in 1998. Gross profit as a percentage of sales decreased from 39% in 1997 to 37% in 1998 due to the same reason mentioned above. Operating expenses increased by 9%, from $13,348,000 in 1997 to $14,549,000 in 1998. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding EDI size replenishment inventory. Madden Wholesale income from operations for the Year ended December 31, 1998 was $4,735,000 compared to income from operations of $1,883,000 for the Year ended December 31, 1997.

         Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $5,846,000 or 7%, and $6,447,000 or 11%, of total sales in 1998 and 1997, respectively. The Company believes that the decrease in sales is primarily due to the introduction of a new management team in the first quarter of 1998 for Diva and the implementation of certain modifications to Diva's business which the Company hopes will enhance operations in the future. Cost of sales as a percentage of sales has increased from 63% in 1997 to 76% in 1998 in Diva Wholesale, primarily as a result of a higher markdowns experienced in the second and third quarters of 1998. Gross profit as a percentage of sales decreased from 37% in 1997 to 24% in 1998 due to the same reason mentioned above. Operating expenses decreased by 33% from $2,207,000 in 1997 to $1,489,000 in 1998 due to decreases in administrative payroll, selling and designing expenses. Loss from operations from Diva was $64,000 in 1998 compared to income from operations of $154,000 in 1997.

         The Company's new l.e.i. Wholesale Division ("l.e.i. Wholesale") commenced shipping to department stores throughout the country in third quarter of 1998. l.e.i. Wholesale generated revenue of $3,483,000 for the six month period ended December 31, 1998 and there have been substantial product reorders in early 1999.

RETAIL DIVISION:

         Sales from the Retail Division accounted for $26,563,000 or 31% and $13,249,000 or 22% of total revenues in 1998 and 1997, respectively. The increase in Retail Division sales is primarily due to the Company's opening of twelve additional retail stores and three outlet stores during 1998 all of which generated aggregate sales of $5,725,000. Same store sales for the year ended December 31, 1998 increased by 4% over the same period of 1997. This increase in same store sales is due to EDI basic replenishment, expansion of product assortment within classifications such as sandals, and the Company's continued focus on testing new product. Gross profit as a percentage of sales has increased by 1% from 54% in 1997 to 55% in 1998. Selling, general and administrative expenses for the Retail Division increased to $11,751,000 or 44% of sales in 1998 from $5,501,000 or 42% of sales in 1997. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening twelve additional stores and three outlet stores during the year ended December 31, 1998 and the addition of a retail warehouse. Income from operations from the retail division was $2,741,000 in 1998 compared to income from operations of $1,605,000 in 1997.

ADESSO-MADDEN DIVISION:

         Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $2,679,000 for the year ended December 31, 1998 which represents an increase of $489,000 or 22% over the commission revenues of $2,190,000 in 1997 due to having additional accounts. Adesso-Madden arranged for the shipment of over $34 million of shoes at first cost to the mid-tier and mass channels of distribution including stores such as JC Penneys, Target, Famous Footwear, MelDisco and Walmart. Operating expenses increased by 10% from $1,206,000 in 1997 to $1,332,000 in 1998 due to increases in sales commissions, payroll and payroll related expenses. Income from operations from Adesso-Madden was $1,347,000 in 1998 compared to income from operations of $984,000 in 1997.

YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

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

         Cost of sales decreased 9% from 68% in 1996 to 59% in 1997. Increased sales volume has allowed the Company to purchase in larger volume, resulting in a lower cost per pair. Also, the purchase of a higher percentage of shoes from overseas suppliers, resulted in a lower cost per pair as compared to 1996. Gross profit as a percentage of sales increased 9% from 32% in 1996 to 41% in 1997

         Selling, general and administrative (SG&A) expenses increased by 59% to $22,262,000 in 1997 from $13,998,000 in 1996. The increase in the year ended December 31, 1997 reflect the costs incurred in implementing the Company's strategic plan to strengthen it's management team and infrastructure, thereby laying the foundation for future growth. The increase in SG&A is due primarily to a 67% increase in payroll, bonuses and related expenses from $5,010,000 in 1996 to $8,358,000 in 1997. Additionally, the Company focused its efforts on selling, advertising, marketing and designing thus increasing those expenses by 61% from $4,660,000 in 1996 to $7,517,000 in 1997. Also, the increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, legal, printing/supplies and depreciation expenses by 150% from $1,507,000 in 1996 to $3,763,000 in 1997.

         Income from operations for 1997 was $4,626,000 which represents an increase of $3,193,000 or 223% over the income from operations of $1,433,000 in 1996. The net income increased by 155% to $2,700,000 in 1997 from $1,059,000 in 1996.

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

ADESSO-MADDEN DIVISION:

         Adesso-Madden , a wholly owned subsidiary of the Company, generated sales of $1,128,000 in 1997 compared to revenue of $2,541,000 in 1996. This decrease in sales in the year ended December 31, 1997 reflects the change in how Adesso-Madden sells its products or services, the private label business provides design and sourcing services to its customers and records commission income. Adesso-Madden generated commission revenues of $2,192,000 for the year ended December 31, 1997 which represents an increase of $1,241,000 or 130% over the commission income of $951,000 in 1996. Operating expenses increased by 52% from $791,000 in 1996 to $1,206,000 in 1997 due to increases in selling and commission, payroll and payroll related expenses, and telephone expenses. Income from operations from Adesso-Madden was $984,000 in 1997 compared to an income of $357,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $33,627,000 at December 31, 1998 which represents an increase of $17,082,000 in working capital from December 31,1997.

         As of July 9, 1998, the Board of Directors of the Company approved the redemption of all of the Company's outstanding Class B Redeemable Common Stock Purchase Warrants (the "Class B Warrants). Warrantholders had until the close of business on August 13, 1998 to exercise their Class B warrants for the purchase of shares of Common Stock at an exercise price of $5.50 per share. Class B Warrants not exercise were redeemed by paying $.05 for each outstanding Class B Warrant. The Company received net proceeds of $10,826,000 from the exercise of Class B Warrants and redeemed 15,310 Class B Warrants.

         The Company's customers purchasing shoes consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately sixty percent (60%) of its products to department stores, including Federated Department Stores (Bloomingdales, Bon Marche, Burdines, Macy's and Rich's), May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank and Robinsons May), Dillard's, Dayton-Hudson and Nordstorm approximately forty percent (40%) to specialty stores, including Journey's, Wet Seal and The Buckle and catalog retailers, including Victoria's Secret and Fingerhut. Federated Department Stores and Nordstorm's presently account for approximately twenty percent (20%) and seventeen percent (17%) of the Company's sales, respectively.

OPERATING ACTIVITIES

         During the year ended December 31, 1998, cash provided by operating activities was $1,054,000. Uses of cash arose principally from an increase in accounts receivable factored of $4,552,000 and an increase in inventories of $2,716,000 and a decrease in accrued bonuses of $362,000. Cash was provided principally by an increase in accounts payable and accrued expenses of $386,000 and a decrease in prepaid expenses and other assets of $717,000.

         The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2009. Future obligations under these lease agreements total approximately $30,000,000.

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

INVESTING ACTIVITIES

         During the year ended December 31, 1998, the Company used cash of $4,017,000 to acquire computer equipment and make leasehold improvements on new retail stores, warehouse space and office space. The Company also sold investment securities resulting in proceeds of $1,492,000.

FINANCING ACTIVITIES

         During  the  year  ended  December  31,  1998,  the  Company   received
$13,345,000 from the exercise of options and warrants.

LICENSE AGREEMENTS

         During the second quarter of 1997, the Company entered into three license agreements for hosiery, jewelry and ready-to-wear, bringing the total number of license agreements to six, including three license agreements entered into during the year ended December 31, 1997 for handbags, sunglasses and outerwear. The Company added its seventh license, Van Mar, Inc. for Steve Madden intimates which contract commenced on April 1, 1998 and the Company also extended its agreement with CO International to include hair accessories in Canada and U.S.A. due to requests from customers. The Company is pleased to announce that as of January 1, 1999 an affiliate of the Jordache organization, will now be the Company's jeanswear and sportswear licensee. The previous license agreement with Winer Industries was mutually ended. Also, in October 1, 1998 the Company entered into a license agreement with Daniel M. Friedman Associates, Inc., for belts. Additionally, our license income increased by 360% from $129,000 in 1997 to $594,000 in 1998. By December 31, 1998, the Company had eight license partners covering ten product categories. The Company is exploring additional licensing opportunities.

         On April 21, 1998 the Company signed a License Agreement with R.S.V. Sport, Inc., pursuant to which the Company has the right to use the l.e.i. trademark in connection with the sale of women and girls footwear. R.S.V. Sport, Inc., is a $130 million jeanswear company and is among the most popular jean brands for young women ages 12 to 20. This provides the Company with the opportunity to market shoes to a different customer base than those customers presently targeted by the Steve Madden brand. The line will be offered at lower retail prices than the Steve Madden brand.

         As of January 1, 1999, the Company entered into a license agreement with Jordache organization that will enable the Company to use the Jordache brand name in the mass channels of distribution, such as Walmart. The Company believes that this strategy will continue to support the growth of its Adesso Madden subsidiary beginning in the third quarter of 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 14 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENT   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

         The names and ages of the directors and executive officers of the Company are set forth below:

NAME                     AGE            POSITION(S) WITH THE COMPANY
----                     ---            ----------------------------

Steven Madden            41             Chairman of the Board,  Chief  Executive
                                        Officer and President

Rhonda Brown             43             Chief Operating Officer and Director

Arvind Dharia            49             Chief  Financial  Officer,  Director and
                                        Secretary

John Basile              47             Executive Vice President and Director

Gerald Mongeluzo         58             President of Adesso-Madden, Inc.

Charles Koppelman        58             Director

John L. Madden           51             Director

Peter Migliorini         50             Director

Les Wagner               58             Director

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

         CHARLES KOPPELMAN has been a director of the Company of the Company since June 1998. Since February 4, 1998, Mr. Koppelman has been the Chairman and Chief Executive Officer of CAK Universal Credit Corp., a joint venture created with Prudential Securities to provide financing to the entertainment, sports and licensing industries. From 1988 to 1997, Mr. Koppelman served as the Chairman and Chief Executive Officer of EMI Capital Music, N.A.

         JOHN L. MADDEN has been a Director of the Company since the Company's inception. From April 1992 until August 1993, Mr. Madden was associated with GKN Securities, Inc. as a Senior Account Executive. From August 1993 to April 1994, Mr. Madden was employed by Biltmore Securities as a Managing Director and registered sales representative. From May 1994 to May 1996, Mr. Madden served as Vice President of Investments for GKN Securities, Inc. From May 1996 through December 1996, Mr. Madden was associated with Kenny Securities, Inc. As of January 1997, Mr. Madden has been associated with Merit Capital, Corp. Mr. Madden is the brother of Steven Madden, the Company's Chairman of the Board, Chief Executive Officer and President.

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

         LES WAGNER has been a Director of the Company since October 1996. From 1993 to 1996, Mr. Wagner served as the President of Baker/Leeds Shoe Store, a Division of Edison Brothers Stores, Inc. Mr. Wagner has served in a number of other capacities for Baker/Leeds from 1963 to 1993 which included, General Merchandise Manager from 1989 to 1993; Vice President Real Estate Northeast Area from 1988 to 1989; and President, Gussini Discount Shoe Division from 1987 to 1988. Mr. Wagner attended Harvard University, completing the Advanced Management Program (AMP 100). Mr. Wagner performs consulting services for the Company from time to time.

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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

                  The following consolidated financial statements of Steven Madden, Ltd. and subsidiaries are included in Item 8:

                  Consolidated Balance Sheets--December 31, 1998 and 1997 Consolidated Statements of Operations--Years ended December 31, 1998, 1997 and 1996.
                  Consolidated    Statements   of   Changes   in   Stockholder's
                  Equity--Years ended December 31, 1998, 1997 and 1996.

                  Notes to Financial Statements.

(a)(2) FINANCIAL STATEMENT SCHEDULES

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore, have been omitted.

(b)  REPORTS ON FORM 8-K

(1) Current Report on Form 8-K filed on November 18, 1998, Item 5.

(c) EXHIBITS.

EXHIBITS
--------

3.01**       Certificate of Incorporation of the Company.

3.02**       By-Laws of the Company.

4.01*        Specimen Certificate for shares of Common Stock.

10.01*** Amended Employment Agreement between the Company and Steven Madden, as amended.

10.02        Employment Agreement of John Basile.

10.04***     Employment Agreement of Rhonda Brown.

21.01        Subsidiaries of Registrant.

* Previously filed with and incorporated hereby with reference to the Registrant's Registration Statement on Form SB-2 (No. 3367162-NY, as amended, declared effective on December 10, 1994).

** Incorporated by reference to the Company's Current Report on Form 8-K filed on November 23, 1998 with the Commission.

*** Previously filed with and incorporated hereby with reference to the Company's Form 10-KSB for the year ended December 31, 1996.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONTENTS

                                                                                                     PAGE
                                                                                                     ----
CONSOLIDATED FINANCIAL STATEMENTS

   Independent auditors' report                                                                       F-2

   Balance sheets as of December 31, 1998 and 1997                                                    F-3

   Statements of operations for the years ended December 31 1998, 1997 and 1996                       F-4

   Statements of changes in stockholders' equity for the years ended December 31, 1998,
      1997 and 1996                                                                                   F-5

   Statements of cash flows for the years ended December 31, 1998, 1997 and 1996                      F-6

   Notes to financial statements                                                                      F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Steven Madden, Ltd.
New York, New York


We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries as of December 31, 1998, and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
February 19, 1999

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,
                                                                            ----------------------------
                                                                                1998            1997
                                                                            ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $ 14,642,000    $  3,887,000
   Investments                                                                   499,000       1,991,000
   Accounts receivable - net of allowances of $462,000  and $351,000             924,000       1,127,000
   Due from factor - net of allowances of $351,000  and $335,000               9,357,000       4,821,000
   Inventories                                                                 7,971,000       5,081,000
   Prepaid advertising                                                           896,000         441,000
   Prepaid expenses and other current assets                                   2,091,000       2,322,000
   Deferred taxes                                                                534,000
                                                                            ------------    ------------

        Total current assets                                                  36,914,000      19,670,000

Property and equipment, net                                                    8,991,000       5,931,000
Prepaid advertising, less current portion                                                      1,041,000
Deferred taxes                                                                   293,000         401,000
Deposits and other                                                               247,000         258,000
Cost in excess of fair value of net assets acquired - net of accumulated
   amortization of $297,000  and $170,000                                      2,483,000       1,976,000
                                                                            ------------    ------------

                                                                            $ 48,928,000    $ 29,277,000
                                                                            ============    ============
LIABILITIES
Current liabilities:
   Current portion of lease payable                                         $    106,000    $    105,000
   Accounts payable and accrued expenses                                       2,950,000       2,427,000
   Accrued bonuses                                                               231,000         593,000
                                                                            ------------    ------------

        Total current liabilities                                              3,287,000       3,125,000

Deferred rent                                                                    385,000
Lease payable, less current portion                                              296,000         359,000
                                                                            ------------    ------------

                                                                               3,968,000       3,484,000
                                                                            ------------    ------------
Commitments, contingencies and other (Note I)

STOCKHOLDERS' EQUITY (NOTE D)
Common stock - $.0001 par value, 60,000,000 shares authorized, 10,940,643
   and 8,429,073 shares issued and outstanding                                     1,000           1,000
Additional paid-in capital                                                    36,601,000      21,721,000
Retained earnings                                                             11,256,000       5,809,000
Unearned compensation                                                         (1,661,000)     (1,281,000)
Treasury stock at cost - 270,204 and 101,800 shares                           (1,237,000)       (457,000)
                                                                            ------------    ------------
                                                                              44,960,000      25,793,000
                                                                            ------------    ------------
                                                                            $ 48,928,000    $ 29,277,000
                                                                            ============    ============


                      SEE NOTES TO FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                           1998            1997            1996
                                                       ------------    ------------    ------------
Net sales                                              $ 85,783,000    $ 59,311,000    $ 45,823,000
Cost of sales                                            49,893,000      34,744,000      31,343,000
                                                       ------------    ------------    ------------

Gross profit                                             35,890,000      24,567,000      14,480,000
Commission and licensing fee income                       3,273,000       2,321,000         951,000
Operating expenses                                      (29,949,000)    (22,262,000)    (13,998,000)
                                                       ------------    ------------    ------------

Income from operations                                    9,214,000       4,626,000       1,433,000

Other income (expenses):
   Interest income                                          380,000         312,000         322,000
   Interest expense                                        (235,000)       (339,000)       (162,000)
                                                       ------------    ------------    ------------

Income before provision for income taxes                  9,359,000       4,599,000       1,593,000
Provision for income taxes                                3,912,000       1,899,000         534,000
                                                       ------------    ------------    ------------

NET INCOME                                             $  5,447,000    $  2,700,000    $  1,059,000
                                                       ============    ============    ============

BASIC INCOME PER SHARE                                 $       0.58    $       0.33    $       0.14
                                                       ============    ============    ============

DILUTED INCOME PER SHARE                               $       0.50    $       0.30    $       0.13
                                                       ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC
   INCOME PER SHARE                                       9,436,798       8,064,604       7,689,848
EFFECT OF POTENTIAL COMMON SHARES FROM EXERCISE OF
   OPTIONS AND WARRANTS                                   1,546,303         848,462         737,232
                                                       ------------    ------------    ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED
   INCOME PER SHARE                                      10,983,101       8,913,066       8,427,080
                                                       ============    ============    ============

                                  SEE NOTES TO FINANCIAL STATEMENTS

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           COMMON STOCK           ADDITIONAL
                                                      ----------------------       PAID-IN          RETAINED          UNEARNED
                                                        SHARES       AMOUNT        CAPITAL          EARNINGS        COMPENSATION
                                                      ---------     --------    ------------      -----------      -------------
BALANCE - DECEMBER 31, 1995                           6,415,776     $  1,000    $ 11,179,000      $ 2,050,000      $  (464,000)
Exercise of stock options and warrants                1,417,818                    6,342,000
Common stock purchased for treasury
Costs incurred in connection with registration                                       (40,000)
Tax benefit from exercise of options                                                 288,000
Net income                                                                                          1,059,000
Amortization of unearned compensation                                                                                  144,000
                                                      ---------     --------    ------------      -----------      -----------

BALANCE - DECEMBER 31, 1996                           7,833,594        1,000      17,769,000        3,109,000         (320,000)
Exercise of stock options                               487,000                    1,339,000
Common stock issued in  connection
with  purchase of subsidiary                            108,479                      809,000
Compensation in connection with
issuance of stock options                                                             39,000
Tax benefit from exercise of options                                                 420,000
Net income                                                                                          2,700,000
Unearned compensation relating
to issuance of stock options                                                       1,345,000                        (1,345,000)
Amortization of unearned compensation                                                                                  384,000
                                                      ---------     --------    ------------      -----------      -----------

BALANCE - DECEMBER 31, 1997                           8,429,073        1,000      21,721,000        5,809,000       (1,281,000)
Exercise of stock options,
units and warrants net of costs of $60,000            2,447,050                   13,345,000
Common stock issued in connection with acquisition       64,520                      667,000
Compensation  in connection with issuance of stock
options to consultant                                                                 14,000
Tax benefit from exercise of options                                                 198,000
Net income                                                                                          5,447,000
Unearned  compensation  relating
to issuance of stock options                                                         656,000                          (656,000)
Amortization of unearned compensation                                                                                  276,000
Common stock purchased for treasury
                                                     ----------     --------    ------------      -----------      -----------

BALANCE - DECEMBER 31, 1998                          10,940,643     $  1,000    $ 36,601,000      $11,256,000      $(1,661,000)
                                                     ==========     ========    ============      ===========      ===========

                                                           TREASURY STOCK               TOTAL
                                                        --------------------        STOCKHOLDERS'
                                                        SHARES       AMOUNT            EQUITY
                                                        ------     -----------      ------------
BALANCE - DECEMBER 31, 1995                                                         $ 12,766,000
Exercise of stock options and warrants                                                 6,342,000
Common stock purchased for treasury                    101,800     $  (457,000)         (457,000)
Costs incurred in connection with registration                                           (40,000)
Tax benefit from exercise of options                                                     288,000
Net income                                                                             1,059,000
Amortization of unearned compensation                                                    144,000
                                                       -------     -----------      ------------

BALANCE - DECEMBER 31, 1996                            101,800        (457,000)       20,102,000
Exercise of stock options                                                              1,339,000
Common stock issued in  connection
with purchase of subsidiary                                                              809,000
Compensation  in connection with
issuance of stock options                                                                 39,000
Tax benefit from exercise of options                                                     420,000
Net income                                                                             2,700,000
Unearned  compensation  relating
to issuance of stock options                                                                   0
Amortization of unearned compensation                                                    384,000
                                                       -------     -----------      ------------

BALANCE - DECEMBER 31, 1997                            101,800        (457,000)       25,793,000
Exercise of stock options,  units and warrants net
of costs of $60,000                                                                   13,345,000
Common stock issued in connection with acquisition                                       667,000
Compensation  in connection
with issuance of stock options to consultant                                              14,000
Tax benefit from exercise of options                                                     198,000
Net income                                                                             5,447,000
Unearned compensation relating
to issuance of stock options                                                                   0
Amortization of unearned compensation                                                    276,000
Common stock purchased for treasury                    168,404        (780,000)         (780,000)
                                                       -------     -----------      ------------

BALANCE - DECEMBER 31, 1998                            270,204     $(1,237,000)     $ 44,960,000
                                                       =======     ===========      ============

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           1998           1997            1996
                                                                       ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $  5,447,000   $  2,700,000     $ 1,059,000
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Options issued for consulting services                               14,000         39,000
        Depreciation and amortization                                     1,357,000        774,000         368,000
        Deferred taxes                                                     (426,000)        50,000        (233,000)
        Deferred compensation                                               276,000        384,000         144,000
        Tax benefit from exercise of options                                198,000        420,000         288,000
        Provision for doubtful accounts and chargebacks                     228,000        664,000         675,000
        Deferred rent expense                                               385,000                        (36,000)
        Changes, net of acquisitions, in:
           Accounts receivable                                               (9,000)    (1,269,000)        365,000
           Due from factor                                               (4,552,000)        41,000        (876,000)
           Inventories                                                   (2,716,000)    (2,324,000)     (1,381,000)
           Prepaid expenses and other assets                                717,000       (680,000)       (199,000)
           Accounts payable and accrued expenses                            386,000      1,144,000         280,000
           Accrued bonuses                                                 (362,000)       160,000        (163,000)
           Other current liabilities                                                       303,000         (11,000)
           Tax liability                                                    111,000         (1,000)     (1,154,000)
                                                                       ------------   ------------   -------------
             Net cash provided by (used in) operating activities          1,054,000      2,405,000        (874,000)
                                                                       ------------   ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (4,017,000)    (3,686,000)     (1,180,000)
   Acquisition of lease rights                                             (242,000)      (235,000)       (200,000)
   Acquisition of subsidiary                                                                            (1,076,000)
   Repayment of debt assumed in acquisition                                                               (476,000)
   Purchases of investment securities                                      (499,000)    (1,991,000)
   Maturity of investment securities                                      1,991,000

   Payments in connection with acquisition of business                      (35,000)
                                                                       ------------   ------------   -------------
             Net cash used in investing activities                       (2,802,000)    (5,912,000)     (2,932,000)
                                                                       ------------   ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from options, units and warrants exercised - net             13,345,000      1,339,000       6,302,000
   Purchase of treasury stock                                              (780,000)                      (457,000)
   Payments of lease obligations                                            (62,000)       (96,000)        (11,000)
                                                                       ------------   --------------   -----------
             Net cash provided by financing activities                   12,503,000      1,243,000       5,834,000
                                                                       ------------   --------------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     10,755,000     (2,264,000)      2,028,000
Cash and cash equivalents - beginning of year                             3,887,000      6,151,000       4,123,000
                                                                       ------------   --------------   -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                $ 14,642,000   $  3,887,000     $ 6,151,000
                                                                       ============   ==============   ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
      Acquisition of leased assets                                                    $    358,000     $   194,000
      Note issued in connection with acquisition                                                       $   645,000
      Common stock issued in payment of acquisition note and
        additional acquisition cost                                                   $    809,000
      Common stock issued in connection with acquisition               $    667,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                         $    235,000   $    339,000     $   162,000
      Income taxes                                                     $  3,902,000   $  1,351,000     $ 1,116,000

                                SEE NOTES TO FINANCIAL STATEMENTS

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    ORGANIZATION:

       Steven Madden, Ltd. was incorporated on July 9, 1990, in the state of New York and reincorporated in the state of Delaware on November 10, 1998. The Company is engaged primarily in the business of designing, wholesaling and retailing women's shoes. Revenues are generated predominately through the sale of the Company's brand name merchandise. See Note J for operating segment information.

[2]    PRINCIPLES OF CONSOLIDATION:

       The consolidated financial statements include the accounts of Steven Madden, Ltd. and its wholly owned subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated.

[3]    USE OF ESTIMATES:

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

[4]    CASH AND CASH EQUIVALENTS:

       Cash equivalents at December 31, 1998, amounted to approximately $9,592,000 and consist of money market funds, certificates of deposit and commercial paper. The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

[5]    INVESTMENTS:

       Investments, which are to be held to maturity, are stated at amortized cost which approximates market value and consist primarily of government securities and corporate commercial paper with maturities of less than one year.

[6]    INVENTORIES:

       Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market.

[7]    PROPERTY AND EQUIPMENT:

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

       Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the assets to its carrying amount.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[8]    COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED:

       Cost in excess of fair value of net assets acquired relates to the acquisitions of Diva International, Inc. and Daniel Scott, Inc. (Note B) and is being amortized over 20 years.

[9]    NET INCOME PER SHARE:

       Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares.

[10]   ADVERTISING COSTS:

       The Company expenses costs of print, radio and billboard advertisements as of the first date the advertisements take place. Advertising expense included in operating expenses amounted to $2,515,000 in 1998, $1,698,000 in 1997 and $1,024,000 in 1996. Prepaid advertising at December 31, 1998 and 1997 includes barter credits received in exchange for merchandise in a prior year. The Company intends to utilize the remaining credits in 1999.

[11]   FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The carrying value of the Company's financial instruments approximate fair value due to their short term nature or their underlying terms.

[12]   STOCK-BASED COMPENSATION:

       The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.


NOTE B - ACQUISITIONS

         On May 1, 1998, the Company purchased certain assets from and assumed certain liabilities of Daniel Scott, Inc. which operated two retail outlet stores under the name Shoe Biz located in Mineola and Garden City, N.Y. in exchange for 64,520 shares of common stock. The acquisition was recorded at a total cost of approximately $703,000, including related expenses, of which $635,000 was allocated to cost in excess of fair value of the identifiable net assets acquired. The acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired entity were included in the consolidated statements of operations from the date of acquisition. The pro forma results for 1998 and 1997, assuming this acquisition had been made at the beginning of 1997, would not be materially different from reported results.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


NOTE B - ACQUISITIONS  (CONTINUED)

On April 1, 1996, the Company acquired all the outstanding common stock of Diva International, Inc., which designs and markets women's footwear under the David Aaron name. The purchase price consisted of an initial payment of $1,000,000 in cash and a note of $644,839, as adjusted, payable within one year. In 1997, the Company issued 108,479 common shares valued at $809,000 in payment of the note and as an adjustment of the purchase price. The transaction was accounted for as a purchase. The pro forma results for 1996 assuming this acquisition had been made at the beginning of such year, would not be materially different from reported results.


NOTE C - PROPERTY AND EQUIPMENT

The major classes of assets and accumulated depreciation and amortization are as follows:

                                                            DECEMBER 31,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------
   Leasehold improvements                           $  8,196,000   $  4,660,000
   Machinery and equipment                               474,000        323,000
   Furniture and fixtures                                710,000        325,000
   Computer equipment                                  1,636,000      1,419,000
   Equipment under capital lease                         217,000        217,000
                                                    ------------   ------------

                                                      11,233,000      6,944,000
   Less accumulated depreciation and amortization     (2,242,000)    (1,013,000)
                                                    ------------   ------------

   Property and equipment - net                     $  8,991,000   $  5,931,000
                                                    ============   ============

NOTE D - DUE FROM FACTOR

Under the terms of a factoring agreement, the Company may request advances from the factor up to 80 percent of aggregate receivables purchased by the factor at an interest rate of prime minus 1%. The Company also pays a fee equal to .70% of the gross invoice amount of each receivable purchased. In addition, the factor charges an annual unused line fee of .25% of the average daily unused portion of the maximum credit line which is $15,000,000. The Company sells and assigns a substantial portion of its receivables, principally without recourse, to the factor. The factor assumes the credit risk to all assigned accounts approved by it, but maintains liens on all trade receivables (whether or not assigned) and the goods represented thereby. These transfers are recognized as sales of receivables.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


NOTE E - STOCK OPTIONS

Through 1998, the Company established various stock option plans under which options to purchase shares of common stock may be granted to employees, directors, officers, agents, consultants and independent contractors. The plans provide that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. No incentive stock option can be granted for more than five years to a stockholder owning 10% or more of the Company's outstanding common stock. Options granted under the plans during the three years ended December 31, 1998 vest on date of grant or up to three years from such date. Through December 31, 1998, options had been granted for the maximum number of shares for which options were available under the plans and as of such date no shares were available for the granting of future options under the plans.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


NOTE E - STOCK OPTIONS  (CONTINUED)

In addition to options granted under the stock options plans, in March 1995, the Company issued options to purchase 1,000,000 shares of its common stock to a company wholly owned by the Company's President, Chief Executive Officer and a stockholder. The options were subsequently transferred to the President. The options which are fully exercisable, have an exercise price of $1.75 and an exercise period of 10 years. Unearned compensation was recorded in the amount of $575,000, which represented the difference between the exercise price and the fair value of the stock on the date of grant, and is classified as a component of stockholders' equity. The unearned compensation was being amortized over four years, however, there was no net charge to earnings since the amount which would otherwise have been recorded as compensation reduced the President's bonus. If such bonus was not sufficient to offset the amortization in any of the four years, the President was required to pay to the Company an amount equal to the shortage. The unamortized portion was charged to operations in 1997 in connection with the President's amended employment agreement.

In connection with the amended employment agreement, in 1997, the Company issued the President options to purchase 500,000 shares of its common stock. The options, which vested in August 1998, have an exercise price of $3.31 and an exercise period of 10 years. Unearned compensation was recorded in the amount of $1,345,000 which represents the difference between the exercise price and the fair value of the stock on the date of grant, and is classified as a component of stockholders' equity. The unearned compensation is being amortized over the ten year term of the amended agreement.

The Company issued options to purchase 1,500,000 shares of its common stock to its President in 1995 with an exercise price of $7.00 (market price on date of grant) and an exercise period of 10 years. The options were to have vested equally over a period of three years beginning January 1, 1997. Subsequently, in January 1996, these options were returned to the Company and canceled.

Activity relating to stock options during the three years ended December 31, 1998, including the options described in Note I[1], follows:

                                               1998                     1997                   1996
                                   -------------------------    --------------------  -----------------------
                                     NUMBER       AVERAGE       NUMBER      AVERAGE      NUMBER      AVERAGE
                                       OF         EXERCISE        OF        EXERCISE        OF       EXERCISE
                                     SHARES        PRICE        SHARES       PRICE       SHARES       PRICE
                                   ----------     --------    ---------   ----------  ----------     --------
Outstanding at January 1            2,300,000     $  4.54     1,718,000      $ 3.93    2,963,000       $5.06
Granted                             1,070,000        7.07     1,153,000        4.70      510,000        5.86
Exercised                            (222,000)       5.55      (487,000)       2.75     (165,000)       2.37
Cancelled                            (180,000)       7.44       (84,000)       4.67   (1,590,000)       6.80
                                   ----------                 ---------               ----------

Outstanding at December 31          2,968,000        5.16     2,300,000        4.54    1,718,000        3.93
                                   ==========                 =========               ==========

Shares exercisable                  2,530,000        4.79     1,297,000        4.53    1,718,000        3.93
                                   ==========                 =========                =========

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


NOTE E - STOCK OPTIONS  (CONTINUED)

The following table summarizes information about stock options to employees at December 31, 1998:

                                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                     -----------------------------------------      ------------------------
                                                       WEIGHTED
                                                       AVERAGE
                                                      REMAINING       WEIGHTED                      WEIGHTED
                                                     CONTRACTUAL       AVERAGE                       AVERAGE
                                       NUMBER            LIFE         EXERCISE        NUMBER        EXERCISE
       RANGE OF EXERCISE PRICE       OUTSTANDING      (IN YEARS)        PRICE       EXERCISABLE       PRICE
       -----------------------       -----------     ------------     --------      -----------     --------
       $1.50 to $3.50                 1,045,000           7.3         $  2.55        1,045,000        $2.55
       $5.50 to $6.00                 1,120,000           8.8            5.73          894,000         5.67
       $6.50 to $7.97                   693,000           9.4            7.46          591,000         7.43
       $9.13 to $10.25                  110,000           9.4            9.74
                                     ----------                                      ---------

                                      2,968,000                          5.16        2,530,000         4.79
                                     ==========                                      =========

As set forth in Note A[10], the Company applies APB No. 25 in accounting for its stock option incentive plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Pro forma information regarding net income and earnings per share is required by Statement of Financial
Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation" and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The weighted average fair value of options granted in 1998, 1997 and 1996 was approximately $4.57, $3.25 and $3.06, respectively. The following pro forma information gives effect to the fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 79% for 1998, 56% for 1997 and 73% for 1996, risk free interest rates of 4.22% - 5.57% for 1998, 5.80% - 6.17% for 1997 and 5.98%
- 6.82% for 1996, and expected life of 3 to 5 years for 1998, 3 to 5 years for 1997 and 1 1/2 to 5 years for 1996. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Substantially all options granted in 1998, 1997 and 1996 vested on date of grant, and accordingly, the estimated fair value of such options were charged to expense in the year of grant for pro forma disclosures. The Company's pro forma information follows:

                                      1998            1997            1996
                                      ----            ----            ----
    Net income:
       As reported                  $5,447,000     $2,700,000     $1,059,000
       Pro forma                    $2,619,000     $  504,000     $  135,000
    Basic income per share:
       As reported                     $.58           $.33           $.14
       Pro forma                       $.28           $.06           $.02
    Diluted income per share:
       As reported                     $.50           $.30           $.13
       Pro forma                       $.24           $.06           $.02

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


NOTE F - WARRANTS

The Company issued 1,252,818 shares of its common stock in 1996 resulting from the exercise of Class A warrants. In connection therewith, the Company received proceeds of approximately $5,950,000.

In connection with the initial public offering, the Company granted to the underwriter an option to purchase an aggregate of 150,000 units exercisable for four years commencing December 10, 1995 (one year after the effective date) at an exercise price of $5.80 per unit. Each unit consists of one share of common stock, one Class A warrant and one Class B warrant. During the year ended December 31, 1998 120,000 units were exercised and the Class A and Class B warrants issued in connection with the units were also exercised. In connection therewith, the Company received proceeds of $1,926,000. As of December 31, 1998, 30,000 units remain outstanding and expire on December 9, 1999.

During July 1998, the Board of Directors of the Company approved the redemption of all of the Company's outstanding Class B warrants. Warrant holders had until the close of business on August 13, 1998 to exercise their Class B warrants for the purchase of shares of common stock at an exercise price of $5.50 per share. Unexercised Class B warrants were redeemable on August 14, 1998 at $.05 for each outstanding Class B warrant. The Company issued 1,859,690 shares of its common stock resulting from the exercise of Class B warrants and received proceeds of approximately $10,228,000. The Company redeemed 15,310 Class B warrants not exercised.

The Company also had outstanding 150,000 Class C warrants issued in connection with a bridge financing which entitled the holder to purchase one share of common stock at a price of $15.00 per share. The Class C warrants expired on December 10, 1998.


NOTE G - LEASES

[1]    CAPITAL LEASES:

       The Company leases certain equipment under capital leases. Future minimum lease payments consist of the following:

            1999                                                    $ 145,000
            2000                                                      144,000
            2001                                                      136,000
            2002                                                       43,000
            2003                                                        4,000
                                                                    ---------

            Total minimum lease payments                              472,000
            Less amounts representing interest                         70,000
                                                                    ---------

            Present value of minimum lease payments                   402,000
            Less current maturities                                   106,000
                                                                    ---------

            Capital lease obligation, less current maturities       $ 296,000
                                                                    =========

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


NOTE G - LEASES  (CONTINUED)

[1]    OPERATING LEASES:

       The Company leases office, showroom, warehouse and retail facilities under noncancelable operating leases with terms expiring at various times through 2009. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31, 1998:

                 1999                             $  3,521,000
                 2000                                3,224,000
                 2001                                3,274,000
                 2002                                3,235,000
                 2003                                3,011,000
                 Thereafter                         10,806,000
                                                  ------------

                                                  $ 27,071,000
                                                  ============

       A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes. Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $3,561,000, $1,434,000 and $626,000, respectively. Included in such amounts are contingent rents of $82,000 and $85,000 in 1998 and 1997, respectively.


NOTE H - INCOME TAXES

The income tax provision consists of the following:

                                 1998            1997         1996
                              ----------    -------------  ---------
        Current:
           Federal            $3,211,000     $1,318,000    $ 510,000
           State and city      1,127,000        531,000      257,000
                              ----------    -----------    ---------

                               4,338,000      1,849,000      767,000
                              ----------    -----------    ---------

        Deferred:
           Federal              (346,000)       (16,000)    (101,000)
           State and city        (80,000)        66,000     (132,000)
                              ----------    -----------    ---------

                                (426,000)        50,000     (233,000)
                              ----------    -----------    ---------

                              $3,912,000    $ 1,899,000    $ 534,000
                              ==========    ===========    =========

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


NOTE H - INCOME TAXES  (CONTINUED)

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

                                                                        DECEMBER 31,
                                                                ---------------------------
                                                                1998       1997       1996
                                                                ----       ----       ----
   Income taxes at federal statutory rate                       34.0%      34.0%      34.0%
   State income taxes - net of federal income tax benefit        7.9        7.7        5.9
   Nondeductible items                                            .1        3.7        1.6
   Net operating loss carryforward benefit                                  (.4)      (4.6)
   Other                                                         (.1)      (3.8)      (3.4)
                                                                ----       ----       ----
   Effective rate                                               41.9%      41.2%      33.5%
                                                                ====       ====       ====

The Company applies the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The components of deferred tax assets and liabilities are as follows:

                                                           DECEMBER 31,
                                                   -------------------------
                                                       1998          1997
                                                   -----------   -----------
      Deferred tax liabilities:
         Accelerated depreciation                                $   (94,000)
      Deferred tax assets:
         Depreciation                              $    43,000
         Accounts receivable allowances                333,000       356,000
         Capitalization of inventory                   201,000       139,000
         Deferred compensation                          94,000
         Deferred rent                                 156,000
                                                   -----------   -----------

      Net deferred tax asset                       $   827,000   $   401,000
                                                   ===========   ===========

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER

[1]    EMPLOYMENT AGREEMENTS:

       The Company has an employment agreement with its President/Chief Executive Officer which was amended in July 1997 to extend the term through December 2007. The employment agreement provides for salary commitments of $3,706,000 over the next nine years. Additionally, the agreement provides for a discretionary bonus in cash, capital stock or other property as the board may determine from time to time. The prior agreement provided for a bonus plan based on graduated rates at specified levels of net revenue. The bonus was payable in cash or in the Company's stock at the option of the officer. Bonus payable in stock was to be based on 2/3 of the market price on the date of election. Bonuses payable for the years ended December 31, 1997 and 1996 have each been reduced by approximately $144,000 for the amortization of the unearned compensation discussed in Note E.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)

[1]    EMPLOYMENT AGREEMENTS:  (CONTINUED)

       During 1997 and 1998, the Company entered into three and four year employment agreements with various executives which provide for aggregate annual salaries of $1,210,000, subject to increases. With respect to certain executives, the agreements provide for bonuses based upon earnings, as defined. In connection with one agreement, the Company granted options to one executive to purchase 250,000 shares of the Company's common stock at $7.50 per share. The market value of the stock at the date of grant was $10.125 per share. The Company recorded approximately $656,000 as unearned compensation relating to such options, of which approximately $148,000 was charged to operations during the year ended December 31, 1998.

[2]    LETTERS OF CREDIT:

       At December 31, 1998, the Company had open letters of credit for the purchase of imported inventories of approximately $3,565,000.

[3]    PENDING LITIGATION:

       On or about March 13, 1998, the Company and Stav Efrat were sued by Ooga Associated Corp. ("Ooga"), a design and construction firm previously engaged by the Company to design and construct certain of the Company's retail shoe stores. In this action, which is pending in the Supreme Court of New York, County of New York, Ooga principally alleges that (i) the Company breached an oral contract pursuant to which it engaged Ooga to exclusively design and build the Company's retail shoe stores, (ii) the Company induced Mr. Efrat, an officer and director of Ooga, to breach his fiduciary duties to Ooga by improperly employing his services, and (iii) the Company misappropriated Ooga's trade secrets by impermissibly using store designs and concepts owned by Ooga. In its lawsuit, Ooga seeks damages consisting of amounts based on its prospective earnings under the alleged oral contract with the Company, its lost earnings on certain projects it claims to have abandoned or forgone in reliance on the alleged oral contract with the Company, and on the value of the designs and concepts allegedly misappropriated by the Company and also seeks an injunction prohibiting the Company from using Ooga's designs or other proprietary information, from employing any Ooga employees or interfering with Ooga's contractual relationships with its customers. On October 22, 1998, the Court orally dismissed Ooga's breach of contract claims and on January 7, 1999, the Court suspended the action based on the failure of Ooga to be present for a mandatory court conference. The action is subject to being revived upon application by Ooga within a one year period. The Company believes that Ooga's claims are completely without merit, and intends to vigorously contest its lawsuit.

[4]    LITIGATION SETTLEMENT:

       In December 1998, the complaint brought by former officers of Diva International, Inc. against the Company was settled for a nominal amount.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)

[5]    CONCENTRATIONS:

       The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured.

       During  the  year  ended  December  31,  1998,   the  Company   purchased
       approximately 41% of their inventory from two suppliers in Brazil and Mexico. Purchases are made in United States dollars.

       Sales to one customer represented approximately 13%, 11% and 17% of net sales and amounts receivable at year end from such customer represented 11%, 13% and 28% of accounts receivable in 1998, 1997 and 1996, respectively. Sales to such customer are included in the wholesale segment (see Note J).

[6]    VALUATION AND QUALIFYING ACCOUNTS:

       The following is a summary of the allowance for doubtful accounts related to accounts receivable and allowance for chargebacks related to the amount due from factor for the years ended December 31, 1998, 1997 and 1996:

                                                                      1998         1997         1996
                                                                   ---------    ---------    ---------
      Balance at beginning of year                                 $ 686,000    $ 325,000    $ 161,000
      Charged to expense                                             228,000      664,000      675,000
      Uncollectible accounts written off, net of recoveries         (101,000)    (303,000)    (511,000)
                                                                   ---------    ---------    ---------

      Balance at end of year                                       $ 813,000    $ 686,000    $ 325,000
                                                                   =========    =========    =========


NOTE J - OPERATING SEGMENT INFORMATION

The Company's reportable segments are primarily based on methods used to distribute its products. The wholesale and retail segments derive revenues from sales of women's footwear. The wholesale segment, through sales to department and specialty stores, and the retail segment through operation of its own retail stores, derive revenues from sales of branded women's footwear. In addition, commencing in 1997, the wholesale segment began a licensing program that extended the Steve Madden brand to accessories and ready-to wear apparel. The other segment represents activities of a subsidiary which earns commissions for serving as a buying agent to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of private label shoes.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


NOTE J - OPERATING SEGMENT INFORMATION  (CONTINUED)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before interest income and interest expense and before income taxes. Following is information for the Company's reportable segments:

                                                        WHOLESALE        RETAIL        OTHER        CONSOLIDATED
                                                        ---------        ------        -----        ------------
Year ended December 31, 1998:
   Net sales to external customers (a)                $59,221,000     $26,562,000                 $ 85,783,000
   Commissions and licensing fees                         594,000                   $ 2,679,000      3,273,000
   Operating earnings                                   5,126,000       2,741,000     1,347,000      9,214,000
   Depreciation and amortization                          516,000         837,000         4,000      1,357,000
   Other significant noncash items:
      Deferred compensation                               276,000                                      276,000
      Deferred rent                                        47,000         336,000         2,000        385,000
      Provision for doubtful accounts                     127,000                                      127,000
   Segment assets (b)                                  33,731,000      14,663,000       534,000     48,928,000
   Capital expenditures                                   550,000       3,467,000                    4,017,000

Year ended December 31, 1997:
   Net sales to external customers (a)                 44,934,000      13,249,000     1,128,000     59,311,000
   Commissions and licensing fees                         129,000                     2,192,000      2,321,000
   Operating earnings                                   2,037,000       1,605,000       984,000      4,626,000
   Depreciation and amortization                          371,000         401,000         2,000        774,000
   Other significant noncash items:
      Deferred compensation                               384,000                                      384,000
      Provision for doubtful accounts                     361,000                                      361,000
   Segment assets (b)                                  20,424,000       8,341,000       512,000     29,277,000
   Capital expenditures                                   640,000       3,038,000         8,000      3,686,000

Year ended December 31, 1996:
   Net sales to external customers (a)                 39,477,000       3,805,000     2,541,000     45,823,000
   Commissions and licensing fees                                                       951,000        951,000
   Operating earnings                                     527,000         549,000       357,000      1,433,000
   Depreciation and amortization                          293,000          75,000                      368,000
   Other significant noncash items:
      Deferred compensation                               144,000                                      144,000
      Provision for doubtful accounts                     714,000                                      714,000
   Segment assets (b)                                  19,184,000       2,293,000       546,000     22,023,000
   Capital expenditures                                   379,000         795,000         6,000      1,180,000

(a) Attributed to the United States based on the location in which the sale originated.
(b) All long-lived assets, consisting of property and equipment and cost in excess of fair value of net assets acquired, are located in the United States.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


NOTE K - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997 (000's):

                                    MARCH 31  JUNE 30    SEPTEMBER 30    DECEMBER 31
                                    --------  -------    ------------    -----------
1998:
   Revenues                         $16,511   $18,733      $23,991         $26,548
   Costs of goods sold                9,485    11,200       13,908          15,300
   Commissions and licensing fees       764       779          992             738
   Net income                           773       881        1,880           1,913
   Net income per share:
      Basic                            0.09      0.10         0.19            0.18
      Diluted                          0.08      0.08         0.17            0.17

1997:
   Revenues                         $13,218   $12,270      $18,055         $15,768
   Costs of goods sold                8,608     7,409       10,192           8,535
   Commissions and licensing fees       362       492          748             719
   Net income                           401       357          881           1,061
   Net income per share:
      Basic                            0.05      0.04         0.11            0.13
      Diluted                          0.05      0.04         0.10            0.11

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
        March 25, 1999

                                           STEVEN MADDEN, LTD.

                                           By: /s/ STEVEN MADDEN
                                               --------------------------------
                                               Steven Madden
                                               Chairman of the Board, President
                                               and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

    SIGNATURE                            TITLE                        DATE
    ---------                            -----                        ----

/s/ STEVEN MADDEN            Chairman of the Board, President   March 25, 1999
---------------------        and Chief Executive Officer
Steven Madden


/s/ RHONDA BROWN             Chief Operating Officer            March 25, 1999
---------------------        and Director0
Rhonda Brown


/s/ JOHN BASILE              Director of Operations             March 25, 1999
---------------------        and Director
John Basile


/s/ ARVIND DHARIA            Chief Financial Officer            March 25, 1999
---------------------        and Director
Arvind Dharia

/s/ CHARLES KOPPELMAN        Director                           March 25, 1999
---------------------
Charles Koppelman

/s/ JOHN L. MADDEN           Director                           March 25, 1999
---------------------
John L. Madden

/s/ PETER MIGLIORINI         Director                           March 25, 1999
---------------------
Peter Migliorini

/s/ LES WAGNER               Director                           March 25, 1999
---------------------
Les Wagner