Form 10-Q
period 1999-03-31
MADDEN STEVEN LTD
filed 1999-05-10
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
--------------------------------------------------------------------------------


(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

For Quarter Ended  March 31, 1999    Commission File Number 0-23702
                  ---------------                           ------------

                               STEVEN MADDEN, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           NEW YORK                                       13-3588231
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

52-16 Barnett Avenue, Long Island City, New York             11104
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          (718) 446-1800
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  [X]     No [ ]

   Class                                 Outstanding as of  May 06, 1999
Common Stock                                          10,947,093

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                 MARCH 31, 1999


                                TABLE OF CONTENTS



PART I-   FINANCIAL INFORMATION
ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets .....................................  3

          Consolidated Statements of Operations ...........................  4

          Consolidated Statement of Cash Flows ............................  5

          Notes to condensed consolidated
            financial statements ..........................................  6


ITEM 2.   Management's discussion and analysis
            of financial condition and results of operations ..............  7

STEVEN MADDEN, LTD. AND SUBSIDIARIES

SEE NOTES TO FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,     DECEMBER 31,
                                                                                1999            1998
                                                                            ------------    ------------
                                                                             (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                $ 13,556,000    $ 14,642,000
   Investments                                                                                   499,000
   Accounts receivable - net of allowances of $499,000 and $462,000              854,000         924,000
   Due from factor - net of allowances of $391,000 and $351,000               14,171,000       9,357,000
   Inventories                                                                 7,043,000       7,971,000
   Prepaid advertising                                                           710,000         896,000
   Prepaid expenses and other current assets                                   2,674,000       2,091,000
   Deferred taxes                                                                534,000         534,000
                                                                            ------------    ------------

        Total current assets                                                  39,542,000      36,914,000

Property and equipment, net                                                    9,679,000       8,991,000
Deferred taxes                                                                   293,000         293,000
Deposits and other                                                               251,000         247,000
Cost in excess of fair value of net assets acquired - net of accumulated
   amortization of $332,000 and $297,000                                       2,448,000       2,483,000
                                                                            ------------    ------------

                                                                            $ 52,213,000    $ 48,928,000
                                                                            ============    ============

LIABILITIES
Current liabilities:
   Current portion of lease payable                                         $    136,000    $    106,000
   Accounts payable and accrued expenses                                       4,665,000       2,950,000
   Accrued bonuses                                                               220,000         231,000
                                                                            ------------    ------------

        Total current liabilities                                              5,021,000       3,287,000

Deferred rent                                                                    476,000         385,000
Lease payable, less current portion                                              272,000         296,000
                                                                            ------------    ------------

                                                                               5,769,000       3,968,000
                                                                            ------------    ------------
Contingencies (Note D)

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value, 60,000,000 shares authorized, 10,944,843
   and 10,940,643 issued and outstanding                                           1,000           1,000
Additional paid-in capital                                                    36,625,000      36,601,000
Retained earnings                                                             12,667,000      11,256,000
Unearned compensation                                                         (1,565,000)     (1,661,000)
Treasury stock at cost - 276,104 and 270,204 shares                           (1,284,000)     (1,237,000)
                                                                            ------------    ------------

                                                                              46,444,000      44,960,000
                                                                            ------------    ------------

                                                                            $ 52,213,000    $ 48,928,000
                                                                            ============    ============

SEE NOTES TO FINANCIAL STATEMENTS.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          ----------------------------
                                                                              1999            1998
                                                                          ------------    ------------

Net sales                                                                 $ 26,731,000    $ 16,511,000

Cost of sales                                                               15,789,000       9,485,000
                                                                          ------------    ------------

Gross profit                                                                10,942,000       7,026,000
Commission and licensing fee income                                            691,000         764,000
Operating expenses                                                          (9,353,000)     (6,451,000)
                                                                          ------------    ------------

Income from operations                                                       2,280,000       1,339,000
Interest income (expense), net                                                 174,000         (26,000)
                                                                          ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                     2,454,000       1,313,000
Provision for income taxes                                                   1,043,000         540,000
                                                                          ------------    ------------

NET INCOME                                                                $  1,411,000    $    773,000
                                                                          ============    ============

BASIC INCOME PER SHARE                                                       $ .13           $ .09
                                                                             =====           =====

DILUTED INCOME PER SHARE                                                     $ .12           $ .08
                                                                             =====           =====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC INCOME PER SHARE         10,671,838       8,411,770
Effect of potential common shares from exercise of options and warrants      1,174,941       1,772,241
                                                                          ------------    ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED INCOME PER SHARE       11,846,779      10,184,011
                                                                          ============    ============

SEE NOTES TO FINANCIAL STATEMENTS

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   ----------------------------
                                                                                       1999              1998
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                      $  1,411,000    $    773,000
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                     396,000         297,000
      Deferred compensation                                                              96,000          37,000
      Provision for doubtful accounts and chargebacks                                    77,000          56,000
      Deferred rent expense                                                              91,000          71,000
      Changes in:
        Accounts receivable                                                              33,000        (763,000)
        Due from factor                                                              (4,854,000)     (1,104,000)
        Inventories                                                                     928,000      (1,028,000)
        Prepaid expenses and other assets                                              (401,000)        982,000
        Accounts payable and accrued expenses                                         1,715,000         (71,000)
        Accrued bonuses                                                                 (11,000)       (412,000)
                                                                                   ------------    ------------

           Net cash used in operating activities                                       (519,000)     (1,162,000)
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                (1,017,000)       (826,000)
   Maturity of investment securities                                                    499,000         504,000
                                                                                   ------------    ------------

           Net cash used in investing activities                                       (518,000)       (322,000)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from options, units and warrants exercised - net                             24,000       1,217,000
   Purchase of treasury stock                                                           (47,000)
   Payment of lease obligations                                                         (26,000)        (12,000)
                                                                                   ------------    ------------

           Net cash provided by (used in) financing activities                          (49,000)      1,205,000
                                                                                   ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (1,086,000)       (279,000)
Cash and cash equivalents - beginning of period                                      14,642,000       3,887,000
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $ 13,556,000    $  3,608,000
                                                                                   ============    ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of leased assets                                                    $     32,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999


NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") as of March 31, 1999, and the results of their operations and cash flows for the three-month period then ended. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1998 included in the Annual Report of Steven Madden, Ltd. on Form 10-K.


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


NOTE D - PENDING LITIGATION

On or about March 13, 1998, the Company and Stav Efrat were sued by Ooga Associated Corp. ("Ooga"), a design and construction firm previously engaged by the Company to design and construct certain of the Company's retail shoe stores. In this action, which is pending in the Supreme Court of New York, County of New York, Ooga principally alleges that (i) the Company breached an oral contract pursuant to which it engaged Ooga to exclusively design and build the Company's retail shoe stores, (ii) the Company induced Mr. Efrat, an officer and director of Ooga, to breach his fiduciary duties to Ooga by improperly employing his services, and (iii) the Company misappropriated Ooga's trade secrets by impermissibly using store designs and concepts owned by Ooga. In its lawsuit, Ooga seeks damages consisting of amounts based on its prospective earnings under the alleged oral contract with the Company, its lost earnings on certain projects it claims to have abandoned or forgone in reliance on the alleged oral contract with the Company, and on the value of the designs and concepts allegedly misappropriated by the Company and also seeks an injunction prohibiting the Company from using Ooga's designs or other proprietary information, from employing any Ooga employees or interfering the Ooga's contractual relationships with its customers. On October 22, 1998, the Court orally dismisses Ooga's breach of contract claims and on January 7, 1999, the Court suspended the action based on the failure of Ooga to be present for a mandatory court conference. The action is subject to being revived upon application by Ooga within a one year period. The Company believes that Ooga's claims are completely without merit, and intends to vigorously contest its lawsuit.

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

The following table sets forth information on operations for the periods indicated:

                                           PERCENTAGE OF NET REVENUES
                                               THREE MONTHS ENDED
                                                    MARCH 31
                                                    --------

CONSOLIDATED:                      1999                      1998
------------                       ----                      ----


Net Sales                      $26,731,000       100%     $16,511,000      100%
Cost of Sales                   15,789,000        59        9,485,000       57
Other Operating Income             691,000         3          764,000        5
Operating Expenses               9,353,000        35        6,451,000       39
Income from Operations           2,280,000         9        1,339,000        8
Interest Income (Expense) Net      174,000         1          (26,000)       0
Income Before Income Taxes       2,454,000         9        1,313,000        8
Net Income                       1,411,000         5          773,000        5

                                         PERCENTAGE OF NET REVENUES
                                             THREE MONTHS ENDED
                                                  MARCH 31
                                                  --------

By Segment                           1999                   1998
                                     ----                   ----
WHOLESALE DIVISIONS:
-------------------

STEVEN MADDEN, LTD.
Net Sales                       $12,256,000    100%      $10,299,000    100%
Cost of Sales                     7,706,000     63         6,175,000     60
Other Operating Income              141,000      1            81,000      1
Operating Expenses                3,855,000     31         3,586,000     35
Income from Operations              836,000      7           619,000      6

DIVA ACQUISITION CORP.
Net Sales                        $1,455,000    100%       $1,929,000    100%
Cost of  Sales                    1,010,000     69         1,425,000     74
Operating Expenses                  268,000     18           365,000     19
Income (Loss) from Operations       177,000     12           139,000      7

L.E.I. FOOTWEAR:
Net Sales                        $5,378,000    100%               --     --
Cost of sales                     3,710,000     69                --     --
Operating Expenses                  977,000     18                --     --
Income from Operations              691,000     13                --     --

STEVEN MADDEN RETAIL INC.:
-------------------------

Net Sales                        $7,642,000    100%       $4,283,000    100%
Cost of Sales                     3,363,000     44         1,885,000     44
Operating Expenses                3,818,000     50         2,183,000     51
Income from Operations              461,000      6           215,000      5

ADESSO MADDEN INC.:
------------------
(FIRST COST)

Other Operating Income             $550,000    100%         $683,000    100%
Operating Expenses                  435,000     79           317,000     46
Income from Operations              115,000     21           366,000     54

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

CONSOLIDATED:

Sales for the three month period ended March 31, 1999 were $26,731,000 or 62% higher than the $16,511,000 recorded in the comparable period of 1998. The increase in sales is due to several factors including additional wholesale accounts, increased reorders, EDI size replenishment, increased retail sales due to the opening of twelve additional stores and three outlet stores during 1998 and three additional retail stores and one additional outlet store in the first quarter of 1999. Also, the Company's new l.e.i. Wholesale Division ("l.e.i. Wholesale") was launched in the third quarter of 1998 shipping to department stores throughout the country. l.e.i. Wholesale generated revenue of $5,378,000 for the three month period ended March 31, 1999. As a result of additional distribution, management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales.

Gross profit as a percentage of sales decreased from 43% in 1998 to 41% in 1999 due to rapid growth of Company's l.e.i. product line, which generally has lower selling prices per pair and lower gross margin. Also, the decrease was due to the changing product mix in Madden Wholesale in 1999 compared to 1998. Additionally, higher margin sneakers sales dropped in 1999.

Selling, general and administrative (SG&A) expenses increased by 45% to $9,353,000 in 1999 from $6,451,000 in 1998. The increase in SG&A is due primarily to a 47% increase in payroll, bonuses and related expenses from $2,475,000 in 1998 to $3,628,000 in 1999. Additionally, selling, designing and licensing costs increased expenses by 80% from $769,000 in 1998 to $1,387,000 in 1999. This is due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. The increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, printing/supplies and depreciation expenses by 46% from $1,533,000 in 1998 to $2,242,000 in 1999.

Income from operations for 1999 was $2,280,000 which represents an increase of $941,000 or 70% over the income from operations of $1,339,000 in 1998. Net income increased by 83% to $1,411,000 in 1999 from $773,000 in 1998.

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale"), accounted for $12,256,000 or 46% and $10,299,000 or 62% of total sales in the three month period ended March 31, 1999 and 1998, respectively. Gross profit as a percentage of sales decreased from 40% in 1998 to 37% in 1999 due to the changing product mix in Madden Wholesale in 1999 compared to 1998. Additionally, higher margin sneakers sales dropped in 1999. Operating expenses increased by 8%, from $3,586,000 in 1998 to $3,855,000 in 1999. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding EDI size replenishment inventory. Madden Wholesale income from operations was $836,000 in 1999 compared to income from operations of $619,000 in 1998.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $1,455,000 or 5%, and $1,929,000 or 12%, of total sales in the three month period ended March 31, 1999 and 1998, respectively. Gross profit as a percentage of sales increased from 26% in 1998 to 31% in 1999 due to the purchase of a higher percentage of shoes from overseas suppliers, resulted in a lower cost per pair in 1999 compared to 1998. Operating expenses decreased by 27% from $365,000 in 1998 to $268,000 in 1999 due to decreases in management payroll, selling and designing expenses. Income from operations from Diva was $177,000 in 1999 compared to income from operations of $139,000 in 1998.

The Company's new l.e.i. Wholesale Division ("l.e.i. Wholesale") commenced shipping to department stores throughout the country in third quarter of 1998. l.e.i. Wholesale generated revenue of $5,378,000 for the three month period ended March 31, 1999. l.e.i has been well received and has added to its distribution during the first quarter. l.e.i. is sold primarily in department stores, including Macy's - east and west, Burdines, Rich's, Hecht's, Filene's, Foley's, Dayton Hudson, Belk and Penney's. l.e.i is also being well received in specialty store chains such as Wet Seal and Journey's. l.e.i now sells in over 2000 doors in the United States.

RETAIL DIVISION:

Sales from the Retail Division accounted for $7,642,000 or 29% and $4,283,000 or 26% of total revenues in 1999 and 1998, respectively. The increase in Retail Division sales is primarily due to the Company's opening of twelve additional stores and three outlet stores during 1998 and three additional retail stores and one additional outlet store during first quarter of 1999 all of which generated aggregate sales of $3,046,000. Same store sales for the three month period ended March 31, 1999 increased by 10% over the same period of 1998. This increase in same store sales was driven by the demand for sandals with a wedge bottom and Maryjane styles of dress shoes. Also, during the first quarter of 1999, the Company completed it's stevenmadden.com internet site fulfillment center and expanded the number of workstations at the Long Island City offices dedicated to internet sales. The actual number of hits on the Company's site (7.1 million), unique users (110,000) and the conversion rate (3.2%) during the first quarter all exceeded the Company's projections. In the first quarter of 1999, the internet site generated sales equal to 73% of last years total sales. As the Company offers additional styles through its stevenmadden.com site, business on the site continues to grow.

Gross profit as a percentage of sales remains the same in the Retail Division. Selling, general and administrative expenses for the Retail Division increased to $3,818,000 in 1999 from $2,183,000 in 1998. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening twelve additional stores and three outlet stores during 1998 and three additional retail stores and one additional retail outlet store in the firs quarter of 1999. Income from operations from the retail division was $461,000 in 1999 compared to income from operations of $215,000 in 1998.

ADESSO-MADDEN DIVISION:

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $550,000 for the three month period ended March 31, 1999 which represents a decrease over the commission revenues of $683,000 in 1998 due to a shift by JC Penneys from ordering goods through Adesso Madden to ordering goods from l.e.i. Wolesale. However, the first cost division continues to expand its business by introducing additional styles in Kmart, Mel Disco and Target - as well as, style of new brand Jordache. During the first quarter of 1999, the Company received orders from Walmart for eight styles of the Jordache footwear collection of women's and girls. The Company expects the first shipments of Jordache shoes to be made in June of 1999. Operating expenses increased by 37% from $317,000 in 1998 to $435,000 in 1999 due to increases in occupancy, computer and payroll and payroll related expenses. Income from operations from Adesso-Madden was $115,000 in 1999 compared to income from operations of $366,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $34,521,000 at March 31, 1999 which represents an increase of $16,375,000 in working capital from March 31,1998.

The Company's customers purchasing shoes consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately sixty percent (60%) of its products to department stores, including Federated Department Stores (Bloomingdales, Bon Marche, Burdines, Macy's and Rich's), May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank and Robinsons May), Dillard's, Dayton-Hudson and Nordstorm, approximately forty percent (40%) to specialty stores, including Journey's, Wet Seal and The Buckle and catalog retailers, including Victoria's Secret and Fingerhut. Federated Department Stores and Nordstorm's presently account for approximately twenty percent (20%) and seventeen percent (17%) of the Company's sales, respectively.

OPERATING ACTIVITIES

During the three month period ended March 31, 1999, cash used by operating activities was $519,000. Uses of cash arose principally from an increase in accounts receivable factored of $4,854,000 and an increase in prepaid expenses and other assets. Cash was provided principally by an increase in accounts payable and accrued expenses of $1,715,000 and a decrease in inventories of $928,000.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2010. Future obligations under these lease agreements total approximately $33,000,000.

The Company has employment agreements with various officers currently providing for aggregate annual salaries of approximately $1,550,000, subject to annual bonuses and annual increases as may be determined by the Company's Board of Directors. In addition, as part of the employment agreements, the Company is committed to pay incentive bonuses based on income before interest, depreciation and taxes to the certain officers.

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

INVESTING ACTIVITIES

During the three month period ended March 31, 1999, the Company used cash of $1,017,000 to acquire computer equipment and make leasehold improvements on new retail stores, warehouse space and office space.

FINANCING ACTIVITIES

During the three month period ended March 31, 1999, the Company received $24,000 from the exercise of options.

LICENSE AGREEMENTS

As of January 1, 1999 an affiliate of the Jordache organization, is the Company's jeanswear and sportswear licensee. The previous license agreement with Winer Industries was mutually ended. The Company's license income increased by 75% from $81,000 in the first quarter of 1998 to $142,000 in the first quarter of 1999. By March 31, 1999, the Company had eight license partners covering ten product categories. The Company is exploring additional licensing opportunities.

As of January 1, 1999, the Company entered into a license agreement with the Jordache organization that will enable the Company to use the Jordache brand name in the mass channels of distribution, such as Walmart. The Company believes that this strategy will continue to support the growth of its Adesso Madden subsidiary shipping in June 1999.

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


DATE:  May 10, 1999