Form 10-Q
period 1999-06-30
MADDEN STEVEN LTD
filed 1999-08-02
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
--------------------------------------------------------------------------------


(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

For Quarter Ended  June 30, 1999     Commission File Number 0-23702
                  ---------------                           ------------

                               STEVEN MADDEN, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                       13-3588231
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

52-16 Barnett Avenue, Long Island City, New York             11104
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          (718) 446-1800
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  [X]     No [ ]

   Class                                 Outstanding as of July 29, 1999
Common Stock                                          11,110,543

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                  JUNE 30, 1999


                                TABLE OF CONTENTS



PART I -  FINANCIAL INFORMATION
ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets ................................... F3

          Consolidated Statements of Operations ......................... F4

          Consolidated Statement of Cash Flows .......................... F5

          Notes to condensed consolidated financial statements .......... F6


ITEM 2.   Management's discussion and analysis of financial
           condition and results of operations ..........................  7

PART II - OTHER INFORMATION
ITEM 2.   Legal  Proceedings ............................................ 18

ITEM 4.   Submission of Matters to a Vote of Security Holders ........... 18


STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,      DECEMBER 31,
                                                                                1999            1998
                                                                            ------------    ------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                $ 16,460,000    $ 14,642,000
   Investments                                                                                   499,000
   Accounts receivable - net of allowances of $470,000 and $462,000              914,000         924,000
   Due from factor - net of allowances of $495,000 and $351,000               15,183,000       9,357,000
   Inventories                                                                 8,342,000       7,971,000
   Prepaid advertising                                                           428,000         896,000
   Prepaid expenses and other current assets                                   3,590,000       2,091,000
   Deferred taxes                                                                534,000         534,000
                                                                            ------------    ------------

      Total current assets                                                    45,451,000      36,914,000

Property and equipment, net                                                   10,682,000       8,991,000
Deferred taxes                                                                   293,000         293,000
Deposits and other                                                               288,000         247,000
Cost in excess of fair value of net assets acquired - net of accumulated
   amortization of $367,000 and $297,000                                       2,414,000       2,483,000
                                                                            ------------    ------------

                                                                            $ 59,128,000    $ 48,928,000
                                                                            ============    ============

LIABILITIES
Current liabilities:
   Current portion of lease payable                                         $    133,000    $    106,000
   Accounts payable and accrued expenses                                       8,475,000       3,181,000
                                                                            ------------    ------------

      Total current liabilities                                                8,608,000       3,287,000

Deferred rent                                                                    569,000         385,000
Lease payable, less current portion                                              246,000         296,000
                                                                            ------------    ------------

                                                                               9,423,000       3,968,000
                                                                            ------------    ------------

Contingencies (Note D)

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value, 60,000,000 shares authorized, 11,108,068
   and 10,940,643 issued and outstanding                                           1,000           1,000
Additional paid-in capital                                                    38,058,000      36,601,000
Retained earnings                                                             15,031,000      11,256,000
Unearned compensation                                                         (1,470,000)     (1,661,000)
Treasury stock at cost - 345,204 and 270,204 shares                           (1,915,000)     (1,237,000)
                                                                            ------------    ------------

                                                                              49,705,000      44,960,000
                                                                            ------------    ------------

                                                                            $ 59,128,000    $ 48,928,000
                                                                            ============    ============
See notes to financial statements


STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30,                           JUNE 30,
                                                            --------------------------------  ---------------------------------
                                                                 1999             1998              1999              1998
                                                            ---------------  ---------------  ---------------   ---------------

Net sales                                                   $    38,056,000  $    18,733,000  $    64,787,000   $    35,244,000
Cost of sales                                                    21,888,000       11,200,000       37,677,000        20,685,000
                                                            ---------------  ---------------  ---------------   ---------------

Gross profit                                                     16,168,000        7,533,000       27,110,000        14,559,000
Commission and licensing fee income                                 802,000          779,000        1,493,000         1,543,000
Operating expenses                                              (13,019,000)      (6,681,000)     (22,372,000)      (13,132,000)
                                                            ---------------  ---------------  ---------------   ---------------

Income from operations                                            3,951,000        1,631,000        6,231,000         2,970,000
Interest income (expense), net                                      158,000          (46,000)         332,000           (72,000)
                                                            ---------------  ---------------  ---------------   ---------------

Income before provision for income taxes                          4,109,000        1,585,000        6,563,000         2,898,000
Provision for income taxes                                        1,745,000          704,000        2,788,000         1,244,000
                                                            ---------------  ---------------  ---------------   ---------------

NET INCOME                                                  $     2,364,000  $       881,000  $     3,775,000   $     1,654,000
                                                            ===============  ===============  ===============   ===============

BASIC INCOME PER SHARE                                            $0.22            $0.10            $0.35             $0.19
                                                                  =====            =====            =====             =====

DILUTED INCOME PER SHARE                                          $0.19            $0.08            $0.31             $0.16
                                                                  =====            =====            =====             =====

Weighted average common shares
   outstanding - basic income per share                          10,683,291        8,671,875       10,677,596         8,544,971
Effect of potential common shares from exercise
   of options and warrants                                        1,510,347        2,241,663        1,390,604         2,028,391
                                                            ---------------  ---------------  ---------------   ---------------

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED INCOME PER SHARE                        12,193,638       10,913,538       12,068,200        10,573,362
                                                            ===============  ===============  ===============   ===============

See notes to financial statements


STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30
                                                                         --------------------------------
                                                                              1999              1998
                                                                         ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $     3,775,000  $     1,654,000
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Issuance of compensatory stock options                                   474,000          142,000
        Depreciation and amortization                                            880,000          628,000
        Deferred compensation                                                    191,000           74,000
        Provision for bad debts                                                  152,000           97,000
        Deferred rent expense                                                    184,000          151,000
        Changes in:
           Accounts receivable - nonfactored                                       2,000          (55,000)
           Due from factor                                                    (5,970,000)      (1,858,000)
           Inventories                                                          (371,000)      (1,768,000)
           Prepaid expenses and other assets                                  (1,072,000)        (186,000)
           Accounts payable and accrued expenses                               5,294,000       (1,616,000)
                                                                         ---------------  ---------------

             Net cash provided by (used in) operating activities               3,539,000       (2,737,000)
                                                                         ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                         (2,502,000)      (1,273,000)
   Sale of investment securities                                                 499,000        1,991,000
   Payments in connection with acquisition of business                                            (19,000)
                                                                         ---------------  ---------------

             Net cash (used in) provided by investing activities              (2,003,000)         699,000
                                                                         ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from options exercised                                               983,000        2,483,000
   Purchase of treasury stock                                                   (678,000)
   Payment of lease obligations                                                  (23,000)         (35,000)
                                                                         ---------------  ---------------

             Net cash provided by financing activities                           282,000        2,448,000
                                                                         ---------------  ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      1,818,000          410,000
Cash and cash equivalents - beginning of quarter                              14,642,000        3,887,000
                                                                         ---------------  ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                $    16,460,000  $     4,297,000
                                                                         ===============  ===============


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock in connection with acquisition of business                    $       668,000

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999

NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") as of June 30, 1999, and the results of their operations and cash flows for the six month and three-month periods then ended. The results of operations for the six month and three-month periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1998 included in the Annual Report of Steven Madden, Ltd. on Form 10-K.

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

NOTE D - PENDING LITIGATION

On or about May 25, 1999, Magnum Fashions, Inc. ("Magnum"), a former licensee for handbags and related products, commenced an arbitration proceeding against the Company before the American Arbitration Association. Magnum alleges in its Statement of Claim, inter alia, that it was fraudulently induced to enter into a license agreement, dated as of February 1, 1997, with the Company as well as fraudulent nondisclosure, negligent misrepresentation, mutual mistake, wrongful termination, failure of consideration and defamation. Based on the allegations, Magnum seeks to be released from its financial obligations to the Company under the license agreement and seeks damages in an unstated amount. In addition to denying the claims asserted by Magnum, the Company has asserted a claim against Magnum for the balance of the minimum royalty due under the license agreement. The Company believes that the claims asserted by Magnum are entirely without merit, and intends to prosecute its claims vigorously.

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

The following table sets forth information on operations for the periods indicated:


                                      PERCENTAGE OF NET REVENUES
                                           SIX MONTHS ENDED
                                               JUNE 30

CONSOLIDATED:                     1999                         1998
------------                      ----                         ----


Net Sales                       $64,787,000        100%     $35,244,000    100%
Cost of Sales                    37,677,000         58       20,685,000     59
Other Operating Income            1,493,000          2        1,543,000      4
Operating Expenses               22,372,000         35       13,132,000     37
Income from Operations            6,231,000         10        2,970,000      8
Interest Income (Expense) Net       332,000          1          (72,000)     0
Income Before Income Taxes        6,563,000         10        2,898,000      8
Net Income                        3,775,000          6        1,654,000      5


                                      PERCENTAGE OF NET REVENUES
                                           SIX MONTHS ENDED
                                               JUNE 30

By Segment                             1999                        1998
                                       ----                        ----

WHOLESALE DIVISIONS:
-------------------
STEVEN MADDEN, LTD.
Net Sales                           $30,133,000       100%      $22,302,000       100%
Cost of Sales                        18,691,000        62        13,790,000        62
Other Operating Income                  328,000         1           175,000         1
Operating Expenses                   10,055,000        33         6,840,000        31
Income from Operations                1,715,000         6         1,847,000         8

DIVA ACQUISITION CORP.
Net Sales                            $3,426,000       100%       $2,849,000       100%
Cost of  Sales                        2,306,000        67         2,336,000        82
Operating Expenses                      694,000        20           678,000        24
Income (Loss) from Operations           426,000        12          (165,000)       (6)

l.e.i. FOOTWEAR:
Net Sales                           $11,759,000       100%              ---        --
Cost of sales                         7,890,000        67               ---        --
Operating Expenses                    2,228,000        19               ---        --
Income from Operations                1,641,000        14               ---        --

STEVEN MADDEN RETAIL INC.:
-------------------------

Net Sales                           $19,469,000       100%      $10,093,000       100%
Cost of Sales                         8,790,000        45         4,559,000        45
Operating Expenses                    8,578,000        44         4,924,000        49
Income from Operations                2,101,000        11           610,000         6

ADESSO MADDEN INC.:
------------------
 (FIRST COST)

Other Operating Income               $1,165,000       100%       $1,368,000       100%
Operating Expenses                      817,000        70           690,000        50
Income from Operations                  348,000        30           678,000        50

                                           PERCENTAGE OF NET REVENUES
                                               THREE MONTHS ENDED
                                                     JUNE 30

CONSOLIDATED:                            1999                    1998
------------                             ----                    ----


Net Sales                            $38,056,000    100%     $18,733,000   100%
Cost of Sales                         21,888,000     58       11,200,000    60
Other Operating Income                   802,000      2          779,000     4
Operating Expenses                    13,019,000     34        6,681,000    36
Income from Operations                 3,951,000     10        1,631,000     9
Interest Income (Expense) Net            158,000      0          (46,000)    0
Income Before Income Taxes             4,109,000     11        1,585,000     8
Net Income                             2,364,000      6          881,000     5

By Segment

WHOLESALE DIVISIONS:

STEVEN MADDEN, LTD.
Net Sales                            $17,877,000    100%     $12,003,000   100%
Cost of Sales                         10,985,000     61        7,615,000    63
Other Operating Income                   187,000      1           94,000     1
Operating Expenses                     6,200,000     35        3,254,000    27
Income from Operations                   879,000      5        1,228,000    10

DIVA ACQUISITION CORP.
Net Sales                             $1,971,000    100%        $920,000   100%
Cost of  Sales                         1,296,000     66          911,000    99
Operating Expenses                       426,000     22          313,000    34
Income (Loss) from Operations            249,000     13         (304,000)  (33)

l.e.i. FOOTWEAR:
Net Sales                             $6,381,000    100%             ---    --
Cost of sales                          4,180,000     66              ---    --
Operating Expenses                     1,251,000     20              ---    --
Income from Operations                   950,000     15              ---    --

                                          PERCENTAGE OF NET REVENUES
                                              THREE MONTHS ENDED
                                                   JUNE 30

By Segment (Continued)                   1999                  1998
                                         ----                  ----

STEVEN MADDEN RETAIL INC.:
-------------------------

Net Sales                            $11,827,000    100%    $5,810,000     100%
Cost of  Sales                         5,427,000     46      2,674,000      46
Operating Expenses                     4,760,000     40      2,741,000      47
Income (Loss) from Operations          1,640,000     14        395,000       7

ADESSO MADDEN INC.:
------------------
 (FIRST COST)

Other Operating Income                  $615,000    100%      $685,000     100%
Operating Expenses                       382,000     62        373,000      54
Income from Operations                   233,000     38        312,000      46



RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

CONSOLIDATED:

Sales for the six month period ended June 30, 1999 were $64,787,000 or 84% higher than the $35,244,000 recorded in the comparable period of 1998. The increase in sales is due to several factors including additional wholesale accounts, increased reorders, EDI size replenishment, increased retail sales due to the opening of twelve additional stores and three outlet stores during 1998 which were not open full comparable period, three additional retail stores and one additional outlet store in the first quarter of 1999 and two additional retail stores in the second quarter of 1999. Also, the Company's new l.e.i. Wholesale Division ("l.e.i. Wholesale") was launched in the third quarter of 1998 shipping to department stores throughout the country. l.e.i. Wholesale generated revenue of $11,759,000 for the six month period ended June 30, 1999. As a result of additional distribution, management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales.

Gross profit as a percentage of sales increased from 41% in 1998 to 42% in 1999. This increase was due to the changing product mix, balanced sourcing, inventory management and EDI replenishment.

Selling, general and administrative (SG&A) expenses increased to $22,372,000 in 1999 from $13,132,000 in 1998. The increase in SG&A is due primarily to a 62% increase in payroll, officers bonuses and payroll related expenses from $5,382,000 in 1998 to $8,733,000 in 1999. Additionally, selling, designing and licensing costs increased by 130% from $2,627,000 in 1998 to $6,048,000 in 1999. This is due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. The increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, printing/supplies and depreciation expenses by 57% from $2,854,000 in 1998 to $4,493,000 in 1999.

Income from operations for 1999 was $6,231,000 which represents an increase of $3,261,000 or 110% over the income from operations of $2,970,000 in 1998. Net income increased by 128% to $3,775,000 in 1999 from $1,654,000 in 1998.

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale"), accounted for $30,133,000 or 47% and $22,302,000 or 63% of total sales in the six month period ended June 30, 1999 and 1998, respectively. Gross profit as a percentage of sales remains the same in the Madden Wholesale Division. Operating expenses increased to $10,055,000 in 1999 from $6,840,000 in 1998. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding EDI size replenishment inventory. Additionally, selling, designing and licensing costs increased due to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. Madden Wholesale income from operations was $1,715,000 in 1999 compared to income from operations of $1,847,000 in 1998.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $3,426,000 or 5%, and $2,849,000 or 8%, of total sales in the six month period ended June 30, 1999 and 1998, respectively. Gross profit as a percentage of sales increased from 18% in 1998 to 33% in 1999 due to the changing product mix, balanced sourcing and inventory management. Operating expenses increased to $694,000 in 1999 from $678,000 in 1998 due to increases in occupancy, computer, payroll and payroll related expenses. Income from operations from Diva was $426,000 in 1999 compared to loss from operations of $165,000 in 1998.

The Company's new l.e.i. Wholesale Division ("l.e.i. Wholesale") commenced shipping to department stores throughout the country in third quarter of 1998. l.e.i. Wholesale generated revenue of $11,759,000 for the six month period ended June 30, 1999. l.e.i has been well received during the first and second quarters of 1999. l.e.i. is sold primarily in department stores, including Macy's - east and west, Burdines, Rich's, Hecht's, Filene's, Foley's, Dayton Hudson, Belk and Penney's. l.e.i is also being well received in specialty store chains such as Wet Seal and Journey's. l.e.i now sells in over 2000 doors in the United States.

RETAIL DIVISION:

Sales from the Retail Division accounted for $19,469,000 or 30% and $10,093,000 or 29% of total revenues in 1999 and 1998, respectively. The increase in Retail Division sales is primarily due to the Company's opening of twelve additional stores and three outlet stores during 1998, three additional retail stores and one additional outlet store during first quarter of 1999 and two additional retail stores in the second quarter of 1999. Same store sales for the six month period ended June 30, 1999 increased by 22% over the same period of 1998. This increase in same store sales was driven our ability to reorder best selling sandals, test new products including sandals in natural materials and wood bottoms and new classifications such as, slippers. Also, during the first quarter of 1999, the Company completed it's internet fulfillment site and expanded the number of workstations at the Long Island City offices dedicated to Internet sales. The actual number of hits were (7.1 million), unique users (110,000) and the conversion rate (3.2%) during the first quarter and in the second quarter the actual number of hits were (10.2 million), unique users (138,000) and the conversion rate (3.2%). As the Company offers additional styles through its stevenmadden.com site, business continues to grow. Additionally, the Company announced during the second quarter of 1999 that the Company signed an agreement with America Online, the world's leading interactive service, to sell footwear and apparel through AOL's new shopping destination, Shop @ AOL. The Company's e-commerce traffic and sales continue to outperform internal expectations, with second quarter e-commerce sales results more than 100% above the previous quarter and the Company believes that this alliance with AOL will further help to develop the Company into a dominant e-commerce player in the footwear industry. Gross profit as a percentage of sales remains the same in the Retail Division. Selling, general and administrative expenses for the Retail Division increased to $8,578,000 in 1999 from $4,924,000 in 1998. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening twelve additional stores and three outlet stores during 1998, four retail stores and one retail outlet store in the first quarter of 1999 and two additional retail stores in the second quarter of 1999. Income from operations from the retail division was $2,101,000 in 1999 compared to income from operations of $610,000 in 1998.

ADESSO-MADDEN DIVISION:

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $1,165,000 for the six month period ended June 30, 1999 which represents a decrease from the commission revenues of $1,368,000 in 1998 due to a shift by JC Penneys from ordering goods through Adesso Madden to ordering goods from l.e.i. wholesale. However, Adesso-Madden, the Company's first cost division, continues to expand its business by introducing additional styles in Kmart and through Mel Disco and Target - as well as, our new first cost brand Jordache. During the first quarter of 1999, the Company received orders from Walmart for women and girls styles of the Jordache footwear collection. The first shipments of Jordache shoes to be made in July of 1999. Operating expenses increased to $817,000 in 1999 from $690,000 in 1998 due to increases in occupancy, computer, payroll and payroll related expenses. Income from operations from Adesso-Madden was $348,000 in 1999 compared to income from operations of $678,000 in 1998.

THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30, 1998

CONSOLIDATED:

Sales for the three month period ended June 30, 1999 were $38,056,000 or 103% higher than the $18,733,000 recorded in the comparable period of 1998. The increase in sales is due to several factors including additional wholesale accounts, increased reorders, EDI size replenishment, increased retail sales due to the opening of twelve additional stores and three outlet stores during 1998 which were not open full comparable period, three additional retail stores and one additional outlet store in the first quarter of 1999 and two additional retail stores in the second quarter of 1999. Also, the Company's new l.e.i. Wholesale Division ("l.e.i. Wholesale") was launched in the third quarter of 1998 shipping to department stores throughout the country. l.e.i. Wholesale generated revenue of $6,381,000 for the three month period ended June 30, 1999. As a result of additional distribution, management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales.

Gross profit as a percentage of sales increased from 40% in 1998 to 42% in 1999. Increased sales volume has allowed the Company to purchase in larger volume, resulting in a lower cost per pair. Also, the increase was due to balanced sourcing, inventory management, EDI replenishment and the increase in l.e.i. Wholesale Division sales.

Selling, general and administrative (SG&A) expenses increased to $13,019,000 in 1999 from $6,681,000 in 1998. The increase in SG&A is due primarily to a 76% increase in payroll, officers bonuses and payroll related expenses from $2,907,000 in 1998 to $5,105,000 in 1999. Additionally, selling, designing and licensing costs increased by 271% from 1,033,000 in 1998 to $3,834,000 in 1999. This is due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. The increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, printing/supplies and depreciation expenses by 68% from $1,414,000 in 1998 to $2,369,000 in 1999.

Income from operations for 1999 was $3,951,000 which represents an increase of $2,320,000 or 142% over the income from operations of $1,631,000 in 1998. Net income increased by 168% to $2,364,000 in 1999 from $881,000 in 1998.


WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale"), accounted for $17,877,000 or 47% and $12,003,000 or 64% of total sales in the three month period ended June 30, 1999 and 1998, respectively. Gross profit as a percentage of sales increased from 37% in 1998 to 39% in 1999 in the Madden Wholesale Division. Operating expenses increased to $6,200,000 in 1999 from $3,254,000 in 1998. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding EDI size replenishment inventory. Additionally, selling, designing and licensing costs increased due to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. Madden Wholesale income from operations was $879,000 in 1999 compared to income from operations of $1,228,000 in 1998.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $1,971,000 or 5%, and $920,000 or 5%, of total sales in the three month period ended June 30, 1999 and 1998, respectively. Gross profit as a percentage of sales increased from 1% in 1998 to 34% in 1999 due to the purchase of a higher percentage of shoes from overseas suppliers, resulted in a lower cost per pair in 1999 compared to 1998. Operating expenses increased to $426,000 in 1999 from $313,000 in 1998 due to increases in occupancy, computer and payroll and payroll related expenses. Income from operations from Diva was $249,000 in 1999 compared to loss from operations of $304,000 in 1998.

The Company's new l.e.i. Wholesale Division ("l.e.i. Wholesale") commenced shipping to department stores throughout the country in third quarter of 1998. l.e.i. Wholesale generated revenue of $6,381,000 for the three month period ended June 30, 1999. l.e.i has been well received during the first and second quarters of 1999. l.e.i. is sold primarily in department stores, including Macy's - east and west, Burdines, Rich's, Hecht's, Filene's, Foley's, Dayton Hudson, Belk and Penney's. l.e.i is also being well received in specialty store chains such as Wet Seal and Journey's. l.e.i now sells in over 2000 doors in the United States.

RETAIL DIVISION:

Sales from the Retail Division accounted for $11,827,000 or 31% and $5,810,000 or 31% of total revenues in 1999 and 1998, respectively. The increase in Retail Division sales is primarily due to the Company's opening of twelve additional stores and three outlet stores during 1998, three additional retail stores and one additional outlet store during first quarter of 1999 and two additional retail stores in the second quarter of 1999. Same store sales for the three month period ended June 30, 1999 increased by 30% over the same period of 1998. This increase in same store sales was driven our ability to reorder best selling sandals, test new products including sandals in natural materials and wood bottoms and new classifications such as, slippers. In the first quarter of 1999, the Company completed it's internet fulfillment site and expanded the number of workstations at the Long Island City offices dedicated to Internet sales. The actual number of hits were (7.1 million), unique users (110,000) and the conversion rate (3.2%) during the first quarter and in the second quarter the actual number of hits were (10.2 million), unique users (138,000) and the conversion rate (3.2%). As the Company offers additional styles through its stevenmadden.com site, business continues to grow. Additionally, the Company announced during the second quarter of 1999 that the Company signed an agreement with America Online, the world's leading interactive service, to sell footwear and apparel through AOL's new shopping destination, Shop @ AOL. The Company's e-commerce traffic and sales continue to outperform internal expectations, with second quarter e-commerce sales results more than 100% above the previous quarter and the Company believes that this alliance with AOL will further help to develop into the dominant e-commerce player in the footwear industry. Gross profit as a percentage of sales remains the same in the Retail Division. Selling, general and administrative expenses for the Retail Division increased to $4,760,000 in 1999 from $2,741,000 in 1998. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening twelve additional stores and three outlet stores during 1998, four retail stores and one retail outlet store in the first quarter of 1999 and two additional retail stores in the second quarter of 1999. Income from operations from the retail division was $1,640,000 in 1999 compared to income from operations of $395,000 in 1998.


ADESSO-MADDEN DIVISION:

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $615,000 for the three month period ended June 30, 1999 which represents a decrease from the commission revenues of $685,000 in 1998 due to a shift by JC Penneys from ordering goods through Adesso Madden to ordering goods from l.e.i. wholesale. However, Adesso-Madden, the Company's first cost division, continues to expand its business by introducing additional styles in Kmart and through Mel Disco and Target - as well as, our new first cost brand Jordache. During the first quarter of 1999, the Company received orders from Walmart for women and girls styles of the Jordache footwear collection. The first shipments of Jordache shoes to be made in July of 1999. Operating expenses increased to $382,000 in 1999 from $373,000 in 1998 due to increases in occupancy, computer and payroll and payroll related expenses. Income from operations from Adesso-Madden was $233,000 in 1999 compared to income from operations of $312,000 in 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $36,843,000 at June 30, 1999 which represents an increase of $16,528,000 in working capital from June 30,1998.

The Company's customers purchasing shoes consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately sixty percent (60%) of its products to department stores, including Federated Department Stores (Bloomingdales, Bon Marche, Burdines, Macy's and Rich's), May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank and Robinsons May), Dillard's, Dayton-Hudson and Nordstorm approximately forty percent (40%) to specialty stores, including Journey's, Wet Seal and The Buckle and catalog retailers, including Victoria's Secret and Fingerhut. Federated Department Stores and Nordstorm's presently account for approximately twenty percent (20%) and seventeen percent (17%) of the Company's Wholesale Division sales, respectively.


OPERATING ACTIVITIES

During the six month period ended June 30, 1999, cash provided by operating activities was $3,539,000. Uses of cash arose principally from an increase in accounts receivable factored of $5,970,000, an increase in inventory of $371,000 and an increase in prepaid expenses and other assets of $1,072,000. Cash was provided principally by an increase in accounts payable and accrued expenses of $5,294,000.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2010. Future obligations under these lease agreements total approximately $35,000,000.

The Company has employment agreements with various officers currently providing for aggregate annual salaries of approximately $1,585,000, subject to annual bonuses and annual increases as may be determined by the Company's Board of Directors. In addition, as part of the employment agreements, the Company is committed to pay incentive bonuses based on income before interest, depreciation and taxes to certain officers.

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

INVESTING ACTIVITIES

During the six month period ended June 30, 1999, the Company used cash of $2,502,000 to acquire computer equipment and make leasehold improvements on new retail stores, warehouse space and office space.

FINANCING ACTIVITIES

During the six month period ended June 30, 1999, the Company received $983,000 from the exercise of options.

LICENSE AGREEMENTS

As of January 1, 1999, an affiliate of the Jordache organization became the Company's new jeanswear and sportswear licensee and the first shipments of Steve Madden sportswear and jeanswear collections were delivered in June 1999. By June 30, 1999, the Company had eight license partners covering ten product categories. The Company is exploring additional licensing opportunities.

In addition, as of January 1, 1999, the Company entered into a license agreement with the Jordache organization pursuant to which the Company was granted the exclusive license to use the Jordache trademark on women and girls footwear in the mass channels of distribution, such as Walmart. The Company hopes that this license arrangement will increase the revenue of its Adesso Madden subsidiary beginning July 1999.

YEAR 2000

The Company recognizes that a challenging problem exists in that many computer systems worldwide do not have the capability of recognizing the year 2000 or the years thereafter. As of July 1999, the Company believes it became year 2000 enabled with all systems. This "year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals. Such failures of the Company and/or third parties' computer systems could have a material adverse effect on the Company and its business in the future.

INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

                                     PART II

ITEM 1.
LEGAL PROCEEDINGS

On or about May 25, 1999, Magnum Fashions, Inc. ("Magnum"), a former licensee for handbags and related products, commenced an arbitration proceeding against the Company before the American Arbitration Association. Magnum alleges in its Statement of Claim, inter alia, that it was fraudulently induced to enter into a license agreement, dated as of February 1, 1997, with the Company as well as fraudulent nondisclosure, negligent misrepresentation, mutual mistake, wrongful termination, failure of consideration and defamation. Based on the allegations, Magnum seeks to be released from its financial obligations to the Company under the license agreement and seeks damages in an unstated amount. In addition to denying the claims asserted by Magnum, the Company has asserted a claim against Magnum for the balance of the minimum royalty due under the license agreement. The Company believes that the claims asserted by Magnum are entirely without merit, and intends to prosecute its claims vigorously.


ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 4, 1999, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

(a) ELECTION OF DIRECTORS: The following directors to the Board of Directors of the Company were elected for a term of one (1) year, each receiving
     8,826,974 votes in favor of his/her election (80.6% of the shares outstanding): (i) Rhonda Brown; (ii) Steven Madden; (iii) Arvind Dharia;
     (iv) John Basile; (v) Charles Koppelman; (vi) John L. Madden; (vii) Peter Migliorini; and (viii) Les Wagner.

(b) 1999 STOCK PLAN: The Company's 1999 Stock Plan covering 400,000 shares of Common Stock was approved by the stockholders of the Company (6,679,878 votes for, 2,140,064 votes against, and 12,182 votes withheld).

(c) APPOINTMENT OF AUDITORS: The appointment of Richard A Eisner & Company, LLP, as independent auditors of the Company, for fiscal year 1999 was approved by the stockholders of the Company (8,807,057 votes for, 21,400 votes against, and 3,667 votes withheld).

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 STEVEN MADDEN, LTD
                                                 /s/  Arvind Dharia
                                                 -------------------------------
                                                      Arvind Dharia
                                                      Chief Financial Officer


DATE:  August 2, 1999