Form 10-Q
period 1999-09-30
MADDEN STEVEN LTD
filed 1999-11-10
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1999
--------------------------------------------------------------------------------


(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

For Quarter Ended  September 30, 1999     Commission File Number 0-23702
                  -------------------                           --------

                               STEVEN MADDEN, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                       13-3588231
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

52-16 Barnett Avenue, Long Island City, New York             11104
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          (718) 446-1800
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  [X]     No [ ]

   Class                   Outstanding as of  November 08, 1999
Common Stock                            11,507,018

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                               SEPTEMBER 30, 1999


                                TABLE OF CONTENTS



PART I -  FINANCIAL INFORMATION
ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets.......................................F-3

          Consolidated Statements of Operations.............................F-4

          Consolidated Statement of Cash Flows..............................F-5

          Notes to condensed consolidated
             financial statements...........................................F-6


ITEM 2.   Management's discussion and analysis
          of financial condition and results of
             operations.......................................................8

PART II - OTHER INFORMATION
ITEM 2.   Legal  Proceedings.................................................20

STEVEN MADDEN, LTD. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                                1999            1998
                                                                            -------------   ------------
                                                                             (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                $ 18,423,000    $ 14,642,000
   Investments                                                                                   499,000
   Accounts receivable - net of allowances of $599,000 and $462,000            1,297,000         924,000
   Due from factor - net of allowances of $575,000 and $351,000               18,853,000       9,357,000
   Inventories                                                                11,580,000       7,971,000
   Prepaid advertising                                                                           896,000
   Prepaid expenses and other current assets                                   1,062,000       2,091,000
   Deferred taxes                                                                534,000         534,000
                                                                            ------------    ------------

      Total current assets                                                    51,749,000      36,914,000

Property and equipment, net                                                   11,719,000       8,991,000
Deferred taxes                                                                   293,000         293,000
Deposits and other                                                               270,000         247,000
Cost in excess of fair value of net assets acquired - net
   of accumulated amortization of $401,000 and $297,000                        2,379,000       2,483,000
                                                                            ------------    ------------
                                                                            $ 66,410,000    $ 48,928,000
                                                                            ============    ============
LIABILITIES
Current liabilities:
   Current portion of lease payable                                         $    130,000    $    106,000
   Accounts payable and accrued expenses                                      10,879,000       3,181,000
                                                                            ------------    ------------
      Total current liabilities                                               11,009,000       3,287,000
Deferred rent                                                                    682,000         385,000
Lease payable, less current portion                                              219,000         296,000
                                                                            ------------    ------------
                                                                              11,910,000       3,968,000
                                                                            ------------    ------------
Contingencies (Note D)

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value, 60,000,000 shares authorized, 11,299,343
   and 10,940,643 issued and outstanding                                           1,000           1,000
Additional paid-in capital                                                    39,309,000      36,601,000
Retained earnings                                                             18,479,000      11,256,000
Unearned compensation                                                         (1,374,000)     (1,661,000)
Treasury stock at cost - 345,204 and 270,204 shares                           (1,915,000)     (1,237,000)
                                                                            ------------    ------------
                                                                              54,500,000      44,960,000
                                                                            ------------    ------------
                                                                            $ 66,410,000    $ 48,928,000
                                                                            ============    ============

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                  ------------------------------    -------------------------------
                                                        1999              1998              1999              1998
                                                  -------------    -------------    -------------    -------------
Net sales                                         $  48,963,000    $  23,991,000    $ 113,750,000    $  59,235,000
Cost of sales                                        28,962,000       13,908,000       66,639,000       34,593,000
                                                  -------------    -------------    -------------    -------------

Gross profit                                         20,001,000       10,083,000       47,111,000       24,642,000
Commission and licensing fee income                     896,000          992,000        2,389,000        2,535,000
Operating expenses                                  (15,014,000)      (7,872,000)     (37,386,000)     (21,004,000)
                                                  -------------    -------------    -------------    -------------
Income from operations                                5,883,000        3,203,000       12,114,000        6,173,000
Interest income (expense), net                          169,000           40,000          501,000          (32,000)
                                                  -------------    -------------    -------------    -------------

Income before provision for income taxes              6,052,000        3,243,000       12,615,000        6,141,000
Provision for income taxes                            2,604,000        1,363,000        5,392,000        2,607,000
                                                  -------------    -------------    -------------    -------------

NET INCOME                                        $   3,448,000    $   1,880,000    $   7,223,000    $   3,534,000
                                                  =============    =============    =============    =============
BASIC INCOME PER SHARE                            $         .32    $         .19    $        0.67    $         .39
                                                  =============    =============    =============    =============

DILUTED INCOME PER SHARE                          $         .27    $         .17    $        0.59    $         .33
                                                  =============    =============    =============    =============

Weighted average common shares
   outstanding - basic income per share              10,810,750        9,948,378       10,722,468        9,017,914
Effect of potential common shares from exercise
   of options and warrants                            1,803,687        1,409,624        1,548,571        1,781,127
                                                  -------------    -------------    -------------    -------------

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED INCOME PER SHARE            12,614,437       11,358,002       12,271,039       10,799,041
                                                  =============    =============    =============    =============

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                          -----------------------------
                                                                              1999              1998
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $  7,223,000    $  3,534,000
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                        1,393,000         959,000
        Deferred compensation                                                  287,000         196,000
        Provision for bad debts                                                361,000         124,000
        Issuance of compensatory stock options                                 474,000         142,000
        Deferred rent expense                                                  297,000         274,000
        Changes in:
           Accounts receivable                                                (510,000)        180,000
           Due from factor                                                  (9,720,000)     (5,394,000)
           Inventories                                                      (3,609,000)       (878,000)
           Prepaid expenses and other assets                                 1,902,000         497,000
           Accounts payable and accrued expenses                             7,698,000        (665,000)
                                                                          ------------    ------------

             Net cash provided by (used in) operating activities             5,796,000      (1,031,000)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (4,017,000)     (2,605,000)
  Sale of investment securities                                                499,000       1,991,000
   Payments in connection with acquisition of business                                         (19,000)
                                                                          ------------    ------------

             Net cash used in investing activities                          (3,518,000)       (633,000)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from options and warrants exercised                              2,234,000      13,075,000
   Repayment of lease obligations                                              (53,000)        (61,000)
   Purchase of treasury stock                                                 (678,000)        (18,000)
                                                                          ------------    ------------

             Net cash provided by financing activities                       1,503,000      12,996,000
                                                                          ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    3,781,000      11,332,000
Cash and cash equivalents - beginning of period                             14,642,000       3,887,000
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $ 18,423,000    $ 15,219,000
                                                                          ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock in connection with acquisition of business                    $    668,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999

NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") as of September 30, 1999, and the results of their operations and cash flows for the nine month and three-month periods then ended. The results of operations for the nine month and three-month periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1998 included in the Annual Report of Steven Madden, Ltd. on Form 10-K.


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


NOTE D - PENDING LITIGATION

On or about May 25, 1999, Magnum Fashion, Inc. ("Magnum"), a former licensee for handbags and related products, commenced an arbitration proceeding against the Company before the American Arbitration Association. Magnum alleges in its Statement of Claim, inter alia, that it was fraudulently induced to enter into a license agreement, dated as of February 1, 1997 with the Company, as well as fraudulent nondisclosure, negligent misrepresentation, mutual mistake, wrongful termination, failure of consideration and defamation. Based on the allegations, Magnum seeks to be released from its financial obligations to the Company under the license agreement and seeks damages in an unstated amount. In addition to denying the claims asserted by Magnum, the Company has asserted a claim against Magnum for the balance of the minimum royalty due under the license agreement. The Company believes that the claims asserted by Magnum are entirely without merit, and intends to prosecute its claims vigorously.

On or about March 13, 1998, the Company and Stav Efrat were sued by Ooga Associated Corp. ("Ooga"), a design and construction firm previously engaged by the Company to design and construct certain of the Company's retail shoe stores. In this action, which is pending in the Supreme Court of New York, County of New York, Ooga principally alleges that (i) the Company breached an oral contract pursuant to which it engaged Ooga to exclusively design and build the Company's retail shoe stores, (ii) the Company induced Mr. Efrat, an officer and director of Ooga, to breach his fiduciary duties to Ooga by improperly employing his services, and (iii) the Company misappropriated Ooga's trade secrets by impermissibly using store designs and concepts owned by Ooga. In its lawsuit, Ooga seeks damages consisting of amounts based on its prospective earnings under the alleged oral contract with the Company, its lost earnings on certain projects it claims to have abandoned or forgone in reliance on the alleged oral contract with the Company, and on the value of the designs and concepts allegedly misappropriated by the Company and also seeks an injunction prohibiting the Company from using

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999

NOTE D - PENDING LITIGATION  (CONTINUED)

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

The following table sets forth information on operations for the periods indicated:


                                               PERCENTAGE OF NET REVENUES
                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30

CONSOLIDATED:                           1999                   1998
------------                            ----                   ----
Net Sales                       $113,750,000       100%   $ 59,235,000      100%
Cost of Sales                     66,639,000        59      34,593,000       58
Other Operating Income             2,389,000         2       2,535,000        4
Operating Expenses                37,386,000        33      21,004,000       35
Income from Operations            12,114,000        11       6,173,000       10
Interest Income (Expense) Net        501,000         0         (32,000)       0
Income Before Income Taxes        12,615,000        11       6,141,000       10
Net Income                         7,223,000         6       3,534,000        6

                                         PERCENTAGE OF NET REVENUES
                                              NINE MONTHS ENDED
                                                 SEPTEMBER 30

By Segment                              1999                 1998
                                        ----                 ----
WHOLESALE DIVISIONS:
--------------------
STEVEN MADDEN, LTD.
-------------------
Net Sales                       $ 54,288,000     100%   $ 37,506,000      100%
Cost of Sales                     34,142,000      63      23,342,000       62
Other Operating Income               531,000       1         391,000        1
Operating Expenses                16,657,000      31      10,724,000       29
Income from Operations             4,020,000       7       3,831,000       10

DIVA ACQUISITION CORP.
----------------------
Net Sales                       $  5,614,000     100%   $  3,726,000      100%
Cost of  Sales                     3,773,000      67       3,001,000       81
Operating Expenses                 1,113,000      20         995,000       27
Income (Loss) from Operations        728,000      13        (270,000)      (7)

L.E.I. FOOTWEAR:
----------------
Net Sales                       $ 21,293,000     100%   $    722,000      100%
Cost of sales                     13,910,000      65         454,000       63
Operating Expenses                 4,377,000      21         250,000       35
Income from Operations             3,006,000      14          18,000        2

STEVEN MADDEN RETAIL INC.:
--------------------------
Net Sales                       $ 32,555,000     100%   $ 17,281,000      100%
Cost of Sales                     14,814,000      46       7,796,000       45
Operating Expenses                13,998,000      43       8,043,000       47
Income from Operations             3,743,000      11       1,442,000        8

ADESSO MADDEN INC.:
-------------------
(FIRST COST)

Other Operating Income          $  1,858,000     100%   $  2,144,000      100%
Operating Expenses                 1,241,000      67         992,000       46
Income from Operations               617,000      33       1,152,000       54

                                        PERCENTAGE OF NET REVENUES
                                            THREE MONTHS ENDED
                                               SEPTEMBER 30

CONSOLIDATED:                        1999                   1998
-------------                        ----                   ----
Net Sales                       $ 48,963,000     100%   $ 23,991,000     100%
Cost of Sales                     28,962,000      59      13,908,000      58
Other Operating Income               896,000       2         992,000       4
Operating Expenses                15,014,000      31       7,872,000      33
Income from Operations             5,883,000      12       3,203,000      13
Interest Income (Expense) Net        169,000       0          40,000       0
Income Before Income Taxes         6,052,000      12       3,243,000      13
Net Income                         3,448,000       7       1,880,000       8

By Segment

WHOLESALE DIVISIONS:
--------------------
STEVEN MADDEN, LTD.
-------------------
Net Sales                       $ 24,155,000     100%   $ 15,204,000     100%
Cost of Sales                     15,451,000      64       9,552,000      63
Other Operating Income               203,000       1         216,000       1
Operating Expenses                 6,602,000      27       3,924,000      26
Income from Operations             2,305,000      10       1,944,000      13

DIVA ACQUISITION CORP.
----------------------
Net Sales                       $  2,188,000     100%   $    877,000     100%
Cost of  Sales                     1,467,000      67         665,000      76
Operating Expenses                   419,000      19         317,000      36
Income (Loss) from Operations        302,000      14        (105,000)    (12)

L.E.I. FOOTWEAR:
----------------
Net Sales                       $  9,534,000     100%   $    722,000     100%
Cost of sales                      6,020,000      63         454,000      63
Operating Expenses                 2,149,000      23         210,000      29
Income from Operations             1,365,000      14          58,000       8

                                       PERCENTAGE OF NET REVENUES
                                          THREE MONTHS ENDED
                                            SEPTEMBER 30

                                   1999                   1998
                                   ----                   ----
By Segment (Continued)

STEVEN MADDEN RETAIL INC.:
--------------------------
Net Sales                       $13,086,000    100%   $ 7,188,000    100%
Cost of  Sales                    6,024,000     46      3,237,000     45
Operating Expenses                5,420,000     41      3,119,000     43
Income (Loss) from Operations     1,642,000     13        832,000     12

ADESSO MADDEN INC.:
-------------------
(FIRST COST)
Other Operating Income          $   693,000    100%   $   776,000    100%
Operating Expenses                  424,000     61        302,000     39
Income from Operations              269,000     39        474,000     61


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

CONSOLIDATED:
-------------

Sales for the nine month period ended September 30, 1999 were $113,750,000 or 92% higher than the $59,235,000 recorded in the comparable period of 1998. The increase in sales is due to several factors including additional wholesale accounts, increased reorders, EDI size replenishment, increased retail sales due to the opening of twelve additional stores and three outlet stores during 1998 which were not open for the full comparable period and ten additional retail stores and two additional outlet stores in 1999 and increased sales from l.e.i. Wholesale Division ("l.e.i. wholesale"- was launched in the third quarter of 1998). Additionally, during third quarter of 1999 the Steven Madden Wholesale Division increased its EDI open stock shipments by 155% versus third quarter last year. Over 130,000 pairs of shoes were sold by replenishing best selling styles by size every week. EDI replenishment accounted for 18% of the Steve Madden wholesale business for the third quarter versus 7% last year. As a result of additional distribution, management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales.

Gross profit as a percentage of sales decreased from 42% in 1998 to 41% in 1999 due to rapid growth of Company's l.e.i. product line, which generally has lower selling prices per pair and lower gross margin. Also, the decrease was due to a change in the product mix in Madden Wholesale in 1999 compared to 1998.

Selling, general and administrative (SG&A) expenses increased to $37,386,000 in 1999 from $21,004,000 in 1998. The increase in SG&A is due primarily to a 60% increase in payroll, officers bonuses and payroll related expenses from $8,591,000 in 1998 to $13,704,000 in 1999. Additionally, selling, designing and licensing costs increased by 140% from $10,365,000 in 1998 to $4,312,000 in 1999. This is due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. The increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, legal, printing/supplies and depreciation expenses by 70% from $4,965,000 in 1998 to $8,454,000 in 1999. In addition, in August 1999, the Company paid $600,000 to a former principal of the underwriter of the Company's initial public offering. Such payment was made in settlement of a dispute regarding an option issued in connection with the Company's initial public offering in December 1993.

Income from operations for 1999 was $12,114,000 which represents an increase of $5,941,000 or 96% over the income from operations of $6,173,000 in 1998. Net income increased by 104% to $7,223,000 in 1999 from $3,534,000 in 1998.

WHOLESALE DIVISIONS:
--------------------

Sales from the Steve Madden Wholesale Division ("Madden Wholesale"), accounted for $54,288,000 or 48% and $37,506,000 or 63% of total sales in the nine month period ended September 30, 1999 and 1998, respectively. Gross profit as a percentage of sales decreased from 38% in 1998 to 37% in 1999 due to a change in the product mix in Madden Wholesale in 1999 compared to 1998. Operating expenses increased to $16,657,000 in 1999 from $10,724,000 in 1998. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding EDI size replenishment inventory. Additionally, selling, designing and licensing costs increased due to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. Madden Wholesale income from operations was $4,020,000 in 1999 compared to income from operations of $3,831,000 in 1998.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $5,614,000 or 5%, and $3,726,000 or 6%, of total sales in the nine month period ended September 30, 1999 and 1998, respectively. The increase in sales is due to additional accounts and increased reorders in the third quarter of 1999. Gross profit as a percentage of sales increased from 19% in 1998 to 33% in 1999 due to a change in the product mix, balanced sourcing and inventory management. Operating expenses increased to $1,113,000 in 1999 from $995,000 in 1998 due to increases in occupancy, computer, payroll and payroll related expenses. Income from operations from Diva was $728,000 in 1999 compared to a loss from operations of $270,000 in 1998.

Sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale"- was launched in the third quarter of 1998) accounted for $21,293,000 or 19%, and $722,000 or 1%, of total sales in the nine month period ended September 30, 1999 and 1998, respectively. l.e.i. is sold primarily in department stores, including Macy's - east, Burdines, Rich's, Hecht's, Filene's, Foley's, Dayton Hudson, Belk and
Penney's. l.e.i. is also sold in specialty store chains such as Wet Seal and Journey's. l.e.i now sells in over 2400 doors in the United States. Gross profit as a percentage of sales decreased from 37% in 1998 to 35% in 1999 due to rapid growth of l.e.i. product line, which generally has lower selling prices per pair and lower gross margin. Operating expenses increased to $4,377,000 in 1999 from $250,000 in 1998 due to increases in occupancy, computer, payroll and payroll related expenses. Income from operations from l.e.i. was $3,006,000 in 1999 compared to income from operations of $18,000 in 1998.

RETAIL DIVISION:
----------------

Sales from the Retail Division accounted for $32,555,000 or 29 % and $17,281,000 or 29% of total revenues in 1999 and 1998, respectively. The increase in Retail Division sales is primarily due to the Company's opening of twelve additional stores and three outlet stores during 1998 and ten additional retail stores and two additional outlet stores in 1999. Same store sales for the nine month period ended September 30, 1999 increased by 23% over the same period of 1998. This increase in same store sales was driven by the Company's ability to reorder best sellers. While sneakers were a negative in most competitor's stores, the Company's basic sneakers sales were strong and it was the Company's best style during third quarter of 1999. Also, increases in same store sales were driven by the Company's ability to continue to supply new styles in sandals during July and August and actively testing new products including boots in animal prints. Also, during the first quarter of 1999, the Company completed it's internet fulfillment site and expanded the number of workstations at the Long Island City offices dedicated to Internet sales. The actual number of hits were 31.9 million, unique users were 386,400 and the conversion rate was 2.4% for the nine month period ended September 30, 1999. As the Company offers additional styles through its stevenmadden.com site, business continues to grow. As previously announced, the Company signed an agreement with America Online, to sell footwear and apparel through AOL's new shopping destination, Shop @ AOL. The site for apparel went live in mid August and for footwear went live at the end of September. Since going live, the Company has experienced a 153% growth in hits and a 14% growth in unique users. Gross profit as a percentage of sales decreased from 55% in 1998 to 54% in 1999 was due to a change in the product mix in the Retail Division in 1999 compared to 1998. Selling, general and administrative expenses for the Retail Division increased to $13,998,000 in 1999 from $8,043,000 in 1998. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening twelve additional stores and three outlet stores during 1998 and ten additional retail stores and two additional retail outlet stores in 1999. Income from operations from the retail division was $3,743,000 in 1999 compared to income from operations of $1,442,000 in 1998.

ADESSO-MADDEN DIVISION:
-----------------------

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $1,858,000 for the nine month period ended September 30, 1999 which represents a decrease from the commission revenues of $2,144,000 in 1998 due to a shift by JC Penneys from ordering goods through Adesso Madden to ordering goods from l.e.i. wholesale. However, Adesso-Madden, the Company's first cost division, continues to expand its business by introducing additional styles in Kmart and through Mel Disco and Target as well as Jordache footwear, the Company's new first cost brand. During the first quarter of 1999, the Company received orders from Walmart for women and girls styles of the Jordache footwear collection. The first shipments of Jordache footwear were delivered in July 1999. Operating expenses increased to $1,241,000 in 1999 from $992,000 in 1998 due to increases in occupancy, computer, payroll and payroll related expenses. Income from operations from Adesso-Madden was $617,000 in 1999 compared to income from operations of $1,152,000 in 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30,
1998

CONSOLIDATED:
-------------

Sales for the three month period ended September 30, 1999 were $48,963,000 or 104% higher than the $23,991,000 recorded in the comparable period of 1998. The increase in sales is due to several factors including additional wholesale accounts, increased reorders, EDI size replenishment, increased retail sales due to the opening of twelve additional stores and three outlet stores during 1998 which were not open for the full comparable period and ten additional retail stores and two additional outlet stores in 1999 and increased sales from l.e.i. Wholesale Division ("l.e.i. wholesale"- was launched in the third quarter of 1998). Additionally, during third quarter of 1999 the Steven Madden Wholesale Division increased its EDI open stock shipments by155% versus third quarter last year. Over 130,000 pairs of shoes were sold by replenishing best selling styles by size every week. EDI replenishment accounted for 18% of the Steve Madden wholesale business for the third quarter versus 7% last year. As a result of additional distribution, management feels that "Steve Madden" as a brand name has increased in popularity nationwide. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales.

Gross profit as a percentage of sales decreased from 42% in 1998 to 41% in 1999 due to a change in the product mix in Madden Wholesale in 1999 compared to 1998.

Selling, general and administrative (SG&A) expenses increased to $15,014,000 in 1999 from $7,872,000 in 1998. The increase in SG&A is due primarily to a 55% increase in payroll, officers bonuses and payroll related expenses from $3,209,000 in 1998 to $4,971,000 in 1999. Additionally, selling, designing and licensing costs increased by 156% from 1,684,000 in 1998 to $4,317,000 in 1999. This is due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. The increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, legal, printing/supplies and depreciation expenses by 101% from $1,841,000 in 1998 to $3,699,000 in 1999. In addition, in August 1999, the Company paid $600,000 to a former principal of the underwriter of the Company's initial public offering. Such payment was made in settlement of a dispute regarding an option issued in connection with the Company's initial public offering in December 1993.

Income from operations for 1999 was $5,883,000 which represents an increase of $2,680,000 or 84% over the income from operations of $3,203,000 in 1998. Net income increased by 83 % to $3,448,000 in 1999 from $1,880,000 in 1998.

WHOLESALE DIVISIONS:
--------------------

Sales from the Steve Madden Wholesale Division ("Madden Wholesale"), accounted for $24,155,000 or 49% and $15,204,000 or 63% of total sales in the three month period ended September 30, 1999 and 1998, respectively. Gross profit as a percentage of sales decreased from 37% in 1998 to 36% in 1999 due to a change in the product mix in Madden Wholesale in 1999 compared to 1998. Operating expenses increased to $6,602,000 in 1999 from $3,924,000 in 1998. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding EDI size replenishment inventory. Additionally, selling, designing and licensing costs increased due to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. Madden Wholesale income from operations was $2,305,000 in 1999 compared to income from operations of $1,944,000 in 1998.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $2,188,000 or 4%, and $877,000 or 4%, of total sales in the three month period ended September 30, 1999 and 1998, respectively. The increase in sales is due to additional accounts and increased reorders in the third quarter of 1999. Gross profit as a percentage of sales increased from 24% in 1998 to 33% in 1999 due to the purchase of a higher percentage of shoes from overseas suppliers, resulted in a lower cost per pair in 1999 compared to 1998. Operating expenses increased to $419,000 in 1999 from $317,000 in 1998 due to increases in occupancy, computer and payroll and payroll related expenses. Income from operations from Diva was $302,000 in 1999 compared to loss from operations of $105,000 in 1998.

Sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale"- was launched in the third quarter of 1998) accounted for $9,534,000 or 19%, and $722,000 or 3%, of total sales in the three month period ended September 30, 1999 and 1998, respectively. l.e.i. is sold primarily in department stores, including Macy's - east, Burdines, Rich's, Hecht's, Filene's, Foley's, Dayton Hudson, Belk and Penney's. l.e.i is also sold in specialty store chains such as Wet Seal and Journey's. l.e.i now sells in over 2,400 doors in the United States. Gross profit as a percentage of sales remains the same in l.e.i. Division. Operating expenses increased to $2,149,000 in 1999 from $210,000 in 1998 due to increases in occupancy, computer, payroll and payroll related expenses. Income from operations from l.e.i. was $1,365,000 in 1999 compared to income from operations of $58,000 in 1998.

RETAIL DIVISION:
----------------

Sales from the Retail Division accounted for $13,086,000 or 27% and $7,188,000 or 30% of total revenues in 1999 and 1998, respectively. The increase in Retail Division sales is primarily due to the Company's opening of twelve additional stores and three outlet stores during 1998 and ten additional retail stores and two additional outlet stores in 1999. Same store sales for the three month period ended September 30, 1999 increased by 25% over the same period of 1998. This increase in same store sales was driven by the Company's ability to reorder best sellers. While sneakers were a negative in most competitor's stores, the Company's basic sneakers sales were strong and it was the Company's best style during third quarter of 1999. Also, increases in same store sales was driven by the Company's ability to continue to supply new styles in sandals during July and August and actively testing new products including boots in animal prints. In the first quarter of 1999, the Company completed it's internet fulfillment site and expanded the number of workstations at the Long Island City offices dedicated to Internet sales. The actual number of hits were over 14 million, unique users were 138,400 and the conversion rate was 3.0% for the three month period ended September 30, 1999. As the Company offers additional styles through its stevenmadden.com site, business continues to grow. As previously announced, the Company signed an agreement with America Online, the world's leading interactive service, to sell footwear and apparel through AOL's new shopping destination, Shop @ AOL. The site for apparel went live in mid August and for footwear went live at the end of September. Since going live, the Company has experienced a 153% growth in hits and a 14% growth in unique users. Gross profit as a percentage of sales decreased from 55% in 1998 to 54% in 1999 was due to a change in the product mix in the Retail Division in 1999 compared to 1998. Selling, general and administrative expenses for the Retail Division increased to $5,420,000 in 1999 from $3,119,000 in 1998. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening twelve additional stores and three outlet stores during 1998 and ten retail stores and two additional retail outlet stores in 1999. Income from operations from the retail division was $1,642,000 in 1999 compared to income from operations of $832,000 in 1998.

ADESSO-MADDEN DIVISION:
-----------------------

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $693,000 for the three month period ended September 30, 1999 which represents a decrease from the commission revenues of $776,000 in 1998 due to a shift by JC Penneys from ordering goods through Adesso Madden to ordering goods from l.e.i. wholesale. However, Adesso-Madden, the Company's first cost division, continues to expand its business by introducing additional styles in Kmart and through Mel Disco and Target as well as jordache footwear, the Company's new first cost brand. During the first quarter of 1999, the Company received orders from Walmart for women and girls styles of the Jordache footwear collection. The first shipments of Jordache footwear were delivered in July 1999. Operating expenses increased to $424,000 in 1999 from $302,000 in 1998 due to increases in occupancy, computer and payroll and payroll related expenses. Income from operations from Adesso-Madden was $269,000 in 1999 compared to income from operations of $474,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $40,740,000 and Stockholders' Equity of $54,400,000 at September 30, 1999.

The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company's Wholesale Division sells approximately sixty percent (60%) of its products to department stores, including Federated Department Stores (Bloomingdales, Bon Marche, Burdines, Macy's and Rich's), May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank and Robinsons May), Dillard's, Dayton-Hudson and Nordstorm approximately forty percent (40%) to specialty stores, including Journey's, Wet Seal and The Buckle and catalog retailers, including Victoria's Secret and Fingerhut. Federated Department Stores and Nordstorm's presently account for approximately twenty percent (20%) and seventeen percent (17%) of the Company's Wholesale Division sales, respectively.

OPERATING ACTIVITIES

During the nine month period ended September 30, 1999, cash provided by operating activities was $5,796,000. Uses of cash arose principally from an increase in factored accounts receivable of $9,720,000 and an increase in inventory of $3,609,000. Cash was provided principally by an increase in
accounts   payable  and  accrued  expenses  of  $7,698,000  and  net  income  of
$7,223,000.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2010. Future obligations under these lease agreements total approximately $40,000,000.

The Company has employment agreements with various officers currently providing for aggregate annual salaries of approximately $1,600,000, subject to annual bonuses and annual increases as may be determined by the Company's Board of Directors. In addition, as part of the employment agreements, the Company is committed to pay incentive bonuses based on income before interest, depreciation and taxes to certain officers.

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

INVESTING ACTIVITIES
--------------------

During the nine month period ended September 30, 1999, the Company used cash of $4,017,000 to acquire computer equipment and make leasehold improvements on new retail stores, warehouse space and office space.

FINANCING ACTIVITIES

During the nine month period ended September 30, 1999, the Company received $2,234,000 from the exercise of options.

LICENSE AGREEMENTS

As of January 1, 1999, an affiliate of Jordache became the Company's new jeanswear and sportswear licensee and the first shipments of Steve Madden sportswear and jeanswear collections were delivered in June 1999. As of September 30, 1999, the Company had eight license partners covering ten product categories. The Company is exploring additional licensing opportunities.

In addition, as of January 1, 1999, the Company entered into a license agreement with the Jordache pursuant to which the Company was granted the exclusive license to use the Jordache trademark on women and girls footwear in the mass channels of distribution, such as Walmart. The first shipments of Jordache footwear were delivered in July 1999.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

MAGNUM FASHIONS, INC. AND WK MAXY INDUSTRIES, LTD. V. STEVEN MADDEN, LTD.
-------------------------------------------------------------------------

As disclosed in the Company's 10-Q for the quarter ending June 30, 1999, the claimants in this pending arbitration seek to be released from their financial obligations to the Company under a certain license agreement and related guaranty. Magnum further seeks damages arising from its claims for, inter alia, fraudulent inducement and breach of contract. In September 1999, Magnum disclosed that it claims damages in the amount of $5 million.

The Company continues to believe that Magnum's claims are entirely without merit, and that the license agreement at issue was breached by Magnum and not by the Company. Accordingly, the Company intends to vigorously defend Magnum's claims and to vigorously prosecute its claims for compensation against Magnum and WK Maxy.

STEVEN MADDEN, LTD. V. LEE N' GI
--------------------------------

On October 28, 1999, the Company commenced an action in the Supreme Court for the State of New York against Lee N' Gi, a new York partnership, alleging that Lee N' Gi wrongfully induced Magnum Fashions, Inc. to breach its obligations to the Company under a certain license agreement relating to the use of the Company's "Steven Madden" trademark in connection with the sale of handbags and similar products. The Company seeks damages from Lee N' Gi for the lost profits the Company would have derived from the Magnum license but for Magnum's breach.

The Company is in the process of obtaining jurisdiction over the defendant, and intends to prosecute its claim vigorously.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.




                                        STEVEN MADDEN, LTD.
                                        /s/ ARVIND DHARIA
                                        -----------------------
                                        Arvind Dharia
                                        Chief Financial Officer


DATE:  November 10, 1999