Form 10-K
period 1999-12-31
MADDEN STEVEN LTD
filed 2000-03-28
CIK 913241

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission File Number 0-23702

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000 was approximately $149,162,000.

         The number of outstanding shares of the registrant's common stock as of March 15, 2000 was 11,859,759 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
         PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED FOR MAY 12, 2000.

================================================================================

                                TABLE OF CONTENTS

Business.......................................................................1

Properties....................................................................17

Legal Proceedings.............................................................18

Submission of Matters to a Vote of Securityholders............................19

Market for Registrant's Common Equity and Related Stockholder Matters.........19

Selected Financial Data.......................................................21

Management's Discussion And Analysis of Financial Condition
   and Results of Operations..................................................22

Quantitative and Qualitative Disclosures about Market Risk....................30

Financial Statements And Supplementary Data...................................30

Changes in and Disagreement with Accountants on Accounting
   and Financial Disclosure...................................................30

Directors, Executive Officers, Promoters and Control Persons;
   Compliance With Section 16(a) of The Exchange Act of The Registrant........31

Executive Compensation........................................................34

Security Ownership Of Certain Beneficial Owners And Management................34

Certain Relationships And Related Transactions................................34

Exhibits And Financial Statement Schedules And Reports On Form 8-K............34

                                     PART I

ITEM 1.  BUSINESS.

         Steven Madden, Ltd. (together with its subsidiaries, the "Company") designs, sources and sells fashion footwear under the Steve Madden(R), l.e.i.(R) and David Aaron(R) brands for women and girls ages 6 to 45 years. The Company's branded products are designed to appeal to style-conscious consumers in the girls, juniors and better market segments. As of December 31, 1999, the Company distributed its products through its forty one (41) Steve Madden(R) retail stores, one (1) David Aaron(R) store, six (6) outlet stores, its e-commerce website (WWW.STEVEMADDEN.COM) and more than three thousand (3,000) department and specialty store locations in the United States and Canada. The Company's product line includes core products, which are sold year-round, complemented by a broad range of updated styles which are designed to establish or capitalize on market trends.

         The Company's business is comprised of three (3) distinct segments: a wholesale division which includes the Steve Madden(R), l.e.i.(R) and David Aaron(R) brands, a retail subsidiary; and a private label subsidiary. The Company also has an aggressive licensing program and as of December 31, 1999 had entered into licensing agreements for belts, sportswear and jeanswear, outerwear, handbags, sunglasses, hosiery, intimate apparel, hair accessory products and jewelry. The Company also has the right to source, distribute and market footwear under the l.e.i.(R) and Jordache(R) trademarks.

         The Company anticipates continuing the execution of its strategy to increase sales in each of its wholesale, retail and private label divisions. The wholesale division expects growth in the number of locations selling the Steve Madden(R), l.e.i.(R) and David Aaron(R) brands which will in part be due to adding new department store and specialty store accounts. The Company expects to add approximately nine (9) Steve Madden retail stores and one (1) David Aaron Store during the 2000 fiscal year which the Company believes will increase revenues for its retail division. Adesso-Madden, a subsidiary of the Company specializing in sourcing product for mass merchandisers and other high volume purchasers, anticipates higher revenues in 2000 because of increased sales of the Jordache(R) footwear line as well as growth with existing accounts. And while the Company does not anticipate replicating its rate of sales growth from its e-commerce website (700% in fiscal 1999), the Company expects internet sales to increase considerably.

         Steven Madden, Ltd., was incorporated as a New York corporation on July 9, 1990 and reincorporated under the same name in Delaware in November 1998. The Company was founded and developed by Steven Madden, its principal designer, and Chief Executive Officer and Chairman of the Board, who has established a reputation for his creative designs, popular styles and quality products at accessible price points. The Company completed its initial public offering in December 1993 and its shares of Common Stock currently trade trading on The Nasdaq National Market under the symbol "SHOO".

RECENT DEVELOPMENTS

         In January 2000, the Company announced the launch of its new Stevies(TM) brand which will be marketed to girls ages 6 to 12 years old. The new shoe line will mirror some of the design concepts and attitude present in the Steve Madden(R) brand and will be initially distributed through moderate and better department stores and footwear specialty stores. The Company expects to commence shipping of the Stevies products in time for the back-to-school season. It also anticipates that the Company will license the Stevies(TM) trademark for additional product categories and that the launch of the e-commerce website, WWW.STEVIES.COM, will occur in July 2000.

         The Company maintains its principal executive offices at 52-16 Barnett Avenue, Long Island City, NY 11104, telephone number (718) 446-1800.

STEVEN MADDEN - WHOLESALE DIVISION

         The wholesale division sources, sells and markets the Company's Steve Madden(R) brand to major department stores, better specialty stores, and shoe stores throughout the country and Canada. During the last few years the Steve Madden(R) product line has become a leading footwear brand in the fashion conscious junior marketplace. To serve its customers (women primarily ages 16 to 25), the wholesale division creates and markets fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at reasonable prices.

         As the Company's largest division, the Steve Madden(R) wholesale division accounted for $78,890,000 in sales in 1999, or approximately 48% of the Company's total sales. Many of the wholesale division's newly created styles are test marketed at the Company's retail stores. Within a few days, the Company can determine if a test product appeals to customers. This enables the Company to use its flexible sourcing model to rapidly respond to changing preferences which is essential for success in the fashion footwear marketplace.

DIVA ACQUISITION CORP. - THE DAVID AARON(R) WHOLESALE DIVISION

         Diva Acquisition Corp. ("Diva") designs and markets fashion footwear to women under the "David Aaron(R)" trademark through major department stores and better footwear specialty stores and one (1) Company owned retail shoe store located in the Soho area of Manhattan. Priced a tier above the Steve Madden(R) brand, Diva's products are designed to appeal principally to fashion conscious women, ages 26 to 45, who shop at department stores and footwear boutiques. The Company recorded sales from the David Aaron(R) brand of $7,970,000 for the year ended December 31, 1999, or approximately 5% of the Company's total sales.

L.E.I.(R)- WHOLESALE DIVISION

         In April, 1998, the Company entered into a license agreement with R.S.V. Sport, Inc. pursuant to which the Company was granted the license to use the l.e.i.(R)trademark in connection with the sale and marketing of footwear. The l.e.i.(R)trademark is well known for jeanswear in the junior marketplace and nationally through department and specialty stores. The Company's l.e.i.(R)footwear products were targeted to attract girls ages 6 to 11 years old and young women ages 12 to 20 years old a majority of which are younger than the typical Steve Madden(R)brand customer. Despite having only started selling l.e.i.(R)products at retail in August 1998, the l.e.i. Wholesale Division generated revenue of $27,546,000 for the year ended December 31, 1999.

STEVEN MADDEN RETAIL, INC. - RETAIL DIVISION

         As of December 31, 1999, the Company owned and operated forty one (41) retail shoe stores under the Steve Madden(R) name, one (1) under the David Aaron(R) name and six (6) outlet stores. Four (4) stores are located in Manhattan (two (2) in Soho, one (1) on the Upper Westside and one (1) on the Upper Eastside), forty one (41) stores are located in major shopping malls in California, Colorado, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Texas and Virginia and three (3) stores are located in highly traveled urban street locations in Coconut Grove, Florida, Philadelphia, Pennsylvania and Washington, D.C. Each of the Steve Madden(R) stores has been designed to appeal to young fashion conscious women by creating a "nightclub" type atmosphere. The retail stores have been very successful for the Company, generating annual sales in excess of $700 per square foot. Sales are primarily from the sale of the Company's Steve Madden(R) produc line. Same store sales increased 26% in 1999 over 1998 sales and total sales for the retail division were $48,630,000 compared to $26,563,000 for 1998. Sales from the retail division for year ended December 31, 1999 were approximately 30% of the Company's total sales.

         The Company believes that the Retail Division will continue to enhance overall sales and profits while building equity in the Steve Madden brand. It is for these reasons that the Company has embarked upon an aggressive expansion plan and intends to add approximately ten (10) new retail stores during the 2000 calendar year. Additionally, the expansion of the Retail Division enables the Company to test and react to new products and classifications which strengthens the product development efforts of the Steve Madden wholesale division.

THE ADESSO-MADDEN, INC. - PRIVATE LABEL DIVISION

         In September 1995, the Company incorporated Adesso-Madden, Inc. as a wholly owned subsidiary ("A-M"). A-M was formed to serve as a buying agent to mass market merchandisers, shoe store chains and other off-price retailers in connection with their purchase of private label shoes. As a buying agent, A-M arranges with shoe manufacturers in Asia and South America for them to manufacture private label shoes to the specifications of its clients. The Company believes that by operating in the private label, mass merchandising market, the Company is able to maximize additional non-branded sales opportunities. This leverages the Company's overall sourcing, design and distribution capabilities. Currently, this division manufactures women's footwear for large retailers including J.C. Penny, Sears, Mervyn's, Wal-Mart and Target. A-M receives commissions in connection with the purchase of private label shoes by its clients. A-M also sources and sells footwear under the Soho Cobbler(R) trademark, and in 1999, commenced sales under the Jordache(R) trademark. The private label division generated commission revenue of $2,560,000 for the year ended December 31, 1999 compared to $2,679,000 in 1998.

PRODUCTS AND LICENSING

         The Company's products emphasize youthful styling and contemporary design and are marketed at moderate to better price points. The Company's primary products include Steve Madden(R), l.e.i.(R) and David Aaron(R) branded shoes. In addition, the Company has a private label shoe operation, Adesso-Madden, Inc., and has also entered into strategic licensing agreements for additional Steve Madden(R) branded products. The following paragraphs describe the Company's products:

STEVE MADDEN(R)

         Steve Madden(R) branded products are designed to appeal to style conscious consumers in the junior market (ages 16 to 25 years). The Steve Madden(R) line emphasizes up-to-date fashion and includes a wide range of women's footwear including boots, sneakers, evening shoes, slippers, casual and tailored shoes and sandals. Steve Madden(R) brand shoes sell at retail price points generally ranging from $48 to $70 for shoes and up to $99 for boots.

         In order to reduce the impact of changes in fashion trends on the Steve Madden(R) brand product sales, the Company designs and classifies its product line into three categories: CORE, CORE-PLUS, and FASHION. The Company's CORE line is available year round and consists of classic products which have proven to be consistent sellers over several seasons. The CORE line currently includes twelve (12) style/color combinations six (6) of which can be reordered using the Company's EDI system and shipped to retailers within one to two weeks. This results in rapid replenishment of the most popular Steve Madden styles. The Company's CORE-PLUS line consists of basic styles whose patterns and colors are updated each season to keep pace with changing trends. Finally, the Company's FASHION line consists of styles that are designed close to or in season and capitalize on the Company's ability to design, test, manufacture and market products quickly. CORE and CORE-PLUS products account for a majority of Steve Madden(R) brand sales.

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

L.E.I.(R)

         In April 1998, the Company entered into a license agreement with R.S.V. Sport, Inc. pursuant to which the Company was granted the license to use the l.e.i.(R)trademark in connection with the sale and marketing of footwear in exchange for which the Company is required to make periodic royalty payments based on its net sales of l.e.i.(R)footwear. The l.e.i.(R)trademark is well known for jeanswear in the junior marketplace and l.e.i.(R)jeans are sold in department and specialty stores nationwide. The Company's l.e.i.(R)footwear products were targeted to attract girls ages 6 to 11 years old and young women ages 12 to 20 years old, the majority of which are younger than the typical Steve Madden(R)brand customer. Despite having only started selling l.e.i.(R)products at retail in August, 1998, sales of l.e.i.(R)products increased considerably in 1999. The license agreement with R.S.V. Sport terminates on September 30, 2000, however, it may be renewed, upon the satisfaction of certain conditions, for the re (3) additional terms of two (2) years each.

JORDACHE

         In January 1999, the Company entered into a license agreement with Jordache Enterprises, Inc. pursuant to which the Company was granted a license to use the Jordache(R) trademark in connection with sale and marketing of footwear in exchange for which the Company has agreed to make periodic royalty payments based on its net sales of Jordache(R) footwear. The Jordache(R) trademark is well known for jeanswear and Jordache(R) jeans are sold nationwide in the mass merchandise market. The Company's Jordache(R) footwear products are targeted to attract girls ages 10 to 16 years old. The license agreement with Jordache terminates on June 30, 2002, however, it may be renewed, upon the satisfaction of certain conditions, for two (2) additional terms of three (3) years each.

LICENSING

         The Company believes that strategic licensing will enhance the Steve Madden brand(R), leverage brand equity and increase customer loyalty. During 1997, the Company began to license the Steve Madden(R) brand selectively while attempting to maintain strict design, merchandising and marketing control over its licensees. In 1998, the Company terminated licenses with its sportswear licensees and entered into a new license with an affiliate of the Jordache organization as of January 1, 1999. Pursuant to the Agreement, a Jordache entity agreed to manufacture, market, sell and distribute sportswear and jeanswear under the Company's Steve Madden trademark to better department stores and specialty shops.

         Presently, the Company has licensed the Steve Madden trademark for use in connection with the manufacturing, marketing and sale of sportswear and jeanswear, outerwear, belts, handbags, sunglasses, hosiery, intimate apparel, hair accessory products and jewelry. Each license agreement requires the licensee to pay to the Company a royalty based on net sales, a minimum royalty in the event that net sales fail to reach specified targets and a percentage of sales for advertising of the Steve Madden(R) brand. During 2000, the Company may continue to pursue additional licensees in new product categories, including licenses for the Company's new Stevies(TM) brand, as well as to seek expansion into certain markets outside the United States.

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

         In 1999, the Company expanded its use of electronic data interchange ("EDI") quick replenishment system to its department store accounts on designated CORE items and offered EDI to all of its significant wholesale accounts. Sales resulting from EDI replenishment increased 86% during 1999 compared to 1998. The Company believes that its flexible product introduction schedule and perpetual inventory control system are competitive advantages in an industry that is subject to high fashion risks.

CUSTOMERS

         The Company's customers purchasing shoes consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately sixty percent (60%) of its products to department stores, including Federated Department Stores (Bloomingdales, Bon Marche, Burdines, Macy's and Rich's), May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank, Lord and Taylor and Robinsons May), Dillard's, Dayton-Hudson and Nordstrom; and approximately forty percent (40%) to specialty stores, including Journey's, Wet Seal and The Buckle; and catalog retailers, including Victoria's Secret and Fingerhut. Federated Department Stores and May Department Stores presently account for approximately twenty one percent (21%) and fifteen percent (15%) of the Company's wholesale sales, respectively.

DISTRIBUTION CHANNELS

         The Company sells it products principally through its Company-owned retail stores, better department stores and specialty shoe stores in the United States and abroad. Retail stores and wholesale sales account for approximately thirty percent (30%) and seventy percent (70%) of total sales, respectively. The following paragraphs describe each of these distribution channels:

STEVE MADDEN AND DAVID AARON RETAIL STORES

         As of December 31, 1999, the Company operated forty one (41) Company-owned retail stores under the Steve Madden(R) name and one (1) under the David Aaron(R) name. The Company believes that its retail stores will continue to enhance overall sales, profitability, and its ability to react to changing consumer trends. The design, format and environment of the Steve Madden(R) retail stores resemble a nightclub type atmosphere which has become a popular destination and gathering place for young women. The David Aaron(R) store has a more sophisticated design and format styled to appeal to its more mature target audience. These stores are used as a marketing tool which allow the Company to strengthen brand recognition and to showcase certain of its full line of branded and licensed products. Furthermore, the retail stores provide the Company with a venue to test and introduce new products and merchandising strategies. Specifically, the Company often tests new designs at its Steve Madden(R) retail stores be scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, the Company has been able to leverage sales information gathered at Steve Madden(R) retail stores to assist its wholesale accounts in order placement and inventory management.

         The Company's prototype Steve Madden(R) store is approximately 1,400 to 1,600 square feet and is located in malls and street locations which attract the highest concentration of the Company's core demographic -- style-conscious young women ages 16 to 25 years old. In addition to carefully analyzing mall demographics, the Company also sets profitability guidelines for each potential store site. Specifically, the Company targets sites at which the demographics fit the consumer profile, the positioning of the site is well trafficked and the projected fixed annual rent expense does not exceed a specified percentage of sales over the life of the lease. By setting these standards, the Company believes that each store will contribute to the Company's overall profits both in the near- and longer-terms.

OUTLET STORES

         In May 1998, Shoe Biz, Inc. (formerly known as Steven Madden Outlets, Inc.) a wholly owned subsidiary of the Company ("Shoe Biz"), purchased certain assets from and assumed certain liabilities of, Daniel Scott, Inc. with respect to its Shoe Biz outlet store located in Mineola, New York. In connection with the transaction, the Company hired Robert Schmertz, the former President and sole stockholder of Daniel Scott, as the President of Shoe Biz. Shoe Biz operates the six (6) outlet stores in New Jersey and New York, four (4) of which operate under the Shoe Biz name and two (2) of which operate as Steve Madden Outlet stores. Shoe Biz sells many product lines, including Steve Madden, David Aaron and l.e.i.(R) footwear, at significantly lower prices than prices typically charged by other "full price" retailers.

DEPARTMENT STORES

         The Company currently sells to over 2,000 locations of twenty five (25) better department stores throughout the United States and Canada. The Company's top accounts include Federated Department Stores (Bloomingdale's, Bon Marche, Burdine's, Macy's and Rich's), May Department Stores (Hecht's, Famous Barr, Filene's, Foley's, Kaufmann's, Meier & Frank, Lord and Taylor and Robinson's
May), Dillard's, Dayton-Hudson and Nordstrom.

         Department store accounts are offered merchandising support which includes in-store fixtures and signage, supervision of displays and merchandising of the Company's various product lines. An important development in the Company's wholesale merchandising effort is the creation of in-store concept shops, where a broader collection of the Company's branded products are showcased. These in-store concept shops create an environment that is consistent with the Company's image and enable the retailer to display and stock a greater volume of the Company's products per square foot of retail space. In addition, these in-store concept shops encourage longer term commitment by the retailer to the Company's products and enhance consumer brand awareness. Currently, the Steve Madden(R) brand is featured in over eight hundred (800) in-store concept shops in leading department and specialty stores which represents an increase of sixty percent (60%) compared to last year.

         In addition to merchandising support, the Company's customer service representatives maintain weekly communications with their accounts to guide them in placing orders and to assist them in managing inventory, assortment and retail sales. The Company leverages its sell-through data gathered at its retail stores to assist department stores in allocating their open-to-buy dollars to the most popular styles in the product line and to phase out styles with poor sales records. In addition to this account order support, the Company has implemented an electronic data interchange ("EDI") program which allows top accounts rapid size replenishment of six (6) style/color combinations of certain core products within one to two weeks. EDI replenishment of key core styles is offered to all of the Company's retail customer accounts.

INTERNET SALES

         In 1999, the Company updated its internet site, WWW.STEVEMADDEN.COM, with improved graphics and more efficient e-commerce capabilities. Customers can now purchase numerous styles of the Company's footwear, accessory and clothing products. As a result of the Company's increased focus on e-commerce, sales in 1999 derived from WWW.STEVEMADDEN.COM increased 700% compared with sales in 1998. In August 1999, the Company signed an agreement with America Online pursuant to which the Company has a presence in Shop AOL in both the footwear and apparel areas.

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

COMPETITION

         The fashionable footwear industry is highly competitive. The Company's competitors include specialty shoe companies as well as companies with diversified footwear product lines. The recent substantial growth in the sales of fashionable footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Kenneth Cole, Nine West, DKNY, Skechers, Nike and Guess, have significantly greater financial and other resources than the Company. The Company believes effective advertising and marketing, fashionable styling, high quality and value are the most important competitive factors and intends to continue to employ these elements as it develops its products.

MARKETING AND SALES

         Prior to 1997, the Company's marketing plans relied heavily on its few Steve Madden(R) retail store locations and word-of-mouth referrals. In 1998, the Company continued to focus on creating a more integrated brand building program to establish Steve Madden as the leading designer of fashion footwear for style-conscious young women. As a result, the Company developed a national advertising campaign for lifestyle and fashion magazines which was also used in regional marketing programs such as radio advertisements, television commercials, outdoor media, college event sponsorship and live online chat forums. The Company also continues to promote its website (WWW.STEVEMADDEN.COM) where consumers can purchase Steve Madden(R) products and interact with both the Company and other customers.

         In order to service its wholesale accounts, the Company retains a sales force of thirteen (13) independent sales representatives. These sales representatives work on a commission basis and are responsible for placing the Company's products with its principal customers, including better department and specialty stores. The sales representatives are supported by the Company's Executive Vice President, a staff of four (4) account executives, three (3) merchandise coordinators and twenty (20) customer service representatives who continually cultivate relationships with wholesale customers. This staff assists accounts in merchandising and assessing customer preferences and inventory requirements, which ultimately serves to increase sales and profitability.

MANAGEMENT INFORMATION SYSTEMS (MIS) OPERATIONS

         Sophisticated information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The Company operates on a dual AS/400 system which provides system support for all aspects of its business including manufacturing purchase orders; customer purchase orders; order allocations; invoicing; accounts receivable management; real time inventory management; quick response replenishment; point-of-sale support; and financial and management reporting functions. The Company has a PKMS bar coded warehousing system which is integrated with the wholesale system in order to provide accurate inventory positions and quick response size replenishment for its customers. In addition, the Company has installed an EDI system which provides a computer link between the Company and certain wholesale customers that enables both the customer and the Company to monitor purchases, shipments and invoicing. The EDI system also improves the Company's ability to respond to customer inventory requirements on a weekly basis. Anticipating continued growth, the Company recently strengthened its systems by adding an AS/400, model 620. The Company also implemented in 1998 a licensing tracking system, a disaster recovery system and automated the Adesso-Madden order placement and fulfillment business. The Company also completed its upgrade for the Year 2000 in October 1999. In anticipation of continued growth, the Company updated its internet site in August 1999 by enhancing its support functions and scalability.

RECEIVABLES FINANCING; LINE OF CREDIT

         Under the terms of a factoring agreement with Capital Factors, Inc., the Company is permitted to draw down eighty (80%) percent of its invoiced receivables at an interest rate of one (1) point below the Prime Rate (as defined). The agreement provides that Capital Factors is not required to purchase all the Company's receivables and requires that the Company to pay an unused line fee of .25% of the average daily unused portion of the maximum amount of the credit line. On September 1, 1998, the Company and Capital Factors amended its Factoring Agreement to, among other things, provide the Company with a credit line of up to $15,000,000, subject to certain limitations. The Company has not recently borrowed funds under its credit line with Capital Factors. The Factoring Agreement is scheduled to terminate in December 2000.

TRADEMARKS AND SERVICE MARKS

         The STEVE MADDEN and STEVE MADDEN plus Design trademarks/service marks have been registered in numerous International Classes (25 clothing, shoes; 18 leather goods, handbags, wallets; 9 eye wear, 14 jewelry, 35 retail store services; 3 fragrances, cosmetics) in the United States. The Company has several pending applications for registration of the STEVE MADDEN plus Design mark in the United States (20 picture frames; 16 notebooks; 24 bed linen). The Company also has trademark registrations in the U.S. for the marks EYESHADOWS by Steve Madden (Int'l Cl. 9 eye wear), ICE TEE (Int'l Cl. 25 clothing) and SOHO COBBLER (Int. Cl. 9 eye wear, 25, shoes).

         The Company also owns registrations for the STEVE MADDEN and STEVE MADDEN plus Design trademarks/service marks in various International Classes in Argentina, China, Hong Kong, Israel, Japan, Korea, Mexico, Panama, Taiwan, throughout the 15 cooperating countries in Europe and the Benelux countries and has pending applications for registration for the STEVE MADDEN and STEVE MADDEN plus Design trademarks/service marks in Canada, Australia, Brazil, Chile, Malaysia, Peru, South Africa and Venezuela. There can be no assurance, however, that the Company will be able to effectively obtain rights to the STEVE MADDEN mark throughout all of the countries of the world. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights to the Company or that the Company will be able to successfully resolve such potential conflicts. The failure of the Company to protect such rights from unlawful and improper appropriation may have a material adverse effect on the Company's business, financial condition and results of operations.

         Additionally, the Company owns registrations for the DAVID AARON trademark and service mark in various International Classes in the United States (Int'l Cl. 25 clothes, shoes, 18 leather goods, handbags, wallets, 35 retail store services), Australia, Canada, Hong Kong, Israel and the 15 cooperating countries in Europe. The Company further has pending applications for registration of the DAVID AARON trademark and service mark in Japan, Panama and South Africa. The Company believes that the DAVID AARON trademark has a significant value and is important to the marketing of the Company's products.

         The Company also has several pending trade and service mark applications for registration of the STEVIES and STEVIES plus Logo marks in the United States (25 clothing, footwear; 14 jewelry; 18 handbags; 9 eye wear; 35 store services; 26 hair accessories; 28 toys) and a pending application for the STEVIES by STEVE MADDEN mark (25 clothing, footwear), although none of these applications have yet been approved by the Trademark Office. The Company also pending applications for the STEVIES plus logo mark for jewelry, hair accessories, handbags and clothing in Canada.

EMPLOYEES

         At December 31, 1999, the Company employed approximately 709 employees, of whom approximately 314 work on a full-time basis and approximately 395 work on a part-time basis. The management of the Company considers relations with its employees to be good.

         IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         DEPENDENCE ON KEY PERSONNEL. The Company is dependent, in particular, upon the services of Steven Madden, its Chief Executive Officer, Chairman of the Board and chief designer and Rhonda Brown, its President and Chief Operating Officer. If Mr. Madden or Ms. Brown are unable to provide services to the Company for whatever reason, the business would be adversely affected. The Company therefore maintains a key person life insurance policy on Mr. Madden with coverage in the amount of $10,000,000; however, the Company does not maintain a policy on Ms. Brown. The Company has an employment contract with Mr. Madden that expires on December 31, 2010, and an employment contract with Ms. Brown that expires on June 30, 2001. In the event Mr. Madden is terminated for other than cause or total disability, the Company will be required to pay Mr. Madden's remaining salary under his contract, half of which must be paid upon termination. Mr. Madden is also entitled during the term of the contract to an annual $50,000 non-accountable expense account. In the event of a change in control, Mr. Madden and Ms. Brown may choose to continue their employment with the Company or terminate employment and receive the remaining salary under their respective contracts.

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

         FASHION INDUSTRY RISKS. The success of the Company will depend in significant part upon its ability to anticipate and respond to women's product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that the Company's products will correspond to the changes in taste and demand or that the Company will be able to successfully market products which respond to such trends. If the Company misjudges the market for its products, it may be faced with significant excess inventories for some products and missed opportunities with others. In addition, misjudgments in merchandise selection could adversely affect the Company's image with its customers and weak sales and resulting markdown requests from customers could have a material adverse effect on the Company's business, financial condition and results of operations.

         The industries in which the Company operates are cyclical, with purchases tending to decline during recessionary periods when disposable income is low. Purchases of contemporary shoes and accessories tend to decline during recessionary periods and also may decline at other times. While the Company has fared well in recent years in a difficult retail environment, there can be no assurance that the Company will be able to maintain its historical rate of growth in revenues and earnings, or remain profitable in the future. A recession in the national or regional economies or uncertainties regarding future economic prospects, among other things, could affect consumer spending habits and have a material adverse effect on the Company's business, financial condition and results of operations.

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

         DEPENDENCE UPON CUSTOMERS AND RISKS RELATED TO EXTENDING CREDIT TO CUSTOMERS. The Company's customers purchasing shoes consist principally of department stores and specialty stores, including shoe boutiques. Certain of the Company's department store customers, including some under common ownership, account for significant portions of the Company's wholesale net sales. Presently, the Company sells approximately sixty percent (60%) of its products to department stores, including Federated Stores (Bloomingdales, Burdines, Macy's and Bullocks), Dillards, Nordstrom, Dayton Hudson and May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank, Lord and Taylor and Robinson's May) and approximately forty (40%) percent to specialty stores, including shoe boutiques. The Company's largest customers, Federated Stores and May Department Stores, account for approximately twenty one percent (21%) and fifteen percent (15%) of the Company's wholesale sales, respectively.

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

         IMPACT OF FOREIGN MANUFACTURERS. Substantially all of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the year ended December 31, 1999, approximately 90% of the Company's products were purchased from sources outside the United States, including Mexico, China, Brazil and Spain.

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

         EXPANSION OF RETAIL BUSINESS. The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), David Aaron(R) and l.e.i.(R) brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. The Company plans to open nine (9) Steve Madden retail stores and one (1) David Aaron store in 2000. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with existing stores. The Company's retail expansion is dependent on a number of factors, including the Company's ability locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results will increase or not decrease in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

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

         SEASONAL AND QUARTERLY FLUCTUATIONS. The Company's quarterly results may fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of the Company's products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, the timing of inventory write downs, the cost of materials, the mix between wholesale and licensing businesses, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors. In addition, the Company expects that its sales and operating results may fluctuate significantly due to (i) the opening of new retail stores,
(ii) the introduction of new products and (iii) the commencement of the Company's new Stevies(TM) brand. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

         TRADEMARK AND SERVICE MARK PROTECTION. The Company believes that its trademarks/service marks and other proprietary rights are important to its success and its competitive position. Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks on a worldwide basis. Nevertheless, there can be no assurance that the actions taken by the Company to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company's products as violative of the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of the Company or that the Company will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The failure of the Company to establish and then protect such proprietary rights from unlawful and improper appropriation could have a material adverse impact on the Company's business, financial condition and results of operations. See "Business - Trademarks and Service Marks".

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

         OUTSTANDING OPTIONS. As of December 31, 1999, the Company had outstanding options to purchase an aggregate of approximately 2,720,000 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the options. Further, while its options are outstanding, they may adversely affect the terms in which the Company could obtain additional capital.

ITEM 2.  PROPERTIES.

         The Company maintains its executive offices at 52-16 Barnett Avenue, Long Island City, NY 11104, and wholesale warehouse at 34-09 Queens Boulevard, Long Island City, NY 11101. The Company maintains approximately 14,000 square feet for its executive offices and approximately 12,000 square feet and 23,600 square feet at each of its wholesale warehouses.

         The Company's showroom is located at 1370 Avenue of the Americas, New York, NY. All three of the Company's brands (Steve Madden(R), l.e.i.(R) and David Aaron(R)) are sold from the 3,500 square foot showroom. The lease for the Company's showroom expires in November, 2002.

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

         The current terms of the Company's retail store leases expire as follows:

  Years Lease Terms Expire                      Number of Stores
  ------------------------                      ----------------
           2003                                         4
           2004                                         4
           2005                                         4
           2006                                         1
           2007                                         7
           2008                                        12
           2009                                        11
           2010                                         5

         The Company also leases two (2) warehouses for the distribution of its footwear products. Recently, however, the Company elected to outsource the distribution of its footwear products to third parties specializing in distributing goods to retailers. As a result, a 23,000 square foot warehouse leased by the Company located in Brooklyn, New York, and a 12,000 square foot warehouse leased by the Company located in Long Island City, New York are presently vacant. The Company is actively pursuing subleasing these spaces for the remainder of their lease terms. The lease for the Brooklyn, New York warehouse terminates in August 2003 and the lease for the Long Island City, New York warehouse terminates in December 2001.

ITEM 3.  LEGAL PROCEEDINGS.

         Except as set forth below, no material legal proceedings are pending to which the Company or any of its property is subject.

         MAGNUM FASHIONS INC., ET AL. V. STEVEN MADDEN, LTD. On or about May 25, 1999, Magnum Fashions, Inc. ("Magnum") and WK Maxy Industries, Ltd. ("WK") commenced an arbitration proceeding (the "Arbitration") against the Company before the American Arbitration Association ("AAA"). In the Statement of Claim filed as part of the Arbitration (and as subsequently amended on June 25, 1999), Magnum has alleged, inter alia, that it was fraudulently induced to enter into a license agreement, dated as of February 1, 1997, with the Company pursuant to which Magnum licensed the Company's "Steve Madden" trademark for handbag and related products (the "Handbag License"). Similarly, WK alleged that it was fraudulently induced into providing a guaranty ("Guaranty") of Magnum's obligations under the Handbag License. In addition to the fraudulent inducement claim, Magnum asserted claims of fraudulent nondisclosure, negligent misrepresentation, mutual mistake, wrongful termination, failure of consideration and defamation. Based on those allegations, Magnum and WK have sought to be released from their financial obligations to the Company under the Handbag License and Guaranty, respectively, and Magnum has also sought damages that it subsequently estimated to be in excess of $5 million.

         On July 7, 1999, the Company submitted its Answer and Counterclaims in the Arbitration. In addition to denying the claims asserted by Magnum and WK, the Company asserted a claim against Magnum and WK for the balance of the minimum royalty due under the Handbag License. The Company also asserted additional claims against Magnum and WK based on improper sales made during the term of the Handbag License and Magnum's improper liquidation of its inventory following termination of the Handbag License. Magnum and WK have denied the Company's counterclaims. The parties to the arbitration are currently engaged in documentary discovery. Hearings are scheduled for April and May.

         The Company believes that the claims asserted by Magnum and WK are meritless, and that the Company's counterclaims have substantial merit. Accordingly, the Company intends to vigorously contest Magnum's positions in this proceeding.

         Steven Madden, Ltd. v. Lee 'N Gi On or about October 27, 1999, the Company commenced an action in the New York State Supreme Court, New York County entitled Steven Madden, Ltd. v. Lee N' Gi, Index No. 121900/99 (the "Lee N' Gi Action"), currently pending in the Supreme Court of the State of New York,

County of New York, in which it claimed that Lee N' Gi, the exclusive marketing and distribution agent for Magnum Fashion, Inc. ("Magnum"), had wrongfully induced Magnum to breach its obligations under the Handbag License between the Company and Magnum. The Company is seeking damages of $3,000,000. On or about December 14, 1999, Lee N' Gi served an Answer and Counterclaim in which it denied the allegations in the Company's complaint and claimed that the Company had breached or wrongfully terminated the Handbag License to its detriment. Lee N' Gi seeks damages of $2,000,000 on its counterclaim. On or about December 21, 1999, the Company served a Reply to Counterclaim in which it denied Lee N' Gi's allegations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 1999.

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

         The following table sets forth the range of high and low bid quotations for the Common Stock, Class B Warrants for the two year period ended December 31, 1999, as reported by The Nasdaq SmallCap Market and The Nasdaq National Market. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                      COMMON STOCK                     CLASS B WARRANTS
                     HIGH       LOW                    HIGH         LOW
                     ----       ---                    ----         ---

    1999
Quarter ended
March 31, 1999       9 7/16     7 1/8                   *            *

Quarter ended
June 30, 1999        14         7 7/8                   *            *

                      COMMON STOCK                     CLASS B WARRANTS
                     HIGH       LOW                    HIGH         LOW
                     ----       ---                    ----         ---


Quarter ended
September 30, 1999   14 1/8     11 1/8                  *            *

Quarter ended
December 31, 1999    19 1/16    11 15/16                *            *

    1998

Quarter ended
March 31, 1998       10 1/8     6 3/8                  4 3/4        1 3/16

Quarter ended
June 30, 1998        11 7/8     8 1/8                  6 1/8        3 3/16

Quarter ended
September 30, 1998   11 11/16   5 3/4                  5 13/16      3 1/8 *

Quarter ended
December 31, 1998     9 1/16    3 9/16                  *             *


* The Class B Warrants ceased trading as of August 13, 1998 as a result of such securities being called for redemption by the Company.

         On March 15, 2000, the final quoted prices as reported by The Nasdaq National Market was $14.00 for each share of Common Stock. As of March 15, 2000, there were 11,859,759 shares of Common Stock outstanding, held of record by 75 record holders and approximately 3,630 beneficial owners.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data has been derived from the Company's audited financial statements. The Income Statement Data relating to 1999, 1998 and 1997 and the Balance Sheet Data as of December 31, 1999 and 1998 should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

                                                                               YEAR ENDED DECEMBER 31,

                                                        1999             1998            1997           1996             1995
                                                    ------------      -----------     -----------    -----------     -----------
INCOME STATEMENT DATA:
Net sales                                           $163,036,000      $85,783,000     $59,311,000    $45,823,000     $38,735,000

Cost of sales                                         94,536,000       49,893,000      34,744,000     31,343,000      25,911,000
                                                    ------------      -----------     -----------    -----------     -----------

Gross profit                                          68,500,000       35,890,000      24,567,000     14,480,000      12,824,000
Commissions and licensing fees                         3,367,000        3,273,000       2,321,000        951,000         378,000
Operating expenses                                   (52,946,000)     (29,949,000)    (22,262,000)   (13,998,000)     (7,451,000)
                                                    ------------      -----------     -----------    -----------     -----------

Income from operations                                18,921,000        9,214,000       4,626,000      1,433,000       5,751,000
Interest income                                          909,000          380,000         312,000        322,000         167,000
Interest expense                                         (90,000)        (235,000)       (339,000)      (162,000)       (265,000)
Loss on sale of net assets                                                                                              (104,000)
                                                    ------------      -----------     -----------    -----------     -----------

Income before provision for income taxes              19,740,000        9,359,000       4,599,000      1,593,000       5,549,000
Provision for income taxes                             8,274,000        3,912,000       1,899,000        534,000       1,793,000
                                                    ------------      -----------     -----------    -----------     -----------

Net Income                                          $ 11,446,000      $ 5,447,000     $ 2,700,000    $ 1,059,000     $ 3,756,000
                                                    ============      ===========     ===========    ===========     ===========

Basic income per share                              $       1.06      $      0.58     $      0.33          $0.14     $      0.66
                                                    ============      ===========     ===========    ===========     ===========
Diluted income per share                            $       0.92      $      0.50     $      0.30          $0.13     $      0.51
                                                    ============      ===========     ===========    ===========     ===========

Weighted average common shares outstanding-basic
income per share                                      10,831,250        9,436,798       8,064,604      7,689,848       5,674,579

effect of potential common shares from exercise of
options and warrants                                   1,634,102        1,546,303         848,462        737,232       1,644,873
                                                    ------------      -----------     -----------    -----------     -----------

Weighted average common shares outstanding-diluted    12,465,352       10,983,101       8,913,066      8,427,080       7,319,452
income per share                                    ============      ===========     ===========    ===========     ===========

BALANCE SHEET DATA

Total assets                                         $78,135,000      $48,928,000     $29,277,000    $22,361,000     $14,530,000
Working capital                                       48,076,000       33,627,000      16,545,000     13,719,000       9,625,000
Noncurrent liabilities                                   980,000          681,000         359,000        166,000               0
Stockholders' equity                                  62,435,000       44,960,000      25,793,000     20,101,000      12,765,000

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

The following table sets forth information on operations for the periods indicated:

                                   PERCENTAGE OF NET REVENUES
                                       TWELVE MONTHS ENDED
                                           DECEMBER 31
CONSOLIDATED:                       1999                 1998                  1997
-------------                   ------------          -----------          -----------
Net Sales                       $163,036,000   100%   $85,783,000   100%   $ 59,311,000    100%
Cost of Sales                     94,536,000    58     49,893,000    58      34,744,000     59
Other Operating Income             3,367,000     2      3,273,000     4       2,321,000      4
Operating Expenses                52,946,000    32     29,949,000    35      22,262,000     38
Income from Operations            18,921,000    12      9,214,000    11       4,626,000      8
Interest Income (Expense) Net        819,000     1        145,000     0         (27,000)     0
Income Before Income Taxes        19,740,000    12      9,359,000    11       4,599,000      8
Net Income                        11,466,000     7      5,447,000     6       2,700,000      5

                                   PERCENTAGE OF NET REVENUES
                                       TWELVE MONTHS ENDED
                                           DECEMBER 31
By Segment                          1999                 1998                   1997
                                 ----------            ----------             -----------
WHOLESALE DIVISIONS:
Steven Madden, Ltd.
-------------------
Net Sales                        78,890,000   100%     49,891,000     100%    $38,487,000   100%
Cost of Sales                    49,770,000    63      31,201,000      63      23,385,000    61
Other Operating Income              807,000     1         594,000       1         129,000     0
Operating Expenses               22,758,000    29      14,549,000      29      13,348,000    35
Income from Operations            7,169,000     9       4,735,000       9       1,883,000     5

DIVA ACQUISITION CORP.
----------------------
Net Sales                       $ 7,970,000   100%   $  5,846,000     100%    $ 6,447,000   100%
Cost of  Sales                    5,296,000    66       4,421,000      76       4,086,000    63
Operating Expenses                1,547,000    19       1,489,000      25       2,207,000    34
Income (Loss) from Operations     1,127,000    14         (64,000)     (1)        154,000     2

L.E.I. FOOTWEAR:
----------------
Net Sales                       $27,546,000   100%   $  3,483,000     100%            ---    --
Cost of sales                    17,856,000    65       2,200,000      63             ---    --
Operating Expenses                5,856,000    21         828,000      24             ---    --
Income from Operations            3,834,000    14         455,000      13             ---    --


STEVEN MADDEN RETAIL INC.:
--------------------------
Net Sales                       $48,630,000   100%   $ 26,563,000     100%    $13,249,000   100%
Cost of Sales                    21,614,000    44      12,071,000      45       6,143,000    46
Operating Expenses               21,106,000    43      11,751,000      44       5,501,000    42
Income from Operations            5,910,000    12       2,741,000      10       1,605,000    12

ADESSO MADDEN INC.:
-------------------
(FIRST COST)

Net Sales                               ---   ---             ---     ---     $ 1,128,000   ---
Cost of Sales                           ---   ---             ---     ---       1,130,000   ---
Commission Revenue                      ---   ---             ---     ---       2,192,000   ---
Total Operating Revenue         $ 2,560,000   100%      2,679,000     100%      2,190,000   100%
Operating Expenses                1,679,000    66       1,332,000      50       1,206,000    55
Income from Operations              881,000    34       1,347,000      50         984,000    45

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 VS. YEAR ENDED DECEMBER 31, 1998

CONSOLIDATED:

Sales for the year ended December 31, 1999 were $163,036,000 or 90% higher than the $85,783,000 recorded in the comparable period of 1998. The increase in sales is due to several factors, including (i) the addition of new wholesale accounts,
(ii) an increase in reorders from existing customers, (iii) an 86% increase in Electronic Data Interchange (EDI) size replenishment program, (iv) an 83% increase in retail sales due to the opening of additional Steve Madden retail stores during 1999 and increases in same store sales, (v) a full year of sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale") which was launched in the third quarter of 1998, (vi) an increase in the number of Steve Madden concepts shops located in major department stores, (vii) an expansion in the number of products offered by the Company, (viii) an increase in the number of retail locations offering the Company's products and (ix) increased public awareness in the Company's brands. As a result, management feels that "Steve Madden" and "l.e.i. footwear" as a brand name has increased in popularity nationwide. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales. Gross profit as a percentage of sales in 1999 remains the same as 1998.

Selling, general and administrative (SG&A) expenses increased to $52,946,000 in 1999 from $29,949,000 in 1998. The increase in SG&A is due primarily to a 60% increase in payroll, officers' bonuses and payroll related expenses from $11,948,000 in 1998 to $19,147,000 in 1999. Also, the Company focused its efforts on advertising and marketing by increasing those expenses by 101% from $2,515,000 in 1998 to $5,046,000 in 1999. Additionally, selling, designing and licensing costs increased by 149% from $3,488,000 in 1998 to $8,702,000 in 1999. This is due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. The increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, legal, computer, printing/supplies and depreciation expenses by 88% from $6,920,000 in 1998 to $13,031,000 in 1999. In addition, in August 1999, the Company paid $600,000 to a former principal of the underwriter of the Company's initial public offering. Such payment was made in settlement of a dispute regarding an option issued in connection with the Company's initial public offering in December 1993.

Income from operations for 1999 was $18,921,000, which represents an increase of $9,707,000 or 105% over the income from operations of $9,214,000 in 1998. Net income increased by 111% to $11,466,000 in 1999 from $5,447,000 in 1998.

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale"), accounted for $78,890,000 or 48% and $49,891,000 or 58% of total sales in 1999 and 1998, respectively. The increase in sales is due to the addition of new "Madden Wholesale" accounts, an increase in reorders from existing customers and an 86% increase in Electronic Data Interchange (EDI) size replenishment program. Gross profit as a percentage of sales remains the same. Operating expenses increased to $22,758,000 in 1999 from $14,549,000 in 1998. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding EDI size replenishment inventory. Additionally, selling, designing and licensing costs increased due to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. Madden Wholesale income from operations was $7,169,000 in 1999 compared to income from operations of $4,735,000 in 1998.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $7,970,000 or 5%, and $5,846,000 or 7%, of total sales in 1999 and 1998, respectively. The increase in sales due to the addition of new "Diva wholesale" accounts and an increase in reorders from existing customers. Gross profit as a percentage of sales increased from 24% in 1998 to 34% in 1999 due to a change in the product mix, balanced sourcing and improved inventory management. Operating expenses increased to $1,547,000 in 1999 from $1,489,000 in 1998 due to increases in occupancy, computer, payroll and payroll related expenses. Income from operations from Diva was $1,127,000 in 1999 compared to a loss from operations of $64,000 in 1998.

Sales from the l.e.i. Wholesale ("l.e.i. Wholesale") accounted for $27,546,000 or 17%, and $3,483,000 or 4%, of total sales in 1999 and 1998, respectively. The increase in sales due to the addition of new "l.e.i. Wholesale" accounts and an increase in reorders from existing customers. l.e.i footwear now sells in over 2400 doors in the United States, primarily in department stores, including Macy's - east, Burdines, Rich's, Hecht's, Filene's, Foley's, Dayton Hudson, Belk and JC Penney's, and to a lesser extent in specialty store chains, such as Wet Seal and Journey's. Gross profit as a percentage of sales decreased from 37% in 1998 to 35% in 1999, primarily as a result of a higher markdowns experienced in the first quarter of 1999. Operating expenses increased to $5,856,000 in 1999 from $828,000 in 1998. Increases in sales and operating expenses are attributable to a full year of operations ("l.e.i Wholesale" - was launched in the third quarter of 1998). Income from operations from l.e.i. Wholesale was $3,834,000 in 1999 compared to income from operations of $455,000 in 1998.

RETAIL DIVISION:

Sales from the Retail Division accounted for $48,630,000 or 30 % and $26,563,000 or 31% of total revenues in 1999 and 1998, respectively. The increase in Retail Division sales is primarily due to the Company's opening of thirteen additional Steve Madden retail stores and three additional outlet stores in 1999. Same store sales for the year ended December 31, 1999 increased by 26% over the same period of 1998. This increase in same store sales was driven by the strengthening of the boot classification, the addition of the slipper classification (known as the "Fuzzy"), the timely conversion of our warm weather stores, EDI basic replenishment and the addition of our West Coast warehouse facility. Also, increases in same store sales were driven by strengthening of the Company's buying and store support staff, a newly revised compensation package and a stronger marketing effort that included Mall posters, radio promotion and in-store events. Also, during the first quarter of 1999, the Company completed it's internet fulfillment center and expanded the number of workstations at the Long Island City offices dedicated to Internet sales. Revenues from the internet store increased by 700% to $1,200,000 in 1999 from $150,000 in 1998. As the Company offers additional styles through its web site at WWW.STEVENMADDEN.COM, business continues to grow. The Company signed an agreement with America Online, to sell footwear and apparel through AOL's new shopping destination, Shop @ AOL. The site for apparel went live in mid August and the site for footwear went live at the end of September. Since going live, the Company's web site has experienced a 153% growth in hits and a 14% growth in unique users. The increase in Gross profit as a percentage of sales from 55% in 1998 to 56% in 1999 was due to the high margin classification such as boots and slippers and strong upfront marketing plans. Selling, general and administrative expenses for the Retail Division increased to $21,106,000 in 1999 from $11,751,000 in 1998. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening thirteen additional stores and three outlet stores during 1999. Income from operations from the retail division was $5,910,000 in 1999 compared to income from operations of $2,741,000 in 1998.

ADESSO-MADDEN DIVISION:

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $2,560,000 for the year ended December 31, 1999 which represents a decrease from the commission revenues of $2,679,000 in 1998. This decrease was primarily due to the closing of certain key accounts and a shift to purchasing the l.e.i. brand from their private label brand by accounts such as JC Penny, Sears and Mervyns. However, in the fourth quarter private label division revenue increased by 31% to $702,000 in 1999 compared to $535,000 in 1998. The increase in sales in the fourth quarter due to the addition of new accounts and an increase in reorders from existing customers. Also, Adesso-Madden, continues to expand its business by introducing additional styles in Jordache footwear, a trademark licensed by the Company, in Kmart and Target. The first shipments of Jordache footwear were delivered in July 1999. Operating expenses increased to $1,679,000 in 1999 from $1,332,000 in 1998 due to increases in occupancy, payroll and payroll related expenses. Income from operations from Adesso-Madden was $881,000 in 1999 compared to income from operations of $1,347,000 in 1998.

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

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale"), accounted for $49,891,000 or 58% and $38,487,000 or 65% of total sales in 1998 and 1997, respectively. Cost of sales as a percentage of sales increased from 61% in 1997 to 63% in 1998 due the changing product mix in Madden Wholesale in 1998 compared to 1997. In 1997, sneakers, which were shipped at a higher margin, are not an important classification in 1998. Gross profit as a percentage of sales decreased from 39% in 1997 to 37% in 1998 due to the same reason mentioned above. Operating expenses increased by 9%, from $13,348,000 in 1997 to $14,549,000 in 1998. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding EDI size replenishment inventory. Madden Wholesale income from operations for the Year ended December 31, 1998 was $4,735,000 compared to income from operations of $1,883,000 for the Year ended December 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $48,076,000 at December 31, 1999 which represents an increase of $14,449,000 in working capital from December 31,1998. The increase in working capital is primarily due to an increase in profitability and proceeds received from exercise of stock options.

The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company's Wholesale Division sells approximately sixty percent (60%) of its products to department stores, including Federated Department Stores (Bloomingdales, Bon Marche, Burdines, Macy's and Rich's), May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank, Lord & Taylor and Robinsons May), Dillard's, Dayton-Hudson and Nordstorm approximately forty percent (40%) to specialty stores, including Journey's, Wet Seal and The Buckle and catalog retailers, including Victoria's Secret and Fingerhut. Federated Department Stores and May Department Stores presently account for approximately twenty one percent (21%) and fifteen percent (15%) of the Company's Wholesale Division sales, respectively.

OPERATING ACTIVITIES

During the year ended December 31, 1999, cash provided by operating activities was $22,908,000. Uses of cash arose principally from an increase in factored accounts receivable of $3,062,000 and an increase in inventory of $2,187,000. Cash was provided principally by an increase in accounts payable and accrued expenses of $6,120,000, an increase in income tax payable of $4,957,000 and net income of $11,466,000.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2010. Future obligations under these lease agreements total approximately $36,107,000.

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

The Company continues to increase its supply of products from foreign manufacturers, the majority of which are located in Brazil, China and Mexico. Although the Company has not entered into long-term manufacturing contracts with any of these foreign companies, the Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products if current suppliers need to be replaced. In addition, because the Company deals with U.S. currency for all transactions and intends to continue to do so, the Company believes there should be no foreign exchange considerations.

INVESTING ACTIVITIES

During the year ended December 31, 1999, the Company used cash of $4,752,000 to make leasehold improvements on new retail stores, warehouse space and office space and to acquire computer equipment.

FINANCING ACTIVITIES

During the year ended December 31, 1999, the Company received $5,264,000 from the exercise of stock options.

LICENSE AGREEMENTS

As of January 1, 1999, an affiliate of Jordache became the Company's new jeanswear and sportswear licensee and the first shipments of Steve Madden sportswear and jeanswear collections were delivered in June 1999. As of December 31, 1999, the Company had eight license partners covering ten product categories. The Company is exploring additional licensing opportunities.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

         The names and ages of the directors and executive officers of the Company are set forth below:

NAME                   AGE           POSITION(S) WITH THE COMPANY

Steven Madden          42            Chairman of the Board
                                     and Chief Executive Officer

Rhonda Brown           44            President, Chief Operating Officer
                                     and Director

Arvind Dharia          50            Chief Financial Officer, Director
                                     and Secretary

John Basile            48            Executive Vice President and Director

Gerald Mongeluzo       59            President of Adesso-Madden, Inc.

Mark Jankowski         39            President of Steven Madden Retail, Inc.

Robert Schmertz        36            President of Shoe Biz, Inc.

Joseph Masella         51            President of l.e.i. Wholesale Division
                                     and Stevies, Inc.

Les Wagner             59            Vice President - Real Estate
                                     of Steven Madden Retail, Inc.
                                     and Director

Charles Koppelman      59            Director

John L. Madden         52            Director

Peter Migliorini       51            Director




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

         RHONDA J. BROWN has been the President of the Company since February 2000, Chief Operating Officer of the Company since July 1996 and a director of the Company since November 1996. Prior to joining the Company, Ms. Brown served as President and Chief Executive Officer of Icing, Inc. from May 1995 to December 1995. Previously, from August 1992 to December 1994, Ms. Brown served as Merchandise President of Macy's East, a division of R.H. Macy & Co., Inc. From July 1988 to July 1992. Ms. Brown served as Senior Vice-President and General Merchandise Manager to Lord & Taylor, a division of the May Company. Ms. Brown attended the American University, receiving a BS in Marketing and Public Communications in 1976.

         ARVIND DHARIA has been the Chief Financial Officer of the Company since October 1992 and a Director since December 1993. From December 1988 to September 1992, Mr. Dharia was Assistant Controller of Millennium III Real Estate Corp.

         JOHN BASILE has been the Director of Operations of the Company since June 1994 and the Company's Executive Vice President since January 1998. Mr. Basile has been a director of the Company since November 1996. From 1990 to 1994, Mr. Basile was Executive Vice President of Cougar U.S.A. responsible for the United States Division of Susan Shoes of Canada. Previously, Mr. Basile was a Sales Manager at Bellini Imports from 1980 to 1990.

         GERALD MONGELUZO has been President of Adesso-Madden, Inc., a wholly owned subsidiary of the Company, since September 1995. Previously, Mr. Mongeluzo was the founder and President of Adesso Shoes, Inc., a buying agent of private label shoes. From 1987 through 1991, Mr. Mongeluzo was the President of the Prima Barabaro Division of Cells Enterprise, Inc. Mr. Mongeluzo founded Prima Shoes, Inc., a buying agent of private label shoes, and served as President from 1974 to 1987.

         MARK JANKOWSKI has been the President of Steve Madden Retail, Inc. since February 1999. Previously, Mr. Jankowski was the Company's Vice President of Product Development from 1995 to 1999. From 1980 to 1995, Mr. Jankowski held several posts at Edison Brothers including Head of Buying.

         ROBERT SCHMERTZ has been the President of Shoe Biz, Inc., a subsidiary of Steve Madden Retail Inc. since May 1998. Before joining the Company, Mr. Schmertz was President of Daniel Scott Inc. from November 1995 to May 1998. Previously, Mr. Schmertz was the East Coast Sales Manager for Impo International from January 1993 through November 1995. From April 1990 to December 1992, Mr. Schmertz served as a sales representative for Espirit de Corp. based in San Fransciso, California. In June 1987, Mr. Schmertz entered the R.H. Macy & Co. Inc. Executive Training Program and became an Associate Buyer for Women's Junior Footwear in May 1989.

         JOE MASELLA has been President of l.e.i. Division since July 1998 and Vice President-Sales of Adesso-Madden since October 1995. In February 2000, Mr. Masella was also named as the President of Stevies, Inc. From 1992 to 1995, Mr. Masella served as General Manager-Far East Division of US Shoe Co. From 1983 to 1992, Mr. Masella was the President of T.A. Associates, a buying agent of branded and private label footwear, which was acquired by US Shoe in 1995.

         LES WAGNER has been Vice President-Real Estate for Steven Madden Retail, Inc. since April 1999 and a director of the Company since October 1996. From 1993 to 1996, Mr. Wagner served as the President of Baker/Leeds Shoe Store, a Division of Edison Brothers Stores, Inc. Mr. Wagner has served in a number of other capacities for Baker/Leeds from 1963 to 1993 which included, General Merchandise Manager from 1989 to 1993; Vice President Real Estate Northeast Area from 1988 to 1989; and President, Gussini Discount Shoe Division from 1987 to 1988. Mr. Wagner attended Harvard University, completing the Advanced Management Program (AMP 100).

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

         JOHN L. MADDEN has been a Director of the Company since the Company's inception. Since April 1998, Mr. Madden has owned and run a Branch office of Tradeway Securities Group, Inc. in Florida. From May 1996 through December 1996, Mr. Madden formed JLM Consultants, Inc. which acted as a Branch office for several broker-dealers. From May 1994 to May 1996, Mr. Madden served as Vice President of Investments for GKN Securities, Inc. From August 1993 to April 1994, Mr. Madden was employed by Biltmore Securities as Managing Director and registered sales representative. From April 1992 until August 1993, Mr. Madden was associated with GKN Securities, Inc. as a Senior Account Executive. Mr. Madden is the brother of Steven Madden, the Company's Chairman of the Board and Chief Executive Officer.

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

         Except as set forth below, to the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

         To the Company's knowledge, Messrs. Jankowski, Schmertz and Masella inadvertently failed to file timely Form 3's as a result of their appointment as officers of the Company, and subsequently, Form 4's with respect to changes in their beneficial ownership.

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

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(A)(1)   FINANCIAL STATEMENTS

         The following consolidated financial statements of Steven Madden, Ltd. and subsidiaries are included in Item 8:

         Consolidated Balance Sheets--December 31, 1999 and 1998
         Consolidated Statements of Operations--Years ended December 31, 1999 1998 and 1997.
         Consolidated Statements of Changes in Stockholder's Equity--Years ended December 31, 1999, 1998 and 1997.

         Notes to Financial Statements.

(a)(2)   FINANCIAL STATEMENT SCHEDULES

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore, have been omitted.

(b)      REPORTS ON FORM 8-K

(1)      None.

(c)      EXHIBITS.

Exhibits

3.01*    Certificate of Incorporation of the Company.

3.02*    By-Laws of the Company.

4.01*    Specimen Certificate for shares of Common Stock.

10.01* Amended Employment Agreement between the Company and Steven Madden, as amended.

10.02*   Employment Agreement of John Basile.

10.04*   Employment Agreement of Rhonda Brown.

21.01    Subsidiaries of Registrant.

23.01    Consent of Richard A. Eisner & Company, LLP.

* Previously filed with the Securities and Exchange Commission.

STEVEN MADDEN, LTD. AND SUBSIDIARIES


CONTENTS
                                                             PAGE
                                                             ----
CONSOLIDATED FINANCIAL STATEMENTS

  Independent auditors' report                                F-2

  Balance sheets as of December 1999 and 1998                 F-3

  Statements of operations for the years ended
  December 31 1999, 1998 and 1997                             F-4

  Statements of changes in stockholders' equity for
  the years ended December 31, 1999, 1998 and 1997            F-5

  Statements of cash flows for the years ended
  December 31, 1999, 1998 and 1997                            F-6

  Notes to financial statements                               F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Steven Madden, Ltd.
New York, New York


We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries as of December 31, 1999, and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP

New York, New York
February 16, 2000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                               --------------------------
                                                                                  1999           1998
                                                                               -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $37,361,000    $14,642,000
   Investments                                                                     257,000        499,000
   Accounts receivable - net of allowances of $886,000 and $462,000              1,207,000        924,000
   Due from factor - net of allowances of $624,000 and $351,000                 12,146,000      9,357,000
   Inventories                                                                  10,158,000      7,971,000
   Prepaid expenses and other current assets                                       867,000      2,987,000
   Deferred taxes                                                                  800,000        534,000
                                                                               -----------    -----------

        Total current assets                                                    62,796,000     36,914,000

Property and equipment, net                                                     11,114,000      8,991,000
Deferred taxes                                                                   1,612,000        293,000
Deposits and other                                                                 269,000        247,000
Cost in excess of fair value of net assets acquired - net of accumulated
   amortization of $436,000 and $297,000                                         2,344,000      2,483,000
                                                                               -----------    -----------

                                                                               $78,135,000    $48,928,000
                                                                               ===========    ===========

LIABILITIES

Current liabilities:
   Current portion of capital leases                                           $   116,000    $   106,000
   Accounts payable                                                              6,542,000      1,981,000
   Accrued expenses                                                              2,528,000        969,000
   Income tax payable                                                            4,957,000
   Accrued bonuses                                                                 577,000        231,000
                                                                               -----------    -----------

        Total current liabilities                                               14,720,000      3,287,000

Deferred rent                                                                      777,000        385,000
Capital leases, less current portion                                               203,000        296,000
                                                                               -----------    -----------

Commitments, contingencies and other (Note I)                                   15,700,000      3,968,000
                                                                               -----------    -----------
STOCKHOLDERS' EQUITY

Preferred stock - $.0001 par value, 5,000,000 shares authorized; none issued
Common stock - $.0001 par value, 60,000,000 shares authorized, 11,797,793
   and 10,940,643 shares issued and outstanding                                      1,000          1,000
Additional paid-in capital                                                      42,906,000     36,601,000
Retained earnings                                                               22,722,000     11,256,000
Unearned compensation                                                           (1,279,000)    (1,661,000)
Treasury stock at cost - 345,204 and 270,204 shares                             (1,915,000)    (1,237,000)
                                                                               -----------    -----------

                                                                                62,435,000     44,960,000
                                                                               -----------    -----------

                                                                               $78,135,000    $48,928,000
                                                                               ===========    ===========

SEE NOTES TO FINANCIAL STATEMENTS
                                      F-3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------
                                                                1999              1998             1997
                                                            ------------       -----------     -----------
Net sales                                                   $163,036,000       $85,783,000     $59,311,000
Cost of sales                                                 94,536,000        49,893,000      34,744,000
                                                            ------------       -----------     -----------

Gross profit                                                  68,500,000        35,890,000      24,567,000
Commission and licensing fee income                            3,367,000         3,273,000       2,321,000
Operating expenses                                           (52,946,000)      (29,949,000)    (22,262,000)
                                                            ------------       -----------     -----------

Income from operations                                        18,921,000         9,214,000       4,626,000

Other income (expenses):
   Interest income                                               909,000           380,000         312,000
   Interest expense                                              (90,000)         (235,000)       (339,000)
                                                            ------------       -----------     -----------

   Income before provision for income taxes                   19,740,000         9,359,000       4,599,000
   Provision for income taxes                                  8,274,000         3,912,000       1,899,000
                                                            ------------       -----------     -----------

NET INCOME                                                  $ 11,466,000         5,447,000     $ 2,700,000
                                                            ============       ===========     ===========

BASIC INCOME PER SHARE                                      $       1.06       $      0.58     $      0.33
                                                            ============       ===========     ===========

DILUTED INCOME PER SHARE                                    $        .92       $      0.50     $      0.30
                                                            ============       ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC
  INCOME PER SHARE
                                                              10,831,250         9,436,798       8,064,604
EFFECT OF POTENTIAL COMMON SHARES FROM EXERCISE OF
  OPTIONS AND WARRANTS                                         1,634,102         1,546,303         848,462
                                                            ------------       -----------     -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED
  INCOME PER SHARE                                            12,465,352        10,983,101       8,913,066
                                                            ============       ===========     ===========

SEE NOTES TO FINANCIAL STATEMENTS


SEE NOTES TO FINANCIAL STATEMENTS                          F-4

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     Common Stock          Additional
                                                               ----------------------       Paid-in          Retained
                                                                 Shares        Amount       Capital         Earnings
                                                               ----------      ------      -----------      -----------
BALANCE - DECEMBER 31, 1996                                     7,833,594      $1,000      $17,769,000      $ 3,109,000
Exercise of stock options                                         487,000                    1,339,000
Common stock issued in connection with purchase
  of subsidiary                                                   108,479                      809,000
Compensation in connection with issuance of stock options                                       39,000
Tax benefit from exercise of options                                                           420,000
Net income                                                                                                    2,700,000
Unearned compensation relating to issuance of                                                1,345,000
stock options
Amortization of unearned compensation                                                          384,000
                                                               ----------      ------      -----------      -----------

BALANCE - DECEMBER 31, 1997                                     8,429,073       1,000       21,721,000        5,809,000
Exercise of stock options, units and warrants net of costs
   of $60,000                                                   2,447,050                   13,345,000
Common stock issued in connection with acquisition                 64,520                      667,000
Compensation in connection with issuance of stock options
   to a consultant                                                                              14,000
Tax benefit from exercise of options                                                           198,000
Net income                                                                                                    5,447,000
Unearned compensation relating to issuance of stock options                                    656,000
Amortization of unearned compensation
Common stock purchased for treasury
                                                               ----------      ------      -----------      -----------

BALANCE - DECEMBER 31, 1998                                    10,940,643       1,000       36,601,000       11,256,000
Exercise of stock options and warrants                            857,150                    5,264,000
Tax benefit from exercise of options                                                           275,000
Compensation in connection with issuance of stock options
   to a director                                                                               766,000
Net income                                                                                                   11,466,000
Amortization of unearned compensation
Common stock purchased for treasury
                                                               ----------      ------      -----------      -----------

Balance - December 31, 1999                                    11,797,793      $1,000      $42,906,000      $22,722,000
                                                               ==========      ======      ===========      ===========


                                                                                          Treasury Stock            Total
                                                                  Unearned             ---------------------     Stockholders
                                                               Compensation            Shares       Amount          Equity
                                                               ------------            -------   -----------     -----------
BALANCE - DECEMBER 31, 1996                                     $  (320,000)           101,800   $  (457,000)    $20,102,000
Exercise of stock options                                                                                          1,339,000
Common stock issued in connection with purchase                                                                      809,000
  of subsidiary
Compensation in connection with issuance of stock options                                                             39,000
Tax benefit from exercise of options                                                                                 420,000
Net income                                                                                                         2,700,000
Unearned compensation relating to issuance of                    (1,345,000)                                               0
  stock options                                                     384,000                                          384,000
Amortization of unearned compensation                           -----------            -------   -----------     -----------


BALANCE - DECEMBER 31, 1997                                      (1,281,000)           101,800      (457,000)     25,793,000
Exercise of stock options, units and warrants net of costs
   of $60,000                                                                                                     13,345,000
Common stock issued in connection with acquisition                                                                   667,000
Compensation in connection with issuance of stock options
   to a consultant                                                                                                    14,000
Tax benefit from exercise of options                                                                                 198,000
Net income                                                                                                         5,447,000
Unearned compensation relating to issuance of stock options        (656,000)
Amortization of unearned compensation                               276,000                                          276,000
Common stock purchased for treasury                                                   168,404      (780,000)        (780,000)

BALANCE - DECEMBER 31, 1998                                      (1,661,000)          270,204    (1,237,000)      44,960,000
Exercise of stock options and warrants                                                                             5,264,000
Tax benefit from exercise of options                                                                                 275,000
Compensation in connection with issuance of stock options
   to a director                                                                                                     766,000
Net income                                                                                                        11,466,000
Amortization of unearned compensation                               382,000                                          382,000
Common stock purchased for treasury                                                    75,000      (678,000)        (678,000)
                                                               ------------           -------   -----------     ------------

Balance - December 31, 1999                                    $ (1,279,000)          345,204   $(1,915,000)    $ 62,435,000
                                                               ============           =======   ===========     ============

SEE NOTES TO FINANCIAL STATEMENTS

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------------
                                                                                  1999             1998            1997
                                                                               ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                                    11,466,000    $  5,447,000    $  2,700,000
   Adjustments to reconcile net income to net cash provided by operating activities:
        Compensatory stock options                                                  766,000          14,000          39,000
        Depreciation and amortization                                             2,950,000       1,357,000         774,000
        Deferred taxes                                                           (1,585,000)       (426,000)         50,000
        Deferred compensation                                                       382,000         276,000         384,000
        Tax benefit from exercise of options                                        275,000         198,000         420,000
        Provision for doubtful accounts and chargebacks                             757,000         228,000         664,000
        Deferred rent expense                                                       392,000         385,000
        Changes, net of acquisitions, in:
           Accounts receivable                                                     (767,000)         (9,000)     (1,269,000)
           Due from factor                                                       (3,062,000)     (4,552,000)         41,000
           Inventories                                                           (2,187,000)     (2,716,000)     (2,324,000)
           Prepaid expenses and other assets                                      2,098,000         717,000        (680,000)
           Accounts payable and accrued expenses                                  6,120,000         386,000       1,447,000
           Accrued bonuses                                                          346,000        (362,000)        160,000
           Income tax payable                                                     4,957,000         111,000          (1,000)
                                                                               ------------    ------------    ------------
             Net cash provided by operating activities                           22,908,000       1,054,000       2,405,000
                                                                               ------------    ------------    ------------

Cash flows from investing activities:

   Purchase of property and equipment                                            (4,752,000)     (4,017,000)     (3,686,000)
   Acquisition of lease rights                                                     (150,000)       (242,000)       (235,000)
   Purchases of investment securities                                              (257,000)       (499,000)     (1,991,000)
   Maturity of investment securities                                                499,000       1,991,000
   Payments in connection with acquisition of business                                              (35,000)
                                                                               ------------    ------------    ------------

             Net cash used in investing activities                               (4,660,000)     (2,802,000)     (5,912,000)
                                                                               ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from options, units and warrants exercised - net                      5,264,000      13,345,000       1,339,000
   Purchase of treasury stock                                                      (678,000)       (780,000)
   Payments of lease obligations                                                   (115,000)        (62,000)        (96,000)
                                                                               ------------    ------------    ------------
             Net cash provided by financing activities                            4,471,000      12,503,000       1,243,000
                                                                               ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                             22,719,000      10,755,000      (2,264,000)
Cash and cash equivalents - beginning of year                                    14,642,000       3,887,000       6,151,000
                                                                               ------------    ------------    ------------

Cash and cash equivalents - end of year                                        $ 37,361,000    $ 14,642,000    $  3,887,000

Supplemental disclosures of noncash investing and financing activities:

      Acquisition of leased assets                                             $     32,000    $    358,000
      Common stock issued in payment of acquisition note and
        additional acquisition cost                                                                            $    809,000
      Common stock issued in connection with acquisition                                       $    667,000

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest                                                                 $     90,000    $    235,000    $    339,000
      Income taxes                                                             $  3,886,000    $  3,902,000    $  1,351,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    ORGANIZATION:

       Steven Madden, Ltd. was incorporated on July 9, 1990, in the state of New York and reincorporated in the state of Delaware on November 10, 1998. The Company is engaged primarily in the business of designing, wholesaling and retailing women's shoes. Revenues are generated predominately through the sale of the Company's brand name merchandise and certain licensed product. See Note J for operating segment information.

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

[4]    CASH AND CASH EQUIVALENTS:

       Cash equivalents at December 31, 1999 and 1998, amounted to approximately $33,557,000 and $9,592,000, respectively, and consist of money market funds, certificates of deposit and commercial paper. The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

[5]    INVESTMENTS:

       Investments held at December 31, 1999 consist of marketable equity securities which are stated at quoted market price. Investments at December 31, 1998, consist primarily of government securities and corporate commercial paper with maturities of less than one year and are stated at amortized cost which approximates market value.

[6]   INVENTORIES:

       Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market.

[7]    PROPERTY AND EQUIPMENT:

       Property and equipment are stated at cost. Depreciation is computed utilizing the straight-line method based on estimated useful lives ranging from two to ten years. Leasehold improvements are amortized utilizing the straight-line method over the shorter of their estimated useful lives or the lease term. Depreciation and amortization include amounts relating to property and equipment under capital leases.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[7]    PROPERTY AND EQUIPMENT:  (CONTINUED)

       Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the assets to their carrying amount.

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

[10]   ADVERTISING COSTS:

       The Company expenses costs of print, radio and billboard advertisements as of the first date the advertisements take place. Advertising expense included in operating expenses amounted to $5,046,000 in 1999, $2,515,000 in 1998 and $1,698,000 in 1997. Prepaid advertising, which is included in prepaid expenses and other current assets in the accompanying financial statements, amounted to $896,000 at December 31, 1998 and includes barter credits received in exchange for merchandise in a prior year. The Company has utilized these credits in 1999, and there is no prepaid advertising at December 31, 1999.

[11]   FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The carrying value of the Company's financial instruments approximate fair value due to their short-term nature or their underlying terms.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE B - ACQUISITIONS

On May 1, 1998, the Company purchased certain assets from and assumed certain liabilities of Daniel Scott, Inc. which operated one retail outlet store under the name Shoe Biz located in Mineola, N.Y. in exchange for 64,520 shares of common stock. The acquisition was recorded at a total cost of approximately $703,000, including related expenses, of which $635,000 was allocated to cost in excess of fair value of the identifiable net assets acquired. The acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired entity were included in the consolidated statements of operations from the date of acquisition. The pro forma results for 1998 and 1997, assuming this acquisition had been made at the beginning of 1997, would not be materially different from reported results.

NOTE C - PROPERTY AND EQUIPMENT

The major classes of assets and accumulated depreciation and amortization are as follows:

                                                             December 31,
                                                   -------------------------------
                                                         1999             1998
                                                   ---------------   -------------
   Leasehold improvements                          $    11,427,000   $   8,196,000
   Machinery and equipment                                 628,000         474,000
   Furniture and fixtures                                1,399,000         710,000
   Computer equipment                                    2,461,000       1,636,000
   Equipment under capital lease                           249,000         217,000
                                                   ---------------   -------------
                                                        16,164,000      11,233,000
   Less accumulated depreciation and amortization       (5,050,000)     (2,242,000)
                                                   ---------------   -------------
   Property and equipment - net                    $    11,114,000   $   8,991,000
                                                   ===============   =============

NOTE D - DUE FROM FACTOR

Under the terms of a factoring agreement, the Company may request advances from the factor up to 80 percent of aggregate receivables purchased by the factor at an interest rate of prime minus 1%. The Company also pays a fee equal to .70% of the gross invoice amount of each receivable purchased. In addition, the factor charges an annual unused line fee of .25% of the average daily unused portion of the maximum credit line which is $15,000,000. The Company sells and assigns a substantial portion of its receivables, principally without recourse, to the factor. The factor assumes the credit risk of all assigned accounts approved by it, but maintains liens on all trade receivables (whether or not assigned) and the goods represented thereby. These transfers are recognized as sales of receivables.

NOTE E - STOCK OPTIONS

The Company established various stock option plans under which options to purchase shares of common stock may be granted to employees, directors, officers, agents, consultants and independent contractors. The plans provide that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


beyond ten years from that date. No incentive stock option can be granted for more than five years to a stockholder owning 10% or more of the Company's outstanding common stock. Options granted under the plans during the three years ended December 31, 1999 vest on date of grant or up to three years from such date.

NOTE E - STOCK OPTIONS  (CONTINUED)

In June 1999, the Company adopted the 1999 Stock Plan under which the maximum number of shares to which awards may be granted is initially 400,000 shares. Terms of the 1999 Stock Plan are not materially different from the various existing stock option plans.

Through December 31, 1999, options had been granted for the maximum number of shares for which options were available under the plans and as of such date no shares were available for the granting of future options under the plans.

In addition to options granted under the stock options plans, in March 1995, the Company issued options to purchase 1,000,000 shares of its common stock to a company wholly owned by the Company's Chief Executive Officer and a stockholder. The options were subsequently transferred to the President. The options which are fully exercisable, have an exercise price of $1.75 and an exercise period of 10 years. Unearned compensation was recorded in the amount of $575,000, which represented the difference between the exercise price and the fair value of the stock on the date of grant, and is classified as a component of stockholders' equity. The unamortized portion was charged to operations in 1997 in connection with the President's amended employment agreement.

In connection with the amended employment agreement, in 1997, the Company issued the President options to purchase 500,000 shares of its common stock. The options, which vested in August 1998, have an exercise price of $3.31 and an exercise period of 10 years. Unearned compensation was recorded in the amount of $1,345,000 which represents the difference between the exercise price and the fair value of the stock on the date of grant, and is classified as a component of stockholders' equity. The unearned compensation is being amortized over the ten-year term of the amended agreement.

Activity relating to stock options during the three years ended December 31, 1999, including the options described in Note I[1], follows:

                                    1999                    1998                     1997
                            --------------------    --------------------    ---------------------
                             Number      Average     Number     Average      Number       Average
                               of       Exercise      of        Exercise       of        Exercise
                             Shares       Price      Shares       Price      Shares        Price
                            ---------   --------    ---------   --------    ---------    --------
Outstanding at January 1    2,968,000    $  5.16    2,300,000    $  4.54    1,718,000     $  3.93
Granted                       617,000       9.57    1,070,000       7.07    1,153,000        4.70
Exercised                    (857,000)      6.14     (222,000)      5.55     (487,000)       2.75
Cancelled                      (8,000)      6.14     (180,000)      7.44      (84,000)       4.67
                            ---------               ---------               ---------
Outstanding at December 31  2,720,000       5.85    2,968,000       5.16    2,300,000        4.54
                            =========               =========               =========
Exercisable                 2,515,000       5.48    2,530,000       4.79    1,297,000        4.53
                            =========               =========               =========

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE E - STOCK OPTIONS  (CONTINUED)

The following table summarizes information about stock options at December 31, 1999:

                                         Options Outstanding            Options Exercisable
                            ----------------------------------------   ----------------------
                                             Weighted
                                              Average
                                              Remaining     Weighted                 Weighted
                                            Contractual      Average                 Average
                               Number           Life        Exercise     Number      Exercise
 Range of Exercise Price    Outstanding      (in Years)       Price    Exercisable     Price
 -----------------------    -----------     -----------     --------   -----------   --------
    $1.50 to $3.50             960,000          6.3          $  2.48     960,000      $ 2.48
    $5.50 to $6.00             685,000          7.8             5.73     685,000        5.73
    $6.50 to $7.97             648,000          8.4             7.49     648,000        7.49
    $9.13 to $10.83            210,000          9.0            10.26     210,000       10.26
    $11.81 to $12.00           217,000          9.7            11.97      12,000       12.00
                             ---------                                 ---------
                                                                5.85                    5.48
                             2,720,000                                 2,515,000
                             =========                                 =========

As set forth in Note A[12], the Company applies APB No. 25 in accounting for its stock option incentive plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation" and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Substantially all options granted in 1999, 1998 and 1997 vested on date of grant, and accordingly, the estimated fair value of such options were charged to expense in the year of grant for pro forma disclosures. The Company's pro forma information follows:

                                       1999            1998           1997
                                   ------------    ------------    ------------
       Net income:
          As reported              $ 11,466,000    $  5,447,000    $  2,700,000
          Pro forma                   7,380,000    $  2,619,000    $    504,000
       Basic income per share:
          As reported              $       1.06    $        .58    $        .33
          Pro forma                $        .68    $        .28    $        .06
       Diluted income per share:
          As reported              $        .92    $        .50    $        .30
          Pro forma                $        .52    $        .24    $        .06

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE E - STOCK OPTIONS  (CONTINUED)

The weighted average fair value of options granted in 1999, 1998 and 1997 was approximately $6.62, $4.57 and $3.25, respectively, using the Black-Scholes option-pricing model with the following assumptions:

                                       1999            1998             1997
                                   -----------     -----------      -----------
       Dividend yield                   0               0                 0
       Volatility                      61%             79%               56%
       Risk free interest rate     5.75 - 6.03%    4.22 - 5.57%     5.80 - 6.17%
       Expected life in years           4             3 to 5           3 to 5


NOTE F - WARRANTS

In connection with its initial public offering, the Company granted to the underwriter an option to purchase an aggregate of 150,000 units exercisable for four years commencing December 10, 1995 (one year after the effective date) at an exercise price of $5.80 per unit. Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant. During the year ended December 31, 1998 120,000 units were exercised and the Class A and Class B warrants issued in connection with the units were also exercised. In connection therewith, the Company received proceeds of $1,926,000.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE G - LEASES

[1]    CAPITAL LEASES:

       The Company leases certain equipment under capital leases. Future minimum lease payments consist of the following:

             2000                                                    $   152,000
             2001                                                        145,000
             2002                                                         52,000
             2003                                                         14,000
                                                                     -----------
             Total minimum lease payments                                363,000
             Less amounts representing interest                           44,000
                                                                     -----------
             Present value of minimum lease payments                     319,000
             Less current maturities                                     116,000
                                                                     -----------
             Capital lease obligation, less current maturities       $   203,000
                                                                     ===========

[2]    OPERATING LEASES:

       The Company leases office, showroom, warehouse and retail facilities under noncancelable operating leases with terms expiring at various times through 2010. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31, 1999:

           2000                                                      $ 4,803,000
           2001                                                        4,874,000
           2002                                                        4,776,000
           2003                                                        4,441,000
           2004                                                        4,144,000
           Thereafter                                                 13,069,000
                                                                     -----------
                                                                     $36,107,000
                                                                     ===========

       A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes. Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $5,870,000, $3,561,000 and $1,434,000, respectively. Included in such amounts are contingent rents of $122,000, $82,000 and $85,000 in 1999, 1998 and 1997,
       respectively.

       Pursuant to certain leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Accordingly, the Company has recorded deferred rent payable. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases, on a straight-line basis, over the lease term.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

NOTE H - INCOME TAXES

The income tax provision consists of the following:

                                      1999            1998            1997
                                 -------------   -------------    ----------
        Current:
           Federal               $   7,285,000   $   3,211,000    $1,318,000
           State and city            2,574,000       1,127,000       531,000
                                 -------------   -------------    ----------
                                     9,859,000       4,338,000     1,849,000
                                 -------------   -------------    ----------
        Deferred:
           Federal                  (1,167,000)       (346,000)      (16,000)
           State and city             (418,000)        (80,000)       66,000
                                 -------------   -------------    ----------
                                    (1,585,000)       (426,000)       50,000
                                 -------------   -------------    ----------
                                 $   8,274,000   $   3,912,000    $1,899,000
                                 =============   =============    ==========

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

                                                                     DECEMBER 31,
                                                                ---------------------
                                                                 1999    1998    1997
                                                                -----   -----   -----
        Income taxes at federal statutory rate                   34.0%   34.0%   34.0%
        State income taxes - net of federal income tax benefit    8.6     7.9     7.7
        Nondeductible items                                        .3      .1     3.7
        Net operating loss carryforward benefit                                   (.4)
        Other                                                    (1.0)    (.1)   (3.8)
                                                                 ----    ----    ----
        Effective rate                                           41.9%   41.9%   41.2%
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

The components of deferred tax assets and liabilities are as follows:

                                                        DECEMBER 31,
                                                ----------------------------
                                                     1999            1998
                                                -------------    -----------
          Deferred tax assets:
             Depreciation                       $     482,000    $    43,000
             Accounts receivable allowances           619,000        333,000
             Inventory                                482,000        201,000
             Nondeductible compensation               510,000         94,000
             Deferred rent                            319,000        156,000
                                                -------------    -----------
          Net deferred tax asset                $   2,412,000    $   827,000
                                                =============    ===========
                                         F-14

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER


[1]    EMPLOYMENT AGREEMENTS:

       The Company has an employment agreement with its Chief Executive Officer which was amended in February 2000 to extend the term through December 2009. The employment agreement provides for salary commitments of approximately $4,780,000 over the next ten years. Additionally, the agreement provides for a discretionary bonus in cash, capital stock or other property as the board may determine from time to time. The prior agreement provided for a bonus plan based on graduated rates at specified levels of net revenue.

       During 1998 and 1997, the Company entered into three and four year employment agreements with various executives which provide for aggregate annual salaries of $1,210,000, subject to increases. With respect to certain executives, the agreements provide for bonuses based upon earnings, as defined. In connection with one agreement, the Company granted options to one executive to purchase 250,000 shares of the Company's common stock at $7.50 per share. The market value of the stock at the date of grant was $10.125 per share. The Company recorded approximately $656,000 as unearned compensation relating to such options, of which approximately $254,000 and $148,000 was charged to operations during the years ended December 31, 1999 and 1998, respectively.

[2]    LETTERS OF CREDIT:

       At December 31, 1999 and 1998, the Company had open letters of credit for the purchase of imported inventories of approximately $3,163,000 and $3,565,000, respectively.

[3]    PENDING LITIGATION:

       (a)    Magnum Fashions, Inc.:

              On or about May 25, 1999, Magnum Fashions, Inc. ("Magnum") and WK Maxy Industries, Ltd.. ("WK") commenced an arbitration proceeding against the Company. In the claim filed as part of the arbitration, Magnum alleged that it was fraudulently induced to enter into a license agreement, dated as of February 1, 1997, with the Company pursuant to which Magnum licensed the Company's "Steve Madden" trademark for handbags and related products. WK alleged that it was fraudulently induced into providing a guaranty of Magnum's obligations under the license. Based on this and other allegations, Magnum and WK have sought to be released from their financial obligations to the Company under the license and guaranty, respectively. Magnum is also seeking damages that it has estimated to be in excess of $5,000,000.

              On July 7, 1999, the Company submitted its answer to the claim and filed a counterclaim. In addition to denying the claims asserted by Magnum and WK, the Company asserted a claim against Magnum and WK for the balance of the minimum royalty due under the license. The Company also asserted additional claims against Magnum and WK based on improper sales made during the term of the license and improper liquidation of its inventory following termination of the licenses. Magnum and WK have denied the counterclaims.

              The arbitration is in the preliminary stages. The Company believes that Magnum and WK's claims are without merit and intends to vigorously contest the arbitration.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER

[3]    PENDING LITIGATION:

      (b)     Lee N' Gi:

              On or about October 27, 1999, the Company commenced an action against Lee N' Gi, the exclusive marketing and distribution agent for Magnum, in which it claimed that Lee N' Gi had wrongfully induced Magnum to breach its obligation under the aforementioned license between the Company and Magnum. The Company is seeking damages of $3,000,000.

              On or about December 14, 1999, Lee N' Gi served an answer denying the allegations and counterclaimed that the Company had breached or wrongfully terminated the license to its detriment. Lee N' Gi seeks damages of $2,000,000 on its counterclaim. The Company answered the counterclaim denying the allegations. The action is in the preliminary stages. The Company believes that the Lee N' Gi counterclaim is without merit and intends to vigorously contest this matter.

      (c)     Ooga Associated Corp.:

              In an action commenced on or about March 13, 1998, the Company and Stav Efrat were sued by Ooga Associated Corp. ("Ooga"), a design and construction firm previously engaged by the Company to design and construct certain of the Company's retail shoe stores. On October 22, 1998, the Court orally dismissed Ooga's breach of contract claims and on January 7, 1999, the Court suspended the action based on the failure of Ooga to be present for a mandatory court conference. The action was subject to being revived upon application by Ooga within a one-year period. Ooga did not revive such action within the one year.

[4]    CONCENTRATIONS:

       The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured.

       During the year ended December 31, 1999, the Company purchased approximately 44%, 24% and 19% of their inventory from suppliers in China, Brazil and Mexico, respectively.

       During the year ended December 31, 1998, the Company purchased approximately 41% of their inventory from several suppliers in Brazil and Mexico. Purchases are made in United States dollars.

       Sales to two customers amounted to 15% and 10% of net sales and amounts receivable at year end from these customers represented 22% and 14% of accounts receivable in 1999, respectively.

       Sales to one customer represented approximately 13% and 11% of net sales and amounts receivable at year end from such customer represented 11% and 13% of accounts receivable in 1998 and 1997, respectively. Sales to such customers are included in the wholesale segment (see Note J).

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

[5]    VALUATION AND QUALIFYING ACCOUNTS:

       The following is a summary of the allowance for doubtful accounts related to accounts receivable and allowance for chargebacks related to the amount due from factor for the years ended December 31, 1999, 1998 and 1997:

                                                                  1999           1998           1997
                                                             -------------   -----------    ------------
      Balance at beginning of year                           $     813,000   $   686,000    $    325,000
      Charged to expense                                           757,000       228,000         664,000
      Uncollectible accounts written off, net of recoveries        (60,000)     (101,000)       (303,000)
                                                             -------------   -----------    ------------

      Balance at end of year                                 $   1,510,000   $   813,000    $    686,000
                                                             =============   ===========    ============

NOTE J - OPERATING SEGMENT INFORMATION

The Company's reportable segments are primarily based on methods used to distribute its products. The wholesale and retail segments derive revenues from sales of women's footwear. The wholesale segment, through sales to department and specialty stores, and the retail segment through operation of its own retail stores, derive revenues from sales of branded women's footwear. In addition, commencing in 1997, the wholesale segment began a licensing program that extended the Steve Madden brand to accessories and ready-to-wear apparel. The other segment represents activities of a subsidiary which earns commissions for serving as a buying agent to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of private label shoes.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before interest income and interest

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

expense and before income taxes. Following is information for the Company's reportable segments:

                                                         WHOLESALE            RETAIL           OTHER          CONSOLIDATED
                                                         ------------    ---------------   -------------     --------------
Year ended December 31, 1999:
   Net sales to external customers (a)                   $114,406,000    $    48,630,000                     $  163,036,000
   Commissions and licensing fees                             807,000                      $   2,560,000          3,367,000
   Operating earnings                                      12,130,000          5,910,000         881,000         18,921,000
   Depreciation and amortization                            1,244,000          1,703,000           3,000          2,950,000
   Other significant noncash items:
      Deferred compensation                                   382,000                                               382,000
      Deferred rent                                             8,000            384,000                            392,000
      Provision for doubtful accounts                         733,000                             24,000            757,000
   Segment assets (b)                                      61,713,000         13,500,000       2,922,000         78,135,000
   Capital expenditures                                       974,000          3,810,000                          4,784,000

Year ended December 31, 1998:

   Net sales to external customers (a)                     59,221,000         26,562,000                         85,783,000
   Commissions and licensing fees                             594,000                      $   2,679,000          3,273,000
   Operating earnings                                       5,126,000          2,741,000       1,347,000          9,214,000
   Depreciation and amortization                              516,000            837,000           4,000          1,357,000
   Other significant noncash items:
      Deferred compensation                                   276,000                                               276,000
      Deferred rent                                            47,000            336,000           2,000            385,000
      Provision for doubtful accounts                         228,000                                               228,000
   Segment assets (b)                                      33,731,000         14,663,000         534,000         48,928,000
   Capital expenditures                                       550,000          3,467,000                          4,017,000

Year ended December 31, 1997:

   Net sales to external customers (a)                     44,934,000         13,249,000       1,128,000         59,311,000
   Commissions and licensing fees                             129,000                          2,192,000          2,321,000
   Operating earnings                                       2,037,000          1,605,000         984,000          4,626,000
   Depreciation and amortization                              371,000            401,000           2,000            774,000
   Other significant noncash items:
      Deferred compensation                                   384,000                                               384,000
      Provision for doubtful accounts                         664,000                                               664,000
   Segment assets (b)                                      20,424,000          8,341,000         512,000         29,277,000
   Capital expenditures                                       998,000          3,038,000           8,000          4,044,000

(a) Attributed to the United States, based on the location in which the sale originated.

(b) All long-lived assets, consisting of property and equipment and cost in excess of fair value of net assets acquired, are located in the United States.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

Note K - Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998 (000's omitted):

                                                       March 31       June 30        September 30       December 31
                                                       --------       -------        ------------       -----------
1999:
   Revenues                                          $   26,731     $  38,056         $  48,963         $   49,286
   Cost of sales                                         15,789        21,888            28,962             27,897
   Commissions and licensing fees                           691           802               896                978
   Net income                                             1,411         2,364             3,448              4,243
   Net income per share:
      Basic                                                0.13          0.22              0.32               0.38
      Diluted                                              0.12          0.19              0.27               0.33

1998:
   Revenues                                          $   16,511     $  18,733         $  23,991         $   26,548
   Cost of sales                                          9,485        11,200            13,908             15,300
   Commissions and licensing fees                           764           779               992                738
   Net income                                               773           881             1,880              1,913
   Net income per share:
      Basic                                                0.09          0.10              0.19               0.18
      Diluted                                              0.08          0.08              0.17               0.17

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
        March 27, 2000

                                         STEVEN MADDEN, LTD.

                                         By: /s/ STEVEN MADDEN
                                            ------------------------------------
                                            Steven Madden
                                            Chairman of the Board
                                            and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                         Title                               Date
---------                         -----                               ----

/s/ STEVEN MADDEN          Chairman of the Board                 March 27, 2000
-------------------------  and Chief Executive Officer
Steven Madden


/s/ RHONDA BROWN           President, Chief Operating Officer    March 27, 2000
-------------------------  and Director
Rhonda Brown


/s/ JOHN BASILE            Executive Vice President              March 27, 2000
-------------------------  and Director
John Basile


/s/ ARVIND DHARIA          Chief Financial Officer               March 27, 2000
-------------------------  and Director
Arvind Dharia


/s/ CHARLES KOPPELMAN      Director                              March 27, 2000
-------------------------
Charles Koppelman


/s/ JOHN L. MADDEN         Director                              March 27, 2000
-------------------------
John L. Madden


/s/ PETER MIGLIORINI       Director                              March 27, 2000
--------------------------
Peter Migliorini


/s/ LES WAGNER             Vice President - Real Estate          March 27, 2000
-------------------------- of Steven Madden Retail, Inc.
Les Wagner                 and Director