Form 10-Q
period 2000-03-31
MADDEN STEVEN LTD
filed 2000-05-12
CIK 913241

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                  March 31, 2000
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from  __________________    to   _____________________

For Quarter Ended  March 31, 2000       Commission File Number     0-23702
                  ----------------                              ----------

                               STEVEN MADDEN, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                      13-3588231
      -------------------------------      ------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

52-16 Barnett Avenue, Long Island City, New York              11104
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (718) 446-1800
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  [X]     No  [ ]

    Class                                 Outstanding as of May 8, 2000
Common Stock                                       11,909,309

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                 MARCH 31, 2000

                                TABLE OF CONTENTS

PART I-  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         Consolidated Balance Sheets........................................   3

         Consolidated Statements of Operations..............................   4

         Consolidated Statement of Cash Flows...............................   5

         Notes to condensed consolidated financial statements...............   6


ITEM 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations.................   8

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................................  15

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                                           MARCH 31, DECEMBER 31,
                                                                             2000        1999
                                                                           --------- ------------
                                                                         (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                               $ 30,065    $ 37,361
   Investments                                                                    0         257
   Accounts receivable - net of allowances of $896 and $886                   1,742       1,207
   Due from factor - net of allowances of $788 and $624                      20,423      12,146
   Inventories                                                                7,786      10,158
   Prepaid expenses and other current assets                                    558         867
   Deferred taxes                                                               800         800
                                                                           --------    --------

        Total current assets                                                 61,374      62,796

Property and equipment, net                                                  13,380      11,114
Deferred taxes                                                                1,612       1,612
Deposits and other                                                              249         269
Cost in excess of fair value of net assets acquired - net of accumulated
   amortization of $471 and $436                                              2,309       2,344
                                                                           --------    --------

                                                                           $ 78,924    $ 78,135
                                                                           ========    ========

LIABILITIES
Current liabilities:
   Current portion of lease payable                                        $    122    $    116
   Accounts payable                                                           7,141       6,542
   Accrued expenses                                                           3,325       2,528
   Income tax payable                                                         1,064       4,957
   Accrued bonuses                                                              274         577
                                                                           --------    --------

        Total current liabilities                                            11,926      14,720

Deferred rent                                                                   833         777
Lease payable, less current portion                                             165         203
                                                                           --------    --------

                                                                             12,924      15,700
                                                                           --------    --------

Contingencies (Note D)

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value, 60,000,000 shares authorized, 11,864
   And 11,798 issued and outstanding                                              1           1
Additional paid-in capital                                                   43,191      42,906
Retained earnings                                                            25,906      22,722
Unearned compensation                                                        (1,183)     (1,279)
Treasury stock at cost - 345 shares                                          (1,915)     (1,915)
                                                                           --------    --------

                                                                             66,000      62,435
                                                                           --------    --------

                                                                           $ 78,924    $ 78,135
                                                                           ========    ========

SEE NOTES TO FINANCIAL STATEMENTS                                                             3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          --------------------
                                                                            2000        1999
                                                                          --------    --------
Net sales                                                                 $ 44,109    $ 26,731
Cost of sales                                                               25,925      15,789
                                                                          --------    --------

Gross profit                                                                18,184      10,942
Commission and licensing fee income                                          1,004         691
Operating expenses                                                         (14,420)     (9,353)
                                                                          --------    --------

Income from operations                                                       4,768       2,280
Interest income (expense), net                                                 536         174
Gain on sale of marketable securities                                          230           0
                                                                          --------    --------

Income before provision for income taxes                                     5,534       2,454
Provision for income taxes                                                   2,352       1,043
                                                                          --------    --------

NET INCOME                                                                $  3,182    $  1,411
                                                                          ========    ========

BASIC INCOME PER SHARE                                                    $    .28    $    .13
                                                                          ========    ========

DILUTED INCOME PER SHARE                                                  $    .24    $    .12
                                                                          ========    ========

Weighted average common shares outstanding - basic income per share         11,505      10,672
Effect of potential common shares from exercise of options and warrants      1,729       1,175
                                                                          --------    --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED INCOME PER SHARE       13,234      11,847
                                                                          ========    ========

SEE NOTES TO FINANCIAL STATEMENTS                                                            4

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           --------------------
                                                                             2000        1999
                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  3,182    $  1,411
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                           701         396
        Deferred compensation                                                    96          96
        Provision for bad debts                                                 174          77
        Gain on sale of marketable securities                                  (230)          0
        Deferred rent expense                                                    56          91
        Changes in:
           Accounts receivable                                                 (545)         33
           Due from factor                                                   (8,441)     (4,854)
           Inventories                                                        2,372         928
           Prepaid expenses and other assets                                    329        (401)
           Accounts payable and accrued expenses                             (2,800)      1,704
                                                                           --------    --------

             Net cash used in operating activities                           (5,106)       (519)
                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                        (2,930)     (1,017)
   Sale/maturity of investment securities                                       487         499
                                                                           --------    --------

             Net cash used in investing activities                           (2,443)       (518)
                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from options and warrants exercised                                 285          24
   Repayment of lease obligations                                               (32)        (26)
   Purchase of treasury stock                                                     0         (47)
                                                                           --------    --------

             Net cash provided by (used in ) financing activities               253         (49)
                                                                           --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (7,296)     (1,086)
Cash and cash equivalents - beginning of period                              37,361      14,642
                                                                           --------    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $ 30,065    $ 13,556
                                                                           ========    ========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of leased assets                                                        $     32

SEE NOTES TO FINANCIAL STATEMENTS                                                             5

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000

NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") as of March 31, 2000, and the results of their operations and cash flows for the three-month period then ended. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in the Annual Report of Steven Madden, Ltd. on Form 10-K.

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

[1]      MAGNUM FASHIONS, INC.:

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

         On July 7, 1999 the Company submitted its answer to the claim and filed a counterclaim. In addition to denying the claims asserted by Magnum and WK, the Company asserted a claim against Magnum and WK for the balance of the minimum royalty due under the license. The Company also asserted additional claims against Magnum and WK based on improper sales made during the term of the license and improper liquidation of its inventory following termination of the licenses. Magnum and WK have denied the counterclaims. Initial hearings were held in April 2000 and additional hearings are scheduled through September 2000.

         The Company believes that the claims asserted by Magnum and WK are meritless, and that the Company's counterclaims have substantial merit. Accordingly, the Company intends to vigorously contest Magnum's positions in this proceeding.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000

NOTE D - PENDING LITIGATION  (CONTINUED)

[2]      LEE N' GI:

         On or about October 27, 1999, the Company commenced an action against Lee N' Gi, the exclusive marketing and distribution agent for Magnum, in which it claimed that Lee N' Gi had wrongfully induced Magnum to breach its obligation under the aforementioned license between the Company and Magnum. The Company is seeking damages of $3,000,000.

         On or about December 14, 1999, Lee N' Gi served an answer denying the allegations and counterclaimed that the Company had breached or wrongfully terminated the license to its detriment. Lee N' Gi seeks damages of $2,000,000 on its counterclaim. The Company answered the counterclaim denying the allegations. The action is in preliminary stages. The Company believes that the Lee N' Gi counterclaim is without merit and intends to vigorously contest this matter. Discovery in this proceeding has been stayed until June 2, 2000.

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

The following table sets forth information on operations for the periods indicated:

                           PERCENTAGE OF NET REVENUES
                               THREE MONTHS ENDED

                                    MARCH 31
                                    --------
                                ($ in thousands)

CONSOLIDATED:                             2000                 1999
------------                            ---------            ---------


Net Sales                               $  44,109     100%   $  26,731    100%
Cost of Sales                              25,925      59       15,789     59
Other Operating Income                      1,004       2          691      3
Operating Expenses                         14,420      33        9,353     35
Income from Operations                      4,768      11        2,280      9
Interest Income (Expense) Net                 536       1          174      1
Gain on sale of Marketable Securities         230       1           --     --
Income Before Income Taxes                  5,534      13        2,454      9
Net Income                                  3,182       7        1,411      5

                           PERCENTAGE OF NET REVENUES
                               THREE MONTHS ENDED

                                    MARCH 31
                                    --------
                                ($ in thousands)

By Segment                    2000                 1999
                             -------              -------

WHOLESALE DIVISIONS:

STEVEN MADDEN, LTD
Net Sales                    $22,020       100%   $12,256       100%
Cost of Sales                 13,856        63      7,706        63
Other Operating Income           287         1        141         1
Operating Expenses             6,262        28      3,855        31
Income from Operations         2,189        10        836         7

L.E.I. FOOTWEAR:
Net Sales                    $ 9,732       100%   $ 5,378       100%
Cost of sales                  6,438        66      3,710        69
Operating Expenses             1,825        19        977        18
Income from Operations         1,469        15        691        13

DIVA ACQUISITION CORP:
Net Sales                    $ 1,079       100%   $ 1,455       100%
Cost of sales                    726        67      1,010        69
Operating Expenses               194        18        268        18
Income from Operations           159        15        177        12

STEVEN MADDEN RETAIL INC.:

Net Sales                    $11,278       100%   $ 7,642       100%
Cost of Sales                  4,905        44      3,363        44
Operating Expenses             5,671        50      3,818        50
Income from Operations           702         6        461         6

ADESSO MADDEN INC.:
 (FIRST COST)

Other Operating Revenue      $   717       100%   $   550       100%
Operating Expenses               468        65        435        79
Income from Operations           249        35        115        21

RESULTS OF OPERATIONS
($ in thousands)
THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

CONSOLIDATED:

Sales for the three month period ended March 31, 2000 were $44,109 or 65% higher than the $26,731 in the comparable period of 1999. The increase in sales is due to several factors, including (i) the addition of new wholesale accounts, (ii) an increase in reorders from existing customers, (iii) a 47% increase in Electronic Data Interchange (EDI) size replenishment program, (iv) a 48% increase in retail sales due to the opening of additional Steve Madden retail stores during first quarter of 2000 and increases in same store sales, (v) an increase in sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale"), (vi) an increase in the number of Steve Madden concept shops located in major department stores, and (vii) an increase in public awareness with respect to the Company's brands. As a result, management feels that "Steve Madden" and "l.e.i. footwear" as brand names have increased in popularity nationwide. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales. Also in the first quarter, the Company introduced a new brand, Stevies(TM). Stevies(TM) is a fashion brand which targets girls ages 6-9 and "tweens" ages 10-12. Initial shipments of the Stevies(TM) brand will commence in June 2000. Also as of first quarter of 2000, seven licenses in 10 product classifications were signed for the Stevies(TM) brand with shipments to begin for the Back To School season. The web site for Stevies at WWW.STEVIES.COM went live in March of 2000. Gross profit as a percentage of sales in first quarter of 2000 remains the same as first quarter of 1999.

Selling, general and administrative (SG&A) expenses increased to $14,420 in 2000 from $9,353 in 1999. The increase in SG&A is due primarily to a 43% increase in payroll, officers' bonuses and payroll related expenses from $3,628 in 1999 to $5,188 in 2000. Also, the Company focused its efforts on advertising and marketing by increasing those expenses by 61% from $746 in 1999 to $1,200 in 2000. Additionally, selling, designing and licensing costs increased by 96% from $1,387 in 1999 to $2,715 in 2000. This is due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. The increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, printing/supplies and depreciation expenses by 34% from $2,242 in 1999 to $3,010 in 2000.

Income from operations for 2000 was $4,768 which represents an increase of $2,488 or 109% over the income from operations of $2,280 in 1999. Net income increased by 126% to $3,182 in 2000 from $1,411 in 1999.

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale"), accounted for

$22,020 or 50%, and $12,256 or 46%, of total sales in 2000 and 1999, respectively. The increase in sales is due to an increase in reorders from existing customers, 47% increase in Electronic Data Interchange (EDI) size replenishment program and an increase in the number of Steve Madden concepts shops located in major department stores. Gross profit as a percentage of sales remains the same. Operating expenses increased to $6,262 in 2000 from $3,855 in 1999. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding EDI size replenishment inventory. Additionally, selling, designing and licensing costs increased due to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. Madden Wholesale income from operations was $2,189 in 2000 compared to income from operations of $836 in 1999.

Sales from the l.e.i. Wholesale ("l.e.i. Wholesale") accounted for $9,732 or 22%, and $5,378 or 20%, of total sales in 2000 and 1999, respectively. The increase in sales is due to the addition of new "l.e.i. Wholesale" accounts and an increase in reorders from existing customers. l.e.i footwear now sells in over 2600 doors, in the United States, primarily in department stores, including Macy's East, Burdines, Rich's, Hecht's, Filene's, Foley's, Dayton Hudson, Belk and JC Penney's, and to a lesser extent in specialty store chains, such as Wet Seal and Journey's. Gross profit as a percentage of sales increased from 31% in 1999 to 34% in 2000 due to a change in the product mix, balanced sourcing and improved inventory management. Operating expenses increased to $1,825 in 2000 from $977 in 1999 due to increases in occupancy, computer and payroll and payroll related expenses. Additionally, selling, designing and licensing costs increased due to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. Income from operations from l.e.i. Wholesale was $1,469 in 2000 compared to income from operations of $691 in 1999.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $1,079 or 2%, and $1,455 or 5%, of total sales in 2000 and 1999, respectively. Gross profit as a percentage of sales increased from 31% in 1999 to 33% in 2000 due to a change in the product mix, balanced sourcing and improved inventory management. Operating expenses decreased to $194 in 2000 from $268 in 1999 due to decreases in selling and designing expenses. Income from operations from Diva was $159 in 2000 compared to income from operations of $177 in 1999.

RETAIL DIVISION:

Sales from the Retail Division accounted for $11,278 or 26% and $7,642 or 29% of total revenues in 2000 and 1999, respectively. The increase in Retail Division sales is primarily due to the increase in number of Steve Madden retail stores to fifty-two in the first quarter of 2000 compared to thirty-seven Steve Madden retail stores in the first quarter of 1999. Same store sales for the quarter ended March 31, 2000 increased by 19% over the same period of 1999. This increase in same store sales was driven by the strengthening of the sneaker classification, replenishment of core items by size and an increase in the sandal business. Also, increases in same store sales were driven by the accessory business which doubled during first quarter of 2000 and replenishment of inventory was enhanced by the addition of the new warehouse facility in New Jersey. Revenues from the internet store increased by 400% to $600 in 2000 from $118 in 1999. As the Company offers additional styles through its web site at www.stevenmadden.com, business continues to grow. Gross profit as a percentage of sales remains the same. Selling, general and administrative expenses for the Retail Division increased to $5,671 in 2000 from $3,818 in 1999. This increase is due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening three additional stores during first quarter of 2000. Income from operations from the retail division was $702 in 2000 compared to income from operations of $461 in 1999.

ADESSO-MADDEN DIVISION:

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $717,000 for the period ended March 31, 2000 which represents an increase from the commission revenues of $550,000 in 1999. This increase was primarily due to the additional doors for the Jordache brand now up to 1000 Walmart doors, the growth in accounts such as Parade of Shoes, Sears, Famous Footwear, Payless, Bass, MarMax and Target and the growth in key classifications such as sandals and big unit bottom casuals. Operating expenses increased to $468 in 2000 from $435 in 1999 due to increases in selling and designing expenses. Income from operations from Adesso-Madden was $249 in 2000 compared to income from operations of $115 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $49,448 at March 31, 2000 which represents an increase of $14,927 in working capital from March 31, 1999. The increase in working capital is primarily due to an increase in profitability.

The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company's Wholesale Division sells approximately sixty percent (60%) of its products to department stores, including Federated Department Stores (Bloomingdales, Bon Marche, Burdines, Macy's and Rich's), May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank, Lord & Taylor and Robinsons May), Dillard's, Dayton-Hudson and Nordstorm and approximately forty percent (40%) to specialty stores, including Journey's, Wet Seal and The Buckle and catalog retailers, including Victoria's Secret and Fingerhut. Federated Department Stores and May Department Stores presently account for approximately twenty one percent (21%) and fifteen percent (15%) of the Company's Wholesale Division sales, respectively.

OPERATING ACTIVITIES

During the three month period ended March 31, 2000, cash used by operating activities was $5,106. Uses of cash arose principally from an increase in factored accounts receivable of $8,441 and a decrease in accounts payable and accrued expenses of $2,800. Cash was provided principally by a decrease in inventory of $2,372 and net income of $3,182.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2011. Future obligations under these lease agreements total approximately $40,771.

The Company has employment agreements with various officers currently providing for aggregate annual salaries of approximately $1,700 subject to annual bonuses and annual increases as may be determined by the Company's Board of Directors. In addition, as part of the employment agreements, the Company is committed to pay incentive bonuses based on income before interest, depreciation and taxes to certain officers.

A significant portion of the Company's product is supplied from foreign manufacturers, the majority of which are located in Brazil, China and Mexico. Although the Company has not entered into long-term manufacturing contracts with any of these foreign companies, the Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products if current suppliers need to be replaced. In addition, because the Company deals with U.S. currency for all transactions and intends to continue to do so, the Company believes there should be no foreign exchange considerations.

INVESTING ACTIVITIES

During the three month period ended March 31, 2000, the Company used cash of $2,930 to make leasehold improvements on new retail stores, warehouse space and office space and to acquire computer equipment.

FINANCING ACTIVITIES

During the three month period ended March 31, 2000, the Company received $285 from the exercise of stock options.

LICENSE AGREEMENTS

Revenues from licensing increased by 104% to $287 in first quarter of 2000 from $141 in first quarter of 1999. This increase was driven by increases in licensing fees from leather sportswear and sunglasses. As of March 31, 2000, the Company had eight license partners covering ten product categories for its Steve Madden brand. Also during the first quarter of 2000, the Company initiated 7 licensing arrangements in 10 product classifications for its Stevies brand. The product categories include handbags, hosiery, sunglasses, hair, fashion accessories, belts and jewelry. The Company is exploring additional licensing opportunities for both its Steve Madden and Stevies brands.

As of March 15, 2000, the Company and its sportswear licensee, Iron Will Group, Inc.

executed a Termination Agreement with respect to that certain License Agreement dated as of January 1, 1999. Iron Will Group is an affiliate of Jordache Enterprises. The Termination Agreement requires that Iron Will terminate its sale and distribution of Steve Madden Sportswear products on or before June 15, 2000. The Company is currently focusing on its leather sportswear which goods are produced and sold by its outerwear licensee. The Company is actively pursuing the engagement of a new sportswear licensee and continues to produce footwear products for the mass merchandise market under the Jordache brand name pursuant to a separate license agreement with Jordache Enterprises.

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

On July 7, 1999, the Company submitted its Answer and Counterclaims in the Arbitration. In addition to denying the claims asserted by Magnum and WK, the Company asserted a claim against Magnum and WK for the balance of the minimum royalty due under the Handbag License. The Company also asserted additional claims against Magnum and WK based on improper sales made during the term of the Handbag License and Magnum's improper liquidation of its inventory following termination of the Handbag License. Magnum and WK have denied the Company's counterclaims. Initial hearings were held in April 2000 and additional hearings are scheduled through September 2000.

The Company believes that the claims asserted by Magnum and WK are meritless, and that the Company's counterclaims have substantial merit. Accordingly, the Company intends to vigorously contest Magnum's positions in this proceeding.

STEVEN MADDEN, LTD. V. LEE 'N GI On or about October 27, 1999, the Company commenced an action in the New York State Supreme Court, New York County entitled STEVEN MADDEN, LTD. V. LEE N' GI, Index No. 121900/99 (the "Lee N' Gi Action"), currently pending in the Supreme Court of the State of New York, County of New York, in which it claimed that Lee N' Gi, the exclusive marketing and distribution agent for Magnum Fashion, Inc. ("Magnum"), had wrongfully induced Magnum to breach its obligations under the Handbag License between the Company and Magnum. The

Company is seeking damages of $3,000,000. On or about December 14, 1999, Lee N' Gi served an Answer and Counterclaim in which it denied the allegations in the Company's complaint and claimed that the Company had breached or wrongfully terminated the Handbag License to its detriment. Lee N' Gi seeks damages of $2,000,000 on its counterclaim. On or about December 21, 1999, the Company served a Reply to Counterclaim in which it denied Lee N' Gi's allegations. Discovery in this proceeding has been stayed until June 2, 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                STEVEN MADDEN, LTD
                                /s/  ARVIND DHARIA
                                ----------------------------
                                     Arvind Dharia
                                     Chief Financial Officer

DATE:  MAY 12, 2000