Form 10-Q
period 2000-06-30
MADDEN STEVEN LTD
filed 2000-08-14
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2000
--------------------------------------------------------------------------------

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from  __________________    to     ___________________

For Quarter Ended  JUNE 30, 2000       Commission File Number      0-23702
                  ----------------                             -----------

                               STEVEN MADDEN, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      13-3588231
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

52-16 Barnett Avenue, Long Island City, New York             11104
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (718) 446-1800
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]     No [ ]
                                    -----      -----

   CLASS                 OUTSTANDING AS OF AUGUST 10, 2000
COMMON STOCK                         12,298,259

STEVEN MADDEN, LTD. AND SUBSIDIARIES

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                  JUNE 30, 2000

                                TABLE OF CONTENTS

PART I-  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements:

         Consolidated Balance Sheets........................................  3

         Consolidated Statements of Operations..............................  4

         Consolidated Statement of Cash Flows...............................  5

         Notes to condensed consolidated
            financial statements............................................  6

ITEM 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
              Operations....................................................  8

PART II- OTHER INFORMATION
ITEM 1.  Legal Proceedings.................................................. 20

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                JUNE 30,      DECEMBER 31,
                                                                 2000              1999
                                                              ------------    ------------
                                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                  $     21,787    $     37,361
   Investments                                                         257
   Accounts receivable - net of allowances of $925 and $886          2,261           1,207
   Due from factor - net of allowances of $833 and $624             16,111          12,146
   Inventories                                                      16,427          10,158
   Prepaid expenses and other current assets                         2,231             867
   Deferred taxes                                                      800             800
                                                              ------------    ------------

        Total current assets                                        59,617          62,796

Property and equipment, net                                         14,931          11,114
Deferred taxes                                                       1,612           1,612
Deposits and other                                                     240             269
Cost in excess of fair value of net assets
   acquired - net of accumulated amortization
   of $506 and $436                                                  2,275           2,344
                                                              ------------    ------------

                                                              $     78,675    $     78,135
                                                              ============    ============

LIABILITIES
Current liabilities:
   Current portion of lease payable                           $        114    $        116
   Accounts payable                                                  7,674           6,542
   Accrued expenses                                                  2,804           2,528
   Income tax payable                                                4,957
   Accrued bonuses                                                     517             577
                                                              ------------    ------------

        Total current liabilities                                   11,109          14,720

Deferred rent                                                          897             777
Lease payable, less current portion                                    146             203
                                                              ------------    ------------

                                                                    12,152          15,700
                                                              ------------    ------------

Contingencies (Note D)

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value, 60,000 shares
   authorized, 12,298 and 11,798 issued and outstanding                  1               1
Additional paid-in capital                                          45,655          42,906
Retained earnings                                                   29,646          22,722
Unearned compensation                                               (1,088)         (1,279)
Treasury stock at cost - 1,200 and 345 shares                       (7,691)         (1,915)
                                                              ------------    ------------

                                                                    66,523          62,435
                                                              ------------    ------------

                                                              $     78,675    $     78,135
                                                              ============    ============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share date)

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                    -------------------------         -------------------------
                                                        2000           1999              2000           1999
                                                    --------         --------         --------         --------
Net sales                                           $ 48,057         $ 38,056         $ 92,166         $ 64,787
Cost of sales                                         27,123           21,888           53,048           37,677
                                                    --------         --------         --------         --------

Gross profit                                          20,934           16,168           39,118           27,110
Commission and licensing fee income                    1,130              802            2,134            1,493
Operating expenses                                   (15,995)         (13,019)         (30,415)         (22,372)
                                                    --------         --------         --------         --------

Income from operations                                 6,069            3,951           10,837            6,231
Interest income, net                                     471              158            1,007              332
Gain on sale of marketable securities                                                      230
                                                    --------         --------         --------         --------

Income before provision for income taxes               6,540            4,109           12,074            6,563
Provision for income taxes                             2,797            1,745            5,149            2,788
                                                    --------         --------         --------         --------

NET INCOME                                          $  3,743         $  2,364         $  6,925         $  3,775
                                                    ========         ========         ========         ========

BASIC INCOME PER SHARE                               $0.32            $0.22            $0.60            $0.35
                                                     =====            =====            =====            =====

DILUTED INCOME PER SHARE                             $0.28            $0.19            $0.52            $0.31
                                                     =====            =====            =====            =====

Weighted average common shares
   outstanding - basic income per share               11,627           10,683           11,566           10,677
Effect of potential common shares from exercise
   of options and warrants                             1,593            1,511            1,658            1,391
                                                    --------         --------         --------         --------

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED INCOME PER SHARE             13,220           12,194           13,224           12,068
                                                    ========         ========         ========         ========

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

                                                                         SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                   ----------------------------
                                                                       2000           1999
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $      6,925    $      3,775
   Adjustments to reconcile net income to
      net cash (used in) provided by
      operating activities:
        Issuance of compensatory stock options                                              474
        Depreciation and amortization                                     1,368             880
        Deferred compensation                                               191             191
        Provision for bad debts                                             248             152
        Gain on sale of marketable securities                              (230)
        Deferred rent expense                                               120             184
        Changes in:
           Accounts receivable                                           (1,093)              2
           Due from factor                                               (4,174)         (5,970)
           Inventories                                                   (6,269)           (371)
           Prepaid expenses and other assets                             (1,334)         (1,072)
           Accounts payable and accrued expenses                         (3,610)          5,294
                                                                   ------------    ------------

             Net cash (used in) provided by operating activities         (7,858)          3,539
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (5,117)         (2,502)
   Sale/maturity of investment securities                                   487             499
                                                                   ------------    ------------

             Net cash used in investing activities                       (4,630)         (2,003)
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from options and warrants exercised                           2,749             983
   Purchase of treasury stock                                            (5,776)           (678)
   Repayment of lease obligations                                           (59)            (23)
                                                                   ------------    ------------

             Net cash (used in) provided by financing activities         (3,086)            282
                                                                   ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               (15,574)          1,818
Cash and cash equivalents - beginning of quarter                         37,361          14,642
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS - END OF QUARTER                         $     21,787    $     16,460
                                                                   ============    ============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000

NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") as of June 30, 2000, and the results of their operations and cash flows for the six month and three-month periods then ended. The results of operations for the six month and three-month periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in the Annual Report of Steven Madden, Ltd. on Form 10-K.

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

NOTE D - PENDING LITIGATION

[1]      MAGNUM FASHIONS, INC.:

         On or about May 25, 1999, Magnum Fashion, Inc. ("Magnum") and WK Maxy Industries, Ltd. ("WK") commenced an arbitration proceeding (the "Arbitration") against the Company. In the claim filed as part of the arbitration, Magnum alleged, that it was fraudulently induced to enter into a license agreement, dated as of February 1, 1997, with the Company pursuant to which Magnum licensed the Company's "Steve Madden" trademark for handbag and related products. WK alleged that it was fraudulently induced into providing a guaranty of Magnum's obligations under license. Based on this and other allegations, Magnum and WK have sought to be released from their financial obligations to the Company under the license and guaranty, respectively. Magnum is also seeking damages that it has estimated to be in excess of $5,000,000.

         On July 7, 1999, the Company submitted its answer to the claim and filed a counterclaim. In addition to denying the claims asserted by Magnum and WK, the Company asserted a claim against Magnum and WK for the balance of the minimum royalty due under the license. The Company also asserted additional claims against Magnum and WK based on improper sales made during the term of the license and improper liquidation of its inventory following termination of the license. Magnum and WK have denied the counterclaims. Initial hearings were held in April 2000 and additional hearings are scheduled through September 2000.

         The Company believes that the Company has meritorious defenses against the claims asserted by Magnum and WK. Accordingly, the Company intends to vigorously contest Magnum's claims and to pursue its counterclaims.

[2]      LEE N' GI:

         On or about October 27, 1999, the Company commenced an action against Lee N' Gi, the exclusive marketing and distribution agent for Magnum, in which it claimed that Lee N' Gi had wrongfully induced Magnum to breach its obligation under the aforementioned license between the Company and Magnum. The Company is seeking damages of $3,000,000.

         On or about December 14, 1999, Lee N' Gi served an answer denying the allegations and counterclaimed that the Company had breached or wrongfully terminated the license to its detriment. Lee N' Gi seeks damages of $2,000,000 on its counterclaim. The Company answered the counterclaim denying the allegations. The action is in preliminary stages. The Company believes that it has meritorius defenses against the Lee N' Gi counterclaim and intends to vigorously contest these counterclaims.

[3]      CLASS ACTION LITIGATION:

         As of August 9, 2000, six putative class action lawsuits have been commenced in the United States District Court for the Eastern District of New York against the Company, Mr. Madden and, in three of the actions, Rhonda J. Brown, the Company's President and Chief Operating Officer, and Arvind Dharia, the Company's Chief Financial Officer. These actions are captioned: WILNER v. STEVEN MADDEN, LTD., ET AL., 00 CV 3676 (filed June 21, 2000); CONNOR v. STEVEN MADDEN, ET AL., 00 CV 3709 (filed June 22, 2000); BLUMENTHAL v. STEVEN MADDEN, LTD., et al., 00 CV 3709 (filed June 23, 2000); CURRY v. STEVEN MADDEN, LTD., et al., 00 CV 3766 (filed June 26, 2000); DEMPSTER v. STEVEN MADDEN LTD., et al., 00 CV 3702 (filed June 30, 2000); SALAFIA v. STEVEN MADDEN, LTD., et al., 00 CV 4289 (filed July 24, 2000). The complaints generally allege that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements, and failing to disclose material adverse information relating, among other things, to the matters and allegations concerning Mr. Madden. The plaintiffs seek an unspecified amount of damages, costs and expenses on behalf of themselves and all other purchasers of the Company's common stock either during the period June 21, 1997 through June 20, 2000 or the period November 3, 1999 through June 20, 2000 (depending upon the particular action). Although the Company has not yet answered or otherwise responded to these complaints, the Company believes that it has substantial defenses to the claims.

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

The following table sets forth information on operations for the periods indicated:

                           PERCENTAGE OF NET REVENUES
                                SIX MONTHS ENDED
                                     JUNE 30
                                ($ in thousands)

CONSOLIDATED:                                           2000                    1999
------------                                            ----                    ----

Net Sales                                               $92,166       100%      $64,787      100%
Cost of Sales                                            53,048         58       37,677        58
Other Operating Income                                    2,134          2        1,493         2
Operating Expenses                                       30,415         33       22,372        35
Income from Operations                                   10,837         12        6,231        10
Interest Income (Expense) Net                             1,007          1          332         1
Gain on sale of Marketable Securities                       230          0          ---        --
Income Before Income Taxes                               12,074         13        6,563        10
Net Income                                                6,925          8        3,775         6


                           PERCENTAGE OF NET REVENUES
                                SIX MONTHS ENDED
                                     JUNE 30
                                ($ in thousands)

By Segment                                         2000                       1999
                                                   ----                       ----
WHOLESALE DIVISIONS:
--------------------

STEVEN MADDEN, LTD.
Net Sales                                          $43,206        100%        $30,133        100%
Cost of Sales                                       27,132         63          18,691         62
Other Operating Income                                 564          1             328          1
Operating Expenses                                  11,697         27          10,055         33
Income from Operations                               4,941         11           1,715          6

l.e.i. FOOTWEAR:
Net Sales                                          $18,298        100%        $11,759        100%
Cost of sales                                       11,806         65           7,890         67
Operating Expenses                                   3,423         19           2,228         19
Income from Operations                               3,069         17           1,641         14

DIVA ACQUISITION CORP:
Net Sales                                           $1,747        100%         $3,426        100%
Cost of sales                                        1,266         72           2,306         67
Operating Expenses                                     523         30             694         20
Income (Loss) from Operations                         (42)         (2)            426         12

STEVIES INC.:
Net Sales                                           $1,416        100%            ---         --
Cost of sales                                          884         62             ---         --
Other Operating Income                                  42          3             ---         --
Operating Expenses                                     445         31             ---         --
Income from Operations                                 130          9             ---         --

STEVEN MADDEN RETAIL INC.:
--------------------------

Net Sales                                          $27,500        100%        $19,469        100%
Cost of Sales                                       11,961         44           8,790         45
Operating Expenses                                  13,353         49           8,578         44
Income from Operations                               2,186          8           2,101         11


                           PERCENTAGE OF NET REVENUES
                                SIX MONTHS ENDED
                                     JUNE 30
                                ($ in thousands)

By Segment (Continued)

ADESSO MADDEN INC.:                                 2000                      1999
-------------------                                 ----                      ----
 (FIRST COST)

Other Operating Revenue                             $1,528        100%        $1,165         100%
Operating Expenses                                     975         64            817          70
Income from Operations                                 553         36            348          30

                           PERCENTAGE OF NET REVENUES
                               THREE MONTHS ENDED
                                     JUNE 30
                                ($ in thousands)

CONSOLIDATED:                                         2000                     1999
------------                                          ----                     ----

Net Sales                                          $48,056       100%        $38,056         100%
Cost of Sales                                       27,123         56         21,888          58
Other Operating Income                               1,130          2            802           2
Operating Expenses                                  15,994         33         13,019          34
Income from Operations                               6,069         13          3,951          10
Interest Income (Expense) Net                          470          1            158           0
Gain on sale of Marketable Securities                   --         --             --          --
Income Before Income Taxes                           6,540         14          4,109          11
Net Income                                           3,753          8          2,364           6

By Segment

WHOLESALE DIVISIONS:
--------------------

STEVEN MADDEN, LTD.
Net Sales                                          $21,185        100%       $17,877         100%
Cost of Sales                                       13,276         63         10,985          61
Other Operating Income                                 313          1            187           1
Operating Expenses                                   5,550         26          6,200          35
Income from Operations                               2,672         13            879           5

l.e.i. FOOTWEAR:
Net Sales                                           $8,566        100%        $6,381         100%
Cost of sales                                        5,368         63          4,180          66
Operating Expenses                                   1,598         19          1,251          20
Income from Operations                               1,600         19            950          15

DIVA ACQUISITION CORP:
Net Sales                                             $667        100%        $1,971         100%
Cost of sales                                          540         81          1,296          66
Operating Expenses                                     329         49            426          22
Income (Loss) from Operations                         (201)       (30)           249          13


                           PERCENTAGE OF NET REVENUES
                               THREE MONTHS ENDED
                                     JUNE 30
                                ($ in thousands)

By Segment (Continued)                              2000                      1999
                                                    ----                      ----

STEVIES INC.:
Net Sales                                           $1,416        100%          ---         --
Cost of Sales                                          884         62           ---         --
Other Operating Income                                   6          0           ---         --
Operating Expenses                                     329         23           ---         --
Income from Operations                                 209         15           ---         --

STEVEN MADDEN RETAIL INC.:
--------------------------

Net Sales                                          $16,222        100%       $11,827         100%
Cost of Sales                                        7,056         44          5,427          46
Operating Expenses                                   7,682         47          4,760          40
Income from Operations                               1,484          9          1,640          14

ADESSO MADDEN INC.:
-------------------
(FIRST COST)

Other Operating Revenue                               $811        100%          $615         100%
Operating Expenses                                     506         62            382          62
Income from Operations                                 305         38            233          38

RESULTS OF OPERATIONS
(# in thousands)
SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

CONSOLIDATED:

Sales for the six month period ended June 30, 2000 were $92,166 or 42% higher than the $64,787 in the comparable period of 1999. The increase in sales is due to several factors, including (i) the addition of new wholesale accounts, (ii) an increase in reorders from existing customers, (iii) a 41% increase in retail sales due to the opening of additional Steve Madden retail stores during first and second quarters of 2000 and increases in same store sales, (iv) an increase in sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale"), and (v) an increase in the number of Steve Madden concept shops located in major department stores. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have generally contributed to the expansion of public awareness of the Company's brands and the continuing increase in sales. Also in the first quarter, the Company introduced a new brand, Stevies(TM). Stevies(TM) is a fashion brand which targets girls ages 6-9 and "tweens" ages 10-12. The Company's new Stevies Wholesale Division ("Stevies Wholesale") commenced shipping to department stores throughout the country in the second quarter of 2000. Stevies Wholesale generated revenue of $1,416 for the six month period ended June 30, 2000. Also as of second quarter of 2000, seven licenses in 10 product classifications were signed for the Stevies(TM) brand with shipments to begin for the back to school season. The web site for Stevies at www.stevies.com went live in March of 2000.

Consolidated gross profit as a percentage of sales in first six months of 2000 increased to 42.4% as compared 41.8% for the first six months of 1999.

Selling, general and administrative (SG&A) expenses increased to $30,415 in 2000 from $22,372 in 1999. The increase in SG&A is due primarily to a 25% increase in payroll and payroll related expenses from $8,733 in 1999 to $10,880 in 2000. Also, selling, designing and licensing costs increased by 31% from $6,048 in 1999 to $7,947 in 2000. This is due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. The increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, printing/supplies and depreciation expenses by 46% from $4,493 in 1999 to $6,564 2000.

Income from operations for 2000 was $10,837 which represents an increase of $4,606 or 74% over the income from operations of $6,231 in 1999. Net income increased by 83% to $6,925 in 2000 from $3,775 in 1999.

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale") accounted for $43,206 or 46.9%, and $30,133 or 46.5%, of total sales in 2000 and 1999, respectively. This increase in sales is due to an increase in reorders from existing customers and an increase in the number of Steve Madden concepts shops located in major department stores. Gross profit as a percentage of sales decreased from 38% in 1999 to 37% in 2000 due to higher than normal markdowns experienced in the second quarter of 2000 plus we increased our testing of more products such as sandals and boots. Operating expenses increased to $11,697 in 2000 from $10,055 in 1999. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel. Additionally, selling, designing and licensing costs increased due to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. Madden Wholesale income from operations was $4,941 in 2000 compared to income from operations of $1,715 in 1999.

Sales from the l.e.i. Wholesale ("l.e.i. Wholesale") accounted for $18,298 or 20%, and $11,759 or 18%, of total sales in 2000 and 1999, respectively. The increase in sales is due to the addition of new "l.e.i. Wholesale" accounts and an increase in reorders from existing customers. As of June 30, 2000, l.e.i footwear sold in over 3000 doors, in the United States, primarily in department stores, including Macy's East, Burdines, Rich's, Hecht's, Filene's, Foley's, Dayton Hudson, Belk and JC Penney's, and in specialty store chains, such as Journey's. Gross profit as a percentage of sales increased from 33% in 1999 to 35% in 2000 due to changes in product mix, balanced sourcing and improved inventory management. Operating expenses increased to $3,423 in 2000 from $2,228 in 1999 due to increases in occupancy and payroll and payroll related expenses. Additionally, sales commissions, selling, designing and licensing costs increased due to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. Income from operations from l.e.i. Wholesale was $3,069 in 2000 compared to income from operations of $1,641 in 1999.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $1,747 or 2%, and $3,426 or 5%, of total sales in 2000 and 1999, respectively. The Company believes that the decrease in sales is primarily due to business being slow. The Company also believes that the introduction of a new management team in the second quarter of 2000 for Diva and the implementation of certain modifications to Diva's business will enhance operations in the future. Gross profit as a percentage of sales decreased from 33% in 1999 to 28% in 2000 for the reasons stated above. Operating expenses decreased to $523 in 2000 from $694 in 1999 due to the decrease in sales commission expenses as a result of the decrease in sales and to decreases in selling and designing expenses. Loss from operations from Diva was $42 in 2000 compared to income from operations of $426 in 1999.

The Company's new Stevies, Inc., Wholesale Division ("Stevies Wholesale") commenced shipping to department stores throughout the country in the second quarter of 2000. Stevies Wholesale generated revenue of $1,416 for the six months period ended June 30, 2000. There have been substantial product reorders and the Company is committed to the business going forward. Income from operations was $209 in 2000.

RETAIL DIVISION:

Sales from the Retail Division accounted for $27,500 and $19,469 of total revenues in 2000 and 1999, respectively. This increase in Retail Division sales is primarily due to the increase in number of Steve Madden retail stores to 57 as of June 30, 2000 compared to 39 Steve Madden retail stores as of June30, 1999. Same store sales for the first six months ended June 30, 2000 increased 7.5% over the same period of 1999. This increase in same store sales is due to the Company's ability to reorder bestsellers, test new products such as athletic inspired casuals, sneakers, cork bottom sandals and wood bottom casuals. Revenues from the internet store increased by 242% to $1,252 for six months ended June 30, 2000 from $366 for six months ended June 30, 1999. The Company expects sales generated through its website at www.stevenmadden.com to continue to increase as the Company makes additional styles available for sale on its website and usage of the internet continues to grow. Gross profit as a percentage of sales increased from 54.9% in 1999 to 56.5% in 2000 primarily due to changes in product mix, balanced sourcing and improved inventory management. Operating expenses increased to $13,353 or 49% of sales in 2000 from $8,578 or 44% of sales in 1999. This increase was due to increases in payroll and payroll related expenses such as incentive bonuses for store managers and the corporate retail management team, marketing and operating expenses for the internet store, occupancy, printing, computer and depreciation expenses as a result of opening 18 additional stores since June 30, 1999. Income from operations from the retail division was $2,186 in 2000 compared to income from operations of $2,101 in 1999.

ADESSO-MADDEN DIVISION:

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $1,528 for the period ended June 30, 2000 which represents a 31.1% increase over commission revenues of $1,165 in 1999. This increase was primarily due to the growth in accounts such as Walmart, Parade of Shoes, Sears, Famous Footwear, Payless, Bass, MarMaxx, Bakers, and Target and the growth in key classifications such as sandals, slides and dress shoes. Operating expenses increased to $975 in 2000 from $817 in 1999 due to increases in selling and designing expenses. Income from operations from Adesso-Madden was $553 in 2000 compared to income from operations of $348 in 1999.

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

CONSOLIDATED:

Sales for the three months period ended June 30, 2000 were $48,056 or 26% higher than the $38,056 in the comparable period of 1999. The increase in sales is due to several factors, including (i) the addition of new wholesale accounts, (ii) an increase in reorders from existing customers, (iii) a 37% increase in retail sales due to the opening of additional Steve Madden retail stores during first quarter and second quarters of 2000, (iv) an increase in sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale"), and (v) an increase in the number of Steve Madden concept shops located in major department stores. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales. Also in the first quarter, the Company introduced a new brand, Stevies(TM). Stevies(TM) is a fashion brand which targets girls ages 6-9 and "tweens" ages 10-12. The Stevies brand commenced shipping to department stores throughout the country in the second quarter of 2000 and generated revenues of $1,416 for the three months period ended June 30, 2000. Also as of second quarter of 2000, seven licenses in 10 product classifications were signed for the Stevies(TM) brand with shipments to begin for the back to school season. The web site for Stevies at www.stevies.com went live in March of 2000.

Consolidated gross profit as a percentage of sales increased from 42.5% in 1999 to 43.6% in 2000 due to a change in the product mix, balanced sourcing and improved inventory management.

Selling, general and administrative (SG&A) expenses increased to $15,994 in 2000 from $13,019 in 1999. The increase in SG&A is due primarily to a 12% increase in payroll, officers' bonuses and payroll related expenses from $5,105 in 1999 to $5,692 in 2000. Also, the increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, printing/supplies and depreciation expenses by 50% from $2,369 in 1999 to $3,553 in 2000. Selling, designing and licensing costs increased to $4,012 in 2000 from $3,844 in 1999.

Income from operations for 2000 was $6,069 which represents an increase of $2,118 or 54% over the income from operations of $3,951 in 1999. Net income increased by 59% to $3,753 in 2000 from $2,364 in 1999.

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale") accounted for $21,185 or 44%, and $17,877 or 47%, of total sales in 2000 and 1999, respectively. This increase in sales is due to an increase in reorders from existing customers and an increase in the number of Steve Madden concepts shops located in major department stores. Gross profit as a percentage of sales decreased from 39% in 1999 to 37% in 2000 due to a higher than normal markdown experienced in the second quarter of 2000. Operating expenses decreased to $5,550 in 2000 from $6,200 in 1999 due to decreases in selling, designing marketing and advertising expenses. Madden Wholesale income from operations was $2,672 in 2000 compared to income from operations of $879 in 1999.

Sales from the l.e.i. Wholesale ("l.e.i. Wholesale") accounted for $8,566 or 18%, and $6,381 or 17%, of total sales in 2000 and 1999, respectively. The increase in sales is due to the addition of new "l.e.i. Wholesale" accounts and an increase in reorders from existing customers. l.e.i footwear now sells in over 3000 doors in the United States, primarily in department stores, including Macy's East, Burdines, Rich's, Hecht's, Filene's, Foley's, Dayton Hudson, Belk and JC Penney's, and in specialty store chains, such as Journey's. Gross profit as a percentage of sales increased from 34% in 1999 to 37% in 2000 due to changes in product mix, balanced sourcing and improved inventory management. Operating expenses increased to $1,598 in 2000 from $1,251 in 1999 due to increases in licensing fees and payroll and payroll related expenses. Additionally, selling and designing costs increased due to an increase in sales in the current period and to the Company's increased focus on selling and designing activities. Income from operations for l.e.i. Wholesale was $1,600 in 2000 compared to income from operations of $950 in 1999.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $667 or 1%, and $1,971 or 5%, of total sales in 2000 and 1999, respectively. The Company believes that the decrease in sales is primarily due to business being slow. The Company also believes that the introduction of a new management team in the second quarter of 2000 for Diva and the implementation of certain modifications to Diva's business will enhance operations in the future. Gross profit as a percentage of sales decreased from 34% in 1999 to 19% in 2000 for the reasons stated above. Operating expenses decreased to $329 in 2000 from $426 in 1999 due to the decrease in sales and to decreases in selling and designing expenses. Loss from operations from Diva was $201 in 2000 compared to income from operations of $249 in 1999.

The Company's new Stevies, Inc, Wholesale Division ("Stevies Wholesale") commenced shipping to department stores throughout the country in the second quarter of 2000. Stevies Wholesale generated revenue of $1,416 for the three months period ended June 30, 2000. There have been substantial product reorders and the Company is committed to the business going forward. Income from operations was $209 in 2000.

RETAIL DIVISION:

Sales from the Retail Division accounted for $16,222 or 34% and $11,827 or 31% of total revenues in 2000 and 1999, respectively. The increase in Retail Division sales is primarily due to the increase in number of Steve Madden retail stores to 57 in the second quarter of 2000 compared to 39 Steve Madden retail stores in the second quarter of 1999. Same store sales for the quarter ended June 30, 2000 increased by only 2% over the same period of 1999. (This 2% increase in the second quarter of 2000 compared to the 7.5% increase in the six months ended June 30, 2000 was due to the cooler than normal weather experienced in the northeast region of our country during the months of May and June. The northeast stores comprise over 65% of the Company's retail business). This increase in same store sales was driven by our ability to reorder bestsellers, test new products such as athletic inspired casuals, sneakers, cork bottom sandals and wood bottom casuals. Revenues from the internet store increased by 163% to $652 in second quarter of 2000 from $248 in second quarter of 1999. The Company expects sales generated through its website at www.stevenmadden.com to continue to increase as the Company makes additional styles available for sale on its website and usage of the internet continues to grow. Gross profit as a percentage of sales increased from 54.1% in 1999 to 56.5% in 2000 primarily due to changes in the product mix, balanced sourcing and improved inventory management. Operating expenses for the Retail Division increased to $7,682 or 47% of sales in 2000 from $4,760 or 40% of sales in 1999. This increase is due to increases in payroll and payroll related expenses such as incentive bonuses for store managers and the corporate retail management team, marketing and operating expenses for the internet store, occupancy, printing, computer and depreciation expenses as a result of opening 18 additional stores since June 30, 1999 to June 30, 2000. Income from operations from the retail division was $1,484 in 2000 compared to income from operations of $1,640 in 1999.

ADESSO-MADDEN DIVISION:

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $811 for the period ended June 30, 2000 which represents a 31.9% increase over commission revenues of $615 in 1999. This increase was primarily due to the growth in accounts such as Walmart, Parade of Shoes, Sears, Famous Footwear, Payless, Bass, MarMaxx, Bakers and Target and the growth in key classifications such as sandals, slides and dress shoes. Operating expenses increased to $506 in 2000 from $382 in 1999 due to increases in payroll and payroll related expenses. Income from operations from Adesso-Madden was $305 in 2000 compared to income from operations of $233 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $48,508 at June 30, 2000 compared to $36,843 in working capital from June 30, 1999. This represents an increase of $11,665. This increase in working capital is primarily due to increases in cash and inventories levels due to increases in revenues.

During the six months period ended June 30, 2000, the Company received $2,745 from the sale of its common stock in connection with exercise of stock options. The Company also repurchased 855,000 shares of the Company's common stock at a total cost of $5,776. On February 29, 2000, the Company announced a $1,500,000 stock repurchase program.

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

OPERATING ACTIVITIES

During the six month period ended June 30, 2000, cash used in operating activities was $7,858. Uses of cash arose principally from an increase in factored accounts receivable of $4,174, an increase in inventory of $6,269 and a decrease in accounts payable and accrued expenses of $3,610. Cash was provided principally by net income of $6,925.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2011. Future obligations under these lease agreements total approximately $45,500.

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

A significant portion of the Company's product is supplied from foreign manufacturers, the majority of which are located in Brazil, China, Italy and Mexico. Although the Company has not entered into long-term manufacturing contracts with any of these foreign companies, the

Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products if current suppliers need to be replaced. In addition, because the Company deals with U.S. currency for all transactions and intends to continue to do so, the Company believes there should be no foreign exchange considerations.

CAPITAL IMPROVEMENT ACTIVITIES

During the six months period ended June 30, 2000, the Company used cash of $5,117 to make leasehold improvements on new retail stores, office space and to acquire the POS computer system for the retail stores.

STOCK OPTION AND REPURCHASE ACTIVITIES

During the six months period ended June 30, 2000, the Company received $2,749 from the sale of its common stock in connection with exercise of stock options. The Company also repurchased 855,000 shares of the Company's common stocks at a total cost of $5,776. On February 29, 2000, the Company announced a $1,500,000 stock repurchase program.

LICENSE AGREEMENTS

Revenues from licensing increased by 85% to $606 in the first six months of 2000 from $328 in first six months of 1999. This increase was driven by increases in licensing income from leather sportswear, jewelry and sunglasses. As of June 30, 2000, the Company had 7 license partners covering 10 product categories for its Steve Madden brand. Also during the first quarter of 2000, the Company initiated 7 licensing agreements in 10 product categories for its Stevies brand. The product categories include handbags, hosiery, sunglasses, hair, fashion accessories, belts and jewelry. The Company is exploring additional licensing opportunities for both its Steve Madden and Stevies brands.

As of March 15, 2000, the Company and its sportswear licensee, Iron Will Group, Inc. executed a Termination Agreement with respect to that certain License Agreement dated as of January 1, 1999. Iron Will Group is an affiliate of Jordache Enterprises. The Termination Agreement required that Iron Will terminate its sale and distribution of Steve Madden Sportswear products on or before June 15, 2000. The Company is currently focusing on its leather sportswear which goods are produced and sold by its outerwear licensee. The Company is actively pursuing the engagement of a new sportswear licensee and continues to produce footwear products for the mass merchandise market under the Jordache brand name pursuant to a separate license agreement with Jordache Enterprises.

CERTAIN RECENT DEVELOPMENTS

         On June 20, 2000, Steven Madden, the Company's former Chairman and current Chief Executive Officer, was indicted in the Southern District and Eastern District of New York. The indictments allege that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended.

         Neither the indictments nor the SEC complaint alleges any wrongdoing by the Company or its other officers and directors. Mr. Madden has denied any improper conduct and has advised the Company that he will vigorously defend himself against any and all charges. See Part II, Legal Proceedings.

         On June 21, 2000, Steven Madden temporarily resigned as Chairman of the Board of Directors and the Company appointed Charles Koppelman as acting Chairman of the Board. Mr. Koppelman has been a director of the Company since June 1998. Mr. Madden continues to serve as the Company's Chief Executive Officer.

INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations. However, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

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

On July 7, 1999, the Company submitted its Answer and Counterclaims in the Arbitration. In addition to denying the claims asserted by Magnum and WK, the Company asserted a claim against Magnum and WK for the balance of the minimum royalty due under the Handbag License. The Company also asserted additional claims against Magnum and WK based on improper sales made during the term of the Handbag License and Magnum's improper liquidation of its inventory following termination of the Handbag License. Magnum and WK have denied the Company's counterclaims. Initial hearings were held in April 2000 and additional hearings are scheduled in September and October 2000.

The Company believes that it has meritorius defenses to the the claims asserted by Magnum and WK. Accordingly, the Company intends to vigorously contest Magnum's positions in this proceeding and to pursue its claims in such actions.

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

         As of August 9, 2000, six putative class action lawsuits have been commenced in the United States District Court for the Eastern District of New York against the Company, Mr. Madden and, in three of the actions, Rhonda J. Brown, the Company's President and Chief

Operating Officer, and Arvind Dharia, the Company's Chief Financial Officer. These actions are captioned: WILNER v. STEVEN MADDEN, LTD., ET AL., 00 CV 3676 (filed June 21, 2000); CONNOR v. STEVEN MADDEN, ET AL., 00 CV 3709 (filed June 22, 2000); BLUMENTHAL v. STEVEN MADDEN, LTD., ET AL., 00 CV 3709 (filed June 23,
2000); CURRY v. STEVEN MADDEN, LTD., ET AL., 00 CV 3766 (filed June 26, 2000); DEMPSTER v. STEVEN MADDEN LTD., ET AL., 00 CV 3702 (filed June 30, 2000); SALAFIA v. STEVEN MADDEN, LTD., ET AL., 00 CV 4289 (filed July 24, 2000). The complaints generally allege that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements, and failing to disclose material adverse information relating, among other things, to the matters and allegations concerning Mr. Madden. The plaintiffs seek an unspecified amount of damages, costs and expenses on behalf of themselves and all other purchasers of the Company's common stock either during the period June 21, 1997 through June 20, 2000 or the period November 3, 1999 through June 20, 2000 (depending upon the particular action). Although the Company has not yet answered or otherwise responded to these complaints, the Company believes that it has substantial defenses to the claims. "See Part I, Recent Developments."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 12, 2000, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

         (a) ELECTION OF DIRECTORS. The following directors to the Board of Directors of the Company were reelected for a term of one (1) year, each receiving 9,525,856 votes in favor of his/her election (80.2% of the shares outstanding): (i) Rhonda Brown; (ii) Steven Madden; (iii) Arvind Dharia; (iv) John Basile; (v) Charles Koppelman; (vi) John L. Madden; (vii) Peter Migliorini; and (viii) Les Wagner.

         (b) 1999 STOCK PLAN. An amendment to the Company's 1999 Stock Plan was approved by the stockholders of the Company (6,332,218 votes for, 3,584,658 votes against, and 4,435 votes withheld).

         (c) APPOINTMENT OF AUDITORS. The appointment of Richard A. Eisner & Company, LLP, as independent auditors of the Company, for fiscal year 2000 was approved by the stockholders of the Company (9,891,536 votes for, 24,850 votes against, and 4,925 votes withheld).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (b) Reports on Form 8-K.
                  (1) Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2000 with respect to Item 5.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STEVEN MADDEN, LTD

                                         /s/ ARVIND DHARIA
                                         -------------------------
                                         Arvind Dharia
                                         Chief Financial Officer

DATE:  AUGUST 14, 2000