Form 10-Q/A
period 2000-03-31
MADDEN STEVEN LTD
filed 2000-08-21
CIK 913241

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1


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

                                Yes  [X]     No  [ ]


   Class                                  Outstanding as of May 8, 2000
Common Stock                                       11,564,105

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


DATE:  AUGUST 21, 2000