Form 10-Q
period 2000-09-30
MADDEN STEVEN LTD
filed 2000-11-08
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 2000

(_) TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________________  to  _______________________

For Quarter Ended  SEPTEMBER  30,  2000       Commission  File  Number  0-23702
                   ---------------------                                -------

                               STEVEN MADDEN, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      13-3588231
------------------------------               ----------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization)

52-16 Barnett Avenue, Long Island City, New York              11104
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (718) 446-1800
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  [X]     No  [ ]
                                      -----       -----

    CLASS                   OUTSTANDING AS OF NOVEMBER 06, 2000
COMMON STOCK                            11,058,555

STEVEN MADDEN, LTD. AND SUBSIDIARIES

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets.....................................  3

          Consolidated Statements of Operations...........................  4

          Consolidated Statement of Cash Flows............................  5

          Notes to condensed consolidated
            financial statements..........................................  6


ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
            Operations....................................................  8

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings............................................... 20

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------    -----------
                                                               (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                  $     24,219    $   37,361
   Investments                                                                       257
   Accounts receivable - net of allowances of $952 and $886          2,989         1,207
   Due from factor - net of allowances of $894 and $624             18,142        12,146
   Inventories                                                      17,436        10,158
   Prepaid expenses and other current assets                         1,373           867
   Deferred taxes                                                      800           800
                                                              ------------    ----------

        Total current assets                                        64,959        62,796

Property and equipment, net                                         16,021        11,114
Deferred taxes                                                       1,612         1,612
Deposits and other                                                     246           269
Cost in excess of fair value of net assets acquired - net
   of accumulated amortization of $540 and $436                      2,240         2,344
                                                              ------------    ----------

                                                              $     85,078    $   78,135
                                                              ============    ==========


LIABILITIES
Current liabilities:
   Current portion of lease payable                           $        111    $      116
   Accounts payable                                                  8,252         6,542
   Accrued expenses                                                  3,816         2,528
   Income tax payable                                                   98         4,957
   Accrued bonuses                                                     755           577
                                                              ------------    ----------

        Total current liabilities                                   13,032        14,720

Deferred rent                                                          984           777
Lease payable, less current portion                                    114           203
                                                              ------------    ----------

                                                                    14,130        15,700
                                                              ------------    ----------

Contingencies (Note D)

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value, 60,000,000 shares
   authorized, 12,300 and 11,798 issued and outstanding                  1             1
Additional paid-in capital                                          45,669        42,906
Retained earnings                                                   34,247        22,722
Unearned compensation                                                 (992)       (1,279)
Treasury stock at cost - 1,245 and 345 shares                       (7,977)       (1,915)
                                                              ------------    ----------

                                                                    70,948        62,435
                                                              ------------    ----------

                                                              $     85,078    $   78,135
                                                              ============    ==========

See notes to financial statements.                                             3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                  ------------------------    ------------------------
                                                     2000          1999          2000          1999
                                                  ----------    ----------    ----------    ----------

Net sales                                         $   60,108    $   48,963    $  152,274    $  113,750
Cost of sales                                         33,620        28,962        86,668        66,639
                                                  ----------    ----------    ----------    ----------

Gross profit                                          26,488        20,001        65,606        47,111
Commission and licensing fee income                    1,233           896         3,367         2,389
Operating expenses                                   (20,022)      (15,014)      (50,437)      (37,386)
                                                  ----------    ----------    ----------    ----------

Income from operations                                 7,699         5,883        18,536        12,114
Interest income, net                                     219           169         1,226           501
Gain on sale of marketable securities                                                230
                                                  ----------    ----------    ----------    ----------

Income before provision for income taxes               7,918         6,052        19,992        12,615
Provision for income taxes                             3,318         2,604         8,467         5,392
                                                  ----------    ----------    ----------    ----------

NET INCOME                                        $    4,600    $    3,448    $   11,525    $    7,223
                                                  ==========    ==========    ==========    ==========

BASIC INCOME PER SHARE                                 $0.42         $0.32         $1.01         $0.67
                                                       =====         =====         =====         =====

DILUTED INCOME PER SHARE                               $0.38         $0.27         $0.89         $0.59
                                                       =====         =====         =====         =====

Weighted average common shares
   outstanding - basic                                11,056        10,811        11,395        10,722
Effect of potential common shares from exercise
   of options and warrants                               921         1,804         1,504         1,549
                                                  ----------    ----------    ----------    ----------

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                              11,977        12,615        12,899        12,271
                                                  ==========    ==========    ==========    ==========

See notes to financial statements.                                            4

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   ------------------------
                                                                      2000          1999
                                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $   11,525    $    7,223
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
        Issuance of compensatory stock options                                          474
        Depreciation and amortization                                   2,576         1,393
        Deferred compensation                                             287           287
        Provision for bad debts                                           336           361
        Gain on sale of marketable securities                            (230)
        Deferred rent expense                                             207           297
        Changes in:
           Accounts receivable                                         (1,848)         (510)
           Due from factor                                             (6,266)       (9,720)
           Inventories                                                 (7,278)       (3,609)
           Prepaid expenses and other assets                             (483)        1,902
           Accounts payable and accrued expenses                       (1,683)        7,698
                                                                   ----------    ----------

             Net cash (used in) provided by operating activities       (2,857)        5,796
                                                                   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                                  (7,379)       (4,017)
   Sale/maturity of investment securities                                 487           499
                                                                   ----------    ----------

             Net cash used in investing activities                     (6,892)       (3,518)
                                                                   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from options and warrants exercised                         2,763         2,234
   Purchase of treasury stock                                          (6,062)         (678)
   Repayment of lease obligations                                         (94)          (53)
                                                                   ----------    ----------

             Net cash (used in) provided by financing activities       (3,393)        1,503
                                                                   ----------    ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (13,142)        3,781
Cash and cash equivalents - beginning of period                        37,361        14,642
                                                                   ----------    ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $   24,219    $   18,423

See notes to financial statements.                                            5

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") as of September 30, 2000, and the results of their operations and cash flows for the six month and three-month periods then ended. The results of operations for the nine month and nine-month periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in the Annual Report of Steven Madden, Ltd. on Form 10-K.

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

NOTE D - PENDING LITIGATION

[1]      CLASS ACTION LITIGATION:

         As of August 9, 2000, six class action lawsuits were commenced in the United States District Court for the Eastern District of New York against the Company, Mr. Madden and, in three of the actions, Rhonda J. Brown, the Company's President and Chief Operating Officer, and Arvind Dharia, the Company's Chief Financial Officer.

         The complaints generally allege that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements, and failing to disclose material adverse information relating, among other things, to certain matters and allegations concerning Mr. Madden. The plaintiffs seek an unspecified amount of damages, costs and expenses on behalf of themselves and all other purchasers of the Company's common stock either during the period June 21, 1997 through June 20, 2000 or the period November 3, 1999 through June 20, 2000 (depending upon the particular action). Although the Company has not yet answered or otherwise responded to these complaints, the Company believes that it has substantial defenses to the claims

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000


NOTE D - PENDING LITIGATION (CONTINUED)

[2]      DERIVATIVE ACTION:

         On or about September 26, 2000, a putative shareholders derivative action was commenced in the United States District Court for the Eastern District of New York, captioned, HERRERA V. STEVEN MADDEN AND STEVEN MADDEN, LTD., 00 CV 5803 (JG). The Company is named as a nominal defendant in the action. The complaint seeks to recover alleged damages on behalf of the Company from Mr. Madden arising from his June 20, 2000 indictment and to require him to disgorge certain profits, bonuses and stock option grants he received from the Company.

[3]      LITIGATION SETTLEMENTS:

         The actions involving Magnum Fashions, Inc. and Lee N' Gi were settled in September 2000 for a nominal amount.

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

The following table sets forth information on operations for the periods indicated:

                           PERCENTAGE OF NET REVENUES
                                NINE MONTHS ENDED
                                  SEPTEMBER 30
                                ($ in thousands)

CONSOLIDATED:                           2000                   1999
------------                            ----                   ----

Net Sales                               $152,274        100%   $113,750        100%
Cost of Sales                             86,668         57      66,639         59
Other Operating Income                     3,367          2       2,389          2
Operating Expenses                        50,437         33      37,386         33
Income from Operations                    18,536         12      12,114         11
Interest Income (Expense) Net              1,226          1         501          0
Gain on sale of Marketable Securities        230          0          --         --
Income Before Income Taxes                19,992         13      12,615         11
Net Income                                11,525          8       7,223          6

                           PERCENTAGE OF NET REVENUES
                                NINE MONTHS ENDED
                                  SEPTEMBER 30
                                ($ in thousands)

By Segment                      2000                     1999
                                ----                     ----

WHOLESALE DIVISIONS:
--------------------

STEVEN MADDEN, LTD
Net Sales                       $ 69,331         100%    $ 54,288        100%
Cost of Sales                     43,208          62       34,142         63
Other Operating Income               704           1          531          1
Operating Expenses                19,629          28       16,657         31
Income from Operations             7,198          10        4,020          7

l.e.i. FOOTWEAR:
Net Sales                       $ 28,575         100%    $ 21,293        100%
Cost of sales                     18,183          64       13,910         65
Operating Expenses                 5,431          19        4,377         21
Income from Operations             4,961          17        3,006         14

DIVA ACQUISITION CORP:
Net Sales                       $  2,980         100%    $  5,614        100%
Cost of sales                      2,070          69        3,773         67
Operating Expenses                   951          32        1,113         20
Income (Loss) from Operations        (41)         (1)         728         13

STEVIES INC.:
Net Sales                       $  4,678         100%          --         --
Cost of sales                      2,908          62           --         --
Other Operating Income               151           3           --         --
Operating Expenses                 1,144          25           --         --
Income from Operations               777          17           --         --

STEVEN MADDEN RETAIL INC.:
--------------------------
Net Sales                       $ 46,710         100%    $ 32,555        100%
Cost of Sales                     20,299          43       14,814         46
Operating Expenses                21,914          47       13,998         43
Income from Operations             4,497          10        3,743         11

                           PERCENTAGE OF NET REVENUES
                                NINE MONTHS ENDED
                                  SEPTEMBER 30
                                ($ in thousands)

By Segment (Continued)

ADESSO MADDEN INC.:             2000               1999
-------------------             ----               ----
 (FIRST COST)

Other Operating Revenue         $2,512      100%   $1,858      100%
Operating Expenses               1,368       54     1,241       67
Income from Operations           1,144       46       617       33

                           PERCENTAGE OF NET REVENUES
                               THREE MONTHS ENDED
                                  SEPTEMBER 30
                                ($ in thousands)

CONSOLIDATED:                   2000                 1999
------------                    ----                 ----

Net Sales                       $60,108       100%   $48,963       100%
Cost of Sales                    33,620        56     28,962        59
Other Operating Income            1,233         2        896         2
Operating Expenses               20,022        33     15,014        31
Income from Operations            7,699        13      5,883        12
Interest Income (Expense) Net       219         0        169         0
Income Before Income Taxes        7,918        13      6,052        12
Net Income                        4,600         8      3,448         7

By Segment

WHOLESALE DIVISIONS:
--------------------

STEVEN MADDEN, LTD
Net Sales                       $26,125       100%   $24,155       100%
Cost of Sales                    16,076        62     15,451        64
Other Operating Income              140         1        203         1
Operating Expenses                7,932        30      6,602        27
Income from Operations            2,257         9      2,305        10

l.e.i. FOOTWEAR:
Net Sales                       $10,277       100%   $ 9,534       100%
Cost of sales                     6,377        62      6,020        63
Operating Expenses                2,008        20      2,149        23
Income from Operations            1,892        18      1,365        14

DIVA ACQUISITION CORP:
Net Sales                       $ 1,233       100%   $ 2,188       100%
Cost of sales                       804        65      1,467        67
Operating Expenses                  428        35        419        19
Income from Operations                1         0        302        14

                           PERCENTAGE OF NET REVENUES
                               THREE MONTHS ENDED
                                  SEPTEMBER 30
                                ($ in thousands)

By Segment (Continued)       2000                 1999
                             ----                 ----

STEVIES INC.:
Net Sales                    $ 3,263       100%        --        --
Cost of Sales                  2,025        62         --        --
Other Operating Income           109         3         --        --
Operating Expenses               700        21         --        --
Income from Operations           647        20         --        --

STEVEN MADDEN RETAIL INC.:
--------------------------

Net Sales                    $19,210       100%   $13,086       100%
Cost of Sales                  8,338        43      6,024        46
Operating Expenses             8,561        45      5,420        41
Income from Operations         2,311        12      1,642        13

ADESSO MADDEN INC.:
-------------------
 (FIRST COST)

Other Operating Revenue      $   984       100%   $   693       100%
Operating Expenses               393        40        424        61
Income from Operations           591        60        269        39


RESULTS OF OPERATIONS
($ in thousands)
NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

CONSOLIDATED:

Sales for the nine month period ended September 30, 2000 were $152,274 or 34% higher than the $113,750 in the comparable period of 1999. The increase in sales is due to several factors, including (i) the addition of new wholesale accounts,
(ii) an increase in reorders from existing customers, (iii) a 43% increase in retail sales due to the opening of additional Steve Madden retail stores during first, second and third quarters of 2000 and increases in same store sales, (iv) an increase in sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale"),
(v) an increase in the number of Steve Madden concept shops located in major department stores and specialty stores, and (vi) an increase in public awareness with respect to the Company's brands. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales. Also in the first quarter, the Company introduced a new brand, Stevies(TM). Stevies(TM) is a fashion brand which targets girls ages 6-9 and "tweens" ages 10-12. The Company's new Stevies Wholesale Division ("Stevies Wholesale") commenced shipping to department stores throughout the country in the second quarter of 2000. Stevies Wholesale generated revenue of $4,678 for the nine month period ended September 30, 2000. Also, during the nine month period ended September 30, 2000, 10 licenses in 12 product classifications were signed for the Stevies(TM) brand. The web site for Stevies at WWW.STEVIES.COM went live in March of 2000.

Consolidated gross profit as a percentage of sales in first nine months of 2000 increased to 43% as compared 41% for the first nine months of 1999 due to a change in the product mix, balanced sourcing and improved inventory management.

Selling, general and administrative (SG&A) expenses increased to $50,437 in 2000 from $37,886 in 1999. The increase in SG&A is due primarily to a 28% increase in payroll, officers' bonuses, payroll related expenses and professional and consulting fees from $13,850 in 1999 to $17,747 in 2000. Also, selling, designing and licensing costs increased by 29% from $10,365 in 1999 to $13,342 in 2000. This is due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. The increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, printing/supplies and depreciation expenses by 48% from $7,441 in 1999 to $11,042 in 2000.

Income from operations for 2000 was $18,536 which represents an increase of $6,422 or 53% over the income from operations of $12,114 in 1999. Net income increased by 60% to $11,525 in 2000 from $7,223 in 1999.

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale") accounted for $69,331 or 46%, and $54,288 or 48%, of total sales in 2000 and 1999, respectively. This increase in sales is due to an increase in reorders from existing customers and an increase in the number of Steve Madden concepts shops located in major department stores and specialty stores throughout the country. Gross profit as a percentage of sales increased from 37% in 1999 to 38% in 2000 due to a change in the product mix, balanced sourcing and improved inventory management. Operating expenses increased to $19,629 in 2000 from $16,657 in 1999. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel. Additionally, selling, designing and licensing costs increased due to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. Madden Wholesale income from operations was $7,198 in 2000 compared to income from operations of $4,020 in 1999.

Sales from the l.e.i. Wholesale ("l.e.i. Wholesale") accounted for $28,575 or 19%, and $21,293 or 19% of total sales in 2000 and 1999, respectively. The increase in sales is due to the addition of new "l.e.i. Wholesale" accounts and an increase in reorders from existing customers. l.e.i footwear now sells in over 3,200 doors in 2000 compared to 2,400 doors in 1999, in the United States, primarily in department stores, including Macy's East, Burdines, Rich's, Hecht's, Filene's, Foley's, Kohl's, Belk and JC Penney's, and in specialty store chains, such as Journey's and Mandees. Also, during the third quarter, l.e.i. Wholesale division shipped shoes to Kohl's for the first time. Gross profit as a percentage of sales increased from 35% in 1999 to 36% in 2000 due to changes in product mix, balanced sourcing and improved inventory management. Operating expenses increased to $5,431 in 2000 from $4,377 in 1999 due to increases in occupancy and payroll and payroll related expenses. Additionally, sales commissions, selling, designing and licensing costs increased due to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. Income from operations for l.e.i. Wholesale was $4,961 in 2000 compared to income from operations of $3,006 in 1999.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $2,980 or 2%, and $5,614 or 5%, of total sales in 2000 and 1999, respectively. The Company believes that the decrease in sales is primarily due to the introduction of a new management team for Diva in the second quarter of 2000. Gross profit as a percentage of sales decreased from 33% in 1999 to 31% in 2000 for the reasons stated above. Operating expenses decreased to $951 in 2000 from $1,113 in 1999 due to the decrease in sales commission expenses as a result of the decrease in sales and to decreases in selling and designing expenses. Loss from operations from Diva was $41 in 2000 compared to income from operations of $728 in 1999.

The Company's new Stevies Wholesale Division ("Stevies Wholesale") commenced shipping to department stores and specialty stores throughout the country in the second quarter of 2000. Stevies Wholesale generated revenue of $4,678 for the nine month period ended September 30, 2000. Stevies now sells in over 1000 doors including store groups such as Nordstorms, Federated Department stores, May Company, Belk, Dillards, Limited Too, as well as, childrens' independent shoe stores throughout the country. The Stevies brand ended the third quarter with over 800 Stevies concept shop locations and over 500 Stevies accessories concept shop locations. Stevies accessory concept shops house Stevies licensed accessories and slippers. Gross profit as a percentage of sales was 38% for the nine month period ended September 30, 2000. Income from operations was $777 in 2000.

RETAIL DIVISION:

Sales from the Retail Division accounted for $46,710 or 31% and $32,555 or 29% of total revenues in 2000 and 1999, respectively. This increase in Retail Division sales is primarily due to the increase in number of Steve Madden retail stores to 64 as of September 30, 2000 compared to 45 Steve Madden retail stores as of September 30, 1999. Same store sales for the first nine months ended September 30, 2000 increased 9% over the same period of 1999. This increase in same store sales is due to the Company's ability to reorder bestsellers, test new products such as athletic inspired casuals, sneakers, boots and tailored shoes. Revenues from the internet store for the quarter ended September 30, 2000 increased by 260% over the same period of 1999. The Company expects sales generated through its websites at WWW.STEVEMADDEN.COM and WWW.STEVIES.COM to continue to increase as the Company makes additional styles available for sale on its website and usage of the internet continues to grow. Gross profit as a percentage of sales increased from 54% in 1999 to 57% in 2000 primarily due to changes in product mix, balanced sourcing and improved inventory management. Operating expenses increased to $21,914 or 47% of sales in 2000 from $13,998 or 43% of sales in 1999. This increase was due to increases in payroll and payroll related expenses such as incentive bonuses for store managers and the corporate retail management team, marketing and operating expenses for the internet store, occupancy, printing, computer and depreciation expenses as a result of opening 19 additional stores since September 30, 1999. Income from operations from the retail division was $4,497 in 2000 compared to income from operations of $3,743 in 1999.

ADESSO-MADDEN DIVISION:

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $2,512 for the nine month period ended September 30, 2000 which represents a 35% increase over commission revenues of $1,858 during the same period in 1999. This increase was primarily due to the growth in accounts such as Walmart, Parade of Shoes, Sears, Famous Footwear, Payless, Bass, MarMaxx, Bakers, and Target kids. Operating expenses increased to $1,368 in 2000 from $1,241 in 1999 primarily due to increases in payroll and payroll related expenses. Income from operations from Adesso-Madden was $1,144 in 2000 compared to income from operations of $617 in 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

CONSOLIDATED:

Sales for the three month period ended September 30, 2000 were $60,108 or 23% higher than the $48,963 in the comparable period of 1999. The increase in sales is due to several factors, including (i) the addition of new wholesale accounts,
(ii) an increase in reorders from existing customers, (iii) a 47% increase in retail sales due to the opening of additional Steve Madden retail stores during first quarter, second and third quarters of 2000 and increases in same store sales, (iv) an increase in sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale"), (v) an increase in the number of Steve Madden concept shops located in major department stores and specialty stores, and (vi) an increase in public awareness with respect to the Company's brands. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales. Also in the first quarter, the Company introduced a new brand, Stevies(TM). Stevies(TM) is a fashion brand which targets girls ages 6-9 and "tweens" ages 10-12. The Stevies brand commenced shipping to department stores throughout the country in the second quarter of 2000 and generated revenues of $3,263 for the three month period ended September 30, 2000. Also as of third quarter of 2000 10 licenses in 12 product classifications were signed for the Stevies(TM) brand. The web site for Stevies at WWW.STEVIES.COM went live in March of 2000.

Consolidated gross profit as a percentage of sales increased from 41% in 1999 to 44% in 2000. Higher margin classifications drove the gross profit as a percentage of sales. Such classifications were athletic, boots and tailored shoes. In addition, retail which had higher margin accounted for 32% of total revenues in 2000 compared to 27% of total revenues in 1999.

Selling, general and administrative (SG&A) expenses increased to $20,022 in 2000 from $15,014 in 1999. The increase in SG&A is due primarily to a 35% increase in payroll, officers' bonuses, payroll related expenses and professional and consulting fees from $5,005 in 1999 to $6,736 in 2000. Additionally, the Company focused its efforts on marketing and advertising thus increasing those expenses by 85% from $1,383 in 1999 to $2,561 in 2000. Also, the increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, computer, printing/supplies and depreciation expenses by 52% from $2,948 in 1999 to $4,479 in 2000.

Income from operations for 2000 was $7,699 which represents an increase of $1,816 or 31% over the income from operations of $5,883 in 1999. Net income increased by 33% to $4,600 in 2000 from $3,448 in 1999.

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale") accounted for $26,125 or 44%, and $24,155 or 49%, of total sales in 2000 and 1999, respectively. This increase in sales is due to an increase in reorders from existing customers and an increase in the number of Steve Madden concepts shops located in major department stores and specialty stores throughout the country. Gross profit as a percentage of sales increased from 36% in 1999 to 38% in 2000 due to a change in the product mix, balanced sourcing and improved inventory management. Operating expenses increased to $7,932 in 2000 from $6,602 in 1999. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel. Additionally, the Company focused its efforts on marketing and advertising thus increasing those expenses. Madden Wholesale income from operations was $2,257 in 2000 compared to income from operations of $2,305 in 1999.

Sales from the l.e.i. Wholesale ("l.e.i. Wholesale") accounted for $10,277 or 17%, and $9,534 or 20%, of total sales in 2000 and 1999, respectively. The increase in sales is due to the addition of new "l.e.i. Wholesale" accounts and an increase in reorders from existing customers. l.e.i footwear now sells in over 3200 doors in 2000 compared to 2,400 doors in 1999, in the United States, primarily in department stores, including Macy's East, Burdines, Rich's, Hecht's, Filene's, Foley's, Kohl's, Belk and JC Penney's, and in specialty store chains, such as Journey's Mandees. Also, during the third quarter, l.e.i. Wholesale shipped shoes to Kohl's for the first time. Gross profit as a percentage of sales increased from 37% in 1999 to 38% in 2000 due to changes in product mix, balanced sourcing and improved inventory management. Operating expenses increased to $2,008 in 2000 from $2,149 in 1999 due to increases in licensing fees and payroll and payroll related expenses. Additionally, selling and designing costs increased due to an increase in sales in the current period and to the Company's increased focus on selling and designing activities. Income from operations for l.e.i. Wholesale was $1,892 in 2000 compared to income from operations of $1,365 in 1999.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $1,233 or 2%, and $2,188 or 11%, of total sales in 2000 and 1999, respectively. The Company believes that the decrease in sales is primarily due to the introduction of a new management team for Diva in the second quarter of 2000. Gross profit as a percentage of sales increased from 33% in 1999 to 35% in 2000 due to changes in product mix, balanced sourcing and improved inventory management. Operating expenses increased to $428 in 2000 from $419 in 1999 due to increases in payroll and payroll related expenses. Income from operations from Diva was $1 in 2000 compared to income from operations of $302 in 1999.

The Company's new Stevies Wholesale Division ("Stevies Wholesale") commenced shipping to department stores throughout the country in the second quarter of 2000. Stevies Wholesale generated revenue of $3,263 for the three month period ended September 30, 2000. Stevies now sells in over 1000 doors including store groups such as Nordstorms, Federated Department stores, May Company, Belk, Dillards, Limited Too, as well as, childrens' independent shoe stores throughout the country. The Stevies shoe brand ended the third quarter with over 800 Stevies concept shop locations and over 500 Stevies accessories concept shop locations. Stevies accessory concept shops house Stevies licensed accessories and slippers. Gross profit as a percentage of sales was 38% for the three month period ended September 30, 2000. Income from operations was $647 in 2000.

RETAIL DIVISION:

Sales from the Retail Division accounted for $19,210 or 32% and $13,086 or 27% of total revenues in 2000 and 1999, respectively. The increase in Retail Division sales is primarily due to the increase in number of Steve Madden retail stores to 64 in the third quarter of 2000 compared to 45 Steve Madden retail stores in the third quarter of 1999. Same store sales for the quarter ended September 30, 2000 increased by 12% over the same period of 1999. This increase in same store sales was driven by our ability to reorder bestsellers, test new products such as key sport booties, European influenced athletic casuals shoes, basic sneakers, sandals and casual loafers. Revenues from the internet store for the quarter ended September 30, 2000 increased by 268% over the same period of 1999. The Company expects sales generated through its websites at WWW.STEVEMADDEN.COM and WWW.STEVEIES.COM to continue to increase as the Company makes additional styles available for sale on its website and usage of the internet continues to grow. Gross profit as a percentage of sales increased from 54% in 1999 to 57% in 2000 primarily due to changes in the product mix, balanced sourcing and improved inventory management. Operating expenses for the Retail Division increased to $8,561 or 45% of sales in 2000 from $5,420 or 41% of sales in 1999. This increase is due to increases in payroll and payroll related expenses such as incentive bonuses for store managers and the corporate retail management team, marketing and operating expenses for the internet store, occupancy, printing, computer and depreciation expenses as a result of opening 19 additional stores since September 30, 1999. Income from operations from the retail division was $2,311 in 2000 compared to income from operations of $1,642 in 1999.

ADESSO-MADDEN DIVISION:

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $984 for the three month period ended September 30, 2000 which represents a 42% increase over commission revenues of $693 in 1999. This increase was primarily due to the growth in accounts such as Walmart, Parade of Shoes, Sears, Famous Footwear, Payless, Bass, MarMaxx, Bakers and Target Kids. Operating expenses decreased to $393 in 2000 from $424 in 1999 due to decreases in selling and designing expenses. Income from operations from Adesso-Madden was $591 in 2000 compared to income from operations of $269 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $51,927 at September 30, 2000 compared to $40,740 in working capital from September 30, 1999. This represents an increase of $11,187. This increase in working capital is primarily due to increases in accounts receivables and inventories levels due to increases in revenues and additional retail stores.

During the nine month period ended September 30, 2000 the Company received $2,763 from the sale of its common stock in connection with exercise of stock options. On February 29, 2000, the Company announced a 1,500,000 shares repurchase program. As of September 30, 2000 the Company has repurchased 900,000 shares of the Company's common stock at a total cost of $6,062.

The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company's Wholesale Division sells approximately sixty percent (60%) of its products to department stores, including Federated Department Stores (Bloomingdales, Bon Marche, Burdines, Macy's and Rich's), May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank, Lord & Taylor and Robinsons May), Dillard's, Dayton-Hudson and Nordstrom and approximately forty percent (40%) to specialty stores, including Journey's, Wet Seal and The Buckle and catalog retailers, including Victoria's Secret and Fingerhut. Federated Department Stores and May Department Stores presently account for approximately twenty one percent (21%) and fifteen percent (15%) of the Company's Wholesale Division sales, respectively.

OPERATING ACTIVITIES

During the nine month period ended September 30, 2000, cash used in operating activities was $2,857. Uses of cash arose principally from an increase in factored accounts receivable of $6,266 an increase in inventory of $7,278. Cash was provided principally by net income of $11,525.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2011. Future obligations under these lease agreements total approximately $51,300.

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

CAPITAL IMPROVEMENT ACTIVITIES

During the nine month period ended September 30, 2000, the Company used cash of $7,379 to make leasehold improvements on new retail stores, office space and to acquire the point of sale computer system for the retail stores.

STOCK OPTION AND REPURCHASE ACTIVITIES

During the nine month period ended September 30, 2000, the Company received $2,763 from the sale of its common stock in connection with exercise of stock options. On February 29, 2000, the Company announced a 1,500,000 shares repurchase program. As of September 30, 2000 the Company has repurchased 900,000 shares of the Company's common stock at a total cost of $6,062.

LICENSE AGREEMENTS

Revenues from licensing increased by 61% to $855 in the first nine months of 2000 from $531 in first nine months of 1999. This increase was driven by increases in licensing income from leather sportswear, jewelry and sunglasses. As of September 30, 2000, the Company had 7 license partners covering 10 product categories for its Steve Madden brand. Also, during the first quarter of 2000, the Company initiated 10 licensing agreements in 12 product categories for its Stevies brand. The product categories include handbags, hosiery, sunglasses, hair, fashion accessories, belts, jewelry, sportswear and watches. The Company is exploring additional licensing opportunities for both its Steve Madden and Stevies brands.

As of March 15, 2000, the Company and its sportswear licensee, Iron Will Group, Inc. executed a Termination Agreement with respect to that certain License Agreement dated as of January 1, 1999. Iron Will Group is an affiliate of Jordache Enterprises. The Termination Agreement required that Iron Will terminate its sale and distribution of Steve Madden Sportswear products on or before June 15, 2000. The Company is currently focusing on its leather sportswear which goods are produced and sold by its outerwear licensee. The Company is pursuing the engagement of a new sportswear licensee and continues to produce footwear products for the mass merchandise market under the Jordache brand name pursuant to a separate license agreement with Jordache Enterprises.

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

Neither the indictments nor the SEC complaint alleges any wrongdoing by the Company or its other officers and directors. Mr. Madden has denied any improper conduct and has advised the Company that he will vigorously defend himself against any and all charges. See Part II, Legal Proceedings.
                                                                              18

On June 21, 2000, Steven Madden resigned as Chairman of the Board of Directors and the Company appointed Charles Koppelman as acting Chairman of the Board. Mr. Koppelman has been a director of the Company since June 1998. Mr. Madden continues to serve as the Company's Chief Executive Officer.

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

MAGNUM FASHIONS INC., ET AL. V. STEVEN MADDEN, LTD. On or about May 25, 1999, Magnum Fashions, Inc. and WK Maxy Industries, Ltd. commenced an arbitration proceeding against the Company before the America Arbitration Association. In September 2000, the parties settled all claims and the action was terminated.

STEVEN MADDEN, LTD. V. LEE N' GI. On or about October 27, 1999, the Company commenced an action in the New York State Supreme Court, New York County, entitled STEVEN MADDEN, LTD. V. LEE N' GI, Index No. 121900/99. In September 2000, the parties settled all claims and the action was terminated.

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

On or about September 26, 2000, a putative shareholders derivative action was commenced in the United States District Court for the Eastern District of New York, captioned, HERRERA V. STEVEN MADDEN AND STEVEN MADDEN, LTD., 00 CV 5803
(JG). The Company is named as a nominal defendant in the action. The complaint seeks to recover alleged damages on behalf of the Company from Mr. Madden arising from his June 20, 2000 indictment and to require him to disgorge certain profits, bonuses and stock option grants he received from the Company.

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

DATE:  November 8, 2000