Form 10-K
period 2000-12-31
MADDEN STEVEN LTD
filed 2001-03-30
CIK 913241

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

For the fiscal year ended December 31, 2000       Commission File Number 0-23702

                               STEVEN MADDEN, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    13-3588231
    ----------------------------                       ----------------
    (State or other jurisdiction                       (I.R.S. employer
  of incorporation or organization)                   identification no.)

52-16 Barnett Avenue, Long Island City, New York           11104
------------------------------------------------           -----
   (Address of principal executive offices)              (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (718) 446-1800
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:       None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $.0001 per share

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2001 was approximately $155,995,392.

      The number of outstanding shares of the registrant's common stock as of March 20, 2001 was 12,526,109 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
      PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED FOR MAY 25, 2001.

================================================================================

                                TABLE OF CONTENTS

BUSINESS.......................................................................2

PROPERTIES....................................................................20

LEGAL PROCEEDINGS.............................................................21

SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS............................22

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........23

SELECTED FINANCIAL DATA.......................................................24

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.....................................................25

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................34

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................34

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE......................................................34

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT...........34

EXECUTIVE COMPENSATION........................................................34

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................35

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................35

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............35

                                     PART I

Item 1.  BUSINESS.

         Steven Madden, Ltd. (together with its subsidiaries, the "Company") designs, sources, markets and sells fashion-forward footwear brands for women, men and children. The Company distributes products through its retail stores, its e-commerce websites, catalogs and department and specialty store locations in the United States and Canada. The Company's product line includes core products, which are sold year-round, complemented by a broad range of updated styles which are designed to establish or capitalize on market trends.

         The Company's business is comprised of three (3) distinct segments. The wholesale division includes five (5) brands: Steve Madden(R), David Aaron(R), l.e.i.(R), Stevies(TM) and the recently introduced Steve Madden Mens brand. Steven Madden Retail, Inc., the Company's wholly owned retail subsidiary, operates Steve Madden and David Aaron retail stores as well as the Company's outlet stores and e-commerce web sites. The Company's wholly owned private label subsidiary, Adesso-Madden, Inc., designs and sources footwear products under private labels for many of the country's largest mass merchandisers. The Company also licenses its Steve Madden(R) and Stevies(TM) trademarks for several accessory and apparel categories.

         Steven Madden, Ltd., was incorporated as a New York corporation on July 9, 1990 and reincorporated under the same name in Delaware in November 1998. The Company was founded and developed by Steven Madden, its principal designer, and Chief Executive Officer and former Chairman of the Board, which has established a reputation for its creative designs, popular styles and quality products at accessible price points. The Company completed its initial public offering in December 1993 and its shares of Common Stock currently trade on The Nasdaq National Market under the symbol "SHOO".

RECENT DEVELOPMENTS

         In January 2000, the Company announced the launch of its new Stevies(TM) brand which is marketed to girls ages 6 to 12 years old. The new footwear line mirrors some of the design concepts and attitudes present in the Steve Madden(R) brand and is distributed through moderate and better department stores and footwear specialty stores. The Company commenced shipping Stevies' products in time for the most recent back-to-school season.

         During the Spring and Summer of 2000, the Company also licensed the Stevies(TM) trademark for additional product categories and launched the e-commerce website, WWW.STEVIES.COM. In light of the fact that the Company believed that licensing opportunities were not being fully exploited, in January 2001 the Company engaged Jassin O'Rourke Group, LLC, a consulting firm, to enhance the Company's licensing efforts. In February 2001, the Company terminated existing licensing agreements for jewelry and hair accessories for the Steve Madden(R) and Stevies(TM) brands, and sportswear for the Stevies(TM) brand. The Company expects that, with the assistance of Jassin O'Rourke, it will be successful in improving its licensed product business.

         On October 2, 2000, the Company announced the engagement of Bear Stearns & Company as financial advisor to the Company. Bear Stearns was engaged to explore strategic alternatives for the Company.

         In November 2000, the Company announced its plans to launch the Steve Madden Mens footwear line. The line is managed by the Company's wholesale division and is designed and marketed with the signature Steve Madden(R) brand name. A preview of the new line debuted at the FFANY Shoe Show in December 2000 and select styles were shipped to retail customers for the Spring 2001 selling season. The full collections were unveiled in February 2001 at the MAGIC and WSA Shoe Shows in Las Vegas. The new men's collection is targeted towards stylish male consumers between the ages of 20 and 35. The line incorporates similar design themes present in the Steve Madden women's footwear collection with retail price points ranging from $79-$99 a pair.

         The Company maintains its principal executive offices at 52-16 Barnett Avenue, Long Island City, NY 11104, telephone number (718) 446-1800.

STEVEN MADDEN - WHOLESALE DIVISION

         The wholesale division sources, sells and markets the Company's Steve Madden(R) brand to major department stores, better specialty stores, and shoe stores throughout the country and Canada. During the last few years the Steve Madden(R) product line has become a leading footwear brand in the fashion conscious junior marketplace. By the end of 2000, the Steve Madden brand was sold in approximately 3,000 doors throughout the country. To serve its customers (primarily women ages 16 to 25), the wholesale division creates and markets fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at reasonable prices. In November 2000, the wholesale division expanded its marketing plan to include a men's footwear line which targets fashion conscious men ages 20 to 35.

         As the Company's largest division, the Steve Madden(R) wholesale division accounted for $87,977,000 in sales in 2000, or approximately 43% of the Company's total revenues. Many of the wholesale division's newly created styles are test marketed at the Company's retail stores. Within a few days, the Company can determine if a test product appeals to customers. This enables the Company to use its flexible sourcing model to rapidly respond to changing preferences which the Company believes is essential for success in the fashion footwear marketplace.

DIVA ACQUISITION CORP. - THE DAVID AARON(R) WHOLESALE DIVISION

         Diva Acquisition Corp. ("Diva") designs and markets fashion footwear to women under the "David Aaron(R)" trademark through major department stores and better footwear specialty stores and two (2) Company owned retail shoe stores located in the Soho area of Manhattan and in Paramus, NJ. Priced a tier above the Steve Madden(R) brand, Diva's products are designed to appeal principally to fashion conscious women, ages 26 to 45, who shop at department stores and footwear boutiques. As of December 31, 2000, the David Aaron brand was sold in approximately 652 doors across the country. The Company recorded sales from the David Aaron(R) brand of $3,616,000 for the year ended December 31, 2000, or approximately 1.8% of the Company's total revenues. Revenues from the sale of

David Aaron footwear decreased by approximately 55% compared to the preceding year due to the repositioning and reorganization of the David Aaron brand. The Company intentionally planned to reduce its volume in 2000 enabling the David Aaron Division to use its two retail stores to test the popularity of new products. The Company intends to sell its most successful David Aaron products at wholesale beginning in Spring 2001.

l.e.i. (R)  - WHOLESALE DIVISION

         In September, 2000, the Company renewed its license agreement with R.S.V. Sport, Inc. pursuant to which the Company continues to have the right to use the l.e.i.(R) trademark in connection with the sale and marketing of footwear. The l.e.i.(R) trademark is well known for jeanswear in the junior marketplace and nationally through department and specialty stores. The Company's l.e.i.(R) footwear products were targeted to attract girls ages 6 to 11 years old and young women ages 12 to 20 years old, a majority of which are younger than the typical Steve Madden(R) brand customer. At year end, l.e.i. footwear products were sold in major department shores and footwear specialty shops (approximately 3,500 doors ) across the country, an increase of 40% over the year ending December 31, 1999. The l.e.i. Wholesale Division generated revenue of $37,741,000 for the year ended December 31, 2000, or approximately 18.4% of the Company's total revenues.

STEVIES INC. - WHOLESALE DIVISION

         In the first quarter, the Company introduced a new brand, Stevies(TM). Stevies(TM) is a fashion brand which targets girls ages 6-9 and "tweens" ages 10-12. The Company's new Stevies Wholesale Division ("Stevies Wholesale") commenced shipping to department stores throughout the country in the second quarter of 2000. Stevies Wholesale generated revenue of $6,147,000 for the year ended December 31, 2000, or approximately 3% of the Company's total revenues. Stevies(TM) now sells in over 1,000 doors, including store groups such as Nordstroms, Federated Department Stores, May Company stores, Belks, Dillards, Limited Too, as well as independent children's stores throughout the country. The Stevies(TM) brand ended the year with over 800 Stevies(TM) concept shop locations and over 500 Stevies(TM) accessories concept locations which display accessories and slippers. The web site for Stevies (TM) at www.stevies.com went live in March of 2000 and commenced e-commerce operation in July 2000.

STEVEN MADDEN RETAIL, INC. - RETAIL DIVISION

         As of December 31, 2000, the Company owned and operated fifty-six (56) retail shoe stores under the Steve Madden(R) name, two (2) under the David Aaron(R) name, six (6) outlet stores and one (1) Internet store (through the www.stevemadden.com, www.stevies.com, and www.stevemaddenmens.com) web sites. Most of the Steve Madden stores are located in major shopping malls in California, Colorado, District of Columbia, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Texas and Virginia. Each of the Steve Madden(R) stores has been designed to appeal to young fashion conscious women by creating a "nightclub" type atmosphere. The retail stores have been very successful for the Company, generating annual sales in excess of $700 per square foot. Sales are primarily from the sale of the Company's Steve Madden(R) product line. Same store sales increased 10% in 2000 over 1999 sales and total sales for the retail division were $70 million compared to $49 million for 1999. Sales from the retail division for year ended December 31, 2000 were approximately 34% of the Company's total sales.

         The Company believes that the Retail Division will continue to enhance overall sales and profits while building equity in the Steve Madden brand. It is for these reasons that the Company intends to add approximately ten (10) new retail stores during the 2001 calendar year. Additionally, the expansion of the Retail Division enables the Company to test and react to new products and classifications which strengthens the product development efforts of the Steve Madden wholesale division.

THE ADESSO-MADDEN, INC. - PRIVATE LABEL DIVISION

         In September 1995, the Company incorporated Adesso-Madden, Inc. as a wholly owned subsidiary ("A-M"). A-M was formed to serve as a buying agent to mass market merchandisers, shoe store chains and other off-price retailers in connection with their purchase of private label shoes. As a buying agent, A-M arranges with shoe manufacturers in Asia and South America for them to manufacture private label shoes to the specifications of its clients. The Company believes that by operating in the private label, mass merchandising market, the Company is able to maximize additional non-branded sales opportunities. This leverages the Company's overall sourcing, design and distribution capabilities. Currently, this division serves as a buying agent for the procurement of women's footwear for large retailers including J.C. Penny, Sears, Mervyn's, Payless, Wal-Mart and Target. A-M receives commissions in connection with the purchase of private label shoes by its clients. A-M also sources and sells footwear under the Soho Cobbler(R) brand name. The private label division generated commission revenue of $3.6 million for the year ended December 31, 2000.

PRODUCTS AND LICENSING

         The Company's products emphasize youthful styling and contemporary design and are marketed at moderate to better price points. The Company's primary products include Steve Madden(R), l.e.i.(R), Stevies (TM) and David Aaron(R) branded footwear, and in 2001, Steve Madden Mens. In addition, the Company has a private label shoe operation, Adesso-Madden, Inc., and has also entered into strategic licensing agreements for Steve Madden(R) and Stevies branded products.

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

         In order to reduce the impact of changes in fashion trends on the Steve Madden(R) brand product sales, the Company designs and classifies its product line into three categories: Core, Core-plus, and Fashion. The Company's Core line is available year round and consists of classic products which have proven to be consistent sellers over several seasons. The Core line currently includes eight (8) style/color combinations each of which can be reordered using the Company's EDI system and shipped to retailers within one to two weeks. This results in rapid replenishment of the most popular Steve Madden styles. The Company's Core-plus line consists of basic styles whose patterns and colors are updated each season to keep pace with changing trends. Finally, the Company's Fashion line consists of styles that are designed close to or in season and capitalize on the Company's ability to design, test, manufacture and market products quickly. Core and Core-plus products account for a majority of Steve Madden(R) brand sales.

STEVE MADDEN MENS

         After announcing the launch of Steve Madden Mens in November 2000, the Company's new men's footwear line of products met with enthusiastic responses from buyers at tradeshows in November, 2000 and February, 2001. The Steve Madden Men's footwear products will be designed to capitalize on the Company's success for designing, sourcing and marketing popular fashion forward footwear. Many of the men's products will be built in the same spirit as present in the Steve Madden women's footwear line. With retail price points ranging from $79 to $99 a pair, the Company expects to sell Steve Madden Mens to department store and footwear specialty stores throughout the country. In order to enhance sales, the Company expects to have at least 50 men's concept shops located in major department stores by year end. By using appropriate signs, logos and display fixtures, the Company has created concept shops located in department stores, specialty stores and independent shoe stores that segregate and distinguish the Company's products from other footwear brands.

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

l.e.i.(R)

         In September 2000, the Company renewed its license agreement with R.S.V. Sport, Inc. pursuant to which the Company has the right to use the l.e.i.(R)trademark in connection with the sale and marketing of footwear in exchange for which the Company is required, among other things, to make periodic royalty payments based on its net sales of l.e.i.(R)footwear. The l.e.i.(R)trademark is well known for jeanswear in the junior marketplace and l.e.i.(R)jeans are sold in department and specialty stores nationwide. The Company's l.e.i.(R)footwear products were targeted to attract girls ages 6 to 11 years old and young women ages 12 to 20 years old, the majority of which are younger than the typical Steve Madden(R)brand customer. Despite having only started selling l.e.i.(R) products at retail in August, 1998, sales of l.e.i.(R)products increased considerably in 1999 and 2000. By December 31, 2000, l.e.i. footwear products were sold in approximately 3,500 doors nationwide, an increase of approximately 40% over 1999.

STEVIES(TM)

         Stevies(TM) is a fashion brand which targets girls ages 6-9 and "tweens" ages 10-12. The Stevies footwear line mirrors some of the design concepts and attitude present in the Steve Madden(R) brand and is distributed through moderate and better department stores and footwear specialty stores. The Company commenced shipping Stevies' products in time for the most recent back-to-school season. By year end Stevies(TM) sold in over 1,200 doors across the country, including store groups such as Nordstroms, Federated Department Stores, May Company stores, Belk, Dillards, Limited Too, as well as children's independent stores throughout the country. In addition, Stevies concept shops have been established in approximately 815 department stores, and the Company expects approximately 1000 Steve's concept shops to be installed by the end of 2001.

LICENSING

         The Company believes that strategic licensing will enhance the Steve Madden and Stevies(R) brands, leverage brand equity and increase customer loyalty. During 1997, the Company began to license the Steve Madden(R) trademark selectively while attempting to maintain strict design, merchandising and marketing control over its licensees. In 2000, the Company commenced licensing the Stevies trademark shortly after announcing the launch of the Stevies footwear brand.

         As of December 31, 2000, the Company licensed the Steve Madden trademark for use in connection with the manufacturing, marketing and sale of outerwear (including leather sportswear), belts, handbags, sunglasses, hosiery, hair accessories and jewelry. Each license agreement requires the licensee to pay to the Company a royalty based on net sales, a minimum royalty in the event that net sales fail to reach specified targets and a percentage of sales for advertising of the Steve Madden(R) brand.

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

         During 2000, the Company licensed the Stevies trademark for use in connection with manufacturing marketing and sale of sportswear; outerwear, belts, handbags, sunglasses, hosiery, fashion accessories, jewelry, hair accessories. In February 2001, the Company terminated existing licensing agreements for jewelry and hair accessories for the Steve Madden(R) and Stevies(TM) brands, and sportswear for the Stevies(TM) brand.

         In order to enhance the performance of the Company's licensing business, in January 2001 the Company engaged Jassin O'Rourke Group, LLC, a consulting firm specializing in marketing, management and licensing for the apparel industry.

DESIGN

         The Company has established a reputation for its creative designs, popular styles and quality products at accessible price points. Steve Madden has been involved in the footwear industry for over twenty (20) years and is responsible for the Company's overall fashion direction, maintaining direct, day-to-day supervision of the Company's eleven (11) person product design and development team.

         The Company believes that its future success will depend in substantial part on its ability to continue to anticipate and react to changing consumer demands in a timely manner. To meet this objective, the Company has developed a unique design process that allows it to recognize and adapt quickly to changing consumer demands. The Company's design team works together to create designs which they believe fit the Company's image, reflect current or approaching trends and can be manufactured in a timely and cost-effective manner. Once the initial design is complete, a prototype is developed, which is reviewed and refined prior to the commencement of limited production. Most new Steve Madden designs are then tested in the Steve Madden(R) retail stores. Designs that prove popular are then scheduled for mass production overseas and wholesale and retail distribution nationwide. The Company believes that its unique design and testing process and flexible sourcing model is a significant competitive advantage allowing the Company to cut mass production lead times and avoid the costly production and distribution of unpopular designs.

PRODUCT SOURCING AND DISTRIBUTION

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

         The Company distributes its products primarily from three (3) third party distribution warehouse centers located in California, Michigan and New Jersey and its own distribution facility located in Florida. By utilizing distribution facilities that specialize in distributing products to certain customers (wholesale accounts, Steve Madden retail stores and Internet fulfillment), the Company believes that its customers are better served.

         In 1999, the Company expanded its use of electronic data interchange ("EDI") quick replenishment system to its department store accounts on designated Core items and offered EDI to all of its significant wholesale accounts. Sales resulting from EDI replenishment remained unchanged during 2000 compared to 1999. The Company believes that its flexible product introduction schedule and perpetual inventory control system are competitive advantages in an industry that is subject to high fashion risks.

CUSTOMERS

         The Company's customers purchasing shoes consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately sixty two percent (62%) of its products to department stores, including Federated Department Stores (Bloomingdales, Bon Marche, Burdines, Macy's and Rich's), May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank, Lord and Taylor and Robinsons May), Dillard's, Dayton-Hudson and Nordstrom; and approximately thirty eight percent (38%) to specialty stores, including Journey's, Limited Too and Mandees; and catalog retailers, including Victoria's Secret and Fingerhut. Federated Department Stores, May Department Stores and Nordstrom presently account for approximately twenty one percent (21%), and eighteen percent (18%) and eleven percent (11%) of the Company's wholesale sales, respectively.

DISTRIBUTION CHANNELS

         The Company sells it products principally through its Company-owned retail stores, better department stores and specialty shoe stores in the United States and abroad. Retail stores and wholesale sales account for approximately thirty four percent (34%) and sixty six percent (66%) of total sales, respectively. The following paragraphs describe each of these distribution channels:

STEVE MADDEN AND DAVID AARON RETAIL STORES

         As of December 31, 2000, the Company operated fifty six (56) Company-owned retail stores under the Steve Madden(R) name and two (2) under the David Aaron(R) name. The Company believes that its retail stores will continue to enhance overall sales, profitability, and its ability to react to changing consumer trends. The design, format and environment of the Steve Madden(R) retail stores resemble a nightclub type atmosphere which has become a popular destination and gathering place for young women. The David Aaron(R) store has a more sophisticated design and format styled to appeal to its more mature target audience. These stores are used as a marketing tool which allow the Company to strengthen brand recognition and to showcase certain of its full line of branded and licensed products. Furthermore, the retail stores provide the Company with a venue to test and introduce new products and merchandising strategies. Specifically, the Company often tests new designs at its Steve Madden(R) retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, the Company has been able to leverage sales information gathered at Steve Madden(R) retail stores to assist its wholesale accounts in order placement and inventory management.

         A typical Steve Madden(R) store is approximately 1,400 to 1,600 square feet and is located in malls and street locations which attract the highest concentration of the Company's core demographic -- style-conscious young women ages 16 to 25 years old. In addition to carefully analyzing mall demographics, the Company also sets profitability guidelines for each potential store site. Specifically, the Company targets sites at which the demographics fit the consumer profile, the positioning of the site is well trafficked and the projected fixed annual rent expense does not exceed a specified percentage of sales over the life of the lease. By setting these standards, the Company believes that each store will contribute to the Company's overall profits both in the near- and longer-terms.

OUTLET STORES

         In May 1998, Shoe Biz, Inc. (formerly known as Steven Madden Outlets, Inc.) a wholly owned subsidiary of the Company ("Shoe Biz"), purchased certain assets from and assumed certain liabilities of, Daniel Scott, Inc. with respect to its Shoe Biz outlet store located in Mineola, New York. In connection with the transaction, the Company hired Robert Schmertz, the former President and sole stockholder of Daniel Scott, as the President of Shoe Biz. Shoe Biz operates the six (6) outlet stores in New Jersey and New York, four (4) of which operate under the Shoe Biz name and two (2) of which operate as Steve Madden Outlet stores. Shoe Biz sells many product lines, including Steve Madden, David Aaron, Stevies and l.e.i.(R) footwear, at significantly lower prices than prices typically charged by other "full price" retailers.

DEPARTMENT STORES

         The Company currently sells to over 2,500 locations of twenty (20) better department stores throughout the United States and Canada. The Company's top accounts include Federated Department Stores (Bloomingdale's, Bon Marche, Burdine's, Macy's and Rich's), May Department Stores (Hecht's, Famous Barr, Filene's, Foley's, Kaufmann's, Meier & Frank, Lord and Taylor and Robinson's
May), Dillard's, Dayton-Hudson and Nordstrom.

         Department store accounts are offered merchandising support which includes in-store fixtures and signage, supervision of displays and merchandising of the Company's various product lines. An important development in the Company's wholesale merchandising effort is the creation of in-store concept shops, where a broader collection of the Company's branded products are showcased. These in-store concept shops create an environment that is consistent with the Company's image and enable the retailer to display and stock a greater volume of the Company's products per square foot of retail space. In addition, these in-store concept shops encourage longer term commitment by the retailer to the Company's products and enhance consumer brand awareness. As of December 31, 2000, the Steve Madden(R) and Stevies brands were featured in over 1,200 and 815 in-store concept shops, respectively, in leading department and specialty stores.

         In addition to merchandising support, the Company's customer service representatives maintain weekly communications with their accounts to guide them in placing orders and to assist them in managing inventory, assortment and retail sales. The Company leverages its sell-through data gathered at its retail stores to assist department stores in allocating their open-to-buy dollars to the most popular styles in the product line and to phase out styles with poor sales records. In addition to this account order support, the Company has implemented an electronic data interchange ("EDI") program which allows top accounts rapid size replenishment of eight (8) style/color combinations of certain core products within one to two weeks. EDI replenishment of key core styles is offered to all of the Company's retail customer accounts.

INTERNET SALES

         In 2000, the Company updated its web site, www.stevemadden.com, and introduced its Stevies web site www.stevies.com in March 2000. Customers can purchase numerous styles of the Company's Steve Madden and Stevies footwear, accessory and clothing products. As a result of the Company's increased focus on e-commerce, sales in 2000 derived from www.stevemadden.com increased 196% compared with sales in 1999. For the year ended December 31, 2000, the Company's stevemadden.com web site recorded 156.3 million hits, 866,000 unique users and a sales conversions rate of approximately 7%. In August 1999, the Company signed an agreement with America Online pursuant to which the Company has a significant presence in the Shop AOL area of AOL, specifically in the footwear areas.

         As a result of the increased sales activity on the Company's web sites, [the Company] entered an agreement with Progressive Distribution in April 2000. Under the terms of the Agreement, Progressive Distribution provides direct-to-customer and other fulfillment services the Company's web sites customers, including validation of customer credit, picking, packing and shipment of footwear products to customers of the Company.

         In February 2001, the Company launched the SteveMaddenMens.com web site. Already e-commerce enabled, this newest Madden web site allows customers to view Steve Madden Mens products three dimensionally simply by moving a computer mouse.

SPECIALTY STORES/CATALOG SALES

         The Company currently sells to specialty store locations throughout the United States and Canada. The Company's top specialty store accounts include Journey's, Limited Too and Mandees. The Company offers specialty store accounts the same merchandising, sell-through and inventory tracking support offered to its department store accounts. Sales of the Company's products are also made through various catalogs, such as Fingerhut and Victoria's Secret.

COMPETITION

         The fashionable footwear industry is highly competitive. The Company's competitors include specialty shoe companies as well as companies with diversified footwear product lines. The recent substantial growth in the sales of fashionable footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Kenneth Cole, Nine West, DKNY, Skechers, Nike and Guess, may have significantly greater financial and other resources than the Company. The Company believes effective advertising and marketing, fashionable styling, high quality and value are the most important competitive factors and intends to continue to employ these elements as it develops its products.

         In 2001, the Company launched the Steve Madden Mens brand which will compete with several brands that are more established with greater consumer awareness, including Kenneth Cole Reaction, Skechers Collection, Tommy Hilfiger and Nautica.

MARKETING AND SALES

         Prior to 1997, the Company's marketing plans relied heavily on its few Steve Madden(R) retail store locations and word-of-mouth referrals. In 1998, the Company continued to focus on creating a more integrated brand building program to establish Steve Madden as the leading designer of fashion footwear for style-conscious young women. As a result, the Company developed a national advertising campaign for lifestyle and fashion magazines which was also used in regional marketing programs such as radio advertisements, television commercials, outdoor media, college event sponsorship and live online chat forums. The Company also continues to promote its web sites (WWW.STEVEMADDEN.COM and WWW.STEVIES.COM) where consumers can purchase Steve Madden(R) and Stevies products and interact with both the Company and other customers.

         In 2000, the Company reinforced the link between Steve Madden footwear and the hip young music scene by joining with Atlantic Records, Sam Goody and Glamour magazine for the first annual Girl Band Search: a major cross-marketing campaign with retail stores and wholesale partners to crown the next hot girl band. The Company assisted in marketing this year's winner, Jill Joia, who publicized her Steve Madden affiliation on the David Letterman Show, and performed the opening act at the launch party for Steve Madden Mens in Las Vegas in February 2001. For the second year running, the Company also co-sponsored the 2000 Music Video Awards.

         The Company also increased the marketing of the Steve Madden brand to college students in 2000. The Company targeted universities for a series of lively promotions, many of them tied in with musical performances, and the Company was one of seven vendors visiting top ten universities in the Glamour magazine sponsored "Venus Tour". Other promotional initiatives reached 40 universities.

         The Company commenced an aggressive marketing campaign for the Stevies brand with separate marketing, advertising, promotional events and in-store displays targeting the new Stevies customer. In August, 2000, the Company initiated a nationwide, three month Stevies Model Search featuring a six-city mall tour and in-store promotions with Filene's, Foley, Hecht's, FAO Schwartz and Macy's East. Supported by strong advertising and on-line promotions, these in-store events featured Stevies fashion shows, Radio Disney personality appearances, and performances by such crowd-drawers as the boyband, DreamStreet. The 11-year old winner of the model search will be the subject of the 2001 ad campaign for consumer and trade publications, and will be featured on the Stevies website. As for Steve Madden Mens, the Company supported the brand's roll-out with strategic marketing and advertising initiatives.

         In order to service its wholesale accounts, the Company retains a sales force of twelve independent sales representatives. These sales representatives work on a commission basis and are responsible for placing the Company's products with its principal customers, including better department and specialty stores. The sales representatives are supported by the Company's Vice President, a staff of twelve account executives, four merchandise coordinators and twenty five customer service representatives who continually cultivate relationships with wholesale customers. This staff assists accounts in merchandising and assessing customer preferences and inventory requirements, which ultimately serves to increase sales and profitability.

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

         In 2000, a new AS400 computer platform was implemented to support the Company's wholesale division, and at the retail division , a new system was installed by Applied Digital Solutions, formally STR. This in-store point-of-sale system is a fully functional system governing a broad range of transactions including layaway, gift certificates, store credit, customer profiles, and preferred customer packages. The Company also installed a loss prevention system named "Trade Watch", and a retail marketing system, Corema, which is fully integrated into the in-store POS system. A new retail inventory management system was also installed to support the Company's just-in-time inventory flow.

RECEIVABLES FINANCING; LINE OF CREDIT

         Under the terms of a factoring agreement with Capital Factors, Inc., the Company is permitted to draw down 80% of its invoiced receivables at an interest rate of one point below the Prime Rate (as defined). The agreement provides that Capital Factors is not required to purchase all the Company's receivables and requires that the Company to pay an unused line fee of .25% of the average daily unused portion of the maximum amount of the credit line. On September 1, 1998, the Company and Capital Factors amended its Factoring Agreement to, among other things, provide the Company with a credit line of up to $15,000,000, subject to certain limitations. The Company has not recently borrowed funds under its credit line with Capital Factors. The agreement with Capital Factors was renewed as of December 31, 2000 for an additional one year term. Capital Factors maintains a lien on all of the Company's inventory and receivables and assumes the credit risk for all assigned accounts approved by it.

TRADEMARKS AND SERVICE MARKS

         The STEVE MADDEN and STEVE MADDEN plus Design trademarks/service marks have been registered in numerous International Classes (25 clothing and shoes; 18 leather goods, such as handbags and wallets; 9 eye wear; 14 jewelry; 3 cosmetics and perfume; 20 picture frames and furniture; 16, paper goods; 24 bedding; and, 35 retail store services) in the United States. The Company also has trademark registrations in the U.S. for the marks EYESHADOWS BY STEVE MADDEN (Int'l Cl. 9 eye wear), ICE TEA (Int'l Cl. 25 clothing), SOHO COBBLER (Int. Cl. 9; eye wear; and, 25 clothing and shoes), SHOE BIZ By STEVE MADDEN (Int'l Cls. 25 for shoes and clothing; and, Int'l Cl.
35 for retail store services)

         The Company further owns registrations for the STEVE MADDEN and STEVE MADDEN plus Design trademarks/service marks in various International Classes in Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Hong Kong, Israel, Italy, Japan, Korea, Mexico, Panama, South Africa, Taiwan, the 15 cooperating countries of Europe and the Benelux countries and has pending applications for registration for the STEVE MADDEN and STEVE MADDEN plus Design trademarks/service marks in Malaysia, Peru, Saudi Arabia, Thailand and Venezuela. There can be no assurance, however, that the Company will be able to effectively obtain rights to the STEVE MADDEN mark throughout all of the countries of the world. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of the Company or that the Company will be able to successfully resolve such conflicts. The failure of the Company to protect such rights from unlawful and improper appropriation may have a material adverse effect on the Company's business and financial condition.

         Additionally, the Company through its Diva Acquisition Corp. subsidiary owns registrations for the DAVID AARON trademark and service mark in various International Classes in the United States (Int'l Cl. 25 clothes, shoes; 18 leather goods, handbags, wallets; and, 35 retail store services), Australia, Canada, Hong Kong, Israel, Japan, South Africa, Spain and the 15 cooperating countries in Europe. The Company further has pending application for registration of the DAVID AARON trademark and service mark in Panama. The Company believes that the DAVID AARON trademark has a significant value and is important to the marketing of the Company's products.

         The Company through its Stevies, Inc. subsidiary also has several pending trademark and service mark applications for registration of the STEVIES and STEVIES plus Design marks in various International Classes in the United States (Int'l Cl. 25 clothes, shoes, 18 leather goods, handbags, wallets; 9 eye wear; 14 jewelry; and, 35 retail store services) and in Canada, Mexico and the 15 cooperating countries of Europe.

EMPLOYEES

         At March 9, 2001, the Company employed approximately 1,017 employees, of whom approximately 394 work on a full-time basis and approximately 623 work on a part-time basis. The management of the Company considers relations with its employees to be good.

RISK FACTORS

         In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

         Dependence on Key Personnel. Although the Company has strengthened its senior management team, the Company is dependent, in particular, upon the services of Steven Madden, its Chief Executive Officer and chief designer, and Rhonda Brown, its President. In June 2000, Mr. Madden was indicted in the Southern District and Eastern District of New York for his alleged involvement in securities fraud and money laundering activities. If Mr. Madden is convicted of, or pleads guilty to, these charges (or related offenses), and/or is required to devote a substantial portion of his time and attention to the defense of the allegations contained in the indictments, the Company may be deprived of his services for an extended period of time. In addition, the Securities and Exchange Commission filed a complaint against Mr. Madden alleging securities law violations and seeking certain remedies against Mr. Madden, including an injunction prohibiting him from serving as an officer or director of a public company. The action initiated by the Securities and Exchange Commission has been stayed pending resolution of the indictments. If Mr. Madden is prohibited from serving as an officer or director of the Company, the Company may be deprived of certain or all of Mr. Madden's services. If Mr. Madden or Ms. Brown are unable to provide services to the Company for whatever reason, the Company's business, prospects and financial condition may be adversely affected.

         The Company maintains a key person life insurance policy on Mr. Madden with coverage in the amount of $10,000,000; however, the Company does not maintain a policy on Ms. Brown. The Company has employment contracts with each of Mr. Madden and Ms. Brown that expire on December 31, 2009 and December 31, 2003, respectively. Under the terms of their respective employment contracts, if Mr. Madden or Ms. Brown are terminated for other than cause, death or total disability, the Company will be required to pay the remaining salary due under the contract, half of which must be paid upon termination. Mr. Madden is also entitled during the term of the contract to an annual $50,000 non-accountable expense account. In the event of a change in control, Mr. Madden and Ms. Brown may choose to continue their employment with the Company or terminate employment and receive the remaining salary under their respective contracts.

         Since Mr. Madden and Ms. Brown are involved in many material aspects of the Company's business, there can be no assurance that a suitable replacement for either Mr. Madden or Ms. Brown could be found if either were unable to perform services for the Company. As a consequence, the loss of Mr. Madden, Ms. Brown or other key management personnel could have a material adverse effect upon the Company's business, results of operations and financial condition. In addition, the Company's ability to market its products and to maintain profitability will depend, in large part, on its ability to attract and retain qualified personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain such personnel. The inability of the Company to attract and retain such qualified personnel would have a material adverse effect on the Company's business, financial condition and results of operations.

         Fashion Industry Risks. The success of the Company will depend in significant part upon its ability to anticipate and respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that the Company's products will correspond to the changes in taste and demand or that the Company will be able to successfully market products which respond to such trends. If the Company misjudges the market for its products, it may be faced with significant excess inventories for some products and missed opportunities with others. In addition, misjudgments in merchandise selection could adversely affect the Company's image with its customers and weak sales and resulting markdown requests from customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Dependence Upon Customers and Risks Related to Extending Credit to Customers. The Company's customers purchasing shoes consist principally of department stores and specialty stores, including shoe boutiques. Certain of the Company's department store customers, including some under common ownership, account for significant portions of the Company's wholesale net sales. Presently, the Company sells approximately sixty two percent (62%) of its products to department stores, including Federated Stores (Bloomingdales, Burdines, Macy's and Bullocks), Dillards, Nordstrom, Dayton Hudson and May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank, Lord and Taylor and Robinson's May) and approximately [thirty eight (38%)] percent to specialty stores, including shoe boutiques. The Company's largest customers, Federated Stores, May Department Stores, account for approximately twenty one percent (21%), eighteen percent (18%) and eleven percent (11%) of the Company's wholesale sales, respectively.

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

         Pending Litigation. In connection with the indictments filed against Mr. Madden in June 2000, certain class action lawsuits were commenced against the Company, Mr. Madden, the Company's Chief Executive Officer, Rhonda Brown, the Company's President, and Arvind Dharia, the Company's Chief Financial Officer. The complaint alleges that the Company and the individual defendants issued false and misleading statements and failed to disclose material adverse information relating to matters arising from Mr. Madden's indictment. In the event that resolution of this action exceeds coverage available under the Company's directors and officers insurance policy, the Company's business, prospects and financial condition could be materially and adversely affected.

         Impact of Foreign Manufacturers. Substantially all of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the year ended December 31, 2000, approximately [90%] of the Company's products were purchased from sources outside the United States, including Mexico, China, Brazil, Italy and Spain.

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

         Intense Industry Competition. The fashionable footwear industry is highly competitive and barriers to entry are low. The Company's competitors include specialty companies as well as companies with diversified product lines. The recent substantial growth in the sales of fashionable footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Kenneth Cole, Nine West, DKNY, Skechers, Nike and Guess, may have significantly greater financial and other resources than the Company and there can be no assurance that the Company will be able to compete successfully with other fashion footwear companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes effective advertising and marketing, fashionable styling, high quality and value are the most important competitive factors and plans to employ these elements as it develops its products. The Company's inability to effectively advertise and market its products could have a material adverse effect on the Company's business, financial condition and results of operations.

         Expansion of Retail Business. The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), David Aaron(R), Stevies and l.e.i.(R) brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. The Company plans to open approximately ten (10) Steve Madden retail stores in 2001. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with existing stores. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results will increase or not decrease in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

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

         Seasonal and Quarterly Fluctuations. The Company's quarterly results may fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of the Company's products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, the timing of inventory write downs, the cost of materials, the mix between wholesale and licensing businesses, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors. In addition, the Company expects that its sales and operating results may be significantly impacted by (i) the opening of new retail stores,
(ii) the introduction of new products and (iii) the commencement of the Company's new Mens brand. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

         Outstanding Options. As of March 1, 2001, the Company had outstanding options to purchase an aggregate of approximately 2,592,900 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the options. Further, while its options are outstanding, they may adversely affect the terms in which the Company could obtain additional capital.

Item 2.  PROPERTIES.

         The Company maintains approximately 25,000 square feet for its executive offices and sample production facilities at 52-16 Barnett Avenue, Long Island City, NY 11104. The lease for the Company's headquarters expires in June, 2002.

         The Company's showroom is located at 1370 Avenue of the Americas, New York, NY. All of the Company's brands are displayed for sale from this 3,762 square foot space. The lease for the Company's showroom expires in November, 2002.

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

         The current terms of the Company's retail store leases expire as follows:

              Years Lease Terms Expire            Number of Stores
       -------------------------------------------------------------------
                       2003                               4
                       2004                               4
                       2005                               4
                       2006                               1
                       2007                               7
                       2008                              13
                       2009                              12
                       2010                              11
                       2011                               8

         The Company maintains a warehouse and distribution center in Port Everglades, Florida servicing wholesale and retail accounts. The lease for the Florida warehouse expires on October 31, 2001. In addition, the Company has engaged three independent distributors to warehouse and distribute its products.

Item 3.  LEGAL PROCEEDINGS.

         Except as set forth below, no material legal proceedings are pending to which the Company or any of its property is subject.

         As of March 14, 2001, eight putative securities fraud class action lawsuits have been commenced in the United States District Court for the Eastern District of New York against the Company, Steven Madden and, in five of the actions, Rhonda J. Brown and Arvind Dharia. These actions are captioned: WILNER
v. STEVEN MADDEN, LTD., ET AL., 00 CV 3676 (filed June 21, 2000); CONNOR v. STEVEN MADDEN, ET AL., 00 CV 3709 (filed June 22, 2000); BLUMENTHAL v. STEVEN MADDEN, LTD., ET AL., 00 CV 3709 (filed June 23, 2000); CURRY v. STEVEN MADDEN, LTD., ET AL., 00 CV 3766 (filed June 26, 2000); DEMPSTER v. STEVEN MADDEN LTD., ET AL., 00 CV 3702 (filed June 30, 2000); SALAFIA v. STEVEN MADDEN, LTD., ET AL., 00 CV 4289 (filed July 24, 2000); FAHEY v. STEVEN MADDEN, LTD., ET AL., 00 CV 4712 (filed August 11, 2000); PROCESS ENGINEERING SERVICES, INC. v. STEVEN MADDEN, LTD., ET AL., 00 CV 5002 (filed August 22, 2000). By Order dated December 8, 2000, the Court consolidated these eight actions, appointed Process Engineering, Inc., Michael Fasci and Mark and Libby Adams as lead plaintiffs and approved their selection of lead counsel. On February 26, 2001, Plaintiffs served a Consolidated Amended Complaint. The amended complaint principally alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the 1934 Act by issuing false and misleading statements, and failing to disclose material adverse information, generally relating to matters arising from Mr. Madden's June 2000 indictment. The plaintiffs seek an unspecified amount of damages, costs and expenses on behalf of themselves and all other purchasers of the Company's common stock during the period June 21, 1997 through June 20, 2000. The defendants have until April 12, 2001 to answer, move or otherwise respond to the Consolidated Amended Complaint. Although the Company has not responded to the complaint, it believes it has substantial defenses to the claims.

         On June 20, 2000, Steven Madden, the Company's former Chairman and current Chief Executive Officer, was indicted in the Southern District and Eastern District of New York. The indictments allege that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended.

         Neither the indictments nor the SEC complaint alleges any wrongdoing by the Company or its other officers and directors. Mr. Madden has denied any improper conduct and has advised the Company that he will vigorously defend himself against any and all charges.

         On June 21, 2000, Steven Madden resigned as Chairman of the Board of Directors and the Company appointed Charles Koppelman acting Chairman of the Board. Mr. Koppelman has been a director of the Company since June 1998. Mr. Madden continues to serve as the Company's Chief Executive Officer.

         On or about September 26, 2000, a putative shareholders derivative action was commenced in the United States District Court for the Eastern District of New York, captioned HERRERA v. STEVEN MADDEN AND STEVEN MADDEN, LTD., 00 CV 5803 (JG). The Company is named as a nominal defendant in the action. The complaint seeks to recover alleged damages on behalf of the Company from Mr. Madden arising from his June 2000 indictment and to require him to disgorge certain profits, bonuses and stock option grants he received. On January 3, 2001, plaintiff filed an Amended Shareholder's Derivative Complaint. On February 2, 2001, both the Company and Mr. Madden filed motions to dismiss the Amended Complaint because of plaintiff's failure to make a pre-litigation demand upon the Company's board of directors. Briefing on the motions currently is scheduled to be completed by March 21, 2001.


         On March 14, 2001, the Company became aware that the Securities and Exchange Commission had issued a formal order of investigation with respect to trading in the Company's securities. The Company has reason to believe that the Staff is investigating possible securities law violations by persons trading in the Company's securities prior to June 20, 2000 who may have been in possession of alleged material, non-public information. As previously disclosed on Form 4's filed with the Securities and Exchange Commission, certain officers and directors of the Company sold shares of the Company's common stock during 1999 and the first half of 2000. Each of such officers and directors denies having knowledge of any material, non-public information prior to engaging in such transactions.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 2000.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares of common stock trade on The Nasdaq National Market. The following table sets forth the range of high and low bid quotations for the Company's Common Stock for the two year period ended December 31, 2000 as reported by The Nasdaq National Market. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                      COMMON STOCK

                        HIGH       LOW                                  HIGH        LOW
                        ----       ---                                  ----        ---
      2000                                            1999
      ----                                            ----
Quarter ended                                    Quarter ended
March 31, 2000         19         12 1/2         March 31, 1999         9 7/16      7 1/8

Quarter ended                                    Quarter ended
June 30, 2000          22 7/16    6 9/16         June 30, 1999         14           7 7/8

Quarter ended                                    Quarter ended
September 30, 2000     12 11/16   6 13/16        September 30, 1999    14 1/8      11 1/8

Quarter ended                                    Quarter ended
December 31, 2000       8 15/32   7              December 31, 1999     19 1/16     11 15/16

         On March 20, 2001, the final quoted price as reported by The Nasdaq National Market was $13.94 for each share of common stock. As of March 20, 2001, there were 12,526,109 shares of Common Stock outstanding, held of record by 4 record holders and approximately 3,786 beneficial owners.

Item 6.  SELECTED FINANCIAL DATA.

The following selected financial data has been derived from the Company's audited financial statements. The Income Statement Data relating to 2000, 1999 and 1998 and the Balance Sheet Data as of December 31, 2000 and 1999 should be read in Conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

                                                                            YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------------
                                                   2000             1999             1998              1997            1996
                                              -------------    -------------    -------------    -------------    -------------
Income Statement Data:

Net sales                                     $ 205,113,000    $ 163,036,000    $  85,783,000    $  59,311,000    $  45,823,000
Cost of sales                                   115,495,000       94,536,000       49,893,000       34,744,000       31,343,000
                                              -------------    -------------    -------------    -------------    -------------

Gross profit                                     89,618,000       68,500,000       35,890,000       24,567,000       14,480,000
Commissions and licensing fees                    4,847,000        3,367,000        3,273,000        2,321,000          951,000
Operating expenses                              (68,833,000)     (52,946,000)     (29,949,000)     (22,262,000)     (13,998,000)
                                              -------------    -------------    -------------    -------------    -------------

Income from operations                           25,632,000       18,921,000        9,214,000        4,626,000        1,433,000
Interest income                                   1,744,000          909,000          380,000          312,000          322,000
Interest expense                                   (102,000)         (90,000)        (235,000)        (339,000)        (162,000)
Gain on sale of marketable securities               230,000

                                              -------------    -------------    -------------    -------------    -------------
Income before provision for income taxes         27,504,000       19,740,000        9,359,000        4,599,000        1,593,000
Provision for income taxes                       11,461,000        8,274,000        3,912,000        1,899,000          534,000
                                              =============    -------------    -------------    -------------    -------------

Net Income                                    $  16,043,000    $  11,466,000    $   5,447,000    $   2,700,000    $   1,059,000
                                              =============    =============    =============    =============    =============

Basic income per share                        $        1.42    $        1.06    $        0.58    $        0.33    $        0.14
                                              =============    =============    =============    =============    =============

Diluted income per share                      $        1.26    $        0.92    $        0.50    $        0.30    $        0.13
                                              =============    =============    =============    =============    =============

Weighted average common shares outstanding-
basic income per share                           11,310,130       10,831,250        9,436,798        8,064,604        7,689,848

Effect of potential common shares from
exercise of options and warrants                  1,387,244        1,634,102        1,546,303          848,462          737,232
                                              -------------    -------------    -------------    -------------    -------------

Weighted average common shares outstanding-
diluted income per share                         12,697,374       12,465,352       10,983,101        8,913,066        8,427,080
                                              =============    =============    =============    =============    =============

Balance Sheet Data

Total assets                                  $  91,733,000    $  78,135,000    $  48,928,000    $  29,277,000    $  22,361,000
Working capital                                  57,207,000       48,076,000       33,627,000       16,545,000       13,719,000
Noncurrent liabilities                            1,130,000          980,000          681,000          359,000          166,000
Stockholders' equity                             76,566,000       62,435,000       44,960,000       25,793,000       20,101,000

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

The following table sets forth information on operations for the periods indicated:


                           PERCENTAGE OF NET REVENUES
                              TWELVE MONTHS ENDED
                                  DECEMBER 31
                                  -----------
                                ($ in thousands)

CONSOLIDATED:                               2000                     1999                     1998
------------                                ----                     ----                     ----
Net Sales                                 $205,113       100%      $163,036       100%      $85,783       100%
Cost of Sales                              115,495        56         94,536        58        49,893        58
Other Operating Income                       4,847         2          3,367         2         3,273         4
Operating Expenses                          68,833        34         52,946        32        29,949        35
Income from Operations                      25,632        12         18,921        12         9,214        11
Interest Income Net                          1,642         1            819         1           145         0
Gain on sale of marketable securities          230         0             --        --            --        --
Income Before Income Taxes                  27,504        13         19,740        12         9,359        11
Net Income                                  16,043         8         11,466         7         5,447         6

                           PERCENTAGE OF NET REVENUES
                              TWELVE MONTHS ENDED
                                  DECEMBER 31
                                ($ in thousands)

By Segment                         2000                    1999                   1998
                                   ----                    ----                   ----
WHOLESALE DIVISIONS:
STEVEN MADDEN, LTD
Net Sales                       $ 87,977         100%   $ 78,890        100%   $ 49,891         100%
Cost of Sales                     54,707          62      49,770         63      31,201          63
Other Operating Income               959           1         807          1         594           1
Operating Expenses                25,422          29      22,758         29      14,549          29
Income from Operations             8,807          10       7,169          9       4,735           9

l.e.i. FOOTWEAR
Net Sales                       $ 37,741         100%   $ 27,546        100%   $  3,483         100%
Cost of  Sales                    23,657          63      17,856         65       2,200          63
Operating Expenses                 7,652          20       5,856         21         828          24
Income from Operations             6,432          17       3,834         14         455          13

DIVA ACQUISITION CORP:
Net Sales                       $  3,616         100%   $  7,970        100%   $  5,846         100%
Cost of sales                      2,591          72       5,296         66       4,421          76
Operating Expenses                 1,231          34       1,547         19       1,489          25
Income (Loss) from Operations       (206)          6       1,127         14         (64)         (1)

STEVIES INC.:
Net Sales                       $  6,147         100%         --         --          --          --
Cost of sales                      3,846          63          --         --          --          --
Other Operating Income               257           4
Operating Expenses                 1,595          26          --         --          --          --
Income from Operations               963          16          --         --          --          --

STEVEN MADDEN RETAIL INC.:

Net Sales                       $ 69,632         100%   $ 48,630        100%   $ 26,563         100%
Cost of Sales                     30,694          44      21,614         44      12,071          45
Operating Expenses                30,937          44      21,106         43      11,751          44
Income from Operations             8,001          12       5,910         12       2,741          10

ADESSO MADDEN INC.:
 (FIRST COST)

Other Operating Revenue         $  3,631         100%   $  2,560        100%   $  2,679         100%
Operating Expenses                 1,996          55       1,679         66       1,332          50
Income from Operations             1,635          45         881         34       1,347          50

RESULTS OF OPERATIONS
($ in thousands)
YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999

CONSOLIDATED:

Sales for the year ended December 31, 2000 are $205,113 or 26% higher than the $163,036 in the comparable period of 1999. The increase in sales is due to several factors, including (i) the addition of new wholesale accounts, (ii) a 43% increase in retail sales due to the opening of additional Steve Madden retail stores during 2000 and an increases in same store sales, (iii) a 37% increase in sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale"), (iv) an increase in the number of Steve Madden concept shops located in major department stores and specialty stores, and (v) an increase in public awareness with respect to the Company's brands. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales. Also in the first quarter of 2000, the Company introduced a new brand, Stevies(TM). Positioned as a fashion brand, Stevies(TM) targets girls ages 6-9 and "tweens" ages 10-12. The Company's new Stevies Wholesale Division ("Stevies Wholesale") commenced shipping to department stores throughout the country in the second quarter of 2000. Stevies Wholesale generated revenue of $6,147 for the year ended December 31, 2000. Also, during the year ended December 31, 2000, 11 licenses in 13 product classifications were signed for the Stevies(TM) brand. The web site for Stevies at WWW.STEVIES.COM went live in March of 2000 and commence engaging in e-commerce transactions in July 2000.

Consolidated gross profit as a percentage of sales in 2000 increased to 44% as compared 42% for 1999 due to increased retail sales which are at higher margins, a change in the product mix, balanced sourcing and improved inventory management.

Selling, general and administrative (SG&A) expenses increased to $68,833 in 2000 from $52,946 in 1999. The increase in SG&A is due primarily to a 27% increase in payroll, officers' bonuses and payroll related expenses from $19,147 in 1999 to $24,268 in 2000. Also, the Company focused its efforts on advertising and marketing by increasing those expenses by 38% from $5,046 in 1999 to $6,941 in 2000. Additionally, selling, designing and licensing costs increased by 21% from $8,702 in 1999 to $10,510 in 2000. This is due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. The increase in the number of retail outlets and expanded office and warehouse facilities resulted in an increase in occupancy, telephone, utilities, warehouse, computer, printing/supplies and depreciation expenses by 47% from $12,162 in 1999 to $17,820 in 2000.

Income from operations for 2000 was $25,632 which represents an increase of $6,711 or 35% over the income from operations of $18,921 in 1999. Net income increased by 40% to $16,043 in 2000 from $11,466 in 1999.

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale") accounted for $87,977 or 43%, and $78,890 or 48%, of total sales in 2000 and 1999, respectively. This increase in sales is primarily due to the addition of new "Madden Wholesale" accounts and an increase in the number of Steve Madden concepts shops located in major department stores and specialty stores throughout the country. Gross profit as a percentage of sales increased from 37% in 1999 to 38% in 2000 due to a change in the product mix, balanced sourcing and improved inventory management. Operating expenses increased to $25,422 in 2000 from $22,758 in 1999. This increase is due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel. Also, advertising and marketing expenses increased due to the Company's expanded marketing strategy. Additionally, selling, designing and licensing costs increased due to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. Madden Wholesale income from operations was $8,807 in 2000 compared to income from operations of $7,169 in 1999.

Sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale") accounted for $37,741or 18%, and $27,546 or 17%, of total sales in 2000 and 1999, respectively. The increase in sales is due to the addition of new "l.e.i. Wholesale" accounts and an increase in reorders from existing customers. l.e.i footwear now sells in over 3,500 doors in 2000 compared to 2,500 doors in 1999, in the United States, primarily in department stores, including Macy's East, Burdines, Rich's, Hecht's, Filene's, Foley's, Kohl's, Belk and JC Penney's, and in specialty store chains, such as Journey's and Mandees. Also, during the third quarter, the l.e.i. Wholesale division shipped shoes to Kohl's for the first time. Gross profit as a percentage of sales increased from 35% in 1999 to 37% in 2000 due to changes in product mix, balanced sourcing and improved inventory management. Operating expenses increased to $7,652 in 2000 from $5,856 in 1999 due to increases in occupancy and payroll and payroll related expenses. Additionally, sales commissions, selling, designing and licensing costs increased due to an increase in sales in the current period and due to the Company's increased focus on these activities. Income from operations for l.e.i. Wholesale was $6,432 in 2000 compared to income from operations of $3,834 in 1999.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $3,616 or 2%, and $7,970 or 5%, of total sales in 2000 and 1999, respectively. The Company believes that the decrease in sales is due to the repositioning and reorganization of the David Aaron brand. The Company intentionally planned to reduce sales volume in 2000 enabling the Diva Wholesale Division to use its two retail stores to test the popularity of new products. Gross profit as a percentage of sales decreased from 34% in 1999 to 28% in 2000 as under performing carryover inventory was cleared at lower gross margins. Operating expenses decreased to $1,231 in 2000 from $1,547 in 1999 due to the decrease in sales commission expenses as a result of the decrease in sales and from decreases in selling and designing expenses. Loss from operations from Diva Wholesale was $206 in 2000 compared to income from operations of $1,127 in 1999.

The Company's new Stevies Wholesale Division ("Stevies Wholesale") commenced shipping to department stores and specialty stores throughout the country in the second quarter of 2000. Stevies Wholesale generated revenue of $6,147 for the year ended December 31, 2000. Stevies now sells in over 1,200 doors including store groups such as Nordstorms, Federated Department stores, May Company, Belk, Dillards, Limited Too, as well as, childrens' independent shoe stores throughout the country. The Stevies brand ended the fourth quarter with over 815 Stevies concept shop locations and over 500 Stevies accessories concept shop locations. Stevies accessory concept shops house Stevies licensed accessories and slippers. Gross profit as a percentage of sales was 37% for the year ended December 31, 2000. Income from operations was $963 in 2000.

RETAIL DIVISION:

Sales from the Retail Division accounted for $69,632 or 34% and $48,630 or 30% of total revenues in 2000 and 1999, respectively. This increase in Retail Division sales is primarily due to the increase in number of Steve Madden retail store. As of December 31, 2000, there were 65 Steve Madden retail stores compared to 49 stores as of December 31, 1999. Additionally, same store sales for the year ended December 31, 2000 increased 10% over the same period of 1999. This increase in same store sales is largely due to the Company's ability to track and quickly reorder bestsellers and it's strategy of testing and quickly reordering successful new products such as athletic inspired casuals, sneakers, boots and tailored shoes. Revenues from the internet store for the year ended December 31, 2000 were $3,549 an increase of 196% over the same period of 1999. The Company expects sales generated through its websites at WWW.STEVEMADDEN.COM and WWW.STEVIES.COM to continue to increase as the Company makes additional styles available for sale on its website and usage of the internet continues to grow. Also, the web site for the Madden Mens at WWW.STEVEMADDENMENS.COM launched in February 2001. Gross profit as a percentage of sales remained the same in 1999 and 2000. Operating expenses increased to $30,937 or 44% of sales in 2000 from $21,106 or 43% of sales in 1999. This increase was due to increases in payroll and payroll related expenses such as incentive bonuses for store managers and the corporate retail management team, marketing and operating expenses for the internet store, occupancy, printing, computer and depreciation expenses as a result of opening 16 additional stores since December 31, 1999. Income from operations from the retail division was $8,001 in 2000 compared to income from operations of $5,910 in 1999.

ADESSO-MADDEN DIVISION:

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $3,631 for the year ended December 31, 2000 which represents a 42% increase over commission revenues of $2,560 during the same period in 1999. This increase was primarily due to the growth in accounts such as Walmart, Parade of Shoes, Sears, Famous Footwear, Payless, Bass, MarMaxx, Bakers, and Target kids. Operating expenses increased to $1,996 in 2000 from $1,679 in 1999 primarily due to increases in payroll and payroll related expenses. Income from operations from Adesso-Madden was $1,635 in 2000 compared to income from operations of $881 in 1999.

YEAR ENDED DECEMBER 31, 1999 VS. YEAR ENDED DECEMBER 31, 1998

CONSOLIDATED:

Sales for the year ended December 31, 1999 were $163,036 or 90% higher than the $85,783 recorded in the comparable period of 1998. The increase in sales was due to several factors, including (i) the addition of new wholesale accounts, (ii) an increase in reorders from existing customers, (iii) an 86% increase in Electronic Data Interchange (EDI) size replenishment program, (iv) an 83% increase in retail sales due to the opening of additional Steve Madden retail stores during 1999 and increases in same store sales, (v) a full year of sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale") which was launched in the third quarter of 1998, (vi) an increase in the number of Steve Madden concepts shops located in major department stores, (vii) an expansion in the number of products offered by the Company, (viii) an increase in the number of retail locations offering the Company's products and (ix) increased public awareness in the Company's brands. As a result, management feels that "Steve Madden" and "l.e.i. footwear" as a brand name has increased in popularity nationwide. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales. Gross profit as a percentage of sales in 1999 remained the same as 1998.

Selling, general and administrative (SG&A) expenses increased to $52,946 in 1999 from $29,949 in 1998. The increase in SG&A was due primarily to a 60% increase in payroll, officers' bonuses and payroll related expenses from $11,948 in 1998 to $19,147 in 1999. Also, the Company focused its efforts on advertising and marketing by increasing those expenses by 101% from $2,515 in 1998 to $5,046 in 1999. Additionally, selling, designing and licensing costs increased by 149% from $3,488 in 1998 to $8,702 in 1999. This was due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. The increase in the number of retail outlets and expanded office facilities resulted in an increase in occupancy, telephone, utilities, legal, computer, printing/supplies and depreciation expenses by 88% from $6,920 in 1998 to $13,031 in 1999. In addition, in August 1999, the Company paid $600 to a former principal of the underwriter of the Company's initial public offering. Such payment was made in settlement of a dispute regarding an option issued in connection with the Company's initial public offering in December 1993.

Income from operations for 1999 was $18,921, which represents an increase of $9,707 or 105% over the income from operations of $9,214 in 1998. Net income increased by 111% to $11,466 in 1999 from $5,447 in 1998.

WHOLESALE DIVISIONS:

Sales from the Steve Madden Wholesale Division ("Madden Wholesale"), accounted for $78,890 or 48% and $49,891 or 58% of total sales in 1999 and 1998, respectively. The increase in sales was due to the addition of new "Madden Wholsale" accounts, an increase in reorders from existing customers and an 86% increase in Electronic Data Interchange (EDI) size replenishment program. Gross profit as a percentage of sales remained the same. Operating expenses increased to $22,758 in 1999 from $14,549 in 1998. This increase was due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel and an increase in occupancy expenses due to additional warehouse space needed for expanding EDI size replenishment inventory. Additionally, selling, designing and licensing costs increased due to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. Madden Wholesale income from operations was $7,169 in 1999 compared to income from operations of $4,735 in 1998.

Sales from the l.e.i. Wholesale ("l.e.i. Wholesale") accounted for $27,546 or 17%, and $3,483 or 4%, of total sales in 1999 and 1998, respectively. The increase in sales was due to the addition of new "l.e.i. Wholesale" accounts and an increase in reorders from existing customers. l.e.i footwear sold in over 2400 doors in the United States, primarily in department stores, including Macy's - east, Burdines, Rich's, Hecht's, Filene's, Foley's, Dayton Hudson, Belk and JC Penney's, and to a lesser extent in specialty store chains, such as Wet Seal and Journey's. Gross profit as a percentage of sales decreased from 37% in 1998 to 35% in 1999, primarily as a result of a higher markdowns experienced in the first quarter of 1999. Operating expenses increased to $5,856 in 1999 from $828 in 1998. Increases in sales and operating expenses are attributable to a full year of operations ("l.e.i Wholesale" - was launched in the third quarter of 1998). Income from operations from l.e.i. Wholesale was $3,834 in 1999 compared to income from operations of $455 in 1998.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $7,970 or 5%, and $5,846 or 7%, of total sales in 1999 and 1998, respectively. The increase in sales was due to the addition of new "Diva wholesale" accounts and an increase in reorders from existing customers. Gross profit as a percentage of sales increased from 24% in 1998 to 34% in 1999 due to a change in the product mix, balanced sourcing and improved inventory management. Operating expenses increased to $1,547 in 1999 from $1,489 in 1998 due to increases in occupancy, computer, payroll and payroll related expenses. Income from operations from Diva was $1,127 in 1999 compared to a loss from operations of $64 in 1998.

RETAIL DIVISION:

Sales from the Retail Division accounted for $48,630 or 30 % and $26,563 or 31% of total revenues in 1999 and 1998, respectively. The increase in Retail Division sales was primarily due to the Company's opening of thirteen additional Steve Madden retail stores and three additional outlet stores in 1999. Same store sales for the year ended December 31, 1999 increased by 26% over the same period of 1998. This increase in same store sales was driven by the strengthening of the boot classification, the addition of the slipper classification (known as the "Fuzzy"), the timely conversion of our warm weather stores, EDI basic replenishment and the addition of our West Coast warehouse facility. Also, increases in same store sales were driven by strengthening of the Company's buying and store support staff, a revised compensation package and a stronger marketing effort that included Mall posters, radio promotion and in-store events. Also, during the first quarter of 1999, the Company completed it's internet fulfillment center and expanded the number of workstations at the Long Island City offices dedicated to Internet sales. Revenues from the internet store increased by 700% to $1,200 in 1999 from $150 in 1998. As the Company offered additional styles through its web site at www.stevenmadden.com, business continued to grow. The Company signed an agreement with America Online, to sell footwear and apparel through AOL's new shopping destination, Shop @ AOL. The site for apparel went live in mid August and the site for footwear went live at the end of September. Since going live, the Company's web site has experienced a 153% growth in hits and a 14% growth in unique users. The increase in gross profit as a percentage of sales from 55% in 1998 to 56% in 1999 was due to the high margin classification such as boots and slippers and strong upfront marketing plans. Selling, general and administrative expenses for the Retail Division increased to $21,106 in 1999 from $11,751 in 1998. This increase was due to increases in payroll and related expenses, occupancy, printing, computer and depreciation expenses as a result of opening thirteen additional stores and three outlet stores during 1999. Income from operations from the retail division was $5,910 in 1999 compared to income from operations of $2,741 in 1998.

ADESSO-MADDEN DIVISION:

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $2,560 for the year ended December 31, 1999 which represents a decrease from the commission revenues of $2,679 in 1998. This decrease was primarily due to the closing of certain key accounts and a shift to purchasing the l.e.i. brand from their private label brand by accounts such as JC Penny, Sears and Mervyns. However, in the fourth quarter private label division revenue increased by 31% to $702 in 1999 compared to $535 in 1998. The increase in sales in the fourth quarter was due to the addition of new accounts and an increase in reorders from existing customers. Also, Adesso-Madden expanded its business by introducing additional styles in Jordache footwear, a trademark licensed by the Company, in Kmart and Target. The first shipments of Jordache footwear were delivered in July 1999. Operating expenses increased to $1,679,000 in 1999 from $1,332,000 in 1998 due to increases in occupancy, payroll and payroll related expenses. Income from operations from Adesso-Madden was $881 in 1999 compared to income from operations of $1,347 in 1998.

LICENSE AGREEMENTS

Revenues from licensing increased by 51% to $1,216 in 2000 from $807 in 1999. This increase was primarily driven by increases in licensing income from leather sportswear and sunglasses. As of December 31, 2000, the Company had 8 license partners covering 11 product categories for its Steve Madden brand. Also, during the year 2000, the Company initiated 11 licensing agreements in 13 product categories for its Stevies brand. The product categories include handbags, hosiery, sunglasses, hair, fashion accessories, belts, jewelry, sportswear, watches and plush toy. In order to enhance the performance of the Company's licensing business, in January 2001 the Company engaged Jassin O'Rourke Group, LLC, a consulting firm specializing in marketing, management and licensing for the apparel industry. In February 2001, the Company signed termination agreements with respect to jewelry and hair accessories for both the Steve Madden(R) and Stevies(TM) brands, and sportswear for the Stevies(TM) brand. The Company expects that, with the assistance of Jassin O'Rourke, it will be successful in finding new licensee for such product categories.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $57,207 at December 31, 2000 compared to $48,076 in working capital at December 31, 1999. This represents an increase of $9,131. This increase in working capital is primarily due to increased net income which offsets the increase in accounts receivables and inventories.

OPERATING ACTIVITIES

During the year ended December 31, 2000, cash provided by operating activities was $8,748. Uses of cash arose principally from an increase in factored accounts receivable of $3,251, an increase in inventory of $5,666 and a decrease in income taxes payable of $4957. Cash was provided principally by net income of $16,043 and an increase in accounts payable and accrued expenses of $4,610.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2011. Future obligations under these lease agreements total approximately $47,000.

The Company has employment agreements with seven officers currently providing for aggregate annual salaries of approximately $1,775 subject to annual bonuses and annual increases as may be determined by the Company's Board of Directors. In addition, as part of two of the employment agreements, the Company is committed to pay incentive bonuses based on income before interest, depreciation and taxes to certain officers.

The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company's Wholesale Division sells approximately sixty two percent (62%) of its products to department stores, including Federated Department Stores (Bloomingdales, Bon Marche, Burdines, Macy's and Rich's), May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank, Lord & Taylor and Robinsons May), Dillard's, Dayton-Hudson and Nordstrom and approximately thirty eight percent (38%) to specialty stores, including Journey's, Wet Seal and The Buckle and catalog retailers, including Victoria's Secret and Fingerhut. Federated Department Stores and May Department Stores presently account for approximately twenty one percent (21%) and eighteen percent (18%) of the Company's Wholesale Division sales, respectively.

A significant portion of the Company's product is supplied from foreign manufacturers, the majority of which are located in Brazil, China, Italy and Mexico. Although the Company has not entered into any manufacturing contracts with any of these foreign companies, the Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products if current suppliers need to be replaced. In addition, the Company currently deals approximately ninety five percent (95%) of its transactions in U.S. currency.

CAPITAL IMPROVEMENT ACTIVITIES

During the year ended December 31, 2000, the Company used cash of $7,446 primarily for leasehold improvements on retail stores and office space and for a new point of sale computer system for the retail stores.

FINANCING ACTIVITIES

During the year ended December 31, 2000, the Company received $2,807 from the sale of its common stock in connection with exercise of stock options. On February 29, 2000, the Company announced a 1,500,000 stock repurchase program. As of December 31, 2000, the Company repurchased 900,000 shares of the Company's common stock at a total cost of $6,076.

INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Competitive pressures could limit the extent to which such costs could be passed along in the form of increased prices. As such, inflationary price increases in operating costs could adversely affect the profitability of the Company's operations.

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

                                    PART IV

Item 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The following consolidated financial statements of Steven Madden, Ltd. and subsidiaries are included in Item 8:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONTENTS

                                                                            Page
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS

   Independent auditors' report                                              F-2

   Balance sheets as of December 31, 2000 and 1999                           F-3

   Statements of operations for the years ended December 31, 2000, 1999
      and 1998                                                               F-4

   Statements of changes in stockholders' equity for the years ended
      December 31, 2000, 1999 and 1998                                       F-5

   Statements of cash flows for the years ended December 31, 2000, 1999
      and 1998                                                               F-6

   Notes to financial statements                                             F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Steven Madden, Ltd.
New York, New York

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries as of December 31, 2000, and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

New York, New York
February 14, 2001

(March 14, 2001 with respect to Note J[3])

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                               ----------------------------
                                                                                   2000            1999
                                                                               ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $ 35,259,000    $ 37,361,000
   Investments                                                                                      257,000
   Accounts receivable - net of allowances of $774,000 and $886,000               2,417,000       1,207,000
   Due from factor - net of allowances of $866,000 and $624,000                  15,155,000      12,146,000
   Inventories                                                                   15,824,000      10,158,000
   Prepaid expenses and other current assets                                      1,289,000         867,000
   Deferred taxes                                                                 1,300,000         800,000
                                                                               ------------    ------------

        Total current assets                                                     71,244,000      62,796,000

Property and equipment, net                                                      15,600,000      11,114,000
Deferred taxes                                                                    2,462,000       1,612,000
Deposits and other                                                                  222,000         269,000
Cost in excess of fair value of net assets acquired - net of accumulated
   amortization of $575,000 and $436,000                                          2,205,000       2,344,000
                                                                               ------------    ------------

                                                                               $ 91,733,000    $ 78,135,000
                                                                               ============    ============

LIABILITIES
Current liabilities:
   Current portion of capital lease obligations                                $    128,000    $    116,000
   Accounts payable                                                               9,502,000       6,542,000
   Accrued expenses                                                               4,178,000       2,528,000
   Income tax payable                                                                             4,957,000
   Accrued bonuses                                                                  229,000         577,000
                                                                               ------------    ------------

        Total current liabilities                                                14,037,000      14,720,000

Deferred rent                                                                     1,074,000         777,000
Capital lease obligations, less current portion                                      56,000         203,000
                                                                               ------------    ------------

                                                                                 15,167,000      15,700,000
                                                                               ------------    ------------

Commitments, contingencies and other (Note J)

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000,000 shares authorized; none issued
Common stock - $.0001 par value, 60,000,000 shares authorized, 12,306,684
   and 11,797,793 shares issued                                                       1,000           1,000
Additional paid-in capital                                                       46,688,000      42,906,000
Retained earnings                                                                38,765,000      22,722,000
Unearned compensation                                                              (897,000)     (1,279,000)
Treasury stock - 1,245,204 and 345,204 shares at cost                            (7,991,000)     (1,915,000)
                                                                               ------------    ------------

                                                                                 76,566,000      62,435,000
                                                                               ------------    ------------

                                                                               $ 91,733,000    $ 78,135,000
                                                                               ============    ============

See notes to financial statements                                           F-3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended December 31,
                                                        -----------------------------------------------
                                                             2000             1999             1998
                                                        -------------    -------------    -------------

Net sales                                               $ 205,113,000    $ 163,036,000    $  85,783,000
Cost of sales                                             115,495,000       94,536,000       49,893,000
                                                        -------------    -------------    -------------

Gross profit                                               89,618,000       68,500,000       35,890,000
Commission and licensing fee income                         4,847,000        3,367,000        3,273,000
Operating expenses                                        (68,833,000)     (52,946,000)     (29,949,000)
                                                        -------------    -------------    -------------

Income from operations before other income (expenses)      25,632,000       18,921,000        9,214,000

Other income (expenses):
   Interest income                                          1,744,000          909,000          380,000
   Interest expense                                          (102,000)         (90,000)        (235,000)
   Gain on sale of marketable securities                      230,000
                                                        -------------    -------------    -------------

Income before provision for income taxes                   27,504,000       19,740,000        9,359,000
Provision for income taxes                                 11,461,000        8,274,000        3,912,000
                                                        -------------    -------------    -------------

NET INCOME                                              $  16,043,000    $  11,466,000    $   5,447,000
                                                        =============    =============    =============

BASIC INCOME PER SHARE                                  $        1.42    $        1.06    $        0.58
                                                        =============    =============    =============

DILUTED INCOME PER SHARE                                $        1.26    $        0.92    $        0.50
                                                        =============    =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC
   INCOME PER SHARE                                        11,310,130       10,831,250        9,436,798
EFFECT OF DILUTIVE SECURITIES OPTIONS AND WARRANTS          1,387,244        1,634,102        1,546,303
                                                        -------------    -------------    -------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED
   INCOME PER SHARE                                        12,697,374       12,465,352       10,983,101
                                                        =============    =============    =============

See notes to financial statements                                           F-4

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           Common Stock           Additional
                                                     -----------------------       Paid-in          Retained          Unearned
                                                       Shares        Amount        Capital          Earnings        Compensation
                                                     ----------     --------    ------------      -----------      -------------

BALANCE - DECEMBER 31, 1997                            8,429,073    $  1,000   $ 21,721,000       $  5,809,000     $ (1,281,000)
Exercise of stock options, units and warrants
   net of costs of $60,000                             2,447,050                 13,345,000
Common stock issued in connection with acquisition        64,520                    667,000
Compensation in connection with issuance of stock
   options to a consultant                                                           14,000
Tax benefit from exercise of options                                                198,000
Net income                                                                                           5,447,000
Unearned compensation relating to issuance of
   stock options                                                                    656,000                            (656,000)
Amortization of unearned compensation                                                                                   276,000
Common stock purchased for treasury
                                                     -----------    --------   ------------       ------------     ------------

BALANCE - DECEMBER 31, 1998                           10,940,643       1,000     36,601,000         11,256,000       (1,661,000)
Exercise of stock options and warrants                   857,150                  5,264,000
Tax benefit from exercise of options                                                275,000
Compensation in connection with issuance of stock
   options to a director                                                            766,000
Net income                                                                                          11,466,000
Amortization of unearned compensation                                                                                   382,000
Common stock purchased for treasury
                                                     -----------    --------   ------------       ------------     ------------

BALANCE - DECEMBER 31, 1999                           11,797,793       1,000     42,906,000         22,722,000       (1,279,000)
Exercise of stock options and warrants                   508,891                  2,807,000
Tax benefit from exercise of options                                                975,000
Net income                                                                                          16,043,000
Amortization of unearned compensation                                                                                   382,000
Common stock purchased for treasury
                                                     -----------    --------   ------------       ------------     ------------

BALANCE - DECEMBER 31, 2000                           12,306,684    $  1,000   $ 46,688,000       $ 38,765,000     $   (897,000)
                                                     ===========    ========   ============       ============     ============



                                                        Treasury Stock             Total
                                                     -----------------------    Stockholders'
                                                       Shares       Amount         Equity
                                                     ---------   -----------    ------------

BALANCE - DECEMBER 31, 1997                             101,800  $  (457,000)   $ 25,793,000
Exercise of stock options, units and warrants
   net of costs of $60,000                                                        13,345,000
Common stock issued in connection with acquisition                                   667,000
Compensation in connection with issuance of stock
   options to a consultant                                                            14,000
Tax benefit from exercise of options                                                 198,000
Net income                                                                         5,447,000
Unearned compensation relating to issuance of
   stock options                                                                           0
Amortization of unearned compensation                                                276,000
Common stock purchased for treasury                     168,404     (780,000)       (780,000)
                                                      ---------  -----------    ------------

BALANCE - DECEMBER 31, 1998                             270,204   (1,237,000)     44,960,000
Exercise of stock options and warrants                                             5,264,000
Tax benefit from exercise of options                                                 275,000
Compensation in connection with issuance of stock
   options to a director                                                             766,000
Net income                                                                        11,466,000
Amortization of unearned compensation                                                382,000
Common stock purchased for treasury                      75,000     (678,000)       (678,000)
                                                      ---------  -----------    ------------

BALANCE - DECEMBER 31, 1999                             345,204   (1,915,000)     62,435,000
Exercise of stock options and warrants                                             2,807,000
Tax benefit from exercise of options                                                 975,000
Net income                                                                        16,043,000
Amortization of unearned compensation                                                382,000
Common stock purchased for treasury                     900,000   (6,076,000)     (6,076,000)
                                                      ---------  -----------    ------------

BALANCE - DECEMBER 31, 2000                           1,245,204  $(7,991,000)   $ 76,566,000)
                                                      =========  ===========    ============


See notes to financial statements                                           F-5

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                   --------------------------------------------
                                                                       2000            1999            1998
                                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $ 16,043,000    $ 11,466,000    $  5,447,000
   Adjustments to reconcile net income to net cash provided by operating activities:
        Compensatory stock options                                                      766,000          14,000
        Depreciation and amortization                                 3,586,000       2,950,000       1,357,000
        Deferred taxes                                               (1,350,000)     (1,585,000)       (426,000)
        Deferred compensation                                           382,000         382,000         276,000
        Tax benefit from exercise of options                            975,000         275,000         198,000
        Provision for doubtful accounts and chargebacks                 506,000         757,000         228,000
        Deferred rent expense                                           297,000         392,000         385,000
        Gain on sale of marketable securities                          (230,000)
        Changes, net of acquisitions, in:
           Accounts receivable                                       (1,474,000)       (767,000)         (9,000)
           Due from factor                                           (3,251,000)     (3,062,000)     (4,552,000)
           Inventories                                               (5,666,000)     (2,187,000)     (2,716,000)
           Prepaid expenses and other assets                           (375,000)      2,098,000         717,000
           Accounts payable and accrued expenses                      4,610,000       6,120,000         386,000
           Accrued bonuses                                             (348,000)        346,000        (362,000)
           Income tax payable                                        (4,957,000)      4,957,000         111,000
                                                                   ------------    ------------    ------------

             Net cash provided by operating activities                8,748,000      22,908,000       1,054,000
                                                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                                (7,933,000)     (4,902,000)     (4,259,000)
   Purchases of investment securities                                                  (257,000)       (499,000)
   Maturity/sale of investment securities                               487,000         499,000       1,991,000
   Payments in connection with acquisition of business                                                  (35,000)
                                                                   ------------    ------------    ------------

             Net cash used in investing activities                   (7,446,000)     (4,660,000)     (2,802,000)
                                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from options, units and warrants exercised - net          2,807,000       5,264,000      13,345,000
   Purchase of treasury stock                                        (6,076,000)       (678,000)       (780,000)
   Payments of lease obligations                                       (135,000)       (115,000)        (62,000)
                                                                   ------------    ------------    ------------

             Net cash (used in) provided by financing activities     (3,404,000)      4,471,000      12,503,000
                                                                   ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (2,102,000)     22,719,000      10,755,000
Cash and cash equivalents - beginning of year                        37,361,000      14,642,000       3,887,000
                                                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                            $ 35,259,000    $ 37,361,000    $ 14,642,000
                                                                   ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

      Acquisition of leased assets                                                 $     32,000
      Common stock issued in connection with acquisition                                           $    667,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                     $    102,000    $     90,000    $    235,000
      Income taxes                                                 $ 16,172,000    $  3,886,000    $  3,902,000


See notes to financial statements                                           F-6

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  ORGANIZATION:

     Steven Madden, Ltd. was incorporated on July 9, 1990, in the state of New York and reincorporated in the state of Delaware on November 10, 1998. The Company is engaged primarily in the business of designing and sourcing women's shoes and to a lesser extent, girl's shoes, for sale through its' wholesale and retail channels. The Company markets footwear under the Steven Madden, David Aaron, Stevies and Lei (under license) brand names. Revenues are generated predominately through the sale of the Company's brand name merchandise and certain licensed product. See Note K for operating segment information.

[2]  PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of Steven Madden, Ltd. and its wholly owned subsidiaries Steven Madden Retail, Inc., DIVA. Acquisition Corp., Adesso-Madden, Inc. and Stevies, Inc. (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated.

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

[4]  CASH AND CASH EQUIVALENTS:

     Cash equivalents at December 31, 2000 and 1999, amounted to approximately $28,865,000 and $33,557,000, respectively, and consist of certificates of deposit and commercial paper. The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

[5]  INVESTMENTS:

     Investments held at December 31, 1999 consist of marketable equity securities, classified as available for sale, which are stated at quoted market price. Unrealized gains or losses, if any, are reflected as a separate component of stockholders' equity.

[6]  INVENTORIES:

     Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market.

[7]  PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed utilizing the straight-line method based on estimated useful lives ranging from two to ten years. Leasehold improvements are amortized utilizing the straight-line method over the shorter of their estimated useful lives or the lease term. Depreciation and amortization include amounts relating to property and equipment under capital leases.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[7]  PROPERTY AND EQUIPMENT: (CONTINUED)

     Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount. No impairment losses have been incurred for the years presented.

[8]  COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED:

     Cost in excess of fair value of net assets acquired relates to the acquisitions of Diva International, Inc. and Daniel Scott, Inc. (Note B) and is being amortized over 20 years.

[9]  NET INCOME PER SHARE:

     Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in-the-money options and warrants and the proceeds thereof were used to purchase treasury stock at the average market price during the period. For the year ended December 31, 2000, options exercisable into approximately 300,000 shares of common stock have not been included in the calculation of diluted income per share as the result would have been antidilutive.

[10] ADVERTISING COSTS:

     The Company expenses costs of print, radio and billboard advertisements as of the first date the advertisements take place. Advertising expense included in operating expenses amounted to $6,941,000 in 2000, $5,046,000 in 1999 and $2,515,000 in 1998.

[11] FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying value of the Company's financial instruments approximate fair value due to their short-term nature or their underlying terms.

[12] STOCK-BASED COMPENSATION:

     The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". Under the provisions of APB No. 25, employee compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

[13] REVENUE RECOGNITION:

     Wholesale revenues, including commissions received in conjunction with private label footwear, are recognized upon shipment of products to customers. Allowances for estimated discounts and returns are recognized when sales are recorded. Retail sales are recognized when the payment is received from customers and are recorded net of returns. Licensing revenue is recognized on the basis of net sales reported by the licensee.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[14] RECENTLY ISSUED ACCOUNTING STANDARDS:

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in an accounting principle at the time of implementation, in accordance with APB Opinion 20, "Accounting Changes." Subsequently, SAB Nos. 101A and 101B were issued to delay the implementation of SAB No. 101. Management believes that the adoption had no effect on the Company's revenue recognition policies. The Company adopted this pronouncement during the fiscal year ended December 31, 2000.

     In 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, "Stock Issued to Employees." Interpretation No. 44 clarifies the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of previously granted stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. The application of this interpretation had no effect on the financial statements for the fiscal year ended December 31, 2000.

     Also in 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The standard revises FASB Statement No. 125 and requires additional disclosure. The adoption of this standard will have no material effect on the financial statements.


NOTE B - ACQUISITIONS

On May 1, 1998, the Company purchased certain assets from and assumed certain liabilities of Daniel Scott, Inc. which operated two retail outlet stores under the name Shoe Biz located in Mineola, N.Y. in exchange for 64,520 shares of common stock. The acquisition was recorded at a total cost of approximately $703,000, including related expenses, of which $635,000 was allocated to cost in excess of fair value of the identifiable net assets acquired. The acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired entity were included in the consolidated statements of operations from the date of acquisition.

NOTE C - PROPERTY AND EQUIPMENT

The major classes of assets and accumulated depreciation and amortization are as follows:

                                                              December 31,
                                                      ----------------------------
                                                          2000            1999
                                                      ------------    ------------

     Leasehold improvements                           $ 16,065,000    $ 11,427,000
     Machinery and equipment                               805,000         628,000
     Furniture and fixtures                              2,596,000       1,399,000
     Computer equipment                                  4,414,000       2,461,000
     Equipment under capital lease                         217,000         249,000
                                                      ------------    ------------

                                                        24,097,000      16,164,000
     Less accumulated depreciation and amortization     (8,497,000)     (5,050,000)
                                                      ------------    ------------

     Property and equipment - net                     $ 15,600,000    $ 11,114,000
                                                      ============    ============

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE D - DUE FROM FACTOR

Under the terms of a factoring agreement, the Company may request advances from the factor up to 80 percent of aggregate receivables purchased by the factor at an interest rate of prime minus 1%. The Company also pays a fee equal to .70% of the gross invoice amount of each receivable purchased. In addition, the factor charges an annual unused line fee of .25% of the average daily unused portion of the maximum credit line which is $15,000,000. The Company sells and assigns a substantial portion of its receivables, principally without recourse, to the factor. At December 31, 2000, $436,000 of factored receivables were sold by the Company with recourse. The factor assumes the credit risk of all assigned accounts approved by it, but maintains liens on all inventory, trade receivables (whether or not assigned) and the goods represented thereby. These transfers are recognized as sales of receivables.

NOTE E - STOCK OPTIONS

The Company established various stock option plans under which options to purchase shares of common stock may be granted to employees, directors, officers, agents, consultants and independent contractors. The plans provide that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. No incentive stock option can be granted for more than five years to a stockholder owning 10% or more of the Company's outstanding common stock. Options granted under the plans during the three years ended December 31, 2000 vest on the date of grant or up to three years from such date.

In June 1999, the Company adopted the 1999 Stock Plan under which the maximum number of shares to which awards may be granted was initially 400,000 shares. In May 2000, the stockholders approved an amendment to the 1999 Stock Plan to increase the maximum number of shares subject to the plan to 975,000 shares. Terms of the 1999 Stock Plan are not materially different from the various existing stock option plans.

Through December 31, 2000, 950,000 options had been granted under the 1999 Stock Plan, as amended, and as of such date 25,000 shares were available for the granting of future options under the 1999 Stock Plan.

The Company granted options to an executive to purchase 250,000 shares of the Company's common stock at $7.50 per share in 1998. The market value of the stock at the date of grant was $10.125 per share. The Company recorded approximately $656,000 as unearned compensation relating to such options, of which approximately $254,000, $254,000 and $148,000 was charged to operations during the years ended December 31, 2000, 1999 and 1998, respectively.

In connection with the former President's amended employment agreement, in 1997, the Company issued options to purchase 500,000 shares of its common stock. The options, which vested in August 1998, have an exercise price of $3.31 and an exercise period of 10 years. Unearned compensation was recorded in the amount of $1,345,000 which represents the difference between the exercise price and the fair value of the stock on the date of grant, and is classified as a component of stockholders' equity. The unearned compensation is being amortized over the ten-year term of the amended agreement. Accordingly, $128,000 has been charged to operations for 2000, 1999 and 1998.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE E - STOCK OPTIONS  (CONTINUED)

Activity relating to stock options during the three years ended December 31, 2000:

                                       2000                     1999                     1998
                              ---------------------    ---------------------    ---------------------
                                Number      Average      Number      Average      Number      Average
                                  of       Exercise        of       Exercise        of       Exercise
                                Shares       Price       Shares       Price       Shares       Price
                              ---------    --------    ---------    --------    ---------    --------

Outstanding at January 1      2,720,000    $   5.85    2,968,000    $   5.16    2,300,000    $   4.54
Granted                         550,000        9.09      617,000        9.57    1,070,000        7.07
Exercised                      (509,000)       5.52     (857,000)       6.14     (222,000)       5.55
Cancelled                       (12,000)       6.34       (8,000)       6.14     (180,000)       7.44
                              ---------                ---------                ---------

Outstanding at December 31    2,749,000        6.36    2,720,000        5.85    2,968,000        5.16
                              =========                =========                =========

Exercisable                   2,575,000        6.06    2,515,000        5.48    2,530,000        4.79
                              =========                =========                =========


The following table summarizes information about stock options at December 31, 2000:

                           Options Outstanding           Options Exercisable
                    -------------------------------    ------------------------
                               Weighted
                                Average
                               Remaining
                               Contractual                           Weighted
                                  Life      Average                   Average
Range of              Number       (in     Exercise      Number      Exercise
Exercise Price      Outstanding   Years)     Price     Exercisable     Price
--------------      -----------  -------   --------    -----------   ---------

$1.50 to $3.50        830,000      5.1      $  2.35      830,000     $  2.35

$5.50 to $6.00        434,000      7.2         5.79      434,000        5.79

$6.50 to $7.97        960,000      8.1         7.31      929,000        7.33

$9.13 to $10.83       205,000      7.9        10.26      205,000       10.26

$11.81 to $12.00      300,000      9.4        11.71      157,000       11.78

$18.75                 20,000      9.7        18.75       20,000       18.75
                    ---------                          ---------

                    2,749,000                  6.36    2,575,000        6.06
                    =========                          =========

As set forth in Note A[12], the Company applies APB No. 25 in accounting for its stock option incentive plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 ("SFAS No.123") "Accounting for Stock-Based Compensation" and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Substantially all options granted in 2000, 1999 and 1998 vested on date of grant, and accordingly, the estimated fair value of such options were charged to expense in the year of grant for pro forma disclosures. The Company's pro forma information follows:

                                2000             1999            1998
                                ----             ----            ----
Net income:
   As reported              $ 16,043,000   $   11,466,000   $   5,447,000
   Pro forma                $ 14,588,000   $    7,380,000   $   2,619,000
Basic income per share:
   As reported                  $.1.42           $1.06           $ .58
   Pro forma                    $.1.29           $ .68           $ .28
Diluted income per share:
   As reported                  $.1.26           $ .92           $ .50
   Pro forma                    $.1.15           $ .59           $ .24

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE E - STOCK OPTIONS  (CONTINUED)

The weighted average fair value of options granted in 2000, 1999 and 1998 was approximately $4.54, $6.62 and $4.57, respectively, using the Black-Scholes option-pricing model with the following assumptions:

                                     2000             1999             1998
                                     ----             ----             ----

Dividend yield                         0                0                0
Volatility                            60%              61%              79%
Risk free interest rate           5.97 - 6.30%     5.75 - 6.03%     4.22 - 5.57%
Expected life in years                 4                4              3 to 5


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

The Company also had outstanding 150,000 Class C warrants issued in connection with a bridge financing which expired on December 10, 1998.

NOTE G - TREASURY STOCK

On February 29, 2000, the Company announced that the Board of Directors authorized a share repurchase program to acquire up to 1,500,000 shares of the Company's common stock from time to time in open market transactions. In June and July 2000, the Company purchased 900,000 shares of common stock in connection with such program.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE H - LEASES

[1]  CAPITAL LEASES:

     The Company leases certain equipment under capital leases. Future minimum lease payments consist of the following:

             2001                                                   $   141,000
             2002                                                        46,000
             2003                                                        14,000
                                                                    -----------

             Total minimum lease payments                               201,000
             Less amounts representing interest                          17,000
                                                                    -----------

             Present value of minimum lease payments                    184,000
             Less current maturities                                    128,000
                                                                    -----------

             Capital lease obligation, less current maturities      $    56,000
                                                                    ===========

[2]  OPERATING LEASES:

     The Company leases office, showroom, warehouse and retail facilities under noncancelable operating leases with terms expiring at various times through 2011. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31, 2000:

             2001                                                  $   6,339,000
             2002                                                      6,321,000
             2003                                                      5,982,000
             2004                                                      5,820,000
             2005                                                      5,383,000
             Thereafter                                               16,839,000
                                                                    ------------

                                                                    $ 46,684,000
                                                                    ============

     A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes.

     Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $7,604,000, $5,870,000 and $3,561,000, respectively. Included in such amounts are contingent rents of $122,000, $122,000 and $82,000 in 2000, 1999 and 1998, respectively.

     Pursuant to certain leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Accordingly, the Company has recorded deferred rent. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases, on a straight-line basis, over the lease term.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE I - INCOME TAXES

The income tax provision consists of the following:

                                  2000             1999            1998
                              ------------    ------------    ------------
     Current:
        Federal               $  9,787,000    $  7,285,000    $  3,211,000
        State and city           3,024,000       2,574,000       1,127,000
                              ------------    ------------    ------------

                                12,811,000       9,859,000       4,338,000
                              ------------    ------------    ------------

     Deferred:
        Federal                 (1,031,000)     (1,167,000)       (346,000)
        State and city            (319,000)       (418,000)        (80,000)
                              ------------    ------------    ------------

                                (1,350,000)     (1,585,000)       (426,000)
                              ------------    ------------    ------------

                              $ 11,461,000    $  8,274,000    $  3,912,000
                              ============    ============    ============

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

                                                              December 31,
                                                         ----------------------
                                                         2000     1999     1998
                                                         ----     ----     ----

     Income taxes at federal statutory rate              35.0%    34.0%    34.0%
     State income taxes - net of federal income tax
       benefit                                            6.4      8.6      7.9
     Nondeductible items                                   .3       .3       .1
     Other                                                        (1.0)    (0.1)
                                                         ----     ----     ----

     Effective rate                                      41.7%    41.9%    41.9%
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

The components of deferred tax assets and liabilities are as follows:

                                                         December 31,
                                                  -------------------------
                                                    2000            1999
                                                  ----------     ----------

     Deferred tax assets:
        Depreciation                              $1,735,000     $  482,000
        Accounts receivable allowances               617,000        619,000
        Inventory                                    683,000        482,000
        Nondeductible compensation                   276,000        510,000
        Deferred rent                                451,000        319,000
                                                  ----------     ----------

     Net deferred tax asset                       $3,762,000     $2,412,000
                                                  ==========     ==========

At December 31, 2000 current deferred tax assets amounted to $1,300,000 and non-current deferred tax assets amounted to $2,462,000.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER

[1]  CLASS ACTION LITIGATION:

     On or about August 9, 2000, several class action lawsuits were commenced in the United States District Court for the Eastern District of New York against the Company, Steven Madden personally, and, in some of the actions, the Company's President and its Chief Financial Officer.

     On December 8, 2000, the court consolidated these actions and appointed a lead plaintiff and approved the plaintiff as lead counsel. On February 26, 2001, the plaintiff served a consolidated amended complaint.

     The amended complaint generally alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements, and failing to disclose material adverse information relating, among other things, to certain matters and allegations concerning Mr. Madden. The plaintiff seeks an unspecified amount of damages, costs and expenses on behalf of the plaintiff and all other purchasers of the Company's common stock during the period June 21, 1997 through June 20, 2000. The defendants have until April 12, 2001 to answer the consolidated amended complaint. Although the Company has not yet answered or otherwise responded to this complaint, the Company believes that it has substantial defenses to the claims. The resulting liability, if any, cannot presently be determined.

[2]  DERIVATIVE ACTION:

     On or about September 26, 2000, a shareholders derivative action was commenced in the United States District Court for the Eastern District of New York, captioned, HERRERA V. STEVEN MADDEN AND STEVEN MADDEN, LTD. The Company is named as a nominal defendant in the action. The complaint seeks to recover alleged damages on behalf of the Company from Mr. Madden's June 20, 2000 indictment and to require him to disgorge certain profits, bonuses and stock option grants he received from the Company. On January 3, 2001, the plaintiff filed an amended complaint. On February 2, 2001, both the Company and Mr. Madden filed motions to dismiss the amended complaint because of the plaintiff's failure to make a pre-litigation demand upon the Company's Board of Directors. Briefing on the motions is scheduled to be completed shortly. The resulting liability, if any cannot presently be determined.

[3]  OTHER MATTER:

     In March 2001, the Company became aware that the SEC issued a formal order of investigation with respect to trading in the Company's securities. The SEC is investigating possible securities law violations. Certain officers and directors of the Company sold shares of the Company's common stock during 1999 and the first half of 2000 which were previously disclosed on Form 4's filed with the Securities and Exchange Commission. The ultimate effects of this matter, if any, cannot reasonably be determined at this time.

[4]  LITIGATION SETTLEMENTS:

     The separate actions involving Magnum Fashions, Inc., WK Maxx Industries, Ltd. and Lee N' Gi were settled in the aggregate for approximately $175,000 for the year ended December 31, 2000 and have been included in operating expenses.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)

[5]  EMPLOYMENT AGREEMENTS:

     The Company also has an employment agreement with its Chief Executive Officer which was amended in February 2000 to extend the term through December 2009. The employment agreement provides for salary commitments of approximately $4,480,000 over the next nine years. Additionally, the agreement provides for a discretionary bonus in cash, capital stock or other property as the board may determine from time to time as well as an expense allowance. The prior agreement provided for a bonus plan based on graduated rates at specified levels of net revenue.

     The Company has employment agreements with two other executives, expiring through December 2003 which provide for aggregate annual salaries of $575,000, subject to increases. These agreements provide for cash bonuses based upon earnings, as defined, and the granting of options at the then market price. One agreement provides for 100,000 options and the other is based on the calculated amount of the cash bonus.

[6]  LETTERS OF CREDIT:

     At December 31, 2000 and 1999, the Company had open letters of credit for the purchase of imported inventories of approximately $6,142,000 and $3,163,000, respectively.

[7]  CONCENTRATIONS:

     The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured.

     During the year ended December 31, 2000, the Company purchased approximately 50% and 27% of their inventory from supplies in China and Brazil, respectively.

     During the year ended December 31, 1999, the Company purchased approximately 44%, 24% and 19% of their inventory from suppliers in China, Brazil and Mexico, respectively. During the year ended December 31, 1998, the Company purchased approximately 41% of their inventory from several suppliers in Brazil and Mexico.

     Sales to two customers amounted to 14% and 12% of net sales for the year ended December 31, 2000. Amounts receivable from these and another customer represented 22%, 21% and 12% of accounts receivable at December 31, 2000.

     Sales to two customers amounted to 15% and 10% of net sales and amounts receivable at year end from these customers represented 22% and 14% of accounts receivable in 1999, respectively.

     Sales to one customer represented approximately 13% of net sales and amounts receivable at year end from such customer represented 11% of accounts receivable in 1998.

     Sales to such customers are included in the wholesale segment (see Note K). Purchases are made primarily in United States dollars.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)

[8]  VALUATION AND QUALIFYING ACCOUNTS:

     The following is a summary of the allowance for doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount due from factor for the years ended December 31,:

                                                                2000           1999           1998
                                                             -----------    -----------    -----------

     Balance at beginning of year                            $ 1,510,000    $   813,000    $   686,000
     Charged to expense                                          506,000        757,000        228,000
     Uncollectible accounts written off, net of recoveries      (376,000)       (60,000)      (101,000)
                                                             -----------    -----------    -----------

     Balance at end of year                                  $ 1,640,000    $ 1,510,000    $   813,000
                                                             ===========    ===========    ===========

     The following is a summary of property and equipment and the related accounts of accumulated depreciation and amortization for the years ended December 31,:

                                                    2000          1999          1998
                                                 -----------   -----------   -----------

     COST BASIS
     Balance at beginning of year                $16,164,000   $11,233,000   $ 6,974,000
     Additions                                     7,933,000     4,931,000     4,259,000
                                                 -----------   -----------   -----------

     Balance at end of year                       24,097,000    16,164,000    11,233,000
                                                 -----------   -----------   -----------
     ACCUMULATED DEPRECIATION AND AMORTIZATION
     Balance at beginning of year                  5,050,000     2,242,000     1,013,000
     Depreciation and amortization                 3,447,000     2,808,000     1,229,000
                                                 -----------   -----------   -----------

     Balance at end of year                        8,497,000     5,050,000     2,242,000
                                                 -----------   -----------   -----------

     Property and equipment, net                 $15,600,000   $11,114,000   $ 8,991,000
                                                 ===========   ===========   ===========

     The following is a summary of cost in excess of fair value and related accumulated amortization for the years ended December 31,:

                                                              2000        1999         1998
                                                           ----------   ----------   ----------

     COST BASIS
     Balance at beginning of year                          $2,780,000   $2,780,000   $2,146,000
     Additions                                                                          634,000
                                                           ----------   ----------   ----------

     Balance at end of year                                 2,780,000    2,780,000    2,780,000
                                                           ----------   ----------   ----------

     ACCUMULATED DEPRECIATION AND AMORTIZATION
     Balance at beginning of year                             436,000      297,000      170,000
     Amortization                                             139,000      139,000      127,000
                                                           ----------   ----------   ----------

     Balance at end of year                                   575,000      436,000      297,000
                                                           ----------   ----------   ----------

     Cost in excess of fair value of net assets acquired   $2,205,000   $2,344,000   $2,483,000
                                                           ==========   ==========   ==========

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE K - OPERATING SEGMENT INFORMATION

The Company's reportable segments are primarily based on methods used to distribute its products. The wholesale and retail segments derive revenues from sales of women's and girl's footwear. The wholesale segment, through sales to department and specialty stores, and the retail segment through operation of its own retail stores, derive revenues from sales of branded women's and girls footwear. In addition, the wholesale segment has a licensing program that extends the Steve Madden brand to accessories and ready-to-wear apparel. The other segment represents activities of a subsidiary which earns commissions for serving as a buying agent to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of private label shoes.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before interest income and interest expense and before income taxes. The following is information for the Company's reportable segments:

                                           Wholesale          Retail          Other       Consolidated
                                         -------------    -------------   -------------   -------------
Year ended December 31, 2000:
   Net sales to external customers (a)   $ 135,481,000    $  69,632,000                   $ 205,113,000
   Gross profit                             50,681,000       38,937,000                      89,618,000
   Commissions and licensing fees            1,216,000                    $   3,631,000       4,847,000
   Operating earnings                       17,868,000        8,001,000       1,635,000      27,504,000
   Depreciation and amortization             1,000,000        2,581,000           5,000       3,586,000
   Other significant noncash items:
      Deferred compensation                    382,000                                          382,000
      Deferred rent                            (13,000)         310,000                         297,000
      Provision for doubtful accounts          463,000                           43,000         506,000
   Segment assets (b)                       60,740,000       30,215,000         778,000      91,733,000
   Capital expenditures                      1,044,000        6,889,000                       7,933,000

Year ended December 31, 1999:
   Net sales to external customers (a)     114,406,000       48,630,000                     163,036,000
   Gross profit                             41,484,000       27,016,000                      68,500,000
   Commissions and licensing fees              807,000                        2,560,000       3,367,000
   Operating earnings                       12,130,000        5,910,000         881,000      18,921,000
   Depreciation and amortization             1,244,000        1,703,000           3,000       2,950,000
   Other significant noncash items:
      Deferred compensation                    382,000                                          382,000
      Deferred rent                              8,000          384,000                         392,000
      Provision for doubtful accounts          733,000                           24,000         757,000
   Segment assets (b)                       61,713,000       13,500,000       2,922,000      78,135,000
   Capital expenditures                        974,000        3,810,000                       4,784,000

Year ended December 31, 1998:
   Net sales to external customers (a)      59,221,000       26,562,000                      85,783,000
   Gross profit                             21,398,000       14,492,000                      35,890,000
   Commissions and licensing fees              594,000                        2,679,000       3,273,000
   Operating earnings                        5,126,000        2,741,000       1,347,000       9,214,000
   Depreciation and amortization               516,000          837,000           4,000       1,357,000
   Other significant noncash items:
      Deferred compensation                    276,000                                          276,000
      Deferred rent                             47,000          336,000           2,000         385,000
      Provision for doubtful accounts          228,000                                          228,000
   Segment assets (b)                       33,731,000       14,663,000         534,000      48,928,000
   Capital expenditures                        550,000        3,467,000                       4,017,000

(a) Attributed to the United States, based on the location in which the sale originated.
(b) All long-lived assets, consisting of property and equipment and cost in excess of fair value of net assets acquired, are located in the United States.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE K - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (000's omitted):

                                            March 31       June 30     September 30    December 31
                                            --------       -------     ------------    -----------
2000:
   Revenues                                 $44,109        $48,057        $60,108        $52,839
   Cost of sales                             25,925         27,123         33,620         28,827
   Commissions and licensing fee income       1,004          1,130          1,233          1,480
   Net income                                 3,182          3,743          4,600          4,518
   Net income per share:
      Basic                                    0.28           0.32           0.42           0.41
      Diluted                                  0.24           0.28           0.38           0.38

1999:
   Revenues                                 $26,731        $38,056        $48,963        $49,286
   Cost of sales                             15,789         21,888         28,962         27,897
   Commissions and licensing
     fees                                       691            802            896            978
   Net income                                 1,411          2,364          3,448          4,243
   Net income per share:
      Basic                                    0.13           0.22           0.32           0.38
      Diluted                                  0.12           0.19           0.27           0.33

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


EXHIBITS

3.01*         Certificate of Incorporation of the Company.

3.02*         By-Laws of the Company.

4.01*         Specimen Certificate for shares of Common Stock.

10.01*        Amended Employment Agreement between the Company and Steven
              Madden.

10.04*        Employment Agreement of Rhonda Brown.

10.05         Amendment No. 1 to Employment Agreement of Steven Madden.

10.06         Amendments No. 1, 2 and 3 to Employment Agreement of Rhonda Brown

10.07         Employment Agreement of Arvind Dharia

10.08         Employment Agreement of Richard Olicker

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

Dated:  New York, New York
        March 30, 2001
                                            STEVEN MADDEN, LTD.

                                            By: /s/ STEVEN MADDEN
                                                --------------------------------
                                                Steven Madden
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                               TITLE                         DATE

/s/ CHARLES KOPPELMAN            Chairman of the Board           March 30, 2001
---------------------------
Charles Koppelman


/s/ STEVEN MADDEN                Chief Executive Officer         March 30, 2001
---------------------------      and Director
Steven Madden


/s/ RHONDA BROWN                 President and Director          March 30, 2001
---------------------------
Rhonda Brown


/s/ ARVIND DHARIA                Chief Financial Officer         March 30, 2001
---------------------------      and Director
Arvind Dharia


/s/ JAMIESON KARSON              Director                        March 30, 2001
---------------------------
Jamieson Karson


/s/ JOHN L. MADDEN               Director                        March 30, 2001
---------------------------
John L. Madden


/s/ PETER MIGLIORINI             Director                        March 30, 2001
---------------------------
Peter Migliorini


/s/ HEYWOOD WILANSKY             Director                        March 30, 2001
---------------------------
Heywood Wilansky