Form 10-K/A
period 2000-12-31
MADDEN STEVEN LTD
filed 2001-04-10
CIK 913241

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------

                                   FORM 10-K/A
                                 Amendment No. 1

  The Cover Page and Item 5 have been amended to accurately reflect the number of shares of common stock outstanding.

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

      The number of outstanding shares of the registrant's common stock as of March 20, 2001 was 11,280,905 shares.

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
Quarter ended                                    Quarter ended
March 31, 2000         19         12 1/2         March 31, 1999         9 7/16      7 1/8

Quarter ended                                    Quarter ended
June 30, 2000          22 7/16    6 9/16         June 30, 1999         14           7 7/8

Quarter ended                                    Quarter ended
September 30, 2000     12 11/16   6 13/16        September 30, 1999    14 1/8      11 1/8

Quarter ended                                    Quarter ended
December 31, 2000       8 15/32   7              December 31, 1999     19 1/16     11 15/16

         On March 20, 2001, the final quoted price as reported by The Nasdaq National Market was $13.94 for each share of common stock. As of March 20, 2001, there were 11,280,905 shares of Common Stock outstanding, held of record by 4 record holders and approximately 3,786 beneficial owners.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
        April 9, 2001
                                            STEVEN MADDEN, LTD.

                                            By: /s/ ARVIND DHARIA
                                                --------------------------------
                                                ARVIND DHARIA
                                                Chief Financial Officer