Form 10-Q
period 2001-03-31
MADDEN STEVEN LTD
filed 2001-05-14
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------       ----------------------

For Quarter Ended  March 31, 2001       Commission File Number      0-23702


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

                                                   Yes [X]   No [ ]


        CLASS                                 OUTSTANDING AS OF MAY 9, 2001
    COMMON STOCK                                      11,484,055

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                 MARCH 31, 2001


                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION
ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets.......................................   3

          Consolidated Statements of Operations.............................   4

          Consolidated Statement of Cash Flows..............................   5

          Notes to condensed consolidated financial statements..............   6


ITEM 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................   8

PART II - OTHER INFORMATION
ITEM 1.   Legal Proceedings.................................................  15

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                            March 31,     December 31,
                                                                               2001           2000
                                                                           -----------    -----------
                                                                           (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                               $    25,654    $    35,259
   Accounts receivable - net of allowances of $898 and $774                      1,273          2,417
   Due from factor - net of allowances of $581 and $866                         27,296         15,155
   Inventories                                                                  16,344         15,824
   Prepaid expenses and other current assets                                     1,281          1,289
   Deferred taxes                                                                1,300          1,300
                                                                           -----------    -----------

        Total current assets                                                    73,148         71,244

Property and equipment, net                                                     15,457         15,600
Deferred taxes                                                                   2,462          2,462
Deposits and other                                                                 222            222
Cost in excess of fair value of net assets acquired - net of accumulated
   amortization of $610 and $575                                                 2,170          2,205
                                                                           -----------    -----------

                                                                           $    93,459    $    91,733
                                                                           ===========    ===========

LIABILITIES
Current liabilities:
   Current portion of lease payable                                        $       106    $       128
   Accounts payable                                                              6,696          9,502
   Accrued expenses                                                              3,312          4,178
   Accrued bonuses                                                                 117            229
                                                                           -----------    -----------

        Total current liabilities                                               10,231         14,037

Deferred rent                                                                    1,136          1,074
Lease payable, less current portion                                                 54             56
                                                                           -----------    -----------

                                                                                11,421         15,167
                                                                           -----------    -----------

Contingencies (Note D)

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value, 60,000 shares authorized, 12,537
   and 12,307 issued and outstanding                                                 1              1
Additional paid-in capital                                                      48,478         46,688
Retained earnings                                                               42,415         38,765
Unearned compensation                                                             (865)          (897)
Treasury stock at cost - 1,245 shares                                           (7,991)        (7,991)
                                                                           -----------    -----------

                                                                                82,038         76,566
                                                                           -----------    -----------

                                                                           $    93,459    $    91,733
                                                                           ===========    ===========


See notes to financial statements                                              3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                           2001           2000
                                                       ----------   ----------

Net sales                                              $   53,395   $   44,109
Cost of sales                                              31,314       25,925
                                                       ----------   ----------

Gross profit                                               22,081       18,184
Commission and licensing fee income                         1,134        1,004
Operating expenses                                        (17,415)     (14,420)
                                                       ----------   ----------

Income from operations                                      5,800        4,768
Interest income, net                                          501          536
Gain on sale of marketable securities                                      230
                                                       ----------   ----------

Income before provision for income taxes                    6,301        5,534
Provision for income taxes                                  2,651        2,352
                                                       ----------   ----------

NET INCOME                                             $    3,650   $    3,182
                                                       ==========   ==========

BASIC INCOME PER SHARE                                 $      .33   $      .28
                                                       ==========   ==========

DILUTED INCOME PER SHARE                               $      .29   $      .24
                                                       ==========   ==========

Weighted average common shares outstanding - basic         11,160       11,505
Effect of dilutive securities - options and warrants        1,247        1,729
                                                       ----------   ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED       12,407       13,234
                                                       ==========   ==========


See notes to financial statements                                              4

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

                                                                                     Three Months Ended
                                                                                           March 31
                                                                                   ------------------------
                                                                                      2001          2000
                                                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $    3,650    $    3,182
   Adjustments to reconcile net income to net cash used in operating activities:
      Issuance of compensatory stock options                                              110
      Depreciation and amortization                                                       781           701
      Deferred compensation                                                                32            96
      Provision for bad debts                                                            (161)          174
      Gain on sale of marketable securities                                                            (230)
      Deferred rent expense                                                                62            56
      Changes in:
        Accounts receivable                                                             1,020          (545)
        Due from factor                                                               (11,856)       (8,441)
        Inventories                                                                      (520)        2,372
        Prepaid expenses and other assets                                                   8           329
        Accounts payable and accrued expenses                                          (3,784)       (2,800)
                                                                                   ----------    ----------

           Net cash used in operating activities                                      (10,658)       (5,106)
                                                                                   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (603)       (2,930)
   Sale/maturity of investment securities                                                               487
                                                                                   ----------    ----------

           Net cash used in investing activities                                         (603)       (2,443)
                                                                                   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from options and warrants exercised                                         1,680           285
   Repayment of lease obligations                                                         (24)          (32)
                                                                                   ----------    ----------

           Net cash provided by financing activities                                    1,656           253
                                                                                   ----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (9,605)       (7,296)
Cash and cash equivalents - beginning of period                                        35,259        37,361
                                                                                   ----------    ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $   25,654    $   30,065
                                                                                   ==========    ==========


See notes to financial statements                                              5

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001


NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") as of March 31, 2001, and the results of their operations and cash flows for the three-month period then ended. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2000 included in the Annual Report of Steven Madden, Ltd. on Form 10-K.


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

         The amended complaint generally alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements, and failing to disclose material adverse information relating, among other things, to certain matters and allegations concerning Mr. Madden. The plaintiff seeks an unspecified amount of damages, costs and expenses on behalf of the plaintiff and all other purchasers of the Company's common stock during the period June 21, 1997 through June 20, 2000. On April 19, 2001, all of the defendants served motions to dismiss the consolidated amended complaint. Briefing on the motions currently is scheduled to be completed by July 3, 2001. The Company believes that it has substantial defenses to the claims. The resulting liability, if any, cannot presently be determined.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001


NOTE D - PENDING LITIGATION  (CONTINUED)

[2]      DERIVATIVE ACTION:

         On or about September 26, 2000, a shareholders derivative action was commenced in the United States District Court for the Eastern District of New York, captioned, HERRERA V. STEVEN MADDEN AND STEVEN MADDEN, LTD. The Company is named as a nominal defendant in the action. The complaint seeks to recover alleged damages on behalf of the Company from Mr. Madden's June 20, 2000 indictment and to require him to disgorge certain profits, bonuses and stock option grants he received from the Company. On January 3, 2001, the plaintiff filed an amended complaint. On February 2, 2001, both the Company and Mr. Madden filed motions to dismiss the amended complaint because of the plaintiff's failure to make a prelitigation demand upon the Company's Board of Directors. Briefing on the motions has been completed. The resulting liability, if any cannot presently be determined.

[3]      OTHER MATTERS:

         On June 20, 2000, Steve Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the Southern District and Eastern District of New York. The indictments allege that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended. Neither the indictment nor the SEC complaint alleges any wrongdoing by the Company or its other officers or directors. Mr. Madden has denied any improper conduct and has advised the Company that he will vigorously defend himself against any and all charges.

         In March 2001, the Company became aware that the SEC issued a formal order of investigation with respect to trading in the Company's securities. The SEC is investigating possible securities law violations. Certain officers and directors of the Company sold shares of the Company's common stock during 1999 and the first half of 2000, as previously disclosed on Form 4's filed with the Securities and Exchange Commission. The ultimate effects of this matter if any, cannot reasonably be determined at this time.

NOTE E - SUBSEQUENT EVENT

         The Company announced on May 2, 2001 that Steve Madden is resigning as Chief Executive Officer. He will become the Company's Chief Creative Officer and has entered into a ten year employment agreement. Steve Madden also entered into a cross-license agreement ensuring that the Company retains exclusive rights to the use of the Madden name.

         Jamieson Karson, a member of the Company's Board of Directors since January 2001, will succeed Steve Madden as the Company's Chief Executive Officer on July 1, 2001.

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

The following table sets forth information on operations for the periods indicated:


                           PERCENTAGE OF NET REVENUES
                           --------------------------
                               THREE MONTHS ENDED
                               ------------------
                                    MARCH 31
                                    --------
                                ($ in thousands)


CONSOLIDATED:                                    2001                    2000
------------                                    -------                 -------
Net Sales                                       $53,395       100%      $44,109      100%
Cost of Sales                                    31,314         59       25,925        59
Other Operating Income                            1,134          2        1,004         2
Operating Expenses                               17,415         33       14,420        33
Income from Operations                            5,800         11        4,768        11
Interest Income (Expense) Net                       501          1          536         1
Gain on sale of Marketable Securities                 0          0          230         1
Income Before Income Taxes                        6,301         12        5,534        13
Net Income                                        3,650          7        3,182         7

                           PERCENTAGE OF NET REVENUES
                           --------------------------
                               THREE MONTHS ENDED
                               ------------------
                                    MARCH 31
                                    --------
                                ($ in thousands)


By Segment                                2001                       2000
                                         -------                    -------

WHOLESALE DIVISIONS:
--------------------
Steven Madden, Ltd.
-------------------
Net Sales                                $23,076        100%        $22,020        100%
Cost of Sales                             14,668         64          13,856         63
Other Operating Income                       222          1             287          1
Operating Expenses                         6,307         27           6,262         28
Income from Operations                     2,323         10           2,189         10

l.e.i. Footwear:
----------------
Net Sales                                $ 9,745        100%        $ 9,732        100%
Cost of sales                              6,336         65           6,438         66
Operating Expenses                         1,873         19           1,825         19
Income from Operations                     1,536         16           1,469         15

Madden Mens:
------------
Net Sales                                $   910        100%             --         --
Cost of sales                                591         65              --         --
Operating Expenses                           359         40              --         --
Loss from Operations                         (40)        (4)             --         --

Diva Acquisition Corp:
----------------------
Net Sales                                $ 1,779        100%        $ 1,079        100%
Cost of sales                              1,243         70             726         67
Operating Expenses                           387         22             194         18
Income from Operations                       149          8             159         15

Stevies Inc.:
-------------
Net Sales                                $ 2,793        100%             --         --
Cost of sales                              1,775         64              --         --
Other Operating Income                       104          4              --         --
Operating Expenses                           565         20              --         --
Income from Operations                       557         20              --         --

STEVEN MADDEN RETAIL INC.:
--------------------------

Net Sales                                $15,092        100%        $11,278        100%
Cost of Sales                              6,701         44           4,905         44
Operating Expenses                         7,572         50           5,671         50
Income from Operations                       819          5             702          6

                           PERCENTAGE OF NET REVENUES
                           --------------------------
                               THREE MONTHS ENDED
                               ------------------
                                    MARCH 31
                                    --------
                                ($ in thousands)

By Segment (Continued)

ADESSO MADDEN INC.:                       2001                       2000
-------------------                      -------                    -------
 (FIRST COST)
Other Operating Revenue                  $   808        100%        $   717        100%
Operating Expenses                           352         44             468         65
Income from Operations                       456         56             249         35


RESULTS OF OPERATIONS
 ($ in thousands)
THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

CONSOLIDATED:
-------------

Sales for the three month period ended March 31, 2001 were $53,395 or 21% higher than the $44,109 in the comparable period of 2000. The increase in sales is due to several factors, including (i) the addition of new wholesale accounts, (ii) a 34% increase in retail sales and an increases in same store sales, (iii) a 65% increase in sales from the Diva Acquisition Corp Wholesale Division ("Diva Wholesale"), (iv) $2,793 in sales from the Company's new Stevies wholesale division ("Stevies Wholesale"), which commenced shipping in the second quarter of 2000, (v) the Company's New Madden Mens Wholesale Division ("Madden Mens Wholesale") commenced shipping in the first quarter of 2001 and generated revenue of $910 for the first three months of 2001, (vi) an increase in the number of Steve Madden concept shops located in major department stores and specialty stores, and (vii) an increase in public awareness with respect to the Company's brands. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales. Consolidated gross profit as a percentage of sales in first quarter of 2001 remains the same as first quarter of 2000.

Selling, general and administrative (SG&A) expenses increased to $17,415 in 2001 from $14,420 in 2000. The increase in SG&A is due primarily to a 25% increase in payroll, officers' bonuses and payroll related expenses from $5,188 in 2000 to $6,485 in 2001. Also, the Company focused its efforts on advertising and marketing by increasing those expenses by 34% from $1,200 in 2000 to $1,609 in 2001. Additionally, selling and designing expenses increased by 13% from $1,527 in 2000 to $1,731 in 2001. This is due in part to an increase in sales in the current period and to the Company's increased focus on selling and designing activities. The increase in the number of retail outlets and expanded office and warehouse facilities resulted in an increase in occupancy, telephone, utilities, warehouse, printing/supplies and depreciation expenses by 36% from $3,093 in 2000 to $4,200 in 2001.

Income from operations for 2001 was $5,800 which represents an increase of $1,032 or 22% over the income from operations of $4,768 in 2000. Net income increased by 15% to $3,650 in 2001 from $3,182 in 2000.

WHOLESALE DIVISIONS:
--------------------

Sales from the Steve Madden Wholesale Division ("Madden Wholesale") accounted for $23,076 or 43%, and $22,020 or 50%, of total sales in 2001 and 2000, respectively. The increase in sales were driven by the expansion of our sneaker classification with the continuation of platform bottom classics and the addition of closed-toe open-back varieties. Also, sales were driven by the addition of 350 concept shops in the first quarter of 2001, ending the quarter with 1,210 concept shops compared to 860 in the first quarter of 2000, an increase of 41%. Gross profit as a percentage of sales decreased from 37% in 2000 to 36% in 2001 due to higher markdowns experienced in the first quarter of 2001. Operating expenses increased to $6,307 in 2001 from $6,262 in 2000. This increase resulted from an increase in advertising and marketing expenses resulting from the Company's expanded marketing strategy. Madden Wholesale income from operations was $2,323 in 2001 compared to income from operations of $2,189 in 2000.

Sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale") accounted for $9,745 or 18%, and $9,732 or 22%, of total sales in 2001 and 2000, respectively. During the first quarter of 2001, the l.e.i. Wholesale Division and the planning department focused on key item flow by door with the ultimate goal of increasing inventory turns and profitability. Additionally, l.e.i Wholesale turned its attention toward the mid tier channel working with accounts such as Mervyns, Kohl's and Penneys to restructure the flow and commitment behind key items. The result of this effort caused revenues to be flat during the first quarter of 2001 compared to first quarter of 2000. Gross profit as a percentage of sales increased from 34% in 2000 to 35% in 2001 due to changes in product mix, balanced sourcing and improved inventory management. Operating expenses increased to $1,873 in 2001 from $1,825 in 2000 due to increases in payroll and payroll related expenses. Additionally, advertising and marketing expenses increased due to the Company's expanded marketing strategy. Income from operations for l.e.i. Wholesale was $1,536 in 2001 compared to income from operations of $1,469 in 2000.

The Company's new Madden Mens Wholesale Division ("Madden Mens Wholesale") commenced shipping in the first quarter of 2001. Madden Mens Wholesale generated revenue of $910 for the first quarter of 2001. The Company is very excited by the market's acceptance of the new Mens line, particularly in the sport-casual classification. Key items have already been identified and for the third quarter of 2001, the Company will be prepared to offer an EDI open stock replenishment program on two best selling styles. The Company is also encouraged by the response from key department stores, such as Lord and Taylor, Foleys, Hechts and Filenes. After recording strong initial sales result, the Company believes that these retailers will expand their door distribution. Madden Mens is planning its concept shop program to roll out in the fall of 2001.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $1,779 or 3%, and $1,079 or 2%, of total sales in 2001 and 2000, respectively. The Company believes that the increase in sales were driven by placements of its new product line in major department stores, specialty stores, and specialty catalogues, such as Bloomingdale's by Mail. Also, sales were driven by key styles include bowling inspired casuals and casual loafers, including closed-toe open-back styles. By implementing its own test and react model, David Aaron was out in front of market delivering closed-up spring casuals to a strong reception, at a time when competitors were delivering opened up footwear. Gross profit as a percentage of sales decreased from 33% in 2000 to 30% in 2001 as under performing carryover inventory was cleared at lower gross margins. Operating expenses increased to $387 in 2001 from $194 in 2000 due to increases in payroll and payroll related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations from Diva Wholesale was $149 in 2001 compared to income from operations of $159 in 2000.

The Company's new Stevies Wholesale Division ("Stevies Wholesale") commenced shipping to department stores and specialty stores throughout the country in the second quarter of 2000. Stevies is the Company's children's brand, targeted at girls ages 6-9 and "tweens" 10-12. Stevies Wholesale generated revenue of $2,793 for the first quarter of 2001. Stevies now sells in over 1,500 doors including the Limited Too, Journey's kids stores, Filenes, Foley's, Dillards and Macys, as well as independent footwear stores, such as StrideRite and Jacobsons. As of March 31, 2001 Stevies ended with more than 800 concept shops. Also, fueling the brand for the future is the introduction of toddler girls. The Stevies toddler line was introduced at the WSA show in February 2001 and the line was well received by the existing customers. Gross profit as a percentage of sales was 36% for the period ended March 31, 2001. Income from operations was $557 in the first quarter of 2001.

RETAIL DIVISION:
----------------

Sales from the Retail Division accounted for $15,092 or 28% and $11,278 or 26% of total revenues in 2001 and 2000, respectively. This increase in Retail Division sales is primarily due to the increase in the number of Steve Madden retail stores. As of March 31, 2001, there were 65 Steve Madden retail stores compared to 52 stores as of March 31, 2000. Additionally, same store sales for the period ended March 31, 2001 increased 4% over the same period of 2000. Colder weather in March dampened the momentum in the North East region which comprises approximately 60% of Company's retail business. Revenues from the internet store for the first quarter ended March 31, 2001 were in excess of $1,000, showing an increase of 67% over the same period of 2000. The Company expects sales generated through its websites at WWW.STEVEMADDEN.COM and WWW.STEVIES.COM to continue to increase as the Company makes additional styles available for sale and usage of the internet continues to grow. Also, the web site for Madden Mens at WWW.STEVEMADDENMENS.COM launched in February 2001. Gross profit as a percentage of sales remains the same in 2001 and 2000. Operating expenses increased to $7,572 or 50% of sales in 2001 from $5,671 or 50% of sales in 2000. This increase was due to increases in payroll and payroll related expenses such as incentive bonuses for store managers and the corporate retail management team, marketing and operating expenses for the internet store, occupancy, printing, and depreciation expenses as a result of opening 13 additional stores since March 31, 2000. Income from operations from the retail division was $819 in 2001 compared to income from operations of $702 in 2000.

ADESSO-MADDEN DIVISION:
-----------------------

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $808 for the period ended March 31, 2001 which represents a 13% increase over commission revenues of $717 during the same period in 2000. This increase was primarily due to the growth in accounts such as Walmart, Target and Payless. Growth classifications included sandals and big unit bottom casuals. The Company is pleased to announce that for the second time in four years, Adesso-Madden received the `Vendor Award of Excellence" from Target. Operating expenses decreased to $352 in 2001 from $468 in 2000 primarily due to decreases in commission and related expenses. Income from operations from Adesso-Madden was $456 in 2001 compared to income from operations of $249 in 2000.

LICENSE AGREEMENTS

Revenues from licensing increased by 14% to $326 in first quarter of 2001 from $287 in 2000. This increase was primarily driven by increases in licensing income from leather sportswear and sunglasses. As of March 31, 2001, the Company had 6 license partners covering 6 product categories for its Steve Madden brand. Also, as of March 31, 2001, the Company had 6 license partners covering 6 product categories for its Stevies brand. The product categories include handbags, hosiery, sunglasses, hair, fashion accessories, belts, watches and plush toys. In order to enhance the performance of the Company's licensing business, in January 2001 the Company engaged Jassin O'Rourke Group, LLC, a consulting firm specializing in marketing, management and licensing for the apparel industry. In February 2001, the Company signed termination agreements with respect to jewelry and hair accessories for both the Steve Madden(R) and Stevies(TM) brands, and sportswear for the Stevies(TM) brand. The Company expects that, with the assistance of Jassin O'Rourke, it will be successful in finding new licensees.

As of March 15, 2000, the Company and its sportswear licensee, Iron Will Group, Inc. executed a Termination Agreement with respect to that certain License Agreement dated as of January 1, 1999. Iron Will Group is an affiliate of Jordache Enterprises. The Termination Agreement required that Iron Will terminate its sale and distribution of Steve Madden Sportswear products on or before June 15, 2000. The Company is currently focusing on its leather sportswear, which is produced and sold by its outerwear licensee.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $62,917 at March 31, 2001 compared to $49,448 in working capital at March 31, 2000. This represents an increase of $13,469. This increase in working capital is primarily due to the Company's net income and proceeds received from options exercised.

OPERATING ACTIVITIES

During the three month period ended March 31, 2001, cash used by operating activities was $10,658. Uses of cash arose principally from an increase in factored accounts receivable of $11,856, an increase in inventory of $520 and a decrease in accounts payable and accrued expenses of $3,784. Cash was provided principally by net income of $3,650.

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

A significant portion of the Company's product is supplied from foreign manufacturers, the majority of which are located in Brazil, China, Italy and Mexico. Although the Company has not entered into any manufacturing contracts with any of these foreign companies, the Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products if current suppliers need to be replaced. In addition, the Company currently conducts approximately ninety five percent (95%) of its transactions in U.S. currency.

CAPITAL IMPROVEMENT ACTIVITIES

During the three month period ended March 31, 2001, the Company used cash of $603 primarily for leasehold improvements on retail stores and office space and for a new point of sale computer system for the retail stores.

FINANCING ACTIVITIES

During the three month period ended March 31, 2001, the Company received $1,680 from the sale of its common stock in connection with exercise of stock options. On February 29, 2000, the Company announced a 1,500,000 stock repurchase program. As of March 31, 2001, the Company repurchased 900,000 shares of the Company's common stock at a total cost of $6,076 under this program.

INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Competitive pressures could limit the extent to which such costs could be passed along in the form of increased prices. As such, inflationary price increases in goods or operating costs could adversely affect the profitability of the Company's operations.

RECENT DEVELOPMENTS

In May 2001, the Company announced the restructuring of several key management positions designed to enhance the Company's executive management team and creative design capabilities. Charles Koppelman, currently serving as the Acting Chairman of the Board, will become an officer of the Company, adding the title of Executive Chairman. As of July 1, 2001, Steve Madden will be resigning as Chief Executive Officer and will become the Company's Chief Creative Officer. As Chief Creative Officer, he will continue to be responsible for all creative and design functions at the Company. The Company has entered into a 10-year employment agreement with Mr. Madden as well as a cross-license agreement. The license agreement will provide the Company with the exclusive right to the use of the Steve Madden name for all current and related businesses of the Company as well as an expanded group of potential product lines. Jamieson A. Karson, a prominent attorney who joined the Company's Board of Directors in January 2001, has been appointed to succeed Mr. Madden as the Company's Chief Executive Officer. Mr. Karson will also hold the title of Vice Chairman. Mr. Karson is a partner with Tannenbaum, Helpern Syracuse & Hirschtritt, LLP, a New York-based law firm, where he serveS on the firm's Finance Committee. In addition, Mr. Koppelman will also head a newly created Office of the Chairperson which will be responsible for corporate policy and strategic planning. The Office of the Chairperson will be comprised of the Executive Chairman, the Chief Executive Officer, and the President of the Company. The Chief Creative Officer will also be a non-voting member.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS
                  -----------------

Except as set forth below, no material legal proceedings are pending to which the Company or any of its property is subject.

As of May 9, 2001, eight putative securities fraud class action lawsuits have been commenced in the United States District Court for the Eastern District of New York against the Company, Steven Madden and, in five of the actions, Rhonda
J. Brown and Arvind Dharia. These actions are captioned: WILNER v. STEVEN MADDEN, LTD., ET AL., 00 CV 3676 (filed June 21, 2000); CONNOR v. STEVEN MADDEN, ET al., 00 CV 3709 (filed June 22, 2000); BLUMENTHAL v. STEVEN MADDEN, LTD., ET AL., 00 CV 3709 (filed June 23, 2000); CURRY v. STEVEN MADDEN, LTD., ET AL., 00 CV 3766 (filed June 26, 2000); DEMPSTER v. STEVEN MADDEN LTD., ET AL., 00 CV 3702 (filed June 30, 2000); SALAFIA v. STEVEN MADDEN, LTD., ET AL., 00 CV 4289 (filed July 24, 2000); FAHEY v. STEVEN MADDEN, LTD., ET AL., 00 CV 4712 (filed August 11, 2000); PROCESS ENGINEERING SERVICES, INC. v. STEVEN MADDEN, LTD., ET AL., 00 CV 5002 (filed August 22, 2000). By Order dated December 8, 2000, the Court consolidated these eight actions, appointed Process Engineering, Inc., Michael Fasci and Mark and Libby Adams as lead plaintiffs and approved their selection of lead counsel. On February 26, 2001, Plaintiffs served a Consolidated Amended Complaint. The amended complaint principally alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the 1934 Act by issuing false and misleading statements, and failing to disclose material adverse information, generally relating to matters arising from Mr. Madden's June 2000 indictment. The plaintiffs seek an unspecified amount of damages, costs and expenses on behalf of themselves and all other purchasers of the Company's common stock during the period June 21, 1997 through June 20, 2000. The Company believes it has substantial defenses to the claims. On April 19, 2001, all of the defendants served motions to dismiss the Consolidated Amended Complaint. Briefing on the motions currently is scheduled to be completed by July 3, 2001.

On or about September 26, 2000, a putative shareholders derivative action was commenced in the United States District Court for the Eastern District of New York, captioned HERRERA v. STEVEN MADDEN AND STEVEN MADDEN, LTD., 00 CV 5803
(JG). The Company is named as a nominal defendant in the action. The complaint seeks to recover alleged damages on behalf of the Company from Mr. Madden arising from his June 2000 indictment and to require him to disgorge certain profits, bonuses and stock option grants he received. On January 3, 2001, plaintiff filed an Amended Shareholder's Derivative Complaint. On February 2, 2001, both the Company and Mr. Madden filed motions to dismiss the Amended Complaint because of plaintiff's failure to make a pre-litigation demand upon the Company's board of directors. Briefing on the motions has been completed.

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


DATE:  May 14, 2001