Form 10-Q
period 2001-06-30
MADDEN STEVEN LTD
filed 2001-08-14
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2001
--------------------------------------------------------------------------------

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from ____________________ to _____________________

For Quarter Ended June 30, 2001       Commission File Number      0-23702

                               STEVEN MADDEN, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                      13-3588231
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

52-16 Barnett Avenue, Long Island City, New York                       11104
--------------------------------------------------------------------------------
 (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code          (718) 446-1800
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes [X]   No [ ]

   Class                                  Outstanding as of August 13, 2001
Common Stock                                         11,761,105

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                  June 30, 2001


                                TABLE OF CONTENTS



PART I-  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         Consolidated Balance Sheets.........................................  3

         Consolidated Statements of Operations...............................  4

         Consolidated Statements of Cash Flows...............................  5

         Notes to condensed Consolidated
          Financial Statements...............................................  6


ITEM 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations..........................................................  8

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.................................................. 19

ITEM 6.   Exhibits and Reports on Form 8-K................................... 20

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

                                                                  June 30,   December 31,
                                                                    2001        2000
                                                                (unaudited)
                                                                 ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                                     $  26,849    $  35,259
   Accounts receivable - net of allowances of $508 and $774          1,271        2,417
   Due from factor - net of allowances of $1,026 and $866           28,127       15,155
   Inventories                                                      20,031       15,824
   Prepaid expenses and other current assets                         3,010        1,289
   Deferred taxes                                                    1,300        1,300
                                                                 ---------    ---------

      Total current assets                                          80,588       71,244

Property and equipment, net                                         15,176       15,600
Deferred taxes                                                       2,462        2,462
Deposits and other                                                     202          222
Cost in excess of fair value of net assets acquired
   - net of accumulated amortization of $645 and $575                2,135        2,205
                                                                 ---------    ---------

                                                                 $ 100,563    $  91,733
                                                                 =========    =========

LIABILITIES
Current liabilities:
   Current portion of lease payable                              $     103    $     128
   Accounts payable                                                  5,330        9,502
   Accrued expenses                                                  4,091        4,178
   Accrued bonuses                                                     518          229
                                                                 ---------    ---------

      Total current liabilities                                     10,042       14,037

Deferred rent                                                        1,156        1,074
Lease payable, less current portion                                     24           56
                                                                 ---------    ---------

                                                                    11,222       15,167
                                                                 ---------    ---------

Contingencies (Note D)

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value, 60,000 shares authorized,
   12,849 and 12,307 issued and outstanding                              1            1
Additional paid-in capital                                          51,326       46,688
Retained earnings                                                   46,838       38,765
Unearned compensation                                                 (833)        (897)
Treasury stock at cost - 1,245 shares                               (7,991)      (7,991)
                                                                 ---------    ---------

                                                                    89,341       76,566
                                                                 ---------    ---------

                                                                 $ 100,563    $  91,733
                                                                 =========    =========

See notes to financial statements.                                                    3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations
--------------------------------------------------------------------------------
(unaudited)
(in thousands, except per share data)

                                                         Three Months Ended         Six Months Ended
                                                               June 30,                 June 30,
                                                       ----------------------    ----------------------
                                                         2001          2000        2001         2000
                                                       ---------    ---------    ---------    ---------
Net sales                                              $  59,563    $  48,057    $ 112,958    $  92,166
Cost of sales                                             34,245       27,123       65,559       53,048
                                                       ---------    ---------    ---------    ---------

Gross profit                                              25,318       20,934       47,399       39,118
Commission and licensing fee income                        1,235        1,130        2,369        2,134
Operating expenses                                       (19,226)     (15,995)     (36,641)     (30,415)
                                                       ---------    ---------    ---------    ---------

Income from operations                                     7,327        6,069       13,127       10,837
Interest and other income, net                               342          471          843        1,007
Gain on sale of marketable securities                                                               230
                                                       ---------    ---------    ---------    ---------

Income before provision for income taxes                   7,669        6,540       13,970       12,074
Provision for income taxes                                 3,246        2,797        5,897        5,149
                                                       ---------    ---------    ---------    ---------

Net income                                             $   4,423    $   3,743    $   8,073    $   6,925
                                                       =========    =========    =========    =========

Basic income per share                                    $.38         $.32         $.71         $.60
                                                          ====         ====         ====         ====

Diluted income per share                                  $.34         $.28         $.63         $.52
                                                          ====         ====         ====         ====

Weighted average common shares outstanding - basic        11,496       11,627       11,329       11,566
Effect of dilutive securities - options and warrants       1,567        1,593        1,463        1,658
                                                       ---------    ---------    ---------    ---------

Weighted average common shares outstanding - diluted      13,063       13,220       12,792       13,224
                                                       =========    =========    =========    =========

See notes to financial statements.                                                                    4

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                  --------------------
                                                                    2001        2000
                                                                  --------    --------
Cash flows from operating activities:
   Net income                                                     $  8,073    $  6,925
   Adjustments to reconcile net income to net cash used
      in operating activities:
      Issuance of compensatory stock options                           655
      Depreciation and amortization                                  1,739       1,368
      Deferred compensation                                             64         191
      Provision for bad debts                                         (106)        248
      Gain on sale of marketable securities                                       (230)
      Deferred rent expense                                             82         120
      Changes in:
        Accounts receivable                                          1,412      (1,093)
        Due from factor                                            (13,132)     (4,174)
        Inventories                                                 (4,207)     (6,269)
        Prepaid expenses and other assets                           (1,701)     (1,334)
        Accounts payable and accrued expenses                       (3,970)     (3,610)
                                                                  --------    --------

           Net cash used in operating activities                   (11,091)     (7,858)
                                                                  --------    --------

Cash flows from investing activities:
   Purchase of property and equipment                               (1,245)     (5,117)
   Sale/maturity of investment securities                                          487
                                                                  --------    --------

           Net cash used in investing activities                    (1,245)     (4,630)
                                                                  --------    --------

Cash flows from financing activities:
   Proceeds from options and warrants exercised                      3,983       2,749
   Purchase of treasury stock                                                   (5,776)
   Repayment of lease obligations                                      (57)        (59)
                                                                  --------    --------

           Net cash provided by (used in) financing activities       3,926      (3,086)
                                                                  --------    --------

Net decrease in cash and cash equivalents                           (8,410)    (15,574)
Cash and cash equivalents - beginning of period                     35,259      37,361
                                                                  --------    --------

Cash and cash equivalents - end of period                         $ 26,849    $ 21,787
                                                                  ========    ========

See notes to financial statements.                                                   5

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
June 30, 2001

NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") as of June 30, 2001, and the results of their operations and cash flows for the six-month and three-month periods then ended. The results of operations for the six-month and three-month periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2000 included in the Annual Report of Steven Madden, Ltd. on Form 10-K.

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

       The amended complaint generally alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements, and failing to disclose material adverse information relating to among other things, certain matters and allegations concerning Mr. Madden. The plaintiff seeks an unspecified amount of damages, costs and expenses on behalf of the plaintiff and all other purchasers of the Company's common stock during the period June 21, 1997 through June 20, 2000. On April 19, 2001, all of the defendants served motions to dismiss the consolidated amended complaint. The plaintiffs have indicated that they intend to file a second amended consolidated complaint by August 31, 2001. Defendants accordingly will withdraw, without prejudice, their previously filed motions and then have 45 days after service of the new pleading to file their responses. The Company believes that it has substantial defenses to the claims. The resulting liability, if any, cannot presently be determined.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
June 30, 2001

NOTE D - PENDING LITIGATION  (CONTINUED)

[2]    Derivative action:

       On or about September 26, 2000, a shareholders derivative action was commenced in the United States District Court for the Eastern District of New York, captioned, Herrera v. Steven Madden and Steven Madden, Ltd. The Company is named as a nominal defendant in the action. The complaint seeks to recover alleged damages on behalf of the Company from Mr. Madden's June 20, 2000 indictment and to require him to disgorge certain profits, bonuses and stock option grants he received from the Company. On January 3, 2001, the plaintiff filed an amended complaint. On February 2, 2001, both the Company and Mr. Madden filed motions to dismiss the amended complaint because of the plaintiff's failure to make a prelitigation demand upon the Company's Board of Directors. Following completion of the briefing on the motions, the Court granted plaintiff's request to file a second amended complaint by September 17, 2001, which will have the effect of deferring consideration of defendant's pending motions. The resulting liability, if any, cannot presently be determined.

[3]    Other matters:

       On June 20, 2000, Steven Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 23, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office related to the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden has agreed to serve as the Company's Creative and Design Chief, a non-executive position. It is expected that Mr. Madden will be sentenced in September 2001 and will return to work for the Company as its Creative and Design Chief following his incarceration. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years.

       Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors. In connection with Steven Madden relinquishing his position as Chief Executive Officer of the Company, the Company entered into an amended employment agreement with Steven Madden and new employment agreements with Charles Koppelman (pursuant to which Mr. Koppelman will serve as the Company's Executive Chairman of the Board of Directors) and Jamieson Karson (pursuant to which Mr. Karson will serve as the Company's Chief Executive Officer and Vice Chairman of the Board of Directors).

       On March 14, 2001, the Company became aware that the Securities and Exchange Commission had issued a formal order of investigation with respect to trading in the Company's securities. The Company has reason to believe that the staff is investigating possible securities law violations by persons trading in the Company's securities prior to June 20, 2000 who may have been in possession of alleged material, nonpublic information. As previously disclosed on Form 4's filed with the Securities and Exchange Commission, certain officers and directors of the Company sold shares of the Company's common stock during 1999 and the first half of 2000. Each of such officers and directors has denied having knowledge of any material, nonpublic information prior to engaging in such transactions. The ultimate effects of this matter, if any, cannot be reasonably determined at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

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

The following table sets forth information on operations for the periods indicated:


                           Percentage of Net Revenues
                           --------------------------
                                Six Months Ended
                                ----------------
                                     June 30
                                     -------
                                ($ in thousands)

Consolidated:                                2001                     2000
-------------                                ----                     ----

Net Sales                                  $112,958    100%     $92,166    100%
Cost of Sales                                65,559     58       53,048     58
Other Operating Income                        2,369      2        2,134      2
Operating Expenses                           36,641     32       30,415     33
Income from Operations                       13,127     12       10,837     12
Interest and Other Income (Expense) Net         843      1        1,007      1
Gain on sale of Marketable Securities           ---    ---          230      0
Income Before Income Taxes                   13,970     12       12,074     13
Net Income                                    8,073      7        6,925      8

                           Percentage of Net Revenues
                           --------------------------
                                Six Months Ended
                                ----------------
                                     June 30
                                     -------
                                ($ in thousands)

By Segment                            2001                    2000
                                      ----                    ----
WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
Net Sales                            $47,684    100%         $43,206     100%
Cost of Sales                         30,195     63           27,132      63
Other Operating Income                   532      1              564       1
Operating Expenses                    12,251     26           11,697      27
Income from Operations                 5,770     12            4,941      11

l.e.i. Footwear:
----------------
Net Sales                            $18,801    100%         $18,298     100%
Cost of sales                         12,064     64           11,806      65
Operating Expenses                     4,209     22            3,423      19
Income from Operations                 2,528     13            3,069      17

Madden Mens:
------------
Net Sales                             $2,790    100%             ---     ---
Cost of sales                          1,838     66              ---     ---
Operating Expenses                       979     35              ---     ---
Loss from Operations                     (27)    (1)             ---     ---

Diva Acquisition Corp:
----------------------
Net Sales                             $3,630    100%          $1,747     100%
Cost of sales                          2,767     76            1,266      72
Operating Expenses                       792     22              523      30
Income (Loss) from Operations             71      2              (42)     (2)

Stevies Inc.:
-------------
Net Sales                             $4,892    100%          $1,416     100%
Cost of sales                          3,104     63              884      62
Other Operating Income                   207      4               42       3
Operating Expenses                     1,112     23              445      31
Income from Operations                   883     18              130       9

STEVEN MADDEN RETAIL INC.:
--------------------------

Net Sales                            $35,161    100%         $27,500     100%
Cost of Sales                         15,591     44           11,961      44
Operating Expenses                    16,458     47           13,353      49
Income from Operations                 3,112      9            2,186       8

                           Percentage of Net Revenues
                           --------------------------
                                Six Months Ended
                                ----------------
                                     June 30
                                     -------
                                ($ in thousands)

By Segment (Continued)

ADESSO MADDEN INC.:                     2001                   2000
-------------------                     ----                   ----
 (FIRST COST)

Other Operating Revenue               $1,630       100%       $1,528    100%
Operating Expenses                       840        52           975     64
Income from Operations                   790        48           553     36

                           Percentage of Net Revenues
                           --------------------------
                               Three Months Ended
                               ------------------
                                     June 30
                                     -------
                                ($ in thousands)

                                             2001                2000
                                             ----                ----
Consolidated:
-------------

Net Sales                                   $59,563    100%     $48,057    100%
Cost of Sales                                34,245     57       27,123     56
Other Operating Income                        1,235      2        1,130      2
Operating Expenses                           19,226     32       15,995     33
Income from Operations                        7,327     12        6,069     13
Interest and Other Income (Expense) Net         342      1          471      1
Income Before Income Taxes                    7,669     13        6,540     14
Net Income                                    4,423      7        3,743      8

By Segment

WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
Net Sales                                   $24,608    100%     $21,186    100%
Cost of sales                                15,527     63       13,276     63
Other Operating Income                          310      1          313      1
Operating Expenses                            5,944     24        5,551     26
Income from Operations                        3,447     14        2,672     13

l.e.i. Footwear:
----------------
Net Sales                                    $9,056    100%      $8,566    100%
Cost of sales                                 5,728     63        5,368     63
Operating Expenses                            2,336     26        1,598     19
Income from Operations                          992     11        1,600     19

Madden Mens:
------------
Net Sales                                    $1,880    100%         ---    ---
Cost of sales                                 1,247     66          ---    ---
Operating Expenses                              620     33          ---    ---
Income from Operations                           13      1          ---    ---

Diva Acquisition Corp.:
-----------------------
Net Sales                                    $1,851    100%        $667    100%
Cost of sales                                 1,524     82          540     81
Operating Expenses                              405     22          329     49
Loss from Operations                           (78)     (4)        (201)   (30)

Stevies Inc.:
-------------
Net Sales                                    $2,099    100%      $1,416    100%
Cost of Sales                                 1,329     63          884     62
Other Operating Income                          103      5            6      0
Operating Expenses                              547     26          329     23
Income from Operations                          326     16          209     15

                           Percentage of Net Revenues
                           --------------------------
                               Three Months Ended
                               ------------------
                                     June 30
                                     -------
                                ($ in thousands)


By Segment (Continued)

Steven Madden Retail Inc.:             2001                     2000
--------------------------             ----                     ----

Net Sales                           $20,069       100%         $16,222    100%
Cost of Sales                         8,890        44            7,056     44
Operating Expenses                    8,886        44            7,682     47
Income from Operations                2,293        11            1,484      9

ADESSO MADDEN INC.:
-------------------
(FIRST COST)

Other Operating Revenue                $822       100%            $811    100%
Operating Expenses                      488        59              506     62
Income from Operations                  334        41              305     38


RESULTS OF OPERATIONS
($ in thousands)
Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

Consolidated:
-------------

Sales for the six month period ended June 30, 2001 were $112,958 or 23% higher than the $92,166 in the comparable period of 2000. The increase in sales is due to several factors, including (i) the addition of new wholesale accounts, (ii) a 28% increase in retail sales and a 4% increase in same store sales. (iii) a 108% increase in sales from the Diva Acquisition Corp Wholesale Division, (iv) a 245% increase in sales from the Stevies wholesale division which commenced shipping in the second quarter of 2000, (v) revenue of $2,790 from the Company's New Madden Mens Wholesale Division which commenced shipping in the first quarter of 2001, (vi) an increase in the number of Steve Madden and Stevies concept shops located in major department stores and specialty stores, and (vii) an increase in public awareness with respect to the Company's brands. In turn, increased sales have enabled the Company to expand its advertising and in-store concept efforts, all of which have contributed to the continuing increase in sales. Consolidated gross profit as a percentage of sales in the first six months of 2001 remains consistent with the first six months of 2000.

Selling, general and administrative (SG&A) expenses increased to $36,641 in 2001 from $30,415 in 2000. The increase in SG&A is due primarily to a 31% increase in payroll, officers' bonuses and payroll-related expenses from $10,880 in 2000 to $14,279 in 2001. Also, selling and designing expenses increased by 28% from $4,304 in 2000 to $5,500 in 2001. This is due in part to an increase in sales in the current period and to the Company's increased focus on selling and designing activities. The increase in the number of retail outlets and expanded corporate office and warehouse facilities resulted in an increase in occupancy, telephone, utilities, warehouse, printing/supplies and depreciation expenses by 25% from $6,889 in 2000 to $8,611 in 2001.

Income from operations for 2001 was $13,127 which represents an increase of $2,290 or 21% over the income from operations of $10,837 in 2000. Net income increased by 17% to $8,073 in 2001 from $6,925 in 2000.

Wholesale Divisions:
--------------------

Sales from the Steve Madden Wholesale Division ("Madden Wholesale") accounted for $47,684 or 42%, and $43,206 or 47%, of total sales in 2001 and 2000, respectively. The increase in sales were driven by the expansion of our sneaker classification with the continuation of platform bottom classics and the addition of closed-toe open-back varieties. Also, sales were driven by the addition of new concept shops, ending the six months with approximately 1,300 concept shops compared to 950 in the first six months of 2000. Gross profit as a percentage of sales in first six months of 2001 remains the same as first six months of 2000. Operating expenses increased to $12,251 in 2001 from $11,697 in 2000 due to payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Madden Wholesale income from operations was $5,770 in 2001 compared to income from operations of $4,941 in 2000.

Sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale") accounted for $18,801 or 17%, and $18,298 or 20%, of total sales in 2001 and 2000, respectively. During the first quarter of 2001, l.e.i. Wholesale and the planning department focused on key item flow by door with the ultimate goal of increasing inventory turns and profitability. The result of this effort caused revenues to be increased by 3% during the first six months of 2001 compared to first six months of 2000. In preparation for back to school, by the end of second quarter of 2001 l.e.i. Wholesale expanded its distribution and now sells in over 3800 doors versus approximately 3000 doors last year. The focus of the l.e.i. expansion was in the specialty store channel. The l.e.i. brand rolled out its first 20 concept shops in the second quarter of 2001. Gross profit as a percentage of sales increased slightly from 35% in 2000 to 36% in 2001 due to changes in product mix, balanced sourcing and improved inventory management. Operating expenses increased to $4,209 in 2001 from $3,423 due to increases in payroll and payroll-related expenses. Additionally, advertising and marketing expenses increased due to the Company's expanded marketing strategy. Income from operations for l.e.i. Wholesale was $2,528 in 2001 compared to income from operations of $3,069 in 2000.

The Company's new Madden Mens Wholesale Division ("Madden Mens Wholesale") commenced shipping in the first quarter of 2001. Madden Mens Wholesale generated revenue of $2,790 for the first six months of 2001. The Company is pleased by the market's acceptance of the new Mens line, particularly in the sport casual classification. Key items have already been identified and for the third quarter of 2001, the Company will be prepared to offer an EDI open stock replenishment program on eleven best selling styles. Madden Mens Wholesale is planning to roll out its in-store concept shop program in the fall of 2001.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $3,630 or 3%, and $1,747 or 2%, of total sales in 2001 and 2000, respectively. The Company believes that the increase in sales were driven by placements of its new product line in major department stores, specialty stores, and specialty catalogues, such as Bloomingdale's by Mail. Also, sales were driven by key styles including bowling inspired casuals, casual loafers and closed-toe open-back styles. Gross profit as a percentage of sales decreased from 28% in 2000 to 24% in 2001 as under performing carryover inventory was cleared at lower gross margins. Operating expenses increased to $792 in 2001 from $523 in 2000 due to increases in payroll and payroll-related expenses. Income from operations from Diva Wholesale was $71 in 2001 compared to a loss from operations of $42 in 2000.

Sales from the Stevies Wholesale Division ("Stevies Wholesale") which commenced shipping in the second quarter of 2000 accounted for $4,892 or 4%, and $1,416 or 2%, of total sales in 2001 and 2000, respectively. Stevies Wholesale now sells in over 1,800 doors including the Limited Too, Journey's kids stores, Filenes, Foley's, Dillards and Macys, as well as independent footwear stores, such as StrideRite and Jacobsons. As of June 30, 2001 Stevies Wholesale ended with more than 900 concept shops. Gross profit as a percentage of sales decreased from 38% in 2000 to 37% in 2001 as spring markdowns were taken in the second quarter of 2001 compared to the second quarter of 2000 during which no markdowns were taken because of recent brand roll out. Operating expenses increased to $1,112 in 2001 from $445 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for Stevies Wholesale was $883 in 2001 compared to income from operations of $130 in 2000.

Retail Division:
----------------

Sales from the Retail Division accounted for $35,161 or 31% and $27,500 or 30% of total revenues in 2001 and 2000, respectively. This increase in Retail Division sales is primarily due to the increase in the number of Steve Madden retail stores. During the second quarter of 2001, the Company closed one of its smallest and least productive stores located in Coconut Grove, Florida, and is considering sites located in the South Beach area of Miami Beach. As of June 30, 2001, there were 67 Steve Madden retail stores compared to 57 stores as of June 30, 2000. Additionally, same store sales for the period ended June 30, 2001 increased 4% over the same period of 2000. This increase in same store sales was driven by the expansion of our sneaker classification. Revenues from the internet store for the first six months ended June 30, 2001 were in excess of $2,000, showing an increase of 67% over the same period of 2000. Gross profit as a percentage of sales remained consistent in 2001 with 2000. Operating expenses increased to $16,458 or 47% of sales in 2001 from $13,353 or 49% of sales in 2000. This increase was due to increases in payroll and payroll-related expenses such as incentive bonuses for store managers and the corporate retail management team, marketing and operating expenses for the internet store, occupancy, printing and depreciation expenses as a result of opening 11 additional stores since June 30, 2000. Income from operations from the retail division was $3,112 in 2001 compared to income from operations of $2,186 in 2000.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $1,630 for the six month period ending June 30, 2001 which represents a 7% increase over commission revenues of $1,528 during the same period in 2000. This division continues to grow in accounts such as Walmart, Target and Payless. Operating expenses decreased to $840 in 2001 from $975 in 2000 primarily due to decreases in commission and related expenses. Income from operations from Adesso-Madden was $790 in 2001 compared to income from operations of $553 in 2000.

Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000

Consolidated:
-------------

Sales for the three month period ended June 30, 2001 were $59,563 or 24% higher than the $48,057 in the comparable period of 2000. The increase in sales is due to several factors, including (i) the addition of new wholesale accounts, (ii) a 24% increase in retail sales and a 4% increase in same store sales (iii) a 178% increase in sales from the Diva Acquisition Corp Wholesale Division, (iv) a 48% increase in sales from the Stevies wholesale division, (v) revenue of $1,880 from the Company's New Madden Mens Wholesale Division which commenced shipping in the first quarter of 2001, (vi) an increase in the number of Steve Madden and Stevies concept shops located in major department stores and specialty stores, and (vii) an increase in public awareness with respect to the Company's brands. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales.

Consolidated gross profit as a percentage of sales decreased from 44% in 2000 to 43% in 2001 as under performing carryover inventory in both retail and wholesale were cleared at lower gross margins.

Selling, general and administrative (SG&A) expenses increased to $19,226 in 2001 from $15,995 in 2000. The increase in SG&A is due primarily to a 37% increase in payroll, officers' bonuses and payroll-related expenses from $5,692 in 2000 to $7,794 in 2001. Also, selling and designing expenses increased by 63% from $1,732 in 2000 to $2,820 in 2001. This is due in part to an increase in sales in the current period and to the Company's increased focus on selling and designing activities. The increase in the number of retail outlets and expanded corporate office facilities resulted in an increase in occupancy, utilities, and depreciation expenses by 29% from $2,604 in 2000 to $3,369 in 2001.

Income from operations for 2001 was $7,327 which represents an increase of $1,258 or 21% over the income from operations of $6,069 in 2000. Net income increased by 18% to $4,423 in 2001 from $3,743 in 2000.

Wholesale Divisions:
--------------------

Sales from the Steve Madden Wholesale Division ("Madden Wholesale") accounted for $24,608 or 41%, and $21,186 or 44%, of total sales in 2001 and 2000, respectively. The increase in sales were driven by the expansion of our sneaker classification with the continuation of platform bottom classics and the addition of closed-toe open-back varieties. Also, sales were driven by the addition of new concept shops, ending the quarter with approximately 1,300 concept shops compared to 950 in the second quarter of 2000. Gross profit as a percentage of sales in second quarter of 2001 remains consistent with the second quarter of 2000. Operating expenses increased to $5,944 in 2001 from $5,551 in 2000 due to payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Madden Wholesale income from operations was $3,447 in 2001 compared to income from operations of $2,672 in 2000.

Sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale") accounted for $9,056 or 15%, and $8,566 or 18%, of total sales in 2001 and 2000, respectively. The increase in sales were driven by the key styles which include cork wedges, wood looks and anything with raffia uppers. Gross profit as a percentage of sales in the second quarter of 2001 remains consistent with the second quarter of 2000. Operating expenses increased to $2,336 in 2001 from $1,598 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for l.e.i. Wholesale was $992 in 2001 compared to income from operations of $1,600 in 2000.

The Company's new Madden Mens Wholesale Division ("Madden Mens Wholesale") commenced shipping in the first quarter of 2001. Madden Mens Wholesale generated revenue of $1,880 for the second quarter of 2001.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $1,851 or 3%, and $667 or 1%, of total sales in 2001 and 2000, respectively. The Company believes that the increase in sales were driven by placements of its new product line in major department stores, specialty stores, and specialty catalogues, such as Bloomingdale's by Mail. Gross profit as a percentage of sales decreased from 19% in 2000 to 18% in 2001 as under performing carryover inventory was cleared at lower gross margins. Operating expenses increased to $405 in 2001 from $329 in 2000 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Loss from operations from Diva Wholesale was $78 in 2001 compared to a loss from operations of $201 in 2000.

Sales from the Stevies Wholesale Division ("Stevies Wholesale") accounted for $2,099 or 4%, and $1,416 or 3%, of total sales in 2001 and 2000, respectively. The increase in sales were driven by key styles including closed toe open back casuals, glitter sneakers and raffia sandals. As of June 30, 2001 Stevies Wholesale ended with more than 900 concept shops. Gross profit as a percentage of sales decreased from 38% in 2000 to 37% in 2001 as spring markdowns were taken in the second quarter of 2001 compared to the second quarter of 2000 during which no markdowns were taken because of recent brand roll out. Operating expenses increased to $547 in 2001 from $329 due to increases in payroll and payroll-related expenses. Income from operations for Stevies Wholesale was $326 in 2001 compared to income from operations of $209 in 2000.

Retail Division:
----------------

Sales from the Retail Division accounted for $20,069 or 34% and $16,222 or 34% of total revenues in 2001 and 2000, respectively. This increase in Retail Division sales is primarily due to the increase in the number of Steve Madden retail stores. During the second quarter of 2001, the Company closed one of its smallest and least productive stores located in Coconut Grove, Florida, and is considering sites located in the South Beach area of Miami Beach. As of June 30, 2001, there were 67 Steve Madden retail stores compared to 57 stores as of June 30, 2000. Additionally, same store sales for the period ended June 30, 2001 increased 4% over the same period of 2000. This increase in same store sales was driven by the expansion of our sneaker classification. Revenues from the internet store for the second quarter of 2001 were in excess of $1,000 showing an increase of 60% over the same period of 2000. Gross profit as a percentage of sales in the second quarter of 2001 remains consistent with the second quarter of 2000. Operating expenses increased to $8,886 or 44% of sales in 2001 from $7,682 or 47% of sales in 2000. This increase was due to increases in payroll and payroll-related expenses such as incentive bonuses for store managers and the corporate retail management team, marketing and operating expenses for the internet store, occupancy, printing, and depreciation expenses as a result of opening 11 additional stores since June 30, 2000. Income from operations from the retail division was $2,293 in 2001 compared to income from operations of $1,484 in 2000.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $822 for the three month period ending June 30, 2001 which represents a 1% increase over commission revenues of $811 during the same period in 2000. This division continues to grow in accounts such as Walmart, Target and Payless. Operating expenses decreased to $488 in 2001 from $506 in 2000 primarily due to decreases in commission and related expenses. Income from operations from Adesso-Madden was $334 in 2001 compared to income from operations of $305 in 2000.

LICENSE AGREEMENTS

Revenues from licensing increased by 22% to $739 in first six months of 2001 from $606 in first six months of 2000. This increase was primarily driven by increases in licensing income from leather sportswear and sunglasses. As of June 30, 2001, the Company had 6 license partners covering 6 product categories for its Steve Madden brand. Also, as of June 30, 2001, the Company had 6 license partners covering 6 product categories for its Stevies brand. The product categories include handbags, hosiery, sunglasses, belts, watches and outerwear. In order to enhance the performance of the Company's licensing business, in January 2001 the Company engaged Jassin O'Rourke Group, LLC, a consulting firm specializing in marketing, management and licensing for the apparel industry. In February 2001, the Company signed termination agreements with respect to jewelry and hair accessories for both the Steve Madden(R) and Stevies(TM) brands, and sportswear for the Stevies(TM) brand.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $70,546 at June 30, 2001 compared to $48,508 in working capital at June 30, 2000. This represents an increase of $22,038. This increase in working capital is primarily due to the Company's net income and proceeds received from the exercise of options.

OPERATING ACTIVITIES

During the six month period ended June 30, 2001, cash used by operating activities was $11,091. Uses of cash arose principally from an increase in factored accounts receivable of $13,132, an increase in inventory of $4,207, an increase in prepaid expenses and other assets of $1,701 and a decrease in accounts payable and accrued expenses of $3,970. Cash was provided principally by net income of $8,073.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2011. Future obligations under these lease agreements total approximately $49,000.

The Company has employment agreements with eight officers as of June 30, 2001 providing for aggregate annual salaries of approximately $2,100 subject to annual bonuses and annual increases as may be determined by the Company's Board of Directors. In addition, as part of four of the employment agreements, the Company is committed to pay incentive bonuses based on income before interest, depreciation and taxes to certain officers.

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

A significant portion of the Company's product is supplied from foreign manufacturers, the majority of which are located in Brazil, China, Italy and Mexico. Although the Company has not entered into any manufacturing contracts with any of these foreign companies, the Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products if current suppliers need to be replaced. In addition, the Company currently makes approximately ninety five percent (95%) of its purchases in U.S. dollars.

CAPITAL IMPROVEMENT ACTIVITIES

During the six month period ended June 30, 2001, the Company used cash of $1,245 primarily for leasehold improvements on retail stores and corporate office space and for a new point of sale computer system for the retail stores.

FINANCING ACTIVITIES

During the six month period ended June 30, 2001, the Company received $3,983 from the sale of its common stock in connection with exercise of stock options. On February 29, 2000, the Company announced a 1,500,000 stock repurchase program. As of June 30, 2001, the Company repurchased 900,000 shares of the Company's common stock at a total cost of $6,076 under this program. The Company has not repurchased any common stock during 2001.

INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Competitive pressures could limit the extent to which such costs could be passed along in the form of increased prices. As such, inflationary price increases in goods or operating costs could adversely affect the profitability of the Company's operations.

RECENT DEVELOPMENTS

On June 20, 2000, Steven Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 23, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office related to the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden has agreed to serve as the Company's Creative and Design Chief, a non-executive position. It is expected that Mr. Madden will be sentenced in September 2001 and will return to work for the Company as its Creative and Design Chief following his incarceration. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years.

Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors. In connection with Steven Madden relinquishing his position as Chief Executive Officer of the Company, the Company entered into an amended employment agreement with Steven Madden and new employment agreements with Charles Koppelman (pursuant to which Mr. Koppelman will serve as the Company's Executive Chairman of the Board of Directors) and Jamieson Karson (pursuant to which Mr. Karson will serve as the Company's Chief Executive Officer and Vice Chairman of the Board of Directors).

On March 14, 2001, the Company became aware that the Securities and Exchange Commission had issued a formal order of investigation with respect to trading in the Company's securities. The Company has reason to believe that the Staff is investigating possible securities law violations by persons trading in the Company's securities prior to June 20, 2000 who may have been in possession of alleged material, non-public information. As previously disclosed on Form 4's filed with the Securities and Exchange Commission, certain officers and directors of the Company sold shares of the Company's common stock during 1999 and the first half of 2000. Each of such officers and directors has denied having knowledge of any material, non-public information prior to engaging in such transactions.

                                     Part II
Item 1.  Legal Proceedings
         -----------------

Except as set forth below, no material legal proceedings are pending to which the Company or any of its property is subject.

As of May 9, 2001, eight putative securities fraud class action lawsuits have been commenced in the United States District Court for the Eastern District of New York against the Company, Steven Madden and, in five of the actions, Rhonda
J. Brown and Arvind Dharia. These actions are captioned: Wilner v. Steven Madden, Ltd., et al., 00 CV 3676 (filed June 21, 2000); Connor v. Steven Madden, et al., 00 CV 3709 (filed June 22, 2000); Blumenthal v. Steven Madden, Ltd., et al., 00 CV 3709 (filed June 23, 2000); Curry v. Steven Madden, Ltd., et al., 00 CV 3766 (filed June 26, 2000); Dempster v. Steven Madden Ltd., et al., 00 CV 3702 (filed June 30, 2000); Salafia v. Steven Madden, Ltd., et al., 00 CV 4289 (filed July 24, 2000); Fahey v. Steven Madden, Ltd., et al., 00 CV 4712 (filed August 11, 2000); Process Engineering Services, Inc. v. Steven Madden, Ltd., et al., 00 CV 5002 (filed August 22, 2000). By Order dated December 8, 2000, the Court consolidated these eight actions, appointed Process Engineering, Inc., Michael Fasci and Mark and Libby Adams as lead plaintiffs and approved their selection of lead counsel. On February 26, 2001, Plaintiffs served a Consolidated Amended Complaint. The amended complaint principally alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the 1934 Act by issuing false and misleading statements, and failing to disclose material adverse information, generally relating to matters arising from Mr. Madden's June 2000 indictment. The plaintiffs seek an unspecified amount of damages, costs and expenses on behalf of themselves and all other purchasers of the Company's common stock during the period June 21, 1997 through June 20, 2000. The Company believes it has substantial defenses to the claims. On April 19, 2001, all of the defendants served motions to dismiss the Consolidated Amended Complaint. Plaintiffs have indicated that they intend to file a second amended consolidated Complaint by August 31, 2001. Defendants accordingly will withdraw without prejudice their previously filed motions and then have 45 days after service of the new pleading to file their responses. The Company believes that it has substantial defense to the claims. The resulting liability, if any, cannot presently be determined.

On or about September 26, 2000, a putative shareholders derivative action was commenced in the United States District Court for the Eastern District of New York, captioned Herrera v. Steven Madden and Steven Madden, Ltd., 00 CV 5803
(JG). The Company is named as a nominal defendant in the action. The complaint seeks to recover alleged damages on behalf of the Company from Mr. Madden arising from his June 2000 indictment and to require him to disgorge certain profits, bonuses and stock option grants he received. On January 3, 2001, plaintiff filed an Amended Shareholder's Derivative Complaint. On February 2, 2001, both the Company and Mr. Madden filed motions to dismiss the Amended Complaint because of plaintiff's failure to make a pre-litigation demand upon the Company's board of directors. Following completion of briefing on the motions, the court granted plaintiffs' request to file a second amended Complaint by September 17, 2001 which will have the effect of deferring consideration of defendants' pending motions. The resulting liability, if any, cannot presently be determined.

On March 14, 2001, the Company became aware that the Securities and Exchange Commission had issued a formal order of investigation with respect to trading in the Company's securities. The Company has reason to believe that the Staff is investigating possible securities law violations by persons trading in the Company's securities prior to June 20, 2000 who may have been in possession of alleged material, non-public information. As previously disclosed on Form 4's filed with the Securities and Exchange Commission, certain officers and directors of the Company sold shares of the Company's common stock during 1999 and the first half of 2000. Each of such officers and directors has denied having knowledge of any material, non-public information prior to engaging in such transactions.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibits
        --------

          1. Second Amended Employment Agreement dated as of May 21, 2001 by and between the Company and Steven H. Madden.

          2. Employment Agreement dated as of May 21, 2001 by and between the Company and Charles Koppleman.

          3. Employment Agreement dated as of May 21, 2001 by and between the Company and Jamieson Karson.

          4. Amendment No. 1 to Employment Agreement dated as of June 29, 2001 by and between the Company and Arvind Dharia.

          5. Employment Agreement dated as of June 29, 2001 by and between Adesso-Madden, Inc. and Gerald Mongeluzo.

          6. Employment Agreement dated as of June 29, 2001 by and between Steven Madden Retail, Inc. and Mark Jankowski.

(b)      Reports on Form 8-K
         -------------------

          1. Reports on Form 8-K filed with the Securities and Exchange Commission on May 24, 2001 with respect to Item 5.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.




                                           STEVEN MADDEN, LTD

                                           /s/ Arvind Dharia
                                           ------------------------------
                                           Arvind Dharia
                                           Chief Financial Officer


DATE:  August 14, 2001