Form 10-Q
period 2001-09-30
MADDEN STEVEN LTD
filed 2001-11-14
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 2001
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________  to  _______________________

For Quarter Ended September 30, 2001       Commission File Number     0-23702
                  --------------------                             ----------

                               STEVEN MADDEN, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                    13-3588231
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

52-16 Barnett Avenue, Long Island City, New York             11104
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (718) 446-1800
-------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes [X]    No [ ]

     Class                                  Outstanding as of November 12, 2001
  Common Stock                                           11,911,705

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                               September 30, 2001

                                TABLE OF CONTENTS


PART I-  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements:

         Consolidated Balance Sheets-----------------------------------        3

         Consolidated Statements of Operations-------------------------        4

         Consolidated Statements of Cash Flows-------------------------        5

         Notes to condensed Consolidated
           Financial Statements----------------------------------------        6


ITEM 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
              Operations-----------------------------------------------        8

PART II- OTHER INFORMATION
ITEM 1.  Legal Proceedings---------------------------------------------       19

ITEM 4.  Submission of Matters to a Vote of Security Holders-----------       20

ITEM 6.  Exhibits and Reports on Form 8-K------------------------------       20

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

                                                                              September 30,   December 31,
                                                                                  2001           2000
                                                                               ----------     ----------
                                                                               (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                   $   31,727     $   35,259
   Accounts receivable - net of allowances of $503 and $774                         1,518          2,417
   Due from factor - net of allowances of $1,086 and $866                          31,963         15,155
   Inventories                                                                     21,789         15,824
   Prepaid expenses and other current assets                                          853          1,289
   Deferred taxes                                                                   1,300          1,300
                                                                               ----------     ----------

      Total current assets                                                         89,150         71,244

Property and equipment, net                                                        15,371         15,600
Deferred taxes                                                                      2,462          2,462
Deposits and other                                                                    211            222
Cost in excess of fair value of net assets acquired - net of accumulated
   amortization of $679 and $575                                                    2,101          2,205
                                                                               ----------     ----------

                                                                               $  109,295     $   91,733
                                                                               ==========     ==========
LIABILITIES
Current liabilities:
   Current portion of lease payable                                            $       72     $      128
   Accounts payable                                                                 6,278          9,502
   Accrued expenses                                                                 3,696          4,178
   Accrued bonuses                                                                    756            229
                                                                               ----------     ----------

      Total current liabilities                                                    10,802         14,037

Deferred rent                                                                       1,225          1,074
Lease payable, less current portion                                                    20             56
                                                                               ----------     ----------

                                                                                   12,047         15,167
                                                                               ----------     ----------
Contingencies (Note D)

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value, 60,000 shares authorized, 13,147
   and 12,307 issued and outstanding                                                    1              1
Additional paid-in capital                                                         53,834         46,688
Retained earnings                                                                  52,205         38,765
Unearned compensation                                                                (801)          (897)
Treasury stock at cost - 1,245 shares                                              (7,991)        (7,991)
                                                                               ----------     ----------

                                                                                   97,248         76,566
                                                                               ----------     ----------

                                                                               $  109,295     $   91,733
                                                                               ==========     ==========

See notes to financial statements

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,                September 30,
                                                           -------------------------     -------------------------
                                                              2001            2000          2001           2000
                                                           ----------     ----------     ----------     ----------
Net sales                                                  $   70,245     $   60,108     $  183,203     $  152,274
Cost of sales                                                  40,517         33,620        106,076         86,668
                                                           ----------     ----------     ----------     ----------

Gross profit                                                   29,728         26,488         77,127         65,606
Commission and licensing fee income                             1,637          1,233          4,006          3,367
Operating expenses                                            (22,378)       (20,022)       (59,019)       (50,437)
                                                           ----------     ----------     ----------     ----------

Income from operations                                          8,987          7,699         22,114         18,536
Interest and other income (expense), net                          265            219          1,108          1,226
Gain on sale of marketable securities                                                                          230
                                                           ----------     ----------     ----------     ----------

Income before provision for income taxes                        9,252          7,918         23,222         19,992
Provision for income taxes                                      3,885          3,318          9,782          8,467
                                                           ----------     ----------     ----------     ----------

Net income                                                 $    5,367     $    4,600     $   13,440     $   11,525
                                                           ==========     ==========     ==========     ==========

Basic income per share                                     $      .46     $      .42     $     1.17     $     1.01
                                                           ==========     ==========     ==========     ==========

Diluted income per share                                   $      .41     $      .38     $     1.04     $      .89
                                                           ==========     ==========     ==========     ==========

Weighted average common shares outstanding - basic             11,774         11,056         11,479         11,395
Effect of dilutive securities - options and warrants            1,392            921          1,426          1,504
                                                           ----------     ----------     ----------     ----------

Weighted average common shares outstanding - diluted           13,166         11,977         12,905         12,899
                                                           ==========     ==========     ==========     ==========

See notes to financial statements

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                   --------------------
                                                                                     2001        2000
                                                                                   --------    --------
Cash flows from operating activities:
   Net income                                                                      $ 13,440    $ 11,525
   Adjustments to reconcile net income to net cash used in operating activities:
      Issuance of compensatory stock options                                          1,219
      Depreciation and amortization                                                   2,584       2,576
      Deferred compensation                                                              96         287
      Provision for bad debts                                                           (51)        336
      Gain on sale of marketable securities                                                        (230)
      Deferred rent expense                                                             151         207
      Changes in:
        Accounts receivable                                                           1,170      (1,848)
        Due from factor                                                             (17,028)     (6,266)
        Inventories                                                                  (5,965)     (7,278)
        Prepaid expenses and other assets                                               447        (483)
        Accounts payable and accrued expenses                                        (3,179)     (1,683)
                                                                                   --------    --------

           Net cash used in operating activities                                     (7,116)     (2,857)
                                                                                   --------    --------
Cash flows from investing activities:
   Purchase of property and equipment                                                (2,251)     (7,379)
   Sale/maturity of investment securities                                                           487
                                                                                   --------    --------

           Net cash used in investing activities                                     (2,251)     (6,892)
                                                                                   --------    --------
Cash flows from financing activities:
   Proceeds from options and warrants exercised                                       5,927       2,763
   Purchase of treasury stock                                                                    (6,062)
   Repayment of lease obligations                                                       (92)        (94)
                                                                                   --------    --------

           Net cash provided by (used in) financing activities                        5,835      (3,393)
                                                                                   --------    --------

Net decrease in cash and cash equivalents                                            (3,532)    (13,142)
Cash and cash equivalents - beginning of period                                      35,259      37,361
                                                                                   --------    --------

Cash and cash equivalents - end of period                                          $ 31,727    $ 24,219
                                                                                   ========    ========

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
September 30, 2001

NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") as of September 30, 2001, and the results of their operations and cash flows for the nine-month and three-month periods then ended. The results of operations for the nine-month and three-month periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2000 included in the Annual Report of Steven Madden, Ltd. on Form 10-K.


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


NOTE D - PENDING LITIGATION

[1]      Class action litigation:

         On or about August 9, 2000, several class action lawsuits were commenced in the United States District Court for the Eastern District of New York against the Company, Steven Madden personally, and, in some of the actions, the Company's former President and its Chief Financial Officer.

         On December 8, 2000, the court consolidated these actions and appointed a lead plaintiff and approved the plaintiff as lead counsel. On February 26, 2001, the plaintiff served a consolidated amended complaint.

         The amended complaint generally alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements, and failing to disclose material adverse information relating to among other things, certain matters and allegations concerning Mr. Madden. The plaintiff seeks an unspecified amount of damages, costs and expenses on behalf of the plaintiff and all other purchasers of the Company's common stock during the period June 21, 1997 through June 20, 2000. On April 19, 2001, all of the defendants served motions to dismiss the consolidated amended complaint. The plaintiffs filed a second amended consolidated complaint on October 30, 2001. Defendants have until November 30, 2001 to file their response. The Company believes that it has substantial defenses to the claims. The resulting liability, if any, cannot presently be determined.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

[2]      Derivative action:

         On or about September 26, 2000, a shareholders derivative action was commenced in the United States District Court for the Eastern District of New York, captioned, Herrera v. Steven Madden and Steven Madden, Ltd. The Company is named as a nominal defendant in the action. The complaint seeks to recover alleged damages on behalf of the Company from Mr. Madden's June 20, 2000 indictment and to require him to disgorge certain profits, bonuses and stock option grants he received from the Company. On January 3, 2001, the plaintiff filed an amended complaint. On February 2, 2001, both the Company and Mr. Madden filed motions to dismiss the amended complaint because of the plaintiff's failure to make a pre-litigation demand upon the Company's Board of Directors. On October 1, 2001, the plaintiff filed a second amended complaint. On November 2, 2001, the Company filed a motion to dismiss this pleading on the same grounds of its motion to dismiss the prior amended complaint. The resulting liability, if any, cannot presently be determined.

[3]      Other matters:

         On June 20, 2000, Steven Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated
         Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 23, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office related to the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden has agreed to serve as the Company's Creative and Design Chief, a non-executive position. It is expected that Mr. Madden will be sentenced on November 15, 2001 and will return to work for the Company as its Creative and Design Chief following his incarceration. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years.

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

         On or about September 17, 2001, an action was commenced in the Supreme Court, Queens County, captioned Mitch Stewart v. Steven Madden, Ltd. The Company is named as a defendant in the action. Mr. Stewart is a former independent contractor for the Company. The complaint seeks damages of approximately $1.3 million for breach of contract. The Company intends to file its response to the complaint by November 16, 2001. The Company believes that it has substantial defenses to the claims. The resulting liability, if any, cannot be presently determined.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
----------

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

The following table sets forth information on operations for the periods indicated:

                           Percentage of Net Revenues
                           --------------------------
                                Nine Months Ended
                                -----------------
                                  September 30
                                  ------------
                                ($ in thousands)

Consolidated:                               2001                   2000
------------                                ----                   ----
Net Sales                                 $183,203        100%   $152,274        100%
Cost of Sales                              106,076         58      86,668         57
Other Operating Income                       4,006          2       3,367          2
Operating Expenses                          59,019         32      50,437         33
Income from Operations                      22,114         12      18,536         12
Interest and Other Income (Expense) Net      1,108          1       1,226          1
Gain on sale of Marketable Securities           --         --         230          0
Income Before Income Taxes                  23,222         13      19,992         13
Net Income                                  13,440          7      11,525          8

                           Percentage of Net Revenues
                           --------------------------
                                Nine Months Ended
                                -----------------
                                  September 30
                                  ------------
                                ($ in thousands)

By Segment                         2001                  2000
                                   ----                  ----
WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
Net Sales                       $ 75,638        100%   $ 69,331         100%
Cost of Sales                     48,120         64      43,208          62
Other Operating Income               939          1         704           1
Operating Expenses                19,730         26      19,629          28
Income from Operations             8,727         12       7,198          10

l.e.i. Footwear:
----------------
Net Sales                       $ 31,999        100%   $ 28,575         100%
Cost of sales                     20,111         63      18,183          64
Operating Expenses                 7,020         22       5,431          19
Income from Operations             4,868         15       4,961          17

Madden Mens:
------------
Net Sales                       $  6,017        100%         --          --
Cost of sales                   $  3,857         64          --          --
Operating Expenses                 2,149         36          --          --
Income from Operations                11          0          --          --

Diva Acquisition Corp:
----------------------
Net Sales                       $  6,015        100%   $  2,980         100%
Cost of sales                      4,370         73       2,070          69
Operating Expenses                 1,299         22         951          32
Income (Loss) from Operations        346          6         (41)         (1)

Stevies Inc.:
-------------
Net Sales                       $  8,388        100%   $  4,678         100%
Cost of sales                      5,294         63       2,908          62
Other Operating Income               236          3         151           3
Operating Expenses                 1,916         23       1,144          25
Income from Operations             1,414         17         777          17

STEVEN MADDEN RETAIL INC.:
--------------------------

Net Sales                       $ 55,146        100%   $ 46,710         100%
Cost of Sales                     24,324         44      20,299          43
Operating Expenses                25,472         46      21,914          47
Income from Operations             5,350         10       4,497          10

                           Percentage of Net Revenues
                           --------------------------
                                Nine Months Ended
                                -----------------
                                  September 30
                                  ------------
                                ($ in thousands)

By Segment (Continued)

ADESSO MADDEN INC.:                2001                   2000
-------------------                ----                   ----
 (FIRST COST)

Other Operating Revenue         $  2,831        100%   $  2,512         100%
Operating Expenses                 1,433         51       1,368          54
Income from Operations             1,398         49       1,144          46


                           Percentage of Net Revenues
                           --------------------------
                                Nine Months Ended
                                -----------------
                                  September 30
                                  ------------
                                ($ in thousands)

                                            2001                 2000
                                            ----                 ----
Consolidated:
-------------
Net Sales                                 $70,245       100%   $60,108       100%
Cost of Sales                              40,517        58     33,620        56
Other Operating Income                      1,637         2      1,233         2
Operating Expenses                         22,378        32     20,022        33
Income from Operations                      8,987        13      7,699        13
Interest and Other Income (Expense) Net       265         0        219         0
Income Before Income Taxes                  9,252        13      7,918        13
Net Income                                  5,367         8      4,600         8

By Segment

WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
Net Sales                                  27,954       100%   $26,125       100%
Cost of sales                              17,925        64     16,076        62
Other Operating Income                        407         1        140         1
Operating Expenses                          7,479        27      7,932        30
Income from Operations                      2,957        11      2,257         9

l.e.i. Footwear:
----------------
Net Sales                                 $13,198       100%   $10,277       100%
Cost of sales                               8,047        61      6,377        62
Operating Expenses                          2,811        21      2,008        20
Income from Operations                      2,340        18      1,892        18

Madden Mens:
------------
Net Sales                                 $ 3,227       100%        --        --
Cost of sales                               2,019        63         --        --
Operating Expenses                          1,170        36         --        --
Income from Operations                         38         1         --        --

Diva Acquisition Corp.:
-----------------------
Net Sales                                 $ 2,385       100%   $ 1,233       100%
Cost of sales                               1,603        67        804        65
Operating Expenses                            507        21        428        35
Income from Operations                        275        12          1         0

Stevies Inc.:
-------------
Net Sales                                 $ 3,496       100%   $ 3,263       100%
Cost of Sales                               2,190        63      2,025        62
Other Operating Income                         29         1        109         3
Operating Expenses                            804        23        700        21
Income from Operations                        531        15        647        20

                           Percentage of Net Revenues
                           --------------------------
                                Nine Months Ended
                                -----------------
                                  September 30
                                  ------------
                                ($ in thousands)

By Segment (Continued)

Steven Madden Retail Inc.:                  2001                 2000
--------------------------                  ----                 ----
Net Sales                                 $19,985       100%   $19,210       100%
Cost of Sales                               8,733        44      8,338        43
Operating Expenses                          9,014        45      8,561        45
Income from Operations                      2,238        11      2,311        12

ADESSO MADDEN INC.:
-------------------
(FIRST COST)

Other Operating Revenue                   $ 1,201       100%   $   984       100%
Operating Expenses                            593        49        393        40
Income from Operations                        608        51        591        60



RESULTS OF OPERATIONS
($ in thousands)
Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

Consolidated:
-------------

Sales for the nine month period ended September 30, 2001 were $183,203 or 20% higher than the $152,274 in the comparable period of 2000. The increase in sales is due to several factors, including (i) the addition of new wholesale accounts,
(ii) an 18% increase in retail sales due an opening of additional retail stores,
(iii) revenues of $6,017 from the Company's new Madden Mens Wholesale Division which commenced shipping in the first quarter of 2001, (iv) an increase in the number of Steve Madden and Stevies concept shops located in major department stores and specialty stores, and (v) an increase in public awareness with respect to the Company's brands. In turn, increased sales have enabled the Company to expand its advertising and in-store concept efforts, all of which have contributed to the continuing increase in sales.

Consolidated gross profit as a percentage of sales decreased from 43% in 2000 to 42% in 2001. The decrease in gross margin resulted from greater promotional activity at retail this year due to sluggish July sales and the tragic events of September 11th and its aftermath. Also, margin pressures at wholesale which prompted us to be early and aggressive with markdowns in a highly promotional retail climate.

Selling, general and administrative (SG&A) expenses increased to $59,019 in 2001 from $50,437 in 2000. The increase in SG&A expenses is due primarily to a 31% increase in payroll, officers' bonuses and payroll-related expenses from $17,195 in 2000 to $22,589 in 2001. Also, selling and designing expenses increased by 32% from $6,245 in 2000 to $8,215 in 2001. This is due in part to an increase in sales in the current period and to the Company's increased focus on selling and designing activities. The increase in the number of retail outlets and expanded corporate office and warehouse facilities resulted in an increase in occupancy, telephone, utilities, warehouse and depreciation expenses by 13% from $10,882 in 2000 to $12,339 in 2001.

Income from operations for 2001 was $22,114 which represents an increase of $3,578 or 19% over the income from operations of $18,536 in 2000. Net income increased by 17% to $13,440 in 2001 from $11,525 in 2000.

Wholesale Divisions:
--------------------

Sales from the Steve Madden Wholesale Division ("Madden Wholesale") accounted for $75,638 or 41%, and $69,331 or 46%, of total sales in 2001 and 2000, respectively. The increase in sales was driven by the key styles including euro-sport casuals and an increase in reorders through open stock replenishment for late spring and fall items. Gross profit as a percentage of sales decreased from 38% in 2000 to 36% in 2001 due to margin pressures at wholesale which prompted us to be early and aggressive with markdowns in a highly promotional retail climate. Operating expenses increased to $19,730 in 2001 from $19,629 in 2000 due to payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Madden Wholesale income from operations was $8,727 in 2001 compared to income from operations of $7,198 in 2000.

Sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale") accounted for $31,999 or 17%, and $28,575 or 19%, of total sales in 2001 and 2000, respectively. During the first quarter of 2001, l.e.i. Wholesale and the planning department focused on key item flow by door with the ultimate goal of increasing inventory turns and profitability. Revenues had increased by 12% during the first nine months of 2001 compared to the first nine months of 2000. The focus of the l.e.i. Wholesale expansion was in the specialty store channel. Gross profit as a percentage of sales increased slightly from 36% in 2000 to 37% in 2001 due to changes in product mix, balanced sourcing and improved inventory management. Operating expenses increased to $7,020 in 2001 from $5,431 in 2000 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for l.e.i. Wholesale was $4,868 in 2001 compared to income from operations of $4,961 in 2000.

The Company's new Madden Mens Wholesale Division ("Madden Mens Wholesale") commenced shipping in the first quarter of 2001. Madden Mens Wholesale generated revenues of $6,017 for the first nine months of 2001. The Company is pleased by the market's acceptance of the new mens line, particularly in the sport-casual bowling influenced classification. As of third quarter of 2001 the Company is prepared to offer an EDI open stock replenishment program on sixteen best selling styles.

Sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") which markets the "David Aaron" brand name in footwear accounted for $6,015 or 3%, and $2,980 or 2%, of total sales in 2001 and 2000, respectively. The Company believes that the increase in sales was driven by placements of its new product line in major department stores, specialty stores, and specialty catalogues, such as Bloomingdale's by Mail. Gross profit as a percentage of sales decreased from 31% in 2000 to 27% in 2001 as under-performing carryover inventory was cleared at lower gross margins. Operating expenses increased to $1,299 in 2001 from $951 in 2000 due to increases in payroll and payroll-related expenses. Income from operations for Diva Wholesale was $346 in 2001 compared to a loss from operations of $41 in 2000.

Sales from the Stevies Wholesale Division ("Stevies Wholesale") which commenced shipping in the second quarter of 2000 accounted for $8,388 or 5%, and $4,678 or 3%, of total sales in 2001 and 2000, respectively.

Gross profit as a percentage of sales decreased from 38% in 2000 to 37% in 2001 as markdowns were taken in the second and third quarters of 2001 compared to the second and third quarters of 2000 during which no markdowns were taken because of the recent brand roll out. Operating expenses increased to $1,916 in 2001 from $1,144 in 2000 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for Stevies Wholesale was $1,414 in 2001 compared to income from operations of $777 in 2000.

Retail Division:
----------------

Sales from the Retail Division accounted for $55,146 or 30% and $46,710 or 31% of total salesn 2001 and 2000, respectively. This increase in Retail Division sales is primarily due to the increase in the number of Steve Madden retail stores. During the first nine months of 2001, the Company closed two of its smallest and least productive stores located in Coconut Grove, Florida and in Mineola, New York and is considering new sites with greater projected productivity. As of September 30, 2001, there were 68 Steve Madden retail stores compared to 64 stores as of September 30, 2000. Same store sales for the period ended September 30, 2001 remain flats over the same period of 2000 due to the September 11th tragedy and its consequences compounded an already challenging business climate for the Company's Retail Division. Revenues from the internet store for the first nine months ended September 30, 2001 were in excess of $3,000, showing an increase of 49% over the same period of 2000. Gross profit as a percentage of sales decreased from 57% in 2000 to 56% in 2001 due to greater promotional activity at retail this year which prompted the Retail Division to clear goods with lower gross margin. Operating expenses for the Retail Division increased to $25,472 or 46% of sales in 2001 from $21,914 or 47% of sales in 2000. This increase was due to increases in payroll and payroll-related expenses such as incentive bonuses for store managers and the corporate retail management team, marketing and operating expenses for the internet store, occupancy, printing and depreciation expenses as a result of opening six additional stores since September 30, 2000. Income from operations for the Retail Division was $5,350 in 2001 compared to income from operations of $4,497 in 2000.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $2,831 for the nine month period ending September 30, 2001 which represents a 13% increase over commission revenues of $2,512 during the same period in 2000. Operating expenses increased to $1,433 in 2001 from $1,368 in 2000 primarily due to due to increases in payroll and payroll-related expenses. Income from operations for Adesso-Madden was $1,398 in 2001 compared to income from operations of $1,144 in 2000.


Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2000

Consolidated:
-------------

Sales for the three month period ended September 30, 2001 were $70,245 or 17% higher than the $60,108 in the comparable period of 2000. The increase in sales is due to several factors, including (i) the addition of new wholesale accounts,
(ii) an 4% increase in retail sales due to opening of additional retail stores,
(iii) revenues of $3,227 Madden Mens Wholesale which commenced shipping in the first quarter of 2001, (iv) an increase in the number of Steve Madden and Stevies concept shops located in major department stores and specialty stores, and (v) an increase in public awareness with respect to the Company's brands. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales.

Consolidated gross profit as a percentage of sales decreased from 44% in 2000 to 42% in 2001. The decrease in gross margin resulted from greater promotional activity at retail this year due to sluggish July sales and the tragic events of September 11th and its aftermath. Also, margin pressures at wholesale which prompted us to be early and aggressive with markdowns in a highly promotional climate. In addition, the of Company's higher margin retail business was a lower percentage of total sales in 2001.

SG&A expenses increased to $22,378 in 2001 from $20,022 in 2000. The increase in SG&A is due primarily to a 32% increase in payroll, officers' bonuses and payroll-related expenses from $6,315 in 2000 to $8,311 in 2001. Also, selling and designing expenses increased by 34% from $2,875 in 2000 to $3,860 in 2001. This is due in part to an increase in sales in the current period and to the Company's increased focus on selling and designing activities.

Income from operations for 2001 was $8,987 which represents an increase of $1,288 or 17% over the income from operations of $7,699 in 2000. Net income increased by 17% to $5,367 in 2001 from $4,600 in 2000.

Wholesale Divisions:
--------------------

Sales from Madden Wholesale accounted for $27,954 or 40%, and $26,125 or 43%, of total sales in 2001 and 2000, respectively. The increase in sales was driven by the key styles including euro-sport casuals and an increase in reorders through open stock replenishment for late spring and fall items. Gross profit as a percentage of sales decreased from 38% in 2000 to 36% in 2001 due to margin pressures at wholesale which prompted us to be early and aggressive with markdowns in a highly promotional retail climate. Operating expenses decreased to $7,479 in 2001 from $7,932 in 2000 due to decreases in sales and designing expenses. Madden Wholesale income from operations was $2,957 in 2001 compared to income from operations of $2,257 in 2000.

Sales from l.e.i. Wholesale accounted for $13,198 or 19%, and $10,277 or 17%, of total sales in 2001 and 2000, respectively. The increase in sales was driven by the key styles which include lug bottom boots and shoes and athletic inspired footwear. Gross profit as a percentage of sales increased from 38% in 2000 to 39% in 2001 due to a change in product mix, balanced sourcing and improved inventory management. Operating expenses increased to $2,811 in 2001 from $2,008 in 2000 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for l.e.i. Wholesale was $2,340 in 2001 compared to income from operations of $1,892 in 2000.

Madden Mens Wholesale commenced shipping in the first quarter of 2001. Madden Mens Wholesale generated revenues of $3,227 for the third quarter of 2001.

Sales from Diva Wholesale accounted for $2,385 or 3%, and $1,233 or 2%, of total sales in 2001 and 2000, respectively. The Company believes that the increase in sales was driven by placements of its new product line in major department stores, specialty stores, and specialty catalogues, such as Bloomingdale's by Mail. Gross profit as a percentage of sales decreased from 35% in 2000 to 33% in 2001 as under performing carryover inventory was cleared at lower gross margins. Operating expenses increased to $507 in 2001 from $428 in 2000 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for Diva Wholesale was $275 in 2001 compared to an income from operations of $1 in 2000.

Sales from the Stevies Wholesale Division ("Stevies Wholesale") accounted for $3,496 or 5%, and $3,263 or 5%, of total sales in 2001 and 2000, respectively. The increase in sales was driven by key styles including boots and glitter sneakers. Gross profit as a percentage of sales decreased from 38% in 2000 to 37% in 2001 as markdowns were taken in the third quarter of 2001 compared to the third quarter of 2000 during which no markdowns were taken because of the recent brand roll out. Operating expenses increased to $804 in 2001 from $700 in 2000 due to increases in payroll and payroll-related expenses. Income from operations for Stevies Wholesale was $531 in 2001 compared to income from operations of $647 in 2000.

Retail Division:
----------------

Sales from the Retail Division accounted for $19,985 or 28% and $19,210 or 32% of total sales in 2001 and 2000, respectively. This increase in Retail Division sales is primarily due to the increase in the number of Steve Madden retail stores. During the third quarter of 2001, the Company closed one of its smallest and least productive stores located in Mineola, New York, and is considering new sites with greater projected productivity. As of September 30, 2001, there were 68 Steve Madden retail stores compared to 64 stores as of September 30, 2000. Additionally, same store sales for the period ended September 30, 2001 decreased 6% over the same period of 2000. This decrease in same store sales resulted due to the September 11th tragedy and its consequences compounded an already challenging business climate for the Company's Retail Division. Revenues from the internet store for the third quarter of 2001 were in excess of $1,000 showing an increase of 26% over the same period of 2000. Gross profit as a percentage of sales decreased from 57% in 2000 to 56% in 2001 due to greater promotional activity at retail this year which prompted the Retail Division to clear goods with lower gross margin. Operating expenses increased to $9,014 or 45% of sales in 2001 from $8,561 or 45% of sales in 2000. This increase was due to increases in payroll and payroll-related expenses such as incentive bonuses for store managers and the corporate retail management team, marketing and operating expenses for the internet store, occupancy, printing, and depreciation expenses as a result of opening six additional stores since September 30, 2000. Income from operations for the Retail Division was $2,238 in 2001 compared to income from operations of $2,311 in 2000.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc., a wholly owned subsidiary of the Company, generated commission revenues of $1,201 for the three month period ending September 30, 2001 which represents a 22% increase over commission revenues of $984 during the same period in 2000. Operating expenses increased to $593 in 2001 from $393 in 2000 primarily due to increases in payroll and payroll-related expenses. Income from operations for Adesso-Madden was $608 in 2001 compared to income from operations of $591 in 2000.

LICENSE AGREEMENTS

Revenues from licensing increased by 37% to $1,175 in the first nine months of 2001 from $855 in first nine months of 2000. This increase was primarily driven by increases in licensing income from leather sportswear and sunglasses. As of September 30, 2001, the Company had 6 license partners covering 6 product categories for its Steve Madden brand. Also, as of September 30, 2001, the Company had 3 license partners covering 3 product categories for its Stevies brand. The product categories include handbags, hosiery, sunglasses, belts and outerwear. In order to enhance the performance of the Company's licensing business, in January 2001 the Company engaged Jassin O'Rourke Group, LLC, a consulting firm specializing in marketing, management and licensing for the apparel industry.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $78,348 at September 30, 2001 compared to $51,927 in working capital at September 30, 2000. This represents an increase of $26,421. This increase in working capital was primarily due to the Company's net income.

OPERATING ACTIVITIES

During the nine month period ended September 30, 2001, cash used by operating activities was $7,116. Uses of cash arose principally from an increase in factored accounts receivable of $17,028, an increase in inventory of $5,965 and a decrease in accounts payable and accrued expenses of $3,179. Cash was provided principally by net income of $13,440 and proceeds received from the exercise of options.

The Company has lease agreements for office, warehouse, and retail space, expiring at various times through 2011. Future obligations under these lease agreements total approximately $51,000.

The Company has employment agreements with eleven officers as of September 30, 2001 providing for aggregate annual salaries of approximately $3,300 subject to annual bonuses and annual increases as may be determined by the Company's Board of Directors. In addition, as part of four of the employment agreements, the Company is committed to pay incentive bonuses based on income before interest, depreciation and taxes to certain officers.

The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company's Wholesale Division sells approximately sixty-two percent (62%) of its products to department stores, including Federated Department Stores (Bloomingdales, Bon Marche, Burdines, Macy's and Rich's), May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank, Lord & Taylor and Robinsons May), Dillard's, Dayton-Hudson and Nordstrom and approximately thirty-eight percent (38%) to specialty stores, including Journey's, Wet Seal and The Buckle and catalog retailers, including Victoria's Secret and Fingerhut. Federated Department Stores and May Department Stores presently account for approximately twenty-one percent (21%) and eighteen percent (18%) of the Company's Wholesale Division sales, respectively.

A significant portion of the Company's product is supplied from foreign manufacturers, the majority of which are located in Brazil, China, Italy and Mexico. Although the Company has not entered into any manufacturing contracts with any of these foreign companies, the Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products if current suppliers need to be replaced. In addition, the Company currently makes approximately ninety-five percent (95%) of its purchases in U.S. dollars.

CAPITAL IMPROVEMENT ACTIVITIES

During the nine month period ended September 30, 2001, the Company used cash of $2,251 primarily for leasehold improvements on retail stores and corporate office space and for a new point of sale computer system for the retail stores.

FINANCING ACTIVITIES

During the nine month period ended September 30, 2001, the Company received $5,927 from the sale of its common stock in connection with the exercise of stock options. On February 29, 2000, the Company announced 1,500,000 shares repurchase program. As of December 31, 2000, the Company repurchased 900,000 shares of the Company's common stock at a total cost of $6,076 under this program. The Company has not repurchased any common stock during 2001.

RECENT DEVELOPMENTS

On June 20, 2000, Steven Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 23, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office related to the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden has agreed to serve as the Company's Creative and Design Chief, a non-executive position. It is expected that Mr. Madden will be sentenced on November 15, 2001 and will return to work for the Company as its Creative and Design Chief following his incarceration. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years.

Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors.

                                     Part II

Item 1.  Legal Proceedings
         -----------------

Except as set forth below, no material legal proceedings are pending to which the Company or any of its property is subject.

As of May 9, 2001, eight putative securities fraud class action lawsuits have been commenced in the United States District Court for the Eastern District of New York against the Company, Steven Madden and, in five of the actions, Rhonda
J. Brown and Arvind Dharia. These actions are captioned: Wilner v. Steven Madden, Ltd., et al., 00 CV 3676 (filed June 21, 2000); Connor v. Steven Madden, et al., 00 CV 3709 (filed June 22, 2000); Blumenthal v. Steven Madden, Ltd., et al., 00 CV 3709 (filed June 23, 2000); Curry v. Steven Madden, Ltd., et al., 00 CV 3766 (filed June 26, 2000); Dempster v. Steven Madden Ltd., et al., 00 CV 3702 (filed June 30, 2000); Salafia v. Steven Madden, Ltd., et al., 00 CV 4289 (filed July 24, 2000); Fahey v. Steven Madden, Ltd., et al., 00 CV 4712 (filed August 11, 2000); Process Engineering Services, Inc. v. Steven Madden, Ltd., et al., 00 CV 5002 (filed August 22, 2000). By Order dated December 8, 2000, the Court consolidated these eight actions, appointed Process Engineering, Inc., Michael Fasci and Mark and Libby Adams as lead plaintiffs and approved their selection of lead counsel. On February 26, 2001, Plaintiffs served a Consolidated Amended Complaint. The amended complaint principally alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the 1934 Act by issuing false and misleading statements, and failing to disclose material adverse information, generally relating to matters arising from Mr. Madden's June 2000 indictment. The plaintiffs seek an unspecified amount of damages, costs and expenses on behalf of themselves and all other purchasers of the Company's common stock during the period June 21, 1997 through June 20, 2000. The Company believes it has substantial defenses to the claims. On April 19, 2001, all of the defendants served motions to dismiss the Consolidated Amended Complaint. On October 30, 2001, plaintiffs filed their Second Amended Consolidated Complaint. Defendants have until November 30, 2001 to answer, move or otherwise respond to the Second Amended Consolidated Complaint. The Company believes that it has substantial defense to the claims. The resulting liability, if any, cannot presently be determined.

On or about September 26, 2000, a putative shareholders derivative action was commenced in the United States District Court for the Eastern District of New York, captioned Herrera v. Steven Madden and Steven Madden, Ltd., 00 CV 5803
(JG). The Company is named as a nominal defendant in the action. The complaint seeks to recover alleged damages on behalf of the Company from Mr. Madden arising from his June 2000 indictment and to require him to disgorge certain profits, bonuses and stock option grants he received. On January 3, 2001, plaintiff filed an Amended Shareholder's Derivative Complaint. On February 2, 2001, both the Company and Mr. Madden filed motions to dismiss the Amended Complaint because of plaintiff's failure to make a pre-litigation demand upon the Company's board of directors. On October 1, 2001, plaintiff filed a Second Amended Complaint. On November 2, 2001, the Company filed a motion to dismiss this pleading on grounds that plaintiff had failed to make a pre-litigation demand upon the Company's board of directors. The resulting liability, if any, cannot presently be determined.

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

On or about September 17, 2001, an action was commenced in the Supreme Court, Queens County, captioned Mitch Stewart v. Steven Madden, Ltd. The Company is named as a defendant in the action. Mr. Stewart is a former independent contractor for the Company. The complaint seeks damages of approximately $1.3 million for breach of contract. The Company intends to file its response to the complaint by November 16, 2001. The Company believes that it has substantial defenses to the claims. The resulting liability, if any, cannot be presently determined.


Item 4.  Submission of Matters to a Vote of Security Holders

On July 10, 2001, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

         (a) Election of Directors. The following directors to the Board of Directors of the Company were elected for a term of one (1) year, each receiving 10,266,365 votes in favor of his/her election (96% of the shares outstanding):
(i) Charles Koppelman; (ii) Jamieson Karson; (iii) Rhonda Brown; (iv) Arvind Dharia; (v) Gerald Mongeluzo; (vi) Marc Cooper; (vii) John L. Madden; (viii) Peter Migliorini; and (ix) Heywood Wilansky. Ms. Brown subsequently resigned from the Board of Directors effective as of September 21, 2001.

         (b) 1999 Stock Plan. An amendment to the Company's 1999 Stock Plan was approved by the stockholders of the Company (4,770,207 votes for, 3,917,195 votes against, and 16,295 votes withheld).

         (c) Appointment of Auditors. The appointment of Richard A. Eisner & Company, LLP, as independent auditors of the Company, for fiscal year 2001 was approved by the stockholders of the Company (10,697,334 votes for, 30,716 votes against, and 5,302 votes withheld).

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             None

         (b) Reports on Form 8-K.
             Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2001 with respect to Item 5.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STEVEN MADDEN, LTD.


                                       /s/ ARVIND DHARIA
                                       ----------------------------------------
                                       Arvind Dharia
                                       Chief Financial Officer

DATE:  November 14, 2001