Form 10-K
period 2001-12-31
MADDEN STEVEN LTD
filed 2002-03-29
CIK 913241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001      Commission File Number 0-23702

                               STEVEN MADDEN, LTD.
             (Exact name of registrant as specified in its charter)

           Delaware                                 13-3588231
(State or other jurisdiction of          (I.R.S. employer identification no.)
 incorporation or organization)

             52-16 Barnett Avenue, Long Island City, New York 11104
               (Address of principal executive offices) (Zip Code)

                                 (718) 446-1800
              (Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(B) of the Act: None

           Securities Registered Pursuant to Section 12(G) of the Act:
                    Common Stock, par value $.0001 per share

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2002 was approximately $214,536,498.

    The number of outstanding shares of the registrant's common stock as of March 26, 2002 was 12,365,216 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED FOR MAY 17, 2002.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM 1      BUSINESS...........................................................1
ITEM 2      PROPERTIES.........................................................7
ITEM 3      LEGAL PROCEEDINGS..................................................8
ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS................10

                                     PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS..........................................................11
ITEM 6      SELECTED FINANCIAL DATA...........................................12
ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................13
ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................24
ITEM 9      CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.............................................24

                                    PART III

ITEM 10     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF
             THE REGISTRANT...................................................24
ITEM 11     EXECUTIVE COMPENSATION............................................24
ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....24
ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................25

                                     PART IV

ITEM 14     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K.........................................................25

ITEM 1   BUSINESS

    Steven Madden, Ltd. (together with its subsidiaries, the "Company") designs, sources, markets and sells fashion-forward footwear brands for women, men and children. The Company distributes products through its retail stores, its e-commerce web sites, catalogs and department and specialty store locations in the United States and Canada. The Company's product line includes core products, which are sold year-round, complemented by a broad range of updated styles which are designed to establish or capitalize on market trends.

    The Company's business is comprised of three (3) distinct segments (wholesale, retail and private label). The wholesale division includes five (5) brands: Steve Madden(R), David Aaron(R), l.e.i.(R), Stevies(R) and the Steve Madden Mens brand. Steven Madden Retail, Inc., the Company's wholly owned retail subsidiary, operates Steve Madden and David Aaron retail stores as well as the Company's outlet stores and e-commerce web sites. The Company's wholly owned private label subsidiary, Adesso-Madden, Inc., designs and sources footwear products under private labels for many of the country's largest mass merchandisers. The Company also licenses its Steve Madden(R) and Stevies(R) trademarks for several accessory and apparel categories.

    Steven Madden, Ltd., was incorporated as a New York corporation on July 9, 1990 and reincorporated under the same name in Delaware in November 1998. The Company, which has established a reputation for its creative designs, popular styles and quality products at accessible price points, was founded and developed by Steven Madden, its principal designer, and former Chief Executive Officer and Chairman of the Board. The Company completed its initial public offering in December 1993 and its shares of Common Stock currently trade on The Nasdaq National Market under the symbol "SHOO".

    The Company maintains its principal executive offices at 52-16 Barnett Avenue, Long Island City, NY 11104, telephone number (718) 446-1800.

    STEVEN MADDEN - WHOLESALE DIVISION

    The wholesale division sources, sells and markets the Company's Steve Madden(R) brand to major department stores, better specialty stores, and shoe stores throughout the United States and Canada. During the last few years the Steve Madden(R) product line has become a leading footwear brand in the fashion conscious junior marketplace. To serve its customers (primarily women ages 16 to 25), the wholesale division creates and markets fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at reasonable prices. In January 2001, the wholesale division expanded to include a men's footwear line which targets fashion conscious men ages 20 to 35.

    As the Company's largest division, the Steve Madden(R) wholesale division accounted for $92,413,000 in sales in 2001, or approximately 38% of the Company's total sales. Many of the wholesale division's newly created styles are test marketed at the Company's retail stores. Within a few days, the Company can determine if a test product appeals to customers. This enables the Company to use its flexible sourcing model to rapidly respond to changing preferences which the Company believes is essential for success in the fashion footwear marketplace.

    DIVA ACQUISITION CORP. - THE DAVID AARON(R) WHOLESALE DIVISION

    Diva Acquisition Corp. ("Diva") designs and markets fashion footwear to women under the "David Aaron(R)" trademark through major department stores and better footwear specialty stores and two (2) Company owned retail shoe stores located in the Soho area of Manhattan and in Paramus, NJ. Priced a tier above the Steve Madden(R) brand, Diva's products are designed to appeal principally to fashion conscious women, ages 26 to 45, who shop at department stores and footwear boutiques. The Company recorded wholesale sales from the David Aaron(R) brand of $7,454,000 for the year ended December 31, 2001, or approximately 3% of the Company's total revenues. Revenues from the sale of David Aaron footwear increased by approximately 106% compared to the preceding year due to the repositioning and reorganization of the David Aaron brand.

    l.e.i. (R) - WHOLESALE DIVISION

    Pursuant to the Company's license agreement with R.S.V. Sport, Inc., the Company has the right to use the l.e.i.(R) trademark in connection with the sale and marketing of footwear. The l.e.i.(R) trademark is well known for jeanswear in the junior marketplace and nationally through department and specialty stores. The Company's l.e.i.(R) footwear products are targeted to attract girls and young women ages 6 to 20 years old, a majority of which are younger than the typical Steve Madden(R) brand customer. The l.e.i. Wholesale Division generated revenue of $42,592,000 for the year ended December 31, 2001, or approximately 17% of the Company's total revenues.

    STEVIES INC. - WHOLESALE DIVISION

    The Company's Stevies Wholesale Division ("Stevies Wholesale") generated revenue of $10,984,000 for the year ended December 31, 2001, or approximately 5% of the Company's total revenues. Stevies(R) now sells in store groups such as Nordstrom, Federated Department Stores, May Department Stores, Belk, Dillard's, Limited Too, as well as independent children's stores throughout the country.

    STEVEN MADDEN RETAIL, INC. - RETAIL DIVISION

    As of December 31, 2001, the Company owned and operated sixty-five (65) retail shoe stores under the Steve Madden(R) name, two (2) under the David Aaron(R) name, five (5) outlet stores and one (1) Internet store (through the www.stevemadden.com, www.stevies.com and www.stevemaddenmens.com web sites). In 2001, the Company opened ten (10) new stores and closed two (2) under-performing stores. Most of the Steve Madden stores are located in major shopping malls in California, Colorado, District of Columbia, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Texas and Virginia. The retail stores have been successful for the Company, generating annual sales in excess of $680 per square foot. Sales are primarily from the sale of the Company's Steve Madden(R) product line. Same store sales decreased 1% in 2001 over 2000 sales and total sales for the retail division were $79 million compared to $70 million for 2000. Sales from the retail division for the year ended December 31, 2001 were approximately 33% of the Company's total sales.

    The Company believes that the Retail Division will continue to enhance overall sales and profits while building equity in the Steve Madden brand. It is for these reasons that the Company intends to add approximately ten (10) new retail stores during the 2002 calendar year. Additionally, the expansion of the Retail Division enables the Company to test and react to new products and classifications which strengthens the product development efforts of the Steve Madden wholesale division.

    THE ADESSO-MADDEN, INC. - PRIVATE LABEL DIVISION

    In September 1995, the Company incorporated Adesso-Madden, Inc. as a wholly owned subsidiary ("A-M"). A-M was formed to serve as a buying agent to mass market merchandisers, shoe store chains and other off-price retailers in connection with their purchase of private label shoes. As a buying agent, A-M arranges for shoe manufacturers in Asia and South America to manufacture private label shoes to the specifications of its clients. The Company believes that by operating in the private label, mass merchandising market, the Company is able to maximize additional non-branded sales opportunities. This leverages the Company's overall sourcing, design and distribution capabilities. Currently, this division serves as a buying agent for the procurement of women's footwear for large retailers including Sears, Payless, Wal-Mart and Target. A-M receives commissions in connection with the purchase of private label shoes by its clients. A-M also sources and sells footwear under the Soho Cobbler(R) brand name. The private label division generated commission revenue of $4,200,000 million for the year ended December 31, 2001.

    LICENSING

    As of December 31, 2001, the Company licensed the Steve Madden trademark for use in connection with the manufacturing, marketing and sale of outerwear (including leather outerwear), belts, handbags, sunglasses, eyewear and hosiery. Each license agreement requires the licensee to pay to the Company a royalty based on net sales, a minimum royalty in the event that net sales fail to reach specified targets and a percentage of sales for advertising of the Steve Madden(R) brand.

    During 2001, the Company licensed the Stevies trademark for use in connection with manufacturing, marketing and sale of sportswear, outerwear, belts, handbags, sunglasses and hosiery, fashion accessories. In February 2001, the Company terminated existing licensing agreements for jewelry and hair accessories for the Steve Madden(R) and Stevies(R) brands, and sportswear for the Stevies(R) brand.

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

    PRODUCT SOURCING AND DISTRIBUTION

    The Company sources each of its product lines separately based on the individual design, styling and quality specifications of such products. The Company does not own or operate any mass manufacturing facilities and sources its branded products through independently owned manufacturers in Brazil, China, Italy, Mexico, Spain, Taiwan and the United States. The Company has established relationships with a number of manufacturers in each country. The Company believes that this sourcing of footwear products minimizes its investment and inventory risk, and enables efficient and timely introduction of new product designs. Although the Company has not entered into any long-term manufacturing or supply contracts, the Company believes that a sufficient number of alternative sources exist for the manufacture of its products. The principal materials used in the Company's footwear are available from any number of sources, both within the United States and in foreign countries.

    The Company's design and distribution processes are intended to be flexible, allowing the Company to respond to and accommodate changing consumer demand. The Company's production staff tracks warehouse inventory on a daily basis, monitors sell-through data and incorporates input on product demand from wholesale customers. The Company can use product feedback to adjust production or manufacture new products in as little as five weeks. Constant inventory tracking allows the Company to manage inventory on a continuous flow basis with the goal of optimizing inventory turns.

    The Company distributes its products from two (2) third party distribution warehouse centers located in California and New Jersey and its own distribution facility located in Florida. The Company also distributes its Internet shipments from a third party fulfillment center located in Michigan. By utilizing distribution facilities that specialize in distributing products to certain customers (wholesale accounts, Steve Madden retail stores and Internet fulfillment), the Company believes that its customers are better served.

    CUSTOMERS

    The Company's customers purchasing shoes consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately sixty-two percent (62%) of its products at wholesale to department stores, including Federated Department Stores (Bloomingdale's, Bon Marche, Burdines, Macy's and Rich's), May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank, Lord and Taylor and Robinsons May), Dillard's, Marshall Field's and Nordstrom; and approximately thirty-eight percent (38%) to specialty stores, including Journeys, Limited Too and Mandees; and catalog retailers, including Victoria's Secret and Fingerhut. For the year ended December 31, 2001, May Department Stores, Federated Department Stores and Nordstrom accounted for approximately twenty-one percent (21%), eighteen percent (18%) and eleven percent (11%) of the Company's wholesale sales, respectively.

    DISTRIBUTION CHANNELS

    The Company sells it products principally through its Company-owned retail stores, better department stores and specialty shoe stores in the United States and abroad. Retail stores and wholesale sales account for approximately thirty-three percent (33%) and sixty-seven percent (67%) of total sales, respectively. The following paragraphs describe each of these distribution channels:

    STEVE MADDEN AND DAVID AARON RETAIL STORES

    As of December 31, 2001, the Company operated sixty-five (65) Company-owned retail stores under the Steve Madden(R) name and two (2) under the David Aaron(R) name. The Company believes that its retail stores will continue to enhance overall sales, profitability, and its ability to react to changing consumer trends. The stores are used as a marketing tool which allows the Company to strengthen brand recognition and to showcase selected items from its full line of branded and licensed products. Furthermore, the retail stores provide the Company with a venue to test and introduce new products and merchandising strategies. Specifically, the Company often tests new designs at its Steve Madden(R) retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, the Company has been able to leverage sales information gathered at Steve Madden(R) retail stores to assist its wholesale accounts in order placement and inventory management.

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

    OUTLET STORES

    In May 1998, Shoe Biz, Inc., a wholly owned subsidiary of the Company ("Shoe Biz"), purchased certain assets from and assumed certain liabilities of, Daniel Scott, Inc. with respect to its Shoe Biz outlet store located in Mineola, New York. In connection with the transaction, the Company hired Robert Schmertz, the former President and sole stockholder of Daniel Scott, Inc., as the President of Shoe Biz. Shoe Biz operates the five (5) outlet stores in New Jersey and New York, three (3) of which operate under the Shoe Biz name and two (2) of which operate as Steve Madden Outlet stores. Shoe Biz sells many product lines, including Steve Madden, David Aaron, Stevies and l.e.i.(R) footwear, at lower prices than prices typically charged by other "full price" retailers.

    DEPARTMENT STORES

    The Company currently sells to over 2,500 locations of twenty (20) better department stores throughout the United States and Canada. The Company's top accounts include Federated Department Stores (Macy's, Bloomingdale's, Bon Marche, Burdine's and Rich's), May Department Stores (Filene's, Hecht's, Famous Barr, Foley's, Kaufmann's, Meier & Frank, Lord and Taylor and Robinsons May), Nordstrom, Dillard's and Marshall Field's.

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

    In addition to merchandising support, the Company's customer service representatives maintain weekly communications with their accounts to guide them in placing orders and to assist them in managing inventory, assortment and retail sales. The Company leverages its sell-through data gathered at its retail stores to assist department stores in allocating their open-to-buy dollars to the most popular styles in the product line and to phase out styles with weaker sell-throughs.

    SPECIALTY STORES/CATALOG SALES

    The Company currently sells to specialty store locations throughout the United States and Canada. The Company's top specialty store accounts include Journeys, Limited Too and Mandees. The Company offers its specialty store accounts the same merchandising, sell-through and inventory tracking support offered to its department store accounts. Sales of the Company's products are also made through various catalogs, such as Victoria's Secret.

    INTERNET SALES

    The Company operates three (3) Internet web sites: www.stevemadden.com, www.stevies.com and www.stevemaddenmens.com. Customers can purchase numerous styles of the Company's Steve Madden and Stevies footwear, accessory and clothing products. As a result of the Company's increased focus on e-commerce, sales in 2001 derived from its Internet store increased 37% to $4,900,000 from $3,500,000 in 2000.

    As a result of the increased sales activity on the Company's web sites, the Company entered into an agreement with Progressive Distribution Services in April 2000. Under the terms of the Agreement, Progressive Distribution Services provides direct-to-customer and other fulfillment services for purchases made on the Company's web sites, including validation of customer credit, picking, packing and shipment of footwear products to customers of the Company.

    MILLE 21 DISTRIBUTION AGREEMENT

    On January 7, 2002, the Company and Mille 21, Inc. ("Mille 21") entered into a written agreement whereby the Company granted Mille 21 the exclusive right to develop Steve Madden retail stores and sell Steve Madden products in South Korea. Under the terms of the agreement, Mille 21 is obligated to open four (4) Steve Madden stores in South Korea in 2002 and is also obligated to purchase minimum amounts of Steve Madden products. The Company believes that establishing a presence in South Korea is a first step toward expanding into the pacific rim.

    COMPETITION

    The fashion footwear industry is highly competitive. The Company's competitors include specialty shoe companies as well as companies with diversified footwear product lines. The recent substantial growth in the sales of fashion footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Kenneth Cole, Nine West, DKNY, Skechers, Nike and Guess, may have significantly greater financial and other resources than the Company. The Company believes effective advertising and marketing, fashionable styling, high quality and value are the most important competitive factors and intends to continue to employ these elements as it develops its products.

    In 2001, the Company launched the Steve Madden Mens brand which competes with several brands that are more established with greater consumer awareness, including Kenneth Cole, Skechers Collection, Tommy Hilfiger and Nautica.

    MARKETING AND SALES

    Prior to 1997, the Company's marketing plans relied heavily on its few Steve Madden(R) retail store locations and word-of-mouth referrals. In 1998, the Company continued to focus on creating a more integrated brand building program to establish Steve Madden as the leading designer of fashion footwear for style-conscious young women. As a result, the Company developed a national advertising campaign for lifestyle and fashion magazines which was also used in regional marketing programs such as radio advertisements, television commercials, outdoor media, college event sponsorship and live online chat forums. The Company also continues to promote its web sites (www.stevemadden.com, www.stevies.com and www.stevemaddenmens.com) where consumers can purchase Steve Madden(R), Stevies and Steve Madden Mens products and interact with both the Company and other customers.

    The Company also increased the marketing of the Steve Madden brand to college students in 2001. The Company targeted universities for a series of lively promotions, many of them tied in with musical performances.

    The Company commenced an aggressive marketing campaign for the Stevies brand with separate marketing, advertising, promotional events and in-store displays targeting the new Stevies customer. As for Steve Madden Mens, the Company supported the brand's roll-out with strategic marketing and advertising initiatives.

    In order to service its wholesale accounts, the Company retains a sales force of fourteen independent sales representatives. These sales representatives work on a commission basis and are responsible for placing the Company's products with its principal customers, including better department and specialty stores. The sales representatives are supported by the Company's senior executives, a staff of twelve account executives, two merchandise coordinators and twenty five customer service representatives who continually cultivate relationships with wholesale customers. This staff assists accounts in merchandising and assessing customer preferences and inventory requirements, which ultimately serves to increase sales and profitability.

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

    In 2001, a new AS400 computer platform was implemented to support the Company's retail division. After the events of September 11, 2001, the Company reevaluated and implemented an enhanced business resumption plan. This plan insures that all mission critical business systems are available twenty four hours a day, seven days a week with a supporting redundant network infrastructure in place.

    RECEIVABLES FINANCING; LINE OF CREDIT

    Under the terms of a factoring agreement with Capital Factors, Inc., the Company is permitted to draw down 80% of its invoiced receivables at an interest rate of two points below the Prime Rate (as defined in such agreement). The agreement provides that Capital Factors is not required to purchase all the Company's receivables and requires the Company to pay an unused line fee of .25% of the average daily unused portion of the maximum amount of the credit line. On September 1, 1998, the Company and Capital Factors amended its Factoring Agreement to, among other things, provide the Company with a credit line of up to $15,000,000, subject to certain limitations. The Company has not recently borrowed funds under its credit line with Capital Factors. The agreement with Capital Factors was renewed as of December 31, 2001 for an additional one year term. Capital Factors maintains a lien on all of the Company's inventory and receivables and assumes the credit risk for all assigned accounts approved by it.

    TRADEMARKS AND SERVICE MARKS

    The STEVE MADDEN and STEVE MADDEN plus Design trademarks and service marks have been registered in numerous International Classes (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 9 for eyewear; Int'l Cl. 14 for jewelry; Int'l Cl. 3 for cosmetics and fragrances; Int'l Cl. 20 for picture frames and furniture; Int'l Cl. 16 for paper goods; Int'l Cl. 24 for bedding; and Int'l Cl. 35 for retail store services) in the United States. The Company also has trademark registrations in the United States for the marks EYESHADOWS BY STEVE MADDEN (Int'l Cl. 9 for eyewear), ICE TEA (Int'l Cl. 25 for clothing and footwear), SOHO COBBLER (Int'l. Cl. 9 for eyewear; and Int'l Cl. 25 for clothing and footwear), and SHOE BIZ By STEVE MADDEN (Int'l Cl. 25 for clothing and footwear; and Int'l Cl. 35 for retail store services).

    The Company further owns registrations for the STEVE MADDEN and STEVE MADDEN plus Design trademarks and service marks in various International Classes in Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Hong Kong, Israel, Italy, Japan, Korea, Mexico, Panama, Saudi Arabia, South Africa, Taiwan, the 15 cooperating countries of Europe and the Benelux countries and has pending applications for registration of the STEVE MADDEN and STEVE MADDEN plus Design trademarks and service marks in Bahrain, Kuwait, Malaysia, Oman, Peru, Qatar, the United Arab Emirates and Venezuela. There can be no assurance, however, that the Company will be able to effectively obtain rights to the STEVE MADDEN mark throughout all of the countries of the world. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of the Company or that the Company will be able to successfully resolve such conflicts. The failure of the Company to protect such rights from unlawful and improper appropriation may have a material adverse effect on the Company's business and financial condition.

    Additionally, the Company, through its Diva Acquisition Corp. subsidiary, owns registrations for the DAVID AARON trademark and service mark in various International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 18 for leather goods, such as handbags and wallets; and Int'l Cl. 35 for retail store services), Australia, Canada, Hong Kong, Israel, Japan, South Africa and the 15 cooperating countries in Europe and for its D. AARON trademark in Spain. The Company further has a pending application for registration of the DAVID AARON trademark and service mark in Panama. The Company believes that the DAVID AARON trademark has a significant value and is important to the marketing of the Company's products.

    The Company, through its Stevies, Inc. subsidiary, also owns several registrations for the STEVIES trademark and service mark in two International Classes in the United States (Int'l Cl. 18 for leather goods, such as handbags and wallets; and Int'l Cl. 9 for eyewear) and for its STEVIES plus Design mark for various goods in Hong Kong and the 15 cooperating countries in Europe. Additionally, Stevies, Inc. has several pending trademark and service mark applications for registration of the STEVIES and STEVIES plus Design marks in various International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 9 for eyewear; Int'l Cl. 14 for jewelry; Int'l Cl. 3 for cosmetics and fragrances; Int'l Cl. 16 for paper goods; Int'l Cl. 28 for toys; Int'l Cl. 26 for hair accessories; and Int'l Cl. 35 for retail store services) and in Argentina, Bahrain, Brazil, Canada, China, Colombia, Indonesia, Japan, Korea, Kuwait, Malaysia, Mexico, Oman, Panama, Peru, Qatar, Saudi Arabia, South Africa, Thailand, Taiwan, the United Arab Emirates and Venezuela. Finally, Stevies, Inc. also owns several pending trademark and service mark applications for registration of the STEVIES BY STEVE MADDEN mark in various International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 14 for jewelry; Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 16 for paper goods; Int'l Cl. 3 for cosmetics and fragrances; Int'l Cl. 9 for eyewear; Int'l Cl. 26 for hair accessories; Int'l Cl. 28 for toys; and Int'l Cl. 35 for retail store services).

    EMPLOYEES

    At March 18, 2002, the Company employed approximately 1,023 employees, of whom approximately 313 work on a full-time basis and approximately 710 work on a part-time basis. The management of the Company considers relations with its employees to be good.

ITEM 2   PROPERTIES

    The Company maintains approximately 25,000 square feet for its executive offices and sample production facilities at 52-16 Barnett Avenue, Long Island City, NY 11104. The lease for the Company's headquarters expires in June 2002.

    The Company's showroom is located at 1370 Avenue of the Americas, New York, NY. All of the Company's brands are displayed for sale from this 3,762 square foot space. The lease for the Company's showroom expires in November 2002.

    The Company's l.e.i.(R) showroom is located at 2300 Stemmons Freeway, Dallas, Texas. The Company's l.e.i. brands are displayed from this 1,080 square foot space. The lease for this showroom expires in September 2004.

    The Company maintains a warehouse and distribution center in Port Everglades, Florida servicing wholesale and retail accounts. The lease for the Florida warehouse expires on January 31, 2003. In addition, the Company has engaged three independent distributors to warehouse and distribute its products.

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

    The current terms of the Company's retail store leases expire as follows:

                   Years Lease Terms Expire               Number of Stores
                   ------------------------               ----------------
                          2003                                   3
                          2004                                   3
                          2005                                   4
                          2006                                   2
                          2007                                   6
                          2008                                  13
                          2009                                  12
                          2010                                  11
                          2011                                  16
                          2012                                   2

ITEM 3   LEGAL PROCEEDINGS

    Except as set forth below, no material legal proceedings are pending to which the Company or any of its property is subject.

    On June 20, 2000, Steven Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 21, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office, pursuant to which he pled guilty to four of the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden has agreed to serve as the Company's Creative and Design Chief, a non-executive position. It is expected that Mr. Madden will be sentenced in April 2002. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors.

    In December 2001, the Company purchased a loss mitigation policy to cover costs arising out of lawsuits related to the June 2000 federal indictment of Steve Madden, the Company's former Chief Executive Officer. The policy covers the Company's anticipated damages and legal costs in connection with such lawsuits. The Company is obligated to pay for damages and costs in excess of the policy limits. The cost of the policy was $6,950,000.

     Class Action

    Between June and August 2000, eight putative securities fraud class action lawsuits have been commenced in the United States District Court for the Eastern District of New York against the Company, Steven Madden and, in five of the actions, Rhonda J. Brown (the former President and a former director of the Company) and Arvind Dharia. These actions are captioned: Wilner v. Steven Madden, Ltd., et al., 00 CV 3676 (filed June 21, 2000); Connor v. Steven Madden, et al., 00 CV 3709 (filed June 22, 2000); Blumenthal v. Steven Madden, Ltd., et al., 00

CV 3709 (filed June 23, 2000); Curry v. Steven Madden, Ltd., et al., 00
CV 3766 (filed June 26, 2000); Dempster v. Steven Madden Ltd., et al., 00 CV 3702 (filed June 30, 2000); Salafia v. Steven Madden, Ltd., et al., 00 CV 4289 (filed July 24, 2000); Fahey v. Steven Madden, Ltd., et al., 00 CV 4712 (filed August 11, 2000); Process Engineering Services, Inc. v. Steven Madden, Ltd., et al., 00 CV 5002 (filed August 22, 2000). By Order dated December 8, 2000, the Court consolidated these eight actions, appointed Process Engineering, Inc., Michael Fasci and Mark and Libby Adams as lead plaintiffs and approved their selection of lead counsel. On February 26, 2001, Plaintiffs served a Consolidated Amended Complaint. On or about October 31, 2001, plaintiffs filed a Second Consolidated Amended Class Action Complaint. The pleading names the Company, Steven Madden, Rhonda J. Brown and Arvind Dharia as defendants. It principally alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the 1934 Act by issuing false and misleading statements, and failing to disclose material adverse information, generally relating to matters arising from Mr. Madden's June 2000 indictment. The plaintiffs seek an unspecified amount of damages, costs and expenses on behalf of themselves and all other purchasers of the Company's common stock during the period June 21, 1997 through June 20, 2000. On November 30, 2001, all of the defendants served motions to dismiss the Consolidated Amended Complaint. The motions were fully briefed on January 14, 2002. Since that time, a settlement in principle of these actions has been reached, subject to execution of definitive settlement documentation, notices to class members, a hearing and approval by the District Court. The tentative settlement is within the limits of the Company's insurance coverage.

     Shareholder Derivative Actions

     On or about September 26, 2000, a putative shareholders derivative action was commenced in the United States District Court for the Eastern District of New York, captioned Herrera v. Steven Madden and Steven Madden, Ltd., 00 CV 5803
(JG). The Company is named as a nominal defendant in the action. The complaint seeks to recover alleged damages on behalf of the Company from Mr. Madden arising from his June 2000 indictment and to require him to disgorge certain profits, bonuses and stock option grants he received. On January 3, 2001, plaintiff filed an Amended Shareholder's Derivative Complaint. On February 2, 2001, both the Company and Mr. Madden filed motions to dismiss the Amended Complaint because of plaintiff's failure to make a pre-litigation demand upon the Company's board of directors. On October 1, 2001, plaintiff filed a Second Amended Complaint. On November 2, 2001, the Company filed a motion to dismiss this pleading on grounds that plaintiff had failed to make a pre-litigation demand upon the Company's board of directors. On February 7, 2002, the Magistrate Judge filed a Report recommending that the Company's motion to dismiss be denied. The Company filed its objections to the Report on March 4, 2002. The Company believes, after consultation with counsel, that its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance as supplemented by the loss mitigation policy described above.

    On or about November 28, 2001, a purported shareholder derivative complaint was filed in the United States District Court for the Eastern District of New York, captioned Herrera v. Karson, et al., 00 CV 7868. Named as defendants therein are the Company (as nominal defendant) and certain of the Company's present and/or former directors. The complaint alleges that the individual defendants breached their fiduciary duties to the Company in connection with a decision by the Board of Directors of the Company to enter into an employment agreement with Mr. Steven Madden in or about May 2001. The complaint seeks declaratory and other equitable relief, as well as an unspecified amount of compensatory damages, costs and expenses. On or about February 1, 2002, plaintiff filed an Amended Shareholder Derivative Complaint (the "Amended Complaint"). The Amended Complaint contains substantially the same allegations and names the same defendants as the original complaint. The Company believes, after consultation with counsel, that its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance as supplemented by the loss mitigation policy described above.

    SEC Investigation

    On March 14, 2001, the Company became aware that the Securities and Exchange Commission had issued a formal order of investigation with respect to trading in the Company's securities.

    Other Actions

    On or about September 17, 2001, an action was commenced against the Company in the Supreme Court, Queens County, captioned Mitch Stewart v. Steven Madden, Ltd. Mr. Stewart is a former independent contractor for the Company. The complaint seeks damages of approximately $1.3 million for breach of contract. On December 20, 2001, the Company answered the complaint, denying the allegations and asserting various affirmative defenses. On January 25, 2002, the plaintiff filed a motion for partial summary judgement, which is pending. The Company believes that it has substantial defenses to the claims asserted in the lawsuit.

    On or about November 29, 2001, an action was commenced against the Company for breach of contract in the United States District Court, Eastern District of Texas, captioned Lina Enterprises v. Steven Madden, Ltd. Lina is a former independent contractor for the Company. The complaint seeks damages for breach of contract. The complaint does not specify the amount of damages being sought, but alleges that they are greater than $75,000. On March 13, 2002, the Company filed a motion to dismiss the complaint. The Company believes that it has substantial defenses to the claims asserted in the lawsuit.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

    No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 2001.


                                    PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's shares of common stock trade on The Nasdaq National Market.
The following table sets forth the range of high and low bid quotations for the Company's Common Stock for the two year period ended December 31, 2001 as reported by The Nasdaq National Market. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                  Common Stock


                                 High           Low                                      High          Low
                            -------------   -------------                            ------------   ------------
  2001                                                     2000
     Quarter ended              15.125          7.656         Quarter ended                19          12 1/2
       March 31, 2001                                           March 31, 2000
     Quarter ended June 30,     19.050         13.350        Quarter ended June 30,     22 7/16        6 9/16
       2001                                                     2000
     Quarter ended              19.890          7.450        Quarter ended              12 11/16      6 13/16
       September 30, 2001                                       September 30, 2000
     Quarter ended              14.200          8.900        Quarter ended              8 15/32          7
       December 31, 2001                                        December 31, 2000


    On March 26, 2002, the final quoted price as reported by The Nasdaq National Market was $17.35 for each share of common stock. As of March 26, 2002, there were 12,365,216 shares of Common Stock outstanding, held of record by 73 record holders and approximately 3,402 beneficial owners.

     Absence of Dividends. The Company anticipates that all of its earnings in the foreseeable future will be retained to finance the continued growth and expansion of its business and has no current intention to pay cash dividends.


ITEM 6    SELECTED FINANCIAL DATA

    The following selected financial data has been derived from the Company's audited financial statements. The Income Statement Data relating to 2001, 2000 and 1999 and the Balance Sheet Data as of December 31, 2001 and 2000 should be read in Conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

                                                                     Year Ended December 31,
                                              ---------------------------------------------------------------------------
                                                  2001           2000           1999             1998             1997
                                              -----------     -----------     -----------      ----------      ----------
INCOME STATEMENT DATA:
  Net sales                                   243,391,000     205,113,000     163,036,000      85,783,000      59,311,000
    Cost of sales                             143,518,000     115,495,000      94,536,000      49,893,000      34,744,000
  Gross profit                                 99,873,000      89,618,000      68,500,000      35,890,000      24,567,000
    Commissions and licensing fee               5,911,000       4,847,000       3,367,000       3,273,000       2,321,000
    Operating expenses                        (79,472,000)    (68,833,000)    (52,946,000)    (29,949,000)    (22,262,000)
    Cost of loss mitigation coverage           (6,950,000)
  Income from operations                       19,362,000      25,632,000      18,921,000       9,214,000       4,626,000
    Interest income                             1,344,000       1,744,000         909,000         380,000         312,000
    Interest expense                              (66,000        (102,000)        (90,000)       (235,000)       (339,000)
    Gain on sale of marketable securities          71,000         230,000
  Income before provision for income taxes     20,711,000      27,504,000      19,740,000       9,359,000       4,599,000
    Provision for income taxes                  8,595,000      11,461,000       8,274,000       3,912,000       1,899,000
  Net Income                                   12,116,000      16,043,000      11,466,000       5,447,000       2,700,000
  Basic income per share                            $1.04           $1.42           $1.06           $.058           $0.33
  Diluted income per share                          $0.94           $1.26           $0.92           $0.50           $0.30
  Weighted average common shares
    outstanding-basic income per share         11,617,862      11,310,130      10,831,250       9,436,798       8,064,604
  Effect of potential common shares from
    exercise of options and warrants            1,330,002       1,387,244       1,634,102       1,546,303         848,462
  Weighted average common shares
    outstanding                                12,947,864      12,697,374      12,465,352      10,983,101       8,913,066
BALANCE SHEET DATA
  Total assets                                100,822,000      91,733,000      78,135,000      48,928,000      29,277,000
  Working capital                              82,633,000      57,207,000      48,076,000      33,627,000      16,545,000
  Noncurrent liabilities                        1,313,000       1,130,000         980,000         681,000         359,000
  Stockholders' equity                        102,360,000      76,566,000      62,435,000      44,960,000      25,793,000



ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

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

    The following table sets forth information on operations for the periods indicated:

                             PERCENTAGE OF NET SALES
                             -----------------------
                                   YEAR ENDED
                                   ----------
                                   DECEMBER 31
                                   -----------
                                ($ in thousands)

Consolidated:                               2001                   2000                   1999
------------                                ----                   ----                   ----
Net Sales                                 $243,391      100%     $205,113      100%     $163,036      100%
Cost of Sales                              143,518       59       115,495       56        94,536       58
Other Operating Income                       5,911        2         4,847        2         3,367        2
Operating Expenses                          79,472       33        68,833       34        52,946       32
Cost of Loss Mitigation Coverage             6,950        3            --       --            --       --
Income from Operations                      19,362        8        25,632       12        18,921       12
Interest and Other Income (Expense) Net      1,349        1         1,872        1           819        1
Income Before Income Taxes                  20,711        9        27,504       13        19,740       12
Net Income                                  12,116        5        16,043        8        11,466        7


                             PERCENTAGE OF NET SALES
                             -----------------------
                                   YEAR ENDED
                                   ----------
                                   DECEMBER 31
                                   -----------
                                ($ in thousands)

By Segment                           2001                    2000                    1999
                                   --------               --------                 --------
WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
Net Sales                          $ 92,413      100%     $ 87,977       100%      $ 78,890      100%
Cost of Sales                        60,052       65        54,707        62         49,770       63
Other Operating Income                1,462        2           959         1            807        1
Operating Expenses                   24,929       27        25,422        29         22,758       29
Cost of Loss Mitigation Coverage      6,950        8            --        --             --       --
Income (Loss) from Operations         1,944        2         8,807        10          7,169        9

l.e.i. Footwear:
----------------
Net Sales                          $ 42,592      100%     $ 37,741       100%      $ 27,546      100%
Cost of sales                        26,859       63        23,657        63         17,856       65
Operating Expenses                    9,833       23         7,652        20          5,856       21
Income from Operations                5,900       14         6,432        17          3,834       14

Madden Mens:
------------
Net Sales                          $ 10,461      100%           --        --             --       --
Cost of sales                         6,737       64            --        --             --       --
Operating Expenses                    3,340       32            --        --             --       --
Income from Operations                  384        4            --        --             --       --

Diva Acquisition Corp:
----------------------
Net Sales                          $  7,454      100%     $  3,616       100%      $  7,970      100%
Cost of sales                         5,384       72         2,591        72          5,296       66
Operating Expenses                    1,796       24         1,231        34          1,547       19
Income (Loss) from Operations           274        4          (206)       (6)         1,127       14

Stevies Inc.:
-------------
Net Sales                          $ 10,984      100%     $  6,147       100%            --       --
Cost of sales                         7,014       64         3,846        63             --       --
Other Operating Income                  249        2           257         4             --       --
Operating Expenses                    2,626       24         1,595        26             --       --
Income from Operations                1,593       15           963        16             --       --

STEVEN MADDEN RETAIL INC.:
--------------------------

Net Sales                          $ 79,487      100%     $ 69,632       100%      $ 48,630      100%
Cost of Sales                        37,472       47        30,694        44         21,614       44
Operating Expenses                   34,992       44        30,937        44         21,106       43
Income from Operations                7,023        9         8,001        12          5,910       12



                             PERCENTAGE OF NET SALES
                             -----------------------
                                   YEAR ENDED
                                   ----------
                                   DECEMBER 31
                                   -----------
                                ($ in thousands)

By Segment (Continued)
ADESSO MADDEN INC.:                  2001                    2000                    1999
-------------------                --------               --------                 --------
 (FIRST COST)
Other Operating Revenue            $  4,200      100%     $  3,631       100%      $  2,560      100%
Operating Expenses                    1,956       47         1,996        55          1,679       66
Income from Operations                2,244       53         1,635        45            881       34

RESULTS OF OPERATIONS
 ($ in thousands)

YEAR ENDED DECEMBER 31, 2001 VS. YEAR ENDED DECEMBER 31, 2000

CONSOLIDATED:
-------------

    Sales for the year ended December 31, 2001 were $243,391 or 19% higher than the $205,113 in the comparable period of 2000. The increase in sales is due to several factors, including (i) additional revenues of $10,461 from the Company's new Madden Mens Wholesale Division which commenced shipping in the first quarter of 2001 (ii) a 14% increase in retail sales due to the opening of additional retail stores, (iii) a 13% increase in sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale"), (iv) a 79% increase in sales from the Stevies Wholesale Division ("Stevies Wholesale"), (v) a 106% increase in sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale"), (vi) the addition in wholesale accounts, and (vii) an increase in public awareness with respect to the Company's brands.

    Consolidated gross profit as a percentage of sales decreased from 44% in 2000 to 41% in 2001. The decrease in gross margin resulted from greater promotional activity at retail this year due to sluggish July sales and the tragic events of September 11th and its aftermath. Margin pressures from wholesale large accounts prompted the Company to be early and aggressive with markdowns in a highly promotional retail climate. Finally, the decrease in the Company's higher margin retail business as a percentage of total sales contributed to the margin erosion.

    Selling, general and administrative (SG&A) expenses increased to $79,472 in 2001 from $68,833 in 2000. The increase in SG&A expenses is due primarily to a 28% increase in payroll, officers' bonuses and payroll-related expenses from $24,268 in 2000 to $31,004 in 2001. Also, selling and designing expenses increased by 19% from $10,510 in 2000 to $12,499 in 2001. This is due in part to an increase in sales in the current period and to the Company's increased focus on selling and designing activities. The increase in the number of retail outlets and expanded corporate office facilities resulted in an increase in occupancy, telephone and utilities expenses by 19% from $9,208 in 2000 to $10,957 in 2001.

    Income from operations for 2001 was $19,362, which represents a decrease of $6,270 over the income from operations of $25,632 in 2000 due to a non-recurring charge taken in the fourth quarter of 2001 as a result of the purchase of loss mitigation insurance coverage in the amount of $6,950. Net income decreased to $12,116 in 2001 from $16,043 in 2000 due to the factors mentioned above.

WHOLESALE DIVISIONS:
--------------------

    Sales from the Steve Madden Women's Wholesale Division ("Madden Wholesale") accounted for $92,413 or 38%, and $87,977 or 43%, of total sales in 2001 and 2000, respectively. The increase in sales was driven by the sales of key styles including euro-sport casuals, pointed toe and Madden slippers. Also, sales were driven by an increase in reorders through open stock replenishment for late spring and fall items. Gross profit as a percentage of sales decreased from 38% in 2000 to 35% in 2001 due to margin pressures from Madden Wholesale large accounts which prompted the Company to be early and aggressive with markdowns in a highly promotional retail climate. Operating expenses decreased to $24,929 in 2001 from $25,422 in 2000 due to decreases in advertising and marketing expenses. Madden Wholesale income from operations decreased to $1,944 in 2001 compared to income from operations of $8,807 in 2000 due to a non-recurring charge taken in the fourth quarter of 2001 as a result of the purchase of loss mitigation insurance coverage in the amount of $6,950.

    Sales from l.e.i. Wholesale accounted for $42,592 or 17%, and $37,741 or 18%, of total sales in 2001 and 2000, respectively. Revenues for the year ended December 31, 2001 increased 13% over the same period of 2000. The focus of the l.e.i. Wholesale expansion was in the department stores such as May Department Stores, and specialty store channels such as Journeys. Gross profit as a percentage of sales remained the same in 2000 and 2001. Operating expenses increased to $9,833 in 2001 from $7,652 in 2000 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for l.e.i. Wholesale was $5,900 in 2001 compared to income from operations of $6,432 in 2000.

    The Company's new Madden Mens Wholesale Division ("Madden Mens Wholesale") commenced shipping in the first quarter of 2001. Madden Mens Wholesale generated revenues of $10,461 for the year ended December 31, 2001. The Company is pleased by the market's acceptance of the new mens line, particularly in the sport-casual classification.

    Sales from Diva Wholesale accounted for $7,454 or 3%, and $3,616 or 2%, of total sales in 2001 and 2000, respectively. The Company believes that the increase in sales was driven by placements of its new product line in major department stores, specialty stores, and specialty catalogues. Gross profit as a percentage of sales remained the same in 2000 and 2001. Operating expenses increased to $1,796 in 2001 from $1,231 in 2000 due to increases in payroll and payroll-related expenses. Additionally, selling and related expenses increased due to an increase in sales in the current period. Income from operations for Diva Wholesale was $274 for the year ended December 31, 2001 which represents a 233% increase over loss from operations of $206 during the same period in 2000.

    Sales from the Stevies Wholesale, which commenced shipping in the second quarter of 2000, accounted for 10,984 or 5%, and $6,147 or 3%, of total sales in 2001 and 2000, respectively. This increase was primarily due to a full year of operation and the growth in accounts such as Limited Too and Nordstrom. Gross profit as a percentage of sales decreased from 37% in 2000 to 36% in 2001 due to margin pressures from some of Stevies' large accounts which prompted the Company to be early and aggressive with markdowns in a highly promotional retail climate. Operating expenses increased to $2,626 in 2001 from $1,595 in 2000 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for Stevies Wholesale was $1,593 in 2001 compared to income from operations of $963 in 2000.

RETAIL DIVISION:
----------------

    Sales from the Retail Division accounted for $79,487 or 33% and $69,632 or 34% of total sales in 2001 and 2000, respectively. This increase in Retail Division sales is primarily due to the increase in the number of Steve Madden retail stores. During the year ended December 31, 2001, the Company closed two of its least productive stores located in Coconut Grove, Florida and in Mineola, New York. The Company is considering new sites with greater projected productivity. As of December 31, 2001, there were 73 Steve Madden retail stores compared to 65 stores as of December 31, 2000. Same store sales for the year ended December 31, 2001 decreased by 1% compared to the same store sales for 2000 due to sluggish consumer traffic in the aftermath of September 11th. Revenues from the Internet store for the year ended December 31, 2001 were in excess of $4,000, showing an increase of 37% over such revenues in 2000. Gross profit as a percentage of sales decreased from 56% in 2000 to 53% in 2001 due to greater promotional activity at retail this year. Operating expenses for the Retail Division increased to $34,992 or 44% of sales in 2001 from $30,937 or 44% of sales in 2000. This increase in dollars was due to increases in payroll and payroll-related expenses and occupancy expenses as a result of opening ten additional stores since December 31, 2000. Income from operations for the Retail Division was $7,023 in 2001 compared to income from operations of $8,001 in 2000.

ADESSO-MADDEN DIVISION:
-----------------------

    Adesso-Madden, Inc. generated commission revenues of $4,200 for the year ended December 31, 2001, which represents a 16% increase over commission revenues of $3,631 during the same period in 2000. This increase was primarily due to the growth in accounts such as Walmart and Target and the addition of children's products to the assortment mix. Operating expenses decreased to $1,956 in 2001 from $1,996 in 2000. Income from operations for Adesso-Madden was $2,244 in 2001 compared to income from operations of $1,635 in 2000.

YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999

CONSOLIDATED:
-------------

    Sales for the year ended December 31, 2000 were $205,113 or 26% higher than the $163,036 recorded in the comparable period of 1999. The increase in sales was due to several factors, including (i) the addition of new wholesale accounts, (ii) a 43% increase in retail sales due to the opening of additional Steve Madden retail stores during 2000 and an increase in same store sales,
(iii) a 37% increase in sales from l.e.i. Wholesale, (iv) an increase in the number of Steve Madden concept shops located in major department stores and specialty stores, and (v) an increase in public awareness with respect to the Company's brands. In turn, increased sales have enabled the Company to expand its advertising and in store concept efforts, all of which have contributed to the continuing increase in sales. Also in the first quarter of 2000, the Company introduced a new brand, Stevies(TM). Positioned as a fashion brand, Stevies(TM) targets girls ages 6-9 and "tweens" ages 10-12. The Company's new Stevies Wholesale commenced shipping to department stores throughout the country in the second quarter of 2000. Stevies Wholesale generated revenue of $6,147 for the year ended December 31, 2000. Also, during the year ended December 31, 2000, 11 licenses in 13 product classifications were signed for the Stevies(TM) brand. The web site for Stevies at www.stevies.com went live in March 2000 and commenced engaging in e-commerce transactions in July 2000.

    Consolidated gross profit as a percentage of sales in 2000 increased to 44% as compared to 42% for 1999 due to increased retail sales which were at higher margins, a change in the product mix, balanced sourcing and improved inventory management.

    Selling, general and administrative (SG&A) expenses increased to $68,833 in 2000 from $52,946 in 1999. The increase in SG&A was due primarily to a 27% increase in payroll, officers' bonuses and payroll related expenses from $19,147 in 1999 to $24,268 in 2000. Also, the Company focused its efforts on advertising and marketing by increasing those expenses by 38% from $5,046 in 1999 to $6,941 in 2000. Additionally, selling, designing and licensing costs increased by 21% from $8,702 in 1999 to $10,510 in 2000. This was due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing, and licensing activities. The increase in the number of retail outlets and expanded office and warehouse facilities resulted in an increase in occupancy, telephone, utilities, warehouse, computer, printing/supplies and depreciation expenses of 47% from $12,162 in 1999 to $17,820 in 2000.

    Income from operations for 2000 was $25,632, which represents an increase of $6,711 or 35% over the income from operations of $18,921 in 1999. Net income increased by 40% to $16,043 in 2000 from $11,466 in 1999.

WHOLESALE DIVISIONS:
--------------------

    Sales from Steve Madden Women's Wholesale accounted for $87,977 or 43%, and $78,890 or 48%, of total sales in 2000 and 1999, respectively. This increase in sales was primarily due to the addition of new Madden Wholesale accounts and an increase in the number of Steve Madden concepts shops located in major department stores and specialty stores throughout the country. Gross profit as a percentage of sales increased from 37% in 1999 to 38% in 2000 due to a change in the product mix, balanced sourcing and improved inventory management. Operating expenses increased to $25,422 in 2000 from $22,758 in 1999. This increase was due to an increase in payroll and payroll related expenses principally due to the hiring of additional management personnel. Also, advertising and marketing expenses increased due to the Company's expanded marketing strategy. Additionally, selling, designing and licensing costs increased due to an increase in sales during 2000 and to the Company's increased focus on selling, designing, and licensing activities. Madden Wholesale income from operations was $8,807 in 2000 compared to income from operations of $7,169 in 1999.

    Sales from l.e.i. Wholesale accounted for $37,741 or 18%, and $27,546 or 17%, of total sales in 2000 and 1999, respectively. The increase in sales was due to the addition of new l.e.i. Wholesale accounts and an increase in reorders from existing customers. The l.e.i. footwear was sold in over 3,500 doors in 2000 compared to 2,500 doors in 1999, in the United States, primarily in department stores, including Macy's East, Burdines, Rich's, Hecht's, Filene's, Foley's, Kohl's, Belk and JC Penney, and in specialty store chains, such as Journeys and Mandees. Also, during the third quarter of 2000, l.e.i. Wholesale shipped shoes to Kohl's for the first time. Gross profit as a percentage of sales increased from 35% in 1999 to 37% in 2000 due to changes in product mix, balanced sourcing and improved inventory management. Operating expenses increased to $7,652 in 2000 from $5,856 in 1999 due to increases in occupancy and payroll and payroll related expenses. Additionally, sales commissions, selling, designing and licensing costs increased due to an increase in sales in the current period and due to the Company's increased focus on these activities. Income from operations for l.e.i. Wholesale was $6,432 in 2000 compared to income from operations of $3,834 in 1999.

    Sales from the Diva Wholesale accounted for $3,616 or 2%, and $7,970 or 5%, of total sales in 2000 and 1999, respectively. The Company believes that the decrease in sales was due to the repositioning and reorganization of the David Aaron brand. The Company intentionally planned to reduce sales volume in 2000 enabling Diva Wholesale to use its two retail stores to test the popularity of new products. Gross profit as a percentage of sales decreased from 34% in 1999 to 28% in 2000 as under-performing carryover inventory was cleared at lower gross margins. Operating expenses decreased to $1,231 in 2000 from $1,547 in 1999 due to the decrease in sales commission expenses as a result of the decrease in sales and from decreases in selling and designing expenses. Loss from operations from Diva Wholesale was $206 in 2000 compared to income from operations of $1,127 in 1999.

    Stevies Wholesale commenced shipping to department stores and specialty stores throughout the country in the second quarter of 2000. Stevies Wholesale generated revenue of $6,147 for the year ended December 31, 2000. Stevies sold in over 1,200 doors including store groups such as Nordstrom, Federated Department Stores, May Department Stores, Belk, Dillard's, Limited Too, as well as, children's independent shoe stores throughout the country. The Stevies brand ended the fourth quarter of 2000 with over 815 Stevies concept shop locations and over 500 Stevies accessories concept shop locations. Stevies accessory concept shops house Stevies licensed accessories and slippers. Gross profit as a percentage of sales was 37% for the year ended December 31, 2000. Income from operations was $963 in 2000.

RETAIL DIVISION:
----------------

    Sales from the Retail Division accounted for $69,632 or 34% and $48,630 or 30% of total revenues in 2000 and 1999, respectively. This increase in Retail Division sales was primarily due to the increase in the number of Steve Madden retail stores. As of December 31, 2000, there were 65 Steve Madden retail stores compared to 49 stores as of December 31, 1999. Additionally, same store sales for the year ended December 31, 2000 increased 10% over the same period of 1999. This increase in same store sales was largely due to the Company's ability to track and quickly reorder bestsellers and it's strategy of testing and quickly reordering successful new products such as athletic inspired casuals, sneakers, boots and tailored shoes. Revenues from the Internet store for the year ended December 31, 2000 were $3,549 an increase of 196% over the same period of 1999. The Company's sales generated through its websites at www.stevemadden.com and www.stevies.com continued to increase as the Company made additional styles available for sale on its website and usage of the Internet continued to grow. Also, the web sites for the Madden Mens at www.stevemaddenmens.com was launched in February 2001. Gross profit as a percentage of sales remained the same in 1999 and 2000. Operating expenses increased to $30,937 or 44% of sales in 2000 from $21,106 or 43% of sales in 1999. This increase was due to increases in payroll and payroll related expenses such as incentive bonuses for store managers and the corporate retail management team, marketing and operating expenses for the Internet store, occupancy, printing, computer and depreciation expenses as a result of opening 16 additional stores since December 31, 1999. Income from operations from the Retail Division was $8,001 in 2000 compared to income from operations of $5,910 in 1999.

ADESSO-MADDEN DIVISION:
-----------------------

    Adesso-Madden, Inc. generated commission revenues of $3,631 for the year ended December 31, 2000, which represented a 42% increase over commission revenues of $2,560 during the same period in 1999. This increase was primarily due to the growth in accounts such as Walmart, Parade of Shoes, Sears, Famous Footwear, Payless, Bass, MarMaxx, Bakers, and Target kids. Operating expenses increased to $1,996 in 2000 from $1,679 in 1999 primarily due to increases in payroll and payroll related expenses. Income from operations from Adesso-Madden was $1,635 in 2000 compared to income from operations of $881 in 1999.

LICENSE AGREEMENTS

    Revenues from licensing increased by 41% to $1,711 for the year ended 2001 from $1,216 in 2000. This increase was primarily driven by increases in licensing income from leather sportswear and sunglasses. As of December 31, 2001, the Company had six license partners covering six product categories for its Steve Madden brand. Also, as of December 31, 2001, the Company had three license partners covering three product categories for its Stevies brand. The product categories include handbags, hosiery, sunglasses, eyewear, belts and outerwear.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had working capital of $82,633 at December 31, 2001 compared to $57,207 in working capital at December 31, 2000, representing an increase of $25,426, which was primarily due to the Company's net income and proceeds received from the exercise of options.

    Under the terms of a factoring agreement with Capital Factors, Inc., the Company is permitted to draw down 80% of its invoiced receivables at an interest rate of two points below the Prime Rate (as defined in such agreement). The agreement with Capital Factors was renewed as of December 31, 2001 for an additional one year term. Capital Factors maintains a lien on all of the Company's inventory and receivables and assumes the credit risk for all assigned accounts approved by it.

OPERATING ACTIVITIES

    During the year ended December 31, 2001, cash provided by operating activities was $9,393. Uses of cash arose principally from an increase in factored accounts receivable of $8,364 and an increase in prepaid expenses and other assets of $7,484 principally from prepaid income taxes. Cash was provided principally by net income of $12,116 and a decrease in accounts payables and accrued expenses of $4,054.

    The Company leases office, showroom, warehouse and retail facilities under non-cancelable operating leases with terms expiring at various times through 2012. Future minimum annual lease payments under non-cancelable operating leases consist of the following at December 31:

           2002                                  $     7,172,000
           2003                                        6,835,000
           2004                                        6,742,000
           2005                                        6,346,000
           2006                                        6,329,000
           Thereafter                                 15,834,000
                                                 ---------------
                                                 $    49,258,000
                                                 ===============

    The Company has employment agreements with four key executives and its Creative Design Chief as of December 31, 2001 providing for aggregate annual salaries of approximately $1,625 subject to annual bonuses and annual increases as may be determined by the Company's Board of Directors. In addition, as part of four of the employment agreements, the Company is committed to pay incentive bonuses based on income before interest, depreciation and taxes.

    A significant portion of the Company's product is supplied from foreign manufacturers, the majority of which are located in Brazil, China, Italy and Spain. Although the Company has not entered into any manufacturing contracts with any of these foreign companies, the Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products if current suppliers need to be replaced. In addition, the Company currently makes approximately ninety-five percent (95%) of its purchases in U.S. dollars.

CAPITAL IMPROVEMENT ACTIVITIES

    During the year ended December 31, 2001, the Company used cash of $3,415 primarily for leasehold improvements on new retail stores and corporate office space and for a new point of sale computer system for the retail stores.

FINANCING ACTIVITIES

    During the year ended December 31, 2001, the Company received $8,998 from the sale of its common stock in connection with the exercise of stock options. On February 29, 2000, the Company announced a 1,500,000 share repurchase program. As of December 31, 2000, the Company had repurchased 900,000 shares of the Company's common stock at a total cost of $6,076 under this program. The Company had a total of 600,000 shares remaining for repurchase as of September 24, 2001. On September 24, 2001 the Company announced that the share repurchase program was increased by 3 million shares. The Company did not repurchase any common stock during 2001.

OTHER CONSIDERATIONS

    Dependence on Key Personnel. Although the Company has strengthened its senior management team, the Company is dependent, in particular, upon the services of Steven Madden, its current Creative and Design Chief and former Chairman and Chief Executive Officer. On June 20, 2000, Mr. Madden was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 21, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office, pursuant to which he pled guilty to four of the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden has agreed to serve as the Company's Creative and Design Chief, a non-executive position. It is expected that Mr. Madden will be sentenced in April 2002. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors.

    The Company maintains a key person life insurance policy on Mr. Madden with coverage in the amount of $10,000,000. The Company has an employment contract with Mr. Madden that expires on June 30, 2011. Under the terms of his employment contract, if Mr. Madden is terminated for other than cause, death or total disability, the Company will be required to pay the remaining base salary due under his contract, half of which must be paid upon termination. Mr. Madden is also entitled during the term of the contract to an annual $200,000 non-accountable expense account payable in monthly installments; however, the Company is not required to pay this non-accountable expense allowance for any month that Mr. Madden is not actively engaged in the duties of Creative and Design Chief. If, during the period commencing 120 days prior to a change of control and ending on the first anniversary of a change of control, Mr. Madden's employment is terminated by the Company (other than for cause) or by Mr. Madden for good reason, Mr. Madden will be entitled to receive a lump sum payment equal to three times his compensation for the preceding 12-month period ending December 31st.

    The Company believes that Mr. Madden is integral to attracting talented shoe designers. Since Mr. Madden is involved in many material creative aspects of the Company's business, there can be no assurance that a suitable replacement for Mr. Madden could be found if he was unable to perform services for the Company. As a consequence, the loss of Mr. Madden or other key management personnel could have a material adverse effect upon the Company's business, results of operations and financial condition. In addition, the Company's ability to market its products and to maintain profitability will depend, in large part, on its ability to attract and retain qualified personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain such personnel. The inability of the Company to attract and retain such qualified personnel would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The industry in which the Company operates is cyclical, with purchases tending to decline during recessionary periods when disposable income is low. Purchases of contemporary shoes and accessories tend to decline during recessionary periods and also may decline at other times. While the Company has fared well in recent years in a difficult retail environment, there can be no assurance that the Company will be able to maintain its historical rate of growth in revenues and earnings, or remain profitable in the future. A recession in the national or regional economies or uncertainties regarding future economic prospects, among other things, could affect consumer spending habits and have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Inventory Management. The fashion-oriented nature of the Company's industry and the rapid changes in customer preferences leave the Company vulnerable to an increased risk of inventory obsolescence. Thus, the Company's ability to manage its inventories properly is an important factor in its operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish brand loyalty. Conversely, excess inventories can result in increased interest costs as well as lower gross margins due to the necessity of providing discounts to retailers. The inability of the Company to effectively manage its inventory would have a material adverse effect on the Company's business, financial condition and results of operations.

    Dependence Upon Customers and Risks Related to Extending Credit to Customers. The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Certain of the Company's department store customers, including some under common ownership, account for significant portions of the Company's wholesale sales. Presently, the Company sells approximately sixty-two percent (62%) of its products at wholesale to department stores, including Federated Department Stores (Bloomingdale's, Bon Marche, Burdines, Macy's and Rich's), Dillard's, Nordstrom, Marshall Field's and May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank, Lord and Taylor and Robinsons May) and approximately thirty-eight (38%) percent of its products at wholesale to specialty stores, including shoe boutiques. The Company's largest customers, May Department Stores, Federated Department Stores, and Nordstrom, account for approximately twenty-one percent (21%), eighteen percent (18%) and eleven percent (11%) of the Company's wholesale sales, respectively.

    The Company believes that a substantial portion of sales of the Company's licensed products by its domestic licensing partners are also made to the Company's largest department store customers. The Company generally enters into a number of purchase order commitments with its customers for each of its lines every season and does not enter into long-term agreements with any of its customers. Therefore, a decision by Federated Department Stores, May Department Stores, Nordstrom or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company or its licensing partners, or to change its manner of doing business could have a material adverse effect on the Company's business, financial condition and results of operations. The Company sells its products primarily to retail stores across the United States and extends credit based on an evaluation of each customer's financial condition, usually without requiring collateral. While various retailers, including some of the Company's customers, have experienced financial difficulties in the past few years which increased the risk of extending credit to such retailers, the Company's losses due to bad debts have been limited. Pursuant to the Factoring Agreement between Capital Factors and the Company, Capital Factors currently assumes the credit risk related to approximately 95% of the Company's accounts receivables. However, financial difficulties of a customer could cause the Company to curtail business with such customer or require the Company to assume more credit risk relating to such customer's receivables.

    Impact of Foreign Manufacturers. Substantially all of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the year ended December 31, 2001, approximately 90% of the Company's products were purchased from sources outside the United States, including China, Brazil, Italy and Spain.

    Risks inherent in foreign operations include work stoppages, transportation delays and interruptions, changes in social, political and economic conditions which could result in the disruption of trade from the countries in which the Company's manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not believe that any such economic or political condition will materially affect the Company's ability to purchase products, since a variety of materials and alternative sources exist. The Company cannot be certain, however, that it will be able to identify such alternative sources without delay or without greater cost to the Company, if ever. The Company's inability to identify and secure alternative sources of supply in this situation would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Expansion of Retail Business. The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), David Aaron(R), Stevies, Steve Madden Mens and l.e.i.(R) brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. The Company plans to open approximately ten (10) Steve Madden retail stores in 2002. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with existing stores. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results will increase or not decrease in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

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

    Seasonal and Quarterly Fluctuations. The Company's results may fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of the Company's products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, the timing of inventory write downs, the cost of materials, the mix between wholesale and licensing businesses, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors. In addition, the Company expects that its sales and operating results may be significantly impacted by
(i) the opening of new retail stores and (ii) the introduction of new products. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

    Trademark and Service Mark Protection. The Company believes that its trademarks and service marks and other proprietary rights are important to its success and its competitive position. Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks on a worldwide basis. Nevertheless, there can be no assurance that the actions taken by the Company to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company's products as violative of the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of the Company or that the Company will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The failure of the Company to establish and then protect such proprietary rights from unlawful and improper appropriation could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Trademarks and Service Marks".

    Foreign Currency Fluctuations. The Company generally purchases its products in U.S. dollars. However, the Company sources substantially all of its products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which the Company and foreign competitors sell their products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on the Company's business, financial condition and results of operations.

    Outstanding Options. As of March 11, 2002, the Company had outstanding options to purchase an aggregate of approximately 2,089,514 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the options. Further, while its options are outstanding, they may adversely affect the terms in which the Company could obtain additional capital.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See financial statements following Item 14 of this Annual Report on Form
10-K.

ITEM 9 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

    Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11  EXECUTIVE COMPENSATION

    Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

    The following consolidated financial statements of Steven Madden, Ltd. and subsidiaries are included in Item 8:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONTENTS

                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS

   Independent auditors' report                                              F-2

   Balance sheets as of December 31, 2001 and 2000                           F-3

   Statements of operations for the years ended
     December 31, 2001, 2000 and 1999                                        F-4

   Statements of changes in stockholders' equity for the
     years ended December 31, 2001, 2000 and 1999                            F-5

   Statements of cash flows for the years ended
     December 31, 2001, 2000 and 1999                                        F-6

   Notes to financial statements                                             F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Steven Madden, Ltd.
New York, New York


We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Richard A. Eisner & Company, LLP

New York, New York
February 22, 2002

With respect to Notes J[1] and J[2],
March 4, 2002


STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                ------------------------------
                                                                                    2001              2000
                                                                                -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $  50,179,000    $  35,259,000
  Accounts receivable - net of allowances of $257,000 and $774,000                  2,072,000        2,417,000
  Due from factor - net of allowances of $1,387,000 and $866,000                   22,783,000       15,155,000
  Inventories                                                                      15,818,000       15,824,000
  Prepaid expenses and other current assets                                           836,000        1,145,000
  Prepaid taxes                                                                     7,911,000          144,000
  Deferred taxes                                                                    1,223,000        1,300,000
                                                                                -------------    -------------

     Total current assets                                                         100,822,000       71,244,000

Property and equipment, net                                                        15,707,000       15,600,000
Deferred taxes                                                                      3,019,000        2,462,000
Deposits and other                                                                    248,000          222,000
Cost in excess of fair value of net assets acquired - net of accumulated
  amortization of $714,000 and $575,000                                             2,066,000        2,205,000
                                                                                -------------    -------------

                                                                                $ 121,862,000    $  91,733,000
                                                                                =============    =============
LIABILITIES
Current liabilities:
  Current portion of capital lease obligations                                  $      43,000    $     128,000
  Accounts payable                                                                  6,836,000        9,502,000
  Accrued expenses                                                                 10,898,000        4,178,000
  Accrued bonuses                                                                     412,000          229,000
                                                                                -------------    -------------

     Total current liabilities                                                     18,189,000       14,037,000

Deferred rent                                                                       1,299,000        1,074,000
Capital lease obligations, less current portion                                        14,000           56,000
                                                                                -------------    -------------

                                                                                   19,502,000       15,167,000
                                                                                -------------    -------------
Commitments, contingencies and other (Note J)

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000,000 shares authorized; none issued
  Series A Junior Participating preferred stock - $.0001 par value, 60,000 shares authorized; none issued
Common stock - $.0001 par value, 60,000,000 shares authorized, 13,439,020 and
  12,306,684 shares issued, 12,193,816 and 11,061,480 shares
  outstanding                                                                           1,000            1,000
Additional paid-in capital                                                         60,643,000       46,688,000
Retained earnings                                                                  50,881,000       38,765,000
Unearned compensation                                                              (1,174,000)        (897,000)
Treasury stock - 1,245,204 shares at cost                                          (7,991,000)      (7,991,000)
                                                                                -------------    -------------

                                                                                  102,360,000       76,566,000
                                                                                -------------    -------------

                                                                                $ 121,862,000    $  91,733,000
                                                                                =============    =============

See Notes to Financial Statements         F-3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Year Ended December 31,
                                                        -----------------------------------------------
                                                            2001              2000              1999
                                                        -------------    -------------    -------------
Net sales:
  Wholesale                                             $ 163,904,000    $ 135,481,000    $ 114,406,000
  Retail                                                   79,487,000       69,632,000       48,630,000
                                                        -------------    -------------    -------------

                                                          243,391,000      205,113,000      163,036,000
                                                        -------------    -------------    -------------
Cost of sales:
  Wholesale                                               106,046,000       84,801,000       72,922,000
  Retail                                                   37,472,000       30,694,000       21,614,000
                                                        -------------    -------------    -------------

                                                          143,518,000      115,495,000       94,536,000
                                                        -------------    -------------    -------------

Gross profit                                               99,873,000       89,618,000       68,500,000
Commission and licensing fee income                         5,911,000        4,847,000        3,367,000
Operating expenses                                        (79,472,000)     (68,833,000)     (52,946,000)
Cost of loss mitigation coverage                           (6,950,000)
                                                        -------------    -------------    -------------

Income from operations before other income (expenses)      19,362,000       25,632,000       18,921,000

Other income (expenses):
  Interest income                                           1,344,000        1,744,000          909,000
  Interest expense                                            (66,000)        (102,000)         (90,000)
  Gain on sale of marketable securities                        71,000          230,000
                                                        -------------    -------------    -------------

Income before provision for income taxes                   20,711,000       27,504,000       19,740,000
Provision for income taxes                                  8,595,000       11,461,000        8,274,000
                                                        -------------    -------------    -------------

NET INCOME                                              $  12,116,000    $  16,043,000    $  11,466,000
                                                        =============    =============    =============

BASIC INCOME PER SHARE                                      $1.04            $1.42            $1.06
                                                            =====            =====            =====

DILUTED INCOME PER SHARE                                    $0.94            $1.26            $0.92
                                                            =====            =====            =====
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC
  INCOME PER SHARE                                         11,617,862       11,310,130       10,831,250
EFFECT OF DILUTIVE SECURITIES - OPTIONS                     1,330,002        1,387,244        1,634,102
                                                        -------------    -------------    -------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED
  INCOME PER SHARE                                         12,947,864       12,697,374       12,465,352
                                                        =============    =============    =============


See Notes to Financial Statements         F-4

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        Common Stock        Additional
                                                    --------------------      Paid-in       Retained       Unearned
                                                      Shares     Amount       Capital       Earnings     Compensation
                                                    ----------   -------   ------------   ------------   ------------
BALANCE - DECEMBER 31, 1998                         10,940,643   $ 1,000   $ 36,601,000   $ 11,256,000   $ (1,661,000)
Exercise of stock options                              857,150                5,264,000
Tax benefit from exercise of options                                            275,000
Compensation in connection with issuance of
   stock options to a director                                                  766,000
Net income                                                                                  11,466,000
Amortization of unearned compensation                                                                         382,000
Common stock purchased for treasury
                                                    ----------   -------   ------------   ------------   ------------

BALANCE - DECEMBER 31, 1999                         11,797,793     1,000     42,906,000     22,722,000     (1,279,000)
Exercise of stock options                              508,891                2,807,000
Tax benefit from exercise of options                                            975,000
Net income                                                                                  16,043,000
Amortization of unearned compensation                                                                         382,000
Common stock purchased for treasury
                                                    ----------   -------   ------------   ------------   ------------

BALANCE - DECEMBER 31, 2000                         12,306,684     1,000     46,688,000     38,765,000       (897,000)
Exercise of stock options                            1,122,336                8,998,000
Tax benefit from exercise of options                                          2,765,000
Compensation in connection with issuance of
   stock options                                                              2,004,000                      (810,000)
Compensation in connection with issuance of
   restricted stock                                     10,000                  188,000
Net income                                                                                  12,116,000
Amortization of unearned compensation                                                                         533,000
                                                    ----------   -------   ------------   ------------   ------------

BALANCE - DECEMBER 31, 2001                         13,439,020   $ 1,000   $ 60,643,000   $ 50,881,000   $ (1,174,000)
                                                    ==========   =======   ============   ============   ============


                                                           Treasury Stock              Total
                                                       -----------------------      Stockholders'
                                                         Shares      Amount           Equity
                                                       ---------   -----------    -------------
BALANCE - DECEMBER 31, 1998                              270,204   $(1,237,000)   $  44,960,000
Exercise of stock options                                                             5,264,000
Tax benefit from exercise of options                                                    275,000
Compensation in connection with issuance of
   stock options to a director                                                          766,000
Net income                                                                           11,466,000
Amortization of unearned compensation                                                   382,000
Common stock purchased for treasury                       75,000      (678,000)       (678,000)
                                                       ---------   -----------    -------------

BALANCE - DECEMBER 31, 1999                              345,204    (1,915,000)      62,435,000
Exercise of stock options                                                             2,807,000
Tax benefit from exercise of options                                                    975,000
Net income                                                                           16,043,000
Amortization of unearned compensation                                                   382,000
Common stock purchased for treasury                      900,000    (6,076,000)      (6,076,000)
                                                       ---------   -----------    -------------

BALANCE - DECEMBER 31, 2000                            1,245,204    (7,991,000)      76,566,000
Exercise of stock options                                                             8,998,000
Tax benefit from exercise of options                                                  2,765,000
Compensation in connection with issuance of
   stock options                                                                      1,194,000
Compensation in connection with issuance of
   restricted stock                                                                     188,000
Net income                                                                           12,116,000
Amortization of unearned compensation                                                   533,000
                                                       ---------   -----------    -------------

BALANCE - DECEMBER 31, 2001                            1,245,204   $(7,991,000)   $ 102,360,000
                                                       =========   ===========    =============


See notes to financial statements         F-5

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                         --------------------------------------------
                                                                              2001            2000             1999
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
  Net income                                                             $ 12,116,000    $ 16,043,000    $ 11,466,000
  Adjustments to reconcile net income to net cash provided by operating activities:
      Compensatory stock options and restricted stock                       1,382,000                         766,000
      Depreciation and amortization                                         3,447,000       3,586,000       2,950,000
      Deferred taxes                                                         (480,000)     (1,350,000)     (1,585,000)
      Deferred compensation                                                   533,000         382,000         382,000
      Tax benefit from exercise of options                                  2,765,000         975,000         275,000
      Provision for doubtful accounts and chargebacks                         219,000         506,000         757,000
      Deferred rent expense                                                   225,000         297,000         392,000
      Gain on sale of marketable securities                                   (71,000)       (230,000)
      Changes in:
        Accounts receivable                                                   862,000      (1,474,000)       (767,000)
        Due from factor                                                    (8,364,000)     (3,251,000)     (3,062,000)
        Inventories                                                             6,000      (5,666,000)     (2,187,000)
        Prepaid expenses, prepaid taxes and other assets                   (7,484,000)       (375,000)      2,098,000
        Accounts payable and accrued expenses                               4,054,000       4,610,000       6,120,000
        Accrued bonuses                                                       183,000        (348,000)        346,000
        Income tax payable                                                                 (4,957,000)      4,957,000
                                                                         ------------    ------------    ------------

          Net cash provided by operating activities                         9,393,000       8,748,000      22,908,000
                                                                         ------------    ------------    ------------
Cash flows from investing activities:
  Purchase of property and equipment                                       (3,415,000)     (7,933,000)     (4,902,000)
  Purchases of investment securities                                          (54,000)                       (257,000)
  Maturity/sale of investment securities                                      125,000         487,000         499,000
                                                                         ------------    ------------    ------------

          Net cash used in investing activities                            (3,344,000)     (7,446,000)     (4,660,000)
                                                                         ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                   8,998,000       2,807,000       5,264,000
  Purchase of treasury stock                                                               (6,076,000)       (678,000)
  Payments of lease obligations                                              (127,000)       (135,000)       (115,000)
                                                                         ------------    ------------    ------------

          Net cash provided by (used in) financing activities               8,871,000      (3,404,000)      4,471,000
                                                                         ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                       14,920,000      (2,102,000)     22,719,000
Cash and cash equivalents - beginning of year                              35,259,000      37,361,000      14,642,000
                                                                         ------------    ------------    ------------

Cash and cash equivalents - end of year                                  $ 50,179,000    $ 35,259,000    $ 37,361,000
                                                                         ============    ============    ============

Supplemental disclosure of noncash investing and financing activities:
  Acquisition of leased assets                                                                           $     29,000

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                            $     66,000    $    102,000    $     90,000
     Income taxes                                                        $ 14,389,000    $ 16,172,000    $  3,886,000

See notes to financial statements           F-6

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  ORGANIZATION:

     Steven Madden, Ltd., a Delaware corporation, designs and sources women's, girl's and men's shoes, for sale through its wholesale and retail channels under the Steve Madden, David Aaron, Stevies, Madden Mens and Lei (under license) brand names. Revenue is generated predominately through the sale of the Company's brand name merchandise and certain licensed products. At December 31, 2001 and 2000, the Company operated 73 and 65 retail stores (including its website as a store), respectively. Such revenues are subject to seasonal fluctuations. See Note K for operating segment information.

[2]  PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of Steven Madden, Ltd. and its wholly owned subsidiaries Steven Madden Retail, Inc., Diva Acquisition Corp., Adesso-Madden, Inc. and Stevies, Inc. (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated.

[3]  USE OF ESTIMATES:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[4]  CASH AND CASH EQUIVALENTS:

     Cash equivalents at December 31, 2001 and 2000, amounted to approximately $41,777,000 and $28,865,000, respectively, and consist of certificates of deposit and commercial paper. The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[7]  COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED:

     Cost in excess of fair value of net assets acquired relates to two acquisitions and through December 31, 2001 is being amortized over 20 years (see Note A[14]).

[8]  NET INCOME PER SHARE:

     Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in-the-money options and the proceeds (including the amount of compensation cost, if any, attributed to future services and not yet recognized and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options) thereof were used to purchase treasury stock at the average market price during the period. For the years ended December 31, 2001 and 2000, options exercisable into approximately 265,000 and 300,000 shares of common stock, respectively have not been included in the calculation of diluted income per share as the result would have been antidilutive.

[9]  ADVERTISING COSTS:

     The Company expenses costs of print, radio and billboard advertisements as of the first date the advertisements take place. Advertising expense included in operating expenses amounted to approximately $6,596,000 in 2001, $6,941,000 in 2000, and $5,046,000 in 1999.

[10] FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying value of the Company's financial instruments approximate fair value due to their short-term nature or their underlying terms.

[11] STOCK-BASED COMPENSATION:

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

[12] REVENUE RECOGNITION:

     Wholesale revenue, including commissions received in conjunction with private label footwear, is recognized upon shipment and transfer of title of products to customers. Allowances for estimated discounts and returns are recognized when sales are recorded. Retail sales are recognized when the payment is received from customers and are recorded net of returns. Licensing revenue is recognized on the basis of net sales reported by the licensee.

[13] RECLASSIFICATION:

     Certain reclassifications have been made to the December 31, 2000 financial statements to conform to current year presentation.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

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

     In 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25, "Stock Issued to Employees." Interpretation No. 44 clarifies the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of previously granted stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. The application of this interpretation had no effect on the financial statements for the fiscal year ended December 31, 2000.

     Also in 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The standard replaces SFAS No. 125 and requires additional disclosure. The adoption of this standard had no material effect on the financial statements.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangibles with indeterminate lives will no longer be amortized, but instead tested for impairment. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company will adopt SFAS No. 142 in 2002 and does not expect any impairment of goodwill upon adoption.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company is required to implement SFAS No. 144 on January 1, 2002. management does not expect this statement to have a material impact on the Company's financial position or results of operations.


STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE B - PROPERTY AND EQUIPMENT

The major classes of assets and accumulated depreciation and amortization are as follows:

                                                              December 31,
                                                      ----------------------------
                                                           2001             2000
                                                      ------------    ------------
    Leasehold improvements                            $ 18,180,000    $ 16,065,000
    Machinery and equipment                                890,000         805,000
    Furniture and fixtures                               3,297,000       2,596,000
    Computer equipment                                   4,928,000       4,414,000
    Equipment under capital lease                          217,000         217,000
                                                      ------------    ------------

                                                        27,512,000      24,097,000
    Less accumulated depreciation and amortization     (11,805,000)     (8,497,000)
                                                      ------------    ------------

    Property and equipment - net                      $ 15,707,000    $ 15,600,000
                                                      ============    ============

NOTE C - DUE FROM FACTOR

Under the terms of its factoring agreement, as amended, the Company may request advances from the factor up to 80 percent of aggregate receivables purchased by the factor at an interest rate of prime minus 2%. The Company also pays a fee equal to .70% of the gross invoice amount of each receivable purchased. In addition, the factor charges an annual unused line fee of .25% of the average daily unused portion of the maximum credit line which is $15,000,000. The Company sells and assigns a substantial portion of its receivables, principally without recourse, to the factor. At December 31, 2001 and 2000, $1,120,000 and $436,000 of factored receivables were sold by the Company with recourse. The factor assumes the credit risk of all assigned accounts approved by it, but maintains liens on all inventory, trade receivables (whether or not assigned) and the goods represented thereby. These transfers are recognized as sales of receivables.

NOTE D - STOCK OPTIONS

The Company established various stock option plans under which options to purchase shares of common stock may be granted to employees, directors, officers, agents, consultants and independent contractors. The plans provide that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. No incentive stock option can be granted for more than five years to a stockholder owning 10% or more of the Company's outstanding common stock. Options granted under the plans during the three years ended December 31, 2001 vest on the date of grant or up to three years from such date.

The Company has several stock option plans. The 1993 Incentive Stock Option Plan, the 1995 Stock Plan, The 1996 Stock Plan and the 1997 Stock Plan provide for options to be granted to employees and directors. Each plan provides that the option price shall not be less than the fair market value on the date of grant and that no portion of the option may be exercised beyond ten years from the date of grant. No incentive stock option can be granted to a stockholder owning 10% or more of the Company's outstanding common stock.

In June 1999, the Company adopted the 1999 Stock Plan under which the maximum number of shares to which awards may be granted was initially 400,000 shares. In May 2000, the stockholders approved an amendment to the 1999 Stock Plan to increase the maximum number of shares subject to the plan to 975,000 shares. In July 2001, the stockholders approved an amendment to the 1999 Stock Plan to increase the maximum number of shares subject to the plan to 1,600,000 shares. Terms of the 1999 Stock Plan are not materially different from the various existing stock option plans.


STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE D - STOCK OPTIONS  (CONTINUED)

Through December 31, 2001, 1,564,000 options had been granted under the 1999
Stock Plan, as amended, and as of such date 36,000 shares were available for the granting of future options under the 1999 Stock Plan.

The Company granted options to an executive employee to purchase 250,000 shares of the Company's common stock at $7.50 per share in 1998. The market value of the stock at the date of grant was $10.125 per share. The Company recorded approximately $656,000 as unearned compensation relating to such options, of which approximately $254,000, was charged to operations during each of the years ended December 31, 2000 and 1999.

In connection with the amended employment agreement of the former Chief
Executive Officer ("CEO"), who is now the Company's Creative and Design Chief, the Company issued options to purchase 500,000 shares of its common stock. The options, which vested in August 1998, have an exercise price of $3.31 and an exercise period of 10 years. Unearned compensation was recorded in the amount of $1,345,000 which represented the difference between the exercise price and the fair value of the stock on the date of grant, and is classified as a component of stockholders' equity. The unearned compensation is being amortized over the ten-year term of the amended agreement. Accordingly, $128,000 per annum has been charged to operations for 2001, 2000 and 1999.

In connection with the Chief Operating Officer's employment agreement, the Company issued options to purchase 75,000 shares of its common stock. The options which vested quarterly through December 31, 2001, have an exercise price of $8.00. Unearned compensation was recorded in the amount of $810,000, which represents the difference between the exercise price and the fair value of the stock on the date of grant, and is classified as a component of stockholders' equity. The unearned compensation is being amortized over the two year term of the employment agreement. Accordingly, $405,000 has been charged to operations for 2001.

Activity relating to stock options granted under the Company's plans and outside the plans during the three years ended December 31, 2001:

                                       2001                    2000                   1999
                              ----------------------  --------------------   --------------------
                               Number       Average     Number    Average     Number     Average
                                of          Exercise     of       Exercise     of        Exercise
                               Shares        Price      Shares     Price      Shares      Price
                              ---------    ---------  ---------   --------   ---------  ---------
Outstanding at January 1      2,749,000       $6.36   2,720,000      $5.85   2,968,000     $5.16
Granted                         614,000       12.68     550,000       9.09     617,000      9.57
Exercised                    (1,122,000)       8.02    (509,000)      5.52    (857,000)     6.14
Cancelled                       (10,000)       9.98     (12,000)      6.34      (8,000)     6.14
                              ---------               ---------              ---------

Outstanding at December 31    2,231,000        7.25   2,749,000       6.36   2,720,000      5.85
                              =========               =========              =========

Exercisable                   2,131,000        7.22   2,575,000       6.06   2,515,000      5.48
                              =========               =========              =========


STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE D - STOCK OPTIONS  (CONTINUED)

The following table summarizes information about stock options at December 31, 2001:

                                                Options Outstanding                Options Exercisable
                                   -------------------------------------------- --------------------------
                                                     Weighted
                                                      Average
                                                     Remaining       Weighted                    Weighted
                                                    Contractual       Average                    Average
                                        Number          Life         Exercise     Number         Exercise
  Range of Exercise Price             Outstanding    (in Years)        Price    Exercisable       Price
------------------------------     -------------    ---------------  ---------- -----------     ----------
    $1.50 to $3.50                       820,000         4.1          $  2.36      820,000          $2.36

    $5.50 to $6.00                       337,000         6.2             5.82      337,000           5.82

    $6.50 to $7.97                       279,000         8.2             7.12      241,000           7.14

    $8.00 to $9.12                       210,000         9.2             8.61      148,000           8.75

    $9.55 to $10.83                      230,000         7.9            10.34      230,000          10.34

    $11.81 to $12.00                      89,000         7.8            11.84       89,000          11.84

    $18.27 to $20.80                     266,000         9.5            19.01      266,000          18.75
                                   -------------                                ----------
                                       2,231,000         6.6             7.25    2,131,000           7.22
                                   =============                                ==========

As set forth in Note A[11], the Company applies APB No. 25 in accounting for its employee/director stock option incentive plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation" and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Substantially all options granted in 2001, 2000 and 1999 vested on date of grant, and accordingly, the estimated fair value of such options were charged to expense in the year of grant for pro forma disclosures. The Company's pro forma information follows:

                                                    2001              2000             1999
                                               --------------    ------------      --------------
       Net income:
          As reported                          $   12,116,000    $ 16,043,000      $   11,466,000
          Pro forma                            $   10,779,000    $ 14,588,000      $    7,380,000
       Basic income per share:
          As reported                               $1.04           $1.42               $1.06
          Pro forma                                  $.93           $1.29                $.68
       Diluted income per share:
          As reported                                $.94           $1.26                $.92
          Pro forma                                  $.83           $1.15                $.59

The weighted average fair value of options granted in 2001, 2000 and 1999 was approximately $9.44, $4.54 and $6.62, respectively, using the Black-Scholes option-pricing model with the following assumptions:

                                                    2001              2000             1999
                                               --------------    ------------      --------------
       Dividend yield                                 0                 0                 0
       Volatility                                    75%               60%               61%
       Risk free interest rate                   3.56 - 4.98%      5.97 - 6.30%     5.75 - 6.03%
       Expected life in years                         4                 4                 4

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE E - PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock. The Board of Directors have designated 60,000 shares of such preferred stock as Series A Junior Participating Preferred Stock ("Series A Preferred"). Holders of the shares of Series A Preferred are entitled to dividends equal to 1,000 times dividends declared or paid on the Company's common stock. Each share of Series A preferred entitles the holder to 1,000 votes on all matters submitted to the holders of common stock. The Series A Preferred has a liquidation preference of a $1,000 per share, and is not redeemable by the Company or the holder. No preferred shares have been issued.

NOTE F - RIGHTS AGREEMENT

On October 30, 2001, the Company declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock. Each Right entitles the holder to purchase from the Company one one-thousandth (1/1,000) of a share of Series A Preferred at a price of $75 per one one-thousandth (1/1,000) of a share. Initially, the Rights will not be exercisable and will automatically trade with the common stock. The Rights become exercisable, in general, ten days following the announcement of a person or group acquiring beneficial ownership of at least 15% of the outstanding voting stock of the Company.

NOTE G - TREASURY STOCK

On February 29, 2000, the Company announced that the Board of Directors authorized a share repurchase program to acquire up to 1,500,000 shares of the Company's common stock from time to time in open market transactions. In June and July 2000, the Company purchased 900,000 shares of common stock in connection with such program.

NOTE H - LEASES

[1]   CAPITAL LEASES:

      The Company leases certain equipment under capital leases. Future minimum lease payments consist of the following at December 31:

        2002                                                      $    46,000
        2003                                                           14,000
                                                                  -----------

        Total minimum lease payments                                   60,000
        Less amounts representing interest                              3,000
                                                                  -----------

        Present value of minimum lease payments                        57,000
        Less current maturities                                        43,000
                                                                  -----------

        Capital lease obligation, less current maturities         $    14,000
                                                                  ===========


STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE H - LEASES  (CONTINUED)

[2]   OPERATING LEASES:

      The Company leases office, showroom, warehouse and retail facilities under noncancelable operating leases with terms expiring at various times through 2012. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

           2002                                          $     7,172,000
           2003                                                6,835,000
           2004                                                6,742,000
           2005                                                6,346,000
           2006                                                6,329,000
           Thereafter                                         15,834,000
                                                         ---------------

                                                         $    49,258,000
                                                         ===============

     A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes.

     Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $9,142,000, $7,604,000 and $5,870,000, respectively. Included in such amounts are contingent rents of $125,000, $122,000 and $122,000 in 2001, 2000 and 1999, respectively.

     Pursuant to certain leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Accordingly, the Company has recorded deferred rent. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases, on a straight-line basis, over the lease term.


NOTE I - INCOME TAXES

The income tax provision (benefit) consists of the following:

                                                2001           2000           1999
                                            ------------   ------------   ------------
         Current:
            Federal                         $  6,899,000   $  9,787,000   $  7,285,000
            State and local                    2,176,000      3,024,000      2,574,000
                                            ------------   ------------   ------------

                                               9,075,000     12,811,000      9,859,000
                                            ------------   ------------   ------------

         Deferred:
            Federal                             (365,000)    (1,031,000)    (1,167,000)
            State and local                     (115,000)      (319,000)      (418,000)
                                            ------------   ------------   ------------

                                                (480,000)    (1,350,000)    (1,585,000)
                                            ------------   ------------   ------------

                                            $  8,595,000   $ 11,461,000   $  8,274,000
                                            ============   ============   ============


STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE I - INCOME TAXES  (CONTINUED)

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

                                                                           December 31,
                                                                       ---------------------
                                                                        2001    2000    1999
                                                                       -----   -----   -----
         Income taxes at federal statutory rate                         35.0%   35.0%   34.0%
         State income taxes - net of federal income tax benefit          6.5     6.4     8.6
         Nondeductible items                                              .3      .3      .3
         Other                                                           (.3)           (1.0)
                                                                       -----   -----   -----

         Effective rate                                                 41.5%   41.7%   41.9%
                                                                       =====   =====   =====

The Company applies the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The components of deferred tax assets and liabilities are as follows:

                                                         December 31,
                                                 ---------------------------
                                                     2001            2000
                                                 ------------   ------------
         Current deferred tax assets:
            Accounts receivable allowances       $    691,000   $    617,000
            Inventory                                 532,000        683,000
                                                 ------------   ------------

                                                    1,223,000      1,300,000
                                                 ------------   ------------
         Non-current deferred tax assets:
            Depreciation                            2,035,000      1,735,000
            Nondeductible compensation                438,000        276,000
            Deferred rent                             546,000        451,000
                                                 ------------   ------------

                                                    3,019,000      2,462,000
                                                 ------------   ------------

         Deferred tax assets                     $  4,242,000   $  3,762,000
                                                 ============   ============

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER

[1]  CLASS ACTION LITIGATION:

     Between June and August 2000 several class action lawsuits were commenced in the United States District Court for the Eastern District of New York against the Company, Steven Madden personally, and, in some of the actions, the Company's then President and its Chief Financial Officer.

     On December 8, 2000, the court consolidated these actions and appointed a lead plaintiff. On October 31, 2001, the plaintiffs served a second consolidated amended class action complaint.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)

[1]  CLASS ACTION LITIGATION:  (CONTINUED)

     The amended complaint generally alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements, and failing to disclose material adverse information relating, among other things, to certain matters and allegations concerning Mr. Madden. The plaintiff seeks an unspecified amount of damages, costs and expenses on behalf of the plaintiff and all other purchasers of the Company's common stock during the period June 21, 1997 through June 20, 2000. In January 2002, motions to dismiss the complaint were fully briefed. Since that time, a settlement in principle of these actions has been reached, subject to execution of definitive settlement documentation, notices to class members, a hearing and approval by the District Court. The tentative settlement is within the limits of insurance coverage (see Note J[7]).

[2]  DERIVATIVE ACTIONS:

     On or about September 26, 2000, a shareholders' derivative action was commenced in the United States District Court for the Eastern District of New York, captioned, Herrera v. Steven Madden and Steven Madden, Ltd. The Company is named as a nominal defendant in the action. The complaint seeks to recover alleged damages on behalf of the Company from Mr. Madden's June 20, 2000 indictment and to require him to disgorge certain profits, bonuses and stock option grants he received from the Company. On January 3, 2001, the plaintiff filed an amended complaint. On February 2, 2001, both the Company and Mr. Madden filed motions to dismiss the amended complaint because of the plaintiff's failure to make a pre-litigation demand upon the Company's Board of Directors. On October 1, 2001, plaintiff filed a second amended complaint. On November 2, 2001, the Company filed a motion to dismiss this pleading on the grounds that plaintiff had failed to make a pre-litigation demand upon the Company's board of directors. In February 2002, the magistrate judge filed a report recommending that the Company's motion to dismiss be denied. On March 4, 2002, the Company filed its objection to the Magistrate Judge's report. The Company believes, after consultation with counsel, that its defense costs and certain attorney fees in connection with this action will be subject to coverage by the Company's insurance as supplemented by the loss mitigation policy described below. The liability resulting from this derivative complaint, if any, cannot presently be determined.

     In November 2001, a purported shareholder derivative complaint was filed in the United States District Court for the Eastern District of New York, captioned Herrera v. Karson, et al. Named as defendants therein are the Company (as nominal defendant) and certain of the Company's present and/or former directors. The complaint alleged that the individual defendants breached their fiduciary duties to the Company in connection with a decision by the Board of Directors of the Company to enter into an employment agreement with Mr. Steven Madden in May 2001. The complaint seeks declaratory and other equitable relief, as well as an unspecified amount of compensatory damages, costs and expenses. On or about February 1, 2002, plaintiff filed an Amended Shareholder Derivative Complaint (the "Amended Complaint"). The Amended Complaint contains substantially the same allegations and names the same defendants as the original complaint. The Company believes, after consultation with counsel, that its defense costs and certain attorney fees in connection with this action will be subject to coverage by the Company's insurance as supplemented by the loss mitigation policy described below. The liability resulting from this derivative complaint, if any, cannot presently be determined.

[3]  OTHER MATTER:

     In March 2001, the Company became aware that the SEC issued a formal order of investigation with respect to trading in the Company's securities. The SEC is investigating possible securities law violations. Certain officers and directors of the Company sold shares of the Company's common stock prior to Mr. Madden's indictment in June 2000, as previously disclosed on Form 4's filed with the SEC. The ultimate effects of this matter, if any, cannot reasonably be determined at this time.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)

[4]  BREACH OF CONTRACT SUITS:

     On or about September 17, 2001, an action was commenced against the Company in the Supreme Court, Queens County, captioned Mitch Stewart v. Steven Madden, Ltd. Mr. Stewart is a former independent contractor for the Company. The complaint seeks damages of approximately $1.3 million for breach of contract. On December 20, 2001, the Company answered the complaint, denying the allegations and asserting various affirmative defenses. On January 25, 2002, the plaintiff filed a motion for partial summary judgement, which is pending. The Company believes that it has substantial defenses to the motions and the claims asserted in the lawsuit. The resulting liability, if any, cannot be presently determined.

     On or about November 29, 2001, an action was commenced against the Company for breach of contract in the United States District Court, Eastern District of Texas, captioned Lina Enterprises v. Steven Madden, Ltd. Lina is a former independent contractor for the Company. The complaint seeks damages for breach of contract. The complaint does not specify the amount of damages being sought, but alleges that they are greater than $75,000. In March 2002, the Company filed a motion to dismiss the complaint. The Company believes that it has substantial defenses to the claims asserted in the lawsuit. The resulting liability, if any, cannot be presently determined.

[5]  INDICTMENT:

     On June 20, 2000, Steven Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 21, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office, pursuant to which he pled guilty to four of the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden has agreed to serve as the Company's Creative and Design Chief, a non-executive position. It is expected that Mr. Madden will be sentenced in April 2002. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors.

[6]  LITIGATION SETTLEMENTS:

     Separate actions involving Magnum Fashions, Inc., WK Maxx Industries, Ltd. and Lee N' Gi were settled in 2000 for approximately $175,000 and have been included in operating expenses.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)

[7]  LOSS MITIGATION COVERAGE:

     In December 2001, the Company purchased a loss mitigation policy to cover costs arising out of lawsuits related to the June 2000 federal indictment of Steve Madden, the Company's former Chief Executive Officer. The policy covers the Company's anticipated damages and legal costs in connection with such lawsuits. The Company is obligated to pay for damages and costs in excess of the policy limits. The cost of the policy was $6,950,000 and has been classified as cost of loss mitigation coverage on the accompanying statement of operations for the year ended December 31, 2001.

[8]  EMPLOYMENT AGREEMENTS:

     The Company has an employment agreement with Steve Madden, its former CEO and President to serve as the Company's Creative and Design Chief. The employment agreement, as amended, provides for an annual salary of $700,000 through June 30, 2011. The agreement also provides for an annual performance bonus, an annual option grant at exercise prices equal to market on the date of grant and a non-accountable expense allowance.

     The Company has employment agreements with four other executives (the "executives") which expire between January 3, 2003 and December 31, 2005. These agreements provide for cash bonuses based upon earnings, option grants and non-accountable expense allowances as defined. Base salary commitment for these four executives, subject to increases, are as follows:

           2000                                    $       925,000
           2003                                            658,000
           2004                                            422,000
           2005                                            240,000
                                                   ---------------

                                                   $     2,245,000
                                                   ===============

     In connection with their employment agreements, two of the executives received an aggregate of 20,000 shares of restricted common stock from the Company. The restricted shares vest over one year through July 2002. Accordingly, the Company has recorded a charge to operations in the amount of $188,000 for the 10,000 shares that vested during the year ended December 31, 2001 and will record a charge of $188,000 in 2002 for the grant of such restricted shares.

[9]  LETTERS OF CREDIT:

     At December 31, 2001 and 2000, the Company had open letters of credit for the purchase of imported inventories of approximately $6,252,000 and $6,142,000, respectively.


STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)

[10] CONCENTRATIONS:

     The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured.

     During the year ended December 31, 2001, the Company purchased approximately 28% and 21% of their merchandise from two suppliers in Brazil and China, respectively. Total inventory purchases for the year ended
     December 31, 2001 from Brazil and China were approximately 28% and 53%, respectively.

     During the year ended December 31, 2000, the Company purchased approximately 50% and 27% of their inventory from suppliers in China and Brazil, respectively.

     During the year ended December 31, 1999, the Company purchased approximately 44%, 24% and 19% of their inventory from suppliers in China, Brazil and Mexico, respectively.

     Sales to two customers amounted to 13% and 11% of net sales for the year ended December 31, 2001. Amounts receivable from these customers represented 18% and 15% of accounts receivable at December 31, 2001, respectively.

     Sales to two customers amounted to 14% and 12% of net sales for the year ended December 31, 2000. Amounts receivable from these and another customer represented 22%, 21% and 12% of accounts receivable at December 31, 2000.

     Sales to two customers amounted to 15% and 10% of net sales for the year ended December 31, 1999. Amounts receivable from these customers represented 22% and 14% of accounts receivable at December 31, 1999, respectively.

     Sales to such customers are included in the wholesale segment (see Note K).
     Purchases are made primarily in United States dollars.

[11] CONSULTING AGREEMENT:

     The Company has a consulting agreement with a financial advisory firm of which one of the Company's Board members is a managing director. The agreement provides for a fee of $150,000 over the one year term of the agreement which expires in June 2002. The firm is to provide financial advisory and investment banking services to the Company. The Company recorded a charge to operations in the amount of $75,000 for the year ended
     December 31, 2001 in connection with the agreement.

[12] VALUATION AND QUALIFYING ACCOUNTS:

     The following is a summary of the allowance for doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount due from factor for the years ended December 31,:

                                                                     2001           2000            1999
                                                                  -----------    -----------    -----------
         Balance at beginning of year                             $ 1,640,000    $ 1,510,000    $   813,000
         Charged to expense                                           219,000        506,000        757,000
         Uncollectible accounts written off, net of recoveries       (215,000)      (376,000)       (60,000)
                                                                  -----------    -----------    -----------

         Balance at end of year                                   $ 1,644,000    $ 1,640,000    $ 1,510,000
                                                                  ===========    ===========    ===========



STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)


[12] Valuation and qualifying accounts: (continued)

     The following is a summary of property and equipment and the related accounts of accumulated depreciation and amortization for the years ended
     December 31,:

                                                                    2001          2000           1999
                                                                -----------    -----------    -----------
         Cost basis
         Balance at beginning of year                           $24,097,000    $16,164,000    $11,233,000
         Additions                                                3,415,000      7,933,000      4,931,000
                                                                -----------    -----------    -----------

         Balance at end of year                                  27,512,000     24,097,000     16,164,000
                                                                -----------    -----------    -----------
         Accumulated depreciation and amortization
         Balance at beginning of year                             8,497,000      5,050,000      2,242,000
         Depreciation and amortization                            3,308,000      3,447,000      2,808,000
                                                                -----------    -----------    -----------

         Balance at end of year                                  11,805,000      8,497,000      5,050,000
                                                                -----------    -----------    -----------

         Property and equipment, net                            $15,707,000    $15,600,000    $11,114,000
                                                                ===========    ===========    ===========

         The following is a summary of cost in excess of fair value and related accumulated amortization for the years ended December 31,:


                                                                   2001           2000           1999
                                                                -----------    -----------    -----------
         Cost basis
         Balance at beginning and end of year                   $ 2,780,000    $ 2,780,000    $ 2,780,000
                                                                -----------    -----------    -----------
         Accumulated amortization
         Balance at beginning of year                               575,000        436,000        297,000
         Amortization                                               139,000        139,000        139,000
                                                                -----------    -----------    -----------

         Balance at end of year                                     714,000        575,000        436,000
                                                                -----------    -----------    -----------

         Cost in excess of fair value of net assets acquired    $ 2,066,000    $ 2,205,000    $ 2,344,000
                                                                ===========    ===========    ===========


NOTE K - OPERATING SEGMENT INFORMATION

The Company's reportable segments are primarily based on methods used to distribute its products. The wholesale and retail segments derive revenue from sales of women's, men's and girl's footwear. The wholesale segment, through sales to department and specialty stores, and the retail segment through operation of its own retail stores, derive revenue from sales of branded women's, men's and girl's footwear. In addition, the wholesale segment has a licensing program that extends the Steve Madden and Stevies brands to accessories and ready-to-wear apparel. The other segment represents activities of a subsidiary which earns commissions for serving as a buying agent to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of private label shoes.


STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE K - OPERATING SEGMENT INFORMATION  (CONTINUED)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before interest income and interest expense and before income taxes. The following is information for the Company's reportable segments:

                                           Wholesale          Retail          Other        Consolidated
                                         -------------    -------------   -------------    -------------
Year ended December 31, 2001:
   Net sales to external customers (a)   $ 163,904,000    $  79,487,000                    $ 243,391,000
   Gross profit                             57,858,000       42,015,000                       99,873,000
   Commissions and licensing fees            1,711,000                    $   4,200,000        5,911,000
   Operating earnings (c)                   10,095,000        7,023,000       2,244,000       19,362,000
   Depreciation and amortization               869,000        2,577,000           1,000        3,447,000
   Other significant noncash items:
      Deferred compensation                    533,000                                           533,000
      Deferred rent expense (reversal)         (21,000)         249,000          (3,000)         225,000
      Provision for doubtful accounts          219,000                                           219,000
   Segment assets (b)                       90,061,000       30,922,000         879,000      121,862,000
   Capital expenditures                        551,000        2,864,000                        3,415,000

Year ended December 31, 2000:
   Net sales to external customers (a)     135,481,000       69,632,000                      205,113,000
   Gross profit                             50,680,000       38,938,000                       89,618,000
   Commissions and licensing fees            1,216,000                        3,631,000        4,847,000
   Operating earnings                       15,996,000        8,001,000       1,635,000       25,632,000
   Depreciation and amortization             1,000,000        2,581,000           5,000        3,586,000
   Other significant noncash items:
      Deferred compensation                    382,000                                           382,000
      Deferred rent                            (13,000)         310,000                          297,000
      Provision for doubtful accounts          463,000                           43,000          506,000
   Segment assets (b)                       60,740,000       30,215,000         778,000       91,733,000
   Capital expenditures                      1,044,000        6,889,000                        7,933,000

Year ended December 31, 1999:
   Net sales to external customers (a)     114,406,000       48,630,000                      163,036,000
   Gross profit                             41,484,000       27,016,000                       68,500,000
   Commissions and licensing fees              807,000                        2,560,000        3,367,000
   Operating earnings                       12,130,000        5,910,000         881,000       18,921,000
   Depreciation and amortization             1,244,000        1,703,000           3,000        2,950,000
   Other significant noncash items:
      Deferred compensation                    382,000                                           382,000
      Deferred rent                              8,000          384,000                          392,000
      Provision for doubtful accounts          733,000                           24,000          757,000
   Segment assets (b)                       61,713,000       13,500,000       2,922,000       78,135,000
   Capital expenditures                      1,092,000        3,810,000                        4,902,000


(a) Attributed to the United States, based on the location in which the sale originated.
(b) All long-lived assets, consisting of property and equipment and cost in excess of fair value of net assets acquired, are located in the United States.
(c) Loss mitigation coverage expense of $6,950,000 reflected in wholesale segment.


STEVEN MADDEN, LTD. AND SUBSIDIARIES - DRAFT SUBJECT TO REVIEW AND REVISION

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 (000's omitted):

                                                 March 31     June 30      September 30     December 31
                                                 --------     --------     ------------     -----------
2001:
   Revenue                                       $ 53,395     $ 59,563       $ 70,245       $ 60,188
   Cost of sales                                   31,314       34,245         40,517         37,442
   Commissions and licensing fee income             1,134        1,235          1,637          1,905
   Net income (loss)                                3,650        4,423          5,367         (1,324)
   Net income (loss) per share:
      Basic                                          0.33         0.38           0.46          (0.11)
      Diluted                                        0.29         0.34           0.41          (0.11)

2000:
   Revenue                                         44,109       48,057         60,108         52,839
   Cost of sales                                   25,925       27,123         33,620         28,827
   Commissions and licensing fee income             1,004        1,130          1,233          1,480
   Net income                                       3,182        3,743          4,600          4,518
   Net income per share:
      Basic                                          0.28         0.32           0.42           0.41
      Diluted                                        0.24         0.28           0.38           0.38


(a)(2) Financial Statement Schedules

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore, have been omitted.

(b) Reports on Form 8-K

     (1) Report on Form 8-K dated September 21, 2001 filed with the Securities and Exchange Commission on October 5, 2001 with respect to Item 5.
                                                           ------
     (1) Report on Form 8-K dated November 14, 2001 filed with the Securities and Exchange Commission on November 16, 2001 with respect to Item 5.
                                                             ------
(c) Exhibits.

EXHIBITS

     3.01* Certificate of Incorporation of the Company.

     3.02  Amended & Restated By-Laws of the Company.

     4.01* Specimen Certificate for shares of Common Stock.

     4.02* Rights Agreement between the Company and American Stock Transfer and
           Trust Company.

    10.07* Employment Agreement of Arvind Dharia.

    10.08* Employment Agreement of Richard Olicker.

    10.09* Second Amended Employment Agreement between the Company and Steven
           Madden.

    10.10* Employment Agreement of Charles Koppelman.

    10.11* Employment Agreement of Jamieson Karson.

    10.12* Amendment No. 1 to Employment Agreement of Arvind Dharia.

    10.13* Employment Agreement between Adesso-Madden, Inc. and Gerald
           Mongeluzo.

    10.14* Employment Agreement between Steven Madden Retail, Inc. and Mark
           Jankowski.

    21.01* Subsidiaries of Registrant.

    23.01  Consent of Richard A. Eisner & Company, LLP.

    * Previously filed with the Securities and Exchange Commission.

     SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated: New York, New York March 29, 2002


                                       STEVEN MADDEN, LTD.

                                       By: /s/ JAMIESON KARSON
                                           -------------------------------------
                                           Jamieson Karson
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                      Title                              Date
---------------------------    --------------------------------   --------------

/s/ CHARLES KOPPELMAN          Chairman of the Board and          March 29, 2002
---------------------------    Executive Chairman
Charles Koppelman


/s/ JAMIESON KARSON            Chief Executive Officer and        March 29, 2002
---------------------------    Vice Chairman of the Board
Jamieson Karson


/s/ ARVIND DHARIA              Chief Financial Officer and        March 29, 2002
---------------------------    Director
Arvind Dharia


/s/ GERALD MONGELUZO           Director                           March 29, 2002
---------------------------
Gerald Mongeluzo


/s/ JOHN L. MADDEN             Director                           March 29, 2002
---------------------------
John L. Madden


/s/ PETER MIGLIORINI           Director                           March 29, 2002
---------------------------
Peter Migliorini


/s/ HEYWOOD WILANSKY           Director                           March 29, 2002
---------------------------
Heywood Wilansky


/s/ MARC COOPER                Director                           March 29, 2002
---------------------------
Marc Cooper