Form 10-Q
period 2002-03-31
MADDEN STEVEN LTD
filed 2002-05-13
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2002
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                         Commission File Number 0-23702
                                                -------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

   Class                                           Outstanding as of May 9, 2002
------------                                       -----------------------------
Common Stock                                                 12,408,116

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                 March 31, 2002


                                TABLE OF CONTENTS



PART I -  FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets.......................................   3

          Consolidated Statements of Operations.............................   4

          Consolidated Statements of Cash Flows.............................   5

          Notes to condensed Consolidated
            Financial Statements............................................   6


ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................  10

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.................................................  22

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)


                                                                           March 31,   December 31,
                                                                              2002         2001
                                                                           ---------    ---------
                                                                          (unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                              $  33,186    $  50,179
    Marketable securities                                                        511
    Accounts receivable - net of allowances of $291 and $257                   2,588        2,072
    Due from factor - net of allowances of $1,443 and $1,387                  36,287       22,783
    Inventories                                                               15,608       15,818
    Prepaid expenses and other current assets                                  1,348          836
    Prepaid taxes                                                              5,136        7,911
    Deferred taxes                                                             1,223        1,223
                                                                           ---------    ---------

         Total current assets                                                 95,887      100,822

Marketable securities                                                          5,703
Property and equipment, net                                                   15,616       15,707
Deferred taxes                                                                 3,019        3,019
Deposits and other                                                               302          248
Cost in excess of fair value of net assets acquired - net of accumulated
    amortization of $714                                                       2,066        2,066
                                                                           ---------    ---------

                                                                           $ 122,593    $ 121,862
                                                                           =========    =========

LIABILITIES
Current liabilities:
    Current portion of lease payable                                       $      42    $      43
    Accounts payable                                                           7,543        6,836
    Accrued expenses                                                           4,230       10,898
    Accrued bonuses                                                              674          412
                                                                           ---------    ---------

         Total current liabilities                                            12,489       18,189

Deferred rent                                                                  1,353        1,299
Lease payable, less current portion                                                            14
                                                                           ---------    ---------

                                                                              13,842       19,502
                                                                           ---------    ---------

Contingencies (Note D)

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value, 60,000 shares authorized, 12,408
    and 12,194 outstanding                                                         1            1
Additional paid-in capital                                                    62,806       60,643
Retained earnings                                                             54,975       50,881
Unearned compensation                                                         (1,040)      (1,174)
Treasury stock at cost - 1,245 shares                                         (7,991)      (7,991)
                                                                           ---------    ---------

                                                                             108,751      102,360
                                                                           ---------    ---------

                                                                           $ 122,593    $ 121,862
                                                                           =========    =========


See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)


                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------

Net sales:
    Wholesale                                              $ 47,835    $ 38,303
    Retail                                                   18,776      15,092
                                                           --------    --------

                                                             66,611      53,395
                                                           --------    --------

Cost of sales:
    Wholesale                                                31,529      24,613
    Retail                                                    8,541       6,701
                                                           --------    --------

                                                             40,070      31,314
                                                           --------    --------

Gross profit                                                 26,541      22,081
Commission and licensing fee income                           1,244       1,134
Operating expenses                                          (20,932)    (17,415)
                                                           --------    --------

Income from operations                                        6,853       5,800
Interest income, net                                            204         501
                                                           --------    --------

Income before provision for income taxes                      7,057       6,301
Provision for income taxes                                    2,964       2,651
                                                           --------    --------

Net income                                                 $  4,093    $  3,650
                                                           ========    ========

Basic income per share                                     $    .33    $    .33
                                                           ========    ========

Diluted income per share                                   $    .30    $    .29
                                                           ========    ========

Weighted average common shares outstanding - basic           12,352      11,160
Effect of dilutive securities - options and warrants          1,188       1,247
                                                           --------    --------

Weighted average common shares outstanding - diluted         13,540      12,407
                                                           ========    ========


See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    --------------------
                                                                                      2002        2001
                                                                                    --------    --------

Cash flows from operating activities:
    Net income                                                                      $  4,093    $  3,650
    Adjustments to reconcile net income to net cash used in operating activities:
       Issuance of compensatory stock options                                                        110
       Depreciation and amortization                                                     802         781
       Deferred compensation                                                             462          32
       Provision for bad debts                                                            90        (161)
       Deferred rent expense                                                              54          62
       Changes in:
          Accounts receivable                                                           (550)      1,020
          Due from factor                                                            (13,560)    (11,856)
          Inventories                                                                    210        (520)
          Prepaid expenses and other assets                                            2,213           8
          Accounts payable and accrued expenses                                       (5,702)     (3,784)
                                                                                    --------    --------

             Net cash used in operating activities                                   (11,888)    (10,658)
                                                                                    --------    --------

Cash flows from investing activities:
    Purchase of property and equipment                                                  (711)       (603)
    Purchase of marketable securities                                                 (6,214)
                                                                                    --------    --------

             Net cash used in investing activities                                    (6,925)       (603)
                                                                                    --------    --------

Cash flows from financing activities:
    Proceeds from options and warrants exercised                                       1,835       1,680
    Repayment of lease obligations                                                       (15)        (24)
                                                                                    --------    --------

             Net cash provided by financing activities                                 1,820       1,656
                                                                                    --------    --------

Net decrease in cash and cash equivalents                                            (16,993)     (9,605)
Cash and cash equivalents - beginning of period                                       50,179      35,259
                                                                                    --------    --------

Cash and cash equivalents - end of period                                           $ 33,186    $ 25,654
                                                                                    ========    ========


See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
March 31, 2002


NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") as of March 31, 2002, and the results of their operations and cash flows for the three-month period then ended. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2001 included in the Annual Report of Steven Madden, Ltd. on Form 10-K.


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


NOTE D - NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangibles with indeterminate lives no longer be amortized, but instead tested for impartment. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company adopted SFAS No. 142 in 2002 and accordingly no amortization expense has been recorded for the quarter ended March 31, 2002.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
March 31, 2002


NOTE E - PENDING LITIGATION

[1]  Indictment:

     On June 20, 2000, Steven Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 21, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office, pursuant to which he pled guilty to four of the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden has agreed to serve as the Company's Creative and Design Chief, a non-executive position. On April 4, 2002, Mr. Madden was sentenced in the United States District Court for the Southern District of New York to forty-one (41) months imprisonment in connection with two of the federal charges to which he pled guilty. On May 3, 2002, Mr. Madden was sentenced in the United States District Court for the Eastern District of New York to forty-one (41) months imprisonment in connection with the remaining two charges to which he pled guilty. The sentences will run concurrently. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors.

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

[2]  Class action litigation:

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

     The amended complaint generally alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements, and failing to disclose material adverse information relating, among other things, to certain matters and allegations concerning Mr. Madden. The plaintiff seeks an unspecified amount of damages, costs and expenses on behalf of the plaintiff and all other purchasers of the Company's common stock during the period June 21, 1997 through June 20, 2000. In January 2002, motions to dismiss the complaint were fully briefed. Since that time, a settlement in principle of these actions has been reached, subject to execution of definitive settlement documentation notices to class members, a hearing and approval by the District Court. The tentative settlement is within the limits of insurance coverage described above.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
March 31, 2002


NOTE E - PENDING LITIGATION  (CONTINUED)

[3]  Shareholder derivative actions

     On or about September 26, 2000, a putative shareholder derivative action was commenced in the United States District Court for the Eastern District of New York, captioned Herrera v. Steven Madden and Steven Madden, Ltd., 00 CV 5803 (JG). The Company is named as a nominal defendant in the action. The complaint seeks to recover alleged damages on behalf of the Company from Mr. Madden arising from his June 2000 indictment and to require him to disgorge certain profits, bonuses and stock option grants he received. On January 3, 2001, plaintiff filed an Amended Shareholder's Derivative Complaint. On February 2, 2001, both the Company and Mr. Madden filed motions to dismiss the Amended Complaint because of plaintiff's failure to make a pre-litigation demand upon the Company's board of directors. On October 1, 2001, plaintiff filed a Second Amended Complaint. On November 2, 2001, the Company filed a motion to dismiss this pleading on grounds that plaintiff had failed to make a pre-litigation demand upon the Company's board of directors. On February 7, 2002, the Magistrate Judge filed a report recommending that the Company's motion to dismiss be denied. The Company filed its objections to the report on March 4, 2002. On March 22, 2002, the District Judge entered an order adopting the Magistrate Judge's report and recommendation in full. Since that time, an agreement in principle has been reached to resolve all claims in this action, subject to execution of definitive documentation, such notice to the Company's shareholders (if any) as may be required by the District Court, and approval by the District Court. The Company believes, after consultation with counsel, that its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance as supplemented by the loss mitigation policy described above.

     On or about November 28, 2001, a purported shareholder derivative complaint was filed in the United States District Court for the Eastern District of New York, captioned Herrera v. Karson, et al., 00 CV 7868. Named as defendants therein are the Company (as nominal defendant) and certain of the Company's present and/or former directors. The complaint alleges that the individual defendants breached their fiduciary duties to the Company in connection with a decision by the Board of Directors of the Company to enter into an employment agreement with Mr. Steven Madden in or about May 2001. The complaint seeks declaratory and other equitable relief, as well as an unspecified amount of compensatory damages, costs and expenses. On or about February 1, 2002, plaintiff filed an Amended Shareholder Derivative Complaint (the "Amended Complaint"). The Amended Complaint contains substantially the same allegations and names the same defendants as the original complaint. Since that time, an agreement in principle has been reached to resolve all claims in this action, subject to execution of definitive documentation, such notice to the Company's shareholders (if any) as may be required by the District Court, and approval by the District Court. The Company believes, after consultation with counsel, that its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance as supplemented by the loss mitigation policy described above.

[4]  SEC investigation:

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
March 31, 2002


NOTE E - PENDING LITIGATION  (CONTINUED)

[5]  Other Actions:

     On or about September 17, 2001, an action was commenced against the Company in the Supreme Court, Queens County, captioned Mitch Stewart v. Steven Madden, Ltd. Mr. Stewart is a former independent contractor for the Company. The complaint seeks damages of approximately $1.3 million for breach of contract. On December 20, 2001, the Company answered the complaint, denying the allegations and asserting various affirmative defenses. On January 25, 2002, the plaintiff filed a motion for partial summary judgement, which is pending. On April 4, 2002, the Company filed a motion for partial summary judgement, which is also pending. The Company believes that it has substantial defenses to the claims asserted in the lawsuit.

     On or about November 29, 2001, an action was commenced against the Company for breach of contract in the United States District Court, Eastern District of Texas, captioned Lina Enterprises v. Steven Madden, Ltd. Lina is a former independent contractor for the Company. The complaint seeks damages for breach of contract. The complaint does not specify the amount of damages being sought, but alleges that they are greater than $75,000. On March 13, 2002, the Company filed a motion to dismiss the complaint. On April 4, 2002, the plaintiff cross-moved for summary judgement. The Company believes that it has substantial defenses to the claims asserted in the lawsuit.

     On or about January 22, 2002, an action was commenced against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steven Madden, Ltd. and Steve Madden Retail, Inc. The complaint seeks injunctive and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices. The Company believes that it has substantial defenses to the claims asserted in the lawsuit.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain forward-looking statements. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

The following table sets forth information on operations for the periods indicated:


                             Percentage of Net Sales
                             -----------------------
                               Three Months Ended
                               ------------------
                                    March 31
                                    --------
                                ($ in thousands)

Consolidated:                         2002                   2001
------------                          ----                   ----

Net Sales                            $66,611      100%      $53,395      100%
Cost of Sales                         40,070       60        31,314       59
Other Operating Income                 1,244        2         1,134        2
Operating Expenses                    20,932       31        17,415       33
Income from Operations                 6,853       10         5,800       11
Interest and Other Income Net            204        0           501        1
Income Before Income Taxes             7,057       11         6,301       12
Net Income                             4,093        6         3,650        7

                             Percentage of Net Sales
                             -----------------------
                               Three Months Ended
                               ------------------
                                    March 31
                                    --------
                                ($ in thousands)

By Segment                            2002                   2001
                                      ----                   ----

WHOLESALE DIVISIONS:
-------------------

Steven Madden, Ltd.
-------------------
Net Sales                            $22,881      100%      $23,076      100%
Cost of Sales                         15,545       68        14,668       64
Other Operating Income                   321        1           222        1
Operating Expenses                     6,003       26         6,307       27
Income from Operations                 1,654        7         2,323       10

l.e.i. Footwear:
---------------
Net Sales                            $11,575      100%      $ 9,745      100%
Cost of sales                          7,501       65         6,336       65
Operating Expenses                     2,778       24         1,873       19
Income from Operations                 1,296       11         1,536       16

Madden Mens:
-----------
Net Sales                            $ 7,449      100%      $   910      100%
Cost of sales                          4,703       63           591       65
Operating Expenses                     1,401       19           359       40
Income (Loss) from Operations          1,345       18           (40)      (4)

Diva Acquisition Corp:
---------------------
Net Sales                            $ 2,485      100%      $ 1,779      100%
Cost of sales                          1,646       66         1,243       70
Operating Expenses                       535       22           387       22
Income from Operations                   304       12           149        8

Stevies Inc.:
------------
Net Sales                            $ 3,445      100%      $ 2,793      100%
Cost of sales                          2,134       62         1,775       64
Other Operating Income                     9        0           104        4
Operating Expenses                       745       22           565       20
Income from Operations                   575       17           557       20

STEVEN MADDEN RETAIL INC.:
-------------------------

Net Sales                            $18,776      100%      $15,092      100%
Cost of Sales                          8,541       45         6,701       44
Operating Expenses                     8,942       48         7,572       50
Income from Operations                 1,293        7           819        5

                             Percentage of Net Sales
                             -----------------------
                               Three Months Ended
                               ------------------
                                    March 31
                                    --------
                                ($ in thousands)

By Segment (Continued)

ADESSO MADDEN INC.:                   2002                   2001
------------------                    ----                   ----
(FIRST COST)

Other Operating Revenue              $   914      100%      $   808      100%
Operating Expenses                       528       58           352       44
Income from Operations                   386       42           456       56



RESULTS OF OPERATIONS
($ in thousands)
Three months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

Consolidated:
------------

Sales for the three-month period ended March 31, 2002 were $66,611 or 25% higher than the $53,395 in the comparable period of 2001. The increase in sales was due to several factors, including (i) a 719% increase in sales from the Madden Mens Wholesale Division ("Madden Mens Wholesale"), (ii) a 40% increase in sales from the Diva Acquisition Corp. Wholesale Division ("Diva Wholesale") (iii) a 24% increase in sales from Steven Madden Retail Division, (iv) a 23% increase in sales from the Stevies Wholesale Division ("Stevies Wholesale"), (v) a 19% increase in sales from the l.e.i. Wholesale Division ("l.e.i. Wholesale"), and
(vi) an increase in public awareness with respect to the Company's brands.

Consolidated gross profit as a percentage of sales decreased from 41% in 2001 to 40% in 2002. The decrease was primarily attributable to two factors. At both wholesale and retail, a "broad and shallow" assortment strategy was adopted, wherein open to buy dollars were reserved for in-season performing product. Higher cost of goods as well as increased airfreight expenses were associated with reacting to this strategy as the Company elected to produce more goods in USA and Europe. This resulted in the Company accepting lower first quarter gross margins in exchange for lesser inventory exposure. Also, impacting the Company's first quarter gross margins was the level of promotional activities in the first quarter of 2002.

Selling, general and administrative (SG&A) expenses increased to $20,932 in 2002 from $17,415 in 2001. The increase in SG&A expenses was due primarily to a 30% increase in payroll, officers' bonuses and payroll-related expenses from $6,485 in 2001 to $8,447 in 2002. Also, selling, designing and licensing costs increased by 44% from $2,612 in 2001 to $3,770 in 2002. This was due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing and licensing activities. The expanded corporate office facilities resulted in an increase in occupancy, telephone, utilities, computer supplies and depreciation expenses by 15% from $3,486 in 2001 to $3,999 in 2002.

Income from operations for 2002 was $6,853, which represents an increase of $1,053 or 18% over the income from operations of $5,800 in 2001. Net income increased to $4,093 in 2002 from $3,650 in 2001.

Wholesale Divisions:
-------------------

Sales from the Steve Madden Women's Wholesale Division ("Madden Wholesale") accounted for $22,881 or 34%, and $23,076 or 43%, of total sales in 2002 and 2001, respectively. Gross profit as a percentage of sales decreased from 36% in 2001 to 32% in 2002. The decrease was primarily attributable to two factors. At both wholesale and retail, a "broad and shallow" assortment strategy was adopted, wherein open to buy dollars were reserved for in-season performing product. Higher cost of goods as well as increased airfreight expenses were associated with reacting to this strategy as the Company elected to produce more goods in USA and Europe. This resulted in the Company accepting lower first quarter gross margins in exchange for lesser inventory exposure. Also, impacting the Company's wholesale first quarter gross margins was the level of promotional activities in the first quarter of 2002. Operating expenses decreased to $6,003 in 2002 from $6,307 in 2001 due to decreases in advertising and marketing expenses. Madden Wholesale income from operations decreased to $1,654 in 2002 compared to income from operations of $2,323 in 2001.

Sales from l.e.i. Wholesale accounted for $11,575 or 17%, and $9,745 or 18%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including closed toe fashion casuals and fresh spring dress sandals. Gross profit as a percentage of sales remained the same in 2001 and 2002. Operating expenses increased to $2,778 in 2002 from $1,873 in 2001 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for l.e.i. Wholesale was $1,296 in 2002 compared to income from operations of $1,536 in 2001.

Sales from Madden Mens Wholesale accounted for $7,449 or 11%, and $910 or 2%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including euro casual and sport-active looks. Gross profit as a percentage of sales increased from 35% in 2001 to 37% in 2002 due to changes in product mix and balanced sourcing. Operating expenses increased to $1,401 in 2002 from $359 in 2001 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for Madden Mens Wholesale was $1,345 in 2002 compared to a loss from operations of $40 in 2001.

Sales from Diva Wholesale accounted for $2,485 or 4%, and $1,779 or 3%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including pointy toe dress shoes as well as sport active shoes. Gross profit as a percentage of sales increased from 30% in 2001 to 34% in 2002 due to changes in product mix and balanced sourcing. Operating expenses increased to $535 in 2002 from $387 in 2001 due to increases in payroll and payroll-related expenses. Additionally, selling and related expenses increased due to an increase in sales in the current period. Income from operations for Diva Wholesale was $304 in 2002 compared to income from operations of $149 in 2001.

Sales from Stevies Wholesale, accounted for $3,445 or 5%, and $2,793 or 5%, of total sales in 2002 and 2001, respectively. This increase in sales was primarily due to the growth in accounts such as Kids "R" Us and Nordstrom. Gross profit as a percentage of sales increased from 36% in 2001 to 38% in 2002 due to changes in product mix and balanced sourcing. Operating expenses increased to $745 in 2002 from $565 in 2001 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for Stevies Wholesale was $575 in 2002 compared to income from operations of $557 in 2001.

Retail Division:
---------------

Sales from the Retail Division accounted for $18,776 or 28% and $15,092 or 28% of total sales in 2002 and 2001, respectively. This increase in sales was due to the increase in the number of Steve Madden retail stores as well as an increase in comp store sales. During year 2001, the Company closed two of its least productive stores. As of March 31, 2002, there were 73 retail stores compared to 65 stores as of March 31, 2001. Same store sales for the quarter ended March 31, 2002 increased 14% over the same period 2001. This increase was achieved through a timely early transition to spring products and delivering fresh products to its stores early and replenishing in season. Gross profit as a percentage of sales decreased from 56% in 2001 to 55% in 2002 due to greater promotional activity at retail this quarter. Operating expenses for the Retail Division increased to $8,942 or 48% of sales in 2002 from $7,572 or 50% of sales in 2001. This increase in dollars was due to increases in payroll and payroll-related expenses and occupancy expenses as a result of opening additional stores since March 31, 2001. Income from operations for the Retail Division was $1,293 in 2002 compared to income from operations of $819 in 2001.

Adesso-Madden Division:
----------------------

Adesso-Madden, Inc. generated commission revenues of $914 for the three-month period ended March 31, 2002, which represents a 13% increase over commission revenues of $808 during the same period in 2001. This increase was primarily due to the growth in accounts such as Walmart and Target and the addition of children's products to the assortment mix. Operating expenses increased to $528 in 2002 from $352 in 2001 due to increases in payroll and payroll-related expenses. Income from operations for Adesso-Madden was $386 in 2002 compared to income from operations of $456 in 2001.

LICENSE AGREEMENTS

Revenues from licensing increased to $330 in the first quarter of 2002 from $326 in 2001. As of March 31, 2002, the Company had six license partners covering six product categories for its Steve Madden brand. Also, as of March 31, 2002, the Company had three license partners covering three product categories for its Stevies brand. The product categories include handbags, hosiery, sunglasses, eyewear, belts and outerwear.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $83,398 at March 31, 2002 compared to $62,917 in working capital at March 31, 2001, representing an increase of $20,481, which was primarily due to the Company's net income and proceeds received from the exercise of options.

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

OPERATING ACTIVITIES

During the three month period ended March 31, 2002, cash used for operating activities was $11,888. Uses of cash arose principally from an increase in factored accounts receivable of $13,560 and a decrease in accounts payables and accrued expenses of $5,702. Cash was provided principally by net income of $4,093 and a decrease in prepaid expenses and other assets of $2,213.

The Company leases office, showroom, warehouse and retail facilities under non-cancelable operating leases with terms expiring at various times through 2012. Future minimum annual lease payments under non-cancelable operating leases consist of the following at March 31:

         2002                                              $  7,172,000
         2003                                                 6,835,000
         2004                                                 6,752,000
         2005                                                 6,346,000
         2006                                                 6,329,000
         Thereafter                                          17,292,000
                                                           ------------

                                                           $ 50,726,000
                                                           ============

The Company has employment agreements with four key executives and its Creative and Design Chief as of March 31, 2002 providing for aggregate annual salaries of approximately $1,725 subject to annual bonuses and annual increases as may be determined by the Company's Board of Directors. In addition, as part of four of the employment agreements, the Company is committed to pay incentive bonuses based on income before interest, depreciation and taxes.

A significant portion of the Company's products are supplied from foreign manufacturers, the majority of which are located in Brazil, China, Italy and Spain. Although the Company has not entered into any manufacturing contracts with any of these foreign companies, the Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products if current suppliers need to be replaced. In addition, the Company currently makes approximately ninety-five percent (95%) of its purchases in U.S. dollars.

CAPITAL IMPROVEMENT ACTIVITIES

During the three month period ended March 31, 2002, the Company used cash of $711 primarily for leasehold improvements to its corporate office space and for a new point of sale computer system for the retail stores.

FINANCING ACTIVITIES

During the three month period ended March 31, 2002, the Company received $1,835 from the sale of its common stock in connection with the exercise of stock options.

OTHER CONSIDERATIONS

Dependence on Key Personnel. Although the Company has strengthened its senior management team, the Company is dependent, in particular, upon the services of Steven Madden, its current Creative and Design Chief and former Chairman and Chief Executive Officer. On June 20, 2000, Mr. Madden was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 21, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office, pursuant to which he pled guilty to four of the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden has agreed to serve as the Company's Creative and Design Chief, a non-executive position. On April 4, 2002, Mr. Madden was sentenced in the United States District Court for the Southern district of New York to forty-one (41) months imprisonment in connection with two of the federal charges to which he pled guilty. On May 3, 2002, Mr. Madden was sentenced in the United States District Court for the Eastern District of New York to forty-one (41) months imprisonment in connection with the remaining two charges to which he pled guilty. The sentences will run concurrently. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors.

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

Impact of Foreign Manufacturers. Substantially all of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the three month period ended March 31, 2002, approximately 85% of the Company's products were purchased from sources outside the United States, including China, Brazil, Italy and Spain.

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

Expansion of Retail Business. The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), David Aaron(R), Stevies, Steve Madden Mens and l.e.i.(R) brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. The Company plans to open approximately eight to ten (8-10) Steve Madden retail stores in 2002. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with existing stores. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results will increase or not decrease in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

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

Outstanding Options. As of April 30, 2002, the Company had outstanding options to purchase an aggregate of approximately 2,032,000 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the options. Further, while its options are outstanding, they may adversely affect the terms in which the Company could obtain additional capital.

                                     Part II

ITEM 1.  LEGAL PROCEEDINGS.

Except as set forth below, no material legal proceedings are pending to which the Company or any of its property is subject.

On June 20, 2000, Steven Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 21, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office, pursuant to which he pled guilty to four of the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden has agreed to serve as the Company's Creative and Design Chief, a non-executive position. On April 4, 2002, Mr. Madden was sentenced in the United States District Court for the Southern District of New York to forty-one (41) months imprisonment in connection with two of the federal charges to which he pled guilty. On May 3, 2002, Mr. Madden was sentenced in the United States District Court for the Eastern District of New York to forty-one
(41) months imprisonment in connection with the remaining two charges to which he pled guilty. The sentences will run concurrently. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors.

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

Class Action:
------------

Between June and August 2000, eight putative securities fraud class action lawsuits were commenced in the United States District Court for the Eastern District of New York against the Company, Steven Madden and, in five of the actions, Rhonda J. Brown (the former President and a former director of the Company) and Arvind Dharia. These actions are captioned: Wilner v. Steven Madden, Ltd., et al., 00 CV 3676 (filed June 21, 2000); Connor v. Steven Madden, et al., 00 CV 3709 (filed June 22, 2000); Blumenthal v. Steven Madden, Ltd., et al., 00 CV 3709 (filed June 23, 2000); Curry v. Steven Madden, Ltd., et al., 00 CV 3766 (filed June 26, 2000); Dempster v. Steven Madden Ltd., et al., 00 CV

3702 (filed June 30, 2000); Salafia v. Steven Madden, Ltd., et al., 00 CV 4289 (filed July 24, 2000); Fahey v. Steven Madden, Ltd., et al., 00 CV 4712 (filed August 11, 2000); Process Engineering Services, Inc. v. Steven Madden, Ltd., et al., 00 CV 5002 (filed August 22, 2000). By Order dated December 8, 2000, the Court consolidated these eight actions, appointed Process Engineering, Inc., Michael Fasci and Mark and Libby Adams as lead plaintiffs and approved their selection of lead counsel. On or about February 26, 2001, Plaintiffs filed a Consolidated Amended Complaint. On or about October 31, 2001, plaintiffs filed a Second Consolidated Amended Class Action Complaint. The pleading names the Company, Steven Madden, Rhonda J. Brown and Arvind Dharia as defendants. It principally alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the 1934 Act by issuing false and misleading statements, and failing to disclose material adverse information, generally relating to matters arising from Mr. Madden's June 2000 indictment. The plaintiffs seek an unspecified amount of damages, costs and expenses on behalf of themselves and all other purchasers of the Company's common stock during the period June 21, 1997 through June 20, 2000. On November 30, 2001, all of the defendants served motions to dismiss the Consolidated Amended Complaint. The motions were fully briefed on January 14, 2002. Since that time, a settlement in principle of these actions has been reached, subject to execution of definitive settlement documentation, notice to class members, a hearing and approval by the District Court. The tentative settlement is within the limits of the Company's insurance coverage.

Shareholder Derivative Actions:
------------------------------

On or about September 26, 2000, a putative shareholder derivative action was commenced in the United States District Court for the Eastern District of New York, captioned Herrera v. Steven Madden and Steven Madden, Ltd., 00 CV 5803
(JG). The Company is named as a nominal defendant in the action. The complaint seeks to recover alleged damages on behalf of the Company from Mr. Madden arising from his June 2000 indictment and to require him to disgorge certain profits, bonuses and stock option grants he received. On January 3, 2001, plaintiff filed an Amended Shareholder's Derivative Complaint. On February 2, 2001, both the Company and Mr. Madden filed motions to dismiss the Amended Complaint because of plaintiff's failure to make a pre-litigation demand upon the Company's board of directors. On October 1, 2001, plaintiff filed a Second Amended Complaint. On November 2, 2001, the Company filed a motion to dismiss this pleading on grounds that plaintiff had failed to make a pre-litigation demand upon the Company's board of directors. On February 7, 2002, the Magistrate Judge filed a Report recommending that the Company's motion to dismiss be denied. The Company filed its objections to the Report on March 4, 2002. On March 22, 2002, the District Judge entered an order adopting the Magistrate Judge's report and recommendation in full. Since that time, an agreement in principle has been reached to resolve all claims in this action, subject to execution of definitive documentation, such notice to the Company's shareholders (if any) as may be required by the District Court, and approval by the District Court. The Company believes, after consultation with counsel, that its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance as supplemented by the loss mitigation policy described above.

On or about November 28, 2001, a purported shareholder derivative complaint was filed in the United States District Court for the Eastern District of New York, captioned Herrera v. Karson, et al., 00 CV 7868. Named as defendants therein are the Company (as nominal defendant) and certain of the Company's present and/or former directors. The complaint alleges that the individual defendants breached their fiduciary duties to the Company in connection with a decision by the Board of Directors of the Company to enter into an employment agreement with Mr. Steven Madden in or about May 2001. The complaint seeks declaratory and other equitable relief, as well as an unspecified amount of compensatory damages, costs and expenses. On or about February 1, 2002, plaintiff filed an Amended Shareholder Derivative Complaint (the "Amended Complaint"). The Amended Complaint contains substantially the same allegations and names the same defendants as the original complaint. Since that time, an agreement in principle has been reached to resolve all claims in this action, subject to execution of definitive documentation, such notice to the Company's shareholders (if any) as may be required by the District Court, and approval by the District Court. The Company believes, after consultation with counsel, that its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance as supplemented by the loss mitigation policy described above.

SEC Investigation:
-----------------

On March 14, 2001, the Company became aware that the Securities and Exchange Commission had issued a formal order of investigation with respect to trading in the Company's securities.

Other Actions:
-------------

On or about September 17, 2001, an action was commenced against the Company in the Supreme Court, Queens County, captioned Mitch Stewart v. Steven Madden, Ltd. Mr. Stewart is a former independent contractor for the Company. The complaint seeks damages of approximately $1.3 million for breach of contract. On December 20, 2001, the Company answered the complaint, denying the allegations and asserting various affirmative defenses. On January 25, 2002, the plaintiff filed a motion for partial summary judgement, which is pending. On April 4, 2002, the Company filed a motion for partial summary judgement, which is also pending. The Company believes that it has substantial defenses to the claims asserted in the lawsuit.

On or about November 29, 2001, an action was commenced against the Company for breach of contract in the United States District Court, Eastern District of Texas, captioned Lina Enterprises v. Steven Madden, Ltd. Lina is a former independent contractor for the Company. The complaint seeks damages for breach of contract. The complaint does not specify the amount of damages being sought, but alleges that they are greater than $75,000. On March 13, 2002, the Company filed a motion to dismiss the complaint. On April 4, 2002, the plaintiff cross-moved for summary judgement. The Company believes that it has substantial defenses to the claims asserted in the lawsuit.

On or about January 22, 2002, an action was commenced against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steven Madden, Ltd. and Steve Madden Retail, Inc. The complaint seeks injunctive and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices. The Company believes that it has substantial defenses to the claims asserted in the lawsuit.

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


DATE: May 13, 2002