Form 10-Q
period 2002-06-30
MADDEN STEVEN LTD
filed 2002-08-14
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

                               Yes [X]     No [ ]


    Class                                      Outstanding as of August 12, 2002
Common Stock                                              12,697,105

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                  June 30, 2002


                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION
ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets .....................................    3

          Consolidated Statements of Operations ...........................    4

          Consolidated Statements of Cash Flows ...........................    5

          Notes to condensed Consolidated Financial Statements ............    6


ITEM 2.   Management's Discussion and Analysis
          Of Financial Condition and Results of Operations ................    9

PART II - OTHER INFORMATION
ITEM 1.   Legal Proceedings ...............................................   24

ITEM 4.   Submission of Matters to a Vote of Security Holders .............   24

ITEM 6.   Exhibits and Reports on Form 8-K ................................   25

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Consolidated Balance Sheets
(in thousands)


                                                                            June 30,   December 31,
                                                                              2002         2001
                                                                           ---------    ---------
                                                                          (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                               $  25,332    $  50,179
   Marketable securities                                                       3,501
   Accounts receivable - net of allowances of $306 and $257                    2,814        2,072
   Due from factor - net of allowances of $1,593 and $1,387                   43,404       22,783
   Inventories                                                                24,817       15,818
   Prepaid expenses and other current assets                                   1,677          836
   Prepaid taxes                                                               1,487        7,911
   Deferred taxes                                                              1,223        1,223
                                                                           ---------    ---------

        Total current assets                                                 104,255      100,822

Marketable securities                                                         12,671
Property and equipment, net                                                   15,665       15,707
Deferred taxes                                                                 3,019        3,019
Deposits and other                                                               297          248
Cost in excess of fair value of net assets acquired - net of accumulated
   amortization of $714                                                        2,066        2,066
                                                                           ---------    ---------

                                                                           $ 137,973    $ 121,862
                                                                           =========    =========

LIABILITIES
Current liabilities:
   Current portion of lease payable                                        $      21    $      43
   Accounts payable                                                           13,337        6,836
   Accrued expenses                                                            5,434       10,898
   Accrued bonuses                                                             1,323          412
                                                                           ---------    ---------

        Total current liabilities                                             20,115       18,189

Deferred rent                                                                  1,420        1,299
Lease payable, less current portion                                                            14
                                                                           ---------    ---------

                                                                              21,535       19,502
                                                                           ---------    ---------

Contingencies (Note D)

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value, 60,000 shares authorized, 12,694
   and 12,194 outstanding                                                          1            1
Additional paid-in capital                                                    66,351       60,643
Retained earnings                                                             60,237       50,881
Unearned compensation                                                         (2,160)      (1,174)
Treasury stock at cost - 1,245 shares                                         (7,991)      (7,991)
                                                                           ---------    ---------

                                                                             116,438      102,360
                                                                           ---------    ---------

                                                                           $ 137,973    $ 121,862
                                                                           =========    =========

See notes to financial statements                                                               3

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)


                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                               ----------------------    ----------------------
                                                  2002         2001         2002         2001
                                               ---------    ---------    ---------    ---------

Net sales:
   Wholesale                                   $  65,742    $  39,494    $ 113,577    $  77,797
   Retail                                         22,369       20,069       41,145       35,161
                                               ---------    ---------    ---------    ---------

                                                  88,111       59,563      154,722      112,958
                                               ---------    ---------    ---------    ---------

Cost of sales:
   Wholesale                                      44,607       25,355       76,136       49,968
   Retail                                         10,520        8,890       19,061       15,591
                                               ---------    ---------    ---------    ---------

                                                  55,127       34,245       95,197       65,559
                                               ---------    ---------    ---------    ---------

Gross profit                                      32,984       25,318       59,525       47,399
Commission and licensing fee income                1,574        1,235        2,818        2,369
Operating expenses                               (25,602)     (19,226)     (46,534)     (36,641)
                                               ---------    ---------    ---------    ---------

Income from operations                             8,956        7,327       15,809       13,127
Interest income, net                                 218                       422          843
                                               ---------    ---------    ---------    ---------

Income before provision for income taxes           9,174        7,669       16,231       13,970
Provision for income taxes                         3,912        3,246        6,876        5,897
                                               ---------    ---------    ---------    ---------

Net income                                     $   5,262    $   4,423    $   9,355    $   8,073
                                               =========    =========    =========    =========

Basic income per share                           $ .42        $ .38        $ .75        $ .71
                                                 =====        =====        =====        =====

Diluted income per share                         $ .38        $ .34        $ .68        $ .63
                                                 =====        =====        =====        =====

Weighted average common shares outstanding -
   basic                                          12,571       11,496       12,464       11,329
Effect of dilutive securities - options            1,221        1,567        1,211        1,463
                                               ---------    ---------    ---------    ---------

Weighted average common shares outstanding -
   diluted                                        13,792       13,063       13,675       12,792
                                               =========    =========    =========    =========


See notes to financial statements                                                             4

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Consolidated Statements of Cash Flows
(unaudited)
(in thousands)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                   --------------------
                                                                                     2002        2001
                                                                                   --------    --------

Cash flows from operating activities:
   Net income                                                                      $  9,355    $  8,073
   Adjustments to reconcile net income to net cash used in operating activities:
      Issuance of equity compensation                                                               655
      Depreciation and amortization                                                   1,658       1,739
      Deferred compensation                                                             966          64
      Provision for bad debts                                                           255        (106)
      Deferred rent expense                                                             121          82
      Changes in:
         Accounts receivable                                                           (791)      1,412
         Due from factor                                                            (20,827)    (13,132)
         Inventories                                                                 (8,999)     (4,207)
         Prepaid expenses and other assets                                            5,533      (1,701)
         Accounts payable and accrued expenses                                        1,951      (3,970)
                                                                                   --------    --------

            Net cash used in operating activities                                   (10,778)    (11,091)
                                                                                   --------    --------

Cash flows from investing activities:
   Purchase of property and equipment                                                (1,616)     (1,245)
   Purchases of marketable securities                                               (16,173)
                                                                                   --------    --------

            Net cash used in investing activities                                   (17,789)     (1,245)
                                                                                   --------    --------

Cash flows from financing activities:
   Proceeds from options and warrants exercised                                       3,756       3,983
   Repayments of lease obligations                                                      (36)        (57)
                                                                                   --------    --------

            Net cash provided by financing activities                                 3,720       3,926
                                                                                   --------    --------

Net decrease in cash and cash equivalents                                           (24,847)     (8,410)
Cash and cash equivalents - beginning of year                                        50,179      35,259
                                                                                   --------    --------

Cash and cash equivalents - end of year                                            $ 25,332    $ 26,849
                                                                                   ========    ========

See notes to financial statements                                                                     5

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
June 30, 2002


NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") as of June 30, 2002, and the results of their operations and cash flows for the six and three-month periods then ended. The results of operations for the six and three-month period ended June 30, 2002 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2001 included in the Annual Report of Steven Madden, Ltd. on Form 10-K.


NOTE B - INVENTORIES

Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market.


NOTE C - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Diluted income per share also reflects the vested portion of shares granted to employees which have not yet been issued.


NOTE D - PENDING LITIGATION

[1]      Indictment:

         On June 20, 2000, Steven Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated
         Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 21, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office, pursuant to which he pled guilty to four of the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden has agreed to serve as the Company's Creative and Design Chief, a non-executive position. On April 4, 2002 Mr. Madden was sentenced in the United States District Court for the Southern District of New York to forty-one (41) months imprisonment in connection with two of the federal charges to which he pled guilty. On May 3, 2002, Mr. Madden was sentenced in the United States District Court for the Eastern District of New York to forty-one (41) months imprisonment in connection with the remaining two charges to which he pled guilty. The sentences will run concurrently. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
June 30, 2002


NOTE D - PENDING LITIGATION  (CONTINUED)

[1]      Indictment: (continued)

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

[3]      Shareholder derivative actions:

         On or about September 26, 2000, a putative shareholder derivative action was commenced in the United States District Court for the Eastern District of New York, captioned, Herrera v. Steven Madden and Steven Madden, Ltd., 00 CV 5803 (JC). The Company is named as a nominal defendant in the action. An agreement in principle has been reached to resolve all claims in this action, subject to execution of definitive documentation, such notice to the Company's shareholders (if any) as may be required by the District Court, and approval by the District Court. The Company believes, after consultation with counsel, that a portion of its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance as supplemented by the loss mitigation policy described above.

         On or about November 28, 2001, a purported shareholder derivative complaint was filed in the United States District Court for the Eastern District of New York, captioned Herrera v. Karson, et al., 00 CV 7868. Named as defendants therein are the Company (as nominal defendant) and certain of the Company's present and/or former directors. An agreement in principle has been reached to resolve all claims in this action, subject to execution of definitive documentation, such notice to the Company's shareholders (if any) as may be required by the District Court, and approval by the District Court. The Company believes, after consultation with counsel, that a portion of its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance as supplemented by the loss mitigation policy described above.

         The Company and certain of the Company's present and/or former directors have been named in an action commenced in the United States District Court for the Eastern District of New York by the Safeco Surplus Lines Insurance Company captioned, Safeco Surplus Lines Ins. Co. v. Steven Madden Ltd., et al. The complaint principally seeks rescission of the excess insurance policy issued by Safeco to the Company for the February 4, 2000 to June 13, 2001 period and an order declaring that Safeco does not owe any indemnity obligation to the Company or any of its officers and directors in connection with the putative shareholder class action and derivative cases referred to above.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
June 30, 2002


NOTE D - PENDING LITIGATION  (CONTINUED)

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

[5]      Other actions:

         On or about September 17, 2001, an action was commenced against the Company in the Supreme Court, Queens County, captioned Mitch Stewart v. Steven Madden, Ltd. Mr. Stewart is a former independent contractor for the Company. This matter has been settled for $250,000 and the lawsuit has been discontinued with prejudice.

         On or about November 29, 2001, an action was commenced against the Company for breach of contract in the United States District Court, Eastern District of Texas, captioned Lina Enterprises v. Steven Madden, Ltd. Lina is a former independent contractor for the Company. This matter has been settled for a nominal amount and the lawsuit has been discontinued with prejudice.

         On or about January 22, 2002, an action was commenced against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steven Madden, Ltd. and Steve Madden Retail, Inc. The complaint seeks injunctive and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices. The Company believes that it has substantial defenses to the claims asserted in the lawsuit and has filed a motion to dismiss the complaint in lieu of an answer. The ultimate outcome of this matter cannot be presently determined.

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

The following table sets forth information on operations for the periods indicated:


                             Percentage of Net Sales
                             -----------------------
                                Six Months Ended
                                ----------------
                                     June 30
                                     -------
                                ($ in thousands)

Consolidated:                          2002              2001
------------                           ----              ----

Net Sales                            $154,722   100%   $112,958   100%
Cost of Sales                          95,197    62      65,559    58
Other Operating Income                  2,818     2       2,369     2
Operating Expenses                     46,534    30      36,641    32
Income from Operations                 15,809    10      13,127    12
Interest and Other Income Net             422     0         843     1
Income Before Income Taxes             16,231    10      13,970    12
Net Income                              9,355     6       8,073     7

                             Percentage of Net Sales
                             -----------------------
                                Six Months Ended
                                ----------------
                                     June 30
                                     -------
                                ($ in thousands)

By Segment                             2002              2001
                                       ----              ----

WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
Net Sales                            $ 54,213   100%   $ 47,684   100%
Cost of Sales                          37,786    70      30,195    63
Other Operating Income                    660     1         532     1
Operating Expenses                     13,350    25      12,251    26
Income from Operations                  3,737     7       5,770    12

l.e.i. Footwear:
----------------
Net Sales                            $ 26,557   100%   $ 18,801   100%
Cost of sales                          17,232    65      12,064    64
Operating Expenses                      6,444    24       4,209    22
Income from Operations                  2,881    11       2,528    13

Madden Mens:
------------
Net Sales                            $ 20,614   100%   $  2,790   100%
Cost of sales                          13,237    64       1,838    66
Operating Expenses                      4,106    20         979    35
Income (Loss) from Operations           3,271    16         (27)   (1)

Diva Acquisition Corp:
----------------------
Net Sales                            $  5,185   100%   $  3,630   100%
Cost of sales                           3,467    67       2,767    76
Operating Expenses                      1,298    25         792    22
Income from Operations                    420     8          71     2

Stevies Inc.:
-------------
Net Sales                            $  7,008   100%   $  4,892   100%
Cost of sales                           4,414    63       3,104    63
Other Operating Income                     38     1         207     4
Operating Expenses                      1,491    21       1,112    23
Income from Operations                  1,141    16         883    18

STEVEN MADDEN RETAIL INC.:
--------------------------

Net Sales                            $ 41,145   100%   $ 35,161   100%
Cost of Sales                          19,061    46      15,591    44
Operating Expenses                     18,712    45      16,458    47
Income from Operations                  3,372     8       3,112     9

                             Percentage of Net Sales
                             -----------------------
                                Six Months Ended
                                ----------------
                                     June 30
                                     -------
                                ($ in thousands)

By Segment (Continued)

ADESSO MADDEN INC.:                    2002              2000
-------------------                    ----              ----
(FIRST COST)

Other Operating Revenue              $  2,120   100%   $  1,630   100%
Operating Expenses                      1,133    53         840    52
Income from Operations                    987    47         790    48

                             Percentage of Net Sales
                             -----------------------
                               Three Months Ended
                               ------------------
                                     June 30
                                     -------
                                ($ in thousands)

                                       2002              2001
                                       ----              ----

Consolidated:
-------------

Net Sales                            $ 88,111   100%   $ 59,563   100%
Cost of Sales                          55,127    63      34,245    57
Other Operating Income                  1,574     2       1,235     2
Operating Expenses                     25,602    29      19,226    32
Income from Operations                  8,956    10       7,327    12
Interest and Other Income Net             218     0         342     1
Income Before Income Taxes              9,174    10       7,669    13
Net Income                              5,262     6       4,423     7

By Segment

WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
------------------
Net Sales                            $ 31,332   100%   $ 24,608   100%
Cost of sales                          22,241    71      15,527    63
Other Operating Income                    339     1         310     1
Operating Expenses                      7,347    23       5,944    24
Income from Operations                  2,083     7       3,447    14

l.e.i. Footwear:
----------------
Net Sales                            $ 14,982   100%   $  9,056   100%
Cost of sales                           9,731    65       5,728    63
Operating Expenses                      3,666    24       2,336    26
Income from Operations                  1,585    11         992    11

Madden Mens:
------------
Net Sales                            $ 13,165   100%   $  1,880   100%
Cost of sales                           8,534    65       1,247    66
Operating Expenses                      2,705    21         620    33
Income from Operations                  1,926    15          13     1

Diva Acquisition Corp.:
-----------------------
Net Sales                            $  2,700   100%   $  1,851   100%
Cost of sales                           1,821    67       1,524    82
Operating Expenses                        763    28         405    22
Income (Loss) from Operations             116     4         (78)   (4)

Stevies Inc.:
-------------
Net Sales                            $  3,563   100%   $  2,099   100%
Cost of Sales                           2,280    64       1,329    63
Other Operating Income                     29     1         103     5
Operating Expenses                        746    21         547    26
Income from Operations                    566    16         326    16

                             Percentage of Net Sales
                             -----------------------
                               Three Months Ended
                               ------------------
                                     June 30
                                     -------
                                ($ in thousands)

By Segment (Continued)

Steven Madden Retail Inc.:             2002              2001
--------------------------             ----              ----

Net Sales                            $ 22,369   100%   $ 20,069   100%
Cost of Sales                          10,520    47       8,890    44
Operating Expenses                      9,770    44       8,886    44
Income from Operations                  2,079     9       2,293    11

ADESSO MADDEN INC.:
-------------------
(FIRST COST)

Other Operating Revenue              $  1,206   100%   $    822   100%
Operating Expenses                        605    50         488    59
Income from Operations                    601    50         334    41



RESULTS OF OPERATIONS
($ in thousands)
Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001
Consolidated:
------------

Sales for the six-month period ended June 30, 2002 were $154,722 or 37% higher than the $112,958 in the comparable period of 2001. The increase in sales was primarily due to a 639% increase in sales from the Madden Mens Wholesale Division ("Madden Mens Wholesale"), which commenced shipping in the first quarter of 2001 and double digit percentage gains in our other divisions due to an increase in the Company's brand recognition.

Consolidated gross profit as a percentage of sales decreased from 42% in 2001 to 38% in 2002. The decrease was due to several factors including the fact that a "broad and shallow" assortment strategy was adopted at both wholesale and retail, wherein open to buy dollars were reserved for in-season performing product. In connection with this strategy, the Company produced more goods in the USA and Europe, which resulted in a higher cost of goods and increased airfreight expenses. Also, contributing to the decrease in the Company's first six months of 2002 gross margins was the fact that the Company's retail division, with its attendant greater gross margins, represented a smaller percentage of the Company's overall business for the six-month period ended June 30, 2002 (retail represented 27% of the total net sales in 2002 vs. 31% in 2001). Additionally, the Company took action earlier in 2002 than in 2001 to clear under-performing inventories at lower gross margins in both retail and wholesale.

Selling, general and administrative (SG&A) expenses increased to $46,534 in 2002 from $36,641 in 2001. The increase in SG&A expenses was due primarily to a 26% increase in payroll, officers' and employee bonuses and payroll-related expenses from $14,279 in 2001 to $17,994 in 2002. Also, the Company focused its efforts on advertising and marketing by increasing those expenses by 16% from $2,650 in 2001 to $3,070 in 2002. Additionally, selling, designing and licensing costs increased by 50% from $5,920 in 2001 to $8,889 in 2002. This was due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing and licensing activities. The expansion of the Company's corporate office facilities resulted in an increase in occupancy, telephone, utilities and office related expenses by 20% from $5,678 in 2001 to $6,839 in 2002.

Income from operations for 2002 was $15,809, which represents an increase of $2,682 or 20% over the income from operations of $13,127 in 2001. Net income increased by 16% to $9,355 in 2002 from $8,073 in 2001.

Wholesale Divisions:
-------------------

Sales from the Steve Madden Women's Wholesale Division ("Madden Women's Wholesale") accounted for $54,213 or 35%, and $47,684 or 42%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including dress sandals, open-back euro casuals and pointy pumps. Gross profit as a percentage of sales decreased from 37% in 2001 to 30% in 2002. The decrease was due to several factors. At wholesale, a "broad and shallow" assortment strategy was adopted, wherein open to buy dollars were reserved for in-season performing product. In connection with this strategy, the Company produced more goods in the USA and Europe, which resulted in a higher cost of goods and increased airfreight expenses. Additionally, the Company took action earlier in 2002 than in 2001 to clear under-performing inventories at lower gross margins in wholesale. Operating expenses increased to $13,350 in 2002 from $12,251 in 2001 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Madden Women's Wholesale income from operations decreased to $3,737 in 2002 compared to income from operations of $5,770 in 2001.

Sales from l.e.i. Wholesale accounted for $26,557 or 17%, and $18,801 or 17%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including closed toe fashion casuals and fresh spring dress sandals. The increase in sales was also driven by the addition of new accounts with retailers including The Bon Marche, Dayton Hudson, Stage Stores and Foot Action. Gross profit as a percentage of sales decreased from 36% in 2001 to 35% in 2002, due to an increase in the level of promotional activity in the first and second quarters of 2002. Operating expenses increased to $6,444 in 2002 from $4,209 in 2001 due to increases in payroll and payroll-related expenses. Additionally, selling expenses increased due to an increase in sales in the current period. Income from operations for l.e.i. Wholesale increased to $2,881 in 2002 from $2,528 in 2001.

Sales from Madden Mens Wholesale which commenced shipping in the first quarter of 2001 accounted for $20,614 or 13%, and $2,790 or 2%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including euro casual and sport-active looks. Gross profit as a percentage of sales increased from 34% in 2001 to 36% in 2002 due to changes in product mix and balanced sourcing. Operating expenses increased to $4,106 in 2002 from $979 in 2001 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for Madden Mens Wholesale was $3,271 in 2002 compared to a loss from operations of $27 in 2001.

Sales from Diva Wholesale accounted for $5,185 or 3%, and $3,630 or 3%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including pointy toe dress shoes, sport active shoes, sandals and driving mocs. Gross profit as a percentage of sales increased from 24% in 2001 to 33% in 2002 due to changes in product mix and balanced sourcing. Operating expenses increased to $1,298 in 2002 from $792 in 2001 due to increases in payroll and payroll-related expenses. Additionally, selling and related expenses increased due to an increase in sales in the current period. Income from operations for Diva Wholesale was $420 in 2002 compared to income from operations of $71 in 2001.

Sales from Stevies Wholesale, accounted for $7,008 or 5%, and $4,892 or 4%, of total sales in 2002 and 2001, respectively. This increase in sales was primarily due to the growth in accounts such as Kids "R" Us and Nordstrom. Gross profit as a percentage of sales remained the same in 2001 and 2002. Operating expenses increased to $1,491 in 2002 from $1,112 in 2001 due to increases in payroll and payroll-related expenses. Additionally, selling and related expenses increased due to an increase in sales in the current period. Income from operations for Stevies Wholesale was $1,141 in 2002 compared to income from operations of $883 in 2001.

Retail Division:
---------------

Sales from the Retail Division accounted for $41,145 or 27% and $35,161 or 31% of total sales in 2002 and 2001, respectively. This increase in sales was due to the increase in the number of Steve Madden retail stores as well as an increase in same store sales. During 2001 and 2002, the Company closed three of its least productive stores. As of June 30, 2002, there were 74 retail stores compared to 67 stores as of June 30, 2001. Same store sales for the six-month period ended June 30, 2002 increased 9% over the same period of 2001. This increase was achieved through the early delivery of fresh products to the Company's stores and replenishing in season. Gross profit as a percentage of sales decreased from 56% in 2001 to 54% in 2002 due to greater promotional activity at retail this year. Operating expenses for the Retail Division increased to $18,712 or 45% of sales in 2002 from $16,458 or 47% of sales in 2001. This increase in dollars was due to increases in payroll and payroll-related expenses and occupancy expenses as a result of opening additional stores since June 30, 2001. Income from operations for the Retail Division was $3,372 in 2002 compared to income from operations of $3,112 in 2001.

Adesso-Madden Division:
----------------------

Adesso-Madden, Inc. generated commission revenues of $2,120 for the six-month period ended June 30, 2002, which represents a 30% increase over commission revenues of $1,630 during the same period in 2001. This increase was primarily due to the growth in accounts such as Wal-Mart and Target and the addition of children's products to the assortment mix. Operating expenses increased to $1,133 in 2002 from $840 in 2001 due to increases in payroll and payroll-related expenses. Income from operations for Adesso-Madden was $987 in 2002 compared to income from operations of $790 in 2001.

Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001
Consolidated:
------------

Sales for the three-month period ended June 30, 2002 were $88,111 or 48% higher than the $59,563 in the comparable period of 2001. The increase in sales was primarily due to a 600% increase in sales from Madden Mens Wholesale and double digit percentage gains in our other divisions due to an increase in the Company's brand recognition.

Consolidated gross profit as a percentage of sales decreased from 43% in 2001 to 37% in 2002. The decrease was due to several factors including the fact that a "broad and shallow" assortment strategy was adopted at both wholesale and retail, wherein open to buy dollars were reserved for in-season performing product. In connection with this strategy, the Company produced more goods in the USA and Europe, which resulted in a higher cost of goods and increased airfreight expenses. Also, contributing to the decrease in the Company's second quarter of 2002 gross margins was the fact that the Company's retail division, with its attendant greater gross margins, represented a smaller percentage of the Company's overall business for the three-month period ended June 30, 2002 (retail represented 25% of the total net sales in 2002 vs. 34% in 2001). Additionally, the Company took action earlier in 2002 than in 2001 to clear under-performing inventories at lower gross margins in both retail and wholesale.

Selling, general and administrative (SG&A) expenses increased to $25,602 in 2002 from $19,226 in 2001. The increase in SG&A expenses was due primarily to a 23% increase in payroll, officers' and employee bonuses and payroll-related expenses from $7,794 in 2001 to $9,548 in 2002. Also, the Company focused its efforts on advertising and marketing by increasing those expenses by 89% from $1,041 in 2001 to $1,970 in 2002. Additionally, selling, designing and licensing costs increased by 55% from $3,309 in 2001 to $5,120 in 2002. This was due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing and licensing activities. The expansion of the Company's corporate office and warehouse facilities resulted in an increase in occupancy, telephone, utilities, warehouse, and office related expenses by 24% from $3,482 in 2001 to $4,309 in 2002.

Income from operations for 2002 was $8,956, which represents an increase of $1,629 or 22% over the income from operations of $7,327 in 2001. Net income increased by 19% to $5,262 in 2002 from $4,423 in 2001.

Wholesale Divisions:
-------------------

Sales from Steve Madden Women's Wholesale accounted for $31,332 or 36%, and $24,608 or 41%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including dress sandals, open-back euro casuals and pointy pumps. Gross profit as a percentage of sales decreased from 37% in 2001 to 29% in 2002. The decrease was due several factors. At wholesale, a "broad and shallow" assortment strategy was adopted, wherein open to buy dollars were reserved for in-season performing product. In connection with this strategy, the Company produced more goods in the USA and Europe, which resulted in a higher cost of goods and increased airfreight expenses. Additionally, the Company took action earlier in 2002 than in 2001 to clear under-performing inventories at lower gross margins in wholesale. Operating expenses increased to $7,347 in 2002 from $5,944 in 2001 due to increases in payroll and payroll-related expenses. Also, advertising and marketing expenses increased due to the Company's expanded marketing strategy. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Madden Women's Wholesale income from operations decreased to $2,083 in 2002 compared to income from operations of $3,447 in 2001.

Sales from l.e.i. Wholesale accounted for $14,982 or 17%, and $9,056 or 15%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the addition of new accounts with retailers including The Bon Marche, Dayton Hudson, Stage Stores and Foot Action. The increase in sales was also driven by the sales of key styles including closed toe fashion casuals and fresh spring dress sandals. Gross profit as a percentage of sales decreased from 37% in 2001 to 35% in 2002, due to an increase in the level of promotional activity in the second quarter of

2002. Operating expenses increased to $3,666 in 2002 from $2,336 in 2001 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for l.e.i. Wholesale increased to $1,585 in 2002 from $992 in 2001.

Sales from Madden Mens Wholesale accounted for $13,165 or 15%, and $1,880 or 3%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including euro casual and sport-active looks. Gross profit as a percentage of sales increased from 34% in 2001 to 35% in 2002 due to improved sourcing leverage. Operating expenses increased to $2,705 in 2002 from $620 in 2001 due to increases in payroll and payroll-related expenses. Also, advertising and marketing expenses increased due to the Company's expanded marketing strategy. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for Madden Mens Wholesale was $1,926 in 2002 compared to income from operations of $13 in 2001.

Sales from Diva Wholesale accounted for $2,700 or 3%, and $1,851 or 3%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including sandals and driving mocs. Gross profit as a percentage of sales increased from 18% in 2001 to 33% in 2002 due to changes in product mix and balanced sourcing. Operating expenses increased to $763 in 2002 from $405 in 2001 due to increases in payroll and payroll-related expenses. Additionally, selling and related expenses increased due to an increase in sales in the current period. Income from operations for Diva Wholesale was $116 in 2002 compared to a loss from operations of $78 in 2001.

Sales from Stevies Wholesale, accounted for $3,563 or 4%, and $2,099 or 4%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including sandals with raffia uppers, fashion EVA's and dress shoes. The increase in sales was also driven by the growth in accounts such as Kids "R" Us and Nordstrom. Gross profit as a percentage of sales decreased from 37% in 2001 to 36% in 2002, due to an increase in the level of promotional activity in the second quarter of 2002. Operating expenses increased to $746 in 2002 from $547 in 2001 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for Stevies Wholesale was $566 in 2002 compared to income from operations of $326 in 2001.

Retail Division:
---------------

Sales from the Retail Division accounted for $22,369 or 25% and $20,069 or 34% of total sales in 2002 and 2001, respectively. This increase in sales was due to the increase in the number of Steve Madden retail stores as well as an increase in same store sales. During 2001 and 2002, the Company closed three of its least productive stores. As of June 30, 2002, there were 74 retail stores compared to 67 stores as of June 30, 2001. Same store sales for the quarter ended June 30, 2002 increased 5% over the same period of 2001. This increase was achieved through the early delivery of fresh products to the Company's stores and replenishing in season. Gross profit as a percentage of sales decreased from 56% in 2001 to 53% in 2002, due to greater promotional activity at retail this quarter. Operating expenses for the Retail Division increased to $9,770 or 44% of sales in 2002 from $8,886 or 44% of sales in 2001. This increase in dollars was due to increases in payroll and payroll-related expenses and occupancy expenses as a result of opening additional stores since June 30, 2001. Income from operations for the Retail Division was $2,079 in 2002 compared to income from operations of $2,293 in 2001.

Adesso-Madden Division:
----------------------

Adesso-Madden, Inc. generated commission revenues of $1,206 for the three-month period ended June 30, 2002, which represents a 47% increase over commission revenues of $822 during the same period in 2001. This increase was primarily due to the growth in accounts such as Wal-Mart and Target and the addition of children's products to the assortment mix. Operating expenses increased to $605 in 2002 from $488 in 2001 due to increases in payroll and payroll-related expenses. Income from operations for Adesso-Madden was $601 in 2002 compared to income from operations of $334 in 2001.

LICENSE AGREEMENTS

Revenues from licensing decreased to $698 in the first six months of 2002 from $739 in 2001as a result of diminution of royalty revenue from the Company's children's licenses. As of June 30, 2002, the Company had six license partners covering six product categories for its Steve Madden brand. Also, as of June 30, 2002, the Company had two license partners covering two product categories for its Stevies brand. The product categories include handbags, hosiery, sunglasses, eyewear, belts and outerwear.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $84,140 at June 30, 2002 compared to $70,546 in working capital at June 30, 2001, representing an increase of $13,594, which was primarily due to the Company's net income and proceeds received from the exercise of options.

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

OPERATING ACTIVITIES

During the six-month period ended June 30, 2002, cash used for operating activities was $10,778. Uses of cash arose principally from an increase in factored accounts receivable of $20,827 and an increase in inventories of $8,999. Cash was provided principally by net income of $9,355 and a decrease in prepaid expenses and other assets of $5,533.

The Company leases office, showroom, warehouse and retail facilities under non-cancelable operating leases with terms expiring at various times through 2012. Future minimum annual lease payments under non-cancelable operating leases consist of the following at June 30:

         2002                                        $   7,508
         2003                                            7,294
         2004                                            7,256
         2005                                            6,881
         2006                                            6,869
         Thereafter                                     19,731
                                                     ---------

                                                     $  55,539
                                                     =========

The Company has employment agreements with four key executives and its Creative and Design Chief as of June 30, 2002 providing for aggregate annual salaries of approximately $1,725 subject to annual bonuses and annual increases as may be determined by the Company's Board of Directors. In addition, as part of four of the employment agreements, the Company is committed to pay incentive bonuses based on income before interest, depreciation and taxes.

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

INVESTING ACTIVITIES

During the six-month period ended June 30, 2002, the Company used cash of $16,173 primarily for the investments in marketable securities and $1,616 on leasehold improvements to its corporate office space.

FINANCING ACTIVITIES

During the six-month period ended June 30, 2002, the Company received $3,756 in connection with the exercise of stock options.

OTHER CONSIDERATIONS

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

The Company believes that a substantial portion of sales of the Company's licensed products by its domestic licensing partners are also made to the Company's largest department store customers. The Company generally enters into a number of purchase order commitments with its customers for each of its lines every season and does not enter into long-term agreements with any of its customers. Therefore, a decision by a significant customer of the Company, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company or its licensing partners, or to change its manner of doing business could have a material adverse effect on the Company's business, financial condition and results of operations. The Company sells its products primarily to retail stores across the United States and extends credit based on an evaluation of each customer's financial condition, usually without requiring collateral. While various retailers, including some of the Company's customers, have experienced financial difficulties in the past few years which increased the risk of extending credit to such retailers, the Company's losses due to bad debts have been limited. Pursuant to the Factoring Agreement between Capital Factors and the Company, Capital Factors currently assumes the credit risk related to approximately 95% of the Company's accounts receivables. However, financial difficulties of a customer could cause the Company to curtail business with such customer or require the Company to assume more credit risk relating to such customer's receivables.

Impact of Foreign Manufacturers. Substantially all of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the six-month period ended June 30, 2002, approximately 80% of the Company's products were purchased from sources outside the United States, including China, Brazil, Italy and Spain.

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

Trademark and Service Mark Protection. The Company believes that its trademarks and service marks and other proprietary rights are important to its success and its competitive position. Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks on a worldwide basis. Nevertheless, there can be no assurance that the actions taken by the Company to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company's products on the basis that they violate the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of the Company or that the Company will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The failure of the Company to establish and then protect such proprietary rights from unlawful and improper appropriation could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Outstanding Options. As of July 31, 2002, the Company had outstanding options to purchase an aggregate of approximately 2,230,000 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the options. Further, while its options are outstanding, they may adversely affect the terms in which the Company could obtain additional capital.

                                     Part II

ITEM 1.  LEGAL PROCEEDINGS.

The Company and certain of the Company's present and/or former directors have been named in an action commenced in the United States District Court for the Eastern District of New York by the Safeco Surplus Lines Insurance Company captioned, Safeco Surplus Lines Ins. Co. v. Steven Madden Ltd., et al., 02 CV 1151 (JG). The complaint principally seeks rescission of the excess insurance policy issued by Safeco to the Company for the February 4, 2000 to June 13, 2001 period and an order declaring that Safeco does not owe any indemnity obligation to the Company or any of its officers and directors in connection with the putative shareholder class action and derivative cases described in the Form 10Q filed by the Company for the quarter ended March 31, 2002.

On or about September 17, 2001, an action was commenced against the Company in the Supreme Court, Queens County, captioned Mitch Stewart v. Steven Madden, Ltd. Mr. Stewart is a former independent contractor for the Company. This matter has been settled and the lawsuit has been discontinued with prejudice.

On or about November 29, 2001, an action was commenced against the Company for breach of contract in the United States District Court, Eastern District of Texas, captioned Lina Enterprises v. Steven Madden, Ltd. This matter has been settled and the lawsuit has been discontinued with prejudice.

On or about January 22, 2002, an action was commenced against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steve Madden, Ltd. and Steve Madden Retail, Inc., CA No. CV02-0057 HU. The Complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices. The Company believes that it has substantial defenses to the claims asserted in the lawsuit and has filed a motion to dismiss the complaint in lieu of an answer.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company held on May 17, 2002 (the "Annual Meeting"), the stockholders of the Company approved an amendment to the Company's 1999 Stock Plan to increase the number of shares subject to awards granted under the 1999 Stock Plan. The stockholders of the Company also approved the appointment of Eisner LLP as independent auditors of the Company for fiscal year 2002. In addition, at the Annual Meeting the stockholders of the Company elected eight directors to serve until the next Annual Meeting of Stockholders or until successors are duly elected and qualified.

The affirmative vote of the holders of a majority of the total votes cast was required to approve the amendment to the 1999 Stock Plan and the appointment of Eisner LLP and the affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

With respect to the approval of the amendment to the 1999 Stock Plan and the appointment of Eisner LLP, set forth below is information on the results of the votes cast at the Annual Meeting.

                                          For        Against       Abstained
                                          ---        -------       ---------

            Amendment to the 1999
            Stock Plan                 4,864,946    4,428,287       107,519

            Approval of Eisner LLP    11,622,543      101,974         3,591


With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cast and/or withheld with respect to each such nominee.

               Nominees                  For           Withheld
         --------------------        ----------        --------

         Charles A. Koppelman        10,763,790         794,318
         Jamieson A. Karson          10,910,244         647,864
         Arvind Dharia               10,910,244         647,864
         Gerald Mongeluzo            10,910,244         647,864
         Marc S. Cooper              10,910,044         648,064
         John L. Madden              10,910,044         648,064
         Peter Migliorini            10,910,044         648,064
         Heywood Wilansky            10,910,044         648,064


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (10)(a) 1999 Stock Award Plan (incorporated by reference to Exhibit 10(a) to the Form S-8 filed on August 14, 2002 (File No.-333-860-60))

         99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 14, 2002



                                       STEVEN MADDEN, LTD.


                                       /s/ JAMIESON A. KARSON
                                       ----------------------
                                       Jamieson A. Karson
                                       Chief Executive Officer



                                       /s/ ARVIND DHARIA
                                       -----------------
                                       Arvind Dharia
                                       Chief Financial Officer

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q

                                  EXHIBIT INDEX



Exhibit No.                              Description
-----------                              -----------

(10)(a) 1999 Stock Award Plan (incorporated by reference to Exhibit 10(a) to the Form S-8 filed on August 14, 2002)

99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002