Form 10-Q
period 2002-09-30
MADDEN STEVEN LTD
filed 2002-11-14
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2002
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                         Commission File Number 0-23702
                                                -------

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

                               Yes [X]     No [ ]

    Class                                    Outstanding as of November 11, 2002
Common Stock                                             12,721,455

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                               September 30, 2002


                                TABLE OF CONTENTS



PART I -  FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets.....................................     3

          Consolidated Statements of Operations...........................     4

          Consolidated Statements of Cash Flows...........................     5

          Notes to condensed Consolidated Financial Statements............     6


ITEM 2.   Management's Discussion and Analysis
          Of Financial Condition and Results of Operations................    10

ITEM 4.   Controls and Procedures.........................................    24

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings...............................................    25

ITEM 6.   Exhibits and Reports on Form 8K.................................    25

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)


                                                                  September 30,   December 31,
                                                                       2002          2001
                                                                  -------------   ------------
                                                                   (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                        $  44,896      $  50,179
   Marketable securities                                                5,013
   Accounts receivable - net of allowances of $421 and $257             2,974          2,072
   Due from factor - net of allowances of $1,658 and $1,387            33,799         22,783
   Inventories                                                         24,827         15,818
   Prepaid expenses and other current assets                              839            836
   Prepaid taxes                                                                       7,911
   Deferred taxes                                                       1,223          1,223
                                                                    ---------      ---------

      Total current assets                                            113,571        100,822

Marketable securities                                                   9,650
Property and equipment, net                                            16,020         15,707
Deferred taxes                                                          3,019          3,019
Deposits and other                                                        297            248
Cost in excess of fair value of net assets acquired                     2,066          2,066
                                                                    ---------      ---------

                                                                    $ 144,623      $ 121,862
                                                                    =========      =========

LIABILITIES
Current liabilities:
   Current portion of lease payable                                 $      16      $      43
   Accounts payable                                                     8,740          6,836
   Accrued expenses                                                     8,570         10,898
   Accrued bonuses                                                      2,328            412
                                                                    ---------      ---------

      Total current liabilities                                        19,654         18,189

Deferred rent                                                           1,483          1,299
Lease payable, less current portion                                                       14
                                                                    ---------      ---------

                                                                       21,137         19,502
                                                                    ---------      ---------

Contingencies (Note F)

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value, 60,000 shares authorized, 12,717
   and 12,194 outstanding                                                   1              1
Additional paid-in capital                                             68,771         60,643
Retained earnings                                                      66,504         50,881
Other comprehensive loss:
   Unrealized loss on marketable securities                               (51)
Unearned compensation                                                  (3,748)        (1,174)
Treasury stock at cost - 1,245 shares                                  (7,991)        (7,991)
                                                                    ---------      ---------

                                                                      123,486        102,360
                                                                    ---------      ---------

                                                                    $ 144,623      $ 121,862
                                                                    =========      =========


See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)


                                               Three Months Ended     Nine Months Ended
                                               -------------------   -------------------
                                                  September 30,         September 30,
                                               -------------------   -------------------
                                                 2002       2001       2002       2001
                                               --------   --------   --------   --------

Net sales:
   Wholesale                                   $ 70,742   $ 50,260   $184,319   $128,057
   Retail                                        22,276     19,985     63,421     55,146
                                               --------   --------   --------   --------

                                                 93,018     70,245    247,740    183,203
                                               --------   --------   --------   --------

Cost of sales:
   Wholesale                                     46,403     31,784    122,539     81,752
   Retail                                        10,360      8,733     29,421     24,324
                                               --------   --------   --------   --------

                                                 56,763     40,517    151,960    106,076
                                               --------   --------   --------   --------

Gross profit                                     36,255     29,728     95,780     77,127
Commission and licensing fee income               1,819      1,637      4,637      4,006
Operating expenses                               27,572     22,378     74,106     59,019
                                               --------   --------   --------   --------

Income from operations                           10,502      8,987     26,311     22,114
Interest and other income, net                      348        265        770      1,108
                                               --------   --------   --------   --------

Income before provision for income taxes         10,850      9,252     27,081     23,222
Provision for income taxes                        4,582      3,885     11,458      9,782
                                               --------   --------   --------   --------

Net income                                     $  6,268   $  5,367   $ 15,623   $ 13,440
                                               ========   ========   ========   ========

Basic income per share                         $    .49   $    .46   $   1.25   $   1.17
                                               ========   ========   ========   ========

Diluted income per share                       $    .46   $    .41   $   1.14   $   1.04
                                               ========   ========   ========   ========

Weighted average common shares outstanding -
   Basic                                         12,706     11,774     12,544     11,479
Effect of dilutive securities - options           1,057      1,392      1,134      1,426
                                               --------   --------   --------   --------

Weighted average common shares outstanding -
   Diluted                                       13,763     13,166     13,678     12,905
                                               ========   ========   ========   ========


See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                   --------------------
                                                                                     2002        2001
                                                                                   --------    --------

Cash flows from operating activities:
   Net income                                                                      $ 15,623    $ 13,440
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                   2,624       2,584
      Noncash compensation                                                            1,617       1,315
      Provision for bad debts                                                           435         (51)
      Deferred rent expense                                                             184         151
      Gain on sale of marketable securities                                             (37)
      Changes in:
         Accounts receivable                                                         (1,066)      1,170
         Due from factor                                                            (11,287)    (17,028)
         Inventories                                                                 (9,009)     (5,965)
         Prepaid expenses and other assets                                            7,860         447
         Accounts payable and accrued expenses                                        1,491      (3,179)
                                                                                   --------    --------

            Net cash provided by (used in) operating activities                       8,435      (7,116)
                                                                                   --------    --------

Cash flows from investing activities:
   Purchase of property and equipment                                                (2,937)     (2,251)
   Purchases of marketable securities                                               (16,718)
   Redemption of marketable securities                                                2,041
                                                                                   --------    --------

            Net cash used in investing activities                                   (17,614)     (2,251)
                                                                                   --------    --------

Cash flows from financing activities:
   Proceeds from options exercised                                                    3,937       5,927
   Repayments of lease obligations                                                      (41)        (92)
                                                                                   --------    --------

            Net cash provided by financing activities                                 3,896       5,835
                                                                                   --------    --------

Net decrease in cash and cash equivalents                                            (5,283)     (3,532)
Cash and cash equivalents - beginning of year                                        50,179      35,259
                                                                                   --------    --------

Cash and cash equivalents - end of year                                            $ 44,896    $ 31,727
                                                                                   ========    ========


See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
September 30, 2002


NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") as of September 30, 2002, and the results of their operations and cash flows for the nine and three-month periods then ended. The results of operations for the nine and three-month periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2001 included in the Annual Report of Steven Madden, Ltd. on Form 10-K.


NOTE B - MARKETABLE SECURITIES

Marketable securities consist primarily of corporate bonds which have strong credit ratings and maturities greater than three months and up to 5 years at the time of purchase. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in shareholders' equity as accumulated other comprehensive income (loss). Amortization of premiums and discounts are included in interest income and are not material. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.


NOTE C - INVENTORIES

Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market.


NOTE D - REVENUE RECOGNITION

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


NOTE E - NET INCOME PER SHARE OF COMMON STOCK

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
September 30, 2002


NOTE F - PENDING LITIGATION

[1]  Indictment:

     On June 20, 2000, Steven Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 21, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office, pursuant to which he pled guilty to four of the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden has agreed to serve as the Company's Creative and Design Chief, a non-executive position. On April 4, 2002 Mr. Madden was sentenced in the United States District Court for the Southern District of New York to forty one (41) months imprisonment in connection with two of the federal charges to which he pled guilty. On May 3, 2002, Mr. Madden was sentenced in the United States District Court for the Eastern District of New York to forty one (41) months imprisonment in connection with the remaining two charges to which he pled guilty. The sentences will run concurrently. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors. Mr. Madden began serving his sentence in September of 2002.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
September 30, 2002


NOTE F - PENDING LITIGATION  (CONTINUED)

[3]  Shareholder derivative actions:

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

[4]  SEC investigation:

     In March 2001, the Company became aware that the SEC issued a formal order of investigation with respect to trading in the Company's securities. The SEC is investigating possible securities law violations. Certain current and former officers and directors of the Company sold shares of the Company's common stock prior to Mr. Madden's indictment in June 2000, as previously disclosed on Form 4's filed with the SEC. The ultimate effects of this matter if any, cannot reasonably be determined at this time.

[5]  Other actions:

     (a) On or about January 22, 2002, an action was commenced against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steve Madden, Ltd. and Steve Madden Retail, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices arising from the Company's use of four stripes as a design element on footwear. On or about September 3, 2002, Adidas commenced a second action against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steve Madden, Ltd. and Steve Madden Retail, Inc. The second Complaint seeks the same injunctive relief and unspecified monetary damages for various trademark infringement claims arising from the Company's use of two stripes as a design element on footwear. The Company believes it has substantial defenses to the claims asserted in both lawsuits and has filed answers denying the allegations of infringement in both cases. The Company is seeking to have both cases consolidated before a single judge. The ultimate outcome of this matter cannot be presently determined.

     (b) On October 4, 2002, Skechers U.S.A., Inc. and Skechers U.S.A., Inc. II, filed suit against Steven Madden Ltd. and R.S.V. Sport, Inc. in the United States District Court for the Central District of California. Skechers alleges claims for patent infringement, federal unfair competition, federal antidilution violation, California unfair competition, California antidilution violation, and common law unfair competition. Skechers seeks unspecified monetary damages. The Company has not yet answered or otherwise responded to the complaint, but believes that it has substantial defenses to the claims asserted in the lawsuit. The ultimate outcome of this matter cannot presently be determined.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
September 30, 2002


NOTE F - PENDING LITIGATION  (CONTINUED)

[5]  Other actions: (continued)

     (c) On September 6, 2002, Ron Owen filed an action against Steven Madden Retail, Inc., which action is pending in the United States District Court for the Northern District of Texas - Dallas Division. Plaintiff alleges a cause of action for breach of contract and seeks unspecified monetary damages. On October 10, 2002, the Company answered the complaint. The Company believes that it has substantial defenses to the claims asserted in the lawsuit. The ultimate outcome of this matter cannot presently be determined.

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

The following table sets forth information on operations for the periods indicated:


                             Percentage of Net Sales
                             -----------------------
                                Nine Months Ended
                                -----------------
                                  September 30
                                  ------------
                                ($ in thousands)

Consolidated:                            2002                  2001
------------                             ----                  ----

Net Sales                              $247,740     100%     $183,203     100%
Cost of Sales                           151,960      61       106,076      58
Gross Profit                             95,780      39        77,127      42
Other Operating Income                    4,637       2         4,006       2
Operating Expenses                       74,106      30        59,019      32
Income from Operations                   26,311      11        22,114      12
Interest and Other Income Net               770       0         1,108       1
Income Before Income Taxes               27,081      11        23,222      13
Net Income                               15,623       6        13,440       7

                             Percentage of Net Sales
                             -----------------------
                                Nine Months Ended
                                -----------------
                                  September 30
                                  ------------
                                ($ in thousands)

By Segment                               2002                  2001
                                         ----                  ----

WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
(Women's Wholesale)
Net Sales                              $ 87,539     100%     $ 75,638     100%
Cost of Sales                            59,954      68        48,120      64
Gross Profit                             27,585      32        27,518      36
Other Operating Income                    1,207       1           939       1
Operating Expenses                       21,557      25        19,730      26
Income from Operations                    7,235       8         8,727      11

l.e.i. Footwear:
----------------
Net Sales                              $ 41,824     100%     $ 31,999     100%
Cost of sales                            26,648      64        20,111      63
Gross Profit                             15,176      36        11,888      37
Operating Expenses                       10,304      24         7,020      22
Income from Operations                    4,872      12         4,868      15

Madden Mens:
------------
Net Sales                              $ 35,462     100%     $  6,017     100%
Cost of sales                            22,796      64      $  3,857      64
Gross Profit                             12,666      36         2,160      36
Operating Expenses                        7,441      21         2,149      36
Income (Loss) from Operations             5,225      15            11       0

Diva Acquisition Corp:
----------------------
Net Sales                              $  8,572     100%     $  6,015     100%
Cost of sales                             6,230      73         4,370      73
Gross Profit                              2,342      27         1,645      27
Operating Expenses                        1,946      23         1,299      21
Income from Operations                      396       4           346       6

Stevies Inc.:
-------------
Net Sales                              $ 10,922     100%     $  8,388     100%
Cost of sales                             6,911      63         5,294      63
Gross Profit                              4,011      37         3,094      37
Other Operating Income                       71       0           236       3
Operating Expenses                        2,431      22         1,916      23
Income from Operations                    1,651      15         1,414      17

STEVEN MADDEN RETAIL INC.:
--------------------------

Net Sales                              $ 63,421     100%     $ 55,146     100%
Cost of Sales                            29,421      46        24,324      44
Gross Profit                             34,000      54        30,822      56
Operating Expenses                       28,720      45        25,472      46
Income from Operations                    5,280       9         5,350      10

                             Percentage of Net Sales
                             -----------------------
                                Nine Months Ended
                                -----------------
                                  September 30
                                  ------------
                                ($ in thousands)

By Segment (Continued)

ADESSO MADDEN INC.:                      2002                  2001
-------------------                      ----                  ----
(FIRST COST)

Other Operating Revenue                $  3,359     100%     $  2,831     100%
Operating Expenses                        1,707      51         1,433      51
Income from Operations                    1,652      49         1,398      49

                             Percentage of Net Sales
                             -----------------------
                               Three Months Ended
                               ------------------
                                  September 30
                                  ------------
                                ($ in thousands)

                                         2002                  2001
                                         ----                  ----
Consolidated:
-------------

Net Sales                              $ 93,018     100%     $ 70,245     100%
Cost of Sales                            56,763      61        40,517      58
Gross Profit                             36,255      39        29,728      42
Other Operating Income                    1,819       2         1,637       2
Operating Expenses                       27,572      30        22,378      31
Income from Operations                   10,502      11         8,987      13
Interest and Other Income Net               348       0           265       0
Income Before Income Taxes               10,850      11         9,252      13
Net Income                                6,268       7         5,367       8

By Segment:

WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
(Women's Wholesale)
Net Sales                              $ 33,326     100%     $ 27,954     100%
Cost of sales                            22,168      67        17,925      64
Gross Profit                             11,158      33        10,029      36
Other Operating Income                      547       2           407       1
Operating Expenses                        8,207      25         7,479      27
Income from Operations                    3,498      10         2,957      10

l.e.i. Footwear:
----------------
Net Sales                              $ 15,267     100%     $ 13,198     100%
Cost of sales                             9,416      62         8,047      61
Gross Profit                              5,851      38         5,151      39
Operating Expenses                        3,860      25         2,811      21
Income from Operations                    1,991      13         2,340      18

Madden Mens:
------------
Net Sales                              $ 14,848     100%     $  3,227     100%
Cost of sales                             9,559      64         2,019      63
Gross Profit                              5,289      36         1,208      37
Operating Expenses                        3,335      23         1,170      36
Income from Operations                    1,954      13            38       1

Diva Acquisition Corp.:
-----------------------
Net Sales                              $  3,387     100%     $  2,385     100%
Cost of sales                             2,763      82         1,603      67
Gross Profit                                624      18           782      33
Operating Expenses                          648      19           507      21
Income (Loss) from Operations               (24)     (1)          275      12

Stevies Inc.:
-------------
Net Sales                              $  3,914     100%     $  3,496     100%
Cost of Sales                             2,497      64         2,190      63
Gross Profit                              1,417      36         1,306      37
Other Operating Income                       33      `1            29       1
Operating Expenses                          939      24           804      23
Income from Operations                      511      13           531      15

                             Percentage of Net Sales
                             -----------------------
                               Three Months Ended
                               ------------------
                                  September 30
                                  ------------
                                ($ in thousands)

By Segment (Continued)

Steven Madden Retail Inc.:               2002                  2001
--------------------------               ----                  ----

Net Sales                              $ 22,276     100%     $ 19,985     100%
Cost of Sales                            10,360      47         8,733      44
Gross Profit                             11,916      53        11,252      56
Operating Expenses                       10,008      45         9,014      45
Income from Operations                    1,908       8         2,238      11

ADESSO MADDEN INC.:
-------------------
(FIRST COST)

Other Operating Revenue                $  1,239     100%     $  1,201     100%
Operating Expenses                          574      46           593      49
Income from Operations                      665      54           608      51



RESULTS OF OPERATIONS
($ in thousands)
Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001
Consolidated:
-------------

Sales for the nine-month period ended September 30, 2002 were $247,740 or 35% higher than the $183,203 in the comparable period of 2001. The increase in sales was partially due to a 489% increase in sales from the Madden Mens Wholesale Division ("Madden Mens Wholesale"), which commenced shipping in the first quarter of 2001 as well as double-digit percentage gains in our other divisions due to an increase in the Company's brand recognition.

Consolidated gross profit as a percentage of sales decreased from 42% in 2001 to 39% in 2002. The decrease was due to several factors including the fact that a "broad and shallow" assortment strategy was adopted at both wholesale and retail, wherein open to buy dollars were reserved for in-season performing product. In connection with this strategy, the Company produced more goods in the USA and Europe, which resulted in a higher cost of goods and increased airfreight expenses. Also contributing to the decrease in the Company's first nine months of 2002 gross margins was the mix change between wholesale and retail business. Retail, which has higher gross margin percentage, represented 26% of the total net sales in 2002 compared to 30% in 2001. Additionally, the Company took action earlier in 2002 than in 2001 to clear under-performing inventories at lower gross margins in both retail and wholesale.

Selling, general and administrative (SG&A) expenses increased to $74,106 in 2002 from $59,019 in 2001. The increase in SG&A expenses was partially due to a 23% increase in payroll, officers' and employee incentives and other payroll-related expenses from $22,589 in 2001 to $27,739 in 2002 due to growth in the business primarily from Madden Mens Wholesale. Also, the Company focused its efforts on advertising and marketing by increasing those expenses by 18% from $4,927 in 2001 to $5,790 in 2002. Additionally, selling, designing and licensing costs increased by 46% from $9,780 in 2001 to $14,266 in 2002. This was due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing and licensing activities. The expansion of the Company's corporate office facilities resulted in an increase in occupancy, telephone, utilities and office related expenses by 21% from $9,695 in 2001 to $11,773 in 2002.

Income from operations for 2002 was $26,311, which represents an increase of $4,197 or 19% over the income from operations of $22,114 in 2001. Net income increased by 16% to $15,623 in 2002 from $13,440 in 2001.

Wholesale Divisions:
-------------------

Sales from the Steve Madden Women's Wholesale Division ("Madden Women's Wholesale") accounted for $87,539 or 35%, and $75,638 or 41%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including dress sandals, open-back euro casuals, pointy pumps and classic platform round toe boots. Gross profit as a percentage of sales decreased from 36% in 2001 to 32% in 2002. The decrease in gross profit was due to several factors. At wholesale, the Company took earlier action to clear slower moving styles to create open-to-buy for new best sellers and the Company took higher markdowns because of the general softness in the economy. Operating expenses increased to $21,557 in 2002 from $19,730 in 2001 due to increases in payroll and other payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for Madden Women's Wholesale was $7,235 in 2002 compared to income from operations of $8,727 in 2001.

Sales from l.e.i. Wholesale accounted for $41,824 or 17%, and $31,999 or 17%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including, euro casual and log bottom casuals. The increase in sales was also driven by the addition of new accounts with retailers including The Bon Marche, Dayton Hudson, Stage Stores and Foot Action. Gross profit as a percentage of sales decreased from 37% in 2001 to 36% in 2002, due to an increase in the level of promotional activity in the first nine months of 2002. Operating expenses increased to $10,304 in 2002 from $7,020 in 2001 due to increases in payroll and other payroll-related expenses. Additionally, selling expenses increased due to an increase in sales in the current period. Income from operations for l.e.i. Wholesale stayed flat in 2002 compared to 2001.

Sales from Madden Mens Wholesale, which commenced shipping in the first quarter of 2001, accounted for $35,462 or 14%, and $6,017 or 3%, of total sales in 2002 and 2001, respectively. The sales increase resulted from a doubling in the number of Madden Mens doors and deeper penetration of Mens products through department store distribution channels. Sales were driven by key styles including euro casual and sport-active look. Gross profit as a percentage of sales remained the same in 2001 and 2002. Operating expenses increased to $7,441 in 2002 from $2,149 in 2001 due to increases in payroll and other payroll-related expenses due to growth in the business. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Madden Mens Wholesale income from operations increased to $5,225 in 2002 compared to breakeven in 2001.

Sales from Diva Wholesale accounted for $8,572 or 3%, and $6,015 or 3%, of total sales in 2002 and 2001, respectively. The increase in sales was achieved partly through inclusion of sales of products from the newly introduced Steven brand (which is in its first quarter and has contributed revenue of $650) within the Diva Wholesale division. The increase in sales was also driven by the key styles including pointy toe dress shoes, sport active shoes, driving mocs and mid-heel dress shoes. Gross profit as a percentage of sales remained the same in 2001 and 2002. Operating expenses increased to $1,946 in 2002 from $1,299 in 2001 due to increases in payroll and other payroll-related expenses due to growth in the business. Additionally, selling and related expenses increased due to an increase in sales in the current period. Diva Wholesale income from operations increased to $396 in 2002 compared to income from operations of $346 in 2001.

Sales from Stevies Wholesale, accounted for $10,922 or 4%, and $8,388 or 5%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the addition of new accounts with retailers including Meldisco children's departments, Zutopia, and the Wet Seals' children division. This increase in sales was also due to the growth in accounts such as Limited Too, Journey's Kidz, Nordstrom and Filenes. Gross profit as a percentage of sales remained the same in 2001 and 2002. Operating expenses increased to $2,431 in 2002 from $1,916 in 2001 due to increases in payroll and other payroll-related expenses. Additionally, selling and related expenses increased due to an increase in sales in the current period. Stevies Wholesale income from operations increased to $1,651 in 2002 compared to income from operations of $1,414 in 2001.

Retail Division:
---------------

Sales from the Retail Division accounted for $63,421 or 26% and $55,146 or 30% of total sales in 2002 and 2001, respectively. This increase in sales was due to the increase in the number of Steve Madden retail stores as well as an increase in comparable store sales. During 2001 and 2002, the Company closed a total of four of its least productive stores. Since September 30, 2001 the Company opened eleven (11) new stores. As of September 30, 2002, there were 77 retail stores compared to 68 stores as of September 30, 2001. Comparable store sales for the nine-month period ended September 30, 2002 increased 6% over the same period of 2001. This increase was achieved through the early delivery of fresh products to the Company's stores and the prompt replenishment of inventory in season. This increase in sales was also driven by the increased demand for buy-now wear-now sandals due to the warmer weather in the east. Gross profit as a percentage of sales decreased from 56% in 2001 to 54% in 2002 due to greater promotional activity at retail this year. Operating expenses for the Retail Division increased to $28,720 or 45% of sales in 2002 from $25,472 or 46% of sales in 2001. This increase in dollars primarily resulted from the addition of new stores. Income from operations for the Retail Division was $5,280 in 2002 compared to income from operations of $5,350 in 2001.

Adesso-Madden Division:
----------------------

Adesso-Madden, Inc. generated commission revenues of $3,359 for the nine-month period ended September 30, 2002, which represents a 19% increase over commission revenues of $2,831 during the same period in 2001. This increase was primarily due to the growth in accounts such as Wal-Mart, Target, JC Penney and Mervyn's and the addition of children's products to the assortment mix. Operating expenses increased to $1,707 in 2002 from $1,433 in 2001 due to increases in payroll and other payroll-related expenses. Income from operations for Adesso-Madden was $1,652 in 2002 compared to income from operations of $1,398 in 2001.

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001
Consolidated:
-------------

Sales for the three-month period ended September 30, 2002 were $93,018 or 32% higher than the $70,245 in the comparable period of 2001. The increase in sales was partially due to a 360% increase in sales from Madden Mens Wholesale as well as double-digit percentage gains in our other divisions due to an increase in the Company's brand recognition.

Consolidated gross profit as a percentage of sales decreased from 42% in 2001 to 39% in 2002. The decrease was due to several factors including the Company's decision to clear slower moving styles at wholesale earlier to create open-to-buy for the new best sellers, greater sales and advertising allowances and lower average selling prices at retail due to slower than planned boot sales. Also contributing to the decrease in the Company's third quarter of 2002 gross margins was the mix change between wholesale and retail business. Retail, which has higher gross margin percentage, represented 24% of the total net sales in 2002 compared to 28% in 2001.

Selling, general and administrative (SG&A) expenses increased to $27,572 in 2002 from $22,378 in 2001. The increase in SG&A expenses was partially due to a 17% increase in payroll, officers' and employee incentives and other payroll-related expenses from $8,311 in 2001 to $9,745 in 2002 due to growth in the business primarily from Madden Mens Wholesale. Also, the Company focused its efforts on advertising and marketing by increasing those expenses by 19% from $2,278 in 2001 to $2,720 in 2002. Additionally, selling, designing and licensing costs increased by 39% from $3,860 in 2001 to $5,376 in 2002. This was due in part to an increase in sales in the current period and to the Company's increased focus on selling, designing and licensing activities. The expansion of the Company's corporate office and warehouse facilities resulted in an increase in occupancy, telephone, utilities, warehouse, and office related expenses by 28% from $3,405 in 2001 to $4,349 in 2002.

Income from operations for 2002 was $10,502, which represents an increase of $1,515 or 17% over the income from operations of $8,987 in 2001. Net income increased by 17% to $6,268 in 2002 from $5,367 in 2001.

Wholesale Divisions:
-------------------

Sales from Steve Madden Women's Wholesale accounted for $33,326 or 36%, and $27,954 or 40%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including dress sandals, open-back euro casuals and pointy pumps. Gross profit as a percentage of sales decreased from 36% in 2001 to 33% in 2002. The decrease was due to several factors. At wholesale, the Company took earlier action to clear slower moving styles to create open-to-buy for new best sellers and the Company took higher markdowns because of the general softness in the economy. Operating expenses increased to $8,207 in 2002 from $7,479 in 2001 due to increases in payroll and other payroll-related expenses. Also, advertising and marketing expenses increased due to the Company's expanded marketing strategy. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Madden Women's Wholesale income from operations increased to $3,498 in 2002 compared to income from operations of $2,957 in 2001.

Sales from l.e.i. Wholesale accounted for $15,267 or 16%, and $13,198 or 19%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including euro casual and log bottom casuals. Gross profit as a percentage of sales decreased from 39% in 2001 to 38% in 2002, due to an increase in the level of promotional activity in the third quarter of 2002. Operating expenses increased to $3,860 in 2002 from $2,811 in 2001 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for l.e.i. Wholesale was $1,991 in 2002 compared to income from operations of $2,340 in 2001.

Sales from Madden Mens Wholesale accounted for $14,848 or 16%, and $3,227 or 5%, of total sales in 2002 and 2001, respectively. The sales increase resulted from a doubling in the number of Madden Mens doors and deeper penetration of Mens products through department store distribution channels. Sales were driven by key styles including euro casual and sport-active look. Gross profit as a percentage of sales decreased from 37% in 2001 to 36% in 2002 due to an increase in the level of promotional activity in the third quarter of 2002. Operating expenses increased to $3,335 in 2002 from $1,170 in 2001 due to increases in payroll and other payroll-related expenses due to growth in the business. Also, advertising and marketing expenses increased due to the Company's expanded marketing strategy. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for Madden Mens Wholesale was $1,954 in 2002 compared to breakeven in 2001.

Sales from Diva Wholesale accounted for $3,387 or 4%, and $2,385 or 3%, of total sales in 2002 and 2001, respectively. The increase in sales was achieved partly through inclusion of sales of products from the newly introduced Steven brand (which is in its first quarter and has contributed revenue of $650) within the Diva Wholesale division. The increase in sales was also driven by the key styles including mid-heel dress shoes. Gross profit as a percentage of sales decreased from 33% in 2001 to 18% in 2002 due to higher markdowns and allowances taken in third quarter of 2002. Operating expenses increased to $648 in 2002 from $507 in 2001 due to increases in payroll and other payroll-related expenses. Loss from operations for Diva Wholesale was $24 in 2002 compared to income from operations of $275 in 2001.

Sales from Stevies Wholesale accounted for $3,914 or 4%, and $3,496 or 5%, of total sales in 2002 and 2001, respectively. This increase in sales was due to the growth in accounts such as Limited Too, Journey's Kidz, Nordstrom and Filenes. Gross profit as a percentage of sales decreased from 37% in 2001 to 36% in 2002, due to an increase in the level of promotional activity in the third quarter of 2002. Operating expenses increased to $939 in 2002 from $804 in 2001. Income from operations for Stevies Wholesale was $511 in 2002 compared to income from operations of $531 in 2001.

Retail Division:
---------------

Sales from the Retail Division accounted for $22,276 or 24% and $19,985 or 28% of total sales in 2002 and 2001, respectively. This increase in sales was due to the increase in the number of Steve Madden retail stores as well as an increase in comparable store sales. During 2001 and 2002, the Company closed a total of four of its least productive stores. Since September 30, 2001 the Company opened eleven (11) new stores. As of September 30, 2002, there were 77 retail stores compared to 68 stores as of September 30, 2001. Comparable store sales for the quarter ended September 30, 2002 increased 1% over the same period of 2001. This increase in sales was driven by the increased demand for buy-now wear-now sandals due to the warmer weather in the east. Gross profit as a percentage of sales decreased from 56% in 2001 to 53% in 2002, due to greater promotional activity at retail this quarter. Operating expenses for the Retail Division increased to $10,008 or 45% of sales in 2002 from $9,014 or 45% of sales in 2001.

This increase in dollars primarily resulted from the addition of new stores. Income from operations for the Retail Division was $1,908 in 2002 compared to income from operations of $2,238 in 2001.

Adesso-Madden Division:
----------------------

Adesso-Madden, Inc. generated commission revenues of $1,239 for the three-month period ended September 30, 2002, which represents a 3% increase over commission revenues of $1,201 during the same period in 2001. This increase was primarily due to the growth in accounts such as Wal-Mart, Target, JC Penney and Mervyn's and the addition of children's products to the assortment mix. Operating expenses decreased to $574 in 2002 from $593 in 2001. Income from operations for Adesso-Madden was $665 in 2002 compared to income from operations of $608 in 2001.

LICENSE AGREEMENTS

Revenues from licensing increased to $1,278 in the first nine months of 2002 from $1,175 in 2001. As of September 30, 2002, the Company had six license partners covering six product categories for its Steve Madden brand. Also, as of September 30, 2002, the Company had two license partners covering two product categories for its Stevies brand. The product categories include handbags, hosiery, sunglasses, eyewear, belts and outerwear.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $93,917 at September 30, 2002 compared to $78,348 in working capital at September 30, 2001, representing an increase of $15,569, which was primarily due to the Company's net income and proceeds received from the exercise of options.

Under the terms of a factoring agreement with Capital Factors, Inc., the Company is permitted to draw down 80% of its invoiced receivables at an interest rate of two points below the Prime Rate (as defined in such agreement). The agreement with Capital Factors was renewed as of December 31, 2001 for an additional three-year term. Capital Factors maintains a lien on all of the Company's inventory and receivables and assumes the credit risk for all assigned accounts approved by it.

OPERATING ACTIVITIES

During the nine-month period ended September 30, 2002, cash provided for operating activities was $8,435. Uses of cash arose principally from an increase in factored accounts receivable of $11,287 and an increase in inventories of $9,009. Cash was provided principally by net income of $15,623 and a decrease in prepaid expenses and other assets of $7,860.

The Company leases office, showroom, warehouse and retail facilities under non-cancelable operating leases with terms expiring at various times through 2012. Future minimum annual lease payments under non-cancelable operating leases consist of the following at September 30:

         2002                                                  $  7,699
         2003                                                     7,996
         2004                                                     7,857
         2005                                                     7,489
         2006                                                     7,485
         Thereafter                                              22,573
                                                               --------
                                                               $ 61,099
                                                               ========

The Company has employment agreements with four key executives and its Creative and Design Chief as of September 30, 2002 providing for aggregate annual salaries of approximately $1,765 subject to annual bonuses and annual increases as may be determined by the Company's Board of Directors. In addition, as part of four of the employment agreements, the Company is committed to pay incentive bonuses based on income before interest, depreciation and taxes.

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

INVESTING ACTIVITIES

During the nine-month period ended September 30, 2002, the Company used cash of $16,718 primarily for the investments in marketable securities and $2,937 on leasehold improvements to its corporate office space.

FINANCING ACTIVITIES

During the nine-month period ended September 30, 2002, the Company received $3,937 in connection with the exercise of stock options.

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

Impact of Foreign Manufacturers. Substantial portion of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the nine-month period September 30, 2002, approximately 80% of the Company's products were purchased from sources outside the United States, including China, Brazil, Italy and Spain.

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

Expansion of Retail Business. The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), David Aaron(R), Stevies, Steven, Steve Madden Mens and l.e.i.(R) brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. During the nine month period ended September 30, 2002 the Company opened six (6) Steve Madden retail stores and has plans to open approximately two to four (2-4) Steve Madden retail stores in the fourth quarter of 2002. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with existing stores. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results will increase or not decrease in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

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

Outstanding Options. As of October 31, 2002, the Company had outstanding options to purchase an aggregate of approximately 2,399,000 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the options. Further, while its options are outstanding, they may adversely affect the terms in which the Company could obtain additional capital.

ITEM 4:  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     Part II


ITEM 1.  LEGAL PROCEEDINGS.

On or about January 22, 2002, an action was commenced against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steve Madden, Ltd. and Steve Madden Retail, Inc., CA No. CV02-0057 HU. The Complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices arising from the Company's use of four stripes as a design element on footwear. On or about September 3, 2002, Adidas commenced a second action against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steve Madden, Ltd. and Steve Madden Retail, Inc., CA No. CV 02-1191 KI. The second Complaint seeks the same injunctive relief and unspecified monetary damages for various trademark infringement claims arising from the Company's use of two stripes as a design element on footwear. The Company believes it has substantial defenses to the claims asserted in both lawsuits and has filed answers denying the allegations of infringement in both cases. The Company is seeking to have both cases consolidated before a single judge.

On October 4, 2002, Skechers U.S.A., Inc., and Skechers U.S.A., Inc. II, filed suit against Steven Madden Ltd. and R.S.V. Sport, Inc. in the United States District Court for the Central District of California, Case No. CV 02-0766. Skechers alleges claims for patent infringement, federal unfair competition, federal antidilution violation, California unfair competition, California antidilution violation, and common law unfair competition. Skechers seeks unspecified monetary damages. The Company has not yet answered or otherwise responded to the complaint, but believes that it has substantial defenses to the claims asserted in the lawsuit.

On September 6, 2002 Ron Owen filed an action against Steven Madden Retail, Inc., which action is pending in the United States District Court for the Northern District of Texas - Dallas Division, Civil Action No. 3-02 CV 2316-R. Plaintiff alleges a cause of action for breach of contract and seeks unspecified monetary damages. On October 10, 2002, the Company answered the complaint. The Company believes that it has substantial defenses to the claims asserted in the lawsuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         (10.15) Amendment No. 1 to Employment Agreement of Richard Olicker dated as of July 1, 2002.

         (10.16) Amendment No. 2 to Employment Agreement of Arvind Dharia dated as of October 30, 2002.

         (99.1)   Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

         (99.2)   Certification of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 14, 2002





                                       STEVEN MADDEN, LTD.

                                       /s/ JAMIESON A. KARSON
                                       -----------------------
                                       Jamieson A. Karson
                                       Chief Executive Officer


                                       /s/ ARVIND DHARIA
                                       -----------------------
                                       Arvind Dharia
                                       Chief Financial Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Jamieson Karson, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Steven Madden, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

By: /s/ JAMIESON KARSON
    --------------------
    Jamieson Karson
    Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Arvind Dharia, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Steven Madden, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

By: /s/ ARVIND DHARIA
    ------------------
    Arvind Dharia
    Chief Financial Officer

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q

                                  EXHIBIT INDEX


Exhibit No.                             Description
-----------                             -----------

10.15 Amendment No. 1 to Employment Agreement of Richard Olicker dated as of July 1, 2002

10.16 Amendment No. 2 to Employment Agreement of Arvind Dharia dated as of October 30, 2002

99.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002