Form 10-K
period 2002-12-31
MADDEN STEVEN LTD
filed 2003-03-28
CIK 913241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002       Commission File Number 0-23702

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

             52-16 Barnett Avenue, Long Island City, New York 11104
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (718) 446-1800
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ].

      The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the registrant) as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $235,126,741 (based on the closing sale price of the registrant's common stock on that date as reported on The Nasdaq National Market).

      The number of outstanding shares of the registrant's common stock as of March 18, 2003 was 12,783,355 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED FOR MAY 23, 2003.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1     BUSINESS............................................................1
ITEM 2     PROPERTIES..........................................................8
ITEM 3     LEGAL PROCEEDINGS...................................................8
ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.................11


                                     PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS..............................................12
ITEM 6     SELECTED FINANCIAL DATA............................................13
ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................14
ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK.............................................................24
ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................24
ITEM 9     CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..............................24


                                    PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
             OF THE REGISTRANT................................................25
ITEM 11    EXECUTIVE COMPENSATION.............................................25
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.......................................................25
ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................25
ITEM 14    CONTROLS AND PROCEDURES............................................25
ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K.........................................................25
           SIGNATURE..........................................................51
           CERTIFICATIONS PURSUANT TO THE SARBANES-OXLEY ACT OF 2002..........53

ITEM 1      BUSINESS

      Steven Madden, Ltd. (together with its subsidiaries, the "Company") designs, sources, markets and sells fashion-forward footwear brands for women, men and children. The Company distributes products through its retail stores, its e-commerce web site, catalogs and department and specialty store locations in the United States and Canada and through special distribution arrangements in Europe and in Central and South America. The Company's product line includes core products, which are sold year-round, complemented by a broad range of updated styles which are designed to establish or capitalize on market trends.

      The Company's business is comprised of three (3) distinct segments (wholesale, retail and private label). The wholesale division includes five (5) brands: Steve Madden(R), David Aaron(R), l.e.i.(R), Stevies(R) and the Steve Madden Mens brand. Steven Madden Retail, Inc., the Company's wholly-owned retail subsidiary, operates Steve Madden and David Aaron retail stores as well as the Company's outlet stores and e-commerce web site. The Company's wholly-owned private label subsidiary, Adesso-Madden, Inc., designs and sources footwear products under private labels for many of the country's largest mass merchandisers. The Company also licenses its Steve Madden(R) and Stevies(R) trademarks for several accessory and apparel categories.

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

      The Company maintains its principal executive offices at 52-16 Barnett Avenue, Long Island City, NY 11104, telephone number (718) 446-1800.

      Wholesale Divisions

      Madden Women's Wholesale

      The Steve Madden(R) Women's Wholesale Division ("Madden Women's Wholesale") sources, sells and markets the Company's Steve Madden(R) brand to major department stores, better specialty stores, and shoe stores throughout the United States and Canada. During the last few years the Steve Madden(R) product line has become a leading footwear brand in the fashion conscious junior marketplace. To serve its customers (primarily women ages 16 to 25), Madden Women's Wholesale creates and markets fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at reasonable prices.

      As the Company's largest division, Madden Women's Wholesale accounted for $108,577,000 of net sales in 2002, or approximately 33% of the Company's total sales. Many of Madden Women's Wholesale's newly created styles are test marketed at the Company's retail stores. Within a few days, the Company can determine if a test product appeals to customers. This enables the Company to use its flexible sourcing model to rapidly respond to changing preferences which the Company believes is essential for success in the fashion footwear marketplace.

      l.e.i.(R) - Wholesale Division

      Pursuant to the Company's license agreement with Jones Investment Company, Inc., the Company has the right to use the l.e.i.(R)trademark in connection with the sale and marketing of footwear. The l.e.i.(R)trademark is well known for jeanswear in the junior marketplace and nationally through department and specialty stores. The Company's l.e.i.(R)footwear products are targeted to attract girls and young women ages 6 to 20 years old, a majority of which are younger than the typical Steve Madden(R)brand customer. The l.e.i. Wholesale Division generated net sales of $55,664,000 for the year ended December 31, 2002, or approximately 17% of the Company's total revenues.

      Madden Men's Wholesale

      The Steve Madden Men's Wholesale Division ("Madden Men's Wholesale") markets and sells a full collection of directional young men's shoes to major department stores, better specialty stores and independent shoe stores throughout the United States. Price points range from $70 to $100, targeted at men ages 18 to 44 years old.

      The Madden Men's Wholesale accounted for $45,153,000 of net sales in 2002, or approximately 14% of the Company's total sales. Steve Madden Men's, which is primarily sourced in China, takes open stock inventory positions in a variety of patterns and colors to serve the replenishment programs of its wholesale customers.

      Diva Acquisition Corp. - The David Aaron(R) Wholesale Division

      Diva Acquisition Corp. ("Diva") designs and markets fashion footwear to women under the "David Aaron(R)" trademark through major department stores and better footwear specialty stores and two (2) Company owned retail shoe stores located in New York, New York and in Paramus, New Jersey. Priced a tier above the Steve Madden(R) brand, Diva's products are designed to appeal principally to fashion conscious women, ages 26 to 45, who shop at department stores and footwear boutiques. The Company recorded wholesale sales from the David Aaron(R) brand of $11,194,000 for the year ended December 31, 2002, or approximately 3% of the Company's total net sales. Revenues from the sale of David Aaron footwear increased by approximately 50% compared to the preceding year due to the repositioning and reorganization of the David Aaron brand.

      Stevies Inc. - Wholesale Division

      The Company's Stevies Wholesale Division ("Stevies Wholesale") generated net sales of $13,664,000 for the year ended December 31, 2002, or approximately 4% of the Company's total net sales. Stevies(R) now sells in store groups such as Nordstrom, Federated Department Stores, May Department Stores, Belk, Dillard's, Limited Too, as well as independent children's stores throughout the country.

      Steven Madden Retail, Inc. - Retail Division

      As of December 31, 2002, the Company owned and operated seventy-two (72) retail shoe stores under the Steve Madden(R) name, two (2) under the David Aaron(R) name, five (5) outlet stores and one (1) Internet store (through the www.stevemadden.com web site). In 2002, the Company elected to consolidate its three websites into one for better productivity. In 2002, the Company opened ten
(10) new stores and closed three (3) under-performing stores. Most of the Steve Madden stores are located in major shopping malls in Arizona, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Puerto Rico, Rhode Island, Texas, Virginia and Wisconsin. The retail stores have been successful for the Company, generating annual sales in excess of $716 per square foot. Sales are primarily from the sale of the Company's Steve Madden(R) product line. Same store sales increased 6% in 2002 over 2001 sales and total sales for the retail division were $92,000,000 compared to $79,000,000 for 2001. Sales from the retail division for the year ended December 31, 2002 were approximately 28% of the Company's net sales.

      The Company believes that the Retail Division will continue to enhance overall sales and profits while building equity in the Steve Madden brand. It is for these reasons that the Company intends to add approximately eight to ten (8-10) new retail stores during the 2003 calendar year. Additionally, the expansion of the Retail Division enables the Company to test and react to new products and classifications which strengthens the product development efforts of the Steve Madden wholesale division.

      The Adesso-Madden, Inc. - Private Label Division

      In September 1995, the Company incorporated Adesso-Madden, Inc. as a wholly owned subsidiary ("A-M"). A-M was formed to serve as a buying agent to mass market merchandisers, shoe store chains and other off-price retailers in connection with their purchase of private label shoes. As a buying agent, A-M arranges for shoe manufacturers in Asia and South America to manufacture private label shoes to the specifications of its clients. The Company believes that by operating in the private label, mass merchandising market, the Company is able to maximize additional non-branded sales opportunities. This leverages the Company's overall sourcing, design and distribution capabilities. Currently, this division serves as a buying agent for the procurement of women's, men's and children's footwear for large retailers including Sears, Payless, Wal-Mart and Target. A-M receives commissions in connection with the purchase of private label shoes by its clients. A-M also sources and sells footwear under the Soho Cobbler(R) brand name. The private label division generated commission income of $4,770,000 for the year ended December 31, 2002.

      Licensing

      As of December 31, 2002, the Company licensed the Steve Madden trademark for use in connection with the manufacturing, marketing and sale of outerwear (including leather outerwear), belts, handbags, sunglasses, eyewear and hosiery. Each license agreement requires the licensee to pay to the Company a royalty based on net sales, a minimum royalty in the event that net sales fail to reach specified targets and a percentage of sales for advertising of the Steve Madden(R) brand.

      During 2002, the Company licensed the Stevies trademark for use in connection with manufacturing, marketing and sale of sportswear, outerwear, belts, handbags, sunglasses and hosiery, fashion accessories.

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

      Customers

      The Company's customers purchasing shoes consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately sixty-three percent (63%) of its products at wholesale to department stores, including Federated Department Stores (Bloomingdale's, Bon Marche, Burdines, Macy's and Rich's), May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Kaufmann's, Meier & Frank, Lord and Taylor and Robinsons May), Dillard's, Marshall Field's and Nordstrom; and approximately thirty-four percent (34%) to specialty stores, including Journeys, Limited Too and Mandees; and catalog retailers, including Victoria's Secret and Fingerhut. For the year ended December 31, 2002, May Department Stores, Federated Department Stores and Nordstrom accounted for approximately twenty-two percent (22%), seventeen percent (17%) and ten percent (10%) of the Company's wholesale sales, respectively.

      Distribution Channels

      The Company sells its products principally through its Company-owned retail stores, better department stores and specialty shoe stores in the United States and abroad. For the year 2002, retail stores and wholesale sales accounted for approximately twenty-eight percent (28%) and seventy-two percent (72%) of total sales, respectively. The following paragraphs describe each of these distribution channels:

      Steve Madden and David Aaron Retail Stores

      As of December 31, 2002, the Company operated seventy-three (73) Company-owned retail stores (including one Internet store) under the Steve Madden(R) name and two (2) under the David Aaron(R) name. The Company believes that its retail stores will continue to enhance overall sales, profitability, and its ability to react to changing consumer trends. The stores are used as a marketing tool which allows the Company to strengthen brand recognition and to showcase selected items from its full line of branded and licensed products. Furthermore, the retail stores provide the Company with a venue to test and introduce new products and merchandising strategies. Specifically, the Company often tests new designs at its Steve Madden(R) retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, the Company has been able to leverage sales information gathered at Steve Madden(R) retail stores to assist its wholesale accounts in order placement and inventory management.

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

      Outlet Stores

      Shoe Biz, Inc., a wholly owned subsidiary of the Company ("Shoe Biz"), operates five (5) outlet stores in New Jersey and New York, four (4) of which operate under the Shoe Biz name and one (1) of which operates as a Steve Madden Outlet store. Shoe Biz sells many product lines, including Steve Madden, David Aaron, Stevies and l.e.i.(R) footwear, at lower prices than prices typically charged by other "full price" retailers.

      Department Stores

      The Company currently sells to over 2,750 locations of twenty-two (22) better department stores throughout the United States and Canada. The Company's top accounts include Federated Department Stores (Macy's, Bloomingdale's, Bon Marche, Burdine's and Rich's), May Department Stores (Filene's, Hecht's, Famous Barr, Foley's, Kaufmann's, Meier & Frank, Lord and Taylor and Robinsons May), Nordstrom, Dillard's and Marshall Field's.

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

      In addition to merchandising support, the Company's customer service senior account executives maintain weekly communications with their accounts to guide them in placing orders and to assist them in managing inventory, assortment and retail sales. The Company leverages its sell-through data gathered at its retail stores to assist department stores in allocating their open-to-buy dollars to the most popular styles in the product line and to phase out styles with weaker sell-throughs.

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

      Internet Sales

      The Company operates one (1) Internet web site: www.stevemadden.com. Customers can purchase numerous styles of the Company's Steve Madden and Stevies footwear, accessory and clothing products. Sales derived from the Company's Internet store decreased 2% to $4,800,000 in 2002 from $4,900,000 in 2001.

      Distribution Agreements

      In June 2002, the Company and Dabsan International, S.A. ("Dabsan") entered into a written agreement whereby the Company granted Dabsan the exclusive right to sell Steve Madden products in certain Central and South American countries and the right to develop Steve Madden retail stores in certain Central and South American countries. Under the terms of the agreement, Dabsan is required to open two (2) Steve Madden stores by October 31, 2004 and is also required to purchase minimum amounts of Steve Madden products.

      In February 2003, the Company and F.E.E.T. sas ("FEET") entered into a written distribution and license agreement whereby the Company granted FEET the exclusive right to sell Steve Madden products in certain European countries with a provision that expands the territory covered to include certain additional European countries and in North Africa. Under the terms of the agreement, FEET is required to purchase minimum amounts of Steve Madden products.

      Competition

      The fashion footwear industry is highly competitive. The Company's competitors include specialty shoe companies as well as companies with diversified footwear product lines. The recent substantial growth in the sales of fashion footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Diesel, Kenneth Cole, Nine West, DKNY, Skechers, Nike and Guess, may have significantly greater financial and other resources than the Company. The Company believes effective advertising and marketing, fashionable styling, high quality and value are the most important competitive factors and intends to continue to employ these elements as it develops its products.

      In 2001, the Company launched the Steve Madden Mens brand which competes with several brands that are more established with greater consumer awareness, including Kenneth Cole, Skechers Collection, Tommy Hilfiger and Dr. Martin.

      Marketing and Sales

      Prior to 1997, the Company's marketing plans relied heavily on its few Steve Madden(R) retail store locations and word-of-mouth referrals. In 1998, the Company continued to focus on creating a more integrated brand building program to establish Steve Madden as the leading designer of fashion footwear for style-conscious young women. As a result, the Company developed a national advertising campaign for lifestyle and fashion magazines which was also used in regional marketing programs such as radio advertisements, television commercials, outdoor media, college event sponsorship and live online chat forums. The Company also continues to promote its web site (www.stevemadden.com) where consumers can purchase Steve Madden(R), Stevies and Steve Madden Mens products and interact with both the Company and other customers.

      The Company commenced an aggressive marketing campaign for the Stevies brand with separate marketing, advertising, promotional events and in-store displays targeting the new Stevies customer. As for Steve Madden Mens, the Company supported the brand's roll-out with strategic marketing and advertising initiatives.

      In order to service its wholesale accounts, the Company retains a sales force of sixteen independent sales representatives. These sales representatives work on a commission basis and are responsible for placing the Company's products with its principal customers, including better department and specialty stores. The sales representatives are supported by the Company's senior executives, a staff of nine account executives, three merchandise coordinators and twenty-six customer service representatives who continually cultivate relationships with wholesale customers. This staff assists accounts in merchandising and assessing customer preferences and inventory requirements, which ultimately serves to increase sales and profitability.

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

      Receivables Financing; Line of Credit

      Under the terms of a factoring agreement with Capital Factors, Inc., the Company is permitted to draw down 80% of its invoiced receivables at an interest rate of two points below the Prime Rate (as defined in such agreement). The agreement provides that Capital Factors is not required to purchase all the Company's receivables and requires the Company to pay an unused line fee of .25% of the average daily unused portion of the maximum amount of the credit line. On September 1, 1998, the Company and Capital Factors amended its Factoring Agreement to, among other things, provide the Company with a credit line of up to $15,000,000, subject to certain limitations. The Company has not recently borrowed funds under its credit line with Capital Factors. The agreement with Capital Factors was renewed for the period beginning June 30, 2002 through December 31, 2004. Capital Factors maintains a lien on all of the Company's inventory and receivables and assumes the credit risk for all assigned accounts approved by it.

      Trademarks and Service Marks

      The STEVE MADDEN and STEVE MADDEN plus Design trademarks and service marks have been registered in numerous International Classes (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 9 for eyewear; Int'l Cl. 14 for jewelry; Int'l Cl. 3 for cosmetics and fragrances; Int'l Cl. 20 for picture frames and furniture; Int'l Cl. 16 for paper goods; Int'l Cl. 24 for bedding; and Int'l Cl. 35 for retail store services) in the United States. The Company also has trademark registrations in the United States for the marks EYESHADOWS BY STEVE MADDEN (Int'l Cl. 9 for eyewear), ICE TEE (Int'l Cl. 25 for clothing and footwear),

SOHO COBBLER (Int'l. Cl. 9 for eyewear; and Int'l Cl. 25 for clothing and footwear), and SHOE BIZ By STEVE MADDEN (Int'l Cl. 25 for clothing and footwear; and Int'l Cl. 35 for retail store services). Additionally, the Company has several pending trademark and service mark applications the United States for various marks, including a stylized "H" Design (Int'l Cl. 25 for clothing and footwear); TEST & REACT (Int'l Cl. 42 for services consisting of conducting market studies); STEVEN M. (Int'l Class 25 for clothing and footwear); and, STEVEN (Int'l Cl. 25 for clothing and footwear).

      The Company further owns registrations for the STEVE MADDEN and STEVE MADDEN plus Design trademarks and service marks in various International Classes in Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Hong Kong, Israel, Italy, Japan, Korea, Mexico, Panama, Saudi Arabia, South Africa, Taiwan, the 15 cooperating countries of Europe and the Benelux countries and has pending applications for registration of the STEVE MADDEN and STEVE MADDEN plus Design trademarks and service marks in Bahrain, Kuwait, Lebanon, Malaysia, Oman, Peru, Qatar, Turkey, the United Arab Emirates and Venezuela. There can be no assurance, however, that the Company will be able to effectively obtain rights to the STEVE MADDEN mark throughout all of the countries of the world. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of the Company or that the Company will be able to successfully resolve such conflicts. The failure of the Company to protect such rights from unlawful and improper appropriation may have a material adverse effect on the Company's business and financial condition.

      Additionally, the Company, through its Diva Acquisition Corp. subsidiary, owns registrations for the DAVID AARON trademark and service mark in various International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 18 for leather goods, such as handbags and wallets; and Int'l Cl. 35 for retail store services), Australia, Canada, Hong Kong, Israel, Japan, South Africa and the 15 cooperating countries in Europe and for its D. AARON trademark in Spain. The Company further has a pending application for registration of the DAVID AARON trademark and service mark in Panama. Also, the Company has three pending applications for registration of the DAVID AARON trademark in International Class 3 for perfume and cosmetics; International Class 9 for eyewear; International Class 14 for jewelry; International Class 16 for paper goods; International Class 18 for bags; International Class 24 for bed and bath products; International Class 25 for clothing and footwear and International Class 26 hair accessories in Korea. The Company believes that the DAVID AARON trademark has a significant value and is important to the marketing of the Company's products.

      The Company, through its Stevies, Inc. subsidiary, also owns various registrations for the STEVIES and STEVIES plus Design trademark and service mark in a number of International Classes in the United States (Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 9 for eyewear; International Class 35 for retail store services and, International Class 26 for hair accessories) and for its STEVIES plus Design mark for various goods in Hong Kong, Israel, Mexico, Taiwan and the 15 cooperating countries in Europe. Additionally Stevies, Inc. has several pending trademark and service mark applications for registration of the STEVIES and STEVIES plus Design marks in various International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 14 for jewelry; Int'l Cl. 28 for toys; Int'l Cl. 26 for hair accessories; International Class 16 for paper goods; International Class 3 for perfume and cosmetics and, International Class 9 for cds) and in Argentina, Bahrain, Brazil, Canada, China, Colombia, Indonesia, Japan, Korea, Kuwait, Lebanon, Malaysia, Mexico, Oman, Panama, Peru, Qatar, Saudi Arabia, South Africa, Thailand, Taiwan, Turkey, the United Arab Emirates and Venezuela. Finally, Stevies, Inc. also owns several pending trademark and service mark applications for registration of the STEVIES BY STEVE MADDEN mark in various International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 14 for jewelry; Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 16 for paper goods; Int'l Cl. 3 for cosmetics and fragrances; Int'l Cl. 9 for eyewear; Int'l Cl. 26 for hair accessories; Int'l Cl. 28 for toys; and Int'l Cl. 35 for retail store services).



      Employees

      At March 10, 2003, the Company employed approximately 1081 employees, of whom approximately 482 work on a full-time basis and approximately 599 work on a part-time basis. The management of the Company considers relations with its employees to be good.

ITEM 2      PROPERTIES

      The Company maintains approximately 25,000 square feet for its executive offices and sample production facilities at 52-16 Barnett Avenue, Long Island City, NY 11104. The lease for the Company's headquarters expired in June 2002; management is currently negotiating a renewal of this lease. Management strongly believes the Company will continue to remain on the same premesis.

      The Company's showroom is located at 1370 Avenue of the Americas, New York, NY. All of the Company's brands are displayed for sale from this 3,762 square foot space. The lease for the Company's showroom expires on February 28, 2013.

      The Company's l.e.i.(R) showroom is located at 2300 Stemmons Freeway, Dallas, Texas. The Company's l.e.i. brands are displayed from this 1,080 square foot space. The lease for this showroom expires in September 2004.

      The Company maintains a warehouse and distribution center in Port Everglades, Florida servicing wholesale and retail accounts. The lease for the Florida warehouse expired on January 31, 2003; the Company is currently leasing this space on a month-to-month basis. The Company is protected for its space requirements for its warehousing and distribution center. Currently, the Company engages three independent distributors to warehouse and distribute its products.

      The Company's private label division, Adesso Madden, maintains approximately 3,120 square feet of office and showroom space at 99 Seaview Boulevard, Port Washington, N.Y. The lease for Adesso Madden expires on May 31, 2006.

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

      The current terms of the Company's retail store leases expire as follows:

                 Years Lease Terms Expire       Number of Stores
                 ------------------------       ----------------
                           2003                         1
                           2004                         3
                           2005                         4
                           2006                         2
                           2007                         7
                           2008                        12
                           2009                        11
                           2010                        11
                           2011                        16
                           2012                         9
                           2013                         4

ITEM 3      LEGAL PROCEEDINGS

      Except as set forth below, no material legal proceedings are pending to which the Company or any of its property is subject.

      On June 20, 2000, Steven Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 21, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office, pursuant to which he pled guilty to four of the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden has agreed to serve as the Company's Creative and Design Chief, a non-executive position. On April 4, 2002, Mr. Madden was sentenced in the United States District Court for the Southern District of New York to forty-one (41) months imprisonment in connection with two of the federal charges to which he pled guilty. On May 3, 2002, Mr. Madden was sentenced in the United States District Court for the Eastern District of New York to forty-one
(41) months imprisonment in connection with the remaining two charges to which he pled guilty. The sentences will run concurrently. Mr. Madden began serving his sentence in September of 2002. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors.

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

      SEC Investigation

      On March 14, 2001, the Company became aware that the Securities and Exchange Commission had issued a formal order of investigation with respect to trading in the Company's securities. The Company has had no communications with the SEC with regards to this matter since it filed its Annual Report on Form 10K for 2001.

      Other Actions

      The Company and certain of the Company's present and/or former directors have been named in an action commenced in the United States District Court for the Eastern District of New York by the Safeco Surplus Lines Insurance Company captioned, Safeco Surplus Lines Ins. Co. v. Steven Madden Ltd., et al., 02 CV 1151 (JG). The complaint principally seeks rescission of the excess insurance policy issued by Safeco to the Company for the February 4, 2000 to June 13, 2001 period and an order declaring that Safeco does not owe any indemnity obligation to the Company or any of its officers and directors in connection with the putative shareholder class action and derivative cases described in the Form 10Q filed by the Company for the quarter ended March 31, 2002. No subsequent proceedings have occurred in this action as the parties are engaged in discussions directed at resolving Safeco's claims.

      On or about January 22, 2002, an action was commenced against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steve Madden, Ltd. and Steve Madden Retail, Inc., CA No. CV02-0057 HU. The Complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices arising from the Company's use of four stripes as a design element on footwear which Adidas alleges infringes on its registered Three Stripe Trademark. On or about September 3, 2002, Adidas commenced a second action against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steve Madden, Ltd. and Steve Madden Retail, Inc., CA No. CV 02-1191 KI. The second Complaint seeks the same injunctive relief and unspecified monetary damages as the first lawsuit for various trademark infringement claims arising from the Company's use of two stripes as a design element on footwear. The Company believes it has substantial defenses to the claims asserted in both lawsuits based on pervasive use of two and four stripes as a design element by numerous other footwear manufacturers over the past three decades. The Company filed answers denying the allegations of infringement in both cases, which were consolidated before a single judge. Discovery is continuing and trial is schedule to begin May 19, 2003. Court ordered non-binding mediation is scheduled for a future date.

      On October 4, 2002, Skechers U.S.A., Inc., and Skechers U.S.A., Inc. II, filed suit against Steven Madden Ltd. and R.S.V. Sport, Inc. in the United States District Court for the Central District of California, Case No. CV 02-0766. Skechers alleges claims for patent infringement, federal unfair competition, federal antidilution violation, California unfair competition, California antidilution violation, and common law unfair competition. Skechers seeks unspecified monetary damages. Since that time, an agreement in principle has been reached to resolve all claims in this action, subject to the parties' approval of the written settlement documentation. While the Company believes that it will finalize a settlement agreement with Skechers in the near future, it further believes that it has substantial defenses to the claims asserted in the lawsuit in the unlikely event that no final agreement is reached.

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

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 2002.

                                     PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The Company's shares of common stock trade on The Nasdaq National Market. The following table sets forth the range of high and low bid quotations for the Company's Common Stock for the two year period ended December 31, 2002 as reported by The Nasdaq National Market. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                         Common Stock

                            High       Low                                   High       Low
                           ------     ------                                ------     ------

2002                                             2001
  Quarter ended            17.790     13.320       Quarter ended            15.125      7.656
    March 29, 2002                                   March 31, 2001
  Quarter ended            20.250     15.790       Quarter ended            19.050     13.350
    June 28, 2002                                    June 30, 2001
  Quarter ended            19.790     13.430       Quarter ended            19.890      7.450
    September 30, 2002                               September 30, 2001
  Quarter ended            18.850     13.590       Quarter ended            14.200      8.900
    December 31, 2002                                December 31, 2001

      On March 25, 2003, the final quoted price as reported by The Nasdaq National Market was $15.33 for each share of common stock. As of March 18, 2003, there were 12,783,355 shares of Common Stock outstanding, held of record by 69 record holders and approximately 2,476 beneficial owners.

      Absence of Dividends. The Company anticipates that all of its earnings in the foreseeable future will be retained to finance the continued growth and expansion of its business and has no current intention to pay cash dividends.

ITEM 6      SELECTED FINANCIAL DATA

      The following selected financial data has been derived from the Company's audited financial statements. The Income Statement Data relating to 2002, 2001, 2000, 1999 and 1998 and the Balance Sheet Data as of December 31, 2002, 2001, 2000, 1999 and 1998 should be read in Conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

                                                                       Year Ended December 31,
                                            ----------------------------------------------------------------------------

                                                2002            2001            2000            1999            1998
                                            ------------    ------------    ------------    ------------    ------------
INCOME STATEMENT DATA:
  Net sales                                  326,136,000     243,391,000     205,113,000     163,036,000      85,783,000
    Cost of sales                            199,453,000     143,518,000     115,495,000      94,536,000      49,893,000
  Gross profit                               126,683,000      99,873,000      89,618,000      68,500,000      35,890,000
    Commissions and licensing fee              6,603,000       5,911,000       4,847,000       3,367,000       3,273,000
    Operating expenses                      (100,074,000)    (79,472,000)    (68,833,000)    (52,946,000)    (29,949,000)
    Cost of loss mitigation coverage                          (6,950,000)
  Income from operations                      33,212,000      19,362,000      25,632,000      18,921,000       9,214,000
    Interest income                            1,166,000       1,344,000       1,744,000         909,000         380,000
    Interest expense                             (16,000)        (66,000)       (102,000)        (90,000)       (235,000)
    Gain on sale of marketable securities         66,000          71,000         230,000
  Income before provision for income
    taxes                                     34,428,000      20,711,000      27,504,000      19,740,000       9,359,000
    Provision for income taxes                14,587,000       8,595,000      11,461,000       8,274,000       3,912,000
  Net Income                                  19,841,000      12,116,000      16,043,000      11,466,000       5,447,000
  Basic income per share                    $       1.58    $       1.04    $       1.42    $       1.06    $       0.58
  Diluted income per share                  $       1.45    $       0.94    $       1.26    $       0.92    $       0.50
  Basic weighted average common shares
    outstanding                               12,594,861      11,617,862      11,310,130      10,831,250       9,436,798
  Effect of potential common shares from
    exercise of options and warrants           1,115,018       1,330,002       1,387,244       1,634,102       1,546,303
  Diluted weighted average common shares
    outstanding                               13,709,879      12,947,864      12,697,374      12,465,352      10,983,101
BALANCE SHEET DATA
  Total assets                               150,500,000     121,862,000      91,733,000      78,135,000      48,928,000
  Working capital                             86,461,000      82,633,000      57,207,000      48,076,000      33,627,000
  Noncurrent liabilities                       1,532,000       1,313,000       1,130,000         980,000         681,000
  Stockholders' equity                       130,075,000     102,360,000      76,566,000      62,435,000      44,960,000

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

      The following table sets forth information on operations for the periods indicated:

                             Selected Financial Information
                             ------------------------------
                                       Year Ended
                                       ----------
                                       December 31
                                       -----------
                                    ($ in thousands)

                                           2002              2001              2000
                                      --------------    --------------    --------------

Consolidated:
------------
Net Sales                             $326,136   100%   $243,391   100%   $205,113   100%
Cost of Sales                          199,453    61     143,518    59     115,495    56
Gross Profit                           126,683    39      99,873    41      89,618    44
Other Operating Income                   6,603     2       5,911     3       4,847     2
Operating Expenses                     100,074    31      79,472    33      68,833    34
Cost of Loss Mitigation Coverage            --    --       6,950     3          --    --
Income from Operations                  33,212    10      19,362     8      25,632    12
Interest and Other Income Net            1,216     1       1,349     1       1,872     1
Income Before Income Taxes              34,428    11      20,711     9      27,504    13
Net Income                              19,841     6      12,116     5      16,043     8

                             Selected Financial Information
                             ------------------------------
                                       Year Ended
                                       ----------
                                       December 31
                                       -----------
                                    ($ in thousands)

                                           2002              2001              2000
                                      --------------    --------------    --------------

By Segment
WHOLESALE DIVISIONS:
-------------------

Steven Madden, Ltd. (Madden Womens)
-----------------------------------
Net Sales                             $108,577   100%   $ 92,413   100%   $ 87,977   100%
Cost of Sales                           75,080    69      60,052    65      54,707    62
Gross Profit                            33,497    31      32,361    35      33,270    38
Other Operating Income                   1,736     2       1,462     2         959     1
Operating Expenses                      27,714    26      24,929    27      25,422    29
Cost of Loss Mitigation Coverage            --    --       6,950     8          --    --
Income from Operations                   7,519     7       1,944     2       8,807    10

l.e.i. Footwear:
---------------
Net Sales                             $ 55,665   100%   $ 42,592   100%   $ 37,741   100%
Cost of sales                           35,368    64      26,859    63      23,657    63
Gross Profit                            20,297    36      15,733    37      14,084    37
Operating Expenses                      14,165    25       9,833    23       7,652    20
Income from Operations                   6,132    11       5,900    14       6,432    17

Madden Mens:
-----------
Net Sales                             $ 45,153   100%   $ 10,461   100%         --    --
Cost of sales                           29,022    64       6,737    64          --    --
Gross Profit                            16,131    36       3,724    36
Operating Expenses                      10,330    23       3,340    32          --    --
Income from Operations                   5,801    13         384     4          --    --

Diva Acquisition Corp:
---------------------
Net Sales                             $ 11,194   100%   $  7,454   100%   $  3,616   100%
Cost of sales                            8,117    73       5,384    72       2,591    72
Gross Profit                             3,077    27       2,070    28       1,025    28
Operating Expenses                       2,645    23       1,796    24       1,231    34
Income (Loss) from Operations              432     4         274     4        (206)   (6)

Stevies Inc.:
------------
Net Sales                             $ 13,664   100%   $ 10,984   100%   $  6,147   100%
Cost of sales                            8,777    64       7,014    64       3,846    63
Gross Profit                             4,887    36       3,970    36       2,301    37
Other Operating Income                      97     1         249     2         257     4
Operating Expenses                       3,205    24       2,626    24       1,595    26
Income from Operations                   1,779    13       1,593    14         963    15

STEVEN MADDEN RETAIL INC.:
-------------------------

Net Sales                             $ 91,883   100%   $ 79,487   100%   $ 69,632   100%
Cost of Sales                           43,089    47      37,472    47      30,694    44
Gross Profit                            48,794    53      42,015    53      38,938    56
Operating Expenses                      39,793    43      34,992    44      30,937    44
Income from Operations                   9,001    10       7,023     9       8,001    12
Number of Stores                            80                73                65

                             Selected Financial Information
                             ------------------------------
                                       Year Ended
                                       ----------
                                       December 31
                                       -----------
                                    ($ in thousands)

                                           2002              2001              2000
                                      --------------    --------------    --------------

By Segment (Continued)

ADESSO MADDEN INC.:                     2002              2001              2000
------------------                      ----              ----              ----
(FIRST COST)

Other Operating Revenue               $  4,770   100%   $  4,200   100%   $  3,631   100%
Operating Expenses                       2,222    47       1,956    47       1,996    55
Income from Operations                   2,548    53       2,244    53       1,635    45



RESULTS OF OPERATIONS
($ in thousands)

Year Ended December 31, 2002 vs. Year Ended December 31, 2001

Consolidated:
------------

      Sales for the year ended December 31, 2002 were $326,136 or 34% higher than the $243,391 for the year ended December 31, 2001. The increase in sales was partially due to a $34,692 increase in sales from the Madden Mens Wholesale Division ("Madden Mens") and year 2002 was a full year of operations from this division as well as double-digit percentage gains in each of our other Wholesale Divisions and sales gains of 16% ($12,396) in our Retail Division. Sales gains were attributable to greater acceptance of the Company's product offerings and to an increase in the Company's brand recognition as well as the Company's opening of ten additional stores.

      Consolidated gross profit as a percentage of sales decreased to 39% in 2002 from 41% in 2001. The decrease was primarily due to sluggish business conditions, which required increased markdowns, selling and advertising allowances to facilitate sales in 2002 vs. 2001.

      Total Operating expenses increased to $100,074 in 2002 from $79,472 in 2001. Such increase resulted from a first full year of operation for Madden Mens division, cost associated with growth in other segments of business as well as provision for management incentives. Advertising and marketing related expenses increased to $7,451 in 2002 from $6,596 in 2001 because of the Company's increased focus in this area. Selling, design and licensing expenses also increased to $18,346 in 2002 from $12,499 in 2001 because of overall growth in sales and the Company's concentration in its design and licensing areas. Additionally, operating expenses increased to $20,007 in 2002 from $16,845 primarily because the Company opened 10 additional retail stores during 2002. Also, total legal expenses in 2002 increased to $2,650 from $922 in 2001 because of incremental legal and defense costs.

      Income from operations for 2002 was $33,212, which represents an increase of $13,850 or 72% over income from operations of $19,362 in 2001. Net income increased by 64% to $19,841 in 2002 from $12,116 in 2001. The increase in income resulted from growth in sales, decrease in operating expenses as a percentage of sales as well as a $6,950 of expense in 2001 relating to a non-recurring charge associated with the purchase of loss mitigation insurance coverage.

Wholesale Divisions:
-------------------

Steven Madden Ltd. (Madden Women's, l.e.i. and Madden Mens):

      Sales from Madden Women's Wholesale Division ("Madden Women's") accounted for $108,577 or 33%, and $92,413 or 38%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including euro casuals, open stock dress sandals and classic platform round toe boots. Gross profit as a percentage of sales decreased to 31% in 2002 from 35% in 2001 primarily due to earlier action by the division to sell off slow moving styles by reducing selling prices to create open-to-buy for new best sellers and the higher markdowns taken by the division because of the general softness in the economy. Operating expenses increased to $27,714 in 2002 from $24,929 in 2001 due to increases in employee incentives and performance related expenses. Additionally, selling and designing expenses increased due to an increase in sales in 2002. Income from operations for Madden Women's was $7,519 in 2002 compared to $1,944 in 2001. Income from operations in 2001 included a pretax charge of $6,950 in connection with the purchase of a loss mitigation policy.

      Sales from l.e.i. ("l.e.i.") accounted for $55,665 or 17%, and $42,592 or 17%, of total sales in 2002 and 2001, respectively. The increase in sales was principally due to the addition of new accounts with retailers including The Bon Marche, Dayton Hudson, Stage Stores and Foot Action and higher sales of key styles such as euro casual and lug bottom casuals. Gross profit as a percentage of sales decreased to 36% in 2002 from 37% in 2001 primarily due to an increase in markdown allowances caused by higher levels of promotional activities and general softness in the economy in the year 2002. Operating expenses increased to $14,165 in 2002 from $9,833 in 2001 due to increased sales commission, out freight and licensing costs as well as employee incentives and performance related expenses. Income from operations for l.e.i. was $6,132 in 2002 compared to $5,900 in 2001.

      Sales from Madden Mens ("Madden Mens"), which commenced shipping in the first quarter of 2001, accounted for $45,153 or 14%, and $10,461 or 4%, of total sales in 2002 and 2001, respectively. The sales increase resulted from doubling the number of Madden Mens doors and wider acceptance of Madden Mens products throughout the department store distribution channels. Sales were driven by key styles including euro casual and the sport-active look. Gross profit as a percentage of sales remained at 36% in 2002, the same as 2001. Operating expenses increased to $10,330 in 2002 from $3,340 in 2001 due to increases in payroll and other payroll-related expenses, which were due to growth in the business, and year 2002 was the first full complete year for this product line. Additionally, selling and designing expenses increased due to the increase in sales in 2002. Madden Mens income from operations increased to $5,801 in 2002 compared to $384 in 2001.

Diva Acquisition Corp. ("Diva"):

       Sales from Diva accounted for $11,194 or 3%, and $7,454 or 3%, of total sales in 2002 and 2001, respectively. The increase in sales was achieved partly through the third quarter inclusion of sales of products from the newly introduced Steven brand (which had net sales of $860 in 2002) within the Diva Division. The increase in sales was also driven by key styles including pointy toe dress shoes, sport active shoes, driving moccasins and mid-heel dress shoes. Gross profit as a percentage of sales decreased to 27% in 2002 from 28% in 2001, primarily due to an increase in markdown allowances, resulting from higher levels of promotional activities caused by general softness in the economy in 2002. Operating expenses increased to $2,645 in 2002 from $1,796 in 2001 due to increases in payroll and other payroll-related expenses due to the growth in the business. Additionally, selling and related expenses increased due to the increase in sales in 2002. Diva's income from operations increased to $432 in 2002 compared to $274 in 2001.

Stevies Inc. ("Stevies"):

      Sales from Stevies accounted for $13,664 or 4%, and $10,984 or 5%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the addition of new accounts with retailers including Meldisco children's departments, Zutopia, and the Wet Seals' children's division. This increase in sales was also due to the growth in accounts such as Limited Too, Journey's Kidz, Nordstrom and Filenes. Gross profit as a percentage of sales remained at 36% in 2002 same as 2001. Operating expenses increased to $3,205 in 2002 from $2,626 in 2001 due to increases in payroll and other payroll-related expenses. Additionally, selling and related expenses increased due to an increase in sales in the current period. Stevies income from operations increased to $1,779 in 2002 compared to $1,593 in 2001.

Retail Division:
---------------

      Sales from the Retail Division accounted for $91,883 or 28% and $79,487 or 33% of total sales in 2002 and 2001, respectively. This increase in sales was due to the increase in the number of Steve Madden retail stores as well as an increase in comparable store sales. During 2002, the Company opened ten (10) new stores and closed three (3) of its low performing stores. As of December 31,

2002, there were 80 retail stores compared to 73 stores as of December 31, 2001. Comparable store sales for the year ended December 31, 2002 increased 6% over such sales in 2001. This increase was achieved through the early delivery of fresh products to the Company's stores and the prompt replenishment of inventory in season. Additionally the increase in sales was driven by key styles including women's dress and casual shoes as well as an increase in the sale of men's footwear in the Company's retail stores. Gross profit as a percentage of sales remained at 53% in 2002, the same as 2001. Operating expenses for the Retail Division increased to $39,793 or 43% of sales in 2002 from $34,992 or 44% of sales in 2001. This increase primarily resulted from the addition of new stores. Income from operations for the Retail Division was $9,001 in 2002 compared to $7,023 in 2001.

Adesso-Madden Division:
----------------------

      Adesso-Madden, Inc. generated commission revenues of $4,770 for the year ended December 31, 2002, which represents a 14% increase over commission revenues of $4,200 in 2001. This increase was primarily due to the growth in accounts such as Wal-Mart, Target, JC Penney and Mervyn's and the addition of children's products to the assortment mix. Operating expenses increased to $2,222 in 2002 from $1,956 in 2001 due to increases in payroll and other payroll-related expenses. Income from operations for Adesso-Madden was $2,548 in 2002 compared to $2,244 in 2001.

Year Ended December 31, 2001 vs. Year Ended December 31, 2000

Consolidated:
------------

      Sales for the year ended December 31, 2001 were $243,391 or 19% higher than sales of $205,113 for the year ended December 31, 2000. The increase in sales was due to several factors, including (i) additional revenues of $10,461 from the Company's new Madden Mens Wholesale Division, which commenced shipping in the first quarter of 2001, (ii) a 14% increase in retail sales due to the opening of additional retail stores, (iii) a 13% increase in sales from l.e.i. Wholesale, (iv) a 79% increase in sales from Stevies Wholesale, (v) a 106% increase in sales from Diva Wholesale, (vi) the addition in wholesale accounts, and (vii) an increase in public awareness with respect to the Company's brands.

      Consolidated gross profit as a percentage of sales decreased from 44% in 2000 to 41% in 2001. The decrease in gross margin resulted from greater promotional activity at retail this year due to sluggish July 2001 sales and the tragic events of September 11th and its aftermath. Margin pressures from wholesale large accounts prompted the Company to be early and aggressive with markdowns in a highly promotional retail climate. Finally, the decrease in the Company's higher margin retail business as a percentage of total sales contributed to the margin erosion.

      Selling, general and administrative (SG&A) expenses increased to $79,472 in 2001 from $68,833 in 2000. The increase in SG&A expenses was due primarily to a 28% increase in payroll, management incentives and payroll-related expenses from $24,268 in 2000 to $31,004 in 2001. Also, selling and designing expenses increased by 19% from $10,510 in 2000 to $12,499 in 2001. This was due in part to an increase in sales in the current period and to the Company's increased focus on selling and designing activities. The increase in the number of retail outlets and expanded corporate office facilities resulted in an increase in occupancy, telephone and utilities expenses by 19% from $9,208 in 2000 to $10,957 in 2001.

      Income from operations for 2001 was $19,362, which represented a decrease of $6,270 from the income from operations of $25,632 in 2000 and was due to a non-recurring charge taken in the fourth quarter of 2001 for the purchase of loss mitigation insurance coverage in the amount of $6,950. Net income decreased to $12,116 in 2001 from $16,043 in 2000 due to the factors mentioned above.

Wholesale Divisions:
-------------------

Steven Madden Ltd (Madden Women's, l.e.i. and Madden Mens):

      Sales from the Madden Women's Wholesale Division accounted for $92,413 or 38%, and $87,977 or 43%, of total sales in 2001 and 2000, respectively. The increase in sales was driven by the sales of key styles including euro-sport casuals, pointed toe and Madden slippers. Also, sales were driven by an increase in reorders through open stock replenishment for late spring and fall items.

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

      Sales from l.e.i. accounted for $42,592 or 17%, and $37,741 or 18%, of total sales in 2001 and 2000, respectively. Revenues for the year ended December 31, 2001 increased 13% over the same period of 2000. The focus of the l.e.i. Wholesale expansion was in department stores such as May Department Stores, and specialty store channels such as Journeys. Gross profit as a percentage of sales remained the same in 2000 and 2001. Operating expenses increased to $9,833 in 2001 from $7,652 in 2000 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for l.e.i. was $5,900 in 2001 compared to income from operations of $6,432 in 2000.

      Madden Mens commenced shipping in the first quarter of 2001. Madden Mens generated revenues of $10,461 for the year ended December 31, 2001.

      Sales from Diva accounted for $7,454 or 3%, and $3,616 or 2%, of total sales in 2001 and 2000, respectively. The Company believes that the increase in sales was driven by placements of its new product line in major department stores, specialty stores, and specialty catalogues. Gross profit as a percentage of sales remained the same in 2000 and 2001. Operating expenses increased to $1,796 in 2001 from $1,231 in 2000 due to increases in payroll and payroll-related expenses. Additionally, selling and related expenses increased due to an increase in sales in the current period. Income from operations for Diva was $274 for the year 2001 which represented a 233% increase over loss from operations of $206 in 2000.

      Sales from Stevies, which commenced shipping in the second quarter of 2000, accounted for 10,984 or 5%, and $6,147 or 3%, of total sales in 2001 and 2000, respectively. This increase was primarily due to a full year of operation and growth in accounts such as Limited Too and Nordstrom. Gross profit as a percentage of sales decreased from 37% in 2000 to 36% in 2001 due to margin pressures from some of Stevies' large accounts, which prompted the Company to be early and aggressive with markdowns in a highly promotional retail climate. Operating expenses increased to $2,626 in 2001 from $1,595 in 2000 due to increases in payroll and payroll-related expenses. Additionally, selling and designing expenses increased due to an increase in sales in the current period. Income from operations for Stevies Wholesale was $1,593 in 2001 compared to income from operations of $963 in 2000.

Retail Division:
---------------

      Sales from the Retail Division accounted for $79,487 or 33% and $69,632 or 34% of total sales in 2001 and 2000, respectively. This increase in Retail Division sales was primarily due to the increase in the number of Steve Madden retail stores. During the year ended December 31, 2001, the Company closed two of its least productive stores located in Coconut Grove, Florida and in Mineola, New York. As of December 31, 2001, there were 73 Steve Madden retail stores compared to 65 stores as of December 31, 2000. Same store sales for the year ended December 31, 2001 decreased by 1% compared to the same store sales for 2000 due to sluggish consumer traffic in the aftermath of September 11th. Revenues from the Internet store for the year ended December 31, 2001 were in excess of $4,000, showing an increase of 37% over such revenues in 2000. Gross profit as a percentage of sales decreased from 56% in 2000 to 53% in 2001 due to greater promotional activity at retail in 2001. Operating expenses for the Retail Division increased to $34,992 or 44% of sales in 2001 from $30,937 or 44% of sales in 2000. This increase in dollars was due to increases in payroll and payroll-related expenses and occupancy expenses as a result of opening ten additional stores in 2001. Income from operations for the Retail Division was $7,023 in 2001 compared to income from operations of $8,001 in 2000.

Adesso-Madden Division:
----------------------

      Adesso-Madden, Inc. generated commission revenues of $4,200 for the year ended December 31, 2001, which represented a 16% increase over commission revenues of $3,631 in 2000. This increase was primarily due to the growth in accounts such as Walmart and Target and the addition of children's products to the assortment mix. Operating expenses decreased to $1,956 in 2001 from $1,996 in 2000. Income from operations for Adesso-Madden was $2,244 in 2001 compared to income from operations of $1,635 in 2000.

LICENSE AGREEMENTS

      Revenues from licensing increased to $1,833 in 2002 from $1,711 in 2001. As of December 31, 2002, the Company had six license partners covering six product categories of its Steve Madden brand. Also, as of December 31, 2002, the Company had two license partners covering two product categories of its Stevies brand. The product categories include handbags, hosiery, sunglasses, eyewear, belts and outerwear.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had working capital of $86,461 at December 31, 2002 compared to $82,633 of working capital at December 31, 2001, representing an increase of $3,828, which was primarily due to the Company's net income and proceeds received from the exercise of stock options. The Company believes that based upon its financial position and its ability to generate cash flow from operations, it expects to meet all of its financial commitments and operating needs through December 31, 2003.

      Under the terms of a factoring agreement with Capital Factors, Inc., the Company is permitted to draw down 80% of its invoiced receivables at an interest rate of two points below the Prime Rate (as defined in such agreement). The agreement with Capital Factors was renewed for the period beginning June 30, 2002 through December 31, 2004. Capital Factors maintains a lien on all of the Company's inventory and receivables and assumes the credit risk for all assigned accounts approved by them. Under the agreement, the Company has a credit line of $15,000. The Company did not use any portion of credit line during 2002.

      The Company has invested in marketable securities consisting of corporate bonds, U.S. Treasury notes and government asset-backed securities. The securities mature on various dates through 2007.

OPERATING ACTIVITIES

      During the year ended December 31, 2002, cash provided from operating activities was $29,593. Uses of cash arose principally from an increase in non-factored accounts receivable of $1,207 and an increase in inventories of $3,627. Sources of cash were provided principally by net income of $19,841 and a decrease in prepaid expenses and other assets of $7,046.

      The Company leases office, showroom, warehouse and retail facilities under non-cancelable operating leases with terms expiring at various times through 2013. Future minimum annual lease payments under non-cancelable operating leases consist of the following at December 31:

            2003                                           $   8,653
            2004                                               8,582
            2005                                               8,236
            2006                                               8,256
            2007                                               7,716
            Thereafter                                        21,786
                                                           ---------
                                                           $  63,229
                                                           =========

      The Company has an employment agreement with Steve Madden, its former CEO and President, to serve as the Company's Creative and Design Chief. The employment agreement, as amended, provides for an annual salary of $700,000 through June 30, 2011. The agreement also provides for an annual performance bonus, an annual option grant at exercise prices equal to the market price on the date of grant and a non-accountable expense allowance.

      The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $1,639 in 2003, $1,545 in 2004 and $641 in 2005. In addition, such employment agreements provide for incentive compensation based on various performance criteria as well as other benefits.

      Significant portions of the Company's products are produced at overseas locations, the majority of which are located in Brazil, China, Italy and Spain. The Company has not entered into any long-term manufacturing or supply contracts with any of these foreign companies. The Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products. In addition, the Company currently makes approximately ninety-five percent (95%) of its purchases in U.S. dollars.

INVESTING ACTIVITIES

      During the year ended December 31, 2002, the Company invested $22,308 in marketable securities, net of maturities and sales of $4,041. In addition, the Company invested $5,072 on leasehold improvements to its corporate office space, the cost of opening of ten (10) new stores and upgrading its computer system.

FINANCING ACTIVITIES

      During the year ended December 31, 2002, the Company received $4,364 in connection with the exercise of stock options.

INFLATION

      The Company does not believe that the relatively low rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on sales or profitability.

OTHER CONSIDERATIONS

      Fashion Industry Risks. The success of the Company will depend in significant part upon its ability to anticipate and respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that the Company's products will correspond to the changes in taste and demand or that the Company will be able to successfully market products which respond to such trends. If the Company misjudges the market for its products, it may be faced with significant excess inventories for some products and missed opportunities with others. In addition, misjudgments in merchandise selection could adversely affect the Company's image with its customers resulting in weak sales and increased markdown allowances for customers which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Inventory Management. The fashion-oriented nature of the Company's industry and the rapid changes in customer preferences leave the Company vulnerable to an increased risk of inventory obsolescence. Thus, the Company's ability to manage its inventories properly is an important factor in its operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish brand loyalty. Conversely, excess inventories can result in lower gross margins due to the necessity of providing discounts to retailers.

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

      The Company generally enters into a number of purchase order commitments with its customers for each of its lines every season and does not enter into long-term agreements with any of its customers. Therefore, a decision by a significant customer of the Company, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company or to change its manner of doing business could have a material adverse effect on the Company's business, financial condition and results of operations. The Company sells its products primarily to retail stores across the United States and extends credit based on an evaluation of each customer's financial condition, usually without requiring collateral. While various retailers, including some of the Company's customers, have experienced financial difficulties in the past few years which increased the risk of extending credit to such retailers, the Company's losses due to bad debts have been limited. Pursuant to the Factoring Agreement between Capital Factors and the Company, Capital Factors currently assumes the credit risk related to approximately 95% of the Company's accounts receivables. However, financial difficulties of a customer could cause the Company to curtail business with such customer or require the Company to assume more credit risk relating to such customer's receivables.

      Impact of Foreign Manufacturers. Substantial portions of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the year ended December 31, 2002, approximately 80% of the Company's products were purchased from sources outside the United States, including China, Brazil, Italy and Spain.

      Risks inherent in foreign operations include work stoppages, transportation delays and interruptions, changes in social, political and economic conditions which could result in the disruption of trade from the countries in which the Company's manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not believe that any such economic or political condition will materially affect the Company's ability to purchase products, since a variety of materials and alternative sources are available. The Company cannot be certain, however, that it will be able to identify such alternative sources without delay (if ever) or without greater cost to the Company. The Company's inability to identify and secure alternative sources of supply in this situation would have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company's imported products are also subject to United States customs duties. The United States and the countries in which the Company's products are produced or sold, from time to time, impose new quotas, duties, tariffs, or other restrictions, or may adversely adjust prevailing quota, duty or tariff levels, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

      Possible Adverse Impact of Unaffiliated Manufacturers' Inability to Manufacture in a Timely Manner, Meet Quality Standards or to Use Acceptable Labor Practices. As is common in the footwear industry, the Company contracts for the manufacture of a majority of its products to its specifications through foreign manufacturers. The Company does not own or operate any manufacturing facilities and is therefore dependent upon independent third parties for the manufacture of all of its products. The Company's products are manufactured to its specifications by both domestic and international manufacturers. The inability of a manufacturer to ship orders of the Company's products in a timely manner or to meet the Company's quality standards could cause the Company to miss the delivery date requirements of its customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Intense Industry Competition. The fashion footwear industry is highly competitive and barriers to entry are low. The Company's competitors include specialty companies as well as companies with diversified product lines. The recent substantial growth in the sales of fashionable footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Diesel, Kenneth Cole, Nine West, DKNY, Skechers, Nike and Guess, may have significantly greater financial and other resources than the Company and there can be no assurance that the Company will be able to compete successfully with other fashion footwear companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes effective advertising and marketing, fashionable styling, high quality and value are the most important competitive factors and plans to continually employ these elements as it develops its products. The Company's inability to effectively advertise and market its products could have a material adverse effect on the Company's business, financial condition and results of operations.

      Expansion of Retail Business. The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), David Aaron(R), Stevies, Steven, Steve Madden Mens and l.e.i. (R) brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. During the year ended December 31, 2002 the Company opened ten (10) Steve Madden retail stores and has plans to open approximately eight to ten (8-10) Steve Madden retail stores in the year 2003. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with existing stores. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results will increase or not decrease in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

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

      Seasonal and Quarterly Fluctuations. The Company's results may fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of the Company's products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, the timing of inventory write downs, the cost of materials, the mix between wholesale and licensing businesses, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors. In addition, the Company expects that its sales and operating results may be significantly impacted by the opening of new retail stores and the introduction of new products. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

      Outstanding Options. As of March 17, 2003, the Company had outstanding options to purchase an aggregate of approximately 2,342,425 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the options. Further, while its options are outstanding, they may adversely affect the terms in which the Company could obtain additional capital.

      Economic and Political Risks. The present economic condition in the United States and concern about uncertainties could significantly reduce the disposable income available to the Company's customers which purchase our products. In addition, current unstable political conditions including, the potential or actual conflicts in Iraq, North Korea or elsewhere, or the continuation or escalation of terrorism, could have an adverse effect on the Company's business, financial condition and results of operations.


ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates primarily based on the prime rate. An analysis of the credit agreement can be found in Note C. "Due From Factor" to the Consolidated Financial Statements included in this report. On December 31, 2002 and December 31, 2001, there were no direct borrowings outstanding under the credit agreement.


ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See financial statements following Item 15 of this Annual Report on Form 10-K.


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


ITEM 14     CONTROLS AND PROCEDURES

      Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


ITEM 15     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

      The following consolidated financial statements of Steven Madden, Ltd. and subsidiaries are included in Item 8:

Steven Madden, Ltd. and Subsidiaries



CONTENTS
                                                                            Page
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS

    Independent auditors' report                                             F-2

    Balance sheets as of December 31, 2002 and 2001                          F-3

    Statements of income for the years ended December 31, 2002, 2001
      and 2000                                                               F-4

    Statements of changes in stockholders' equity for the years ended
      December 31, 2002, 2001 and 2000                                       F-5

    Statements of cash flows for the years ended December 31, 2002,
      2001 and 2000                                                          F-8

    Notes to financial statements                                            F-9

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Steven Madden, Ltd.
New York, New York

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
February 12, 2003

Steven Madden, Ltd. and Subsidiaries



Consolidated Balance Sheets

                                                                                         December 31,
                                                                                ------------------------------
                                                                                     2002             2001
                                                                                -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  56,713,000    $  50,179,000
   Accounts receivable - net of allowances of $497,000 and $257,000                 3,039,000        2,072,000
   Due from factor - net of allowances of $1,718,000 and $1,387,000                22,373,000       22,783,000
   Inventories                                                                     19,445,000       15,818,000
   Marketable securities - available for sale                                         500,000
   Prepaid expenses and other current assets                                        1,651,000          836,000
   Prepaid taxes                                                                                     7,911,000
   Deferred taxes                                                                   1,633,000        1,223,000
                                                                                -------------    -------------

         Total current assets                                                     105,354,000      100,822,000

Property and equipment, net                                                        17,073,000       15,707,000
Deferred taxes                                                                      3,699,000        3,019,000
Deposits and other                                                                    298,000          248,000
Marketable securities - available for sale                                         22,010,000
Cost in excess of fair value of net assets acquired - net of accumulated
   amortization of $714,000                                                         2,066,000        2,066,000
                                                                                -------------    -------------

                                                                                $ 150,500,000    $ 121,862,000
                                                                                =============    =============

LIABILITIES
Current liabilities:
   Current portion of capital lease obligations                                 $      14,000    $      43,000
   Accounts payable                                                                 9,044,000        6,836,000
   Accrued expenses                                                                 7,134,000       10,898,000
   Accrued incentive compensation                                                   2,701,000          412,000
                                                                                -------------    -------------

         Total current liabilities                                                 18,893,000       18,189,000

Deferred rent                                                                       1,532,000        1,299,000
Capital lease obligations, less current portion                                                         14,000
                                                                                -------------    -------------

                                                                                   20,425,000       19,502,000
                                                                                -------------    -------------
Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000,000 shares authorized; none issued
   Series A Junior Participating preferred stock - $.0001 par value, 60,000 shares authorized; none issued
Common stock - $.0001 par value, 60,000,000 shares authorized, 14,016,059 and 13,439,020 shares issued, 12,770,855 and 12,193,816 shares
      outstanding                                                                       1,000            1,000
Additional paid-in capital                                                         70,683,000       60,643,000
Retained earnings                                                                  70,722,000       50,881,000
Unearned compensation                                                              (3,476,000)      (1,174,000)
Other comprehensive gain:
   Unrealized gain on marketable securities                                           136,000
Treasury stock - 1,245,204 shares at cost                                          (7,991,000)      (7,991,000)
                                                                                -------------    -------------

                                                                                  130,075,000      102,360,000
                                                                                -------------    -------------
                                                                                $ 150,500,000    $ 121,862,000
                                                                                =============    =============


See Notes to Financial Statements

Steven Madden, Ltd. and Subsidiaries



Consolidated Statements of Income

                                                                  Year Ended December 31,
                                                      -----------------------------------------------
                                                           2002             2001             2000
                                                      -------------    -------------    -------------

Net sales:
   Wholesale                                          $ 234,253,000    $ 163,904,000    $ 135,481,000
   Retail                                                91,883,000       79,487,000       69,632,000
                                                      -------------    -------------    -------------

                                                        326,136,000      243,391,000      205,113,000
                                                      -------------    -------------    -------------

Cost of sales:
   Wholesale                                            156,364,000      106,046,000       84,801,000
   Retail                                                43,089,000       37,472,000       30,694,000
                                                      -------------    -------------    -------------

                                                        199,453,000      143,518,000      115,495,000
                                                      -------------    -------------    -------------

Gross profit                                            126,683,000       99,873,000       89,618,000
Commission and licensing fee income                       6,603,000        5,911,000        4,847,000
Operating expenses                                     (100,074,000)     (79,472,000)     (68,833,000)
Cost of loss mitigation coverage                                          (6,950,000)
                                                      -------------    -------------    -------------

Income before other income (expenses) and provision
   for income taxes                                      33,212,000       19,362,000       25,632,000

Other income (expenses):
   Interest income                                        1,166,000        1,344,000        1,744,000
   Interest expense                                         (16,000)         (66,000)        (102,000)
   Gain on sale of marketable securities                     66,000           71,000          230,000
                                                      -------------    -------------    -------------

Income before provision for income taxes                 34,428,000       20,711,000       27,504,000
Provision for income taxes                               14,587,000        8,595,000       11,461,000
                                                      -------------    -------------    -------------

Net income                                            $  19,841,000    $  12,116,000    $  16,043,000
                                                      =============    =============    =============

Basic income per share                                $        1.58    $        1.04    $        1.42
                                                      =============    =============    =============

Diluted income per share                              $        1.45    $        0.94    $        1.26
                                                      =============    =============    =============

Basic weighted average common shares outstanding         12,594,861       11,617,862       11,310,130
Effect of dilutive securities - options                   1,115,018        1,330,002        1,387,244
                                                      -------------    -------------    -------------

Diluted weighted average common shares                   13,709,879       12,947,864       12,697,374
outstanding                                           =============    =============    =============


See Notes to Financial Statements

Steven Madden, Ltd. and Subsidiaries



Consolidated Statements of Changes in Stockholders' Equity

                                                    Common Stock         Additional
                                              -----------------------      Paid-in       Retained       Unearned
                                                Shares       Amount        Capital       Earnings     Compensation
                                              ----------   ----------   ------------   ------------   ------------

Balance - December 31, 1999                   11,797,793   $    1,000   $ 42,906,000   $ 22,722,000   $ (1,279,000)
Exercise of stock options                        508,891                   2,807,000
Tax benefit from exercise of options                                         975,000
Net income                                                                               16,043,000
Amortization of unearned compensation                                                                      382,000
Common stock purchased for treasury
                                              ----------   ----------   ------------   ------------   ------------

Balance - December 31, 2000                   12,306,684        1,000     46,688,000     38,765,000       (897,000)
Exercise of stock options                      1,122,336                   8,998,000
Tax benefit from exercise of options                                       2,765,000
Compensation in connection with issuance of
   stock options                                                           2,004,000                      (810,000)
Compensation in connection with issuance of
   restricted stock                               10,000                     188,000
Net income                                                                               12,116,000
Amortization of unearned compensation                                                                      533,000
                                              ----------   ----------   ------------   ------------   ------------

Balance - December 31, 2001                   13,439,020        1,000     60,643,000     50,881,000     (1,174,000)
Exercise of stock options                        567,039                   4,364,000
Tax benefit from exercise of options                                       1,146,000
Deferred compensation in connection with
   issuance of stock options and restricted
   stock                                                                   3,930,000                    (3,930,000)
Compensation in connection with issuance of
   stock options                                                             412,000
Compensation in connection with issuance of
   restricted stock                               10,000                     188,000
Amortization of unearned compensation                                                                    1,628,000
Unrealized holding gain on marketable
   securities
Net income                                                                               19,841,000
Comprehensive income
                                              ----------   ----------   ------------   ------------   ------------

Balance - December 31, 2002                   14,016,059   $    1,000   $ 70,683,000   $ 70,722,000   $ (3,476,000)
                                              ==========   ==========   ============   ============   ============


See Notes to Financial Statements

Steven Madden, Ltd. and Subsidiaries



Consolidated Statements of Changes in Stockholders' Equity (cont.)

                                                    Accumulated
                                                       Other            Treasury Stock
                                                   Comprehensive  -------------------------
                                                       Gain          Shares        Amount
                                                    -----------   -----------   -----------
Balance - December 31, 1999                                           345,204   $(1,915,000)
Exercise of stock options
Tax benefit from exercise of options
Net income
Amortization of unearned compensation
Common stock purchased for treasury                                   900,000    (6,076,000)
                                                                  -----------   -----------

Balance - December 31, 2000                                         1,245,204    (7,991,000)
Exercise of stock options
Tax benefit from exercise of options
Compensation in connection with issuance of
   stock options
Compensation in connection with issuance of
   restricted stock
Net income
Amortization of unearned compensation
                                                                  -----------   -----------

Balance - December 31, 2001                                         1,245,204    (7,991,000)
Exercise of stock options
Tax benefit from exercise of options
Deferred compensation in connection with
   issuance of stock options and restricted stock
Compensation in connection with issuance of
   stock options
Compensation in connection with issuance of
   restricted stock
Amortization of unearned compensation
Unrealized holding gain on marketable securities    $   136,000
Net income
Comprehensive income
                                                    -----------   -----------   -----------

Balance - December 31, 2002                         $   136,000     1,245,204   $(7,991,000)
                                                    ===========   ===========   ===========


See Notes to Financial Statements

Consolidated Statements of Changes in Stockholders' Equity (cont.)



                                                        Total
                                                    Stockholders'    Comprehensive
                                                       Equity            Income
                                                    -------------    -------------

Balance - December 31, 1999                         $  62,435,000
Exercise of stock options                               2,807,000
Tax benefit from exercise of options                      975,000
Net income                                             16,043,000
Amortization of unearned compensation                     382,000
Common stock purchased for treasury                    (6,076,000)
                                                    -------------

Balance - December 31, 2000                            76,566,000
Exercise of stock options                               8,998,000
Tax benefit from exercise of options                    2,765,000
Compensation in connection with issuance of stock
   options                                              1,194,000
Compensation in connection with issuance of
   restricted stock                                       188,000
Net income                                             12,116,000
Amortization of unearned compensation                     533,000
                                                    -------------

Balance - December 31, 2001                           102,360,000
Exercise of stock options                               4,364,000
Tax benefit from exercise of options                    1,146,000
Deferred compensation in connection with
   issuance of stock options and restricted stock               0
Compensation in connection with issuance of
   stock options                                          412,000
Compensation in connection with issuance of
   restricted stock                                       188,000
Amortization of unearned compensation                   1,628,000
Unrealized holding gain on marketable securities          136,000    $     136,000
Net income                                             19,841,000       19,841,000
                                                                     -------------
Comprehensive income                                                 $  19,977,000
                                                    -------------    =============

Balance - December 31, 2002                         $ 130,075,000
                                                    =============


See Notes to Financial Statements

Steven Madden, Ltd. and Subsidiaries



Consolidated Statements of Cash Flows



                                                                                Year Ended December 31,
                                                                     --------------------------------------------
                                                                         2002            2001            2000
                                                                     ------------    ------------    ------------

Cash flows from operating activities:
   Net income                                                        $ 19,841,000    $ 12,116,000    $ 16,043,000
   Adjustments to reconcile net income to net cash provided by operating activities:
         Non-cash compensation                                          2,228,000       1,915,000         382,000
         Depreciation and amortization                                  3,706,000       3,447,000       3,586,000
         Deferred taxes                                                (1,090,000)       (480,000)     (1,350,000)
         Tax benefit from exercise of options                           1,146,000       2,765,000         975,000
         Provision for doubtful accounts and chargebacks                  571,000         219,000         506,000
         Deferred rent expense                                            233,000         225,000         297,000
         Realized gain on sale of marketable securities                   (66,000)        (71,000)       (230,000)
         Changes in:
            Accounts receivable                                        (1,207,000)        862,000      (1,474,000)
            Due from factor                                                79,000      (8,364,000)     (3,251,000)
            Inventories                                                (3,627,000)          6,000      (5,666,000)
            Prepaid expenses, prepaid taxes and other assets            7,046,000      (7,484,000)       (375,000)
            Accounts payable and accrued expenses                      (1,556,000)      4,054,000       4,610,000
            Accrued incentive compensation                              2,289,000         183,000        (348,000)
            Income tax payable                                                                         (4,957,000)
                                                                     ------------    ------------    ------------

               Net cash provided by operating activities               29,593,000       9,393,000       8,748,000
                                                                     ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                                  (5,072,000)     (3,415,000)     (7,933,000)
   Purchases of marketable securities                                 (26,349,000)        (54,000)
   Maturity/sale of marketable securities                               4,041,000         125,000         487,000
                                                                     ------------    ------------    ------------

               Net cash used in investing activities                  (27,380,000)     (3,344,000)     (7,446,000)
                                                                     ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                              4,364,000       8,998,000       2,807,000
   Purchase of treasury stock                                                                          (6,076,000)
   Payments of lease obligations                                          (43,000)       (127,000)       (135,000)
                                                                     ------------    ------------    ------------

               Net cash provided by (used in) financing activities      4,321,000       8,871,000      (3,404,000)
                                                                     ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                    6,534,000      14,920,000      (2,102,000)
Cash and cash equivalents - beginning of year                          50,179,000      35,259,000      37,361,000
                                                                     ------------    ------------    ------------

Cash and cash equivalents - end of year                              $ 56,713,000    $ 50,179,000    $ 35,259,000
                                                                     ============    ============    ============


Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                       $     16,000    $     66,000    $    102,000
      Income taxes                                                   $  6,522,000    $ 14,389,000    $ 16,172,000


See Notes to Financial Statements

Steven Madden, Ltd. and Subsidiaries

Notes to Financial Statements
December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      Organization:

         Steven Madden, Ltd., a Delaware corporation, designs and sources women's, girl's and men's shoes, for sale through its wholesale and retail channels under the Steve Madden, David Aaron, Stevies, Madden Mens and Lei (under license) brand names. Revenue is generated predominately through the sale of the Company's brand name merchandise and certain licensed products. At December 31, 2002 and 2001, the Company operated 80 and 73 retail stores (including its website as a store), respectively. Such revenue is subject to seasonal fluctuations. See Note K for operating segment information.

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

[4]      Cash equivalents:

         Cash equivalents at December 31, 2002 and 2001, amounted to approximately $46,024,000 and $41,770,000, respectively, and consist of money market accounts, certificates of deposit and commercial paper. The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

[5]      Marketable securities:

         Marketable securities consist primarily of corporate bonds, U.S. treasury notes and government asset-backed securities with maturities greater than three months up to 5 years at the time of purchase. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in shareholders' equity as accumulated other comprehensive income.

[6]      Inventories:

         Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market.

Steven Madden, Ltd. and Subsidiaries

Notes to Financial Statements
December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7]      Property and equipment:

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed utilizing the straight-line method based on estimated useful lives ranging from three to ten years. Leasehold improvements are amortized utilizing the straight-line method over the shorter of their estimated useful lives or the remaining lease term. Depreciation and amortization include amounts relating to property and equipment under capital leases.

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

[8]      Cost in excess of fair value of net assets acquired:

         Cost in excess of fair value of net assets acquired relates to two acquisitions, and through December 31, 2001 was being amortized over 20 years.

         During 2002, the Company adopted SFAS No. 142, "Goodwill and other Intangible Assets" ("FAS 142"). Amortization of indefinite lived intangible assets was no longer allowed under FAS 142, however these identified assets are subject to annual impairment tests. The Company has determined that the carrying amount of these assets is not impaired at December 31, 2002. Diluted earnings per share without the impact of amortization would have been $0.95 and $1.27 for 2001 and 2000, respectively.

[9]      Net income per share:

         Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in-the-money options and the proceeds (including the amount of compensation cost, if any, attributed to future services and not yet recognized and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options) thereof were used to purchase treasury stock at the average market price during the period. For the years ended December 31, 2002 and 2001, options exercisable into approximately 741,000 and 265,000 shares of common stock, respectively, have not been included in the calculation of diluted income per share as the result would have been antidilutive.

[10]     Advertising costs:

         The Company expenses costs of print, radio and billboard advertisements as of the first date the advertisements take place. Advertising expense included in operating expenses amounted to approximately $7,451,000 in 2002, $6,596,000 in 2001 and $6,941,000 in 2000.

[11]     Fair value of financial instruments:

         The carrying value of the Company's financial instruments approximate fair value due to their short-term nature or their underlying terms. Marketable securities are carried at quoted market prices which represent fair value.

Steven Madden, Ltd. and Subsidiaries

Notes to Financial Statements
December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[12]     Stock-based compensation:

         At December 31, 2002, the Company had various stock option plans, which are described more fully in Note D. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                         Year Ended December 31,
                                                           --------------------------------------------------
                                                                2002              2001              2000
                                                           --------------    --------------    --------------

         Reported net income                               $   19,841,000    $   12,116,000    $   16,043,000
         Stock-based employee compensation included in
           reported net income, net of tax                        932,000           935,000           223,000
         Stock-based employee compensation determined
           under the fair value based method, net of tax       (2,663,000)       (2,272,000)       (1,678,000)
                                                           --------------    --------------    --------------

         Pro forma net income                              $   18,110,000    $   10,779,000    $   14,588,000
                                                           ==============    ==============    ==============

         Basic income per share:
           As reported                                     $         1.58    $         1.04    $         1.42
           Pro forma                                       $         1.44    $         0.93    $         1.29

         Diluted income per share:
           As reported                                     $         1.45    $         0.94    $         1.26
           Pro forma                                       $         1.32    $         0.83    $         1.15

         The weighted average fair value of options granted in 2002, 2001 and 2000 was approximately $10.60, $9.44 and 4.54, respectively, using the Black-Scholes option-pricing model with the following assumptions:


                                                                2002              2001              2000
                                                           -------------     -------------     -------------

         Volatility                                             73%               75%               60%
         Risk free interest rate                           2.60% - 4.15%     3.56% - 4.98%     5.97% - 6.30%
         Expected life in years                                  4                 4                 4
         Dividend yield                                          0                 0                 0


[13]     Revenue recognition:

         Wholesale revenue is recognized upon shipment. Allowances for estimated discounts and allowances are recognized when sales are recorded. Commission revenue is recognized when title of product transfers to the customer. Retail sales are recognized when the payment is received from customers and are recorded net of returns. Licensing revenue is recognized on the basis of net sales reported by the licensees.

Steven Madden, Ltd. and Subsidiaries

Notes to Financial Statements
December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[14]     Impairment of long-lived assets:

         During fiscal 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). If facts and circumstances indicate that the Company's long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived asset would be compared to its carrying amounts to determine if a write-down to fair value is necessary. If a write-down is required, the amount is determined by estimation of the present value of net discounted cash flows in accordance with FAS 144.

[15]     Reclassification:

         Certain reclassifications have been made to the statements of cash flows for the years ended December 31, 2001 and 2000 to conform to the current year presentation.

NOTE B - PROPERTY AND EQUIPMENT

         The major classes of assets and accumulated depreciation and amortization are as follows:

                                                                  December 31,
                                                          ----------------------------
                                                              2002            2001
                                                          ------------    ------------

         Leasehold improvements                           $ 19,478,000    $ 18,180,000
         Machinery and equipment                               719,000         890,000
         Furniture and fixtures                              3,157,000       3,297,000
         Computer equipment                                  3,959,000       4,928,000
         Equipment under capital lease                         194,000         217,000
                                                          ------------    ------------

                                                            27,507,000      27,512,000
         Less accumulated depreciation and amortization    (10,434,000)    (11,805,000)
                                                          ------------    ------------

         Property and equipment - net                     $ 17,073,000    $ 15,707,000
                                                          ============    ============


NOTE C - DUE FROM FACTOR

Under the terms of its factoring agreement, as amended, the Company may request advances from the factor up to 80 percent of aggregate receivables purchased by the factor at an interest rate of prime minus 2%. The Company also pays a fee equal to 0.6% of the gross invoice amount of each receivable purchased. In addition, the factor charges an annual unused line fee of .25% of the average daily unused portion of the Company's $15,000,000 credit line. The Company sells and assigns a substantial portion of its receivables, principally without recourse, to the factor. At December 31, 2002 and 2001, $865,000 and $1,120,000 of factored receivables were sold by the Company with recourse. The factor assumes the credit risk of all assigned accounts approved by it, but maintains liens on all inventory, trade receivables (whether or not assigned) and the goods represented thereby.

Steven Madden, Ltd. and Subsidiaries

Notes to Financial Statements
December 31, 2002 and 2001


NOTE D - STOCK OPTIONS

The Company established various stock option plans under which options to purchase shares of common stock may be granted to employees, directors, officers, agents, consultants and independent contractors. The plans provide that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. No incentive stock option can be granted and exercised beyond five years to a stockholder owning 10% or more of the Company's outstanding common stock. Options granted under the plans during the three years ended December 31, 2002 vest on the date of grant or up to three years from such date.

The Company has several stock option plans. The 1993 Incentive Stock Option Plan, The 1995 Stock Plan, The 1996 Stock Plan and The 1997 Stock Plan provide for options to be granted to employees and directors.

In June 1999, the Company adopted The 1999 Stock Plan which authorized the issuance of up to 400,000 shares. In May 2000, the stockholders approved an amendment to this Plan to increase the maximum number of shares to be issued under the Plan to 975,000 shares. In July 2001, the stockholders approved an amendment to this Plan to increase the maximum number of shares to be issued under the Plan to 1,600,000 shares. In May 2002, the stockholders approved a further amendment to this Plan to increase the maximum number of shares to be issued under the Plan to 2,280,000. Terms of the 1999 Stock Plan are not materially different from the various existing stock option plans.

Through December 31, 2002, 2,250,000 options had been granted under The 1999 Stock Plan, as amended, and as of such date 30,000 shares were available for grant.

In connection with the amended employment agreement of the former Chief Executive Officer ("CEO"), who is now the Company's Creative and Design Chief, the Company issued options to purchase 500,000 shares of its common stock. The options, which vested in August 1998, have an exercise price of $3.31 and are exercisable over 10 years. Unearned compensation was recorded in the amount of $1,345,000 which represented the difference between the exercise price and the fair value of the stock on the date of grant, and is classified as a component of stockholders' equity. The unearned compensation is being amortized over the ten-year term of the amended agreement. Accordingly, $128,000 has been charged to operations for 2002, 2001 and 2000.

In connection with the Chief Operating Officer's employment agreement, the Company issued options to purchase 75,000 shares of its common stock. The options which vested quarterly through December 31, 2001, have an exercise price of $8.00. The market value of the stock on the date of grant was $10.80 per share. Unearned compensation was recorded in the amount of $810,000, which represented the difference between the exercise price and the fair value of the stock on the date of grant, and is classified as a component of stockholders' equity. The unearned compensation was amortized over the two year term of the employment agreement. Accordingly, $405,000 has been charged to operations in 2002 and 2001.

The Company granted options to an executive employee, who resigned in December 2000, to purchase 250,000 shares of the Company's common stock at $7.50 per share in 1998. The market value of the stock on the date of grant was $10.125 per share. The Company recorded approximately $656,000 as unearned compensation relating to such options, of which the remaining unamortized portion of approximately $254,000, was charged to operations during the year ended December 31, 2000.

Steven Madden, Ltd. and Subsidiaries

Notes to Financial Statements
December 31, 2002 and 2001


NOTE D - STOCK OPTIONS (CONTINUED)

Activity relating to stock options granted under the Company's plans and outside the plans during the three years ended December 31, 2002 is as follows:

                                       2002                      2001                      2000
                             -----------------------   -----------------------   -----------------------
                               Number      Weighted      Number      Weighted      Number      Weighted
                                 of        Exercise        of        Exercise        of        Exercise
                               Shares        Price       Shares        Price       Shares        Price
                             ----------   ----------   ----------   ----------   ----------   ----------

Outstanding at January 1      2,231,000   $     7.25    2,749,000   $     6.36    2,720,000   $     5.85
Granted                         696,000        17.53      614,000        12.68      550,000         9.09
Exercised                      (567,000)        7.70   (1,122,000)        8.02     (509,000)        5.52
Cancelled                       (15,000)       16.71      (10,000)        9.98      (12,000)        6.34
                             ----------                ----------                ----------

Outstanding at December 31    2,345,000        10.14    2,231,000         7.25    2,749,000         6.36
                             ==========                ==========                ==========

Exercisable at December 31    1,813,000         8.01    2,131,000         7.22    2,575,000         6.06
                             ==========                ==========                ==========


The following table summarizes information about stock options at December 31, 2002:

                                       Options Outstanding           Options Exercisable
                               ----------------------------------  ----------------------
                                            Weighted
                                             Average
                                            Remaining   Weighted                Weighted
                                           Contractual   Average                 Average
                                  Number       Life     Exercise      Number    Exercise
Range of Exercise Price        Outstanding  (in Years)    Price    Exercisable    Price
-----------------------        ----------- -----------  ---------  -----------  ---------

$1.50 to $3.31                    820,000      3.1       $  2.36      820,000    $  2.36
$5.50 to $6.00                     99,000      4.6          5.52       99,000       5.52
$6.57 to $7.00                    138,000      8.0          6.91      138,000       6.91
$8.00 to $9.12                    160,000      8.3          8.81      160,000       8.81
$9.55 to $10.25                   110,000      7.3          9.94      110,000       9.94
$11.81 to $12.00                   67,000      6.8         11.84       67,000      11.84
$13.50 to $17.41                  243,000      9.5         14.99       50,000      15.11
$18.00 to $20.80                  708,000      9.0         19.01      369,000      18.99
                                ---------                           ---------

                                2,345,000      6.5         10.14    1,813,000       8.01
                                =========                           =========


NOTE E - RESTRICTED STOCK AWARDS

Restricted stock awards have been granted to certain key executive management. These awards vest on various dates between January 2004 and January 2006. Awards of 190,000 shares and 20,000 shares were granted in 2002 and 2001, respectively. The average market price on the date of grant for awards granted in 2002 and 2001 were $17.15 and $18.80, respectively. Restricted stock compensation charged to expense was $871,000 and $188,000 for 2002 and 2001, respectively.

Steven Madden, Ltd. and Subsidiaries

Notes to Financial Statements
December 31, 2002 and 2001


NOTE F - PREFERRED STOCK

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

NOTE G - RIGHTS AGREEMENT

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

NOTE H - OPERATING LEASES

The Company leases office, showroom, warehouse and retail facilities under noncancelable operating leases with terms expiring at various times through 2013. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

         2003                          $  8,653,000
         2004                             8,582,000
         2005                             8,236,000
         2006                             8,256,000
         2007                             7,716,000
         Thereafter                      21,786,000
                                       ------------

                                       $ 63,229,000
                                       ============

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes.

Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $10,795,000, $9,142,000 and $7,604,000, respectively. Included in such amounts are contingent rents of $151,000, $125,000 and $122,000 in 2002, 2001 and 2000, respectively.

Pursuant to certain leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Accordingly, the Company has recorded deferred rent. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases, on a straight-line basis, over the lease term.

Steven Madden, Ltd. and Subsidiaries

Notes to Financial Statements
December 31, 2002 and 2001


NOTE I - INCOME TAXES

The income tax provision (benefit) consists of the following:

                                  2002            2001            2000
                              ------------    ------------    ------------
         Current:
            Federal           $ 11,411,000    $  6,899,000    $  9,787,000
            State and local      4,266,000       2,176,000       3,024,000
                              ------------    ------------    ------------

                                15,677,000       9,075,000      12,811,000
                              ------------    ------------    ------------

         Deferred:
            Federal               (793,000)       (365,000)     (1,031,000)
            State and local       (297,000)       (115,000)       (319,000)
                              ------------    ------------    ------------

                                (1,090,000)       (480,000)     (1,350,000)
                              ------------    ------------    ------------

                              $ 14,587,000    $  8,595,000    $ 11,461,000
                              ============    ============    ============

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

                                                         December 31,
                                                    ----------------------
                                                    2002     2001     2000
                                                    ----     ----     ----

         Income taxes at federal statutory rate     35.0%    35.0%    35.0%
         State income taxes - net of federal
            income tax benefit                       8.3      6.5      6.4
         Nondeductible items                         0.1       .3      0.3
         Other                                      (1.0)    (0.3)
                                                    ----     ----     ----

         Effective rate                             42.4%    41.5%    41.7%
                                                    ====     ====     ====

The Company applies the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The components of deferred tax assets and liabilities are as follows:

                                                      December 31,
                                                -----------------------
                                                   2002         2001
                                                ----------   ----------
         Current deferred tax assets:
            Receivable allowances               $  930,000   $  691,000
            Inventory                              703,000      532,000
                                                ----------   ----------

                                                 1,633,000    1,223,000
                                                ----------   ----------

         Non-current deferred tax assets:
            Depreciation                         2,242,000    2,035,000
            Deferred compensation                  813,000      438,000
            Deferred rent                          644,000      546,000
                                                ----------   ----------

                                                 3,699,000    3,019,000
                                                ----------   ----------

         Deferred tax assets                    $5,332,000   $4,242,000
                                                ==========   ==========

Steven Madden, Ltd. and Subsidiaries

Notes to Financial Statements
December 31, 2002 and 2001


NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER

[1]      Indictment:

         On June 20, 2000, Steven Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated
         Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 21, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office, pursuant to which he pled guilty to four of the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden has agreed to serve as the Company's Creative and Design Chief, a non-executive position. On April 4, 2002, Mr. Madden was sentenced in the United States District Court for the Southern District of New York to forty one (41) months' imprisonment in connection with two of the federal charges to which he pled guilty. On May 3, 2002, Mr. Madden was sentenced in the United States District court for the Eastern District of New York to forty one (41) months' imprisonment in connection with the remaining two charges to which he pled guilty. The sentences will run concurrently. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors. Mr. Madden began serving his sentence in September of 2002.

         In December 2001, the Company purchased a loss mitigation policy to cover costs arising out of lawsuits related to the June 2000 federal indictment of Steven Madden described above. The policy covers the Company's anticipated damages and legal costs in connection with such lawsuits. The Company is obligated to pay for damages and costs in excess of the policy limits. The cost of the policy was $6,950,000.

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

[3]      Shareholder derivative actions:

         On or about September 26, 2000, a shareholder derivative action was commenced in the United States District Court for the Eastern District of New York, captioned, Herrera v. Steven Madden and Steven Madden, Ltd. An agreement in principle has been reached to resolve all claims in this action, subject to execution of definitive documentation, such notice to the Company's shareholders (if any) as may be required by the District Court, and approval by the District Court. The Company believes, after consultation with counsel, that its defense costs and certain attorneys' fees in connection with this action will be subject to coverage by the Company's insurance as supplemented by the loss mitigation policy described above.

Steven Madden, Ltd. and Subsidiaries

Notes to Financial Statements
December 31, 2002 and 2001


NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

[3]      Shareholder derivative actions: (continued)

         On or about November 28, 2001, a shareholder derivative complaint was filed in the United States District Court for the Eastern District of New York, captioned Herrera v. Karson, et al. Named as defendants therein are the Company and certain of the Company's present and/or former directors. An agreement in principle has been reached to resolve all claims in this action, subject to execution of definitive documentation, such notice to the Company's shareholders (if any) as may be required by the District Court, and approval by the District Court. The Company believes, after consultation with counsel, that its defense costs and certain attorneys' fees in connection with this action will be subject to coverage by the Company's insurance as supplemented by the loss mitigation policy described above.

         The Company and certain of the Company's present and/or former directors have been named in an action commenced in the United States District Court for the Eastern District of New York by the Safeco Surplus Lines Insurance Company captioned, Safeco Surplus Lines Ins. Co. v. Steven Madden Ltd., et al. The complaint principally seeks rescission of the excess insurance policy issued by Safeco to the Company for the February 4, 2000 to June 13, 2001 period and an order declaring that Safeco does not owe any indemnity obligation to the Company or any of its officers and directors in connection with the shareholder class action and derivative cases referred to above. The ultimate outcome of this matter cannot presently be determined.

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

[5]      Other actions:

         (a) On or about January 22, 2002, an action was commenced against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steven Madden, Ltd. and Steven Madden Retail, Inc. The complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices arising from the Company's use of four stripes as a design element on footwear. On or about September 3, 2002, Adidas commenced a second action against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steven Madden, Ltd. and Steven Madden Retail, Inc. The second complaint seeks the same injunctive relief and unspecified monetary damages for various trademark infringement claims arising from the Company's use of two stripes as a design element on footwear. The Company believes it has substantial defenses to the claims asserted in both lawsuits and has filed answers denying the allegations of infringement in both cases. The Company is seeking to have both cases consolidated before a single judge. Discovery is continuing and trial is scheduled to begin in May 2003. Court ordered non-binding mediation is scheduled for a future date. The ultimate outcome of this matter cannot be presently determined.

Steven Madden, Ltd. and Subsidiaries

Notes to Financial Statements
December 31, 2002 and 2001


NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

[5]      Other actions: (continued)

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

         In connection with the above litigations, the Company has accrued $1,200,000. Management, based on the advice of counsel, believes such provision is adequate in the circumstances.

[6]      Employment agreements:

         The Company has an employment agreement with Steve Madden, its former CEO and President, to serve as the Company's Creative and Design Chief. The employment agreement, as amended, provides for an annual salary of $700,000 through June 30, 2011. The agreement also provides for an annual performance bonus, an annual option grant at exercise prices equal to market on the date of grant and a non-accountable expense allowance.

         The Company has employment agreements with other executives (the "executives") which expire between January 3, 2003 and December 31, 2005. These agreements provide for cash bonuses based upon a percentage of year to year increases in earnings before interest taxes depreciation and amortization, option grants and non-accountable expense allowances as defined. Base salary commitments for these executives are as follows:

               2003                 $ 1,639,000
               2004                   1,545,000
               2005                     641,000
                                    -----------

                                    $ 3,825,000
                                    ===========

         In connection with their employment agreements, two executives received an aggregate of 20,000 shares of restricted common stock from the Company. The restricted shares vested over one year through July 2002. Accordingly, the Company has recorded a charge to operations in the amount of $188,000 for the 10,000 shares that vested during the year ended December 31, 2002 and 2001.

[7]      Letters of credit:

         At December 31, 2002 and 2001, the Company had open letters of credit for the purchase of imported merchandise of approximately $10,066,000 and $6,252,000, respectively.

Steven Madden, Ltd. and Subsidiaries

Notes to Financial Statements
December 31, 2002 and 2001


[8]      Concentrations:

         The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured.

         During the year ended December 31, 2002, the Company purchased approximately 29% of their merchandise from a supplier in Brazil and 18% and 16% of their merchandise from two suppliers in China, respectively. Total inventory purchases for the year ended December 31, 2002 from Brazil and China were approximately 30% and 54%, respectively.

Steven Madden, Ltd. and Subsidiaries

Notes to Financial Statements
December 31, 2002 and 2001


NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

[8]      Concentrations: (continued)

         During the year ended December 31, 2001, the Company purchased approximately 28% and 21% of their inventory from a supplier in China and Brazil, respectively. Total inventory purchases for the year ended December 31, 2001 from Brazil and China were approximately 28% and 53%, respectively.

         During the year ended December 31, 2000, the Company purchased approximately 50% and 27% of their inventory from suppliers in China and Brazil, respectively.

         Sales to two customers accounted for 13% and 10% of net sales for the year ended December 31, 2002. These customers represented 17% and 10% of accounts receivable at December 31, 2002, respectively.

         Sales to two customers accounted for 13% and 11% of net sales for the year ended December 31, 2001. These customers represented 18% and 15% of accounts receivable at December 31, 2001, respectively.

         Sales to two customers accounted for 14% and 12% of net sales for the year ended December 31, 2000. These customers represented 22% and 21% of accounts receivable at December 31, 2000, respectively. One other customer represented 12% of accounts receivable at December 31, 2000.

         Sales to such customers are included in the wholesale segment (see Note
         K). Purchases are made primarily in United States dollars.

[9]      Consulting agreement:

         The Company had a consulting agreement with a financial advisory firm of which one of the Company's Board members is a managing director. The agreement provided for a fee of $150,000 over the one year agreement which expired in June 2002. The firm provided financial advisory and investment banking services to the Company. The Company recorded a charge to operations in the amount of $75,000 in each of the years ended December 31, 2002 and 2001 in connection with the agreement.

[10]     Valuation and qualifying accounts:

         The following is a summary of the allowance for doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount Due from Factor for the years ended December 31,:

                                                                       2002           2001           2000
                                                                   -----------    -----------    -----------

           Balance at beginning of year                            $ 1,644,000    $ 1,640,000    $ 1,510,000
           Charged to expense                                          630,000        219,000        506,000
           Uncollectible accounts written off, net of recoveries       (59,000)      (215,000)      (376,000)
                                                                   -----------    -----------    -----------

           Balance at end of year                                  $ 2,215,000    $ 1,644,000    $ 1,640,000
                                                                   ===========    ===========    ===========

Steven Madden, Ltd. and Subsidiaries

Notes to Financial Statements
December 31, 2002 and 2001


NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

[10]     Valuation and qualifying accounts: (continued)

         The following is a summary of property and equipment and the related accounts of accumulated depreciation and amortization for the years ended December 31,:

                                                                     2002           2001           2000
                                                                 ------------   ------------   ------------

           Cost basis
           Balance at beginning of year                          $ 27,512,000   $ 24,097,000   $ 16,164,000
           Additions                                                5,072,000      3,415,000      7,933,000
           Write-off of fully depreciated assets                   (5,077,000)
                                                                 ------------   ------------   ------------

           Balance at end of year                                  27,507,000     27,512,000     24,097,000
                                                                 ------------   ------------   ------------

           Accumulated depreciation and amortization
           Balance at beginning of year                            11,805,000      8,497,000      5,050,000
           Depreciation and amortization                            3,706,000      3,308,000      3,447,000
           Write-off of fully depreciated assets                   (5,077,000)
                                                                 ------------   ------------   ------------

           Balance at end of year                                  10,434,000     11,805,000      8,497,000
                                                                 ------------   ------------   ------------

           Property and equipment, net                           $ 17,073,000   $ 15,707,000   $ 15,600,000
                                                                 ============   ============   ============

         The following is a summary of cost in excess of fair value of net assets acquired and the related accumulated amortization for the years ended December 31:


                                                                     2002           2001           2000
                                                                 ------------   ------------   ------------

           Cost basis
           Balance at beginning and end of year                  $  2,780,000   $  2,780,000   $  2,780,000
                                                                 ------------   ------------   ------------

           Accumulated amortization
           Balance at beginning of year                               714,000        575,000        436,000
           Amortization                                                     0        139,000        139,000
                                                                 ------------   ------------   ------------

           Balance at end of year                                     714,000        714,000        575,000
                                                                 ------------   ------------   ------------

           Cost in excess of fair value of net assets acquired   $  2,066,000   $  2,066,000   $  2,205,000
                                                                 ============   ============   ============

NOTE K - OPERATING SEGMENT INFORMATION

The Company's reportable segments are primarily based on methods used to distribute its products. The wholesale and retail segments derive revenue from sales of women's, men's and girl's footwear. The wholesale segment, through sales to department and specialty stores, and the retail segment, through operation of its own retail stores, derive revenue from sales of branded women's, men's and girl's footwear. In addition, the wholesale segment has a licensing program that extends the Steve Madden and Stevies brands to accessories and ready-to-wear apparel. The other segment represents activities of a subsidiary which earns commissions for serving as a buying agent to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of private label shoes.

Steven Madden, Ltd. and Subsidiaries

Notes to Financial Statements
December 31, 2002 and 2001


NOTE K - OPERATING SEGMENT INFORMATION (CONTINUED)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before other income (expense) and the provision for income taxes. The following is information for the Company's reportable segments:

                                           Wholesale          Retail          Other         Consolidated
                                         -------------    -------------   ------------     -------------

Year ended December 31, 2002:
   Net sales to external customers (a)   $ 234,253,000    $  91,883,000                    $ 326,136,000
   Gross profit                             77,889,000       48,794,000                      126,683,000
   Commissions and licensing fees            1,833,000                    $   4,770,000        6,603,000
   Income from operations                   21,664,000        9,000,000       2,548,000       33,212,000
   Depreciation and amortization               739,000        2,966,000           1,000        3,706,000
   Other significant items:
      Deferred compensation                  2,228,000                                         2,228,000
      Deferred rent expense (reversal)         (14,000)         243,000           4,000          233,000
      Provision for doubtful accounts          570,000                            1,000          571,000
   Segment assets (b)                      113,477,000       36,166,000         857,000      150,500,000
   Capital expenditures                      1,246,000        3,826,000                        5,072,000

Year ended December 31, 2001:
   Net sales to external customers (a)     163,904,000       79,487,000                      243,391,000
   Gross profit                             57,858,000       42,015,000                       99,873,000
   Commissions and licensing fees            1,711,000                        4,200,000        5,911,000
   Income from operations (c)               10,095,000        7,023,000       2,244,000       19,362,000
   Depreciation and amortization               869,000        2,577,000           1,000        3,447,000
   Other significant items:
      Deferred compensation                    533,000                                           533,000
      Deferred rent expense (reversal)         (21,000)         249,000          (3,000)         225,000
      Provision for doubtful accounts          219,000                                           219,000
   Segment assets (b)                       90,061,000       30,922,000         879,000      121,862,000
   Capital expenditures                        551,000        2,864,000                        3,415,000

Year ended December 31, 2000:
   Net sales to external customers (a)     135,481,000       69,632,000                      205,113,000
   Gross profit                             50,680,000       38,938,000                       89,618,000
   Commissions and licensing fees            1,216,000                        3,631,000        4,847,000
   Income from operations                   15,996,000        8,001,000       1,635,000       25,632,000
   Depreciation and amortization             1,000,000        2,581,000           5,000        3,586,000
   Other significant items:
      Deferred compensation                    382,000                                           382,000
      Deferred rent expense (reversal)         (13,000)         310,000                          297,000
      Provision for doubtful accounts          463,000                           43,000          506,000
   Segment assets (b)                       60,740,000       30,215,000         778,000       91,733,000
   Capital expenditures                      1,044,000        6,889,000                        7,933,000

(a) Attributed to the United States, based on the location in which the sale originated.

(b) All long-lived assets, consisting of property and equipment and cost in excess of fair value of net assets acquired, are located in the United States.

(c) Loss mitigation coverage expense of $6,950,000 is reflected in the wholesale segment.

Steven Madden, Ltd. and Subsidiaries

Notes to Financial Statements
December 31, 2002 and 2001


NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 (000's omitted):

                                           March 31       June 30      September 30    December 31
                                         ------------   ------------   ------------   ------------

2002:
  Net sales                              $     66,611   $     88,111   $     93,018   $     78,396
  Cost of sales                                40,070         55,127         56,763         47,493
  Gross profit                                 26,541         32,984         36,255         30,903
  Commissions and licensing fee income          1,244          1,574          1,819          1,966
  Net income                                    4,093          5,262          6,268          4,218
  Net income per share:
    Basic                                        0.33           0.42           0.49           0.33
    Diluted                                      0.30           0.38           0.46           0.31

2001:
  Net sales                                    53,395         59,563         70,245         60,188
  Cost of sales                                31,314         34,245         40,517         37,442
  Gross profit                                 22,081         25,318         29,728         22,746
  Commissions and licensing fee income          1,134          1,235          1,637          1,905
  Net income (loss)                             3,650          4,423          5,367         (1,324)
  Net income (loss) per share:
    Basic                                        0.33           0.38           0.46          (0.11)
    Diluted                                      0.29           0.34           0.41          (0.11)

      (b) Reports on Form 8-K

          None.

      (c) Exhibits.

EXHIBITS

      3.01*    Certificate of Incorporation of the Company.

      3.02     *Amended & Restated By-Laws of the Company.

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

      10.11*   Employment Agreement of Jamieson Karson.

      10.12*   Amendment No. 1 to Employment Agreement of Arvind Dharia.

      10.13* Employment Agreement between Adesso-Madden, Inc. and Gerald Mongeluzo.

      10.14* Employment Agreement between Steven Madden Retail, Inc. and Mark Jankowski.

      10.15*   Amendment No. 1 to Employment Agreement of Richard Olicker.

      10.16*   Amendment No. 2 to Employment Agreement of Arvind Dharia.

      21.01*   Subsidiaries of Registrant.

      23.01    Consent of Eisner LLP.

      * Previously filed with the Securities and Exchange Commission.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   New York, New York
         March 27, 2003


                                       STEVEN MADDEN, LTD.

                                       By: /s/ JAMIESON KARSON
                                           -----------------------
                                           Jamieson Karson
                                           Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                           Title                                                       Date
------------------------------      ------------------------------------------------------      --------------

/s/ CHARLES KOPPELMAN               Executive Chairman of the Board                             March 27, 2003
------------------------------
Charles Koppelman


/s/ JAMIESON KARSON                 Chief Executive Officer and Vice Chairman of the Board      March 27, 2003
------------------------------
Jamieson Karson


/s/ ARVIND DHARIA                   Chief Financial Officer and Director                        March 27, 2003
------------------------------
Arvind Dharia


/s/ GERALD MONGELUZO                Director                                                    March 27, 2003
------------------------------
Gerald Mongeluzo


/s/ JOHN L. MADDEN                  Director                                                    March 27, 2003
------------------------------
John L. Madden


/s/ PETER MIGLIORINI                Director                                                    March 27, 2003
------------------------------
Peter Migliorini


/s/ HEYWOOD WILANSKY                Director                                                    March 27, 2003
------------------------------
Heywood Wilansky


/s/ MARC COOPER                     Director                                                    March 27, 2003
------------------------------
Marc Cooper

/s/ AWADHESH SINHA                  Director                                                    March 27, 2003
------------------------------
Awadhesh Sinha


/s/ ROGER GLADSTONE                 Director                                                    March 27, 2003
------------------------------
Roger Gladstone

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

      I, Jamieson Karson, certify that:

      1. I have reviewed this annual report on Form 10-K of Steven Madden, Ltd.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Dated: March 27, 2003

      By: /s/ JAMIESON KARSON
          -----------------------
          Jamieson Karson
          Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

      I, Arvind Dharia, certify that:

      1. I have reviewed this annual report on Form 10-K of Steven Madden, Ltd.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Dated: March 27, 2003

      By: /s/ ARVIND DHARIA
          -----------------------
          Arvind Dharia
          Chief Financial Officer

                               STEVEN MADDEN, LTD.
                                    FORM 10-K

                                  EXHIBIT INDEX


      Exhibit No        Description
      ----------        -----------

      99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002