Form 10-Q
period 2003-03-31
MADDEN STEVEN LTD
filed 2003-05-13
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2003
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

As of May 9, 2003, the latest practicable date, there were 12,890,705 shares of common stock, $.0001 par value, outstanding.

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                 March 31, 2003


                                TABLE OF CONTENTS



PART I-   FINANCIAL INFORMATION
ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets....................................     3

          Consolidated Statements of Operations..........................     4

          Consolidated Statements of Cash Flows..........................     5

          Notes to condensed Consolidated Financial Statements...........     6


ITEM 2.   Management's Discussion and Analysis
          Of Financial Condition and Results of Operations...............    10

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.....    20

ITEM 4.   Controls and Procedures........................................    20

PART II - OTHER INFORMATION
ITEM 1.   Legal Proceedings..............................................    22

ITEM 5.   Other Information..............................................    22

ITEM 6.   Exhibits and Reports on Form 8K................................    23

          Signature......................................................    24
          Certifications under the Sarbanes-Oxley Act of 2002............    25

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

                                                                       March 31,     December 31,      March 31,
                                                                         2003            2002            2002
                                                                     ------------    ------------    ------------
                                                                      (unaudited)                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $     44,614    $     56,713    $     33,186
   Accounts receivable, net of allowances of $402, $497 and $291            3,616           3,039           2,588
   Due from factor, net of allowances of $1,903, 1,718 and $1,443          32,525          22,373          36,287
   Inventories                                                             24,051          19,445          15,608
   Marketable securities - available for sale                               6,088             500             511
   Prepaid expenses and other current assets                                2,412           1,651           6,484
   Deferred taxes                                                           1,633           1,633           1,223
                                                                     ------------    ------------    ------------

        Total current assets                                              114,939         105,354          95,887

Property and equipment, net                                                17,360          17,073          15,616
Deferred taxes                                                              3,699           3,699           3,019
Deposits and other                                                            296             298             302
Marketable securities - available for sale                                 20,701          22,010           5,703
Cost in excess of fair value of net assets acquired, net of
   accumulated amortization of $714                                         2,066           2,066           2,066
                                                                     ------------    ------------    ------------

                                                                     $    159,061    $    150,500    $    122,593
                                                                     ============    ============    ============

LIABILITIES
Current liabilities:
   Current portion of capital lease obligations                      $          9    $         14    $         42
   Accounts payable                                                         9,575           9,044           7,543
   Accrued expenses                                                         9,961           7,134           4,230
   Accrued incentive compensation                                           1,340           2,701             674
                                                                     ------------    ------------    ------------
        Total current liabilities                                          20,885          18,893          12,489

Deferred rent                                                               1,635           1,532           1,353
                                                                     ------------    ------------    ------------

                                                                           22,520          20,425          13,842
                                                                     ------------    ------------    ------------

Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized;
   none issued; Series A Junior Participating preferred stock -
   $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 60,000 shares authorized, 14,104,
   14,016 and 13,653 shares issued, 12,859, 12,771 and
   12,408 outstanding                                                           1               1               1
Additional paid-in capital                                                 73,194          70,683          62,806
Retained earnings                                                          75,771          70,722          54,975
Unearned compensation                                                      (4,561)         (3,476)         (1,040)
Other comprehensive gain:
   Unrealized gain on marketable securities                                   127             136
Treasury stock - 1,245 shares at cost                                      (7,991)         (7,991)         (7,991)
                                                                     ------------    ------------    ------------
                                                                          136,541         130,075         108,751
                                                                     ------------    ------------    ------------

                                                                     $    159,061    $    150,500    $    122,593
                                                                     ============    ============    ============

See notes to financial statements                                            F-3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2003         2002
                                                          --------     --------

Net sales:
   Wholesale                                              $ 57,592     $ 47,835
   Retail                                                   21,106       18,776
                                                          --------     --------

                                                            78,698       66,611
                                                          --------     --------

Cost of sales:
   Wholesale                                                37,836       31,529
   Retail                                                    9,897        8,541
                                                          --------     --------

                                                            47,733       40,070
                                                          --------     --------

Gross profit:
   Wholesale                                                19,756       16,306
   Retail                                                   11,209       10,235
                                                          --------     --------

                                                            30,965       26,541

Commission and licensing fee income                          1,690        1,244
Operating expenses                                         (24,392)     (20,932)
                                                          --------     --------

Income from operations                                       8,263        6,853
Interest income, net                                           442          204
                                                          --------     --------

Income before provision for income taxes                     8,705        7,057
Provision for income taxes                                   3,656        2,964
                                                          --------     --------

Net income                                                $  5,049     $  4,093
                                                          ========     ========

Basic income per share                                    $    .39     $    .33
                                                          ========     ========

Diluted income per share                                  $    .36     $    .30
                                                          ========     ========

Basic weighted average common shares outstanding            12,789       12,352
Effect of dilutive securities - options                      1,083        1,188
                                                          --------     --------

Diluted weighted average common shares outstanding          13,872       13,540
                                                          ========     ========

See notes to financial statements                                            F-4

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   --------------------
                                                                                     2003        2002
                                                                                   --------    --------
Cash flows from operating activities:
   Net income                                                                      $  5,049    $  4,093
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                   1,343         802
      Non-cash compensation                                                             774         462
      Provision for bad debts                                                            90          90
      Deferred rent expense                                                             103          54
      Realized gain on marketable securities                                             (9)
      Changes in:
        Accounts receivable                                                            (482)       (550)
        Due from factor                                                             (10,337)    (13,560)
        Inventories                                                                  (4,606)        210
        Prepaid expenses and other assets                                              (759)      2,213
        Accounts payable and other accrued expenses                                   1,997      (5,702)
                                                                                   --------    --------

           Net cash used in operating activities                                     (6,837)    (11,888)
                                                                                   --------    --------

Cash flows from investing activities:
   Purchase of property and equipment                                                (1,630)       (711)
   Purchase of marketable securities                                                (10,942)     (6,214)
   Sale/redemption of marketable securities                                           6,663
                                                                                   --------    --------

           Net cash used in investing activities                                     (5,909)     (6,925)
                                                                                   --------    --------

Cash flows from financing activities:
   Proceeds from options and warrants exercised                                         652       1,835
   Repayment of lease obligations                                                        (5)        (15)
                                                                                   --------    --------

           Net cash provided by financing activities                                    647       1,820
                                                                                   --------    --------

Net decrease in cash and cash equivalents                                           (12,099)    (16,993)
Cash and cash equivalents - beginning of period                                      56,713      50,179
                                                                                   --------    --------

Cash and cash equivalents - end of period                                          $ 44,614    $ 33,186
                                                                                   ========    ========

See notes to financial statements                                            F-5

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements - Unaudited
March 31, 2003


NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") as of March 31, 2003, and the results of its operations and cash flows for the three-month period then ended. The results of its operations for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2002 included in the Annual Report of Steven Madden, Ltd. on Form 10-K.


NOTE B - MARKETABLE SECURITIES

Marketable securities consist primarily of corporate bonds which have strong credit ratings and maturities greater than three months and up to five years at the time of purchase. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in shareholders' equity as accumulated other comprehensive income (loss). Amortization of premiums and discounts are included in interest income and are not material. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.


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


NOTE E - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Diluted income per share also reflects the vested portion of shares, granted to employees, which have not yet been issued.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements - Unaudited
March 31, 2003


NOTE F - STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                           Three Months Ended March 31,
                                                          ------------------------------
                                                               2003             2002
                                                          -------------    -------------
       Reported net income                                $       5,049    $       4,093
       Stock-based employee compensation included in
          reported net income, net of tax                            83              249
       Stock-based employee compensation determined
          under the fair value based method, net of tax            (564)            (392)
                                                          -------------    -------------

       Pro forma net income                               $       4,568    $       3,950
                                                          =============    =============

       Basic income per share:
          As reported                                     $        0.39    $        0.33
          Pro forma                                       $        0.36    $        0.32

       Diluted income per share:
          As reported                                     $        0.36    $        0.30
          Pro forma                                       $        0.33    $        0.29


NOTE G - COMMITMENTS, CONTINGENCIES AND OTHER

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements - Unaudited
March 31, 2003


       NOTE G - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

[1]    Indictment:  (continued)

       Under the settlement agreement with the SEC, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the SEC complaint allege any wrongdoing by the Company or its other officers and directors. Mr. Madden began serving his sentence in September of 2002.

       In December 2001, the Company purchased a loss mitigation policy to cover costs in connection with the class action litigation and shareholder derivative actions described below. The policy covers the Company's anticipated damages and legal costs in connection with such lawsuits. The Company is obligated to pay for damages and costs in excess of the policy limits. The cost of the policy was $6,950,000.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements - Unaudited
March 31, 2003


NOTE G - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

[4]    SEC investigation:

       In March 2001, the Company became aware that the SEC issued a formal order of investigation with respect to trading in the Company's securities. The SEC is investigating possible securities law violations. Certain current and former officers and directors of the Company sold shares of the Company's common stock prior to Mr. Madden's indictment in June 2000, as previously disclosed on Form 4s filed with the SEC. The ultimate effects of this matter, if any, cannot reasonably be determined at this time.

[5]    Other actions:

       (a) On or about January 22, 2002, an action was commenced against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steven Madden, Ltd. and Steven Madden Retail, Inc. The complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices arising from the Company's use of four stripes as a design element on footwear. On or about September 3, 2002, Adidas commenced a second action against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steven Madden, Ltd. and Steven Madden Retail, Inc. The second complaint seeks the same injunctive relief and unspecified monetary damages for various trademark infringement claims arising from the Company's use of two stripes as a design element on footwear. The Company believes it has substantial defenses to the claims asserted in both lawsuits and has filed answers denying the allegations of infringement in both cases. Both cases were consolidated before a single judge. Discovery is continuing and trial is scheduled to begin in July 2003. Court-ordered non-binding mediation is scheduled for May 2003. The ultimate outcome of this matter cannot be presently determined.

       (b) On October 4, 2002, Skechers U.S.A., Inc. and Skechers U.S.A., Inc. II ("Skechers") filed suit against Steven Madden Ltd. and R.S.V. Sport, Inc. in the United States District Court for the Central District of California. Skechers alleges claims for patent infringement, federal unfair competition, federal antidilution violation, California unfair competition, California antidilution violation, and common law unfair competition. Skechers seeks unspecified monetary damages. The Company has not yet answered or otherwise responded to the complaint, but believes that it has substantial defenses to the claims asserted in the lawsuit. The ultimate outcome of this matter cannot presently be determined.

       (c) On September 6, 2002, Ron Owen filed an action against Steven Madden Retail, Inc., which action is pending in the United States District Court for the Northern District of Texas - Dallas Division. The plaintiff alleges a cause of action for breach of contract and seeks unspecified monetary damages. On October 10, 2002, the Company answered the complaint. The Company has also asserted a counterclaim against Mr. Owen. The Company believes that it has substantial defenses to the claims asserted in the lawsuit. The ultimate outcome of this matter cannot presently be determined.

       In connection with the above litigations, the Company has accrued $1,200,000. Management, based on the advice of counsel, believes such provision is adequate in the circumstances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ----------------------------------------------------------------------

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document and the Company's Report on Form 10-K for 2002.

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

The following table sets forth information on operations for the periods indicated:



                         Selected Financial Information
                         ------------------------------
                               Three Months Ended
                               ------------------
                                    March 31
                                    --------
                                ($ in thousands)


                                              2003                 2002
                                         --------------       --------------

Consolidated:
------------

Net Sales                                $78,698    100%      $66,611    100%
Cost of Sales                             47,733     61        40,070     60
Gross Profit                              30,965     39        26,541     40
Other Operating Income                     1,690      2         1,244      2
Operating Expenses                        24,392     31        20,932     32
Income from Operations                     8,263     10         6,853     10
Interest and Other Income Net                442      1           204      0
Income Before Income Taxes                 8,705     11         7,057     10
Net Income                                 5,049      6         4,093      6

                         Selected Financial Information
                         ------------------------------
                               Three Months Ended
                               ------------------
                                    March 31
                                    --------
                                ($ in thousands)

                                                2003                 2002
                                         -----------------    -----------------

By Segment
WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd. (Madden Women's)
------------------------------------
Net Sales                                $28,895       100%   $22,881       100%
Cost of Sales                             19,080        66     15,545        68
Gross Profit                               9,815        34      7,336        32
Other Operating Income                       563         2        321         1
Operating Expenses                         6,843        24      6,003        26
Income from Operations                     3,535        12      1,654         7

l.e.i. Footwear:
----------------
Net Sales                                $14,865       100%   $11,575       100%
Cost of sales                              9,520        64      7,501        65
Gross Profit                               5,345        36      4,074        35
Operating Expenses                         3,543        24      2,778        24
Income from Operations                     1,802        12      1,296        11

Madden Men's:
-------------
Net Sales                                $ 8,341       100%     7,449       100%
Cost of sales                              5,573        67      4,703        63
Gross Profit                               2,768        33      2,746        37
Operating Expenses                         2,084        25      1,401        19
Income from Operations                       684         8      1,345        18

Diva Acquisition Corp:
----------------------
Net Sales                                $ 2,456       100%   $ 2,485       100%
Cost of sales                              1,714        70      1,646        66
Gross Profit                                 742        30        839        34
Operating Expenses                           661        27        535        22
Income from Operations                        81         3        304        12

Stevies Inc.:
-------------
Net Sales                                $ 3,035       100%   $ 3,445       100%
Cost of sales                              1,949        64      2,134        62
Gross Profit                               1,086        36      1,311        38
Other Operating Income                         9         0          9         0
Operating Expenses                           628        21        745        21
Income from Operations                       467        15        575        17

RETAIL DIVISION:
----------------

Steven Madden Retail Inc.:
--------------------------
Net Sales                                $21,106       100%   $18,776       100%
Cost of Sales                              9,897        47      8,541        45
Gross Profit                              11,209        53     10,235        55
Operating Expenses                        10,045        47      8,942        48
Income from Operations                     1,164         6      1,293         7
Number of Stores                              82                   73

                         Selected Financial Information
                         ------------------------------
                               Three Months Ended
                               ------------------
                                    March 31
                                    --------
                                ($ in thousands)
                                 ---------------

                                            2003                2002
                                       --------------      --------------

By Segment (Continued)

ADESSO MADDEN INC.:
-------------------
 (FIRST COST)

Other Operating Revenue                $1,118     100%     $  914     100%
Operating Expenses                        588      53         528      58
Income from Operations                    530      47         386      42


RESULTS OF OPERATIONS
 ($ in thousands)

Three months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

Consolidated:
-------------

Total net sales for the three-month period ended March 31 2003 increased by $12,087 or 18% to $78,698 as compared to $66,611 from the comparable period of 2002. The increase in sales was partially due to a $6,014 or 26% increase in sales from the Madden Women's Wholesale Division ("Madden Women's"), as well as double-digit percentage gains in the Company's Steve Madden Men's and l.e.i. Wholesale Divisions and sales gains of 12% ($2,330) in the Retail Division. Sales gains were attributable to greater acceptance of the Company's product offerings and to an increase in the Company's brand recognition as well as addition of two retail stores during the quarter ended March 31, 2003.

Total gross profit as a percentage of sales decreased to 39% in 2003 from 40% in 2002. The decrease was primarily due to greater promotional activities required to clear fall inventories at retail and due to the change in product mix in the Wholesale Division in 2003 compared to 2002.

Operating expenses increased to $24,392 in 2003 from $20,932 in 2002. Total operating expenses when expressed as a percentage of sales decreased to 31% in 2003 compared to 32% in 2002. The increase in dollars resulted from costs associated with growth in overall business as well as provision for management incentives. Advertising and marketing related expenses increased to $1,233 in 2003 from $1,100 in 2002 because of the Company's increased focus in this area. Selling, designing and licensing expenses also increased to $3,150 in 2003 from $2,770 in 2002 because the of overall growth in sales and the Company's increased concentration in its design and licensing areas. Additionally, other operating expenses increased to $6,560 in 2003 from $4,795 in 2002 partially because the Company opened 2 additional retail stores during the first quarter of 2003 and because of the growth in the Company's wholesale segments. Also, total legal expenses in 2003 increased to $702 from $187 in 2002 because of incremental legal and defense costs.

Income from operations for 2003 was $8,263, an increase of $1,410 or 21% from $6,853 in 2002. Net income increased by 23% to $5,049 in 2003 from $4,093 in 2002. The increase in income resulted principally from a growth in sales.

Wholesale Divisions:
--------------------

Steven Madden Ltd. (Madden Women's, l.e.i. Footwear and Madden Men's):

Sales from Madden Women's Wholesale Division ("Madden Women's") accounted for $28,895 or 37%, and $22,881 or 34%, of total sales in 2003 and 2002, respectively. The increase in sales was driven by the sales of key styles including the Hi-Jo boot and wood bottom sandals. Gross profit as a percentage of sales increased to 34% in 2003 from 32% in 2002 primarily due to changes in product mix and balanced sourcing. Operating expenses increased to $9,815 in 2003 from $7,336 in 2002 due to higher costs associated with the growth in Madden Women's as well as the increase in management incentives. Income from operations for Madden Women's increased 114% to $3,535 in 2003 from $1,654 in 2002.

Sales from l.e.i. Footwear Wholesale Division ("l.e.i.") accounted for $14,865 or 19%, and $11,575 or 17%, of total sales in 2003 and 2002, respectively. The increase in sales was principally due to additional doors with existing accounts such as Kohl's, Sears and Goody's. Gross profit as a percentage of sales increased to 36% in 2003 from 35% in 2002 primarily due to changes in product mix and improved inventory management. Operating expenses increased to $3,543 in 2003 from $2,778 in 2002 due to increased sales commission, licensing costs and employee performance incentives. Income from operations for l.e.i. was $1,802 in 2003 compared to $1,296 in 2002.

Sales from Madden Men's Wholesale Division ("Madden Men's") accounted for $8,341 or 11%, and $7,449 or 11%, of total sales in 2003 and 2002, respectively. The sales increase resulted from an increase in the number of Madden Men's doors and deeper penetration of Madden Men's products through department store distribution channels. Gross profit as a percentage of sales decreased to 33% in 2003 from 37% in 2002 primarily due to an increase in markdown allowances caused by higher levels of promotional activities and general softness in the economy in the first quarter of 2003. Operating expenses increased to $2,084 in 2003 from $1,401 in 2002 due to increases in payroll and other payroll-related expenses. These increased payroll related expenses were principally due to the hiring of additional management personnel in the second half of last year, which facilitated the 330% increase in Madden Men's net sales in 2002. Income from operations for Madden Men's was $684 in 2003 compared to $1,345 in 2002.

Diva Acquisition Corp. ("Diva"):

Sales from Diva, including the Steven brand that was introduced in the third quarter of 2002 (which had net sales of $183 for the first quarter of 2003) accounted for $2,456 or 3%, and $2,485 or 4%, of total sales in 2003 and 2002, respectively. The Company's management is presently re-positioning this business under the Steven brand, which will allow the Company to utilize its marketing leverage as a Steve Madden division. Gross profit as a percentage of sales decreased to 30% in 2003 from 34% in 2002, primarily due to an increase in markdown allowances, resulting from higher levels of promotional activities in response to the general softness in the economy in 2003. Operating expenses increased to $661 in 2003 from $535 in 2002 due to higher selling expenses resulting from an increase in the sales force, which was necessary to expand the Steven brand. Income from operations for Diva was $81 in 2003 compared to $304 in 2002.

Stevies Inc. ("Stevies"):

Sales from Stevies accounted for $3,035 or 4%, and $3,445 or 5%, of total sales in 2003 and 2002, respectively. The decrease in sales was partly anticipated when Meldisco, the lease operator of the Federated Department Store children's departments and a division of Footstar, experienced temporary credit issues relating to it's K-Mart business. This led to shipping delays and some cancellations. Gross profit as a percentage of sales decreased to 36% in 2003 from 38% in 2002, primarily due to an increase in markdown allowances, resulting from higher levels of promotional activities in response to the general softness in the economy in 2003. Operating expenses decreased to $628 in 2003 from $745 in 2002 due to decreases in selling and related expenses. Income from operations for Stevies was $467 in 2003 compared to $575 in 2002.

Retail Division:
----------------

Sales from the Retail Division accounted for $21,106 or 27% and $18,776 or 28% of total sales in 2003 and 2002, respectively. This increase in sales was due to the increase in the number of Steve Madden retail stores as well as an increase in comparable store sales. During the first quarter of 2003, the Company opened two (2) new retail stores. As of March 31, 2003, there were 82 retail stores compared to 73 retail stores as of March 31, 2002. Comparable store sales for the three-month period ended March 31, 2003 increased 4% over the same period of 2002. This increase was achieved through the Company leveraging its market-leading position with the popular Hi-Jo bootie as well as early delivery of new products to the Company's retail stores and the on time replenishment of basic inventory in season. Gross profit as a percentage of sales decreased to 53% in 2003 from 55% in 2002, primarily due to higher levels of promotional activities by the Company in response to the general softness in the economy in 2003. Operating expenses for the Retail Division were $10,045 in 2003 and $8,942 in 2002. Income from operations for the Retail Division was $1,164 in 2003 compared to $1,293 in 2002.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc. ("Adesso-Madden") generated commission revenues of $1,118 for the three-month period ended March 31, 2003, which represents a 22% increase over commission revenues of $914 for the same period in 2002. This increase was primarily due to the growth in accounts such as Wal-Mart, Target, JC Penney and Mervyn's and the addition of children's products to the assortment mix. Operating expenses increased to $588 in 2003 from $528 in 2002 due to increases in payroll and other payroll-related expenses. Income from operations for Adesso-Madden was $530 in 2003 compared to $386 in 2002.

LICENSE AGREEMENTS

Revenues from licensing increased to $572 in 2003 from $330 in 2002. As of March 31, 2003, the Company had six license partners covering six product categories of its Steve Madden brand and one license partner covering its Stevies brand. The product categories include handbags, hosiery, sunglasses, eyewear, belts and outerwear.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $94,054 at March 31, 2003 compared to $86,461 of working capital at December 31, 2002, representing an increase of $7,593, which was primarily due to the Company's net income. The Company believes that based upon its current financial position and available cash and marketable securities, it will meet all of its financial commitments and operating needs for at least the next twelve months.

Under the terms of a factoring agreement with Capital Factors, Inc., the Company is eligible to draw down 80% of its invoiced receivables at an interest rate of two points below the Prime Rate (as defined in such agreement). The agreement with Capital Factors was renewed for the period beginning June 30, 2002 through December 31, 2004. Capital Factors maintains a lien on all of the Company's inventory and receivables and assumes the credit risk for all assigned accounts approved by them. Under the agreement, the Company has a credit line of $15,000. The Company did not use any portion of credit line during first quarter of 2003.

The Company has invested approximately $26.8 million in marketable securities consisting of corporate bonds, U.S. Treasury notes and government asset-backed securities. The securities mature on various dates through 2007.

OPERATING ACTIVITIES

During the three-month period ended March 31, 2003, cash used from operating activities was $6,837. Uses of cash arose principally from an increase in factored accounts receivable of $10,337 and an increase in inventories of $4,606. Sources of cash were provided principally by net income of $5,049, and an increase in accounts payable and other accrued expenses of $1,997.

The Company leases office, showroom, warehouse and retail facilities under non-cancelable operating leases with terms expiring at various times through 2013. Future minimum annual lease payments under non-cancelable operating leases consist of the following at March 31:


           2003                                          $       8,793
           2004                                                  8,792
           2005                                                  8,484
           2006                                                  8,511
           2007                                                  7,974
           Thereafter                                           21,117
                                                         -------------
                                                         $      63,671
                                                         =============

At March 31, 2003, the Company had open letters of credit for the purchase of imported merchandise of approximately $6,438.

The Company has an agreement with its Chairman of the Board and employment agreements with three key executives and its Creative and Design Chief, which provide for the payment of compensation aggregating approximately $1,845 as of March 31, 2003. In addition, such employment agreements provide for incentive compensation based on various performance criteria as well as other benefits.

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

INVESTING ACTIVITIES

During the three-month period ended March 31, 2003, the Company invested $4,279 in marketable securities, net of maturities and sales of $6,663. In addition, the Company incurred capital expenditures of $1,630 in leasehold improvements to its corporate office space, the addition of two (2) new stores and upgrading its computer system.

FINANCING ACTIVITIES

During the three-month period ended March 31, 2003, the Company received $652 from the exercise of stock options.

OTHER CONSIDERATIONS

Fashion Industry Risks: The success of the Company will depend in significant part upon its ability to anticipate and respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that the Company's products will correspond to the changes in taste and demand or that the Company will be able to successfully market products, which respond to such trends. If the Company misjudges the market for its products, it may be faced with significant excess inventories for some products and missed opportunities with others. In addition, misjudgments in merchandise selection could adversely affect the Company's image with its customers resulting in lower sales and increased markdown allowances for customers which could have a material adverse effect on the Company's business, financial condition and results of operations.

The industry in which the Company operates is cyclical, with purchases tending to decline during recessionary periods when disposable income is low. Purchases of contemporary shoes and accessories tend to decline during recessionary periods and also may decline at other times. While the Company has fared well in recent years in a difficult retail environment, there can be no assurance that the Company will be able to maintain its historical rate of growth in revenues and earnings, or remain profitable in the future. A recession in the national or regional economies or uncertainties regarding future economic prospects, among other things, could affect consumer-spending habits and have a material adverse effect on the Company's business, financial condition and results of operations.

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

Inventory Management: The fashion-oriented nature of the Company's products and the rapid changes in customer preferences leave the Company vulnerable to an increased risk of inventory obsolescence. Thus, the Company's ability to manage its inventories properly is an important factor in its operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish brand loyalty. Conversely, excess inventories can result in lower gross margins due to the excessive discounts and markdown. The inability of the Company to effectively manage its inventory would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Customers and Risks Related to Extending Credit to Customers:
The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Certain of the Company's department store customers, including some under common ownership, account for significant portions of the Company's wholesale business.

The Company generally enters into a number of purchase order commitments with its customers for each of its lines every season and does not enter into long-term agreements with any of its customers. Therefore, a decision by a significant customer of the Company, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company or to change its manner of doing business could have a material adverse effect on the Company's business, financial condition and results of operations. The Company sells its products primarily to retail stores across the United States and extends credit based on an evaluation of each customer's financial condition, usually without collateral. While various retailers, including some of the Company's customers, have experienced financial difficulties in the past few years which increased the risk of extending credit to such retailers, the Company's losses due to bad debts have been limited. Pursuant to the Factoring Agreement between Capital Factors and the Company, Capital Factors currently assumes the credit risk related to approximately 95% of the Company's accounts receivables. However, financial difficulties of a customer could cause the Company to curtail business with such customer or require the Company to assume more credit risk relating to such customer's receivables.

Impact of Foreign Manufacturers: Substantial portions of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the three-month period ended March 31, 2003, approximately 80% of the Company's products were purchased from sources outside the United States, primarily from China, Brazil, Italy and Spain.

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

Possible Adverse Impact of Unaffiliated Manufacturers' Inability to Manufacture in a Timely Manner, Meet Quality Standards or to Use Acceptable Labor Practices:
As is common in the footwear industry, the Company contracts for the manufacture of a majority of its products to its specifications through foreign manufacturers. The Company does not own or operate any manufacturing facilities and is therefore dependent upon independent third parties for the manufacture of all of its products. The Company's products are manufactured to its specifications by both domestic and international manufacturers. The inability of a manufacturer to ship orders of the Company's products in a timely manner or to meet the Company's quality standards could cause the Company to miss the delivery date requirements of its customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Intense Industry Competition: The fashion footwear industry is highly competitive and barriers to entry are low. The Company's competitors include specialty companies as well as companies with diversified product lines. The recent market growth in the sales of fashionable footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Diesel, Kenneth Cole, Nine West, DKNY, Skechers, Nike and Guess, may have significantly greater financial and other resources than the Company and there can be no assurance that the Company will be able to compete successfully with other fashion footwear companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes effective advertising and marketing, fashionable styling, high quality and value are the most important competitive factors and plans to continually employ these elements as it develops its products. The Company's inability to effectively advertise and market its products could have a material adverse effect on the Company's business, financial condition and results of operations.

Expansion of Retail Business: The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), Stevies, Steven, Steve Madden Men's and l.e.i.(R) brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. During the first quarter of 2003 the Company opened two (2) Steve Madden retail stores and has plans to open approximately eight to ten (8-10) Steve Madden retail stores during the balance of fiscal year 2003. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with existing stores. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results will increase or not decrease in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

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

Seasonal and Quarterly Fluctuations: The Company's results may fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of the Company's products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, the timing of inventory write downs, the cost of materials, the mix between wholesale and licensing businesses, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors. In addition, the Company expects that its sales and operating results may be significantly impacted by the opening of new retail stores and the introduction of new products. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Trademark and Service Mark Protection: The Company believes that its trademarks and service marks and other proprietary rights are important to its success and its competitive position. Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks on a worldwide basis. Nevertheless, there can be no assurance that the actions taken by the Company to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company's products on the basis that they violate the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of the Company or that the Company will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The failure of the Company to establish and then protect such proprietary rights from unlawful and improper appropriation could have a material adverse effect on the Company's business, financial condition and results of operations.

Foreign Currency Fluctuations: The Company generally purchases its products in U.S. dollars. However, the Company sources substantially all of its products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which the Company and foreign competitors sell their products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on the Company's business, financial condition and results of operations.

Outstanding Options: As of May 9, 2003, the Company had outstanding options to purchase an aggregate of approximately 2,235,000 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the options. Further, while its options are outstanding, they may adversely affect the terms in which the Company could obtain additional capital.

Economic and Political Risks: The present economic condition in the United States and concern about uncertainties could significantly reduce the disposable income available to the Company's customers, which purchase our products. In addition, current unstable political conditions including, the potential or actual conflicts in Iraq, North Korea or elsewhere, or the continuation or escalation of terrorism, could have an adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates primarily based on the prime rate. An analysis of the Company's credit agreement with Capital Factors, Inc. can be found in Note C. "Due From Factor" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

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

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

A description of the legal proceedings in which the Company is involved, both in general and with respect to certain specific matters and types of matters, is contained in the Company's Report on Form 10-K for 2002. The following is limited to an update on significant developments in previously reported matters and should be read with reference to the Company's Report on Form 10-K for 2002. All previously reported matters remain pending.

On or about January 22, 2002, an action was commenced against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steve Madden, Ltd. and Steve Madden Retail, Inc., CA No. CV02-0057 HU. The Complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices arising from the Company's use of four stripes as a design element on footwear which Adidas alleges infringes on its registered Three Stripe Trademark. On or about September 3, 2002, Adidas commenced a second action against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steve Madden, Ltd. and Steve Madden Retail, Inc., CA No. CV 02-1191 KI. The second Complaint seeks the same injunctive relief and unspecified monetary damages as the first lawsuit for various trademark infringement claims arising from the Company's use of two stripes as a design element on footwear. The Company believes it has substantial defenses to the claims asserted in both lawsuits based on pervasive use of two and four stripes as a design element by numerous other footwear manufacturers over the past three decades, current fashion trends using two and four stripe designs, and Adidas' prior acquiescence in allowing other footwear manufacturers sell shoes with two and four stripe designs. The Company filed answers denying the allegations of infringement in both cases, which were consolidated before a single judge. Discovery is continuing and trial is scheduled to begin July 21, 2003. Court ordered non-binding mediation is scheduled for May 2003.

On September 6, 2002 Ron Owen filed an action against Steven Madden Retail, Inc., which action is pending in the United States District Court for the Northern District of Texas - Dallas Division, Civil Action No. 3-02 CV 2316-R. Plaintiff alleges a cause of action for breach of contract and seeks unspecified monetary damages. On October 10, 2002, the Company answered the complaint. The Company has also asserted a counterclaim against Mr. Owen. The Company believes that it has substantial defenses to the claims asserted in the lawsuit.

ITEM 5.  OTHER INFORMATION.

On May 12, 2003 the Company entered into a license agreement with Candie's, Inc. to design, manufacture, and distribute Candie's branded footwear for women and children. Under the long-term agreement, the Company has been granted the exclusive right to distribute Candie's footwear worldwide.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         (10.17) Employment Agreement between Steven Madden, Ltd. and Robert Schmertz

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



DATE:  May 13, 2003



                                            STEVEN MADDEN, LTD.

                                            /s/ JAMIESON A. KARSON
                                            -----------------------------
                                            Jamieson A. Karson
                                            Chief Executive Officer


                                            /s/ ARVIND DHARIA
                                            -----------------------------
                                            Arvind Dharia
                                            Chief Financial Officer

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

Dated:  May 13, 2003

By: /s/ JAMIESON KARSON
    ---------------------------
    Jamieson Karson
    Chief Executive Officer

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

Dated: May 13, 2003

By: /s/ ARVIND DHARIA
    ----------------------------
    Arvind Dharia
    Chief Financial Officer

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q

                                  EXHIBIT INDEX


       Exhibit No             Description
       ----------             -----------

       10.17                  Employment Agreement between Steven Madden, Ltd.
                              and Robert Schmertz

       99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

       99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002