Form 10-Q
period 2003-06-30
MADDEN STEVEN LTD
filed 2003-08-13
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2003
                                 ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to _______________


                         Commission File Number    0-23702
                                                 -----------

                               STEVEN MADDEN, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                        13-3588231
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


52-16 Barnett Avenue, Long Island City, New York                 11104
-------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code      (718) 446-1800
-------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

As of August 11, 2003, the latest practicable date, there were 13,055,155 shares of common stock, $.0001 par value, outstanding.

                             STEVEN MADDEN, LTD.
                                  FORM 10-Q
                               QUARTERLY REPORT
                                June 30, 2003


                                TABLE OF CONTENTS


PART I-  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         Consolidated Balance Sheets .......................................   3

         Consolidated Statements of Operations .............................   4

         Consolidated Statements of Cash Flows .............................   5

         Notes to condensed Consolidated Financial Statements ..............   6

ITEM 2.  Management's Discussion and Analysis
         Of Financial Condition and Results of Operations ..................  10

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.........  25

ITEM 4.  Controls and Procedures ...........................................  25

PART II- OTHER INFORMATION

ITEM 1.  Legal Proceedings .................................................  26

ITEM 5.  Other Information..................................................  27

ITEM 6.  Exhibits and Reports on Form 8K ...................................  28

         Signature .........................................................  29

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Consolidated Balance Sheets
(in thousands)
                                                                      June 30,      December 31,    June 30,
                                                                        2003           2002           2002
                                                                     -----------    -----------    -----------
                                                                     (unaudited)                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                          $    25,172    $    56,713    $    25,332
  Accounts receivable, net of allowances of $452,
   $497 and $306                                                           3,385          3,039          2,814
  Due from factor, net of allowances of $1,903,
    $1,718 and $1,593                                                     35,401         22,373         43,404
  Inventories                                                             25,256         19,445         24,817
  Marketable securities - available for sale                               9,956            500          3,501
  Prepaid expenses and other current assets                                2,830          1,651          3,164
  Deferred taxes                                                           1,633          1,633          1,223
                                                                     -----------    -----------    -----------
      Total current assets                                               103,633        105,354        104,255

Property and equipment, net                                               18,356         17,073         15,665
Deferred taxes                                                             3,699          3,699          3,019
Deposits and other                                                           295            298            297
Marketable securities - available for sale                                34,257         22,010         12,671
Cost in excess of fair value of net assets acquired,
  net of accumulated amortization of $714                                  2,066          2,066          2,066
                                                                     -----------    -----------    -----------
                                                                     $   162,306    $   150,500    $   137,973
                                                                     ===========    ===========    ===========
LIABILITIES
Current liabilities:
  Current portion of capital lease obligations                       $         6    $        14    $        21
  Accounts payable                                                         6,119          9,044         13,337
  Accrued expenses                                                         7,889          7,134          5,434
  Accrued incentive compensation                                           1,597          2,701          1,323
                                                                     -----------    -----------    -----------
      Total current liabilities                                           15,611         18,893         20,115

Deferred rent                                                              1,664          1,532          1,420
                                                                     -----------    -----------    -----------
                                                                          17,275         20,425         21,535
                                                                     -----------    -----------    -----------
Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized;
  none issued; Series A Junior Participating preferred stock -
  $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 60,000 shares authorized;
  14,286, 14,016 and 13,939 shares issued; 13,041, 12,771 and
  12,694 outstanding                                                           1              1              1
Additional paid-in capital                                                75,081         70,683         66,351
Retained earnings                                                         81,551         70,722         60,237
Unearned compensation                                                     (3,908)        (3,476)        (2,160)
Other comprehensive gain:
  Unrealized gain on marketable securities                                   297            136
Treasury stock - 1,245 shares at cost                                     (7,991)        (7,991)        (7,991)
                                                                     -----------    -----------    -----------
                                                                         145,031        130,075        116,438
                                                                     -----------    -----------    -----------
                                                                     $   162,306    $   150,500    $   137,973
                                                                     ===========    ===========    ===========

See notes to financial statements                                              3

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

                                                              Three Months Ended               Six Months Ended
                                                                    June 30,                       June 30,
                                                           -------------------------    --------------------------
                                                              2003           2002           2003           2002
                                                           ----------     ----------     ----------     ----------
Net sales:
  Wholesale                                                $   63,335     $   65,742     $  120,927     $  113,577
  Retail                                                       22,409         22,369         43,515         41,145
                                                           ----------     ----------     ----------     ----------

                                                               85,744         88,111        164,442        154,722
                                                           ----------     ----------     ----------     ----------
Cost of sales:
  Wholesale                                                    42,935         44,607         80,771         76,136
  Retail                                                       10,501         10,520         20,398         19,061
                                                           ----------     ----------     ----------     ----------

                                                               53,436         55,127        101,169         95,197
                                                           ----------     ----------     ----------     ----------
Gross profit:
  Wholesale                                                    20,400         21,135         40,156         37,441
  Retail                                                       11,908         11,849         23,117         22,084
                                                           ----------     ----------     ----------     ----------

                                                               32,308         32,984         63,273         59,525

Commission and licensing fee income                             2,145          1,574          3,835          2,818
Operating expenses                                            (24,838)       (25,602)       (49,230)       (46,534)
                                                           ----------     ----------     ----------     ----------

Income from operations                                          9,615          8,956         17,878         15,809
Interest income, net                                              350            218            792            422
                                                           ----------     ----------     ----------     ----------

Income before provision for income taxes                        9,965          9,174         18,670         16,231
Provision for income taxes                                      4,185          3,912          7,841          6,876
                                                           ----------     ----------     ----------     ----------

Net income                                                 $    5,780     $    5,262     $   10,829     $    9,355
                                                           ==========     ==========     ==========     ==========

Basic income per share                                           $.45           $.42           $.84           $.75
                                                                 ====           ====           ====           ====

Diluted income per share                                         $.41           $.38           $.77           $.68
                                                                 ====           ====           ====           ====

Basic weighted average common shares outstanding               12,927         12,571         12,858         12,464
Effect of dilutive securities - options                         1,113          1,221          1,127          1,211
                                                           ----------     ----------     ----------     ----------

Diluted weighted average common shares outstanding             14,040         13,792         13,985         13,675
                                                           ==========     ==========     ==========     ==========

See notes to financial statements                                              4

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                -------------------------
                                                                   2003           2002
                                                                ----------     ----------
Cash flows from operating activities:
  Net income                                                    $   10,829     $    9,355
  Adjustments to reconcile net income to net cash used in
operating activities:
    Depreciation and amortization                                    2,537          1,658
    Non-cash compensation                                            1,427            966
    Provision for bad debts                                            140            255
    Deferred rent expense                                              132            121
    Realized gain on marketable securities                             (35)
    Changes in:
      Accounts receivable                                             (301)          (791)
      Due from factor                                              (13,213)       (20,827)
      Inventories                                                   (5,811)        (8,999)
      Prepaid expenses and deposits                                 (1,176)         5,533
      Accounts payable and other accrued expenses                   (3,274)         1,951
                                                                ----------     ----------
        Net cash used in operating activities                       (8,745)       (10,778)
                                                                ----------     ----------

Cash flows from investing activities:
  Purchase of property and equipment                                (3,820)        (1,616)
  Purchase of marketable securities                                (34,162)       (16,173)
  Sale/redemption of marketable securities                          12,655
                                                                ----------     ----------
        Net cash used in investing activities                      (25,327)       (17,789)
                                                                ----------     ----------
Cash flows from financing activities:
  Proceeds from options and warrants exercised                       2,539          3,756
  Repayment of lease obligations                                        (8)           (36)
                                                                ----------     ----------
        Net cash provided by financing activities                    2,531          3,720
                                                                ----------     ----------
Net decrease in cash and cash equivalents                          (31,541)       (24,847)
Cash and cash equivalents - beginning of period                     56,713         50,179
                                                                ----------     ----------
Cash and cash equivalents - end of period                       $   25,172     $   25,332
                                                                ==========     ==========

See notes to financial statements                                              5

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
June 30, 2003


NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") as of June 30, 2003, and the results of its operations and cash flows for the six and three-month periods then ended. The results of operations for the six and three-month periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2002 included in the Annual Report of Steven Madden, Ltd. on Form 10-K.

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

NOTE D - REVENUE RECOGNITION

Wholesale revenue is recognized upon shipment. Allowances for estimated discounts and returns are recognized when sales are recorded. Commission revenue is recognized when title of product transfers to the customer. Retail sales are recognized when the payment is received from customers and are recorded net of returns. Licensing revenue is recognized on the basis of net sales reported by the licensee.

NOTE E - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Diluted income per share also reflects the vested portion of shares granted to employees, which have not yet been issued.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
June 30, 2003

NOTE F - STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and to provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and to provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                    Three Months Ended             Six Months Ended
                                                          June 30,                     June 30,
                                                 -------------------------     -------------------------
                                                    2003           2002           2003           2002
                                                 ----------     ----------     ----------     ----------
Reported net income                              $    5,780     $    5,262     $   10,829     $    9,355
Stock-based employee compensation
included in
  reported net income, net of tax                        82             18            165             36
Stock-based employee compensation determined
  under the fair value based method,
  net of tax                                           (690)          (576)        (1,254)          (968)
                                                 ----------     ----------     ----------     ----------
Pro forma net income                             $    5,172     $    4,704     $    9,740     $    8,423
                                                 ----------     ----------     ----------     ----------
Basic income per share:
  As reported                                         $0.45          $0.42          $0.84          $0.75
  Pro forma                                           $0.40          $0.37          $0.76          $0.67

Diluted income per share:
  As reported                                         $0.41          $0.38          $0.77          $0.68
  Pro forma                                           $0.37          $0.34          $0.70          $0.62

NOTE G - COMMITMENTS, CONTINGENCIES AND OTHER

[1]  Class action litigation:

     Between June and August 2000 several class action lawsuits were commenced in the United States District Court for the Eastern District of New York against the Company, Steven Madden personally, and, in some of the actions, the Company's Chief Financial Officer and its then President.

     A settlement in principle of these actions has been reached, subject to execution of definitive settlement documentation, notices to class members, a hearing and approval by the District Court. The tentative settlement is within the limits of the Company's insurance.

[2]  Shareholder derivative actions:

     On or about September 26, 2000, a shareholder derivative action was commenced in the United States District Court for the Eastern District of New York, captioned, Herrera v. Steven Madden and Steven Madden, Ltd. An agreement in principle has been reached to resolve all claims in this action, subject to notice to the Company's shareholders (if any) as may be required by the District Court, and approval by the District Court.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
June 30, 2003


NOTE G - COMMITMENTS, CONTINGENCIES AND OTHER

[2]  Shareholder derivative actions: (continued)

     The Company believes, after consultation with counsel, that its defense costs and certain attorneys' fees in connection with this action will be subject to coverage by the Company's insurance.

     On or about November 28, 2001, a shareholder derivative complaint was filed in the United States District Court for the Eastern District of New York, captioned Herrera v. Karson, et al. Named as defendants therein are the Company and certain of the Company's present and/or former officers and directors. An agreement in principle has been reached to resolve all claims in this action, subject to such notice to the Company's shareholders (if any) as may be required by the District Court, and approval by the District Court. The Company believes, after consultation with counsel, that its defense costs and certain attorneys' fees in connection with this action will be subject to coverage by the Company's insurance.

     The Company and certain of the Company's present and/or former officers and directors have been named in an action commenced in the United States District Court for the Eastern District of New York by the Safeco Surplus Lines Insurance Company captioned, Safeco Surplus Lines Ins. Co. v. Steven Madden Ltd., et al. The complaint principally seeks rescission of the excess insurance policy issued by Safeco to the Company for the February 4, 2000 to June 13, 2001 period and an order declaring that Safeco does not owe any indemnity obligation to the Company or any of its officers and directors in connection with the shareholder class action and derivative cases referred to above. The ultimate outcome of this matter cannot presently be determined.


[3]  SEC investigation:

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
June 30, 2003

NOTE G - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)


[4]  Other actions:

     (a) On or about January 22, 2002, an action was commenced against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steven Madden, Ltd. and Steven Madden Retail, Inc. The complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices arising from the Company's use of four stripes as a design element on footwear. On or about September 3, 2002, Adidas commenced a second action against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steven Madden, Ltd. and Steven Madden Retail, Inc. The second complaint seeks the same injunctive relief and unspecified monetary damages for various trademark infringement claims arising from the Company's use of two stripes as a design element on footwear. The Company believes it has substantial defenses to the claims asserted in both lawsuits and has filed answers denying the allegations of infringement in both cases. Both cases were consolidated before a single judge. Since that time, a settlement in principle of these actions has been reached.

     (b) On October 4, 2002, Skechers U.S.A., Inc. and Skechers U.S.A., Inc. II ("Skechers") filed suit against Steven Madden Ltd. and R.S.V. Sport, Inc. in the United States District Court for the Central District of California. Skechers alleges claims for patent infringement, federal unfair competition, federal antidilution violation, California unfair competition, California antidilution violation, and common law unfair competition. On June 30, 2003, the case was dismissed.

     (c) On September 6, 2002, Ron Owen filed an action against Steven Madden Retail, Inc., which action is pending in the United States District Court for the Northern District of Texas - Dallas Division. The plaintiff alleges a cause of action for breach of contract and seeks unspecified monetary damages. On October 10, 2002, the Company answered the complaint. Since that time, the parties have agreed to a settlement and on August 11, 2003, the case was dismissed.

     In connection with the above litigations, the Company has accrued $900,000. Management, based on the advice of counsel, believes such provision is adequate in the circumstances.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION
         AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

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

The following table sets forth information on operations for the periods indicated:



                         Selected Financial Information
                         ------------------------------
                                Six Months Ended
                                ----------------
                                     June 30
                                     -------
                                ($ in thousands)


                                          2003                      2002
                                  -------------------       -------------------
Consolidated:
-------------
Net Sales                         $  164,442      100%      $  154,722      100%
Cost of Sales                        101,169       62           95,197       62
Gross Profit                          63,273       38           59,525       38
Other Operating Income                 3,835        2            2,818        2
Operating Expenses                    49,230       30           46,534       30
Income from Operations                17,878       10           15,809       10
Interest and Other Income Net            792        1              422        0
Income Before Income Taxes            18,670       11           16,231       10
Net Income                            10,829        7            9,355        6


                         Selected Financial Information
                         ------------------------------
                                Six Months Ended
                                ----------------
                                     June 30
                                     -------
                                ($ in thousands)

                                            2003                         2002
                                  ------------------------     ------------------------
By Segment
WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd. (Madden Women's)
------------------------------------

Net Sales                         $   59,206           100%    $   54,213           100%
Cost of Sales                         40,976            69         37,786            70
Gross Profit                          18,230            31         16,427            30
Other Operating Income                 1,252             2            660             1
Operating Expenses                    14,329            24         13,350            24
Income from Operations                 5,153             9          3,737             7

l.e.i. Footwear:
---------------
Net Sales                         $   31,821           100%    $   26,557           100%
Cost of sales                         19,948            63         17,232            65
Gross Profit                          11,873            37          9,325            35
Operating Expenses                     6,883            21          6,444            24
Income from Operations                 4,990            16          2,881            11

Madden Men's:
-------------
Net Sales                         $   19,816           100%    $   20,614           100%
Cost of sales                         12,890            65         13,237            64
Gross Profit                           6,926            35          7,377            36
Operating Expenses                     4,383            22          4,106            20
Income from Operations                 2,543            13          3,271            16

Diva Acquisition Corp (Steven):
-------------------------------
Net Sales                         $    4,330           100%    $    5,185           100%
Cost of sales                          3,158            73          3,467            67
Gross Profit                           1,172            27          1,718            33
Operating Expenses                     1,224            28          1,298            25
Income (Loss) from Operations            (52)           (1)           420             8

Stevies Inc.:
-------------
Net Sales                         $    5,754           100%    $    7,008           100%
Cost of sales                          3,799            66          4,414            63
Gross Profit                           1,955            34          2,594            37
Other Operating Income                     9             0             38             0
Operating Expenses                     1,140            20          1,491            21
Income from Operations                   824            14          1,141            16

RETAIL DIVISION:
----------------

Steven Madden Retail Inc.:
--------------------------
Net Sales                         $   43,515           100%    $   41,145           100%
Cost of Sales                         20,398            47         19,061            46
Gross Profit                          23,117            53         22,084            54
Operating Expenses                    20,081            46         18,712            46
Income from Operations                 3,036             7          3,372             8
Number of Stores                          82                           74


                         Selected Financial Information
                         ------------------------------
                                Six Months Ended
                                ----------------
                                     June 30
                                     -------
                                ($ in thousands)

                                            2003                         2002
                                  ------------------------     ------------------------
By Segment (Continued)

ADESSO MADDEN INC.:
-------------------
 (FIRST COST)

Other Operating Revenue           $    2,574           100%    $    2,120           100%
Operating Expenses                     1,190            46          1,133             53
Income from Operations                 1,384            54            987             47



                         Selected Financial Information
                         ------------------------------
                               Three Months Ended
                               ------------------
                                     June 30
                                     -------
                                ($ in thousands)

                                                  2003                        2002
                                       ------------------------     ------------------------
Consolidated:
-------------
Net Sales                              $   85,744           100%    $   88,111           100%
Cost of Sales                              53,436            62         55,127            63
Gross Profit                               32,308            38         32,984            37
Other Operating Income                      2,145             2          1,574             2
Operating Expenses                         24,838            29         25,602            29
Income from Operations                      9,615            11          8,956            10
Interest and Other Income Net                 350             1            218             0
Income Before Income Taxes                  9,965            12          9,174            10
Net Income                                  5,780             7          5,262             6

By Segment:

WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd. (Madden Women's)
------------------------------------
Net Sales                              $   30,311           100%    $   31,332           100%
Cost of sales                              21,896            72         22,241            71
Gross Profit                                8,415            28          9,091            29
Other Operating Income                        689             2            339             1
Operating Expenses                          7,486            25          7,347            23
Income from Operations                      1,618             5          2,083             7

l.e.i. Footwear:
----------------
Net Sales                              $   16,956           100%    $   14,982           100%
Cost of sales                              10,428            62          9,731            65
Gross Profit                                6,528            38          5,251            35
Operating Expenses                          3,340            19          3,666            24
Income from Operations                      3,188            19          1,585            11

Madden Mens:
------------
Net Sales                              $   11,475           100%    $   13,165           100%
Cost of sales                               7,317            64          8,534            65
Gross Profit                                4,158            36          4,631            35
Operating Expenses                          2,299            20          2,705            20
Income from Operations                      1,859            16          1,926            15

Diva Acquisition Corp. (Steven):
--------------------------------
Net Sales                              $    1,874           100%    $    2,700           100%
Cost of sales                               1,444            77          1,821            67
Gross Profit                                  430            23            879            33
Operating Expenses                            563            30            763            28
Income (Loss) from Operations                (133)           (7)           116             5

Stevies Inc.:
-------------
Net Sales                              $    2,719           100%    $    3,563           100%
Cost of Sales                               1,850            68          2,280            64
Gross Profit                                  869            32          1,283            36
Other Operating Income                          0             0             29             1
Operating Expenses                            512            19            746            21
Income from Operations                        357            13            566            16


                         Selected Financial Information
                         ------------------------------
                               Three Months Ended
                               ------------------
                                     June 30
                                     -------
                                ($ in thousands)

                                     2003                      2002
                          -----------------------    ------------------------
By Segment (Continued)
Steven Madden Retail Inc.:
--------------------------

Net Sales                 $   22,409          100%   $   22,369           100%
Cost of Sales                 10,501           47        10,520            47
Gross Profit                  11,908           53        11,849            53
Operating Expenses            10,036           45         9,770            44
Income from Operations         1,872            8         2,079             9
Number of Stores                  82           74

ADESSO MADDEN INC.:
-------------------
(FIRST COST)

Other Operating Revenue   $    1,456          100%   $    1,206           100%
Operating Expenses               602           41           605            50
Income from Operations           854           59           601            50


RESULTS OF OPERATIONS
 ($ in thousands)

Six months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

Consolidated:
-------------

Total net sales for the six-month period ended June 30, 2003 increased by $9,720 or 6% to $164,442 as compared to $154,722 from the comparable period of 2002. The increase in sales was partially due to a $5,264 or 20% increase in sales from the l.e.i. Wholesale Division ("l.e.i"), as well as $4,993 or 9% gain in the Company's Steve Madden Women's Wholesale Division and sales gains of $2,370 or 6% in the Retail Division. Sales gains can be attributed to greater acceptance of the Company's product offerings, increased recognition of the Company's brands and the addition of four retail stores during the six-month period ended June 30, 2003. Gross profit as a percentage of sales remained the same as last year at 38%.

Operating expenses increased to $49,230 in 2003 from $46,534 in 2002. Total operating expenses when expressed as a percentage of sales remained at 30% in 2003, the same as 2002. The increase in dollars resulted from costs associated with growth in the Company's overall business as well as provision for management incentives. Licensing expenses also increased to $1,743 in 2003 from $1,439 in 2002 because of the overall growth in sales and the Company's increased concentration in its licensing areas. Additionally, remaining operating expenses increased to $11,927 in 2003 from $9,349 partially because the Company opened four (4) additional retail stores during the first six months of 2003 and because of the growth in the Company's Steve Madden Women's and l.e.i. Wholesale Divisions. Also, total legal expenses in 2003 increased to $932 from $526 in 2002 because of incremental legal and defense costs.

Income from operations for 2003 was $17,878, an increase of $2,069 or 13% from $15,809 in 2002. Net income increased by 16% to $10,829 in 2003 from $9,355 in 2002. The increase in income resulted principally from a growth in sales.

Wholesale Divisions:
--------------------

Steven Madden Ltd. (Madden Women's, l.e.i. Footwear and Madden Men's):

Sales from Madden Women's Wholesale Division ("Madden Women's") accounted for $59,206 or 36%, and $54,213 or 35%, of total sales in 2003 and 2002, respectively. The increase in sales was driven by first quarter sales of key styles including the Hi-Jo boot and wood bottom sandals. Gross profit as a percentage of sales increased to 31% in 2003 from 30% in 2002 primarily due to changes in product mix and cost effective sourcing. Operating expenses increased to $14,329 in 2003 from $13,350 in 2002 due to higher costs associated with the growth in Madden Women's as well as the increase in management incentives. Income from operations for Madden Women's increased by 38% to $5,153 in 2003 from $3,737 in 2002.

Sales from l.e.i. Footwear Wholesale Division ("l.e.i.") accounted for $31,821 or 19%, and $26,557 or 17%, of total sales in 2003 and 2002, respectively. The increase in sales was primarily due to the addition of doors with existing accounts such as Kohl's, Sears and Famous Footwear. Gross profit as a percentage of sales increased to 37% in 2003 from 35% in 2002 primarily due to changes in product mix and improved inventory management. Operating expenses increased to $6,883 in 2003 from $6,444 in 2002 due to increased sales commissions, licensing costs and employee performance incentives. Income from operations for l.e.i. increased by 73% to $4,990 in 2003 from $2,881 in 2002.

Sales from Madden Men's Wholesale Division ("Madden Men's") accounted for $19,816 or 12%, and $20,614 or 13%, of total sales in 2003 and 2002, respectively. The sales decrease resulted from three primary factors. First, the sandal selling time was reduced significantly because of the late start to the spring season. Second, there was a strong downturn in the casual business, the largest category of Madden Men's, as competitive looks appeared in the casual space at every price point just as consumer demand and trends shifted more toward dressy and dress casual classifications. Finally, the department stores and specialty channels carrying Madden Men's footwear experienced lighter men's traffic through the second quarter of 2003. Gross profit as a percentage of sales decreased to 35% in 2003 from 36% in 2002 primarily due to an increase in markdown allowances resulting from higher levels of promotional activities and general softness in the economy in 2003. Operating expenses increased to $4,383 in 2003 from $4,106 in 2002 due to increases in payroll and other payroll-related expenses. These increased payroll-related expenses were primarily due to the hiring of additional management personnel in the second half of last year. Income from operations for Madden Men's was $2,543 in 2003 compared to $3,271 in 2002.

Diva Acquisition Corp. ("Steven"):

Sales from Diva, including the Steven brand that was introduced in the third quarter of 2002, accounted for $4,330 or 3%, and $5,185 or 3%, of total sales in 2003 and 2002, respectively. Sales decreased 16% in 2003 from 2002. This decrease was caused by managements planned strategy to exit certain under-performing doors in order to reposition the David Aaron business under the Steven brand. Management believes this will provide Steven with a more productive base of customers from which to launch. The exited doors have been replaced with the addition of several new retailers, including Dillards and Macy's West, which management believes are qualified and equipped to showcase and service the new Steven collection. Gross profit as a percentage of sales decreased to 27% in 2003 from 33% in 2002, primarily due to an increase in markdown allowances resulting from higher levels of promotional activities in response to the general softness in the economy in 2003. Operating expenses decreased to $1,224 in 2003 from $1,298 in 2002 due to lower selling expenses resulting from the decrease in sales. Loss from operations for Steven was $52 in 2003 compared to income from operations of $420 in 2002.

Stevies Inc. ("Stevies"):

Sales from Stevies accounted for $5,754 or 3%, and $7,008 or 5%, of total sales in 2003 and 2002, respectively. The decrease in sales was partly anticipated when Meldisco, the lease operator of the Federated Department Store children's departments and a division of Footstar, experienced temporary credit issues relating to its K-Mart business. This led to shipping delays and some cancellations. Gross profit as a percentage of sales decreased to 34% in 2003 from 37% in 2002, primarily due to an increase in markdown allowances resulting from higher levels of promotional activities in response to the general softness in the economy in 2003. Operating expenses decreased to $1,140 in 2003 from $1,491 in 2002 due to decreases in selling and related expenses. Income from operations for Stevies was $824 in 2003 compared to $1,141 in 2002.

Retail Division:
----------------

Sales from the Retail Division accounted for $43,515 or 26% and $41,145 or 27% of total sales in 2003 and 2002, respectively. This increase in sales was due to the increase in the number of Steve Madden retail stores. During the first six months of 2003, the Company opened four (4) new retail stores and closed two (2) of its under-performing stores. As of June 30, 2003, there were 82 retail stores compared to 74 retail stores as of June 30, 2002. Comparable store sales for the six-month period ended June 30, 2003 decreased 4% over the same period of 2002. This decrease was primarily due to unseasonably cool and rainy weather in the northeast during the second quarter. Gross profit as a percentage of sales decreased to 53% in 2003 from 54% in 2002, primarily due to higher levels of promotional activities by the Company in response to the general softness in the economy in 2003. Operating expenses for the Retail Division were $20,081 in 2003 and $18,712 in 2002. This increase was due to higher costs associated with the opening of additional stores. Income from operations for the Retail Division was $3,036 in 2003 compared to $3,372 in 2002.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc. ("Adesso-Madden") generated commission revenues of $2,574 for the six-month period ended June 30, 2003, which represents a 21% increase over commission revenues of $2,120 for the same period in 2002. This increase was primarily due to the growth in accounts such as Wal-Mart, Target, JC Penney and Mervyn's and the addition of children's products to the assortment mix. Operating expenses increased to $1,190 in 2003 from $1,133 in 2002 due to increases in payroll and other payroll-related expenses. Income from operations for Adesso-Madden was $1,384 in 2003 compared to $987 in 2002.

Three months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

Consolidated:
-------------

Total net sales for the three-month period ended June 30 2003 decreased by 3% to $85,744 as compared to $88,111 from the comparable period of 2002. The decrease in sales was primarily due to the cool and rainy spring weather and the sustained promotional environment. The Company maintained the substantial sales and market share gains that it achieved last year. In the second quarter of 2002, the Company generated a 48% increase in total net sales over prior year.

Total gross profit as a percentage of sales increased to 38% in 2003 from 37% in 2002. The increase was the result of cost effective sourcing and improved inventory management. Additionally, the Retail Division, which has a higher gross margin percentage, represented 26% of total net sales in 2003 compared to 25% in 2002.

Operating expenses decreased to $24,838 in 2003 from $25,602 in 2002. Total operating expenses when expressed as a percentage of sales remained at 29% in 2003, the same as in 2002. During the second quarter, the Company was able to manage its expense structure in keeping with its top line performance, effectively leveraging its infrastructure while (i) continuing to sustain its business, (ii) nurturing its newest brands, Unionbay (for young men) and Candie's (for women and children), and (iii) taking steps to effect the conversion of the David Aaron business into Steven for women.

Income from operations for 2003 was $9,615, an increase of $659 or 7% from $8,956 in 2002. Net income increased by 10% to $5,780 in 2003 from $5,262 in 2002. The increase in income resulted from the growth in interest and other income and managements ability to control expenses in line with the reduced sales.

Wholesale Divisions:
--------------------

Steven Madden Ltd. (Madden Women's, l.e.i. Footwear and Madden Men's):

Sales from Madden Women's accounted for $30,311 or 35%, and $31,332 or 36%, of total sales in 2003 and 2002, respectively. The decrease in sales was a result of price pressure emanating from the success of the inexpensive EVA flip-flop classification. Additionally, wedges, which have been historically strong for the Company in this period, did not gain traction with customers this spring. Spring itself broke very late, with cool and rainy weather characterizing most of the period between April and June, effectively shortening the full selling price period at retail. As a result, projected reorders did not materialize and prices eroded as competitive best sellers could be found at $29.99 and below. Gross profit as a percentage of sales decreased to 28% in 2003 from 29% in 2002 primarily due to the general softness in the economy and poor weather conditions, which caused the Company to increase the level of promotional activity in the second quarter of 2003. Operating expenses increased to $7,486 in 2003 from $7,347 in 2002 due to the increase in management incentives. Income from operations for Madden Women's decreased to $1,618 in 2003 from $2,083 in 2002.

Sales from l.e.i. accounted for $16,956 or 20%, and $14,982 or 17%, of total sales in 2003 and 2002, respectively. The increase in sales was principally due to new doors with retailers, particularly in the chain store segment, including Stage Stores and Maurice's. While l.e.i.

experienced the same late spring, weather-related and fashion trend challenges as the Company's other divisions, its opening price points helped to support its sales performance. Gross profit as a percentage of sales increased to 38% in 2003 from 35% in 2002 primarily due to changes in product mix and improved inventory management. Operating expenses decreased to $3,340 in 2003 from $3,666 in 2002 due to the leveraging of its infrastructure while continuing to sustain its business. Income from operations for l.e.i. was $3,188 in 2003 compared to $1,585 in 2002.

Sales from Madden Men's accounted for $11,475 or 13%, and $13,165 or 15%, of total sales in 2003 and 2002, respectively. The sales decrease resulted from three primary factors. First, the sandal selling time was reduced significantly because of the late start to the spring season. Second, there was a strong downturn in the casual business, the largest category of Madden Men's, as competitive looks appeared in the casual space at every price point just as consumer demand and trends shifted more toward dressy and dress casual classifications. Finally, the department stores and specialty channels carrying Madden Men's footwear experienced lighter men's traffic through the second quarter of 2003. Gross profit as a percentage of sales increased to 36% in 2003 from 35% in 2002 due to changes in product mix and improved inventory management. Operating expenses decreased to $2,299 in 2003 from $2,705 in 2002, due to decreases in selling and related expenses. Income from operations for Madden Men's was $1,859 in 2003 compared to $1,926 in 2002.

Diva Acquisition Corp. ("Steven"):

Sales from Diva, including the Steven brand that was introduced in the third quarter of 2002 accounted for $1,874 or 2%, and $2,700 or 3%, of total sales in 2003 and 2002, respectively. Sales decreased by 31% in 2003 from 2002. This decrease was caused by managements planned strategy to exit certain under-performing doors in order to reposition the David Aaron business under the Steven brand. Management believes this will provide Steven with a more productive base of customers from which to launch. The exited doors have been replaced with the addition of several new retailers, including Dillards and Macy's West, which management believes are qualified and equipped to showcase and service the new Steven collection. Gross profit as a percentage of sales decreased to 23% in 2003 from 33% in 2002, primarily due to an increase in markdown allowances resulting from higher levels of promotional activities and the final clearance of fall David Aaron products. Operating expenses decreased to $563 in 2003 from $763 in 2002 due to lower selling expenses resulting from the decrease in sales. Loss from operations for Steven was $133 in 2003 compared to income from operations of $116 in 2002.

Stevies Inc. ("Stevies"):

Sales from Stevies accounted for $2,719 or 3%, and $3,563 or 4%, of total sales in 2003 and 2002, respectively. The decrease in sales was partly anticipated when Meldisco, the lease operator of the Federated Department Store children's departments and a division of Footstar, experienced temporary credit issues relating to its K-Mart business. This led to shipping delays and some cancellations. Gross profit as a percentage of sales decreased to 32% in 2003 from 36% in 2002, due to competitive pricing caused by the general softness in the economy in 2003. Operating expenses decreased to $512 in 2003 from $746 in 2002 due to decreases in selling and related expenses. Income from operations for Stevies was $357 in 2003 compared to $566 in 2002.

Retail Division:
----------------

Sales from the Retail Division accounted for $22,409 or 26% and $22,369 or 25% of total sales in 2003 and 2002, respectively. During the second quarter of 2003, the Company opened two (2) new retail stores and closed two (2) of its under-performing stores. As of June 30, 2003, there were 82 retail stores compared to 74 retail stores as of June 30, 2002. Comparable store sales for the three-month period ended June 30, 2003 decreased 10% over the same period of 2002. This decrease was primarily due to the unseasonably cool and rainy weather in the northeast, where the Company's retail stores sales are disproportionately concentrated. The sales decline in twenty-seven (27) of the Company's retail stores located in the northeast comprised 64% of the comparable store sales decline. Gross profit as a percentage of sales remained at 53% in 2003, the same as in 2002. Operating expenses for the Retail Division were $10,036 in 2003 and $9,770 in 2002. This increase was due to higher costs associated with the opening of additional stores. Income from operations for the Retail Division was $1,872 in 2003 compared to $2,079 in 2002.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc. generated commission revenues of $1,456 for the three-month period ended June 30, 2003, which represents a 21% increase over commission revenues of $1,206 for the same period in 2002. This increase was primarily due to the growth in accounts such as Wal-Mart, Target, JC Penney and Mervyn's and the addition of children's and men's products to the assortment mix. Operating expenses decreased to $602 in 2003 from $605 in 2002. Income from operations for Adesso-Madden was $854 in 2003 compared to $601 in 2002.

LICENSE AGREEMENTS

Revenues from licensing increased to $1,261 in the first of six months 2003 from $698 in the first six months of 2002. As of June 30, 2003, the Company had six license partners covering product categories of its Steve Madden brand. The product categories include handbags, sunglasses, eyewear, belts, hosiery and outerwear.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $88,022 at June 30, 2003 compared to $86,461 of working capital at December 31, 2002, an increase of $1,561, primarily contributed by the net income. The Company believes that based upon its current financial position and available cash and marketable securities, it will meet all of its financial commitments and operating needs for at least the next twelve months.

Under the terms of a factoring agreement with Capital Factors, Inc., the Company is eligible to draw down 80% of its invoiced receivables at an interest rate of two points below the Prime Rate (as defined in such agreement). The agreement with Capital Factors was renewed for the period beginning June 30, 2002 through December 31, 2004. Capital Factors maintains a lien on all of the Company's inventory and receivables and assumes the credit risk for all assigned accounts approved by them. Under the agreement, the Company has a credit line of $15,000. The Company did not use any portion of the credit line during the first six months of 2003.

The Company has invested approximately $44.2 million in marketable securities consisting of corporate bonds, U.S. Treasury notes and government asset-backed securities. The securities mature on various dates through 2007.

OPERATING ACTIVITIES

During the six-month period ended June 30, 2003, net cash used for operating activities was $8,745. Uses of cash arose primarily for an increase in factored accounts receivable of $13,213 and an increase in inventories of $5,811. Sources of cash were provided principally by net income of $10,829.

The Company leases office, showroom, warehouse and retail facilities under non-cancelable operating leases with terms expiring at various times through 2013. Future minimum annual lease payments under non-cancelable operating leases consist of the following at June 30:


        2003                                      $   8,773
        2004                                          8,831
        2005                                          8,524
        2006                                          8,548
        2007                                          8,072
        Thereafter                                   22,682
                                                  ---------
                                                  $  65,430
                                                  =========

At June 30, 2003, the Company had un-negotiated open letters of credit for the purchase of imported merchandise of approximately $10,639.

The Company has an agreement with its Chairman of the Board and employment agreements with three key executives and its Creative and Design Chief, which provide for the payment of compensation aggregating approximately $1,845 as of June 30, 2003. In addition, such employment agreements provide for incentive compensation based on various performance criteria as well as other benefits.

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

INVESTING ACTIVITIES

During the six-month period ended June 30, 2003, the Company invested $21,507 in marketable securities, net of maturities and sales of $12,655. In addition, the Company incurred capital expenditures of $3,820 in leasehold improvements to its corporate office space, the addition of four (4) new stores and upgrading its computer systems.

FINANCING ACTIVITIES

During the six-month period ended June 30, 2003, the Company received $2,539 from the exercise of stock options.

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

Inventory Management: The fashion-oriented nature of the Company's products and the rapid changes in customer preferences leave the Company vulnerable to an increased risk of inventory obsolescence. Thus, the Company's ability to manage its inventories properly is an important factor in its operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Conversely, excess inventories can result in lower gross margins due to the excessive discounts and markdowns. The inability of the Company to effectively manage its inventory would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Impact of Foreign Manufacturers: Substantial portions of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the six-month period ended June 30, 2003, approximately 85% of the Company's products were purchased from sources outside the United States, primarily from China, Brazil, Italy and Spain.

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

Expansion of Retail Business: The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), Stevies, Steven, Steve Madden Men's, l.e.i.(R) , Unionbay(R) and Candies(R) brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. During the first six month of 2003 the Company opened four (4) Steve Madden retail stores and has plans to open an additional four (4) stores during the remainder of 2003. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results will increase or not decrease in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

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

Seasonal and Quarterly Fluctuations: The Company's results may fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of the Company's products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write downs, the cost of materials, the mix products between wholesale and licensing businesses, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors. In addition, the Company expects that its sales and operating results may be significantly impacted by the opening of new retail stores and the introduction of new products. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

Outstanding Options: As of August 5, 2003, the Company had outstanding options to purchase an aggregate of approximately 2,640,000 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the market price of the Company's stock is significantly higher than the exercise price of the options. Further, while its options are outstanding, they may adversely affect the terms on which the Company could obtain additional capital.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates, primarily based on the prime rate. An analysis of the Company's credit agreement with Capital Factors, Inc. can be found in Note C. "Due From Factor" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

A description of the legal proceedings in which the Company is involved, both in general and with respect to certain specific matters and types of matters, is contained in the Company's Report on Form 10-K for 2002 and the Company's Report on Form 10-Q for the first quarter of 2003. The following is limited to an update on significant developments in previously reported matters and should be read with reference to the Company's Report on Form 10-K for 2002 and the Company's Report as updated on Form 10-Q for the first quarter of 2003. All previously reported matters remain pending.

Class Action

Between June and August 2000, eight putative securities fraud class action lawsuits have been commenced in the United States District Court for the Eastern District of New York against the Company, Steven Madden and, in five of the actions, Rhonda J. Brown (the former President and a former director of the Company) and Arvind Dharia. These actions are captioned: Wilner v. Steven Madden, Ltd., et al., 00 CV 3676 (filed June 21, 2000); Connor v. Steven Madden, et al., 00 CV 3709 (filed June 22, 2000); Blumenthal v. Steven Madden, Ltd., et al., 00 CV 3709 (filed June 23, 2000); Curry v. Steven Madden, Ltd., et al., 00 CV 3766 (filed June 26, 2000); Dempster v. Steven Madden Ltd., et al., 00 CV 3702 (filed June 30, 2000); Salafia v. Steven Madden, Ltd., et al., 00 CV 4289 (filed July 24, 2000); Fahey v. Steven Madden, Ltd., et al., 00 CV 4712 (filed August 11, 2000); Process Engineering Services, Inc. v. Steven Madden, Ltd., et al., 00 CV 5002 (filed August 22, 2000). By Order dated December 8, 2000, the Court consolidated these eight actions, appointed Process Engineering, Inc., Michael Fasci and Mark and Libby Adams as lead plaintiffs and approved their selection of lead counsel. A settlement in principle of these actions has been reached, subject to execution of definitive settlement documentation, notices to the putative class members, a hearing and approval by the District Court. The tentative settlement is within the limits of the Company's insurance coverage.

Shareholder Derivative Actions

On or about September 26, 2000, a putative shareholders derivative action was commenced in the United States District Court for the Eastern District of New York, captioned Herrera v. Steven Madden and Steven Madden, Ltd., 00 CV 5803
(JG). The Company is named as a nominal defendant in the action. An agreement has been reached to resolve all claims in this action, subject to such notice to the Company's shareholders (if any) as may be required by the District Court, and approval by the District Court. The Company believes, after consultation with counsel, that its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance.

On or about November 28, 2001, a purported shareholder derivative complaint was filed in the United States District Court for the Eastern District of New York, captioned Herrera v. Karson, et al., 00 CV 7868. Named as defendants therein are the Company (as nominal defendant) and certain of the Company's present and/or former officers and directors. An agreement has been reached to resolve all claims in this action, subject to such notice to the Company's shareholders (if any) as may be required by the District Court, and approval by the District Court. The

Company believes, after consultation with counsel, that its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance.

Other Actions

On or about January 22, 2002, an action was commenced against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steve Madden, Ltd. and Steve Madden Retail, Inc., CA No. CV02-0057 HU. The Complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices arising from the Company's use of four stripes as a design element on footwear which Adidas alleges infringes on its registered Three Stripe Trademark. On or about September 3, 2002, Adidas commenced a second action against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steve Madden, Ltd. and Steve Madden Retail, Inc., CA No. CV 02-1191 KI. The second Complaint seeks the same injunctive relief and unspecified monetary damages as the first lawsuit for various trademark infringement claims arising from the Company's use of two stripes as a design element on footwear. The Company believes it has substantial defenses to the claims asserted in both lawsuits based on pervasive use of two and four stripes as a design element by numerous other footwear manufacturers over the past three decades, current fashion trends using two and four stripe designs, and Adidas' prior acquiescence in allowing other footwear manufacturers sell shoes with two and four stripe designs. The Company filed answers denying the allegations of infringement in both cases, which were consolidated before a single judge. Since that time, a settlement in principle of these actions has been reached.

On October 4, 2002, Skechers U.S.A., Inc., and Skechers U.S.A., Inc. II, filed suit against Steven Madden Ltd. and R.S.V. Sport, Inc. in the United States District Court for the Central District of California, Case No. CV 02-0766. Skechers alleges claims for patent infringement, federal unfair competition, federal antidilution violation, California unfair competition, California antidilution violation, and common law unfair competition. On June 30, 2003, the case was dismissed.

On September 6, 2002 Ron Owen filed an action against Steven Madden Retail, Inc., which action is pending in the United States District Court for the Northern District of Texas - Dallas Division, Civil Action No. 3-02 CV 2316-R. Plaintiff alleges a cause of action for breach of contract and seeks unspecified monetary damages. On October 10, 2002, the Company answered the complaint. The parties have agreed to a settlement and on August 11, 2003, the case was dismissed.

Item 5.  Other Information.

On May 12, 2003 the Company entered into a long-term license agreement with Candie's, Inc. to design, manufacture, and distribute Candie's branded footwear for women and children worldwide.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         (31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

         (32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  August 13, 2003


                                       STEVEN MADDEN, LTD.

                                       /s/ JAMIESON A. KARSON
                                       -----------------------------------------
                                       Jamieson A. Karson
                                       Chief Executive Officer


                                       /s/ ARVIND DHARIA
                                       -----------------------------------------
                                       Arvind Dharia
                                       Chief Financial Officer

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q

                                  EXHIBIT INDEX


Exhibit No.           Description of Exhibit
----------            ----------------------

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002