Form 10-Q
period 2003-09-30
MADDEN STEVEN LTD
filed 2003-11-13
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2003
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                         Commission File Number 0-23702
                                                -------

                               STEVEN MADDEN, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                      13-3588231
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

52-16 Barnett Avenue, Long Island City, New York                        11104
------------------------------------------------                      ----------
    (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code        (718) 446-1800
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

As of November 10, 2003, the latest practicable date, there were 13,109,655 shares of common stock, $.0001 par value, outstanding.

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                               September 30, 2003


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         Consolidated Balance Sheets........................................   3

         Consolidated Statements of Operations..............................   4

         Consolidated Statements of Cash Flows..............................   5

         Notes to Condensed Consolidated Financial Statements...............   6

ITEM 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations...................   9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.........  24

ITEM 4.  Controls and Procedures............................................  24


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................................  25

ITEM 6.  Exhibits and Reports on Form 8K....................................  26

         Signature..........................................................  27

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)


                                                                    September 30,   December 31,    September 30,
                                                                        2003            2002            2002
                                                                    ------------    ------------    ------------
                                                                     (Unaudited)                     (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                        $     34,180    $     56,713    $     44,896
   Accounts receivable, net of allowances of $452, $497 and $421           6,747           3,039           2,974
   Due from factor, net of allowance of $1,909, $1,718 and $1,658         32,256          22,373          33,799
   Inventories                                                            22,983          19,445          24,827
   Marketable securities - available for sale                              7,969             500           5,013
   Prepaid expenses and other current assets                               3,776           1,651             839
   Deferred taxes                                                          1,633           1,633           1,223
                                                                    ------------    ------------    ------------

      Total current assets                                               109,544         105,354         113,571

Property and equipment, net                                               18,403          17,073          16,020
Deferred taxes                                                             3,699           3,699           3,019
Deposits and other                                                           366             298             297
Marketable securities - available for sale                                36,440          22,010           9,650
Cost in excess of fair value of net assets acquired, net of
   accumulated amortization of $714                                        2,066           2,066           2,066
                                                                    ------------    ------------    ------------

                                                                    $    170,518    $    150,500    $    144,623
                                                                    ============    ============    ============

LIABILITIES
Current liabilities:
   Current portion of capital lease obligations                     $          3    $         14    $         16
   Accounts payable                                                        8,524           9,044           8,740
   Accrued expenses                                                        5,928           7,134           8,570
   Accrued incentive compensation                                            951           2,701           2,328
                                                                    ------------    ------------    ------------

      Total current liabilities                                           15,406          18,893          19,654

Deferred rent                                                              1,714           1,532           1,483
                                                                    ------------    ------------    ------------

                                                                          17,120          20,425          21,137
                                                                    ------------    ------------    ------------

Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized;
   none issued; Series A Junior Participating preferred stock -
   $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 60,000 shares authorized;
   14,355, 14,016 and 13,962 shares issued; 13,110, 12,771 and
   12,717 outstanding                                                          1               1               1
Additional paid-in capital                                                76,359          70,683          68,771
Retained earnings                                                         88,624          70,722          66,504
Unearned compensation                                                     (3,690)         (3,476)         (3,748)
Other comprehensive gain (loss):
   Unrealized gain (loss) on marketable securities                            95             136             (51)
Treasury stock - 1,245 shares at cost                                     (7,991)         (7,991)         (7,991)
                                                                    ------------    ------------    ------------

                                                                         153,398         130,075         123,486
                                                                    ------------    ------------    ------------

                                                                    $    170,518    $    150,500    $    144,623
                                                                    ============    ============    ============


See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)


                                           Three Months Ended     Nine Months Ended
                                              September 30,         September 30,
                                           -------------------   -------------------
                                             2003       2002       2003       2002
                                           --------   --------   --------   --------

Net sales:
   Wholesale                               $ 65,601   $ 70,742   $186,528   $184,319
   Retail                                    23,062     22,276     66,577     63,421
                                           --------   --------   --------   --------

                                             88,663     93,018    253,105    247,740
                                           --------   --------   --------   --------

Cost of sales:
   Wholesale                                 42,252     46,403    123,023    122,539
   Retail                                    10,815     10,360     31,213     29,421
                                           --------   --------   --------   --------

                                             53,067     56,763    154,236    151,960
                                           --------   --------   --------   --------

Gross profit:
   Wholesale                                 23,349     24,339     63,505     61,780
   Retail                                    12,247     11,916     35,364     34,000
                                           --------   --------   --------   --------

                                             35,596     36,255     98,869     95,780
                                           --------   --------   --------   --------

Commission and licensing fee income           2,205      1,819      6,040      4,637
Operating expenses                           26,094     27,572     75,324     74,106
                                           --------   --------   --------   --------

Income from operations                       11,707     10,502     29,585     26,311
Interest income, net                            426        348      1,218        770
                                           --------   --------   --------   --------

Income before provision for income taxes     12,133     10,850     30,803     27,081
Provision for income taxes                    5,060      4,582     12,901     11,458
                                           --------   --------   --------   --------

Net income                                 $  7,073   $  6,268   $ 17,902   $ 15,623
                                           ========   ========   ========   ========

Basic income per share                     $    .54   $    .49   $   1.38   $   1.25
                                           ========   ========   ========   ========

Diluted income per share                   $    .50   $    .46   $   1.27   $   1.14
                                           ========   ========   ========   ========

Basic weighted average common shares
   outstanding                               13,073     12,706     12,930     12,544
Effect of dilutive securities - options       1,194      1,057      1,131      1,134
                                           --------   --------   --------   --------

Diluted weighted average common shares
   outstanding                               14,267     13,763     14,061     13,678
                                           ========   ========   ========   ========


See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                       --------------------
                                                                                         2003        2002
                                                                                       --------    --------

Cash flows from operating activities:
   Net income                                                                          $ 17,902    $ 15,623
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                       3,666       2,624
      Non-cash compensation                                                               2,195       1,617
      Provision for bad debts                                                               146         435
      Deferred rent expense                                                                 182         184
      Realized gain on marketable securities                                                (56)        (37)
      Changes in:
         Accounts receivable                                                             (3,663)     (1,066)
         Due from factor                                                                (10,074)    (11,287)
         Inventories                                                                     (3,538)     (9,009)
         Prepaid expenses and deposits                                                   (2,193)      7,860
         Accounts payable and other accrued expenses                                     (3,476)      1,491
                                                                                       --------    --------

            Net cash provided by operating activities                                     1,091       8,435
                                                                                       --------    --------

Cash flows from investing activities:
   Purchase of property and equipment                                                    (4,996)     (2,937)
   Purchases of marketable securities                                                   (41,840)    (16,718)
   Sale/redemption of marketable securities                                              19,956       2,041
                                                                                       --------    --------

            Net cash used in investing activities                                       (26,880)    (17,614)
                                                                                       --------    --------

Cash flows from financing activities:
   Proceeds from options and warrants exercised                                           3,267       3,937
   Repayment of lease obligations                                                           (11)        (41)
                                                                                       --------    --------

            Net cash provided by financing activities                                     3,256       3,896
                                                                                       --------    --------

Net decrease in cash and cash equivalents                                               (22,533)     (5,283)
Cash and cash equivalents - beginning of period                                          56,713      50,179
                                                                                       --------    --------

Cash and cash equivalents - end of period                                              $ 34,180    $ 44,896
                                                                                       ========    ========


See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
September 30, 2003


NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") as of September 30, 2003 and 2002, and the results of its operations and cash flows for the nine and three-month periods then ended. The results of operations for the nine and three-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2002 included in the Annual Report of Steven Madden, Ltd. on Form 10-K.


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


NOTE E - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Diluted income per share also reflects the vested portion of shares granted to employees, which have not yet been issued.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
September 30, 2003


NOTE F - STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and to provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and to provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                       Three Months Ended       Nine Months Ended
                                                          September 30,           September 30,
                                                      --------------------    --------------------
                                                        2003        2002        2003        2002
                                                      --------    --------    --------    --------

         Reported net income                          $  7,073    $  6,268    $ 17,902    $ 15,623
         Stock-based employee compensation included
            in reported net income, net of tax             149         784         314         820
         Stock-based employee compensation
            determined under the fair value based
            method, net of tax                            (748)       (802)     (2,002)     (1,770)
                                                      --------    --------    --------    --------

         Pro forma net income                         $  6,474    $  6,250    $ 16,214    $ 14,673
                                                      ========    ========    ========    ========

         Basic income per share:
            As reported                               $   0.54    $   0.49    $   1.38    $   1.25
            Pro forma                                 $   0.50    $   0.49    $   1.25    $   1.17

         Diluted income per share:
            As reported                               $   0.50    $   0.46    $   1.27    $   1.14
            Pro forma                                 $   0.45    $   0.45    $   1.15    $   1.07


NOTE G - COMMITMENTS, CONTINGENCIES AND OTHER

[1]      Class action litigation:

         Between June and August 2000, several class action lawsuits were commenced in the United States District Court for the Eastern District of New York against the Company, Steven Madden personally, and, in some of the actions, the Company's Chief Financial Officer and its then President.

         A settlement in principle of these actions has been reached, subject to execution of definitive settlement documentation, notices to class members, a hearing and approval by the District Court. The tentative settlement is within the limits of the Company's insurance.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
September 30, 2003


NOTE G - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)

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


[3]      Other actions:

         (a) The Company and certain of the Company's present and /or former officers and directors have been named in an action commenced in the United States District Court for the Eastern District of New York by the Safeco Surplus Lines Insurance Company ("SAFECO"), captioned Safeco Surplus Lines Ins. Co. v. Steven Madden, Ltd., et al. The complaint principally seeks rescission of the excess insurance policy issued by Safeco to the Company for the February 4, 2000 to June 13, 2001 period and an order declaring that Safeco does not owe any indemnity obligation to the Company or any of its officers and directors in connection with the shareholder class action and derivative cases referred to above. Since that time, the parties have agreed to a resolution of Safeco's claims, the implementation of which is conditioned upon judicial approval of the settlements of the shareholder class action and derivative claims discussed above.

         (b) On or about January 22, 2002, an action was commenced against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steven Madden, Ltd. and Steven Madden Retail, Inc. This action was dismissed on August 27, 2003.

         (c) On or about June 6, 2003, an action was commenced in the United States District Court for the Central District of California, captioned Global Brand Marketing, Inc. v. Steve Madden LTD., Case Number 03-4029. The complaint seeks injunctive relief and unspecified monetary damages for infringement of two separate patents. The Company believes it has substantial defenses to the claims asserted in the lawsuit. The parties are currently involved in settlement negotiations.


In connection with the above litigations, the Company has accrued $900,000. Management, based on advice of counsel, believes such provision is adequate in the circumstances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

The following table sets forth information on operations for the periods indicated:

                         Selected Financial Information
                         ------------------------------
                                Nine Months Ended
                                -----------------
                                  September 30
                                  ------------
                                ($ in thousands)


                                              2003                2002
                                        ----------------    ----------------

Consolidated:
------------

Net Sales                               $253,105    100%    $247,740    100%
Cost of Sales                            154,236     61      151,960     61
Gross Profit                              98,869     39       95,780     39
Other Operating Income                     6,040      3        4,637      2
Operating Expenses                        75,324     30       74,106     30
Income from Operations                    29,585     12       26,311     11
Interest and Other Income Net              1,218      0          770      0
Income Before Income Taxes                30,803     12       27,081     11
Net Income                                17,902      7       15,623      6

                         Selected Financial Information
                         ------------------------------
                                Nine Months Ended
                                -----------------
                                  September 30
                                  ------------
                                ($ in thousands)


                                              2003                2002
                                        ----------------    ----------------
By Segment
WHOLESALE DIVISIONS:
-------------------

Steven Madden, Ltd. (Madden Women's):
------------------------------------
Net Sales                               $ 91,449    100%    $ 87,539    100%
Cost of Sales                             62,631     68       59,954     68
Gross Profit                              28,818     32       27,585     32
Other Operating Income                     2,024      2        1,207      1
Operating Expenses                        22,271     24       21,557     25
Income from Operations                     8,571     10        7,235      8

l.e.i. Footwear:
---------------
Net Sales                               $ 49,371    100%    $ 41,824    100%
Cost of Sales                             30,638     62       26,648     64
Gross Profit                              18,733     38       15,176     36
Operating Expenses                        10,428     21       10,304     24
Income from Operations                     8,305     17        4,872     12

Madden Men's:
------------
Net Sales                               $ 28,065    100%    $ 35,462    100%
Cost of Sales                             18,206     65       22,796     64
Gross Profit                               9,859     35       12,666     36
Operating Expenses                         6,205     22        7,441     21
Income from Operations                     3,654     13        5,225     15

Diva Acquisition Corp (Steven):
------------------------------
Net Sales                               $  8,695    100%    $  8,572    100%
Cost of Sales                              5,735     66        6,230     73
Gross Profit                               2,960     34        2,342     27
Operating Expenses                         2,185     25        1,946     23
Income from Operations                       775      9          396      4

Stevies Inc.:
------------
Net Sales                               $  8,656    100%    $ 10,922    100%
Cost of Sales                              5,626     65        6,911     63
Gross Profit                               3,030     35        4,011     37
Other Operating Income                        11      0           71      0
Operating Expenses                         1,814     21        2,431     22
Income from Operations                     1,227     14        1,651     15

Unionbay Men's Footwear:
-----------------------
Net Sales                               $    292    100%          --     --
Cost of Sales                                187     64           --     --
Gross Profit                                 105     36           --     --
Operating Expenses                           325    111           --     --
Loss from Operations                        (220)   (75)          --     --

                         Selected Financial Information
                         ------------------------------
                                Nine Months Ended
                                -----------------
                                  September 30
                                  ------------
                                ($ in thousands)


                                              2003                2002
                                        ----------------    ----------------
By Segment (Continued)

RETAIL DIVISION:
---------------

Steven Madden Retail Inc.:
-------------------------
Net Sales                               $ 66,577    100%    $ 63,421    100%
Cost of Sales                             31,213     47       29,421     46
Gross Profit                              35,364     53       34,000     54
Operating Expenses                        30,371     46       28,720     45
Income from Operations                     4,993      7        5,280      9
Number of Stores                              82                  77

ADESSO MADDEN INC.:
------------------
(FIRST COST)

Other Operating Revenue                 $  4,005    100%    $  3,359    100%
Operating Expenses                         1,725     43        1,707     51
Income from Operations                     2,280     57        1,652     49

                         Selected Financial Information
                         ------------------------------
                               Three Months Ended
                               ------------------
                                  September 30
                                  ------------
                                ($ in thousands)


                                              2003                2002
                                        ----------------    ----------------
Consolidated:
------------

Net Sales                               $ 88,663    100%    $ 93,018    100%
Cost of Sales                             53,067     60       56,763     61
Gross Profit                              35,596     40       36,255     39
Other Operating Income                     2,205      2        1,819      2
Operating Expenses                        26,094     29       27,572     30
Income from Operations                    11,707     13       10,502     11
Interest and Other Income Net                426      1          348      0
Income Before Income Taxes                12,133     14       10,850     11
Net Income                                 7,073      8        6,268      7

By Segment:

WHOLESALE DIVISIONS:
-------------------

Steven Madden, Ltd. (Madden Women's):
------------------------------------
Net Sales                               $ 32,243    100%    $ 33,326    100%
Cost of Sales                             21,655     67       22,168     67
Gross Profit                              10,588     33       11,158     33
Other Operating Income                       772      3          547      2
Operating Expenses                         7,942     25        8,207     25
Income from Operations                     3,418     11        3,498     10

l.e.i. Footwear:
---------------
Net Sales                               $ 17,550    100%    $ 15,267    100%
Cost of Sales                             10,690     61        9,416     62
Gross Profit                               6,860     39        5,851     38
Operating Expenses                         3,545     20        3,860     25
Income from Operations                     3,315     19        1,991     13

Madden Mens:
-----------
Net Sales                               $  8,249    100%    $ 14,848    100%
Cost of sales                              5,316     64        9,559     64
Gross Profit                               2,933     36        5,289     36
Operating Expenses                         1,822     22        3,335     23
Income from Operations                     1,111     14        1,954     13

Diva Acquisition Corp. (Steven):
-------------------------------
Net Sales                               $  4,365    100%    $  3,387    100%
Cost of Sales                              2,577     59        2,763     82
Gross Profit                               1,788     41          624     18
Operating Expenses                           961     22          648     19
Income (Loss) from Operations                827     19          (24)    (1)

Stevies Inc.:
------------
Net Sales                               $  2,902    100%    $  3,914    100%
Cost of Sales                              1,827     63        2,497     64
Gross Profit                               1,075     37        1,417     36
Other Operating Income                         2      0           33      1
Operating Expenses                           674     23          939     24
Income from Operations                       403     14          511     13

                         Selected Financial Information
                         ------------------------------
                               Three Months Ended
                               ------------------
                                  September 30
                                  -------------
                                ($ in thousands)


                                              2003                2002
                                        ----------------    ----------------
By Segment (Continued)

WHOLESALE DIVISIONS (Continued):
-------------------------------

Unionbay Men's Footwear:
-----------------------
Net Sales                               $    292    100%          --     --
Cost of Sales                                187     64           --     --
Gross Profit                                 105     36           --     --
Operating Expenses                           325    111           --     --
Loss from Operations                        (220)   (75)          --     --

RETAIL DIVISION:
---------------

Steven Madden Retail Inc.:
-------------------------
Net Sales                               $ 23,062    100%    $ 22,276    100%
Cost of Sales                             10,815     47       10,360     47
Gross Profit                              12,247     53       11,916     53
Operating Expenses                        10,290     45       10,008     45
Income from Operations                     1,957      8        1,908      8
Number of Stores                              82                  77

ADESSO MADDEN INC.:
------------------
(FIRST COST)

Other Operating Revenue                 $  1,431    100%    $  1,239    100%
Operating Expenses                           535     37          574     46
Income from Operations                       896     63          665     54


RESULTS OF OPERATIONS
($ in thousands)

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

Consolidated:
------------

Total net sales for the nine-month period ended September 30, 2003 increased by $5,365 or 2% to $253,105 as compared to $247,740 from the comparable period of 2002. The increase in sales was due to a $7,547 or 18% increase in sales from the l.e.i. Wholesale Division ("l.e.i."), a $3,910 or 4% gain in the Company's Steve Madden Women's Wholesale Division ("Madden Women's"), and sales gains of $3,156 or 5% in the Retail Division. Sales gains can be attributed to greater acceptance of the Company's product offerings, increased recognition of the Company's brands and the addition of five retail stores during the nine-month period ended September 30, 2003. Gross profit as a percentage of sales remained the same as last year at 39%.

Operating expenses increased to $75,324 in 2003 from $74,106 in 2002. Total operating expenses, as a percentage of sales remained at 30% in 2003, the same as 2002. The increase in dollars resulted from costs associated with growth in the Company's overall business as well as an increase in the provision for management incentives.

Income from operations for 2003 was $29,585, an increase of $3,274 or 12% from $26,311 in 2002. Net income increased by 15% to $17,902 in 2003 from $15,623 in
2002. The increase in income resulted from a growth in sales and higher interest as well as royalty income.

Wholesale Divisions:
-------------------

Steven Madden Ltd. (Madden Women's, l.e.i. Footwear and Madden Men's):

Sales from Madden Women's accounted for $91,449 or 36%, and $87,539 or 35%, of total sales in 2003 and 2002, respectively. The increase in sales was driven by first quarter sales of key styles including the Hi-Jo boot and wood bottom sandals. Gross profit as a percentage of sales remained the same as last year at 32%. Operating expenses increased to $22,271 in 2003 from $21,557 in 2002 due to higher costs associated with the growth in Madden Women's as well as an increase in management incentives. Income from operations for Madden Women's increased by 18% to $8,571 in 2003 from $7,235 in 2002.

Sales from l.e.i. accounted for $49,371 or 20%, and $41,824 or 17%, of total sales in 2003 and 2002, respectively. The increase in sales was primarily due to the addition of doors with existing accounts such as Kohl's, Sears and Famous Footwear. Gross profit as a percentage of sales increased to 38% in 2003 from 36% in 2002 primarily due to changes in product mix and improved inventory management. The increase in sales and gross margin caused the income from operations for l.e.i. to increase by 70% to $8,305 in 2003 from $4,872 in 2002.

Sales from Madden Men's Wholesale Division ("Madden Men's") accounted for $28,065 or 11%, and $35,462 or 14%, of total sales in 2003 and 2002, respectively. The sales decrease resulted from three primary factors. First, the sandal selling time was reduced significantly because of the late start to the spring season. Second, there was a strong downturn in the casual business, the largest category of Madden Men's. Trends shifted more toward dressy and dress casual classifications and finally, the department stores and specialty channels carrying Madden Men's footwear experienced lighter men's traffic through the second and third quarters of 2003. Gross profit as a percentage of sales decreased to 35% in 2003 from 36% in 2002 primarily due to an increase in markdown allowances resulting from higher levels of promotional activities and general softness in the economy in 2003. Operating expenses decreased to $6,205 in 2003 from $7,441 in 2002 due to decreases in selling and selling related expenses. Income from operations for Madden Men's was $3,654 in 2003 compared to $5,225 in 2002.

Diva Acquisition Corp. ("Steven"):

Sales from Steven (the Steven brand was introduced in the third quarter of 2002), accounted for $8,695 or 3%, and $8,572 or 3%, of total sales in 2003 and 2002, respectively. Management has repositioned the David Aaron business under the Steven brand by exiting certain under-performing doors and replacing them with several new retailers, including Dillards and Macy's West. Management believes these new customers are qualified and equipped to showcase and service the new Steven collections. Gross profit as a percentage of sales increased to 34% in 2003 from 27% in 2002, primarily due to the result of cost effective sourcing and improved inventory management. Operating expenses increased to $2,185 in 2003 from $1,946 in 2002 due to increases in selling, marketing and advertising expenses. Income from operations for

Steven increased by 96% to $775 in 2003 from $396 in 2002, primarily caused by improved gross margin.

Stevies Inc. ("Stevies"):

Sales from Stevies accounted for $8,656 or 3%, and $10,922 or 4%, of total sales in 2003 and 2002, respectively. The decrease in sales was partly anticipated when Meldisco, the lease operator of the Federated Department Store children's departments and a division of Footstar, experienced temporary credit issues relating to its K-Mart business. This led to shipping delays and some cancellations. Also, the children's back-to-school season began later than in past years, diminishing reorder demand. Additionally, the decrease in sales was due to the decision by Kids R Us to shift its resources to private label business. Gross profit as a percentage of sales decreased to 35% in 2003 from 37% in 2002, primarily due to an increase in markdown allowances resulting from higher levels of promotional activities in response to the general softness in the economy in 2003. Operating expenses decreased to $1,814 in 2003 from $2,431 in 2002 due to decreases in selling and related expenses. Income from operations for Stevies was $1,227 in 2003 compared to $1,651 in 2002.

Unionbay Men's Footwear ("Unionbay"):

Unionbay young men's, the Company's new license contributed net sales of $292 in its first shipping season. The product placed consists primarily of test quantities from which a more meaningful assortment is anticipated in 2004.

Retail Division:
---------------

Sales from the Retail Division accounted for $66,577 or 26% and $63,421 or 26% of total sales in 2003 and 2002, respectively. This increase in sales was due to the increase in the number of Steve Madden retail stores. During the first nine months of 2003, the Company opened five (5) new retail stores and closed three
(3) of its under-performing stores. As of September 30, 2003, there were 82 retail stores compared to 77 retail stores as of September 30, 2002. Comparable store sales for the nine-month period ended September 30, 2003 decreased 4% over the same period of 2002. This decrease was primarily due to unseasonably cool and rainy weather in the northeast during the second quarter. Gross profit as a percentage of sales decreased to 53% in 2003 from 54% in 2002, primarily due to higher levels of promotional activities by the Company in response to the general softness in the economy in 2003. Operating expenses for the Retail Division were $30,371 in 2003 and $28,720 in 2002. This increase was due to additional stores opened during this period. Income from operations for the Retail Division was $4,993 in 2003 compared to $5,280 in 2002.

Adesso-Madden Division:
----------------------

Adesso-Madden, Inc. ("Adesso-Madden") generated commission revenues of $4,005 for the nine-month period ended September 30, 2003, which represents a 19% increase over commission revenues of $3,359 for the same period in 2002. This increase was primarily due to the growth in accounts such as Wal-Mart, Target, JC Penney and Mervyn's. Income from operations for Adesso-Madden was $2,280 in 2003 compared to $1,652 in 2002.

Three months Ended September 30, 2003 vs. Three Months Ended September 30, 2002

Consolidated:
------------

Total net sales for the three-month period ended September 30 2003 decreased by 5% to $88,663 from $93,018 for the comparable period of 2002. The decrease in sales was primarily due to a decline in net sales from the Men's Wholesale Division and the sustained promotional environment. The Company maintained a substantial portion of the sales and market share gains that it achieved last year. In the third quarter of 2002, the Company generated a 32% increase in total net sales over the previous year.

Total gross profit as a percentage of sales increased to 40% in 2003 from 39% in 2002. The increase was attributable to lower sales deductions this year as well as cost effective sourcing and improved inventory management. Additionally, the Retail Division, which has a higher gross margin percentage, represented 26% of total net sales in 2003 compared to 24% in 2002.

Operating expenses decreased to $26,094 in 2003 from $27,572 in 2002. Total operating expenses as a percentage of sales decreased to 29% in 2003 from 30% in 2002. During the third quarter, the Company was able to manage its expense structure in keeping with its top line performance, effectively leveraging its infrastructure while (i) continuing to sustain its business, (ii) nurturing its newest brands, Unionbay (for young men) and Candie's (for women and children), and (iii) taking steps to effect the conversion of the David Aaron business into Steven for women.

Income from operations for 2003 was $11,707, an increase of $1,205 or 11% from $10,502 in 2002. Net income increased by 13% to $7,073 in 2003 from $6,268 in 2002. The increase in income resulted from the growth in interest and other income as well as ability to control expenses in line with the reduced sales.

Wholesale Divisions:
-------------------

Steven Madden Ltd. (Madden Women's, l.e.i. Footwear and Madden Men's):

Sales from Madden Women's accounted for $32,243 or 36%, and $33,326 or 36%, of total sales in 2003 and 2002, respectively. The decrease in sales resulted from disappointing early sell-throughs, particularly in the euro-casual classification. Furthermore, customers favored the sneaker category over the casual brown shoe category during this year's back-to-school selling season. Sneaker sales at retail of $49.99 and below pressured higher priced categories, including many Steve Madden offerings. Gross profit as a percentage of sales remained the same as last year at 33%. Operating expenses decreased to $7,942 in 2003 from $8,207 in 2002 due to decreases in selling and selling related expenses. Income from operations for Madden Women's decreased to $3,418 in 2003 from $3,498 in 2002.

Sales from l.e.i. accounted for $17,550 or 20%, and $15,267 or 16%, of total sales in 2003 and 2002, respectively. The increase in sales was principally due to additional doors with retailers, such as Kohl's and Saks Group. The increase in sales was also driven by the sales of key styles including lower profile closed casuals and tailored looks. Gross profit as a percentage of sales increased to 39% in 2003 from 38% in 2002 primarily due to changes in product mix and improved inventory management. Operating expenses decreased to $3,545 in 2003 from $3,860 in 2002 due to the Company successfully leveraging its infrastructure while continuing to grow its business. Income from operations for l.e.i. was $3,315 in 2003 compared to $1,991 in 2002.

Sales from Madden Men's accounted for $8,249 or 9%, and $14,848 or 16%, of total sales in 2003 and 2002, respectively. The sales decrease resulted from two primary factors. First, the downturn in sell-throughs at retail in the young men's fashion casual and sport casual business created substantial inventory and margin challenges to the Company's wholesale shipments. Second, there was a strong downturn in the casual business, the largest category of Madden Men's, as competitive looks appeared in the casual space at every price point just as consumer demand and trends shifted more toward dressy and dress casual classifications. Gross profit as a percentage of sales remained the same as last year at 36%. Operating expenses decreased to $1,822 in 2003 from $3,335 in 2002, due to decreases in selling and related expenses. Income from operations for Madden Men's was $1,111 in 2003 compared to $1,954 in 2002.

Diva Acquisition Corp. ("Steven"):

Sales from Steven, accounted for $4,365 or 5%, and $3,387 or 4%, of total sales in 2003 and 2002, respectively. Sales increased by 29% in 2003 from 2002. The increase in sales was principally due to the addition of new retail doors, including Dillards and Macy's West. Gross profit as a percentage of sales increased to 41% in 2003 from 18% in 2002, primarily resulted from cost effective sourcing and improved inventory management. Operating expenses increased to $961 in 2003 from $648 in 2002 due to increases in payroll and payroll related expenses. Income from operations for Steven was $827 in 2003 compared to a loss from operations of $24 in 2002.

Stevies Inc. ("Stevies"):

Sales from Stevies accounted for $2,902 or 3%, and $3,914 or 4%, of total sales in 2003 and 2002, respectively. The decrease in sales was due to a late-breaking back-to-school season, which resulted in diminished reorder demand. Also, the decrease in sales was partly anticipated when Meldisco, the lease operator of the Federated Department Store children's departments and a division of Footstar, experienced temporary credit issues relating to its K-Mart business. This led to shipping delays and some cancellations. Gross profit as a percentage of sales increased to 37% in 2003 from 36% in 2002, primarily due to improved inventory management. Operating expenses decreased to $674 in 2003 from $939 in 2002 due to decreases in selling and related expenses. Income from operations for Stevies was $403 in 2003 compared to $511 in 2002.

Unionbay Men's Footwear ("Unionbay"):

Unionbay young men's, the Company's new license contributed net sales of $292 in its first shipping season. The product placed consists primarily of test quantities from which a more meaningful assortment is anticipated in 2004.

Retail Division:
---------------

Sales from the Retail Division accounted for $23,062 or 26% and $22,276 or 24% of total sales in 2003 and 2002, respectively. During the third quarter of 2003, the Company opened one (1) new retail store and closed one (1) of its under-performing stores. As of September 30, 2003, there were 82 retail stores compared to 77 retail stores as of September 30, 2002. Comparable store sales for the three-month period ended September 30, 2003 decreased 5% over the same period of 2002. This decrease in sales was partially caused by the popularity of sneakers. These offerings were available at $49.99 and below, pressuring the higher priced casual closed shoe category. Gross profit as a percentage of sales remained at 53% in 2003, the same as in 2002. Operating expenses for the Retail Division were $10,290 in 2003 and $10,008 in 2002. This increase was due to higher costs associated with the opening of the five (5) additional stores since last year. Income from operations for the Retail Division was $1,957 in 2003 compared to $1,908 in 2002.

Adesso-Madden Division:
----------------------

Adesso-Madden, Inc. generated commission revenues of $1,431 for the three-month period ended September 30, 2003, which represents a 15% increase over commission revenues of $1,239 for the same period in 2002. This increase was primarily result of the growth in discount retail accounts. Income from operations for Adesso-Madden was $896 in 2003 compared to $665 in 2002.

LICENSE AGREEMENTS

Revenues from licensing increased to $2,035 in the first nine months 2003 from $1,278 in the first nine months of 2002. As of September 30, 2003, the Company had six license partners covering product categories of its Steve Madden brand. The product categories include handbags, sunglasses, eyewear, belts, hosiery and outerwear.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $94,138 at September 30, 2003 compared to $86,461 at December 31, 2002, an increase of $7,677, primarily contributed by the net income. The Company believes that based upon its current financial position and available cash and marketable securities, it will meet all of its financial commitments and operating needs for at least the next twelve months.

Under the terms of a factoring agreement with Capital Factors, Inc., the Company is eligible to draw down 80% of its invoiced receivables at an interest rate of two points below the Prime Rate (as defined in such agreement). The agreement with Capital Factors runs through December 31, 2004. Capital Factors maintains a lien on all of the Company's inventory and receivables and assumes the credit risk for all assigned accounts approved by them. Under the agreement, the Company has a credit line of $15,000. The Company did not use any portion of the credit line during the first nine months of 2003.

As of September 30, 2003 the Company had invested approximately $44,400 in marketable securities consisting of corporate bonds, U.S. Treasury notes and government asset-backed securities.

OPERATING ACTIVITIES

During the nine-month period ended September 30, 2003, net cash provided by operating activities was $1,091. Uses of cash caused primarily by an increase in factored accounts receivable of $10,074, an increase in inventories of $3,538, an increase in prepaid expenses of $2,193 and decrease in accounts payable and other accrued expenses of 3,476. Sources of cash were provided principally by net income of $17,902.

The Company leases office, showroom, warehouse and retail facilities under non-cancelable operating leases with terms expiring at various times through 2013. Future minimum annual lease payments under non-cancelable operating leases consist of the following at September 30:

         2003                                    $   8,977
         2004                                        9,482
         2005                                        9,030
         2006                                        9,280
         2007                                        8,848
         Thereafter                                 24,471
                                                 ---------
                                                 $  70,088
                                                 =========

At September 30, 2003, the Company had un-negotiated open letters of credit for the purchase of imported merchandise of approximately $8,530.

The Company has employment agreements with three key executives and its Creative and Design Chief, which provide for the payment of compensation aggregating approximately $1,800 as of September 30, 2003. In addition, such employment agreements provide for incentive compensation based on various performance criteria as well as other benefits.

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

INVESTING ACTIVITIES

During the nine-month period ended September 30, 2003, the Company invested $41,840 in marketable securities and received $19,956 from maturities and sales of these securities. In addition, the Company incurred capital expenditures of $4,996 in leasehold improvements to its corporate office space, the addition of five (5) new stores and the computer systems upgrades.

FINANCING ACTIVITIES

During the nine-month period ended September 30, 2003, the Company received $3,267 from the exercise of stock options.

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

Inventory Management: The fashion-oriented nature of the Company's products and the rapid changes in customer preferences leave the Company vulnerable to an increased risk of inventory obsolescence. Thus, the Company's ability to manage its inventories properly is an important factor in its operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Conversely, excess inventories can result in lower gross margins due to the excessive discounts and markdowns that might be necessary to reduce inventory levels. The inability of the Company to effectively manage its inventory would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Customers and Risks Related to Extending Credit to Customers:
The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Certain of the Company's department store customers, including some under common ownership, account for significant portions of the Company's wholesale business.

The Company generally enters into a number of purchase order commitments with its customers for each of its lines every season and does not enter into long-term agreements with any of its customers. Therefore, a decision by a significant customer of the Company, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company or to change its manner of doing business could have a material adverse effect on the Company's business, financial condition and results of operations. The Company sells its products primarily to retail stores across the United States and extends credit based on an evaluation of each customer's financial condition, usually without collateral. While various retailers, including some of the Company's customers, have experienced financial difficulties in the past few years which increased the risk of extending credit to such retailers, the Company's losses due to bad debts have been limited. Pursuant to the Factoring Agreement between Capital Factors and the Company, Capital Factors currently assumes the credit risk related to approximately 95% of the Company's accounts receivables. However, financial difficulties of a customer could cause the Company to curtail business with such customer or require the Company to assume more credit risk relating to such customer's account receivable.

Impact of Foreign Manufacturers: Substantial portions of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the nine-month period ended September 30, 2003, approximately 85% of the Company's products were purchased from sources outside the United States, primarily from China, Brazil, Italy and Spain.

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

Expansion of Retail Business: The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), Stevies, Steven, Steve Madden Men's, l.e.i.(R) , Unionbay(R) and Candies(R) brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. During the first nine month of 2003 the Company opened five
(5) Steve Madden retail stores and has plans to open one (1) additional store during the remainder of 2003. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results will increase or not decrease in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

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

Seasonal and Quarterly Fluctuations: The Company's results may fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of the Company's products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write downs, the cost of materials, the product mix between wholesale and licensing businesses, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors. In addition, the Company expects that its sales and operating results may be significantly impacted by the opening of new retail stores and the introduction of new products. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

Outstanding Options: As of November 10, 2003, the Company had outstanding options to purchase an aggregate of approximately 2,371,000 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the market price of the Company's stock is significantly higher than the exercise price of the options. Further, while its options are outstanding, they may adversely affect the terms on which the Company could obtain additional capital.

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

ITEM 4.
CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report. As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this quarterly report.

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Certain legal proceedings in which the Company is involved are discussed in Note J to the consolidated financial statements in the Company's 2002 Annual Report to Shareholders; Part I, Item 3, of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; and Part II, Item 1, of the Company's Quarterly Reports on Form 10-Q for the quarter ended March 31, 2003 and the quarter ended June 30, 2003. The following discussion is limited to recent developments concerning certain of the Company's legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding.

On or about January 22, 2002, an action was commenced against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steve Madden, Ltd. and Steve Madden Retail, Inc., CA No. CV02-0057 HU. This action was dismissed on August 27, 2003.

The Company and certain of the Company's present and/or former directors have been named in an action commenced in the United States District Court for the Eastern District of New York by the Safeco Surplus Lines Insurance Company captioned, Safeco Surplus Lines Ins. Co. v. Steven Madden Ltd., et al., 02 CV 1151 (JG). The parties have agreed to a resolution of Safeco's claims, the implementation of which is conditioned upon judicial approval of the settlements of the shareholder class action and derivative claims discussed in Note J to the consolidated financial statements in the Company's 2002 Annual Report to Shareholders, Part I, Item 3, of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and Part II, Item 1, of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

On or about June 6, 2003, an action was commenced in the United States District Court for the Central District of California, captioned Global Brand Marketing, Inc. v. Steve Madden LTD., Case Number 03-4029. The complaint seeks injunctive relief and unspecified monetary damages for infringement of two separate patents. The Company believes it has substantial defenses to the claims asserted in the lawsuit. The parties are currently involved in settlement negotiations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         (31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

         (31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

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



DATE: November 13, 2003




                                       STEVEN MADDEN, LTD.



                                       /s/ JAMIESON A. KARSON
                                       -----------------------
                                       Jamieson A. Karson
                                       Chief Executive Officer



                                       /s/ ARVIND DHARIA
                                       -----------------------
                                       Arvind Dharia
                                       Chief Financial Officer

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q

                                  EXHIBIT INDEX


Exhibit No                 Description
----------                 -----------

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002