Form 10-K
period 2003-12-31
MADDEN STEVEN LTD
filed 2004-03-12
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003       Commission File Number 0-23702

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

           Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0001 per share
                         Preferred Stock Purchase Rights

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

     The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the registrant) as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $281,283,263 (based on the closing sale price of the registrant's common stock on that date as reported on The Nasdaq National Market).

     The number of outstanding shares of the registrant's common stock as of March 9, 2004 was 13,323,905 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED FOR MAY 21, 2004.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1       BUSINESS..........................................................1
ITEM 2       PROPERTIES........................................................8
ITEM 3       LEGAL PROCEEDINGS.................................................9
ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............10


                                     PART II

ITEM 5       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS........................ ...................10
ITEM 6       SELECTED FINANCIAL DATA..........................................12
ITEM 7       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS......................................13
ITEM 7A      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......24
ITEM 8       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................24
ITEM 9       CHANGES IN AND DISAGREEMENTs WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................24
ITEM 9A      CONTROLS AND PROCEDURES..........................................24


                                    PART III

ITEM 10      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............25
ITEM 11      EXECUTIVE COMPENSATION...........................................25
ITEM 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT and Related Stockholder Matters.....................25
ITEM 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................25
ITEM 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................25


                                     PART IV

ITEM 15      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K......................................................25

ITEM 1    BUSINESS

     Steven Madden, Ltd. (together with its subsidiaries, the "Company") designs, sources, markets and sells fashion-forward footwear brands for women, men and children. The Company distributes products through its retail stores, its e-commerce website, department and specialty stores throughout the United States and Canada and through special distribution arrangements in Europe and in Central and South America. The Company's product line includes core products, which are sold year-round, complemented by a broad range of updated styles which are designed to establish or capitalize on market trends.

     The Company's business is comprised of three (3) distinct segments (wholesale, retail and private label). The wholesale division includes seven (7) brands: Steve Madden(R), Steven(R), l.e.i.(R), Candie's(R), Stevies(R), Unionbay(R) and the Steve Madden Mens brand. Steven Madden Retail, Inc., the Company's wholly-owned retail subsidiary, operates Steve Madden, Steven and Shoe Biz retail stores as well as the Company's outlet store and e-commerce website. The Company's wholly-owned private label subsidiary, Adesso-Madden, Inc., designs and sources footwear products under private labels for many of the country's large mass merchandisers. The Company also licenses its Steve Madden(R) trademark for several accessory and apparel categories.

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

     The Company maintains its principal executive offices at 52-16 Barnett Avenue, Long Island City, NY 11104, telephone number (718) 446-1800.

     The Company's website is http://www.stevemadden.com. This website primarily operates as an internet store where the Company's customers can purchase numerous styles of the Company's Steve Madden and Steve Madden Mens footwear products. At this time, the Company's Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are not made available on the Company's website because the website is not equipped to make such filings available. The Company is looking into alternatives which will enable it to make such filings available on its website. The Company will provide paper copies of such filings free of charge upon request.

     Wholesale Divisions

     Madden Women's Wholesale

     The Steve Madden(R) Women's Wholesale Division ("Madden Women's Wholesale") designs, produces, sources, sells and markets the Company's Steve Madden(R) brand to major department stores, better specialty stores, and shoe stores throughout the United States. The Steve Madden(R) product line has become a leading footwear brand in the fashion conscious junior marketplace. To serve its customers (primarily women ages 16 to 25), Madden Women's Wholesale creates and markets fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at affordable prices.

     As the Company's largest division, Madden Women's Wholesale accounted for $109,285,000 of net sales in 2003, or approximately 34% of the Company's total sales. Many newly created styles of Madden Women's Wholesale are test marketed at the Company's retail stores. Within a few days, the Company can determine if the test product appeals to customers. This enables the Company to use its flexible sourcing model to rapidly respond to changing preferences which the Company believes is essential for success in the fashion footwear marketplace.

     l.e.i.(R) - Wholesale Division

     Pursuant to the Company's license agreement with Jones Investment Company, Inc., the Company has the right to use the l.e.i.(R) trademark in connection with the sale and marketing of footwear. The l.e.i.(R) trademark is well known for jeanswear in the junior marketplace sold nationally through department and specialty stores. The Company's l.e.i.(R) footwear products are targeted to attract girls and young women ages 6 to 20 years old, a majority of which are younger than the typical Steve Madden(R) brand customer. The l.e.i. Wholesale Division generated net sales of $60,623,000 for the year ended December 31, 2003, or approximately 19% of the Company's total revenues.

     Madden Men's Wholesale

     The Steve Madden Men's Wholesale Division ("Madden Men's Wholesale") markets a full collection of directional young men's shoes through major department stores, better specialty stores and independent shoe stores throughout the United States. Price points range from $70 to $100 at retail, targeted at men ages 18 to 44 years old.

     Madden Men's Wholesale accounted for $34,881,000 of net sales in 2003, or approximately 11% of the Company's total sales. Madden Men's Wholesale, which is primarily produced in China, maintains open stock inventory positions in select patterns to serve the replenishment programs of its wholesale customers.

     Candie's Footwear

     On May 12, 2003 the Company entered into a long-term license agreement with Candie's, Inc. to design, manufacture, and distribute Candie's(R) branded footwear for women and children worldwide through the Company's Candie's(R) division. The Candie's(R) footwear line has been an important resource for fashion and casual footwear primarily for young women and girls for over two decades. The Candie's(R) division, which began shipping product in the fourth quarter of 2003, generated net sales of $938,000 for the year ended December 31, 2003.

     Diva Acquisition Corp. - Steven(R) Wholesale Division

     Diva Acquisition Corp. ("Steven") designs and markets women's fashion footwear under the "Steven(R)" trademark through major department and better footwear specialty stores and one (1) Company owned retail shoe store located in New York, New York. Priced a tier above the Steve Madden(R) brand, Steven's products are designed to appeal principally to fashion conscious women, ages 26 to 45, who shop at department stores and footwear boutiques. The Company recorded wholesale sales from the Steven(R) brand of $12,519,000 for the year ended December 31, 2003, or approximately 4% of the Company's total net sales.

     Stevies Inc. - Wholesale Division

     The Company's Stevies Wholesale Division ("Stevies Wholesale") generated net sales of $10,120,000 for the year ended December 31, 2003, or approximately 3% of the Company's total net sales. Stevies(R) products are marketed through department stores such as May Department Stores, Belk, Limited Too, as well as independent children's stores throughout the country.

     Unionbay Men's Footwear

     On January 7, 2003, the Company entered into a long-term license with Seattle Pacific Industries, Inc., under which the Company has the right to use the Unionbay(R) trademark in connection with the sale and marketing of footwear for men and boys. Unionbay(R) is known for casual apparel in the young men, junior and children's marketplace and is distributed nationally through department and specialty stores. The Unionbay(R) division, which began shipping product in the third quarter of 2003, generated net sales of $320,000 for the year ended December 31, 2003.

     Steven Madden Retail, Inc. - Retail Division

     As of December 31, 2003, the Company owned and operated seventy-six (76) retail shoe stores under the Steve Madden(R) name, one (1) under the Steven(R) name, five (5) outlet stores and one (1) Internet store (through the www.stevemadden.com website). In 2003, the Company opened six (6) new stores and closed three (3) under-performing stores. Most of the Steve Madden stores are located in major shopping malls in Arizona, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts,

Michigan, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Puerto Rico, Rhode Island, Texas, Virginia and Wisconsin. The retail stores generated annual sales in excess of $644 per square foot. Sales are primarily from the sale of the Company's Steve Madden(R) product line. Comparative store sales decreased 4% in 2003 compared to 2002 while growth in sales was generated by new stores. Total sales for the retail division were $95,518,000 for 2003. Sales from the retail division for the year ended December 31, 2003 were approximately 29% of the Company's net sales.

     The Company believes that the retail division will continue to enhance overall sales and profits of the Company while building equity in the Steve Madden brand. The Company plans to add eight to ten (8-10) new retail stores during 2004. The expansion of the retail division enables the Company to test and react to new products and classifications which, in turn, strengthens the product development efforts of the Steve Madden wholesale division.

     The Adesso-Madden, Inc. - Private Label Division

     In September 1995, the Company incorporated Adesso-Madden, Inc. as a wholly owned subsidiary ("A-M"). A-M was formed to serve as a buying agent to mass market merchandisers, shoe store chains and other value-priced retailers in connection with their procurement of private label shoes. As a buying agent, A-M arranges for shoe manufacturers to produce private label shoes to the specifications of its clients. The Company believes that by operating in the private label, mass merchandising market, the Company is able to maximize additional non-branded sales opportunities. This leverages the Company's overall sourcing and design capabilities. Currently, this division serves as a buying agent for the procurement of women's, men's and children's footwear for large retailers including Sears, Payless, Wal-Mart and Target. A-M receives buying agent's commissions from its clients. The private label division generated commission income of $5,056,000 for the year ended December 31, 2003.

     Licensing

     As of December 31, 2003, the Company licensed its Steve Madden trademark for use in connection with the manufacturing, marketing and sale of outerwear (including leather outerwear), belts, sunglasses, eyewear and hosiery. Each license agreement requires the licensee to pay to the Company a royalty based on net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising of the Steve Madden(R) brand.

     Design

     The Company has established a reputation for its creative designs, popular styles and quality products at affordable price points. The Company believes that its future success will depend in substantial part on its ability to continue to anticipate and react to changing consumer demands in a timely manner. To meet this objective, the Company has developed a unique design process that allows it to recognize and act quickly to changing consumer demands. The Company's design team works together to create designs which they believe fit the Company's image, reflect current or future trends and can be manufactured in a timely and cost-effective manner. Once the initial design is complete, a prototype is developed, which is reviewed and refined prior to the commencement of limited production. Most new Steve Madden designs are then tested in the Steve Madden(R) retail stores. Designs that prove popular are then offered to wholesale and retail distribution nationwide. The Company believes that its unique design and testing process and flexible sourcing model is a significant competitive advantage allowing the Company to mitigate the risk of the costly production and distribution of unpopular designs.

     Product Sourcing and Distribution

     The Company sources each of its product lines separately based on the individual design, styling and quality specifications of such products. The Company does not own or operate any manufacturing facility and sources its branded products through independently owned manufacturers in Brazil, China, Italy, Mexico, Spain, Taiwan and the United States. The Company has established relationships with a number of manufacturers in each country. Although the Company has not entered into any long-term manufacturing or supply contracts, the Company believes that a sufficient number of alternative sources exist for the manufacture of its products. The principal materials used in the Company's footwear are available from any number of sources, both within the United States and in foreign countries.

     The Company's design and distribution processes are intended to be flexible, allowing the Company to respond to and accommodate changing consumer demand. The Company's production staff tracks warehouse inventory on a regular basis, monitors sell-through data and incorporates input on product demand from wholesale customers. The Company can use product feedback to adjust production or manufacture new products in as little as five weeks. Constant inventory tracking allows the Company to manage inventory on a continuous flow basis with the goal of optimizing inventory turns.

     The Company distributes its products from two (2) third party distribution warehouse centers located in California and New Jersey. The Company also distributes its Internet shipments from a third party fulfillment center located in Michigan. By utilizing distribution facilities that specialize in distributing products to certain customers (wholesale accounts, Steve Madden retail stores and Internet fulfillment), the Company believes that its customers are better served.

     Customers

     The Company's customers consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately forty-one percent (41%) of its products at wholesale to department stores, including Federated Department Stores (Bloomingdale's, Bon Marche, Burdines, Macy's and Rich's), May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Lord and Taylor and Robinsons May), Dillard's, Marshall Field's and Nordstrom; and approximately forty percent (40%) to specialty stores, including Journeys, Limited Too and Mandees; and catalog retailers, including Victoria's Secret and Fingerhut. For the year ended December 31, 2003, May Department Stores and Federated Department Stores accounted for approximately fourteen percent (14%) and thirteen percent (13%) of the Company's wholesale sales, respectively.

     Distribution Channels

     The Company sells its products principally through its Company-owned retail stores, department stores, specialty shoe stores and discount stores in the United States and abroad. For the year 2003, retail stores and wholesale sales accounted for approximately twenty-nine percent (29%) and seventy-one percent (71%) of total sales, respectively. The following paragraphs describe each of these distribution channels.

     Steve Madden and Steven Retail Stores

     As of December 31, 2003, the Company operated seventy-seven (77) Company-owned retail stores (including one Internet store) under the Steve Madden(R) name and one (1) under the Steven(R) name. The Company believes that its retail stores will continue to enhance overall sales, profitability, and its ability to react to changing consumer trends. The stores are also a marketing tool which allows the Company to strengthen brand recognition and to showcase selected items from its full line of branded and licensed products. Furthermore, the retail stores provide the Company with a venue to test and introduce new products and merchandising strategies. Specifically, the Company often tests new designs at its Steve Madden(R) retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, the Company has been able to leverage sales information gathered at Steve Madden(R) retail stores to assist its wholesale accounts in order placement and inventory management.

     A typical Steve Madden(R) store is approximately 1,400 to 1,600 square feet and is located in malls and street locations which attract the highest concentration of the Company's core demographic -- style-conscious young women ages 16 to 25 years old. The Steven(R) store has a more sophisticated design and format styled to appeal to its more mature target audience. In addition to carefully analyzing mall demographics, the Company also sets profitability guidelines for each potential store site. Specifically, the Company targets sites at which the demographics fit the consumer profile, the positioning of the site is well trafficked and the projected fixed annual rent expense does not exceed a specified percentage of sales over the life of the lease. By setting these standards, the Company believes that each store will contribute to the Company's overall profits both in the near- and longer-terms.

     Outlet Stores

     Shoe Biz, Inc., a wholly owned subsidiary of the Company ("Shoe Biz"), operates five (5) outlet stores in New Jersey and New York, four (4) of which operate under the Shoe Biz name and one (1) of which operates as a Steve Madden Outlet store. Shoe Biz sells many product lines, including Steve Madden, Steven, Stevies and l.e.i.(R) footwear, at a price lower than typically charged by other "full price" retailers.

     Department Stores

     The Company currently sells to over 2,750 doors of twenty-two (22) department stores throughout the United States and Canada. The Company's major accounts include Federated Department Stores (Macy's, Bloomingdale's, Bon Marche, Burdine's and Rich's), May Department Stores (Filene's, Hecht's, Famous Barr, Foley's, Lord and Taylor and Robinsons May), Nordstrom, Dillard's and Marshall Field's.

     The Company provides merchandising support to its department store customers which includes in-store fixtures and signage, supervision of displays and merchandising of the Company's various product lines. The Company's wholesale merchandising effort includes the creation of in-store concept shops, where a broader collection of the Company's branded products are showcased. These in-store concept shops create an environment that is consistent with the Company's image and enable the retailer to display and stock a greater volume of the Company's products per square foot of retail space. In addition, these in-store concept shops encourage longer term commitment by the retailer to the Company's products and enhance consumer brand awareness.

     In addition to merchandising support, the Company's senior account executives maintain weekly communications with their accounts to guide them in placing orders and to assist them in managing inventory, assortment and retail sales. The Company leverages its sell-through data gathered at its retail stores to assist department stores in allocating their open-to-buy dollars to the most popular styles in the product line and to phase out styles with weaker sell-throughs.

     Specialty Stores/Catalog Sales

     The Company currently sells to specialty store locations throughout the United States and Canada. The Company's major specialty store accounts include Journeys, Limited Too and Mandees. The Company offers its specialty store accounts the same merchandising, sell-through and inventory tracking support offered to its department store accounts. Sales of the Company's products are also made through various catalogs, such as Victoria's Secret.

     Internet Sales

     The Company operates one (1) Internet website: www.stevemadden.com. Customers can purchase numerous styles of the Company's Steve Madden, Steven and Steve Madden Mens footwear, accessory and clothing products. Sales derived from the Company's Internet store increased 8% to $5,200,000 in 2003 from $4,800,000 in 2002.

     Distribution Agreements

     In June 2002, the Company and Dabsan International, S.A. ("Dabsan") entered into an agreement whereby the Company granted Dabsan the exclusive right to sell Steve Madden products in certain Central and South American countries and the right to develop Steve Madden retail stores in certain Central and South American countries. Under the terms of the agreement, Dabsan is required to open two (2) Steve Madden stores by October 31, 2004 and is also required to purchase certain minimum amounts of Steve Madden shoes.

     In February 2003, the Company and F.E.E.T. sas ("FEET") entered into a distribution and license agreement whereby the Company granted FEET the exclusive right to sell Steve Madden products in certain European countries with a provision that expands the territory covered to include certain additional European countries and in North Africa. Under the terms of the agreement, FEET is required to purchase certain minimum amounts of Steve Madden shoes.

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

     Marketing and Sales

     Prior to 1997, the Company's marketing plans relied heavily on its few Steve Madden(R) retail store locations and word-of-mouth referrals. In 1998, the Company focused on creating a more integrated brand building program to establish Steve Madden as the leading designer of fashion footwear for style-conscious young women. As a result, the Company developed a national advertising campaign for lifestyle and fashion magazines which was also used in regional marketing programs such as radio advertisements, television commercials, outdoor media, college event sponsorship and live online chat forums. The Company also continues to promote its website (www.stevemadden.com) where consumers can purchase Steve Madden(R), Steven and Steve Madden Mens products and interact with both the Company and other customers.

     The Company commenced a marketing campaign for the Stevies brand with separate marketing, advertising, promotional events and in-store displays targeting the Stevies customer. As for Steve Madden Mens, the Company supported the brand's roll-out with strategic marketing and advertising initiatives.

     In order to service its wholesale accounts, the Company retains a sales force of eighteen independent sales representatives. These sales representatives work on a commission basis and are responsible for placing the Company's products with its principal customers, including department and specialty stores. The sales representatives are supported by the Company's senior executives, a staff of fifteen account executives, one merchandise coordinator and twenty-seven customer service representatives who continually cultivate relationships with wholesale customers. This group of professionals assist accounts in merchandising and assessing customer preferences and inventory requirements, which ultimately serves to increase sales and profitability.

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

     Trademarks and Service Marks

     The STEVE MADDEN and STEVE MADDEN plus Design trademarks and service marks have been registered in numerous International Classes (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 9 for eyewear; Int'l Cl. 14 for jewelry; Int'l Cl. 3 for cosmetics and fragrances; Int'l Cl. 20 for picture frames and furniture; Int'l Cl. 16 for paper goods; Int'l Cl. 24 for bedding; and Int'l Cl. 35 for retail store services) in the United States. The Company also has trademark registrations in the United States for the marks EYESHADOWS BY STEVE MADDEN (Int'l Cl. 9 for eyewear), ICE TEE (Int'l Cl. 25 for clothing and footwear), SOHO COBBLER (Int'l. Cl. 9 for eyewear; and Int'l Cl. 25 for clothing and footwear), SHOE BIZ By STEVE MADDEN (Int'l Cl. 25 for clothing and footwear; and Int'l Cl. 35 for retail store services) and STEVEN M. (Int'l Class 25 for clothing and footwear). Additionally, the Company has several pending trademark and service mark applications in the United States for various marks, including a stylized "H" Design (Int'l Cl. 25 for clothing and footwear), TEST & REACT (Int'l Cl. 42 for services consisting of conducting market studies), STEVEN (Int'l Cl. 25 for clothing and footwear) and TORCH STRIPE (Int'l Cl. 25 for footwear). The Company also has pending trademark and service mark applications in China and the 15 cooperating countries in Europe for TORCH STRIPE (Int'l Cl. 25 for footwear).

     The Company further owns registrations for the STEVE MADDEN and STEVE MADDEN plus Design trademarks and service marks in various International Classes in Argentina, Australia, Bahrain, Brazil, Canada, Chile, China, Colombia, Hong Kong, Israel, Italy, Japan, Korea, Lebanon, Mexico, the Netherlands, Panama, Saudi Arabia, South Africa, Taiwan, the 15 cooperating countries of Europe and the Benelux countries and has pending applications for registration of the STEVE MADDEN and STEVE MADDEN plus Design trademarks and service marks in Bahrain, Belize, Costa Rica, El Salvador, Guatemala, Honduras, Korea, Kuwait, Lebanon, Malaysia, Oman, Peru, Qatar, Saudi Arabia, Turkey, the United Arab Emirates and Venezuela. Additionally, the Company owns registrations for the STEVEN trademark and service mark in various International Classes in Hong Kong, Lebanon and Japan and has pending applications for registration of the STEVEN trademark and service mark in Canada, China, Israel, Italy, Japan, Korea, Malaysia, Oman, Qatar, South Africa, Saudi Arabia, Taiwan, Thailand, Turkey, the United Arab Emirates and the United States. There can be no assurance, however, that the Company will be able to effectively obtain rights to the STEVE MADDEN mark throughout all of the countries of the world. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of the Company or that the Company will be able to successfully resolve such conflicts. The failure of the Company to protect such rights from unlawful and improper appropriation may have a material adverse effect on the Company's business and financial condition.

     Additionally, the Company, through its Diva Acquisition Corp. subsidiary, owns registrations for the DAVID AARON trademark and service mark in various International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 18 for leather goods, such as handbags and wallets; and Int'l Cl. 35 for retail store services), Australia, Canada, Hong Kong, Japan, South Africa and the 15 cooperating countries in Europe and for its D. AARON trademark in Spain. Also, the Company own registrations for the DAVID AARON trademark in International Class 3 for perfume and cosmetics; International Class 9 for eyewear; International Class 14 for jewelry; International Class 16 for paper goods; International Class 18 for bags; International Class 24 for bed and bath products; International Class 25 for clothing and footwear and International Class 26 hair accessories in Korea. The Company believes that the DAVID AARON trademark has a significant value and is important to the marketing of the Company's products.

     The Company, through its Stevies, Inc. subsidiary, also owns various registrations for the STEVIES and STEVIES plus Design trademark and service mark in a number of International Classes in the United States (Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 9 for eyewear; International Class 35 for retail store services and, International Class 26 for hair accessories) and for its STEVIES plus Design mark for various goods in Argentina, Bahrain, China, Hong Kong, Israel, Japan, Korea, Lebanon, Mexico, Taiwan and the 15 cooperating countries in Europe. Additionally Stevies, Inc. has several pending trademark and service mark applications for registration of the STEVIES and STEVIES plus Design marks in various International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 14 for jewelry; Int'l Cl. 28 for toys; Int'l Cl. 26 for hair accessories; International Class 16 for paper goods; International Class 3 for perfume and cosmetics and, International Class 9 for CDs and eyewear) and in Brazil, Canada, Colombia, Indonesia, Kuwait, Malaysia, Mexico, Oman, Panama, Peru, Qatar, Saudi Arabia, South Africa, Thailand, Turkey, the United Arab Emirates and Venezuela. Finally, Stevies, Inc. also owns several pending trademark and service mark applications for registration of the STEVIES BY STEVE MADDEN mark in various International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 14 for jewelry; Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 16 for paper goods; Int'l Cl. 3 for cosmetics and fragrances; Int'l Cl. 9 for eyewear; Int'l Cl. 26 for hair accessories; Int'l Cl. 28 for toys; and Int'l Cl. 35 for retail store services).

     Employees

     On March 4, 2004, the Company employed approximately 1,150 employees, of whom approximately 500 work on a full-time basis and approximately 650 work on a part-time basis. The management of the Company considers relations with its employees to be good.


ITEM 2    PROPERTIES

     The Company maintains approximately 33,000 square feet for its executive offices and sample production facilities at 52-16 Barnett Avenue, Long Island City, NY 11104. The lease for the Company's headquarters expires on June 30, 2008.

     The Company's showroom is located at 1370 Avenue of the Americas, New York, NY. All of the Company's brands are displayed for sale from this 3,762 square foot space. The lease for the Company's showroom expires on February 28, 2013.

     The Company also maintains a 1,080 square foot showroom located at 2300 Stemmons Freeway, Dallas, Texas. The lease for this showroom expires on September 30, 2004.

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

     The current terms of the Company's retail store leases expire as follows:

                 Years Lease Terms Expire           Number of Stores
                 ------------------------           ----------------
                           2004                             2
                           2005                             4
                           2006                             2
                           2007                             6
                           2008                            12
                           2009                            10
                           2010                            11
                           2011                            15
                           2012                             9
                           2013                            11

ITEM 3    LEGAL PROCEEDINGS

     Except as set forth below, no material legal proceedings are pending to which the Company or any of its property is subject.

     Class Action

     Between June and August 2000, eight putative securities fraud class action lawsuits have been commenced in the United States District Court for the Eastern District of New York against the Company, Steven Madden and, in five of the actions, Rhonda J. Brown (the former President and a former director of the Company) and Arvind Dharia. These actions are captioned: Wilner v. Steven Madden, Ltd., et al., 00 CV 3676 (filed June 21, 2000); Connor v. Steven Madden, et al., 00 CV 3709 (filed June 22, 2000); Blumenthal v. Steven Madden, Ltd., et al., 00 CV 3709 (filed June 23, 2000); Curry v. Steven Madden, Ltd., et al., 00 CV 3766 (filed June 26, 2000); Dempster v. Steven Madden Ltd., et al., 00 CV 3702 (filed June 30, 2000); Salafia v. Steven Madden, Ltd., et al., 00 CV 4289 (filed July 24, 2000); Fahey v. Steven Madden, Ltd., et al., 00 CV 4712 (filed August 11, 2000); Process Engineering Services, Inc. v. Steven Madden, Ltd., et al., 00 CV 5002 (filed August 22, 2000). By Order dated December 8, 2000, the Court consolidated these eight actions, appointed Process Engineering, Inc., Michael Fasci and Mark and Libby Adams as lead plaintiffs and approved their selection of lead counsel. On February 26, 2001, Plaintiffs served a Consolidated Amended Complaint. On or about October 31, 2001, plaintiffs filed a Second Consolidated Amended Class Action Complaint. The pleading names the Company, Steven Madden, Rhonda J. Brown and Arvind Dharia as defendants. It principally alleges that the Company and the individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the 1934 Act by issuing false and misleading statements, and failing to disclose material adverse information, generally relating to matters arising from Mr. Madden's June 2000 indictment. The plaintiffs seek an unspecified amount of damages, costs and expenses on behalf of themselves and all other purchasers of the Company's common stock during the period June 21, 1997 through June 20, 2000. On November 30, 2001, all of the defendants served motions to dismiss the Consolidated Amended Complaint. The motions were fully briefed on January 14, 2002. Since that time, an agreement has been reached to resolve all claims in this action, subject to notices to the putative class members, a hearing and approval by the District Court. The tentative settlement is within the limits of the Company's insurance coverage.

     Shareholder Derivative Actions

     On or about September 26, 2000, a putative shareholders derivative action was commenced in the United States District Court for the Eastern District of New York, captioned Herrera v. Steven Madden and Steven Madden, Ltd., 00 CV 5803
(JG). The Company is named as a nominal defendant in the action. The complaint seeks to recover alleged damages on behalf of the Company from Mr. Madden arising from his June 2000 indictment and to require him to disgorge certain profits, bonuses and stock option grants he received. On January 3, 2001, plaintiff filed an Amended Shareholder's Derivative Complaint. On February 2, 2001, both the Company and Mr. Madden filed motions to dismiss the Amended Complaint because of plaintiff's failure to make a pre-litigation demand upon the Company's board of directors. On October 1, 2001, plaintiff filed a Second Amended Complaint. On November 2, 2001, the Company filed a motion to dismiss this pleading on grounds that plaintiff had failed to make a pre-litigation demand upon the Company's board of directors. On February 7, 2002, the Magistrate Judge filed a Report recommending that the Company's motion to dismiss be denied. The Company filed its objections to the Report on March 4, 2002. On March 22, 2002, the District Judge entered an order adopting the Magistrate Judge's report and recommendation in full. Since that time, an agreement has been reached to resolve all claims in this action, subject to such notice to the Company's shareholders (if any) as may be required by the District Court, a hearing and approval by the District Court. The Company believes, after consultation with counsel, that its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance.

     On or about November 28, 2001, a purported shareholder derivative complaint was filed in the United States District Court for the Eastern District of New York, captioned Herrera v. Karson, et al., 00 CV 7868. Named as defendants therein are the Company (as nominal defendant) and certain of the Company's present and/or former directors. The complaint alleges that the individual defendants breached their fiduciary duties to the Company in connection with a decision by the Board of Directors of the Company to enter into an employment agreement with Mr. Steven Madden in or about May 2001. The complaint seeks declaratory and other equitable relief, as well as an unspecified amount of compensatory damages, costs and expenses. On or about February 1, 2002, plaintiff filed an

Amended Shareholder Derivative Complaint (the "Amended Complaint"). The Amended Complaint contains substantially the same allegations and names the same defendants as the original complaint. Since that time, an agreement has been reached to resolve all claims in this action, subject to such notice to the Company's shareholders (if any) as may be required by the District Court, a hearing and approval by the District Court. The Company believes, after consultation with counsel, that its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance.

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


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 2003.


                                    PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's shares of common stock trade on The Nasdaq National Market. The following table sets forth the range of high and low bid quotations for the Company's Common Stock for the two year period ended December 31, 2003 as reported by The Nasdaq National Market. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                  Common Stock

                           High        Low                                 High        Low
                          ------     ------                               ------     ------
  2003                                           2002
     Quarter ended         19.35      14.83         Quarter ended          17.79      13.32
       March 31, 2003                                 March 29, 2002
     Quarter ended         22.35      15.27         Quarter ended          20.25      15.79
       June 30, 2003                                  June 28, 2002
     Quarter ended         22.34      18.76         Quarter ended          19.79      13.43
       September 30,                                  September 30,
       2003                                           2002
     Quarter ended         22.65      18.98         Quarter ended          18.85      13.59
       December 31,                                   December 31,
       2003                                           2002

     On March 10, 2004, the final quoted price as reported by The Nasdaq National Market was $19.52 for each share of common stock. As of March 2, 2004, there were 13,223,905 shares of Common Stock outstanding, held of record by 65 record holders and approximately 3,254 beneficial owners.

     Absence of Dividends. The Company did not declare or pay cash dividends during the two year period ended December 31, 2003. The Company anticipates that all of its earnings in the foreseeable future will be retained to finance the continued growth and expansion of its business and has no current intention to pay cash dividends.

     Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2003 is disclosed in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6    SELECTED FINANCIAL DATA

     The following selected financial data has been derived from the Company's audited financial statements. The Income Statement Data relating to 2003, 2002, 2001, 2000 and 1999 and the Balance Sheet Data as of December 31, 2003, 2002, 2001, 2000 and 1999 should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

                                                                  Year Ended December 31,
                                        ----------------------------------------------------------------------------
                                            2003            2002            2001            2000            1999
                                        ------------    ------------    ------------    ------------    ------------
INCOME STATEMENT DATA:
   Net sales                            $324,204,000    $326,136,000    $243,391,000    $205,113,000    $163,036,000
     Cost of sales                       198,185,000     199,453,000     143,518,000     115,495,000      94,536,000
   Gross profit                          126,019,000     126,683,000      99,873,000      89,618,000      68,500,000
     Commissions and licensing fee         7,894,000       6,603,000       5,911,000       4,847,000       3,367,000
     Operating expenses                 (100,287,000)   (100,074,000)    (79,472,000)    (68,833,000)    (52,946,000)
     Cost of loss mitigation coverage                                     (6,950,000)
   Income from operations                 33,626,000      33,212,000      19,362,000      25,632,000      18,921,000
     Interest income                       1,611,000       1,166,000       1,344,000       1,744,000         909,000
     Interest expense                        (54,000)        (16,000)        (66,000)       (102,000)        (90,000)
     Gain on sale of marketable
       securities                            136,000          66,000          71,000         230,000
   Income before provision for
     income taxes                         35,319,000      34,428,000      20,711,000      27,504,000      19,740,000
     Provision for income taxes           14,865,000      14,587,000       8,595,000      11,461,000       8,274,000
   Net Income                             20,454,000      19,841,000      12,116,000      16,043,000      11,466,000
   Basic income per share               $       1.58    $       1.58    $       1.04    $       1.42    $       1.06
   Diluted income per share             $       1.45    $       1.45    $       0.94    $       1.26    $       0.92
   Basic weighted average common
     shares outstanding                   12,985,265      12,594,861      11,617,862      11,310,130      10,831,250
   Effect of potential common shares
     from exercise of options and
     warrants                              1,153,246       1,115,018       1,330,002       1,387,244       1,634,102
   Diluted weighted average common
     shares outstanding                   14,138,511      13,709,879      12,947,864      12,697,374      12,465,352
BALANCE SHEET DATA
   Total assets                          177,870,000     150,500,000     121,862,000      91,733,000      78,135,000
   Working capital                       105,140,000      86,461,000      82,633,000      57,207,000      48,076,000
   Noncurrent liabilities                  1,828,000       1,532,000       1,313,000       1,130,000         980,000
   Stockholders' equity                  159,187,000     130,075,000     102,360,000      76,566,000      62,435,000

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

     The following table sets forth information on operations for the periods indicated:

                         Selected Financial Information
                         ------------------------------
                                   Year Ended
                                   ----------
                                   December 31
                                   -----------
                                ($ in thousands)

                                        2003               2002               2001
                                   ---------------    ---------------    ---------------
Consolidated:
-------------
Net Sales                          $324,204    100%   $326,136    100%   $243,391    100%
Cost of Sales                       198,185     61     199,453     61     143,518     59
Gross Profit                        126,019     39     126,683     39      99,873     41
Other Operating Income                7,894      2       6,603      2       5,911      3
Operating Expenses                  100,287     31     100,074     31      79,472     33
Cost of Loss Mitigation Coverage         --     --          --     --       6,950      3
Income from Operations               33,626     10      33,212     10      19,362      8
Interest and Other Income Net         1,693      1       1,216      1       1,349      1
Income Before Income Taxes           35,319     11      34,428     11      20,711      9
Net Income                           20,454      6      19,841      6      12,116      5

                         Selected Financial Information
                         ------------------------------
                                   Year Ended
                                   ----------
                                   December 31
                                   -----------
                                ($ in thousands)

                                             2003                 2002                2001
                                       ----------------     ----------------    ----------------
By Segment
WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd. (Madden Womens):
------------------------------------
Net Sales                              $ 109,285    100%    $ 108,577    100%   $  92,413    100%
Cost of Sales                             77,313     71        75,080     69       60,052     65
Gross Profit                              31,972     29        33,497     31       32,361     35
Other Operating Income                     2,827      3         1,736      2        1,462      2
Operating Expenses                        27,630     25        27,714     26       24,929     27
Cost of Loss Mitigation Coverage              --     --            --     --        6,950      8
Income from Operations                     7,169      7         7,519      7        1,944      2

l.e.i. Footwear:
----------------
Net Sales                              $  60,623    100%    $  55,665    100%   $  42,592    100%
Cost of sales                             38,016     63        35,368     64       26,859     63
Gross Profit                              22,607     37        20,297     36       15,733     37
Operating Expenses                        13,658     22        14,165     25        9,833     23
Income from Operations                     8,949     15         6,132     11        5,900     14

Madden Mens:
------------
Net Sales                              $  34,881    100%    $  45,153    100%   $  10,461    100%
Cost of sales                             22,803     65        29,022     64        6,737     64
Gross Profit                              12,078     35        16,131     36        3,724     36
Operating Expenses                         8,277     24        10,330     23        3,340     32
Income from Operations                     3,801     11         5,801     13          384      4

Candie's Footwear:
------------------
Net Sales                              $     938    100%           --     --           --     --
Cost of sales                                532     57            --     --           --     --
Gross Profit                                 406     43            --     --           --     --
Operating Expenses                           748     80            --     --           --     --
Loss from Operations                        (342)   (37)           --     --           --     --

Diva Acquisition Corp. (Steven):
--------------------------------
Net Sales                              $  12,519    100%    $  11,194    100%   $   7,454    100%
Cost of sales                              8,031     64         8,117     73        5,384     72
Gross Profit                               4,488     36         3,077     27        2,070     28
Operating Expenses                         3,360     27         2,645     23        1,796     24
Income from Operations                     1,128      9           432      4          274      4

Stevies Inc.:
-------------
Net Sales                              $  10,120    100%    $  13,664    100%   $  10,984    100%
Cost of sales                              6,611     65         8,777     64        7,014     64
Gross Profit                               3,509     35         4,887     36        3,970     36
Other Operating Income                        11      0            97      1          249      2
Operating Expenses                         2,262     22         3,205     24        2,626     24
Income from Operations                     1,258     13         1,779     13        1,593     14

                         Selected Financial Information
                         ------------------------------
                                   Year Ended
                                   ----------
                                   December 31
                                   -----------
                                ($ in thousands)

                                         2003                 2002               2001
                                    ---------------     ---------------    ---------------
By Segment (Continued)

WHOLESALE DIVISIONS (Continued)
-------------------------------

Unionbay Men's Footwear:
------------------------
Net Sales                           $    320    100%          --     --          --     --
Cost of Sales                            213     67           --     --          --     --
Gross Profit                             107     33           --     --          --     --
Operating Expenses                       481    150           --     --          --     --
Loss from Operations                    (374)  (117)          --     --          --     --

STEVEN MADDEN RETAIL INC.:
--------------------------

Net Sales                           $ 95,518    100%    $ 91,883    100%   $ 79,487    100%
Cost of Sales                         44,666     47       43,089     47      37,472     47
Gross Profit                          50,852     53       48,794     53      42,015     53
Operating Expenses                    41,719     44       39,793     43      34,992     44
Income from Operations                 9,133      9        9,001     10       7,023      9
Number of Stores                          83                  80                 73

ADESSO MADDEN INC.:
-------------------
 (FIRST COST)

Other Operating Revenue             $  5,056    100%    $  4,770    100%   $  4,200    100%
Operating Expenses                     2,152     43        2,222     47       1,956     47
Income from Operations                 2,904     57        2,548     53       2,244     53


RESULTS OF OPERATIONS
 ($ in thousands)

Year Ended December 31, 2003 vs. Year Ended December 31, 2002


     Consolidated:
     -------------

     Total net sales for the year ended December 31, 2003 decreased to $324,204 from $326,136 for the year ended December 31, 2002. The decrease was primarily due to a decline in net sales from the Madden Men's and the Stevies, Inc. Wholesale Divisions and the sustained promotional environment. The Company maintained a substantial portion of the sales and market share gains that it achieved in the prior year. During the year 2002, the Company generated a 34% growth in total net sales over the previous year. Gross profit as a percentage of sales remained the same as last year at 39%.

     Operating expenses remained virtually unchanged ($100,287 in 2003 as compared to $100,074 in 2002). Total operating expenses as a percentage of sales remained at 31% in 2003, the same as 2002. The increase in dollars resulted from the Company's opening of six additional retail stores and costs associated with the addition of

Candie's and Unionbay Wholesale Divisions as well as an increase in licensing fees paid by the Company. These increases were partially offset by various cost reductions.

     Income from operations for 2003 was $33,626, which represents an increase of $414 or 1% from $33,212 in 2002. Net income increased by 3% to $20,454 in 2003 from $19,841 in 2002. The increase in net income primarily resulted from the increase in interest and other income.

     Wholesale Divisions:
     --------------------

     Steven Madden Ltd. (Madden Womens, l.e.i., Madden Mens and Candie's Footwear):

     Sales from the Madden Womens Wholesale Division ("Madden Womens") accounted for $109,285 or 34%, and $108,577 or 33%, of total sales in 2003 and 2002, respectively. The increase in sales was driven by first quarter sales of key styles including the Hi-Jo boot and wood bottom sandals. Gross profit as a percentage of sales decreased to 29% in 2003 from 31% in 2002 primarily due to the fourth quarter closeout of slower moving styles and the support to our wholesale customers' initiatives to clear products at retail. Operating expenses decreased to $27,630 in 2003 from $27,714 in 2002. Income from operations for Madden Womens was $7,169 in 2003 compared to $7,519 in 2002.

     Sales from the l.e.i. Footwear Wholesale Division ("l.e.i.") accounted for $60,623 or 19%, and $55,665 or 17%, of total sales in 2003 and 2002, respectively. The increase in sales was principally due to additional doors with retailers, such as Kohl's and the Saks Group. Gross profit as a percentage of sales increased to 37% in 2003 from 36% in 2002 primarily due to changes in product mix and improved inventory management. Operating expenses decreased to $13,658 in 2003 from $14,165 in 2002 due to the Company successfully leveraging its infrastructure while continuing to grow its business. Income from operations for l.e.i. was $8,949 in 2003 compared to $6,132 in 2002.

     Sales from the Madden Mens Wholesale Division ("Madden Mens") accounted for $34,881 or 11%, and $45,153 or 14%, of total sales in 2003 and 2002, respectively. The sales decrease resulted from two primary factors. First, the downturn in sell-throughs at retail in the young men's fashion casual and sports casual business created substantial inventory and margin challenges. Second, there was a strong downturn in the casual business, the largest category of Madden Mens, as consumer demand and trends shifted more toward dressy and dress casual classifications. Gross profit as a percentage of sales decreased to 35% in 2003 from 36% in 2002 primarily due to an increase in markdown allowances caused by higher levels of promotional activities at retail. Operating expenses decreased to $8,277 in 2003 from $10,330 in 2002, due to decreases in selling and related expenses. Income from operations for Madden Mens was $3,801 in 2003 compared to $5,801 in 2002.

     Candie's Footwear, which began shipping for the first time in the fourth quarter of 2003, generated net sales of $938. The line was well received by both retailers and consumers and the Company anticipates that the brand will continue to infiltrate the market place during 2004.

     Diva Acquisition Corp. ("Steven"):

     Sales from Steven accounted for $12,519 or 4%, and $11,194 or 3%, of total sales in 2003 and 2002, respectively. The increase in sales was principally due to the addition of new retail doors, including Dillards and Macy's West. Gross profit as a percentage of sales increased to 36% in 2003 from 27% in 2002, primarily the result of cost effective sourcing and improved inventory management. Operating expenses increased to $3,360 in 2003 from $2,645 in 2002 due to increases in selling, designing, marketing and advertising expenses. Income from operations for Steven was $1,128 in 2003 compared to $432 in 2002.

     Stevies Inc. ("Stevies"):

     Sales from Stevies accounted for $10,120 or 3%, and $13,664 or 4%, of total sales in 2003 and 2002, respectively. The decrease in sales was due to diminished reorder demand. Also, the decrease in sales was partly anticipated when Meldisco, the lease operator of the Federated Department Store children's departments and a division of Footstar, experienced temporary credit issues relating to its K-Mart business. This led to shipping delays and some cancellations. Gross profit as a percentage of sales decreased to 35% in 2003 from 36% in 2002, primarily due to an increase in promotional activity. Operating expenses decreased to $2,262 in 2003 from $3,205 in 2002 due to decreases in selling and selling-related expenses. Income from operations for Stevies was $1,258 in 2003 compared to $1,779 in 2002.

     Unionbay Men's Footwear ("Unionbay"):

     Unionbay Men's Footwear, the Company's new license generated net sales of $320 in the second half of 2003. The product placed consists primarily of test quantities.

     Retail Division:
     ----------------

     Sales from the Retail Division accounted for $95,518 or 29% and $91,883 or 28% of total sales in 2003 and 2002, respectively. The increase in sales was due to the increase in number of Steve Madden retail stores. During 2003, the Company opened six (6) new retail stores and closed three (3) of its under-performing stores. As of December 31, 2003, there were 83 retail stores compared to 80 retail stores as of December 31, 2002. Comparable store sales for the year ended December 31, 2003 decreased 4% over the same period of 2002. This decrease in sales was partially caused by the popularity of sneakers. These offerings were available at $49.99 and below, pressuring the higher priced casual closed shoe category. Gross profit as a percentage of sales remained at 53% in 2003, the same as in 2002. Operating expenses for the Retail Division were $41,719 in 2003 and $39,793 in 2002. This increase was due to higher costs associated with the opening of the six (6) additional stores during 2003. Income from operations for the Retail Division was $9,133 in 2003 compared to $9,001 in 2002.

     Adesso-Madden Division:
     -----------------------

     Adesso-Madden, Inc. generated commission revenues of $5,056 for the year ended December 31, 2003, which represents a 6% increase over commission revenues of $4,770 for the same period in 2002. This increase was primarily the result of growth in discount retail accounts. Income from operations for Adesso-Madden was $2,904 in 2003 compared to $2,548 in 2002.

Year Ended December 31, 2002 vs. Year Ended December 31, 2001

     Consolidated:
     -------------

     Sales for the year ended December 31, 2002 were $326,136 or 34% higher than the $243,391 for the year ended December 31, 2001. The increase in sales was due in part to a $34,692 increase in sales from Madden Mens, double-digit percentage gains in each of our other Wholesale Divisions and sales gains of $12,396 or 16% in our Retail Division. Sales gains were attributable to greater acceptance of the Company's product offerings and to an increase in the Company's brand recognition as well as the Company's opening of ten additional retail stores.

     Consolidated gross profit as a percentage of sales decreased to 39% in 2002 from 41% in 2001. The decrease was primarily due to sluggish business conditions, which required increased markdowns, selling and advertising allowances to facilitate sales in 2002 vs. 2001.

     Total operating expenses increased to $100,074 in 2002 from $79,472 in 2001. Such increase resulted from expenses related to the first full year of operations of Madden Mens, growth in other segments of business and provision for management incentives. Advertising and marketing related expenses increased to $7,451 in 2002 from $6,596 in 2001 because of the Company's increased focus in this area. Selling, design and licensing expenses also increased to $18,346 in 2002 from $12,499 in 2001 because of overall growth in sales and the Company's concentration in its design and licensing areas. Additionally, remaining operating expenses increased to $20,007 in 2002 from $16,845 primarily because the Company opened 10 additional retail stores during 2002. Also, total legal expenses in 2002 increased to $2,650 from $922 in 2001 because of incremental legal and defense costs.

     Income from operations for 2002 was $33,212, which represents an increase of $13,850 or 72% over income from operations of $19,362 in 2001. Net income increased by 64% to $19,841 in 2002 from $12,116 in 2001. The increase in income resulted from the growth in sales and absorption of overhead by the growth in business. Also contributing to the increase in net income was the fact that in 2001, the Company had a non-recurring charge in the amount of $6,950 in connection with the purchase of loss mitigation insurance coverage.

     Wholesale Divisions:
     --------------------

     Steven Madden Ltd. (Madden Womens, l.e.i. and Madden Mens):

     Sales from Madden Womens accounted for $108,577 or 33%, and $92,413 or 38%, of total sales in 2002 and 2001, respectively. The increase in sales was driven by the sales of key styles including euro casuals, open stock dress sandals and classic platform round toe boots. Gross profit as a percentage of sales decreased to 31% in 2002 from 35% in 2001 primarily due to earlier action by the division to sell off slow moving styles to create open-to-buy for new best sellers. In addition higher markdowns were taken by the division due to the general softness in the economy. Operating expenses increased to $27,714 in 2002 from $24,929 in 2001 due to increases in employee incentives and performance related expenses. Additionally, selling and designing expenses increased due to an increase in sales in 2002. Income from operations for Madden Womens was $7,519 in 2002 compared to $1,944 in 2001. Income from operations in 2001 included a pretax charge of $6,950 in connection with the purchase of a loss mitigation policy.

     Sales from l.e.i. accounted for $55,665 or 17%, and $42,592 or 17%, of total sales in 2002 and 2001, respectively. The increase in sales was principally due to the addition of new accounts with retailers including The Bon Marche, Dayton Hudson, Stage Stores and Foot Action and higher sales of key styles such as euro casual and lug bottom casuals. Gross profit as a percentage of sales decreased to 36% in 2002 from 37% in 2001 primarily due to an increase in markdown allowances caused by higher levels of promotional activities at retail and general softness in the economy in the year 2002. Operating expenses increased to $14,165 in 2002 from $9,833 in 2001 due to increased sales commission, freight out and licensing costs as well as employee incentives and performance related expenses. Income from operations for l.e.i. was $6,132 in 2002 compared to $5,900 in 2001.

     Sales from Madden Mens, which commenced shipping in the first quarter of 2001, accounted for $45,153 or 14%, and $10,461 or 4%, of total sales in 2002 and 2001, respectively. The sales increase resulted from doubling the number of Madden Mens doors and wider acceptance of Madden Mens products throughout the department store distribution channels. Sales were driven by key styles including euro casual and the sport-active look. Gross profit as a percentage of sales remained at 36% in 2002, the same as 2001. Operating expenses increased to $10,330 in 2002 from $3,340 in 2001 due to increases in payroll and other payroll-related expenses, which were due to growth in the business, and the fact that year 2002 was the first full year of operation for this product line. Additionally, selling and designing expenses increased due to the increase in sales in 2002. Madden Mens income from operations increased to $5,801 in 2002 compared to $384 in 2001.

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

     Retail Division:
     ----------------

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

     Adesso-Madden Division:
     -----------------------

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

LICENSE AGREEMENTS

     Revenues from licensing increased to $2,838 in 2003 from $1,833 in 2002. Revenue from the license product increased resulting in higher royalty income. As of December 31, 2003, the Company had six license partners covering six product categories of its Steve Madden brand. The product categories include handbags, hosiery, sunglasses, eyewear, belts and outerwear.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $105,140 at December 31, 2003 compared to $86,461 of working capital at December 31, 2002, representing an increase of $18,679. The Company's 2003 net income was the primary contributor to the increase in working capital. The Company believes that based upon its financial position and available cash and marketable securities, it will meet all of its financial commitments and operating needs for at least the next twelve months.

     Under the terms of a factoring agreement with Capital Factors, Inc., the Company is eligible to draw down 80% of its invoiced receivables at an interest rate of two points below the Prime Rate (as defined in such agreement). The agreement with Capital Factors expires December 31, 2004. Capital Factors maintains a lien on all of the Company's inventory and receivables and assumes the credit risk for all assigned accounts approved by them. Under the agreement, the Company has a credit line of $15 million dollars. The Company did not use any portion of the credit line during 2003.

     As of December 31, 2003 the Company had invested approximately $32,659 in marketable securities consisting of corporate bonds, U.S. Treasury notes and government asset-backed securities.

OPERATING ACTIVITIES

     During the year ended December 31, 2003, net cash provided by operating activities was $7,903. Uses of cash was caused primarily by an increase in factored accounts receivable of $6,583, an increase in prepaid expenses, prepaid taxes, deposits and others of $5,535 and a decrease in accrued incentive compensation of $2,234. In addition, inventory increased by $4,413 principally due to the early receipt of spring 2004 merchandise. Sources of cash were provided principally by net income of $20,454.

     At December 31, 2003, the Company had un-negotiated open letters of credit for the purchase of imported merchandise of approximately $7,458.

     The Company has an employment agreement with Steve Madden, its Creative and Design Chief, which provides for an annual salary of $700,000 through June 30, 2011. The agreement also provides for an annual performance bonus, an annual option grant at exercise prices equal to the market price on the date of grant and a non-accountable expense allowance.

     The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $1,818 in 2004, $1,060 in 2005 and $234 in 2006. In addition, such employment agreements provide for incentive compensation based on various performance criteria as well as other benefits.

     Significant portions of the Company's products are produced at overseas locations, the majority of which are located in Brazil, China, Italy and Spain. The Company has not entered into any long-term manufacturing or supply contracts with any of these foreign companies. The Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products. In addition, the Company currently makes approximately ninety-seven percent (97%) of its purchases in U.S. dollars.

INVESTING ACTIVITIES

     During the year ended December 31, 2003, the Company invested $47,059 in marketable securities and received $36,785 from maturities and sales of securities. In addition, the Company incurred capital expenditures of $6,061 principally for leasehold improvements to its corporate office space, the addition of six (6) new stores and computer systems upgrades.

FINANCING ACTIVITIES

     During the year ended December 31, 2003, the Company received $4,805 in connection with the exercise of stock options.

INFLATION

     The Company does not believe that the relatively low rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on sales, expenses or profitability.

CONTRACTUAL OBLIGATIONS

     The Company's contractual obligations as of December 31, 2003 were as follows:

                                                           ------------------------------------------------------

                                                                     Payment due by period (in thousands)
-----------------------------------------------------------------------------------------------------------------

                                                                        Less than     1-3      3-5     More than
                   Contractual Obligations                      Total     1 year     years    years     5 years
-----------------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations                                     $     0   $     0   $     0   $     0    $     0
-----------------------------------------------------------------------------------------------------------------

Capital Lease Obligations                                            1         1         0         0          0
-----------------------------------------------------------------------------------------------------------------

Operating Lease Obligations                                     61,259     9,386    18,406    16,015     17,452
-----------------------------------------------------------------------------------------------------------------

Purchase Obligations                                             7,458     7,458         0         0          0
-----------------------------------------------------------------------------------------------------------------

Other Long-Term Liabilities (future minimum royalty payments)   23,030       240     9,490     8,750      4,550
-----------------------------------------------------------------------------------------------------------------

Total                                                          $91,748   $17,085   $27,896   $24,765    $22,002
-----------------------------------------------------------------------------------------------------------------

OTHER CONSIDERATIONS

     Fashion Industry Risks: The success of the Company will depend in significant part upon its ability to anticipate and respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that the Company's products will correspond to the changes in taste and demand or that the Company will be able to successfully market products that respond to such trends. If the Company misjudges the market for its products, it may be faced with significant excess inventories for some products and missed opportunities with others. In addition, misjudgments in merchandise selection could adversely affect the Company's image with its customers resulting in lower sales and increased markdown allowances for customers which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The industry in which the Company operates is cyclical, with purchases tending to decline during recessionary periods when disposable income is low. Purchases of contemporary shoes and accessories tend to decline during recessionary periods and also may decline at other times. While the Company has fared well in recent years in a difficult retail environment, there can be no assurance that the Company will be able to return to its historical rate of growth in revenues and earnings, or remain profitable in the future. A recession in the national or regional economies or uncertainties regarding future economic prospects, among other things, could affect consumer-spending habits and have a material adverse effect on the Company's business, financial condition and results of operations.

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

During the year ended December 31, 2003, approximately 85% of the Company's products were purchased from sources outside the United States, primarily from China, Brazil, Italy and Spain.

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

     Intense Industry Competition: The fashion footwear industry is highly competitive and barriers to entry are low. The Company's competitors include specialty companies as well as companies with diversified product lines. The recent market growth in the sales of fashionable footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Diesel, Kenneth Cole, Nine West, DKNY, Skechers, Nike and Guess, may have significantly greater financial and other resources than the Company and there can be no assurance that the Company will be able to compete successfully with other fashion footwear companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes effective advertising and marketing, branding of the Steve Madden name, fashionable styling, high quality and value are the most important competitive factors and plans to continually employ these elements as it develops its products. The Company's inability to effectively advertise and market its products could have a material adverse effect on the Company's business, financial condition and results of operations.

     Expansion of Retail Business: The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), Stevies, Steven, Steve Madden Mens, l.e.i.(R) , Unionbay(R) and Candie's(R) brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. During the year ended December 31, 2003 the Company opened six
(6) Steve Madden retail stores and has plans to open approximately eight to ten (8-10) additional stores in the year 2004. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results can be maintained or will increase in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

     The Company's operations have increased and will continue to increase demand on the Company's managerial, operational and administrative resources. The Company has recently invested significant resources in, among other things, its management information systems and hiring and training new personnel. However, in order to manage currently anticipated levels of future demand, the Company may be required to, among other things, expand its distribution facilities, establish relationships with new manufacturers to produce its products, and continue to expand and improve its financial, management and operating systems. There can be no assurance that the Company will be able to manage future growth effectively and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Trademark and Service Mark Protection: The Company believes that its trademarks and service marks and other proprietary rights are important to its success and its competitive position. Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks on a worldwide basis. Nevertheless, there can be no assurance that the actions taken by the Company to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company's products on the basis that they violate the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of the Company or that the Company will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The failure of the Company to establish and then protect such proprietary rights from unlawful and improper utilization could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Outstanding Options: As of March 4, 2004 the Company had outstanding options to purchase an aggregate of approximately 2,274,475 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the market price of the Company's stock is significantly higher than the exercise price of the options. Further, while its options are outstanding, they may adversely affect the terms on which the Company could obtain additional capital, if required.

     Economic and Political Risks: The present economic condition in the United States and concern about uncertainties could significantly reduce the disposable income available to the Company's customers for the purchase of our products. In addition, current unstable political conditions, including the potential or actual conflicts in Iraq, North Korea or elsewhere, or the continuation or escalation of terrorism, could have an adverse effect on the Company's business, financial condition and results of operations.


ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates primarily based on the prime rate. An analysis of the Company's credit agreement with Capital Factors, Inc. can be found in Note C. "Due From Factor" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. On December 31, 2003 and December 31, 2002, there were no direct borrowings outstanding under the credit agreement.

     As of December 31, 2003, the Company had investments in marketable securities valued at $32,659, which consists principally of federal and state obligations. These obligations have various maturities through December 2008. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. The Company currently has the ability to hold these investments until maturity. Should there be a significant increase in interest rates, the value of these investments would be negatively affected unless they were held to maturity. In addition, any further decline in interest rates would reduce the Company's interest income.


ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See financial statements following Item 15 of this Annual Report on Form 10-K.


ITEM 9 CHANGES IN AND DISAGREEMENTs WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A   CONTROLS AND PROCEDURES

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the fiscal year covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the fiscal year covered by this annual report. As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting to determine whether any changes occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of 2003.

                                    PART III


ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The other information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 11   EXECUTIVE COMPENSATION

     The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.


                                    PART IV


ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements
The following consolidated financial statements of Steven Madden, Ltd. and subsidiaries are included in Item 8:

STEVEN MADDEN, LTD. AND SUBSIDIARIES




Contents

                                                                            Page
                                                                            ----

Consolidated Financial Statements

     Independent auditors' report                                           F-2

     Balance sheets as of December 31, 2003 and 2002                        F-3

     Statements of income for the years ended December 31, 2003, 2002
     and 2001                                                               F-4

     Statements of changes in stockholders' equity for the years
     ended December 31, 2003, 2002 and 2001                                 F-5

     Statements of cash flows for the years ended December 31,
     2003, 2002 and 2001                                                    F-7

     Notes to financial statements                                          F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Steven Madden, Ltd.
New York, New York

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



Eisner LLP

New York, New York
February 10, 2004

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                                        December 31,
                                                                               ------------------------------
                                                                                   2003             2002
                                                                               -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  53,073,000    $  56,713,000
   Accounts receivable - net of allowances of $452,000 and $497,000                4,281,000        3,039,000
   Due from factor - net of allowances of $1,926,000 and $1,718,000               28,748,000       22,373,000
   Inventories                                                                    23,858,000       19,445,000
   Marketable securities - available for sale                                      3,229,000          500,000
   Prepaid expenses and other current assets                                       2,844,000        1,651,000
   Prepaid taxes                                                                   4,270,000
   Deferred taxes                                                                  1,692,000        1,633,000
                                                                               -------------    -------------

        Total current assets                                                     121,995,000      105,354,000

Property and equipment, net                                                       18,391,000       17,073,000
Deferred taxes                                                                     5,618,000        3,699,000
Deposits and other                                                                   370,000          298,000
Marketable securities - available for sale                                        29,430,000       22,010,000
Cost in excess of fair value of net assets acquired - net of accumulated
   amortization of $714,000                                                        2,066,000        2,066,000
                                                                               -------------    -------------

                                                                               $ 177,870,000    $ 150,500,000
                                                                               =============    =============

LIABILITIES
Current liabilities:
   Capital lease obligations                                                   $       1,000    $      14,000
   Accounts payable                                                               11,087,000        9,044,000
   Accrued expenses                                                                5,300,000        7,134,000
   Accrued incentive compensation                                                    467,000        2,701,000
                                                                               -------------    -------------

        Total current liabilities                                                 16,855,000       18,893,000

Deferred rent                                                                      1,828,000        1,532,000
                                                                               -------------    -------------

                                                                                  18,683,000       20,425,000
                                                                               -------------    -------------

Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000,000 shares authorized; none issued
   Series A Junior Participating preferred stock - $.0001 par value, 60,000 shares authorized; none issued
Common stock - $.0001 par value, 60,000,000 shares authorized, 14,459,109 and 14,016,059 shares issued, 13,213,905 and 12,770,855 shares
   outstanding at December 31, 2003 and 2002, respectively                             1,000            1,000
Additional paid-in capital                                                        79,136,000       70,683,000
Retained earnings                                                                 91,176,000       70,722,000
Unearned compensation                                                             (3,008,000)      (3,476,000)
Other comprehensive gain (loss):
   Unrealized (loss) gain on marketable securities (net of taxes)                   (127,000)         136,000
Treasury stock - 1,245,204 shares at cost                                         (7,991,000)      (7,991,000)
                                                                               -------------    -------------

                                                                                 159,187,000      130,075,000
                                                                               -------------    -------------

                                                                               $ 177,870,000    $ 150,500,000
                                                                               =============    =============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

                                                                   Year Ended December 31,
                                                      -----------------------------------------------
                                                          2003             2002             2001
                                                      -------------    -------------    -------------
Net sales:
   Wholesale                                          $ 228,686,000    $ 234,253,000    $ 163,904,000
   Retail                                                95,518,000       91,883,000       79,487,000
                                                      -------------    -------------    -------------

                                                        324,204,000      326,136,000      243,391,000
                                                      -------------    -------------    -------------

Cost of sales:
   Wholesale                                            153,519,000      156,364,000      106,046,000
   Retail                                                44,666,000       43,089,000       37,472,000
                                                      -------------    -------------    -------------

                                                        198,185,000      199,453,000      143,518,000
                                                      -------------    -------------    -------------

Gross profit                                            126,019,000      126,683,000       99,873,000
Commission and licensing fee income                       7,894,000        6,603,000        5,911,000
Operating expenses                                     (100,287,000)    (100,074,000)     (79,472,000)
Cost of loss mitigation coverage                                                           (6,950,000)
                                                      -------------    -------------    -------------

Income before other income (expenses) and provision
   for income taxes                                      33,626,000       33,212,000       19,362,000

Other income (expenses):
   Interest income                                        1,611,000        1,166,000        1,344,000
   Interest expense                                         (54,000)         (16,000)         (66,000)
   Gain on sale of marketable securities                    136,000           66,000           71,000
                                                      -------------    -------------    -------------

Income before provision for income taxes                 35,319,000       34,428,000       20,711,000
Provision for income taxes                               14,865,000       14,587,000        8,595,000
                                                      -------------    -------------    -------------

Net income                                            $  20,454,000    $  19,841,000    $  12,116,000
                                                      =============    =============    =============

Basic income per share                                $        1.58    $        1.58    $        1.04
                                                      =============    =============    =============

Diluted income per share                              $        1.45    $        1.45    $        0.94
                                                      =============    =============    =============

Basic weighted average common shares outstanding         12,985,265       12,594,861       11,617,862
Effect of dilutive securities - options                   1,153,246        1,115,018        1,330,002
                                                      -------------    -------------    -------------


Diluted weighted average common shares outstanding       14,138,511       13,709,879       12,947,864
                                                      =============    =============    =============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

                                             Common Stock           Additional
                                        -------------------------     Paid-in      Retained       Unearned
                                           Shares        Amount       Capital      Earnings     Compensation
                                        -----------   -----------   -----------   -----------   -----------
Balance - December 31, 2000              12,306,684   $     1,000   $46,688,000   $38,765,000   $  (897,000)
Exercise of stock options                 1,122,336                   8,998,000
Tax benefit from exercise of options                                  2,765,000
Compensation in connection with
   issuance of stock options                                          2,004,000                    (810,000)
Compensation in connection with
   issuance of restricted stock              10,000                     188,000
Net income                                                                         12,116,000
Amortization of unearned compensation                                                               533,000
                                        -----------   -----------   -----------   -----------   -----------

Balance - December 31, 2001              13,439,020         1,000    60,643,000    50,881,000    (1,174,000)
Exercise of stock options                   567,039                   4,364,000
Tax benefit from exercise of options                                  1,146,000
Deferred compensation in connection
   with issuance of stock options and
   restricted stock                                                   3,930,000                  (3,930,000)
Compensation in connection with
   issuance of stock options                                            412,000
Compensation in connection with
   issuance of restricted stock              10,000                     188,000
Amortization of unearned compensation                                                             1,628,000
Unrealized holding gain on marketable
   securities (net of taxes)
Net income                                                                         19,841,000
Comprehensive income
                                        -----------   -----------   -----------   -----------   -----------

Balance - December 31, 2002              14,016,059         1,000    70,683,000    70,722,000    (3,476,000)
Exercise of stock options                   443,050                   4,805,000
Tax benefit from exercise of options                                  1,239,000
Deferred compensation in connection
   with issuance of stock options and
   restricted stock                                                   2,409,000                  (2,409,000)
Amortization of unearned compensation                                                             2,877,000
Unrealized holding loss on marketable
   securities (net of taxes of
   $190,000)
Net income                                                                         20,454,000
Comprehensive income
                                        -----------   -----------   -----------   -----------   -----------

Balance - December 31, 2003              14,459,109   $     1,000   $79,136,000   $91,176,000   $(3,008,000)
                                        ===========   ===========   ===========   ===========   ===========

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

                                           Accumulated
                                               Other               Treasury Stock               Total
                                           Comprehensive    -----------------------------    Stockholders'    Comprehensive
                                            Gain (Loss)        Shares          Amount           Equity           Income
                                           -------------    -------------   -------------    -------------    -------------
Balance - December 31, 2000                                     1,245,204   $  (7,991,000)   $  76,566,000
Exercise of stock options                                                                        8,998,000
Tax benefit from exercise of options                                                             2,765,000
Compensation in connection with
   issuance of stock options                                                                     1,194,000
Compensation in connection with
   issuance of restricted stock                                                                    188,000
Net income                                                                                      12,116,000
Amortization of unearned compensation                                                              533,000
                                           -------------    -------------   -------------    -------------    -------------

Balance - December 31, 2001                                     1,245,204      (7,991,000)     102,360,000
Exercise of stock options                                                                        4,364,000
Tax benefit from exercise of options                                                             1,146,000
Deferred compensation in connection
   with issuance of stock options and
   restricted stock                                                                                      0
Compensation in connection with
   issuance of stock options                                                                       412,000
Compensation in connection with
   issuance of restricted stock                                                                    188,000
Amortization of unearned compensation                                                            1,628,000
Unrealized holding gain on marketable
   securities (net of taxes)               $     136,000                                           136,000    $     136,000
Net income                                                                                      19,841,000       19,841,000
                                                                                                              -------------
Comprehensive income                                                                                          $  19,977,000
                                           -------------    -------------   -------------    -------------    =============

Balance - December 31, 2002                      136,000        1,245,204      (7,991,000)     130,075,000
Exercise of stock options                                                                        4,805,000
Tax benefit from exercise of options                                                             1,239,000
Deferred compensation in connection
   with issuance of stock options and
   restricted stock
Amortization of unearned compensation                                                            2,877,000
Unrealized holding loss on marketable
   securities (net of taxes of $190,000)        (263,000)                                         (263,000)   $    (263,000)
Net income                                                                                      20,454,000       20,454,000
                                                                                                              -------------
Comprehensive income                                                                                          $  20,191,000
                                           -------------    -------------   -------------    -------------    =============

Balance - December 31, 2003                $    (127,000)       1,245,204   $  (7,991,000)   $ 159,187,000
                                           =============    =============   =============    =============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                    Year Ended December 31,
                                                                        --------------------------------------------
                                                                            2003            2002            2001
                                                                        ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                           $ 20,454,000    $ 19,841,000    $ 12,116,000
   Adjustments to reconcile net income to net cash provided by operating activities:
        Equity-based compensation                                          2,877,000       2,228,000       1,915,000
        Depreciation and amortization                                      4,743,000       3,706,000       3,447,000
        Deferred taxes                                                    (1,978,000)     (1,090,000)       (480,000)
        Tax benefit from exercise of options                               1,239,000       1,146,000       2,765,000
        Provision for doubtful accounts and chargebacks                      163,000         571,000         219,000
        Deferred rent expense                                                296,000         233,000         225,000
        Realized gain on sale of marketable securities                      (136,000)        (66,000)        (71,000)
        Changes in:
           Accounts receivable                                            (1,196,000)     (1,207,000)        862,000
           Due from factor                                                (6,583,000)         79,000      (8,364,000)
           Inventories                                                    (4,413,000)     (3,627,000)          6,000
           Prepaid expenses, prepaid taxes, deposits and other assets     (5,535,000)      7,046,000      (7,484,000)
           Accounts payable and accrued expenses                             206,000      (1,556,000)      4,054,000
           Accrued incentive compensation                                 (2,234,000)      2,289,000         183,000
                                                                        ------------    ------------    ------------

             Net cash provided by operating activities                     7,903,000      29,593,000       9,393,000
                                                                        ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                                     (6,061,000)     (5,072,000)     (3,415,000)
   Purchases of marketable securities                                    (47,059,000)    (26,349,000)        (54,000)
   Maturity/sale of marketable securities                                 36,785,000       4,041,000         125,000
                                                                        ------------    ------------    ------------

             Net cash used in investing activities                       (16,335,000)    (27,380,000)     (3,344,000)
                                                                        ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                 4,805,000       4,364,000       8,998,000
   Payments of lease obligations                                             (13,000)        (43,000)       (127,000)
                                                                        ------------    ------------    ------------

             Net cash provided by financing activities                     4,792,000       4,321,000       8,871,000
                                                                        ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                      (3,640,000)      6,534,000      14,920,000
Cash and cash equivalents - beginning of year                             56,713,000      50,179,000      35,259,000
                                                                        ------------    ------------    ------------

Cash and cash equivalents - end of year                                 $ 53,073,000    $ 56,713,000    $ 50,179,000
                                                                        ============    ============    ============


Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                          $     54,000    $     16,000    $     66,000
      Income taxes                                                      $ 18,700,000    $  6,522,000    $ 14,389,000

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Financial Statements
December 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    Organization:

       Steven Madden, Ltd., a Delaware corporation, designs and sources women's, girl's and men's shoes, for sale through its wholesale and retail channels under the Steve Madden, Steven, Stevies, Madden Mens, Lei (under license), Candie's (under license) and Unionbay (under license) brand names. Revenue is generated predominately through the sale of the Company's brand name merchandise and certain licensed products. At December 31, 2003 and 2002, the Company operated 83 and 80 retail stores (including its website as a store), respectively. Such revenue is subject to seasonal fluctuations. See Note K for operating segment information.

[2]    Principles of consolidation:

       The consolidated financial statements include the accounts of Steven Madden, Ltd. and its wholly owned subsidiaries Steven Madden Retail, Inc., Diva Acquisition Corp., Adesso-Madden, Inc., Unionbay Men's Footwear, Inc. and Stevies, Inc. (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated.

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

[4]    Cash equivalents:

       Cash equivalents at December 31, 2003 and 2002, amounted to approximately $44,829,000 and $46,024,000, respectively, and consist of money market accounts, certificates of deposit and commercial paper. The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

[5]    Marketable securities:

       Marketable securities consist primarily of corporate bonds, U.S. treasury notes and government asset-backed securities with maturities greater than three months up to 5 years at the time of purchase. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders' equity as accumulated other comprehensive income, and are held at an investment bank in the schedule of maturities as follows:

                                                             Maturities
                                                   -------------------------------
                                                   1 Year or Less    1 to 5 Years
                                                   --------------   --------------
       Schedule of maturities:
          Municipal bonds                          $      154,000   $   14,229,000
          US Government and Federal agency bonds        2,560,000        6,507,000
          Corporate bonds (domestic)                                     6,606,000
          Corporate bonds (international)                 515,000        2,088,000
                                                   --------------   --------------

                                                   $    3,229,000   $   29,430,000
                                                   ==============   ==============

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Financial Statements
December 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

       During 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Amortization of indefinite lived intangible assets was no longer allowed under FAS 142, however these identified assets are subject to annual impairment tests. The Company has determined that such goodwill is allocable to the wholesale segment and the carrying amount of these assets is not impaired at December 31, 2003.

[9]    Net income per share:

       Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in-the-money options and the proceeds (including the amount of compensation cost, if any, attributed to future services and not yet recognized and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options) thereof were used to purchase treasury stock at the average market price during the period. For the years ended December 31, 2003 and 2002, options exercisable into approximately 100,000 and 741,000 shares of common stock, respectively, have not been included in the calculation of diluted income per share as the result would have been antidilutive.

[10]   Advertising costs:

       The Company expenses costs of print, radio and billboard advertisements as of the first date the advertisements take place. Advertising expense included in operating expenses amounted to approximately $7,666,000 in 2003, $7,451,000 in 2002 and $6,596,000 in 2001.

[11]   Fair value of financial instruments:

       The carrying value of the Company's financial instruments approximate fair value due to their short-term nature or their underlying terms. Marketable securities are carried at quoted market prices which represent fair value.

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Financial Statements
December 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[12]   Stock-based compensation:

       At December 31, 2003, the Company had various stock option plans, which are described more fully in Note D. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                         Year Ended December 31,
                                                          --------------------------------------------------
                                                               2003              2002              2001
                                                          --------------    --------------    --------------
       Reported net income                                $   20,454,000    $   19,841,000    $   12,116,000
       Stock-based employee compensation included in
          reported net income, net of tax                        412,000           932,000           935,000
       Stock-based employee compensation determined
          under the fair value based method, net of tax       (2,838,000)       (2,663,000)       (2,272,000)
                                                          --------------    --------------    --------------

       Pro forma net income                               $   18,028,000    $   18,110,000    $   10,779,000
                                                          ==============    ==============    ==============

       Basic income per share:
          As reported                                     $         1.58    $         1.58    $         1.04
          Pro forma                                       $         1.39    $         1.44    $         0.93

       Diluted income per share:
          As reported                                     $         1.45    $         1.45    $         0.94
          Pro forma                                       $         1.28    $         1.32    $         0.83

       The weighted average fair value of options granted in 2003, 2002 and 2001 was approximately $10.62, $10.60 and $9.44, respectively, using the Black-Scholes option-pricing model with the following assumptions:

                                              2003             2002              2001
                                          ------------     -------------     -------------
       Volatility                              71%              73%               75%
       Risk free interest rate            2.18% - 3.0%     2.60% - 4.15%     3.56% - 4.98%
       Expected life in years                   4                4                 4
       Dividend yield                           0                0                 0

[13]   Revenue recognition:

       Wholesale revenue is recognized upon shipment. Allowances for estimated discounts and allowances are recognized when sales are recorded. Commission revenue is recognized when title of product transfers to the customer. Retail sales are recognized when the payment is received from customers and are recorded net of returns. Licensing revenue is recognized on the basis of net sales reported by the licensees or, if greater, minimum guaranteed royalties when received.

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Financial Statements
December 31, 2003 and 2002

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

[15]   401(k) Plan:

       The Company maintains a tax-qualified, 401(k) plan which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company makes discretionary matching contributions of 25% of employees' contributions up to a maximum of 6% of employees' compensation, which vest to the employees over a period of time. Total matching contributions to the plan for 2003, 2002 and 2001 were approximately $162,000, $142,000 and
       $120,000, respectively.

[16]   Recently issued accounting standards:

       SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which was issued in May 2003, will require redeemable preferred stock to be classified, in certain circumstances, as a liability, upon adoption by a public company at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 provides that mandatorily redeemable preferred stock should be classified as a liability if it embodies an unconditional obligation requiring the issuer to redeem the shares by transferring its assets at a specified or determinable date or upon an event certain to occur. The Company does not currently have any financial instruments with these characteristics. SFAS No. 150 had no effect on the Company's results of operations and financial position.

       In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 15, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not currently have any guarantees. The adoption of the disclosure requirements of FIN 45 had no effect on its financial position or results of operations of the Company.

       In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 relates to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient capital at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under certain circumstances, an enterprise may be required to consolidate such an entity if it will absorb a majority of the entity's expected losses, receive a majority of the entity's residual returns, or both. FIN 46 became effective for variable interest entities created after January 31, 2003, and had no effect on the Company's financial position as of December 31, 2003, and its results of operations for the year then ended.

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Financial Statements
December 31, 2003 and 2002

NOTE B - PROPERTY AND EQUIPMENT

The major classes of assets and accumulated depreciation and amortization are as follows:

                                                                 December 31,
                                                        ----------------------------
                                                            2003            2002
                                                        ------------    ------------
       Leasehold improvements                           $ 22,005,000    $ 19,478,000
       Machinery and equipment                               730,000         719,000
       Furniture and fixtures                              3,885,000       3,157,000
       Computer equipment                                  4,767,000       3,959,000
       Equipment under capital lease                                         194,000
                                                        ------------    ------------

                                                          31,387,000      27,507,000
       Less accumulated depreciation and amortization    (12,996,000)    (10,434,000)
                                                        ------------    ------------

       Property and equipment - net                     $ 18,391,000    $ 17,073,000
                                                        ============    ============

NOTE C - DUE FROM FACTOR

Under the terms of its factoring agreement, as amended, the Company may request advances from the factor up to 80% of aggregate receivables purchased by the factor at an interest rate of prime minus 2%. The Company also pays a fee equal to 0.45% of the gross invoice amount of each receivable purchased. In addition, the factor charges an annual unused line fee of .25% of the average daily unused portion of the Company's $15,000,000 credit line. The Company sells and assigns a substantial portion of its receivables, principally without recourse, to the factor. At December 31, 2003 and 2002, $512,000 and $865,000 of factored receivables were sold by the Company with recourse. The factor assumes the credit risk of all assigned accounts approved by it, but maintains liens on all inventory, trade receivables (whether or not assigned) and the goods represented thereby.


NOTE D - STOCK OPTIONS

The Company established various stock option plans under which options to purchase shares of common stock may be granted to employees, directors, officers, agents, consultants and independent contractors. The plans provide that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. No incentive stock option can be granted and exercised beyond five years to a stockholder owning 10% or more of the Company's outstanding common stock. Options granted under the plans during the three years ended December 31, 2003 vest on the date of grant or up to three years from such date.

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Financial Statements
December 31, 2003 and 2002

NOTE D - STOCK OPTIONS  (CONTINUED)

The Company has several stock option plans. The 1993 Incentive Stock Option Plan, The 1995 Stock Plan, The 1996 Stock Plan and The 1997 Stock Plan provide for options to be granted to employees and directors.

The 1993 Incentive Stock Option Plan expired in 2003.

In June 1999, the Company adopted The 1999 Stock Plan which authorized the issuance of up to 400,000 shares. In May 2000, the stockholders approved an amendment to this Plan to increase the maximum number of shares to be issued under the Plan to 975,000 shares. In July 2001, the stockholders approved an amendment to this Plan to increase the maximum number of shares to be issued under the Plan to 1,600,000 shares. In May 2002, the stockholders approved a further amendment to this Plan to increase the maximum number of shares to be issued under the Plan to 2,280,000. In 2003, the stockholders approved a further amendment to this Plan to increase the maximum number of shares to be issued under the Plan to 2,920,000. Terms of the 1999 Stock Plan are not materially different from the various existing stock option plans.

Through December 31, 2003, 2,643,000 options had been granted under The 1999 Stock Plan, as amended, and as of such date 277,000 shares were available for grant.

In connection with the amended employment agreement of the former Chief Executive Officer ("CEO"), who is now the Company's Creative and Design Chief, the Company issued options to purchase 500,000 shares of its common stock. The options, which vested in August 1998, have an exercise price of $3.31 and are exercisable over 10 years expiring in March 2005. Unearned compensation was recorded in the amount of $1,345,000 which represented the difference between the exercise price and the fair value of the stock on the date of grant, and is classified as a component of stockholders' equity. The unearned compensation is being amortized over the ten-year term of the amended agreement. Accordingly, $128,000 in each year has been charged to operations for 2003, 2002 and 2001.

In connection with the Chief Operating Officer's employment agreement (the "COO Agreement"), the Company issued options to purchase 75,000 shares of its common stock. The options which vested quarterly through December 31, 2001, have an exercise price of $8.00. The market value of the stock on the date of grant was $18.80 per share. Unearned compensation was recorded in the amount of $810,000, which represented the difference between the exercise price and the fair value of the stock on the date of grant, and is classified as a component of stockholders' equity. The unearned compensation was amortized over the two-year term of the employment agreement. Accordingly, $405,000 has been charged to operations in each year 2002 and 2001. As an amendment to the COO Agreement dated July 1, 2002, the Company issued 20,000 restricted shares of its common stock, which vest quarterly through January 1, 2005. The market value of the stock on the date of grant was $18.74 per share. Unearned compensation was recorded in the amount of $375,000 and is classified as a component of stockholders' equity. The unearned compensation is being amortized over the 2 1/2-year term of the employment agreement. Accordingly, $225,000 has been charged to operations in 2003.

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Financial Statements
December 31, 2003 and 2002

NOTE D - STOCK OPTIONS  (CONTINUED)

Activity relating to stock options granted under the Company's plans and outside the plans during the three years ended December 31, 2003 is as follows:

                                       2003                       2002                       2001
                             ------------------------   ------------------------   ------------------------
                                            Weighted                   Weighted                   Weighted
                               Number       Average       Number       Average       Number       Average
                                 of         Exercise        of         Exercise        of         Exercise
                               Shares        Price        Shares        Price        Shares        Price
                             ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at January 1      2,345,000    $    10.14    2,231,000    $     7.25    2,749,000    $     6.36
Granted                         403,000         17.81      696,000         17.53      614,000         12.68
Exercised                      (443,000)        10.79     (567,000)         7.70   (1,122,000)         8.02
Cancelled                       (31,000)        11.87      (15,000)        16.71      (10,000)         9.98
                             ----------                 ----------                 ----------

Outstanding at December 31    2,274,000         11.35    2,345,000         10.14    2,231,000          7.25
                             ==========                 ==========                 ==========

Exercisable at December 31    1,885,000         10.33    1,813,000          8.01    2,131,000          7.22
                             ==========                 ==========                 ==========

The following table summarizes information about stock options at December 31, 2003:

                                                Options Outstanding                    Options Exercisable
                                    -------------------------------------------    --------------------------
                                                       Weighted
                                                        Average
                                                       Remaining      Weighted                      Weighted
                                                      Contractual     Average                       Average
                                        Number           Life         Exercise         Number       Exercise
       Range of Exercise Price       Outstanding      (in Years)       Price        Exercisable      Price
    -----------------------------   -------------    -------------   ----------    -------------   ----------
    $ 1.75 to $ 3.31                      820,000         2.1          $  2.36           820,000     $ 2.36
    $ 5.50 to $ 7.00                       89,000         3.7             5.76            89,000       5.76
    $ 8.00 to $ 9.12                      125,000         7.4             8.97           125,000       8.97
    $ 9.55 to $12.00                       42,000         7.6             9.68            42,000       9.68
    $13.50 to $17.41                      211,000         9.0            14.48           121,000      19.72
    $18.00 to $20.98                      987,000         8.5            19.02           688,000      19.05
                                    -------------                                  -------------

                                        2,274,000         6.0            11.35         1,885,000      10.33
                                    =============                                  =============

In May 2003, the Company granted 100,000 options to a director exercisable at $13.50 per share which vest over one year on a quarterly basis. The difference between the market price of $19.00 per share and the option exercise price has been reflected as unearned compensation to be amortized over the one-year vesting period. In addition, the Company issued 303,000 options exercisable at the market price of the underlying common stock on the date of grant which principally vest over one year.

NOTE E - RESTRICTED STOCK AWARDS

Restricted stock awards have been granted to certain key executives in management. These awards vest on various dates between January 2004 and January 2006. Awards of 101,000 shares, 190,000 and 20,000 shares were granted in 2003, 2002 and 2001, respectively. The average market price on the date of grant for awards granted in 2003, 2002 and 2001 as $18.41, $17.15 and $18.80, respectively. Restricted stock compensation charged to expense was $842,000, $871,000 and $188,000 for 2003, 2002 and 2001, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Financial Statements
December 31, 2003 and 2002

NOTE F - PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock. The Board of Directors have designated 60,000 shares of such preferred stock as Series A Junior Participating Preferred Stock ("Series A Preferred"). Holders of the shares of Series A Preferred are entitled to dividends equal to 1,000 times dividends declared or paid on the Company's common stock. Each share of Series A preferred entitles the holder to 1,000 votes on all matters submitted to the holders of common stock. The Series A Preferred has a liquidation preference of a $1,000 per share, and is not redeemable by the Company. No preferred shares have been issued.


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


NOTE H - OPERATING LEASES

The Company leases office, showroom and retail facilities under noncancelable operating leases with terms expiring at various times through 2013. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

       2004                    $    9,386,000
       2005                         9,161,000
       2006                         9,245,000
       2007                         8,814,000
       2008                         7,201,000
       Thereafter                  17,452,000
                               --------------

                               $   61,259,000
                               ==============

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes.

Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $12,340,000, $10,795,000 and $9,142,000, respectively. Included in such amounts are contingent rents of $99,465, $151,000 and $125,000 in 2003, 2002 and 2001, respectively.

Pursuant to certain leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Accordingly, the Company has recorded deferred rent. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases, on a straight-line basis, over the lease term.

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Financial Statements
December 31, 2003 and 2002

NOTE I - INCOME TAXES

The income tax provision (benefit) consists of the following:

                                     2003            2002            2001
                                 ------------    ------------    ------------
       Current:
          Federal                $ 12,183,000    $ 11,411,000    $  6,899,000
          State and local           4,660,000       4,266,000       2,176,000
                                 ------------    ------------    ------------

                                   16,843,000      15,677,000       9,075,000
                                 ------------    ------------    ------------

       Deferred:
          Federal                  (1,648,000)       (793,000)       (365,000)
          State and local            (330,000)       (297,000)       (115,000)
                                 ------------    ------------    ------------

                                   (1,978,000)     (1,090,000)       (480,000)
                                 ------------    ------------    ------------

                                 $ 14,865,000    $ 14,587,000    $  8,595,000
                                 ============    ============    ============

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

                                                         December 31,
                                               -------------------------------
                                                 2003        2002        2001
                                               -------     -------     -------
      Income taxes at federal statutory rate      35.0%       35.0%       35.0%
      State income taxes - net of federal
         income tax benefit                        8.3         8.3         6.5
      Nondeductible items                          0.1         0.1         0.3
      Other                                       (1.3)       (1.0)       (0.3)
                                               -------     -------     -------

      Effective rate                              42.1%       42.4%       41.5%
                                               =======     =======     =======

The Company applies the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The components of deferred tax assets and liabilities are as follows:

                                                       December 31,
                                                 ------------------------
                                                    2003          2002
                                                 ----------    ----------
       Current deferred tax assets:
          Receivable allowances                  $1,007,000    $  930,000
          Inventory                                 685,000       703,000
                                                 ----------    ----------

                                                  1,692,000     1,633,000
                                                 ----------    ----------

       Non-current deferred tax assets:
          Depreciation                            3,169,000     2,242,000
          Deferred compensation                   1,682,000       813,000
          Deferred rent                             767,000       644,000
                                                 ----------    ----------

                                                  5,618,000     3,699,000
                                                 ----------    ----------

       Deferred tax assets                       $7,310,000    $5,332,000
                                                 ==========    ==========

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Financial Statements
December 31, 2003 and 2002

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER

[1]    Indictment:

       On June 20, 2000, Steven Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 21, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office, pursuant to which he pled guilty to four of the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden has agreed to serve as the Company's Creative and Design Chief, a non-executive position. On April 4, 2002, Mr. Madden was sentenced in the United States District Court for the Southern District of New York to forty-one (41) months' imprisonment in connection with two of the federal charges to which he pled guilty. On May 3, 2002, Mr. Madden was sentenced in the United States District Court for the Eastern District of New York to forty-one
       (41) months' imprisonment in connection with the remaining two charges to which he pled guilty. The sentences will run concurrently. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors. Mr. Madden began serving his sentence in September of 2002.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Financial Statements
December 31, 2003 and 2002

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

       The Company and certain of the Company's present and/or former directors have been named in an action commenced in the United States District Court for the Eastern District of New York by the Safeco Surplus Lines Insurance Company captioned, Safeco Surplus Lines Ins. Co. v. Steven Madden Ltd., et al. The complaint principally seeks rescission of the excess insurance policy issued by Safeco to the Company for the February 4, 2000 to June 13, 2001 period and an order declaring that Safeco does not owe any indemnity obligation to the Company or any of its officers and directors in connection with the shareholder class action and derivative cases referred to above. The parties have agreed to a resolution of Safeco's claims, the implementation of which is conditional upon judicial approval of the settlements of the shareholder class action and shareholder derivative actions discussed above.

[4]    Other actions:

       (a) On or about January 22, 2002, an action was commenced against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steven Madden, Ltd. and Steven Madden Retail, Inc. The complaint sought injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices arising from the Company's use of four stripes as a design element on footwear. On or about September 3, 2002, Adidas commenced a second action against the Company in the United States District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas Salomon AG v. Steven Madden, Ltd. and Steven Madden Retail, Inc. The second complaint sought the same injunctive relief and unspecified monetary damages for various trademark infringement claims arising from the Company's use of two stripes as a design element on footwear. In August 2003, the Company settled this litigation. The amount of settlement was previously covered in an accrual made with respect to this matter. The settlement did not have a material effect on the Company's financial position or results of operations.

       (b) On October 4, 2002, Skechers U.S.A., Inc. and Skechers U.S.A., Inc. II filed suit against Steven Madden Ltd. and R.S.V. Sport, Inc. in the United States District Court for the Central District of California. Skechers alleged claims for patent infringement, federal unfair competition, federal antidilution violation, California unfair competition, California antidilution violation, and common law unfair competition. Skechers asked for unspecified monetary damages. In April 2003, the Company settled this litigation. The amount of settlement was previously covered in an accrual made with respect to this matter. The settlement did not have a material effect on the Company's financial position or results of operations.

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Financial Statements
December 31, 2003 and 2002

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)

[4]    Other actions: (continued)

       (c) In 2003, an action was commenced in the United States District Court for the Central District of California, against Steve Madden Ltd. The complaint seeks injunctive relief and unspecified monetary damages for infringement of two separate patents. The Company believes it has substantial defenses to the claims asserted in the lawsuit. The parties are currently involved in settlement negotiations.

       (d) The Company has been named as a defendant in various other lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsels, the liabilities, if any, resulting from these matters should not have a material effect on the Company's financial position or results of operations.

[5]    Employment agreements:

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

       The Company has employment agreements with other executives (the "executives") which expire between June 1, 2004 and December 31, 2005. These agreements provide for cash bonuses based upon a percentage of year to year increases in earnings before interest taxes depreciation and amortization, option grants and non-accountable expense allowances as defined. Base salary commitments for these executives are as follows:

           2004              $   1,818,000
           2005                  1,060,000
           2006                    234,000
                             -------------

                             $   3,112,000
                             =============

       In connection with their employment agreements, two executives are entitled to receive an aggregate of 40,000 shares of restricted common stock from the Company. The restricted shares vest equally each quarter over the period of their employment agreements through December 2005. Accordingly, the Company has recorded a charge to operations in the amount of $324,000 and $188,000 for the 19,000 and 10,000 shares that vested during the years ended December 31, 2003 and 2002, respectively. Further, one executive received 100,000 stock options exercisable at $19.00 per share, the market price on the date of grant. 20,000 of these options vested on June 30, 2003 and the balance vest equally, each quarter, through June 30, 2005.

       In addition, the Company accrued an aggregate of approximately $300,000 for bonuses under these agreements for 2003.

[6]    Letters of credit:

       At December 31, 2003 and 2002, the Company had open letters of credit for the purchase of imported merchandise of approximately $7,458,000 and $10,066,000, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Financial Statements
December 31, 2003 and 2002

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)

[7]    Royalty agreements:

       The Company entered into two license agreements to sell "Candie's" and "Unionbay" brand name shoes. The licenses expire in December 2009 and December 2006, respectively. Aggregate minimum future royalties under these agreements are as follows:

               Year Ending
               December 31,

                 2004                       $     240,000
                 2005                           4,200,000
                 2006                           5,290,000
                 2007                           4,200,000
                 2008                           4,550,000
                 Thereafter                     4,550,000
                                            -------------

                                            $  23,030,000
                                            =============

[8]    Concentrations:

       The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company's marketable securities and a money account are principally held at one brokerage company.

       During the year ended December 31, 2003, the Company purchased approximately 13% of its merchandise from a supplier in Brazil. Total inventory purchases for the year ended December 31, 2003 from Brazil was approximately 19%. The Company also purchased inventory during the year ended December 31, 2003 from two vendors in China totaling approximately 32%.

       During the year ended December 31, 2002, the Company purchased approximately 29% of its merchandise from a supplier in Brazil and 18% and 16% of their merchandise from two suppliers in China, respectively. Total inventory purchases for the year ended December 31, 2002 from Brazil and China were approximately 30% and 54%, respectively.

       During the year ended December 31, 2001, the Company purchased approximately 28% and 21% of its inventory from a supplier in China and Brazil, respectively. Total inventory purchases for the year ended December 31, 2001 from Brazil and China were approximately 28% and 53%, respectively.

       Sales to two customers accounted for 10% and 11% of total net sales for the year ended December 31, 2003. These customers each represented 17% of accounts receivable at December 31, 2003, respectively.

       Sales to two customers accounted for 13% and 10% of total net sales for the year ended December 31, 2002. These customers represented 17% and 10% of accounts receivable at December 31, 2002, respectively.

       Sales to two customers accounted for 13% and 11% of total net sales for the year ended December 31, 2001. These customers represented 18% and 15% of accounts receivable at December 31, 2001, respectively.

       Sales to such customers are included in the wholesale segment (see Note
       K). Purchases are made primarily in United States dollars.

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Financial Statements
December 31, 2003 and 2002

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)

[9]    Valuation and qualifying accounts:

       The following is a summary of the allowance for doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount Due from Factor for the years ended December 31:

                                                                   2003            2002            2001
                                                               ------------    ------------    ------------
       Balance at beginning of year                            $  2,215,000    $  1,644,000    $  1,640,000
       Charged to expense                                           163,000         630,000         219,000
       Uncollectible accounts written off, net of recoveries                        (59,000)       (215,000)
                                                               ------------    ------------    ------------

       Balance at end of year                                  $  2,378,000    $  2,215,000    $  1,644,000
                                                               ============    ============    ============

       The following is a summary of property and equipment and the related accounts of accumulated depreciation and amortization for the years ended December 31:

                                                                   2003            2002            2001
                                                               ------------    ------------    ------------
       Cost basis
       Balance at beginning of year                            $ 27,507,000    $ 27,512,000    $ 24,097,000
       Additions                                                  6,061,000       5,072,000       3,415,000
       Write-off of fully depreciated assets                     (2,181,000)     (5,077,000)
                                                               ------------    ------------    ------------

       Balance at end of year                                    31,387,000      27,507,000      27,512,000
                                                               ------------    ------------    ------------

       Accumulated depreciation and amortization
       Balance at beginning of year                              10,434,000      11,805,000       8,497,000
       Depreciation and amortization                              4,743,000       3,706,000       3,308,000
       Write-off of fully depreciated assets                     (2,181,000)     (5,077,000)
                                                               ------------    ------------    ------------

       Balance at end of year                                    12,996,000      10,434,000      11,805,000
                                                               ------------    ------------    ------------

       Property and equipment, net                             $ 18,391,000    $ 17,073,000    $ 15,707,000
                                                               ============    ============    ============

       The following is a summary of cost in excess of fair value of net assets acquired and the related accumulated amortization for the years ended December 31:

                                                                   2003            2002            2001
                                                               ------------    ------------    ------------
       Cost basis
       Balance at beginning and end of year                    $  2,780,000    $  2,780,000    $  2,780,000
                                                               ------------    ------------    ------------

       Accumulated amortization
       Balance at beginning of year                                 714,000         714,000         575,000
       Amortization                                                       0               0         139,000
                                                               ------------    ------------    ------------

       Balance at end of year                                       714,000         714,000         714,000
                                                               ------------    ------------    ------------

       Cost in excess of fair value of net assets acquired     $  2,066,000    $  2,066,000    $  2,066,000
                                                               ============    ============    ============

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Financial Statements
December 31, 2003 and 2002

NOTE K - OPERATING SEGMENT INFORMATION

The Company's reportable segments are primarily based on methods used to distribute its products. The wholesale and retail segments derive revenue from sales of women's, men's, girl's and children's footwear. The wholesale segment, through sales to department and specialty stores, and the retail segment, through our operation of retail stores, derive revenue from sales of branded women's, men's, girl's and children's footwear. In addition, the wholesale segment has a licensing program that extends the Steve Madden and Stevies brands to accessories and ready-to-wear apparel. The other segment represents activities of a subsidiary which earns commissions for serving as a buying agent to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of private label shoes.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before other income (expense) and the provision for income taxes. The following is information for the Company's reportable segments:

                                           Wholesale         Retail           Other        Consolidated
                                         -------------    -------------   -------------    -------------
Year ended December 31, 2003:
   Net sales to external customers (a)   $ 228,686,000    $  95,518,000                    $ 324,204,000
   Gross profit                             75,167,000       50,852,000                      126,019,000
   Commissions and licensing fees            2,838,000                    $   5,056,000        7,894,000
   Income from operations                   21,589,000        9,133,000       2,904,000       33,626,000
   Depreciation and amortization             1,136,000        3,604,000           3,000        4,743,000
   Other significant items:
      Deferred compensation                  2,877,000                                         2,877,000
      Deferred rent expense                     33,000          262,000           1,000          296,000
      Provision for doubtful accounts          163,000                                           163,000
   Segment assets (b)                      139,625,000       37,828,000         417,000      177,870,000
   Capital expenditures                      2,667,000        3,394,000                        6,061,000

Year ended December 31, 2002:
   Net sales to external customers (a)     234,253,000       91,883,000                      326,136,000
   Gross profit                             77,889,000       48,794,000                      126,683,000
   Commissions and licensing fees            1,833,000                        4,770,000        6,603,000
   Income from operations                   21,664,000        9,000,000       2,548,000       33,212,000
   Depreciation and amortization               739,000        2,966,000           1,000        3,706,000
   Other significant items:
      Deferred compensation                  2,228,000                                         2,228,000
      Deferred rent expense (reversal)         (14,000)         243,000           4,000          233,000
      Provision for doubtful accounts          570,000                            1,000          571,000
   Segment assets (b)                      113,477,000       36,166,000         857,000      150,500,000
   Capital expenditures                      1,246,000        3,826,000                        5,072,000

Year ended December 31, 2001:
   Net sales to external customers (a)     163,904,000       79,487,000                      243,391,000
   Gross profit                             57,858,000       42,015,000                       99,873,000
   Commissions and licensing fees            1,711,000                        4,200,000        5,911,000
   Income from operations (c)               10,095,000        7,023,000       2,244,000       19,362,000
   Depreciation and amortization               869,000        2,577,000           1,000        3,447,000
   Other significant items:
      Deferred compensation                    533,000                                           533,000
      Deferred rent expense (reversal)         (21,000)         249,000          (3,000)         225,000
      Provision for doubtful accounts          219,000                                           219,000
   Segment assets (b)                       90,061,000       30,922,000         879,000      121,862,000
   Capital expenditures                        551,000        2,864,000                        3,415,000

(a) Attributed to the United States, based on the location in which the sale originated.

(b) All long-lived assets, consisting of property and equipment and cost in excess of fair value of net assets acquired, are located in the United States.

(c) Loss mitigation coverage expense of $6,950,000 is reflected in the wholesale segment.

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Financial Statements
December 31, 2003 and 2002

NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (000's omitted):

                                            March 31,       June 30,      September 30,    December 31,
                                          -------------   -------------   -------------   -------------
2003:
   Wholesale, net                         $      57,592   $      63,335   $      65,601   $      42,158
   Retail, net                                   21,106          22,409          23,062          28,941
                                          -------------   -------------   -------------   -------------
      Net sales                                  78,698          85,744          88,663          71,099
   Cost of sales                                 47,733          53,436          53,067          43,949
   Gross profit                                  30,965          32,308          35,596          27,150
   Commissions and licensing fee income           1,690           2,145           2,205           1,854
   Net income                                     5,049           5,780           7,073           2,552
   Net income per share:
      Basic                                        0.39            0.45            0.54            0.20
      Diluted                                      0.36            0.41            0.50            0.18

2002:
   Wholesale, net                         $      47,835   $      65,742   $      70,742   $      49,934
   Retail, net                                   18,776          22,369          22,276          28,462
                                          -------------   -------------   -------------   -------------
      Net sales                                  66,611          88,111          93,018          78,396
   Cost of sales                                 40,070          55,127          56,763          47,493
   Gross profit                                  26,541          32,984          36,255          30,903
   Commissions and licensing fee income           1,244           1,574           1,819           1,966
   Net income                                     4,093           5,262           6,268           4,218
   Net income per share:
      Basic                                        0.33            0.42            0.49            0.33
      Diluted                                      0.30            0.38            0.46            0.31

     (b) Reports on Form 8-K

         During the fourth quarter of 2003, the Company filed the following Current Reports on Form 8-K.

         (i) A Current Report on Form 8-K dated October 28, 2003 and filed on November 3, 2003, pertaining to the Company's financial results for the three months ended September 30, 2003.

     (c) Exhibits.

EXHIBITS

     3.01* Certificate of Incorporation of the Company.

     3.02* Amended & Restated By-Laws of the Company.

     4.01* Specimen Certificate for shares of Common Stock.

     4.02* Rights Agreement between the Company and American Stock Transfer and
           Trust Company.

     10.07* Employment Agreement of Arvind Dharia.

     10.08* Employment Agreement of Richard Olicker.

     10.09* Second Amended Employment Agreement between the Company and Steven
            Madden.

     10.10* Employment Agreement of Jamieson Karson.

     10.11* Amendment No. 1 to Employment Agreement of Arvind Dharia.

     10.12* Employment Agreement between Adesso-Madden, Inc. and Gerald
            Mongeluzo.

     10.13* Employment Agreement between Steven Madden Retail, Inc. and Mark
            Jankowski.

     10.14* Amendment No. 1 to Employment Agreement of Richard Olicker.

     10.15* Amendment No. 2 to Employment Agreement of Arvind Dharia.

     10.16 Amendment No. 1 to Employment Agreement of Jamieson Karson.

     21.01* Subsidiaries of Registrant.

     23.01 Consent of Eisner LLP.

     31.01 Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002

     31.02 Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002

     32.01 Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.02 Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     * Previously filed with the Securities and Exchange Commission.

     SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   New York, New York
         March 12, 2004

                                         STEVEN MADDEN, LTD.

                                         By: /s/ JAMIESON KARSON
                                             ---------------------------------
                                             Jamieson Karson
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                       Title                                                        Date
----------------------------    ------------------------------------------------------       -----------------
/s/ CHARLES KOPPELMAN           Chairman of the Board                                        March 12, 2004
----------------------------
Charles Koppelman

/s/ JAMIESON KARSON             Chief Executive Officer and Vice Chairman of the Board       March 12, 2004
----------------------------
Jamieson Karson

/s/ ARVIND DHARIA               Chief Financial Officer and Director                         March 12, 2004
----------------------------
Arvind Dharia

/s/ JEFFREY BIRNBAUM            Director                                                     March 12, 2004
----------------------------
Jeffrey Birnbaum

/s/ MARC COOPER                 Director                                                     March 12, 2004
----------------------------
Marc Cooper

/s/ ROGER GLADSTONE             Director                                                     March 12, 2004
----------------------------
Roger Gladstone

/s/ JOHN L. MADDEN              Director                                                     March 12, 2004
----------------------------
John L. Madden

/s/ PETER MIGLIORINI            Director                                                     March 12, 2004
----------------------------
Peter Migliorini



/s/ GERALD MONGELUZO            Director                                                     March 12, 2004
----------------------------
Gerald Mongeluzo

/s/ AWADHESH SINHA              Director                                                     March 12, 2004
----------------------------
Awadhesh Sinha

                               STEVEN MADDEN, LTD.
                                    FORM 10-K

                                  EXHIBIT INDEX


       Exhibit No             Description
       ----------             -----------

       10.16                  Amendment No. 1 to Employment Agreement of
                              Jamieson Karson.

       23.1                   Independent Auditors' Consen

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