Form 10-Q
period 2004-03-31
MADDEN STEVEN LTD
filed 2004-05-07
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2004
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                --------------------      ---------------------

                         Commission File Number 0-23702
                                               ---------

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

As of May 3, 2004, the latest practicable date, there were 13,333,905 shares of common stock, $.0001 par value, outstanding.

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                 March 31, 2004


                                TABLE OF CONTENTS



PART I- FINANCIAL INFORMATION
ITEM 1.    Condensed Consolidated Financial Statements (Unaudited):

           Consolidated Balance Sheets.....................................   3

           Consolidated Statements of Operations...........................   4

           Consolidated Statements of Cash Flows...........................   5

           Notes to Unaudited Condensed Consolidated Financial Statements..   6


ITEM 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations................  10

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk......  19

ITEM 4.    Controls and Procedures.........................................  19

PART II - OTHER INFORMATION
ITEM 1.    Legal Proceedings...............................................  20

ITEM 6.    Exhibits and Reports on Form 8-K................................  21

           Signature.......................................................  22

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

                                                                       March 31,     December 31,      March 31,
                                                                         2004           2003             2003
                                                                     ------------    ------------    ------------
                                                                      (unaudited)                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $     22,302    $     53,073    $     44,614
   Accounts receivable, net of allowances of $688, $452 and $402            7,790           4,281           3,616
   Due from factor, net of allowances of $1,973, $1,926 and $1,903         39,565          28,748          32,525
   Inventories                                                             26,063          23,858          24,051
   Marketable securities - available for sale                               8,043           3,229           6,088
   Prepaid expenses and other current assets                                3,192           2,844           2,412
   Prepaid taxes                                                            2,588           4,270
   Deferred taxes                                                           1,796           1,692           1,633
                                                                     ------------    ------------    ------------

        Total current assets                                              111,339         121,995         114,939

Property and equipment, net                                                19,303          18,391          17,360
Deferred taxes                                                              5,618           5,618           3,699
Deposits and other                                                            434             370             296
Marketable securities - available for sale                                 42,253          29,430          20,701
Cost in excess of fair value of net assets acquired                         2,066           2,066           2,066
                                                                     ------------    ------------    ------------

                                                                     $    181,013    $    177,870    $    159,061
                                                                     ============    ============    ============

LIABILITIES
Current liabilities:
   Current portion of capital lease obligations                                      $          1    $          9
   Accounts payable                                                  $     11,291          11,087           9,575
   Accrued expenses                                                         3,852           5,767          11,301
                                                                     ------------    ------------    ------------

        Total current liabilities                                          15,143          16,855          20,885

Deferred rent                                                               1,917           1,828           1,635
                                                                     ------------    ------------    ------------

                                                                           17,060          18,683          22,520
                                                                     ------------    ------------    ------------

Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized;
   none issued; Series A Junior Participating preferred stock -
   $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 60,000 shares authorized, 14,569,
   14,459 and $14,104 shares issued, 13,324, 13,214 and
   12,859 outstanding                                                           1               1               1
Additional paid-in capital                                                 79,407          79,136          73,194
Retained earnings                                                          95,302          91,176          75,771
Stock subscription receivable                                                (175)             --              --
Unearned compensation                                                      (2,448)         (3,008)         (4,561)
Other comprehensive gain:
   Unrealized gain on marketable securities                                  (143)           (127)            127
Treasury stock - 1,245 shares at cost                                      (7,991)         (7,991)         (7,991)
                                                                     ------------    ------------    ------------

                                                                          163,953         159,187         136,541
                                                                     ------------    ------------    ------------

                                                                     $    181,013    $    177,870    $    159,061
                                                                     ============    ============    ============

See accompanying notes to consolidated financial statements - unaudited        3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

                                                                       Three Months Ended
                                                                           March 31,
                                                                    ------------------------
                                                                       2004          2003
                                                                    ----------    ----------
Net sales:
   Wholesale                                                        $   55,067    $   57,592
   Retail                                                               23,701        21,106
                                                                    ----------    ----------

                                                                        78,768        78,698
                                                                    ----------    ----------

Cost of sales:
   Wholesale                                                            35,668        37,836
   Retail                                                               11,828         9,897
                                                                    ----------    ----------

                                                                        47,496        47,733
                                                                    ----------    ----------

Gross profit:
   Wholesale                                                            19,399        19,756
   Retail                                                               11,873        11,209
                                                                    ----------    ----------

                                                                        31,272        30,965

Commission and licensing fee income                                      1,416         1,690
Operating expenses                                                     (26,108)      (24,392)
                                                                    ----------    ----------

Income from operations                                                   6,580         8,263
Interest and other income, net                                             534           442
                                                                    ----------    ----------

Income before provision for income taxes                                 7,114         8,705
Provision for income taxes                                               2,988         3,656
                                                                    ----------    ----------

Net income                                                          $    4,126    $    5,049
                                                                    ==========    ==========

Basic income per share                                              $     0.31    $     0.39
                                                                    ==========    ==========

Diluted income per share                                            $     0.29    $     0.36
                                                                    ==========    ==========

Basic weighted average common shares outstanding                        13,254        12,789
Effect of dilutive securities - options/warrants/restricted stock        1,120         1,083
                                                                    ----------    ----------

Diluted weighted average common shares outstanding                      14,374        13,872
                                                                    ==========    ==========

See accompanying notes to consolidated financial statements - unaudited        4

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                   ------------------------
                                                                                      2004          2003
                                                                                   ----------    ----------
Cash flows from operating activities:
   Net income                                                                      $    4,126    $    5,049
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                     1,106         1,343
      Noncash compensation                                                                656           774
      Provision for bad debts                                                             283            90
      Deferred rent expense                                                                89           103
      Realized loss (gain) on marketable securities                                         3            (9)
      Deferred taxes                                                                     (104)
      Changes in:
        Accounts receivable                                                            (3,745)         (482)
        Due from factor                                                               (10,864)      (10,337)
        Inventories                                                                    (2,205)       (4,606)
        Prepaid expenses, prepaid taxes, deposits and other assets                      1,270          (759)
        Accounts payable and other accrued expenses                                    (1,711)        1,997
                                                                                   ----------    ----------

           Net cash used in operating activities                                      (11,096)       (6,837)
                                                                                   ----------    ----------

Cash flows from investing activities:
   Purchase of property and equipment                                                  (2,017)       (1,630)
   Purchase of marketable securities                                                  (20,707)      (10,942)
   Sale/redemption of marketable securities                                             3,050         6,663
                                                                                   ----------    ----------

           Net cash used in investing activities                                      (19,674)       (5,909)
                                                                                   ----------    ----------

Cash flows from financing activities:
   Proceeds from options and warrants exercised                                                         652
   Repayment of lease obligations                                                          (1)           (5)
                                                                                   ----------    ----------

           Net cash (used in) provided by financing activities                             (1)          647
                                                                                   ----------    ----------

Net decrease in cash and cash equivalents                                             (30,771)      (12,099)
Cash and cash equivalents - beginning of period                                        53,073        56,713
                                                                                   ----------    ----------

Cash and cash equivalents - end of period                                          $   22,302    $   44,614
                                                                                   ==========    ==========

See accompanying notes to consolidated financial statements - unaudited        5

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Consolidated Financial Statements - Unaudited
March 31, 2004


NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") and the results of its operations and cash flows for the periods presented. The results of its operations for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2003 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 12, 2004.


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


NOTE E - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Diluted income per share also reflects the unvested and unissued shares promised to employees which have a dilutive effect. For the purposes of calculating the diluted income per share for the three months ended March 31, 2004 and 2003, stock options representing approximately 100,000 and 751,000 shares, respectively, have been excluded because including the shares would be anti-dilutive.


NOTE F - STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Consolidated Financial Statements - Unaudited
March 31, 2004


SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2003 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              2004            2003
                                                          ------------    ------------
       Reported net income                                $      4,126    $      5,049
       Stock-based employee compensation included in
          reported net income, net of tax                                           83
       Stock-based employee compensation determined
          under the fair value based method, net of tax           (820)           (564)
                                                          ------------    ------------

       Pro forma net income                               $      3,306    $      4,568
                                                          ============    ============

       Basic income per share:
          As reported                                     $       0.31    $       0.39
          Pro forma                                       $       0.25    $       0.36

       Diluted income per share:
          As reported                                     $       0.29    $       0.36
          Pro forma                                       $       0.23    $       0.33

NOTE G - COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended March 31, 2004 and March 31, 2003, after considering other comprehensive income including unrealized gain
(loss) on marketable securities of $(143) and $127, was $3,983 and $5,176, respectively.

NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Consolidated Financial Statements - Unaudited
March 31, 2004


NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

[1]    Indictment:  (continued)

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

       A settlement of these actions has been reached, subject to notice to the putative class members, a hearing and approval by the District Court. The hearing on the settlement has been set for May 19, 2004. The tentative settlement is within the limits of insurance coverage described above.

[3]    Shareholder derivative actions:

       On or about September 26, 2000, a shareholder derivative action was commenced in the United States District Court for the Eastern District of New York, captioned, Herrera v. Steven Madden and Steven Madden, Ltd. A settlement of these actions has been reached, subject to notice to the Company's shareholders, a hearing and approval by the District Court. The hearing on the settlement has been set for May 19, 2004. The Company believes, after consultation with counsel, that its defense costs and certain attorneys' fees in connection with this action will be subject to coverage by the Company's insurance as supplemented by the loss mitigation policy described above.

       On or about November 28, 2001, a shareholder derivative complaint was filed in the United States District Court for the Eastern District of New York, captioned Herrera v. Karson, et al. Named as defendants therein are the Company and certain of the Company's present and/or former directors. A settlement of these actions has been reached, subject to notice to the Company's shareholders, a hearing and approval by the District Court. The hearing on the settlement has been set for May 19, 2004. The Company believes, after consultation with counsel, that its defense costs and certain attorneys' fees in connection with this action will be subject to coverage by the Company's insurance as supplemented by the loss mitigation policy described above.

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Notes to Consolidated Financial Statements - Unaudited
March 31, 2004


NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)


[4]    Other actions:

       (a) In June 2003, an action was commenced in the United States District Court for the Central District of California against the Company captioned Global Brand Marketing, Inc. v. Steve Madden Ltd. The complaint sought injunctive relief and unspecified monetary damages for infringement of two separate patents. On April 13, 2004, the Company settled this litigation. The amount of settlement is not expected to have a material effect on the Company's financial position or result of operations.

       (b) On December 15, 2003, the Company commenced an action against LaRue Distributors, Inc. ("LaRue") in the United States District Court for the Southern District of New York. The Company seeks a declaratory judgment that the Company properly terminated a license agreement with LaRue and monetary damages for breaches of the license agreement and trademark infringement by LaRue. Subsequently, LaRue served an answer and counterclaim alleging that the license agreement was improperly terminated by the Company and sought compensatory and punitive damages. The Company believes that it has substantial defenses to the counterclaim asserted by LaRue.

       (c) The Company has been named as a defendant in various other lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsels, the liabilities, if any, resulting from these matters should not have a material effect on the Company's financial position or results of operations.

[5]    SEC request for information:

       On April 26, 2004, the SEC sent the Company a letter requesting information and documents relating to, among other things, Steven Madden's employment with the Company. The Company intends to fully comply with the SEC's request.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


The following discussion of the Company's financial condition and results of operations should be read in conjunction with the unaudited Financial Statements and Notes thereto appearing elsewhere in this document.

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

The following tables set forth information on operations for the periods indicated:

                         Selected Financial Information
                         ------------------------------
                               Three Months Ended
                               ------------------
                                    March 31
                                    --------
                                ($ in thousands)


                                             2004                 2003
                                         -------------        -------------

Consolidated:
------------

Net Sales                                $78,768   100%       $78,698   100%
Cost of Sales                             47,496    60         47,733    61
Gross Profit                              31,272    40         30,965    39
Other Operating Income                     1,416     2          1,690     2
Operating Expenses                        26,108    34         24,392    31
Income from Operations                     6,580     8          8,263    10
Interest and Other Income Net                534     1            442     1
Income Before Income Taxes                 7,114     9          8,705    11
Net Income                                 4,126     5          5,049     6

                         Selected Financial Information
                         ------------------------------
                               Three Months Ended
                               ------------------
                                    March 31
                                    --------
                                ($ in thousands)

                                                  2004                 2003
                                              -------------       -------------

By Segment
WHOLESALE DIVISIONS:
-------------------

Steven Madden, Ltd. (Madden Womens):
------------------------------------
Net Sales                                     $25,534   100%      $28,895   100%
Cost of Sales                                  16,703    65        19,080    66
Gross Profit                                    8,831    35         9,815    34
Other Operating Income                            520     2           563     2
Operating Expenses                              6,824    27         6,843    24
Income from Operations                          2,527    10         3,535    12

l.e.i. Footwear:
----------------
Net Sales                                     $11,125   100%      $14,865   100%
Cost of sales                                   7,320    66         9,520    64
Gross Profit                                    3,805    34         5,345    36
Operating Expenses                              2,910    26         3,543    24
Income from Operations                            895     8         1,802    12

Madden Mens:
------------
Net Sales                                     $ 6,569   100%      $ 8,341   100%
Cost of sales                                   4,408    67         5,573    67
Gross Profit                                    2,161    33         2,768    33
Operating Expenses                              1,834    28         2,084    25
Income from Operations                            327     5           684     8

Candie's Footwear:
------------------
Net Sales                                     $ 3,216   100%           --    --
Cost of sales                                   2,108    66            --    --
Gross Profit                                    1,108    34            --    --
Operating Expenses                                959    30            --    --
Income from Operations                            149     4            --    --

Diva Acquisition Corp. (Steven):
--------------------------------
Net Sales                                     $ 5,249   100%      $ 2,456   100%
Cost of sales                                   2,920    56         1,714    70
Gross Profit                                    2,329    44           742    30
Operating Expenses                              1,049    20           661    27
Income from Operations                          1,280    24            81     3

Stevies Inc.:
-------------
Net Sales                                     $ 3,325   100%      $ 3,035   100%
Cost of sales                                   2,153    65         1,949    64
Gross Profit                                    1,172    35         1,086    36
Other Operating Income                             --    --             9     0
Operating Expenses                                683    21           628    21
Income from Operations                            489    14           467    15

                         Selected Financial Information
                         ------------------------------
                               Three Months Ended
                               ------------------
                                    March 31
                                    --------
                                ($ in thousands)


                                                  2004                 2003
                                              -------------       -------------

By Segment (Continued)

WHOLESALE DIVISIONS (Continued)
-------------------------------

Unionbay Men's Footwear:
------------------------
Net Sales                                     $    49   100%           --    --
Cost of Sales                                      56   114            --    --
Gross Loss                                         (7)  (14)           --    --
Operating Expenses                                163   333            --    --
Loss from Operations                             (170) (347)           --    --

RETAIL DIVISION:
----------------

Steven Madden Retail Inc.:
--------------------------

Net Sales                                     $23,701   100%      $21,106   100%
Cost of Sales                                  11,828    50         9,897    47
Gross Profit                                   11,873    50        11,209    53
Operating Expenses                             11,104    47        10,045    47
Income from Operations                            769     3         1,164     6
Number of Stores                                   83                  82

ADESSO MADDEN INC.:
-------------------
(FIRST COST)

Other Operating Revenue                       $   896   100%      $ 1,118   100%
Operating Expenses                                582    65           588    53
Income from Operations                            314    35           530    47



RESULTS OF OPERATIONS
 ($ in thousands)

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003


Consolidated:
-------------

Total net sales for the three-month period ended March 31, 2004 remained virtually unchanged ($78,768 in 2004 as compared to $78,698 in 2003). The Company maintained a substantial portion of the sales and market share gains that it achieved in the prior year. During the first quarter of 2003, the Company generated a 18% growth in total net sales over the previous year.

Gross profit as a percentage of sales increased to 40% in 2004 from 39% in 2003, primarily due to cost effective sourcing in the Wholesale Division. Additionally, the Retail Division, which has a higher gross margin percentage, represented 30% of total net sales in 2004 compared to 27% in 2003.

Operating expenses increased to $26,108 in 2004 from $24,392 in 2003. The increase resulted from the Company's increased advertising expenditures in support of the brand, higher occupancy expenses, a reclassification of warehouse expense and the costs associated with the addition of Candie's and Unionbay Wholesale Divisions as well as increased licensing fees paid by the Company.

Income from operations was $6,580 in 2004 compared to $8,263 in 2003. Net income was $4,126 in 2004 compared to $5,049 in 2003. The decrease in income primarily resulted from the increases in operating expenses associated with the cost of new wholesale divisions.

Wholesale Divisions:
--------------------

Steven Madden Ltd. (Madden Womens, l.e.i., Madden Mens and Candie's Footwear):

Sales from the Madden Womens Wholesale Division ("Madden Womens") accounted for $25,534 or 32%, and $28,895 or 37%, of total sales in 2004 and 2003, respectively. This decrease in sales was primarily a result of more conservative initial spring buying patterns among the Company's wholesale customers. Gross profit as a percentage of sales increased to 35% in 2004 from 34% in 2003, primarily due to cost effective sourcing and improved inventory management. Operating expenses remained virtually unchanged at $6,824 in 2004 compared to $6,843 in 2003. Income from operations for Madden Womens was $2,527 in 2004 compared to $3,535 in 2003.

Sales from the l.e.i. Footwear Wholesale Division ("l.e.i.") accounted for $11,125 or 14%, and $14,865 or 19%, of total sales in 2004 and 2003, respectively. The decrease in sales resulted from a reduction in the casual business. Gross profit as a percentage of sales decreased to 34% in 2004 from 36% in 2003 primarily due to an increase in markdown allowances caused by higher levels of promotional activities at retail. Operating expenses decreased to $2,910 in 2004 from $3,543 in 2003 due to decreases in selling and related expenses. Income from operations for l.e.i. was $895 in 2004 compared to $1,802 in 2003.

Sales from the Madden Mens Wholesale Division ("Madden Mens") accounted for $6,569 or 8%, and $8,341 or 11%, of total sales in 2004 and 2003, respectively. The sales decrease in the Men's business was the result of management's decision to reduce the number of doors in order to focus on more productive doors. Gross profit as a percentage of sales remained at 33% in 2004, the same as in 2003. Operating expenses decreased to $1,834 in 2004 from $2,084 in 2003, due to decreases in selling and related expenses. Income from operations for Madden Mens was $327 in 2004 compared to $684 in 2003.

Candie's Footwear, (which began shipping in the fourth quarter of 2003) generated net sales of $3,216 in the first quarter of 2004. It's customers are comprised of major department and specialty stores, including Belk, Macy's West, Rich's, Bon Marche, Robinson's, Filene's, Carson's and Nordstrom. The initial Candie's line was well received by both retailers and consumers and the Company anticipates that the brand will continue to gain market share during 2004.

Diva Acquisition Corp. ("Steven"):

Sales from Steven accounted for $5,249 or 7%, and $2,456 or 3%, of total sales in 2004 and 2003, respectively. The increase in sales was principally due to the addition of new retail doors, including Dillards, Macy's West and Parisians. Additionally, Steven initiated an open stock program during the first quarter of 2004, enabling customers to generate weekly reorders with improved turn and profitability. Gross profit as a percentage of sales increased to 44% in 2004 from 30% in 2003, primarily the result of cost effective sourcing and improved inventory management. Operating expenses increased to $1,049 in 2004 from $661 in 2003 due to increases in selling, designing, marketing and advertising expenses. Income from operations for Steven was $1,280 in 2004 compared to $81 in 2003.

Stevies Inc. ("Stevies"):

Sales from Stevies accounted for $3,325 or 4%, and $3,035 or 4%, of total sales in 2004 and 2003, respectively. This increase was partly anticipated as the shipment of Steve Madden kids to higher end department and better children's independent stores commenced during the first quarter of 2004. Stevies added new management teams in sales and the product development area to focus exclusively on children's product. Gross profit as a percentage of sales decreased to 35% in 2004 from 36% in 2003, primarily due to an increase in promotional activity. Operating expenses increased to $683 in 2004 from $628 in 2003 due to increases in selling and selling related expenses. Income from operations for Stevies was $489 in 2004 compared to $467 in 2003.

Unionbay Men's Footwear ("Unionbay"):

Unionbay, which launched in the fall of 2003, generated net sales of $49 in the first quarter of 2004. The consumer acceptance of the fall line was less than expected. As a result, the Company changed product direction and changed the division's executive management team in the fourth quarter of 2003 which led the Company to bypass shipments of spring Unionbay products. While prospects for the fall of 2004 are somewhat improved, management is cautious in its outlook on Unionbay's contribution during the remainder of 2004.

Retail Division:
----------------

Sales from the Retail Division accounted for $23,701 or 30% and $21,106 or 27% of total sales in 2004 and 2003, respectively. As of March 31, 2004, there were 83 retail stores compared to 82 retail stores as of March 31, 2003. Comparable store sales for the three-month period ended March 31, 2004 increased 8% over the same period of 2003. The increase was achieved through management's immediate reaction to at-once demand for boots late in the fourth quarter of 2003 and early into the first quarter of 2004. Gross profit as a percentage of sales decreased to 50% in 2004 from 53% in 2003, primarily due to an increase in promotional activity. Operating expenses for the Retail Division were $11,104 in 2004 and $10,045 in 2003. This increase was primarily due to increased incentive compensation associated with increased sales, higher occupancy expenses and higher advertising expenditures. Income from operations for the Retail Division was $769 in 2004 compared to $1,164 in 2003.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc. generated commission revenues of $896 in 2004, compared to commission revenues of $1,118 in 2003. This decrease was primarily the result of a shift in receipts by private label customers into the second quarter of this year and the migration of certain business from a direct-from-factory to a landed purchasing format. Income from operations for Adesso-Madden was $314 in 2004 compared to $530 in 2003.

LICENSE AGREEMENTS

Revenue generated from licensing was $520 in 2004 compared to $572 in 2003. As of March 31, 2004, the Company had five license partners covering five product categories of its Steve Madden brand. The product categories include, hosiery, sunglasses, eyewear, belts and outerwear.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $96,196 at March 31, 2004 compared to $105,140 at December 31, 2003. The decrease was the result of management's decision to move a portion of excess cash into long-term marketable securities.

Under the terms of a factoring agreement with Capital Factors, Inc., the Company is eligible to draw down 80% of its invoiced receivables at an interest rate of two points below the Prime Rate (as defined in such agreement). The agreement with Capital Factors expires December 31, 2004. Capital Factors maintains a lien on all of the Company's inventory and receivables and assumes the credit risk for all assigned accounts approved by them. Under the agreement, the Company has a credit line of $15 million dollars. As of March 31, 2004 the Company did not use any portion of the credit line.

As of March 31, 2004 the Company had invested approximately $50,296 in marketable securities consisting of corporate bonds, U.S. Treasury notes and government asset-backed securities.

The Company believes that based upon its current financial position and available cash and marketable securities, it will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES

During the three-month period ended March 31, 2004, net cash used by operating activities was $11,096. Uses of cash was caused primarily by an increase in non-factored accounts receivable of $3,745, an increase in factored accounts receivable of $10,864, an increase in inventories of $2,205, and a decrease in accounts payable and other accrued expenses of $1,711. Sources of cash were provided principally by net income of $4,126 and decrease in prepaid expenses, prepaid taxes, deposits and other assets of $1,270.

The following table represents the Company's contractual obligations at March 31, 2004, which are only for leases of office, showroom and retail facilities under non-cancelable operating leases with terms expiring at various times through 2013. Future minimum annual lease payments under non-cancelable operating leases consist of the following at March 31:


           2004                                   $   9,455
           2005                                       9,170
           2006                                       9,249
           2007                                       8,818
           2008                                       7,205
           Thereafter                                17,403
                                                  ---------
                                                  $  61,300
                                                  =========


At March 31, 2004, the Company had un-negotiated open letters of credit for the purchase of imported merchandise of approximately $8,286.

The Company has an employment agreement with Steve Madden, its Creative and Design Chief, which provides for an annual salary of $700,000 through June 30, 2011. Mr. Madden is entitled to receive base salary payments during periods that he is not actively engaged in the duties of Creative and Design Chief. The agreement also provides for an annual performance bonus, an annual option grant at exercise prices equal to the market price on the date of grant and a non-accountable expense allowance, however, the Company is not required to pay the bonus for any fiscal year that Mr. Madden is not actively engaged in the duties of Creative and Design Chief for at least six months, the Company is not required to grant an annual option if Mr. Madden is not actively engaged in the duties of Creative and Design Chief for at least six months out of the twelve months immediately preceding the grant date for such annual option and the Company is not required to pay the expense allowance for any month during which Mr. Madden is not actively engaged in the duties of Creative and Design Chief.

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

INVESTING ACTIVITIES

During the three-month period ended March 31, 2004, the Company invested $20,707 in marketable securities and received $3,050 from maturities and sales of securities. In addition, the Company incurred capital expenditures of $2,017 principally for leasehold improvements to its corporate office space and computer systems upgrades.

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

Expansion of Retail Business: The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), Stevies, Steven, Steve Madden Mens, l.e.i.(R) , Unionbay(R) and Candie's(R) brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. During the first quarter of 2004 the Company did not open any new Steve Madden retail stores but has plans to open approximately eight to ten

(8-10) additional stores during the remainder of 2004. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results can be maintained or will increase in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

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

Outstanding Options: As of May 3, 2004 the Company had outstanding options to purchase an aggregate of approximately 2,174,425 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the market price of the Company's stock is significantly higher than the exercise price of the options. Further, while its options are outstanding, they may adversely affect the terms on which the Company could obtain additional capital, if required.

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

As of March 31, 2004, the Company had investments in marketable securities valued at $50,296, which consists principally of federal and state obligations. These obligations have various maturities through December 2008. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. The Company currently has the ability to hold these investments until maturity. Should there be a significant increase in interest rates, the value of these investments would be negatively affected unless they were held to maturity. In addition, any further decline in interest rates would reduce the Company's interest income.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the fiscal quarter covered by this quarterly report. As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting to determine whether any changes occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the first quarter of 2004.

Part II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings in which the Company is involved are discussed in Note J to the consolidated financial statements in the Company's 2003 Annual Report to Shareholders and Part I, Item 3, of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion is limited to recent developments concerning certain of the Company's legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding.

Class Action

Between June and August 2000, eight putative securities fraud class action lawsuits were commenced in the United States District Court for the Eastern District of New York against the Company, Steven Madden and, in five of the actions, Rhonda J. Brown (the former President and a former director of the Company) and Arvind Dharia. These actions were captioned: Wilner v. Steven Madden, Ltd., et al., 00 CV 3676 (filed June 21, 2000); Connor v. Steven Madden, et al., 00 CV 3709 (filed June 22, 2000); Blumenthal v. Steven Madden, Ltd., et al., 00 CV 3709 (filed June 23, 2000); Curry v. Steven Madden, Ltd., et al., 00 CV 3766 (filed June 26, 2000); Dempster v. Steven Madden Ltd., et al., 00 CV 3702 (filed June 30, 2000); Salafia v. Steven Madden, Ltd., et al., 00 CV 4289 (filed July 24, 2000); Fahey v. Steven Madden, Ltd., et al., 00 CV 4712 (filed August 11, 2000); Process Engineering Services, Inc. v. Steven Madden, Ltd., et al., 00 CV 5002 (filed August 22, 2000). By Order dated December 8, 2000, the Court consolidated these eight actions, appointed Process Engineering, Inc., Michael Fasci and Mark and Libby Adams as lead plaintiffs and approved their selection of lead counsel. A settlement of these actions has been reached, subject to notice to the putative class members, a hearing and approval by the District Court. The District Court has set May 19, 2004 as the date for the hearing on the settlement. The tentative settlement is within the limits of the Company's insurance coverage.

Shareholder Derivative Actions

On or about September 26, 2000, a putative shareholders derivative action was commenced in the United States District Court for the Eastern District of New York, captioned Herrera v. Steven Madden and Steven Madden, Ltd., 00 CV 5803
(JG). The Company is named as a nominal defendant in the action. A settlement of these actions has been reached, subject to notice to the Company's shareholders, a hearing and approval by the District Court. The District Court has set May 19, 2004 as the date for the hearing on the settlement. The Company believes, after consultation with counsel, that its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance.

On or about November 28, 2001, a purported shareholder derivative complaint was filed in the United States District Court for the Eastern District of New York, captioned Herrera v. Karson, et al., 00 CV 7868. Named as defendants therein are the Company (as nominal defendant) and certain of the Company's present and/or former directors. A settlement of these actions has been reached, subject to notice to the Company's shareholders, a hearing and approval by the District Court. The Court has set May 19, 2004 as the date for the hearing on the settlement. The Company believes, after consultation with counsel, that its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance.

Other Actions

On or about June 6, 2003, an action was commenced in the United States District Court for the Central District of California, captioned Global Brand Marketing, Inc. v. Steve Madden Ltd., Case Number 03-4029. On April 13, 2004 the parties agreed to a settlement of this action. The settlement amount is not expected to have a material effect on the Company's financial position or result of operations. A stipulation of dismissal of this action has been executed by the parties and filed with the District Court.

On December 15, 2003, the Company commenced an action against LaRue Distributors, Inc. ("LaRue") in the United States District Court for the Southern District of New York. The Company seeks a declaratory judgment that the Company properly terminated a license agreement with LaRue and monetary damages for breaches of the license agreement and trademark infringement by LaRue. Subsequently, LaRue served an answer and counterclaim alleging that the license agreement was improperly terminated by the Company and seeking compensatory and punitive damages. The Company filed a reply denying any liability with respect to the counterclaim. The Company believes that it has substantial defenses to the counterclaim asserted by LaRue.

SEC Request for Information

On April 26, 2004, the Securities and Exchange Commission (the "SEC") sent the Company a letter requesting information and documents relating to, among other things, Steven Madden's employment with the Company. The Company intends to fully comply with the SEC's request.


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



(b)      Reports on Form 8-K

         During the quarter, the Company filed the following Current Reports on Form 8-K.

         (i) A Current Report on Form 8-K dated January 22, 2004 and filed on January 26, 2004 updating the Company's earnings expectations for the fourth quarter and full year 2003.

         (ii) A Current Report on Form 8-K dated February 26, 2004 and filed on March 3, 2004 announcing the Company's financial results for the fourth quarter and full year 2003.

         (iii) A Current Report on Form 8-K dated March 23, 2004 and filed on March 25, 2004 reporting that the Company had increased its expected cash flow from operations for 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  May 7, 2004





                                            STEVEN MADDEN, LTD.

                                            /s/ JAMIESON A. KARSON
                                            --------------------------------
                                            Jamieson A. Karson
                                            Chief Executive Officer


                                            /s/ ARVIND DHARIA
                                            --------------------------------
                                            Arvind Dharia
                                            Chief Financial Officer

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