Form 10-Q
period 2004-06-30
STEVEN MADDEN, LTD.
filed 2004-08-06
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2004
--------------------------------------------------------------------------------

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

As of August 2, 2004, the latest practicable date, there were 13,237,405 shares of common stock, $.0001 par value, outstanding.

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                  June 30, 2004


                                TABLE OF CONTENTS



PART I- FINANCIAL INFORMATION
ITEM 1.    Condensed Consolidated Financial Statements (Unaudited):

           Consolidated Balance Sheets..................................     3

           Consolidated Statements of Operations........................     4

           Consolidated Statements of Cash Flows........................     5

           Notes to Unaudited Condensed Consolidated Financial
           Statements...................................................     6


ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................    10

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk...    23

ITEM 4.    Controls and Procedures......................................    23

PART II - OTHER INFORMATION
ITEM 1.    Legal Proceedings............................................    24

ITEM 2.    Changes in Securities, Use of Proceeds and Issuer Purchases
           of Equity Securities.........................................    25

ITEM 4.    Submission of Matters to a Vote of Security Holders..........    25

ITEM 5.    Other Information............................................    26

ITEM 6.    Exhibits and Reports on Form 8-K.............................    26

           Signature....................................................    28

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

                                                                       June 30,      December 31,      June 30,
                                                                         2004            2003            2003
                                                                     ------------    ------------    ------------
                                                                     (unaudited)                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                          $     16,287    $     53,073    $     25,172
  Accounts receivable, net of allowances of $688, $452 and $452             6,143           4,281           3,385
  Due from factor, net of allowances of $1,973, $1,926 and $1,903          42,013          28,748          35,401
  Inventories                                                              29,251          23,858          25,256
  Marketable securities - available for sale                               10,486           3,229           9,956
  Prepaid expenses and other current assets                                 3,050           2,844           2,830
  Prepaid taxes                                                             2,839           4,270
  Deferred taxes                                                            2,437           1,692           1,633
                                                                     ------------    ------------    ------------

      Total current assets                                                112,506         121,995         103,633

Property and equipment, net                                                19,444          18,391          18,356
Deferred taxes                                                              5,618           5,618           3,699
Deposits and other                                                            431             370             295
Marketable securities - available for sale                                 40,508          29,430          34,257
Cost in excess of fair value of net assets acquired                         2,066           2,066           2,066
                                                                     ------------    ------------    ------------

                                                                     $    180,573    $    177,870    $    162,306
                                                                     ============    ============    ============

LIABILITIES
Current liabilities:
  Current portion of capital lease obligations                                       $          1    $          6
  Accounts payable                                                   $      7,538          11,087           6,119
  Accrued expenses                                                          4,642           5,767           9,486
                                                                     ------------    ------------    ------------

      Total current liabilities                                            12,180          16,855          15,611

Deferred rent                                                               1,996           1,828           1,664
                                                                     ------------    ------------    ------------

                                                                           14,176          18,683          17,275
                                                                     ------------    ------------    ------------

Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized;
  none issued; Series A Junior Participating preferred stock -
  $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 60,000 shares authorized, 14,582,
  14,459 and 14,286 shares issued, 13,252, 13,214 and
  13,041 outstanding                                                            1               1               1
Additional paid-in capital                                                 79,896          79,136          75,081
Retained earnings                                                          99,392          91,176          81,551
Unearned compensation                                                      (2,271)         (3,008)         (3,908)
Other comprehensive gain:
  Unrealized gain (loss) on marketable securities                          (1,029)           (127)            297
Treasury stock - 1,330, 1,245 and 1,245 shares at cost                     (9,592)         (7,991)         (7,991)
                                                                     ------------    ------------    ------------

                                                                          166,397         159,187         145,031
                                                                     ------------    ------------    ------------

                                                                     $    180,573    $    177,870    $    162,306
                                                                     ============    ============    ============

See accompanying notes to consolidated financial statements - unaudited        3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

                                                                      Three Months Ended            Six Months Ended
                                                                            June 30,                    June 30,
                                                                    ------------------------    ------------------------
                                                                       2004          2003          2004          2003
                                                                    ----------    ----------    ----------    ----------
Net sales:
  Wholesale                                                         $   59,804    $   63,335    $  114,871    $  120,927
  Retail                                                                26,430        22,409        50,131        43,515
                                                                    ----------    ----------    ----------    ----------

                                                                        86,234        85,744       165,002       164,442
                                                                    ----------    ----------    ----------    ----------

Cost of sales:
  Wholesale                                                             41,175        42,935        76,843        80,771
  Retail                                                                12,347        10,501        24,175        20,398
                                                                    ----------    ----------    ----------    ----------

                                                                        53,522        53,436       101,018       101,169
                                                                    ----------    ----------    ----------    ----------

Gross profit:
  Wholesale                                                             18,629        20,400        38,028        40,156
  Retail                                                                14,083        11,908        25,956        23,117
                                                                    ----------    ----------    ----------    ----------

                                                                        32,712        32,308        63,984        63,273

Commission and licensing fee income                                      1,811         2,145         3,227         3,835
Operating expenses                                                     (27,947)      (24,838)      (54,055)      (49,230)
                                                                    ----------    ----------    ----------    ----------

Income from operations                                                   6,576         9,615        13,156        17,878
Interest and other income, net                                             475           350         1,009           792
                                                                    ----------    ----------    ----------    ----------

Income before provision for income taxes                                 7,051         9,965        14,165        18,670
Provision for income taxes                                               2,961         4,185         5,949         7,841
                                                                    ----------    ----------    ----------    ----------

Net income                                                          $    4,090    $    5,780    $    8,216    $   10,829
                                                                    ==========    ==========    ==========    ==========

Basic income per share                                              $     0.31    $     0.45    $     0.62    $     0.84
                                                                    ==========    ==========    ==========    ==========

Diluted income per share                                            $     0.28    $     0.41    $     0.57    $     0.77
                                                                    ==========    ==========    ==========    ==========

Basic weighted average common shares outstanding                        13,299        12,927        13,276        12,858
Effect of dilutive securities - options/warrants/restricted stock        1,092         1,113         1,106         1,127
                                                                    ----------    ----------    ----------    ----------

Diluted weighted average common shares outstanding                      14,391        14,040        14,382        13,985
                                                                    ----------    ----------    ----------    ----------

See accompanying notes to consolidated financial statements - unaudited        4

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                  ------------------------
                                                                                     2004          2003
                                                                                  ----------    ----------
Cash flows from operating activities:
  Net income                                                                      $    8,216    $   10,829
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                                      2,451         2,537
    Noncash compensation                                                               1,275         1,427
    Provision for bad debts                                                              284           140
    Deferred rent expense                                                                168           132
    Realized loss (gain) on marketable securities                                        (14)          (35)
    Changes in:
      Accounts receivable                                                             (2,099)         (301)
      Due from factor                                                                (13,312)      (13,213)
      Inventories                                                                     (5,393)       (5,811)
      Prepaid expenses, prepaid taxes, deposits and other assets                       1,164        (1,176)
      Accounts payable and other accrued expenses                                     (4,674)       (3,274)
                                                                                  ----------    ----------

        Net cash used in operating activities                                        (11,934)       (8,745)
                                                                                  ----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment                                                  (3,504)       (3,820)
  Purchase of marketable securities                                                  (24,006)      (34,162)
  Sale/redemption of marketable securities                                             4,038        12,655
                                                                                  ----------    ----------

        Net cash used in investing activities                                        (23,472)      (25,327)
                                                                                  ----------    ----------

Cash flows from financing activities:
  Proceeds from options and warrants exercised                                           222         2,539
  Purchase of treasury stock                                                          (1,601)
  Repayment of lease obligations                                                          (1)           (8)
                                                                                  ----------    ----------

        Net cash (used in) provided by financing activities                           (1,380)        2,531
                                                                                  ----------    ----------

Net decrease in cash and cash equivalents                                            (36,786)      (31,541)
Cash and cash equivalents - beginning of period                                       53,073        56,713
                                                                                  ----------    ----------

Cash and cash equivalents - end of period                                         $   16,287    $   25,172
                                                                                  ----------    ----------

See accompanying notes to consolidated financial statements - unaudited        5

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
June 30, 2004


NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") and the results of its operations and cash flows for the periods presented. The results of its operations for the six and three-month periods ended June 30, 2004 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2003 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 12, 2004.

NOTE B - MARKETABLE SECURITIES

Marketable securities consist substantially of municipal and corporate bonds which have strong credit ratings and maturities greater than three months and up to five years at the time of purchase. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in shareholders' equity as accumulated other comprehensive income (loss). Amortization of premiums and discounts are included in interest income and are not material. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk. In addition, the Company invests in equity securities and mutual funds.

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

NOTE E - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Diluted income per share also reflects the unvested and un-issued shares promised to employees which have a dilutive effect. For the three months and six months ended June 30, 2004, approximately 100,000 stock options have been excluded from the calculation because inclusion of such shares would be anti-dilutive, as compared to approximately 695,000 and 801,000 shares, respectively, for the three and six months ended June 30, 2003.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
June 30, 2004


December 2003 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                       Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                     ------------------------    ------------------------
                                                        2004          2003          2004          2003
                                                     ----------    ----------    ----------    ----------
   Reported net income                               $    4,090    $    5,780    $    8,216    $   10,829
   Stock-based employee compensation included in
     reported net income, net of tax                         99            82           197           165

   Stock-based employee compensation determined
     under the fair value based method, net of tax         (705)         (690)       (1,518)       (1,254)
                                                     ----------    ----------    ----------    ----------

   Pro forma net income                              $    3,484    $    5,172    $    6,895    $    9,740
                                                     ==========    ==========    ==========    ==========

   Basic income per share:
     As reported                                     $     0.31    $     0.45    $     0.62    $     0.84
     Pro forma                                       $     0.26    $     0.40    $     0.52    $     0.76

   Diluted income per share:
     As reported                                     $     0.28    $     0.41    $     0.57    $     0.77
     Pro forma                                       $     0.24    $     0.37    $     0.48    $     0.70

In May 2004, the Company issued to the retiring Chairman of the Board of Directors 100,000 options to acquire common stock of the Company for $13.50 a share in accordance with the terms of his agreement with the Company. Subsequently, the Company entered into a consulting agreement with this individual, which among other things extended the exercise life of May 21, 2004 options through June 30, 2005. The Company recognized approximately $46 of compensation expense in the second quarter of 2004 and will amortize an additional $570 of $616 of compensation expense under the fair value based method over the one- year vesting period of these options.

NOTE G - COMPREHENSIVE INCOME

Comprehensive income for the three and six month periods ended June 30, 2004, after considering other comprehensive income including unrealized (loss) on marketable securities of $(886) and $(902) was $3,204 and $7,314 respectively. For the comparable periods ended June 30, 2003, after considering other comprehensive gains on marketable securities of $170 and $161, comprehensive income is $5,950 and $10,990 respectively.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
June 30, 2004


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

      A settlement of these actions was reached and, on May 25, 2004, the Court entered a Final Order and Judgment pursuant to which the Court dismissed these actions in accordance with the settlement agreement. The settlement amounts did not have a material effect on the Company's financial position.

[3]   Shareholder derivative actions:

      On or about September 26, 2000, a shareholder derivative action was commenced in the United States District Court for the Eastern District of New York, captioned, Herrera v. Steven Madden and Steven Madden, Ltd. The Company is named as a nominal defendant in the action. A settlement of these actions was reached and, on June 1, 2004, the Court entered an Amended Order and Final Judgment of Derivative Action pursuant to which the Court dismissed these actions in accordance with the settlement agreement. The settlement amounts did not have a material effect on the Company's financial position.

      On or about November 28, 2001, a shareholder derivative complaint was filed in the United States District Court for the Eastern District of New York, captioned Herrera v. Karson, et al. Named as defendants therein are the Company and certain of the Company's present and/or former directors. A settlement of these actions was reached and, on June 1, 2004, the Court entered an Amended Order and Final Judgment of Derivative Action pursuant to which the Court dismissed these actions in accordance with the settlement agreement. The settlement amounts did not have a material effect on the Company's financial position.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
June 30, 2004


NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER   (CONTINUED)

[4]   Other actions:

      (a) On or about June 6, 2003, an action was commenced in the United States District Court for the Central District of California, captioned Global Brand Marketing, Inc. v. Steve Madden Ltd. On April 13, 2004 the parties agreed to a settlement of this action. The settlement amount did not have a material effect on the Company's financial position or result of operations. A stipulation of dismissal of this action has been executed by the parties and filed with the District Court. On April 15, 2004, the Court dismissed this action.

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

      (c) On or about July 9, 2004, an action was filed in the United States District Court for the Southern District of New York against Steve Madden, Ltd. by Robert Marc for trademark infringement. In the action Robert Marc claims trademark infringement in connection with a "bar and dot" design on the sides of certain eyewear. The alleged infringing eyeglasses are manufactured and sold by Steve Madden, Ltd.'s licensee for eyewear, Colors in Optics, which is also a defendant in the suit. The case has been referred by the Judge to a Magistrate for a settlement conference. In any event it is not expected to have a material effect on the Company's financial position.

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

The following tables set forth information on operations for the periods indicated:

                         Selected Financial Information
                         ------------------------------
                                Six Months Ended
                                ----------------
                                     June 30
                                     -------
                                ($ in thousands)


                                           2004                    2003
                                     ----------------       ----------------

Consolidated:
------------

Net Sales                            $165,002     100%      $164,442     100%
Cost of Sales                         101,018      61        101,169      62
Gross Profit                           63,984      39         63,273      38
Other Operating Income                  3,227       2          3,835       2
Operating Expenses                     54,055      33         49,230      30
Income from Operations                 13,156       8         17,878      10
Interest and Other Income Net           1,009       1            792       1
Income Before Income Taxes             14,165       9         18,670      11
Net Income                              8,216       5         10,829       7

                         Selected Financial Information
                         ------------------------------
                                Six Months Ended
                                ----------------
                                     June 30
                                     -------
                                ($ in thousands)

                                          2004                    2003
                                   -------------------    --------------------

By Segment
WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
Madden Womens:
--------------
Net Sales                          $ 56,498        100%   $ 59,206         100%
Cost of Sales                        38,083         67      40,976          69
Gross Profit                         18,415         33      18,230          31
Other Operating Income                1,240          2       1,252           2
Operating Expenses                   14,312         25      14,329          24
Income from Operations                5,343         10       5,153           9

l.e.i. Footwear:
----------------
Net Sales                          $ 21,728        100%   $ 31,821         100%
Cost of sales                        14,583         67      19,948          63
Gross Profit                          7,145         33      11,873          37
Operating Expenses                    5,989         28       6,883          21
Income from Operations                1,156          5       4,990          16

Madden Mens:
------------
Net Sales                          $ 13,021        100%   $ 19,816         100%
Cost of sales                         9,097         70      12,890          65
Gross Profit                          3,924         30       6,926          35
Operating Expenses                    3,590         28       4,383          22
Income from Operations                  334          2       2,543          13

Candie's Footwear:
------------------
Net Sales                          $  6,951        100%         --          --
Cost of sales                         4,717         68          --          --
Gross Profit                          2,234         32          --          --
Operating Expenses                    1,889         27          --          --
Income from Operations                  345          5          --          --

Diva Acquisition Corp. (Steven):
--------------------------------
Net Sales                          $ 11,091        100%   $  4,330         100%
Cost of sales                         6,461         58       3,158          73
Gross Profit                          4,630         42       1,172          27
Operating Expenses                    2,463         22       1,224          28
Income (Loss) from Operations         2,167         20         (52)         (1)

Stevies Inc.:
-------------
Net Sales                          $  5,488        100%   $  5,754         100%
Cost of sales                         3,751         68       3,799          66
Gross Profit                          1,737         32       1,955          34
Other Operating Income                   --         --           9           0
Operating Expenses                    1,386         25       1,140          20
Income from Operations                  351          7         824          14

                         Selected Financial Information
                         ------------------------------
                                Six Months Ended
                                ----------------
                                     June 30
                                     -------
                                ($ in thousands)


                                           2004                     2003
                                   --------------------     -------------------

By Segment (Continued)

WHOLESALE DIVISIONS (Continued)
-------------------------------

Unionbay Men's Footwear:
------------------------
Net Sales                          $     94         100%          --         --
Cost of Sales                           151         161           --         --
Gross Loss                              (57)        (61)          --         --
Operating Expenses                      338         359           --         --
Loss from Operations                   (395)       (420)          --         --

RETAIL DIVISION:
----------------

Steven Madden Retail Inc.:
--------------------------

Net Sales                          $ 50,131         100%    $ 43,515        100%
Cost of Sales                        24,175          48       20,398         47
Gross Profit                         25,956          52       23,117         53
Operating Expenses                   22,911          46       20,081         46
Income from Operations                3,045           6        3,036          7
Number of Stores                         83                       82

ADESSO MADDEN INC.:
-------------------
 (FIRST COST)

Other Operating Revenue            $  1,987         100%    $  2,574        100%
Operating Expenses                    1,177          59        1,190         46
Income from Operations                  810          41        1,384         54

                         Selected Financial Information
                         ------------------------------
                               Three Months Ended
                               ------------------
                                     June 30
                                     -------
                                ($ in thousands)


                                          2004                    2003
                                   -------------------    --------------------

Consolidated:
-------------

Net Sales                          $ 86,234        100%   $ 85,744         100%
Cost of Sales                        53,522         62      53,436          62
Gross Profit                         32,712         38      32,308          38
Other Operating Income                1,811          2       2,145           2
Operating Expenses                   27,947         32      24,838          29
Income from Operations                6,576          8       9,615          11
Interest and Other Income Net           475          0         350           1
Income Before Income Taxes            7,051          8       9,965          12
Net Income                            4,090          5       5,780           7

By Segment
WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
Madden Womens:
--------------
Net Sales                          $ 30,964        100%   $ 30,311         100%
Cost of Sales                        21,380         69      21,896          72
Gross Profit                          9,584         31       8,415          28
Other Operating Income                  720          2         689           2
Operating Expenses                    7,488         24       7,486          25
Income from Operations                2,816          9       1,618           5

l.e.i. Footwear:
----------------
Net Sales                          $ 10,603        100%   $ 16,956         100%
Cost of sales                         7,263         68      10,428          62
Gross Profit                          3,340         32       6,528          38
Operating Expenses                    3,079         29       3,340          19
Income from Operations                  261          3       3,188          19

Madden Mens:
------------
Net Sales                          $  6,452        100%   $ 11,475         100%
Cost of sales                         4,689         73       7,317          64
Gross Profit                          1,763         27       4,158          36
Operating Expenses                    1,756         27       2,299          20
Income from Operations                    7          0       1,859          16

Candie's Footwear:
------------------
Net Sales                          $  3,735        100%         --          --
Cost of sales                         2,609         70          --          --
Gross Profit                          1,126         30          --          --
Operating Expenses                      930         25          --          --
Income from Operations                  196          5          --          --

Diva Acquisition Corp. (Steven):
--------------------------------
Net Sales                          $  5,842        100%   $  1,874         100%
Cost of sales                         3,541         61       1,444          77
Gross Profit                          2,301         39         430          23
Operating Expenses                    1,414         24         563          30
Income (Loss) from Operations           887         15        (133)         (7)

                         Selected Financial Information
                         ------------------------------
                               Three Months Ended
                               ------------------
                                     June 30
                                     -------
                                ($ in thousands)


                                          2004                     2003
                                  --------------------     -------------------

By Segment (Continued)

WHOLESALE DIVISIONS (Continued)
-------------------------------

Stevies Inc.:
-------------
Net Sales                         $  2,163         100%    $  2,719        100%
Cost of sales                        1,598          74        1,850         68
Gross Profit                           565          26          869         32
Operating Expenses                     703          32          512         19
Income (Loss) from Operations         (138)         (6)         357         13

Unionbay Men's Footwear:
------------------------
Net Sales                         $     45         100%          --         --
Cost of Sales                           95         211           --         --
Gross Loss                             (50)       (111)          --         --
Operating Expenses                     175         389           --         --
Loss from Operations                  (225)       (500)          --         --

RETAIL DIVISION:
----------------

Steven Madden Retail Inc.:
--------------------------
Net Sales                         $ 26,430         100%    $ 22,409        100%
Cost of Sales                       12,347          47       10,501         47
Gross Profit                        14,083          53       11,908         53
Operating Expenses                  11,807          45       10,036         45
Income from Operations               2,276           8        1,872          8
Number of Stores                        83                       82

ADESSO MADDEN INC.:
-------------------
 (FIRST COST)

Other Operating Revenue           $  1,091         100%    $  1,456        100%
Operating Expenses                     595          55          602         41
Income from Operations                 496          45          854         59



RESULTS OF OPERATIONS
 ($ in thousands)

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

Consolidated:
-------------

Total net sales for the six-month period ended June 30, 2004 remained virtually unchanged ($165,002 in 2004 as compared to $164,442 in 2003). Sales increases from the Retail Division, the Steven Wholesale Division and contribution from the new Candie's Wholesale Division were offset by declines in the Madden Womens, l.e.i., Madden Mens and Stevies Wholesale Divisions.

Gross profit as a percentage of sales increased to 39% in 2004 from 38% in 2003, primarily due to the sales mix change between the Wholesale and Retail Divisions. The Retail Division, which has a higher gross margin percentage, represented 30% of total net sales in 2004 compared to 26% in 2003.

Operating expenses increased to $54,055 in 2004 from $49,230 in 2003. The increase resulted from the Company's increased advertising expenditures in support of the brand, higher occupancy expenses, a reclassification of warehouse expense and the costs associated with the addition of Candie's and Unionbay Wholesale Divisions.

Income from operations was $13,156 in 2004 compared to $17,878 in 2003. Net income was $8,216 in 2004 compared to $10,829 in 2003, primarily because of additional expenses resulting from the initiatives taken by the Company as described in the previous paragraph.

Wholesale Divisions:
--------------------

Steven Madden, Ltd. (Madden Womens, l.e.i., Madden Mens and Candie's Footwear):

Sales from the Madden Womens Wholesale Division ("Madden Womens") accounted for $56,498 or 34%, and $59,206 or 36%, of total sales in 2004 and 2003, respectively. This decrease in sales occurred during the first quarter of 2004 and was the result of more conservative initial spring buying patterns among the Company's wholesale customers. Gross profit as a percentage of sales increased to 33% in 2004 from 31% in 2003, primarily due to cost effective sourcing and improved inventory management. Operating expenses remained virtually unchanged at $14,312 in 2004 compared to $14,329 in 2003. Income from operations for Madden Womens was $5,343 in 2004 compared to $5,153 in 2003.

Sales from the l.e.i. Footwear Wholesale Division ("l.e.i.") accounted for $21,728 or 13%, and $31,821 or 19%, of total sales in 2004 and 2003, respectively. The decrease in sales resulted from a reduction in the casual business. Gross profit as a percentage of sales decreased to 33% in 2004 from 37% in 2003 primarily due to an increase in markdown allowances caused by higher levels of promotional activities at retail. Operating expenses decreased to $5,989 in 2004 from $6,883 in 2003 due to decreases in selling and related expenses. Income from operations for l.e.i. was $1,156 in 2004 compared to $4,990 in 2003.

Sales from the Madden Mens Wholesale Division ("Madden Mens") accounted for $13,021 or 8%, and $19,816 or 12%, of total sales in 2004 and 2003, respectively. The sales decrease was the result of a downturn in the Men's casual fashion footwear segment and close-out of slow moving inventory. Gross profit as a percentage of sales decreased to 30% in 2004 from 35% in 2003 primarily due to an increase in markdown allowances caused by higher levels of promotional activities at retail. Operating expenses decreased to $3,590 in 2004 from $4,383 in 2003, due to decreases in selling and related expenses. Income from operations for Madden Mens was $334 in 2004 compared to $2,543 in 2003.

Candie's Footwear, (which began shipping in the fourth quarter of 2003) generated net sales of $6,951 or 4% of total sales in the first six months of 2004. Its customers are comprised of major department and specialty stores, including Belk, Macy's West, Rich's, Bon Marche, Robinson's, Filene's, Carson's and Nordstrom. The initial Candie's line was well received by both retailers and consumers and the Company anticipates that the brand will continue to gain market share during 2004.

Diva Acquisition Corp. ("Steven"):

Sales from Steven accounted for $11,091 or 7%, and $4,330 or 3%, of total sales in 2004 and 2003, respectively. The 156% increase in sales was principally due to the success of key styles including woods, jeweled sandals and dress mocs. Also, Steven added new retail doors, including Dillards, Macy's West and Parisians and initiated a replenishment program during the first quarter of 2004, enabling customers to generate weekly reorders with improved turn and profitability. Gross profit as a percentage of sales increased to 42% in 2004 from 27% in 2003, primarily the result of cost effective sourcing, and a reduction in close-out inventory. Operating expenses increased to $2,463 in 2004 from $1,224 in 2003 due to increases in selling, designing, marketing and advertising expenses. Income from operations for Steven was $2,167 in 2004 compared to loss from operation of $52 in 2003.

Stevies Inc. ("Stevies"):

Sales from Stevies accounted for $5,488 or 3%, and $5,754 or 3%, of total sales in 2004 and 2003, respectively. The Company reacted to the decrease in sales by putting in place new management, sales and design teams during the middle of the second quarter of 2004. Gross profit as a percentage of sales decreased to 32% in 2004 from 34% in 2003, primarily due to an increase in promotional activity. Operating expenses increased to $1,386 in 2004 from $1,140 in 2003 due to increases in payroll and payroll related expenses. Income from operations for Stevies was $351 in 2004 compared to $824 in 2003.

Unionbay Men's Footwear ("Unionbay"):

Unionbay, which launched in the fall of 2003, generated net sales of $94 in the first six months of 2004. The consumer acceptance of the fall 2003 line was less than expected. As a result, the Company changed product direction and changed the division's executive management team in the fourth quarter of 2003 which led the Company to bypass shipments of spring 2004 Unionbay products. While prospects for the fall of 2004 are somewhat improved, management is cautious in its outlook on Unionbay's contribution during the remainder of 2004.

Retail Division:
----------------

Sales from the Retail Division accounted for $50,131 or 30% and $43,515 or 26% of total sales in 2004 and 2003, respectively. As of June 30, 2004, there were 83 retail stores compared to 82 retail stores as of June 30, 2003. Comparable store sales for the six-month period ended June 30, 2004 increased 12% over the same period of 2003. The increase was achieved through management's immediate reaction to at-once demand for boots early in the first quarter of 2004. Additionally the increase was the result of a combination of higher unit sales and higher average selling prices, particularly in the Company's core women's footwear category. Gross profit as a percentage of sales decreased to 52% in 2004 from 53% in 2003, primarily due to an increase in promotional activity in the first quarter of 2004. Operating expenses for the Retail Division were $22,911 in 2004 and $20,881 in 2003. This increase was primarily due to increased incentive compensation associated with increased sales, higher occupancy expenses and higher advertising expenditures. Income from operations for the Retail Division was relatively unchanged ($3,045 in 2004 compared to $3,036 in 2003) inspite of increases in sales, due to the Company's investment in the brand through higher advertising costs and store images.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc. generated commission revenues of $1,987 in 2004, compared to commission revenues of $2,574 in 2003. This decrease was primarily the result of the popularity of inexpensive "flip flops" which were not part of Adesso-Madden's core product offerings. Income from operations for Adesso-Madden was $810 in 2004 compared to $1,384 in 2003.

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

Consolidated:
-------------

Total net sales for the three-month period ended June 30, 2004 increased by 1% to $86,234 in 2004 from $85,744 for the comparable period of 2003. Sales increases from the Retail Division, the Steven Wholesale Division, Madden Women's Wholesale Division and contribution from the new Candie's Wholesale Division were offset by declines in the l.e.i., Madden Mens and Stevies Wholesale Divisions. Gross profit as a percentage of sales remained at 38% in 2004, the same as in 2003.

Operating expenses increased to $27,947 in 2004 from $24,838 in 2003. The increase resulted from the Company's increased advertising expenditures in support of the brand, higher occupancy expenses, a reclassification of warehouse expense and the costs associated with the addition of Candie's and Unionbay Wholesale Divisions.

Income from operations was $6,576 in 2004 compared to $9,615 in 2003. Net income was $4,090 in 2004 compared to $5,780 in 2003 primarily the result of the initiatives taken by the Company as described in the previous paragraph.

Wholesale Divisions:
--------------------

Steven Madden, Ltd. (Madden Womens, l.e.i., Madden Mens and Candie's Footwear):

Sales from Madden Womens accounted for $30,964 or 36%, and $30,311 or 35%, of total sales in 2004 and 2003, respectively. This increase in sales was the result of improved sell-through and reorders that materialized during the second quarter on a variety of styles. Gross profit as a percentage of sales increased to 31% in 2004 from 28% in 2003, primarily due to cost effective sourcing and improved inventory management. Operating expenses remained virtually unchanged at $7,488 in 2004 compared to $7,486 in 2003. Income from operations for Madden Womens was $2,816 in 2004 compared to $1,618 in 2003.

Sales from l.e.i. accounted for $10,603 or 12%, and $16,956 or 20%, of total sales in 2004 and 2003, respectively. The decrease in sales resulted from a migration of mid- tier customers away from casual "closed up" styles and the consumers' resistance to the evolution of l.e.i. into better trending categories. Gross profit as a percentage of sales decreased to 32% in 2004 from 38% in 2003 primarily due to an increase in markdown allowances caused by higher levels of promotional activities at retail. Operating expenses decreased to $3,079 in 2004 from $3,340 in 2003 due to decreases in selling and related expenses. Income from operations for l.e.i. was $261 in 2004 compared to $3,188 in 2003.

Sales from Madden Mens accounted for $6,452 or 7%, and $11,475 or 13%, of total sales in 2004 and 2003, respectively. The sales decrease was the result of the disappointing performance of the fall line and the downturn in the fashion casual space that led to reduction in orders from some large customers. Gross profit as a percentage of sales decreased to 27% in 2004 from 36% in 2003 primarily due to an increase in markdown allowances caused by higher levels of promotional activities at retail. Operating expenses decreased to $1,756 in 2004 from $2,299 in 2003, due to decreases in selling and related expenses. Income from operations for Madden Mens was $7 in 2004 compared to $1,859 in 2003.

Candie's Footwear, (which began shipping in the fourth quarter of 2003) generated net sales of $3,735 in the second quarter of 2004. Its customers are comprised of major department and specialty stores, including Belk, Macy's West, Rich's, Bon Marche, Robinson's, Filene's, Carson's and Nordstrom. The initial Candie's line was well received by both retailers and consumers and the Company anticipates that the brand will continue to gain market share during 2004.

Diva Acquisition Corp. ("Steven"):

Sales from Steven accounted for $5,842 or 7%, and $1,874 or 2%, of total sales in 2004 and 2003, respectively. The 212% increase in sales was principally due to the success of key styles including woods, jeweled sandals and dress mocs. Gross profit as a percentage of sales increased to 39% in 2004 from 23% in 2003, primarily the result of cost effective sourcing, and lower levels of close out inventory. Operating expenses increased to $1,414 in 2004 from $563 in 2003 due to increases in selling, designing, marketing and advertising expenses. Income from operations for Steven was $887 in 2004 compared to loss from operation of $133 in 2003.

Stevies Inc. ("Stevies"):

Sales from Stevies accounted for $ 2,163 or 3%, and $2,719 or 3%, of total sales in 2004 and 2003, respectively. The Company reacted to the decrease in sales by putting in place new management, sales and design teams during the middle of the second quarter of 2004. Gross profit as a percentage of sales decreased to 26% in 2004 from 32% in 2003, primarily due to an increase in promotional activity. Operating expenses increased to $703 in 2004 from $512 in 2003 due to increases in payroll and payroll related expenses. Loss from operations for Stevies was $138 in 2004 compared to income from operations of $357 in 2003.

Unionbay Men's Footwear ("Unionbay"):

Unionbay, which launched in the fall of 2003, generated net sales of $45 in the second quarter of 2004. The consumer acceptance of the fall 2003 line was less than expected. As a result, the Company changed product direction and changed the division's executive management team in the fourth quarter of 2003 which led the Company to bypass shipments of spring 2004 Unionbay products. While prospects for the fall of 2004 are somewhat improved, management is cautious in its outlook on Unionbay's contribution during the remainder of 2004.

Retail Division:
----------------

Sales from the Retail Division accounted for $26,430 or 31% and $22,409 or 26% of total sales in 2004 and 2003, respectively. As of June 30, 2004, there were 83 retail stores compared to 82 retail stores as of June 30, 2003. Comparable store sales for the three-month period ended June 30, 2004 increased 15% over the same period of 2003. The increase was achieved through a combination of higher unit sales and higher average selling prices, particularly in the Company's core women's footwear category. Gross profit as a percentage of sales remained at 53% in 2004, the same as in 2003. Operating expenses for the Retail Division were $11,807 in 2004 and $10,036 in 2003. This increase was primarily due to increased incentive compensation associated with increased sales, higher occupancy expenses and higher advertising expenditures. Income from operations for the Retail Division was $2,276 in 2004 compared to $1,872 in 2003.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc. generated commission revenues of $1,091 in 2004, compared to commission revenues of $1,456 in 2003. This decrease was primarily the result of the popularity of inexpensive "flip flops" which were not part of Adesso-Madden's core product offerings. Income from operations for Adesso-Madden was $496 in 2004 compared to $854 in 2003.

LICENSE AGREEMENTS

Revenue generated from licensing was $1,240 in the first six months of 2004 compared to $1,261 in 2003. As of June 30, 2004, the Company had five license partners covering five product categories of its Steve Madden brand. The product categories include, hosiery, sunglasses, eyewear, belts and outerwear.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $100,326 at June 30, 2004 compared to $105,140 at December 31, 2003. The decrease was the result of management's decision to move a portion of excess cash into long-term marketable securities.

Under the terms of a factoring agreement with Capital Factors, Inc., the Company is eligible to draw down 80% of its invoiced receivables at an interest rate of two points below the Prime Rate (as defined in such agreement). The agreement with Capital Factors expires December 31, 2004. Capital Factors maintains a lien on all of the Company's receivables and assumes the credit risk for all assigned accounts approved by them. Under the agreement, the Company has a credit line of $15 million. As of June 30, 2004 the Company did not use any portion of the credit line.

As of June 30, 2004 the Company had invested $50,994 in marketable securities consisting of corporate bonds, U.S. Treasury notes, government asset-backed securities and equities.

The Company believes that based upon its current financial position and available cash and marketable securities, it will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES

During the six-month period ended June 30, 2004, net cash used by operating activities was $11,934. Uses of cash was caused primarily by the following; an increase in non-factored accounts receivable of $2,099; an increase in factored accounts receivable of $13,312 caused by a sales increase to mid-tier customers who typically have longer terms; an increase in inventories of $5,393 due to the addition of new divisions and the early receipt of fall inventory; and a decrease in accounts payable and other accrued expenses of $4,674. Sources of cash were provided principally by net income of $8,216 and decrease in prepaid expenses, prepaid taxes, deposits and other assets of $1,164.

Future minimum annual lease payments (for leases of office, showroom and retail facilities) under non-cancelable operating leases consist of the following at June 30:


        2004                                      $   9,815
        2005                                         10,338
        2006                                         10,417
        2007                                         10,001
        2008                                          8,512
        Thereafter                                   25,690
                                                  ---------
                                                  $  74,773
                                                  =========


At June 30, 2004, the Company had un-negotiated open letters of credit for the purchase of imported merchandise of approximately $21,679.

The Company has an employment agreement with Steve Madden, its Creative and Design Chief, which provides for an annual base salary of $700,000 through June 30, 2011. Mr. Madden is entitled to receive base salary payments during periods that he is not actively engaged in the duties of Creative and Design Chief. The agreement also provides for an annual performance bonus, an annual option grant at exercise prices equal to the market price on the date of grant and a non-accountable expense allowance, however, the Company is not required to pay the bonus for any fiscal year that Mr. Madden is not actively engaged in the duties of Creative and Design Chief for at least six months, the Company is not required to grant an annual option if Mr. Madden is not actively engaged in the duties of Creative and Design Chief for at least six months out of the twelve months immediately preceding the grant date for such annual option and the Company is not required to pay the expense allowance for any month during which Mr. Madden is not actively engaged in the duties of Creative and Design Chief.

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $1,818 in 2004, $1,060 in 2005 and $234 in 2006. In addition, such employment agreements provide for incentive compensation based on various performance criteria as well as other benefits.

Significant portions of the Company's products are produced at overseas locations, the majority of which are located in Brazil, China, Italy and Spain. The Company has not entered into any long-term manufacturing or supply contracts with any of these foreign companies. The Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products. In addition, the Company currently makes approximately ninety-eight percent (98%) of its purchases in U.S. dollars.

INVESTING ACTIVITIES

During the six-month period ended June 30, 2004, the Company invested $24,006 in marketable securities and received $4,038 from maturities and sales of securities. In addition, the Company incurred capital expenditures of $3,504 principally for leasehold improvements to its corporate office space and computer systems upgrades.

FINANCING ACTIVITIES

During the six-month period ended June 30, 2004, the Company repurchased 85,200 shares of the Company's common stock at a total cost of $1,601.

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

Impact of Foreign Manufacturers: Substantial portions of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the six-month period ended June 30, 2004, approximately 90% of the Company's products were purchased from sources outside the United States, primarily from China, Brazil, Italy and Spain.

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

Expansion of Retail Business: The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), Stevies, Steven, Steve Madden Mens, l.e.i.(R) , Unionbay(R) and Candie's(R) brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. During the first the first six months of 2004 the Company opened two (2) Steve Madden retail stores and has plans to open approximately eight to ten (8-10) additional stores during the remainder of 2004. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results can be maintained or will increase in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

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

Outstanding Options: As of August 3, 2004 there were outstanding options to purchase an aggregate of approximately 2,549,475 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the market price of the Company's stock is significantly higher than the exercise price of the options. Further, while its options are outstanding, they may adversely affect the terms on which the Company could obtain additional capital, if required.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of June 30, 2004, the Company had investments in marketable securities valued at $50,994, which consists principally of federal and state obligations. These obligations have various maturities through December 2008. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. The Company currently has the ability to hold these investments until maturity. Should there be a significant increase in interest rates, the value of these investments would be negatively affected unless they were held to maturity. In addition, any further decline in interest rates would reduce the Company's interest income.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the fiscal quarter covered by this quarterly report. As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this quarterly report.

Part II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings in which the Company is involved are discussed in Note J to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003; Part I, Item 3, of the Company's Annual Report on Form 10-K for the year ended December 31, 2003; and
Part II, Item 1, of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. The following discussion is limited to recent developments concerning certain of the Company's legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding.

Class Action

Between June and August 2000, eight putative securities fraud class action lawsuits were commenced in the United States District Court for the Eastern District of New York against the Company, Steven Madden and, in five of the actions, Rhonda J. Brown (the former President and a former director of the Company) and Arvind Dharia. These actions were captioned: Wilner v. Steven Madden, Ltd., et al., 00 CV 3676 (filed June 21, 2000); Connor v. Steven Madden, et al., 00 CV 3709 (filed June 22, 2000); Blumenthal v. Steven Madden, Ltd., et al., 00 CV 3709 (filed June 23, 2000); Curry v. Steven Madden, Ltd., et al., 00 CV 3766 (filed June 26, 2000); Dempster v. Steven Madden Ltd., et al., 00 CV 3702 (filed June 30, 2000); Salafia v. Steven Madden, Ltd., et al., 00 CV 4289 (filed July 24, 2000); Fahey v. Steven Madden, Ltd., et al., 00 CV 4712 (filed August 11, 2000); Process Engineering Services, Inc. v. Steven Madden, Ltd., et al., 00 CV 5002 (filed August 22, 2000). By Order dated December 8, 2000, the Court consolidated these eight actions, appointed Process Engineering, Inc., Michael Fasci and Mark and Libby Adams as lead plaintiffs and approved their selection of lead counsel. A settlement of these actions was reached and, on May 25, 2004, the Court entered a Final Order and Judgment pursuant to which the Court dismissed these actions in accordance with the settlement agreement.

Shareholder Derivative Actions

On or about September 26, 2000, a putative shareholders derivative action was commenced in the United States District Court for the Eastern District of New York, captioned Herrera v. Steven Madden and Steven Madden, Ltd., 00 CV 5803
(JG). The Company is named as a nominal defendant in the action. A settlement of these actions was reached and, on June 1, 2004, the Court entered an Amended Order and Final Judgment of Derivative Action pursuant to which the Court dismissed these actions in accordance with the settlement agreement.

On or about November 28, 2001, a purported shareholder derivative complaint was filed in the United States District Court for the Eastern District of New York, captioned Herrera v. Karson, et al., 00 CV 7868. Named as defendants therein are the Company (as nominal defendant) and certain of the Company's present and/or former directors. A settlement of these actions was reached and, on June 1, 2004, the Court entered an Amended Order and Final Judgment of Derivative Action pursuant to which the Court dismissed these actions in accordance with the settlement agreement.

Other Actions

On or about June 6, 2003, an action was commenced in the United States District Court for the Central District of California, captioned Global Brand Marketing, Inc. v. Steve Madden Ltd., Case Number 03-4029. On April 13, 2004 the parties agreed to a settlement of this action. The settlement amount did not have a material effect on the Company's financial position or result of operations. A stipulation of dismissal of this action has been executed by the parties and filed with the District Court. On April 15, 2004, the Court dismissed this action.

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

On or about July 9, 2004, an action was filed in the United States District Court for the Southern District of New York against the Company by Robert Marc for trademark infringement, captioned Robert Marc v. Steve Madden, Ltd. Case No. 04 CV 5354 (JGK). In the action Robert Marc claims trademark infringement in connection with a "bar and dot" design on the sides of certain eyewear. The alleged infringing eyeglasses are manufactured and sold by the Company's licensee for eyewear, Colors in Optics, which is also a defendant in the suit The case has been referred by the Judge to a Magistrate for a settlement conference. In any event this case is not expected to have a material effect on the Company's financial position.

SEC Request for Information

On April 26, 2004, the Securities and Exchange Commission (the "SEC") sent the Company a letter requesting information and documents relating to, among other things, Steven Madden's employment with the Company. The Company intends to fully comply with the SEC's request.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information as of June 30, 2004 with respect to the shares of common stock repurchased by the Company during the second quarter of fiscal 2004:

--------------------------------------------------------------------------------

  Period     Total      Average     Total Number of     Maximum dollar amount of
             Number of  Price Paid  Shares Purchased as Shares that May Yet Be
             Shares     per Share   Part of Publicly    Puchased Under the Plans
             Purchased              Announced Plans or  or Programs
                                    Programs (1)
--------------------------------------------------------------------------------

  4/1/04 -           0          0             0             $20,000,000
  4/30/04
--------------------------------------------------------------------------------

  5/1/04 -      74,900     $18.76        74,900             $18,594,783
  5/31/04
--------------------------------------------------------------------------------

  6/1/04 -      10,300     $19.00        10,300             $18,399,083
  6/30/04
--------------------------------------------------------------------------------

  Total         85,200     $18.79        85,200             $18,399,083
--------------------------------------------------------------------------------


(1) The Board of Directors of the Company recently amended the Company's previously announced share repurchase program. The amended share repurchase program, which is effective as of January 1, 2004, provides for share repurchases in the aggregate amount of $20 million and has no set expiration or termination date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company held on May 21, 2004 (the "Annual Meeting"), the stockholders of the Company approved an amendment to the Company's 1999 Stock Plan to increase the number of shares subject to awards granted under the 1999 Stock Plan. The stockholders of the Company also ratified the appointment of Eisner LLP as independent auditors of the Company for fiscal year 2004. In addition, at the Annual Meeting the stockholders of the Company elected seven directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.

The affirmative vote of the holders of a majority of the total votes cast was required to approve the amendment to the 1999 Stock Plan and to ratify the appointment of Eisner LLP and the affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

With respect to the approval of the amendment to the 1999 Stock Plan and the appointment of Eisner LLP, set forth below is information on the results of the votes cast at the Annual Meeting.


                                           For          Against      Abstained
                                           ---          -------      ---------

          Amendment to the 1999
          Stock Plan                     6,105,620     3,478,535     1,462,913

          Appointment of Eisner LLP     12,620,219       276,825           950


With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cast and/or withheld with respect to each such nominee.

              Nominees                   For               Withheld
     -------------------------      --------------      --------------

       Jamieson A. Karson             10,362,772          2,535,222
       Jeffrey Birnbaum               10,330,121          2,567,873
       Marc S. Cooper                 10,343,121          2,554,873
       John L. Madden                 10,329,505          2,568,489
       Peter Migliorini               12,182,554            715,440
       Thomas H. Schwartz             12,564,589            333,405
       Awadhesh Sinha                 12,182,554            715,440


ITEM 5.  OTHER INFORMATION.

On July 22, 2004 at a regularly scheduled meeting of the Board of Directors of the Company, Jamieson Karson, the Company's Chief Executive Officer, was appointed Chairman of the Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         (10.16) Amendment No. 1 to Employment Agreement of Jamieson Karson.

         (10.17) Consulting Agreement between the Company and Charles Koppelman.

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

         (32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         During the quarter, the Company filed the following Current Reports on Form 8-K.

         (i) A Current Report on Form 8-K dated April 27, 2004 and filed on April 29, 2004 announcing the Company's financial results for the first quarter of 2004.

         (ii) A Current Report on Form 8-K dated May 20, 2004 and filed on May 21, 2004 reporting that the Company had sent a letter to FMR Corp., one of the Company's stockholders, providing that the Company's management would request that the board of directors consider amending the Company's 1999 stock plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  August 6, 2004





                                           STEVEN MADDEN, LTD.


                                           /s/ JAMIESON A. KARSON
                                           ------------------------------------
                                           Jamieson A. Karson
                                           Chairman and Chief Executive Officer



                                           /s/ ARVIND DHARIA
                                           ------------------------------------
                                           Arvind Dharia
                                           Chief Financial Officer

     Exhibit No            Description
     ----------            -----------

     10.16                 Amendment No. 1 to Employment Agreement of Jamieson
                           Karson.

     10.17                 Consulting Agreement between the Company and Charles
                           Koppelman.

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.