Form 10-Q
period 2004-09-30
STEVEN MADDEN, LTD.
filed 2004-11-09
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2004
--------------------------------------------------------------------------------

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

As of November 3, 2004, the latest practicable date, there were 13,053,505 shares of common stock, $.0001 par value, outstanding.

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                               September 30, 2004


                                TABLE OF CONTENTS



PART I- FINANCIAL INFORMATION
ITEM 1.    Condensed Consolidated Financial Statements (Unaudited):

           Consolidated Balance Sheets..................................     3

           Consolidated Statements of Operations........................     4

           Consolidated Statements of Cash Flows........................     5

           Notes to Unaudited Condensed Consolidated Financial
           Statements...................................................     6


ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................    11

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk...    25

ITEM 4.    Controls and Procedures......................................    25

PART II - OTHER INFORMATION
ITEM 1.    Legal Proceedings............................................    26

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds..    27


ITEM 6.    Exhibits and Reports on Form 8-K.............................    27

           Signature....................................................    28

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

                                                                     September 30,    December 31,     September 30,
                                                                         2004             2003             2003
                                                                     -------------    -------------    -------------
                                                                     (unaudited)                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $      18,128    $      53,073    $      34,180
   Accounts receivable, net of allowances of $688, $452 and $452             3,223            4,281            6,747
   Due from factor, net of allowances of $1,973, $1,926 and $1,909          45,370           28,748           32,256
   Inventories                                                              30,441           23,858           22,983
   Marketable securities - available for sale                               10,183            3,229            7,969
   Prepaid expenses and other current assets                                 2,403            2,844            3,776
   Prepaid taxes                                                               405            4,270
   Deferred taxes                                                            2,292            1,692            1,633
                                                                     -------------    -------------    -------------

        Total current assets                                               112,445          121,995          109,544

Property and equipment, net                                                 20,372           18,391           18,403
Deferred taxes                                                               5,618            5,618            3,699
Deposits and other                                                             428              370              366
Marketable securities - available for sale                                  40,225           29,430           36,440
Cost in excess of fair value of net assets acquired                          2,066            2,066            2,066
                                                                     -------------    -------------    -------------

                                                                     $     181,154    $     177,870    $     170,518
                                                                     =============    =============    =============

LIABILITIES
Current liabilities:
   Current portion of capital lease obligations                                       $           1    $           3
   Accounts payable                                                  $       7,571           11,087            8,524
   Accrued expenses                                                          4,401            5,300            5,928
    Accrued incentive compensation                                             292              467              951
                                                                     -------------    -------------    -------------
        Total current liabilities                                           12,264           16,855           15,406

Deferred rent                                                                2,141            1,828            1,714
                                                                     -------------    -------------    -------------

                                                                            14,405           18,683           17,120
                                                                     -------------    -------------    -------------

Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized;
   none issued; Series A Junior Participating preferred stock -
   $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 60,000 shares authorized, 14,582,
   14,459 and 14,355 shares issued, 13,054, 13,214 and
   13,110 outstanding                                                            1                1                1
Additional paid-in capital                                                  79,395           79,136           76,359
Retained earnings                                                          103,078           91,176           88,624
Unearned compensation                                                       (1,663)          (3,008)          (3,690)
Other comprehensive gain:
   Unrealized gain (loss) on marketable securities                            (829)            (127)              95
Treasury stock - 1,528, 1,245 and 1,245 shares at cost                     (13,233)          (7,991)          (7,991)
                                                                     -------------    -------------    -------------

                                                                           166,749          159,187          153,398
                                                                     -------------    -------------    -------------

                                                                     $     181,154    $     177,870    $     170,518
                                                                     =============    =============    =============

See accompanying notes to consolidated financial statements - unaudited        3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

                                                                       Three Months Ended           Nine Months Ended
                                                                          September 30,               September 30,
                                                                    ------------------------    ------------------------
                                                                       2004          2003          2004          2003
                                                                    ----------    ----------    ----------    ----------
Net sales:
   Wholesale                                                        $   64,851    $   65,601    $  179,722    $  186,528
   Retail                                                               23,759        23,062        73,890        66,577
                                                                    ----------    ----------    ----------    ----------

                                                                        88,610        88,663       253,612       253,105
                                                                    ----------    ----------    ----------    ----------

Cost of sales:
   Wholesale                                                            45,629        42,252       122,472       123,023
   Retail                                                               11,531        10,815        35,706        31,213
                                                                    ----------    ----------    ----------    ----------

                                                                        57,160        53,067       158,178       154,236
                                                                    ----------    ----------    ----------    ----------

Gross profit:
   Wholesale                                                            19,222        23,349        57,250        63,505
   Retail                                                               12,228        12,247        38,184        35,364
                                                                    ----------    ----------    ----------    ----------

                                                                        31,450        35,596        95,434        98,869

Commission and licensing fee income                                      1,702         2,205         4,929         6,040
Operating expenses                                                     (27,285)      (26,094)      (81,340)      (75,324)
                                                                    ----------    ----------    ----------    ----------

Income from operations                                                   5,867        11,707        19,023        29,585
Interest and other income, net                                             488           426         1,497         1,218
                                                                    ----------    ----------    ----------    ----------

Income before provision for income taxes                                 6,355        12,133        20,520        30,803
Provision for income taxes                                               2,669         5,060         8,618        12,901
                                                                    ----------    ----------    ----------    ----------

Net income                                                          $    3,686    $    7,073    $   11,902    $   17,902
                                                                    ==========    ==========    ==========    ==========

Basic income per share                                              $     0.28    $     0.54    $     0.90    $     1.38
                                                                    ==========    ==========    ==========    ==========

Diluted income per share                                            $     0.26    $     0.50    $     0.83    $     1.27
                                                                    ==========    ==========    ==========    ==========

Basic weighted average common shares outstanding                        13,177        13,073        13,243        12,930
Effect of dilutive securities - options/warrants/restricted stock        1,043         1,194         1,085         1,131
                                                                    ----------    ----------    ----------    ----------

Diluted weighted average common shares outstanding                      14,220        14,267        14,328        14,061
                                                                    ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements - unaudited        4

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                   ------------------------
                                                                                      2004          2003
                                                                                   ----------    ----------
Cash flows from operating activities:
   Net income                                                                      $   11,902    $   17,902
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                     3,654         3,666
      Noncash compensation                                                              1,479         2,195
      Provision for bad debts                                                             283           146
      Deferred rent expense                                                               313           182
      Realized loss (gain) on marketable securities                                       (70)          (56)
      Changes in:
        Accounts receivable                                                               822        (3,663)
        Due from factor                                                               (16,669)      (10,074)
        Inventories                                                                    (6,583)       (3,538)
        Prepaid expenses, prepaid taxes, deposits and other assets                      4,248        (2,193)
        Accounts payable and other accrued expenses                                    (4,687)       (3,476)
                                                                                   ----------    ----------

           Net cash used in operating activities                                       (5,308)        1,091
                                                                                   ----------    ----------

Cash flows from investing activities:
   Purchase of property and equipment                                                  (5,635)       (4,996)
   Purchase of marketable securities                                                  (26,132)      (41,840)
   Sale/redemption of marketable securities                                             7,150        19,956
                                                                                   ----------    ----------

           Net cash used in investing activities                                      (24,617)      (26,880)
                                                                                   ----------    ----------

Cash flows from financing activities:
   Proceeds from options and warrants exercised                                           223         3,267
    Purchase of treasury stock                                                         (5,242)
   Repayment of lease obligations                                                          (1)          (11)
                                                                                   ----------    ----------

           Net cash (used in) provided by financing activities                         (5,020)        3,256
                                                                                   ----------    ----------

Net decrease in cash and cash equivalents                                             (34,945)      (22,533)
Cash and cash equivalents - beginning of period                                        53,073        56,713
                                                                                   ----------    ----------

Cash and cash equivalents - end of period                                          $   18,128    $   34,180
                                                                                   ==========    ==========

See accompanying notes to consolidated financial statements - unaudited        5

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
September 30, 2004


NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") and the results of its operations and cash flows for the periods presented. The results of its operations for the nine and three-month period ended September 30, 2004 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2003 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 12, 2004.

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

NOTE D - REVENUE RECOGNITION

The Company recognizes revenue on wholesale sales when products are shipped pursuant to our standard terms which are f.o.b. warehouse. Allowances for anticipated discounts and allowances are recognized when sales are recorded. Customers retain the right to replacement of product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company earns commission income as a buying agent through its Adesso-Madden Division by arranging to produce private label shoes to the specifications of its clients. Commission revenue is recognized as earned when title of product transfers from the manufacturer to the customer and is recorded on a net basis.

The Company licenses its Steve Madden trademark for use in connection with the manufacturing, marketing and sale of outerwear, handbags, belts, sunglasses, eyewear and hosiery. Each license agreement requires the licensee to pay to the Company a royalty based on net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising of the Steve Madden brand. Licensing revenue is recognized on the basis of net sales reported by the licensees or, if greater, minimum guaranteed royalties when received and earned. In substantially all of our license agreements, the minimum guaranteed royalty is earned and payable (due in advance on the first day of the quarter) on a quarterly basis.

NOTE E - SALES DEDUCTIONS

The Company supports retailers' initiatives to maximize the sales of the Company's products on the retail floor by subsidizing the coop advertising programs of such retailers, providing such retailers with inventory markdown allowances and participating in various other marketing initiatives of such retailers. Such expenses are reflected in the financial statements as deductions to net sales. For the three and nine month period ended September 30, 2004, the total deduction to net sales for these expenses was $8,158,000 and $22,782,000 as compared to $7,124,000 and $20,597,000 for the comparable periods in 2003.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
September 30, 2004


NOTE F - COST OF SALES

All costs incurred to bring finished products to our warehouse are included in the cost of sales line item of the Company's Consolidated Statement of Operations. These include purchase commissions, letter of credit fees, f.o.b. costs, sample expenses, custom duty, inbound freight, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of the Company's Consolidated Statement of Operations. The Company classifies all shipping costs to customers as operating expenses. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies may include them in operating expenses.

NOTE G - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Diluted income per share also reflects the unvested and unissued shares that the Company has agreed to issue to certain employee and independent contractors in the future if certain conditions are met which have a dilutive effect. For the three months and nine months ended September 30, 2004, approximately 1,210,000 and 135,000 stock options, respectively, have been excluded from the calculation because inclusion of such shares would be antidilutive, as compared to approximately 70,000 and 559,000 stock options, respectively, for the three and nine months ended September 30, 2003.

NOTE H - STOCK-BASED COMPENSATION

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

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                      ----------------------------    ----------------------------
                                                          2004            2003            2004            2003
                                                      ------------    ------------    ------------    ------------
   Reported net income                                $      3,686    $      7,073    $     11,902    $     17,902
   Stock-based employee compensation included in
      reported net income, net of tax                          102             149             299             314
   Stock-based employee compensation determined
      under the fair value based method, net of tax           (968)           (748)         (2,486)         (2,002)
                                                      ------------    ------------    ------------    ------------

   Pro forma net income                               $      2,820    $      6,474    $      9,715    $     16,214
                                                      ============    ============    ============    ============

   Basic income per share:
      As reported                                     $       0.28    $       0.54    $       0.90    $       1.38
      Pro forma                                       $       0.21    $       0.50    $       0.73    $       1.25

   Diluted income per share:
      As reported                                     $       0.26    $       0.50    $       0.83    $       1.27
      Pro forma                                       $       0.20    $       0.45    $       0.68    $       1.15

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
September 30, 2004


NOTE I - COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended September 30, 2004, after considering other comprehensive income including unrealized gain
(loss) on marketable securities of $200 and $(702) was $3,886 and $11,200 respectively. For the comparable periods ended September 30, 2003, after considering other comprehensive (loss) on marketable securities of $(202) and $(41), comprehensive income was $6,871 and $17,861 respectively.

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

       On May 3, 2002, Mr. Madden was sentenced in the United States District Court for the Eastern District of New York to forty-one (41) months' imprisonment in connection with the remaining two charges to which he pled guilty. The sentences will run concurrently. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden has agreed to not serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the Securities and Exchange Commission complaint alleged any wrongdoing by the Company or its other officers and directors. Mr. Madden began serving his sentence in September of 2002.

       In December 2001, the Company purchased a loss mitigation policy to cover costs arising out of lawsuits related to the June 2000 federal indictment of Steven Madden described above. The policy covers the Company's anticipated damages and legal costs in connection with such lawsuits. The Company is obligated to pay for damages and costs in excess of the policy limits. The cost of the policy was $6,950,000. It is the Company's policy not to recognize any expected insurance recoveries until received.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
September 30, 2004


NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

[3]    Shareholder derivative actions: (continued)

       on June 1, 2004, the Court entered an Amended Order and Final Judgment of Derivative Action pursuant to which the Court dismissed these actions in accordance with the settlement agreement. The settlement amounts did not have a material effect on the Company's financial position.

       On or about November 28, 2001, a shareholder derivative complaint was filed in the United States District Court for the Eastern District of New York, captioned Herrera v. Karson, et al. The Company and certain of the Company's present and/or former directors were named as defendants in this action. A settlement of these actions was reached and, on June 1, 2004, the Court entered an Amended Order and Final Judgment of Derivative Action pursuant to which the Court dismissed these actions in accordance with the settlement agreement. The settlement amounts did not have a material effect on the Company's financial position.


[4]    Other actions:

         (a) The Company and certain of the Company's present and/or former directors have been named in an action commenced in the United States District Court for the Eastern District of New York by the Safeco Surplus Lines Insurance Company captioned Safeco Surplus Lines Ins. Co. v. Steven Madden Ltd., et al., 02 CV 1151 (JG). The complaint principally seeks rescission of the excess insurance policy issued by Safeco to the Company for the February 4, 2000 to June 13, 2001 period and an order declaring that Safeco does not owe any indemnity obligation to the Company or any of its officers and directors in connection with the putative shareholder class action and derivative cases described in the Form 10Q filed by the Company for the quarter ended March 31, 2002. The parties agreed to resolve Safeco's claims without any payment to Safeco and the case was dismissed, with prejudice and without costs to any of the parties, by stipulation, which stipulation was so ordered by the Court.

         (b) On or about June 6, 2003, an action was commenced in the United States District Court for the Central District of California, captioned Global Brand Marketing, Inc. v. Steve Madden Ltd. On April 13, 2004 the parties agreed to a settlement of this action. The settlement amount did not have a material effect on the Company's financial position or result of operations. A stipulation of dismissal of this action has been executed by the parties and filed with the District Court. On April 15, 2004, the Court dismissed this action.

        (c) On December 15, 2003, the Company commenced an action against LaRue Distributors, Inc. ("LaRue") in the United States District Court for the Southern District of New York. The Company seeks a declaratory judgment that the Company properly terminated a license agreement with LaRue and monetary damages for breaches of the license agreement and trademark infringement by LaRue. Subsequently, LaRue served an answer and counterclaim alleging that the license agreement was improperly terminated by the Company and seeking compensatory and punitive damages. The Company filed an answer denying any liability with respect to the counterclaim. This action is in the pretrial discovery stage. The Company believes that it has substantial defenses to the counterclaim asserted by LaRue. The Company believes that this action will not have a material effect on the Company's financial position.

         (d) On or about July 9, 2004, an action was filed in the United States District Court for the Southern District of New York against the Company by Robert Marc for trademark infringement, captioned Robert Marc v. Steve Madden, Ltd. Case No. 04 CV 5354 (JGK). In the action Robert Marc claims trademark infringement in connection with a "bar and dot" design on the sides of certain eyewear. The alleged infringing eyeglasses are manufactured and sold by the Company's licensee for eyewear, Colors in Optics, which is also a defendant in the action. Colors in Optics has assumed responsibility for the defense of this action. The Company believes that this action will not have a material effect on the Company's financial position.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
September 30, 2004


         (e) The Company has been named as a defendant in various other lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsels, the liabilities, if any, resulting from these matters should not have a material effect on the Company's financial position or results of operations. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

[5]    SEC request for information:

On April 26, 2004, the SEC sent the Company a letter requesting information and documents relating to, among other things, Steven Madden's employment with the Company. The Company has responded to this request.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


The following discussion of the Company's financial condition and results of operations should be read in conjunction with the unaudited Financial Statements and Notes thereto appearing elsewhere in this document.

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates", "projects" or "plans" to be uncertain forward-looking statements. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Financial Overview:
------------------

The third quarter of 2004 was a challenging quarter for the Company. Less than expected consumer demand, unstable weather conditions, and higher inventory markdowns adversely impacted third quarter profitability which resulted net sales to remain flat at $88.6 million compared to last year. Gross profit as percentage of sales decreased to 35.5% from 40.1% the year before. The Company's overall margins were negatively impacted by increases in cost of sales due to higher inventory costs associated with the utilization of product sourcing that provided shorter delivery times combined with pricing pressure from our wholesale customers. Additionally, sales deductions for the quarter increased by 1.4% over the year before. The Company projects continued markdown as well as gross margin pressure in both the wholesale and retail businesses for the balance of the year. The Company's inventory turn decreased to 7.6 times compared to 9.7 times last year, reflecting an increase in inventory levels to $30.4 million this year compared with $23 million last year. The increased inventory level is partially due to the Company intentionally receiving its product early in order to avoid anticipated shipping delays in importing goods through the port of Long Beach. Additionally, inventory levels in the Steven Wholesale Division increased to support the substantial sales growth in that division over last year. Inventory requirements for the new Candie's Wholesale Division also contributed to the increased inventory level. Finally, inventory levels in the Steve Madden Retail Division increased due to slower than expected third quarter sales levels and the extra inventory required for the eight additional stores opened since last year. The Company's accounts receivable average collection days increased to 69 from 50 a year ago. The slow down in receivables collection was due in part to higher sales to customers that require longer payment terms than the Company's normal channels. In our retail stores, comparative store sales (sales of stores that were in operation throughout all of the third quarters of 2004 and 2003) remained flat while our sales per square foot decreased to $635 from $653 last year.

As of September 30, 2004, the Company had a strong balance sheet with approximately $68.5 million in cash, cash equivalents and investment securities, no short or long term debt, and total stockholders equity of $166.7 million. Working capital increased from $94 million last year to $100 million this year. The Company repurchased 197,700 shares of common stock this quarter at an average price of $18.42. During the nine month period ending September 30, 2004, the Company repurchased a total of 282,900 shares, reflecting management's continued confidence in the Company's long-term prospects and its commitment to enhance shareholder value.

The Company anticipates that the fourth quarter of this year will continue to be difficult. Anticipated soft consumer demand for the l.e.i., Stevies, and Unionbay brands will cause the recent trend to continue. The continued higher markdown and allowance environment combined with the higher inventory costs and sales allowances caused by pressures from retailers will keep gross margins at historically low levels.

The following tables set forth information on operations for the periods indicated:

                         Selected Financial Information
                         ------------------------------
                                Nine Months Ended
                                -----------------
                                  September 30
                                  ------------
                                ($ in thousands)


                                            2004                   2003
                                     -------------------    -------------------

Consolidated:
------------

Net Sales                            $253,612        100%   $253,105        100%
Cost of Sales                         158,178         62     154,236         61
Gross Profit                           95,434         38      98,869         39
Other Operating Income                  4,929          2       6,040          3
Operating Expenses                     81,340         32      75,324         30
Income from Operations                 19,023          8      29,585         12
Interest and Other Income Net           1,497          0       1,218          0
Income Before Income Taxes             20,520          8      30,803         12
Net Income                             11,902          5      17,902          7

By Segment

WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
Madden Womens:
--------------
Net Sales                            $ 89,005        100%   $ 91,449        100%
Cost of Sales                          61,008         69      62,631         68
Gross Profit                           27,997         31      28,818         32
Other Operating Income                  1,748          2       2,024          2
Operating Expenses                     21,736         24      22,271         24
Income from Operations                  8,009          9       8,571         10

l.e.i. Footwear:
----------------
Net Sales                            $ 31,086        100%   $ 49,371        100%
Cost of sales                          21,621         70      30,638         62
Gross Profit                            9,465         30      18,733         38
Operating Expenses                      7,957         25      10,428         21
Income from Operations                  1,508          5       8,305         17

Madden Mens:
------------
Net Sales                            $ 20,350        100%   $ 28,065        100%
Cost of sales                          14,045         69      18,206         65
Gross Profit                            6,305         31       9,859         35
Operating Expenses                      5,829         29       6,205         22
Income from Operations                    476          2       3,654         13

Candie's Footwear:
------------------
Net Sales                            $ 12,315        100%         --         --
Cost of sales                           8,602         70          --         --
Gross Profit                            3,713         30          --         --
Operating Expenses                      3,245         26          --         --
Income from Operations                    468          4          --         --

                         Selected Financial Information
                         ------------------------------
                                Nine Months Ended
                                -----------------
                                  September 30
                                  ------------
                                ($ in thousands)

                                          2004                     2003
                                   -------------------     -------------------

By Segment (Continued)

WHOLESALE DIVISIONS:
--------------------

Diva Acquisition Corp. (Steven):
--------------------------------
Net Sales                          $ 17,931        100%    $  8,695        100%
Cost of sales                        10,929         61        5,735         66
Gross Profit                          7,002         39        2,960         34
Operating Expenses                    3,894         22        2,185         25
Income from Operations                3,108         17          775          9

Stevies Inc.:
-------------
Net Sales                          $  8,715        100%    $  8,656        100%
Cost of sales                         5,947         68        5,626         65
Gross Profit                          2,768         32        3,030         35
Other Operating Income                   --         --           11          0
Operating Expenses                    2,026         23        1,814         21
Income from Operations                  742          9        1,227         14

Unionbay Men's Footwear:
------------------------
Net Sales                          $    320        100%    $    292        100%
Cost of Sales                           320        100          187         64
Gross Profit (Loss)                       0          0          105         36
Operating Expenses                      497        155          325        111
Loss from Operations                   (497)      (155)        (220)       (75)

RETAIL DIVISION:
----------------

Steven Madden Retail Inc.:
--------------------------

Net Sales                          $ 73,890        100%    $ 66,577        100%
Cost of Sales                        35,706         48       31,213         47
Gross Profit                         38,184         52       35,364         53
Operating Expenses                   34,452         47       30,371         46
Income from Operations                3,732          5        4,993          7
Number of Stores                         90                      82

ADESSO MADDEN INC.:
-------------------
 (FIRST COST)

Other Operating Revenue            $  3,181        100%    $  4,005        100%
Operating Expenses                    1,704         54        1,725         43
Income from Operations                1,477         46        2,280         57

                         Selected Financial Information
                         ------------------------------
                               Three Months Ended
                               ------------------
                                  September 30
                                  ------------
                                ($ in thousands)


                                            2004                   2003
                                     -------------------    -------------------

Consolidated:
------------

Net Sales                            $ 88,610        100%   $ 88,663        100%
Cost of Sales                          57,160         65      53,067         60
Gross Profit                           31,450         35      35,596         40
Other Operating Income                  1,702          2       2,205          2
Operating Expenses                     27,285         31      26,094         29
Income from Operations                  5,867          6      11,707         13
Interest and Other Income Net             488          1         426          1
Income Before Income Taxes              6,355          7      12,133         14
Net Income                              3,686          4       7,073          8

By Segment

WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
Madden Womens:
--------------
Net Sales                            $ 32,507        100%   $ 32,243        100%
Cost of Sales                          22,925         71      21,655         67
Gross Profit                            9,582         29      10,588         33
Other Operating Income                    508          2         772          3
Operating Expenses                      7,424         23       7,942         25
Income from Operations                  2,666          8       3,418         11

l.e.i. Footwear:
----------------
Net Sales                            $  9,358        100%   $ 17,550        100%
Cost of sales                           7,038         75      10,690         61
Gross Profit                            2,320         25       6,860         39
Operating Expenses                      1,968         21       3,545         20
Income from Operations                    352          4       3,315         19

Madden Mens:
------------
Net Sales                            $  7,329        100%   $  8,249        100%
Cost of sales                           4,948         68       5,316         64
Gross Profit                            2,381         32       2,933         36
Operating Expenses                      2,239         30       1,822         22
Income from Operations                    142          2       1,111         14

Candie's Footwear:
------------------
Net Sales                            $  5,364        100%         --         --
Cost of sales                           3,885         72          --         --
Gross Profit                            1,479         28          --         --
Operating Expenses                      1,356         25          --         --
Income from Operations                    123          3          --         --

                         Selected Financial Information
                         ------------------------------
                               Three Months Ended
                               ------------------
                                  September 30
                                  ------------
                                ($ in thousands)


                                         2004                     2003
                                  --------------------     --------------------

By Segment (Continued)

Diva Acquisition Corp. (Steven):
--------------------------------
Net Sales                         $  6,840         100%    $  4,365         100%
Cost of sales                        4,468          65        2,577          59
Gross Profit                         2,372          35        1,788          41
Operating Expenses                   1,431          21          961          22
Income  from Operations                941          14          827          19

Stevies Inc.:
-------------
Net Sales                         $  3,227         100%    $  2,902         100%
Cost of sales                        2,196          68        1,827          63
Gross Profit                         1,031          32        1,075          37
Other Operating Income                  --          --            2           0
Operating Expenses                     640          20          674          23
Income from Operations                 391          12          403          14

Unionbay Men's Footwear:
------------------------
Net Sales                         $    226         100%    $    292         100%
Cost of Sales                          169          75          187          64
Gross Profit                            57          25          105          36
Operating Expenses                     159          70          325         111
Loss from Operations                  (102)        (45)        (220)        (75)

RETAIL DIVISION:
----------------

Steven Madden Retail Inc.:
--------------------------
Net Sales                         $ 23,759         100%    $ 23,062         100%
Cost of Sales                       11,531          49       10,815          47
Gross Profit                        12,228          51       12,247          53
Operating Expenses                  11,541          48       10,290          45
Income from Operations                 687           3        1,957           8
Number of Stores                        90                       82

ADESSO MADDEN INC.:
-------------------
 (FIRST COST)

Other Operating Revenue           $  1,194         100%    $  1,431         100%
Operating Expenses                     527          44          535          37
Income from Operations                 667          56          896          63

RESULTS OF OPERATIONS
($ in thousands)

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

Consolidated:
-------------

Total net sales for the nine-month period ended September 30, 2004 remained virtually unchanged ($253,612 in 2004 as compared to $253,105 in 2003). Sales increases from the Retail Division, the Steven Wholesale Division and contribution from the new Candie's Wholesale Division were offset by declines in the Madden Mens and Womens, as well as the l.e.i. Wholesale Divisions.

Gross profit as a percentage of sales decreased to 38% in 2004 from 39% in 2003, primarily due to an increase in cost of sales due to higher inventory costs associated with the utilization of product sourcing that provided shorter delivery times combined with pricing pressure from our wholesale customers. Additionally, the l.e.i. Wholesale Division continued to face greater than expected pressure due to a decline in sales combined with higher markdowns and allowances at retail which resulted in a substantial increase in sales deductions in 2004 compared to 2003.

Operating expenses increased to $81,340 in 2004 from $75,324 in 2003. This increase resulted from increased professional fees incurred by the Company in complying with the rules and regulations adopted pursuant to the Sarbanes-Oxley Act of 2002, higher occupancy expenses associated with the operation of eight additional retail stores in the current period, a reclassification of warehouse expenses and the costs associated with the launch of the Candie's and Unionbay Wholesale Divisions.

Income from operations was $19,023 in 2004 compared to $29,585 in 2003. Net income was $11,902 in 2004 compared to $17,902 in 2003. The decrease in income was primarily due to the lower margins and increased expenses described in the previous paragraphs.

Wholesale Divisions:
--------------------

Steven Madden, Ltd. (Madden Womens, l.e.i. Footwear , Madden Mens and Candie's Footwear):

Sales from the Madden Womens Wholesale Division ("Madden Womens") accounted for $89,005 or 35%, and $91,449 or 36%, of total sales in 2004 and 2003, respectively. This decrease in sales was the result of more conservative spring buying patterns among the Company's wholesale customers during the first quarter of 2004. Gross profit as a percentage of sales decreased to 31% in 2004 from 32% in 2003, primarily due to price pressures in the third quarter combined with an increase in markdowns and allowances caused by higher levels of promotional activities at retail. Operating expenses decreased to $21,736 in 2004 from $22,271 in 2003 due to decreases in selling and related expenses. Income from operations for Madden Womens was $8,009 in 2004 compared to $8,571 in 2003.

Sales from the l.e.i. Footwear Wholesale Division ("l.e.i.") accounted for $31,086 or 12%, and $49,371 or 20%, of total sales in 2004 and 2003, respectively. This decrease in sales resulted from a reduction in the casual business combined with a disappointing performance at retail. Gross profit as a percentage of sales decreased to 30% in 2004 from 38% in 2003 primarily due to higher inventory markdowns and clearance at retail. Operating expenses decreased to $7,957 in 2004 from $10,428 in 2003 due to decreases in selling and related expenses. Income from operations for l.e.i. was $1,508 in 2004 compared to $8,305 in 2003.

Sales from the Madden Mens Wholesale Division ("Madden Mens") accounted for $20,350 or 8%, and $28,065 or 11%, of total sales in 2004 and 2003, respectively. This sales decrease was the result of a downturn in the Men's casual fashion footwear segment and price reductions on slow moving styles. Gross profit as a percentage of sales decreased to 31% in 2004 from 35% in 2003 primarily due to an increase in markdowns and allowances caused by higher levels of promotional activities at retail. Operating expenses decreased to $5,829 in 2004 from $6,205 in 2003, due to decreases in selling and related expenses. Income from operations for Madden Mens was $476 in 2004 compared to $3,654 in 2003.

The Candie's Footwear Wholesale Division (Candie's) which was launched in the fourth quarter of 2003, generated net sales of $12,315 or 5% of total sales in the first nine months of 2004. Gross profit as a percentage of sales was

30% and income from operations was $468. Candie's customers are comprised of major department and specialty stores, including Belk, Macy's West, Rich's, Bon Marche, Robinson's, Filene's, Carson's and Nordstrom.

Diva Acquisition Corp. ("Steven"):

Sales from Steven accounted for $17,931 or 7%, and $8,695 or 3%, of total sales in 2004 and 2003, respectively. This 106% increase in sales was principally due to the success of key styles including woods, jeweled sandals and dress mocs. Also, Steven added new retail doors, including Dillards, Macy's West and Parisians, and initiated a replenishment program during the first quarter of 2004, enabling retailers to generate weekly reorders with improved turn and profitability. Gross profit as a percentage of sales increased to 39% in 2004 from 34% in 2003, primarily the result of cost effective sourcing, and a reduction in close-out inventory. Operating expenses increased to $3,894 in 2004 from $2,185 in 2003 due to increases in selling, designing, marketing and advertising expenses. Income from operations for Steven was $3,108 in 2004 compared to $775 in 2003.

Stevies Inc. ("Stevies"):

Sales from Stevies accounted for $8,715 or 3%, and $8,656 or 3%, of total sales in 2004 and 2003, respectively. Management anticipates softer sales and gross margins going forward based upon an expected weakness in wholesale and consumer demand. Gross profit as a percentage of sales decreased to 32% in 2004 from 35% in 2003, primarily due to pricing pressures. Operating expenses increased to $2,026 in 2004 from $1,814 in 2003 due to increases in payroll and payroll related expenses. Income from operations for Stevies was $742 in 2004 compared to $1,227 in 2003.

Unionbay Men's Footwear ("Unionbay"):

Unionbay, which launched in the fall of 2003, generated net sales of $320 for the first nine months of 2004. The consumer acceptance of the fall 2003 line was less than anticipated. As a result, the Company changed product direction and changed the division's management in the fourth quarter of 2003, which caused the Company to forgo shipments of spring 2004 Unionbay products. In the third quarter of 2004, the Company diversified its product distribution to mid-tier customers.

Retail Division:
----------------

Sales from the Retail Division accounted for $73,890 or 29% and $66,577 or 26% of total sales in 2004 and 2003, respectively. As of September 30, 2004, there were 90 retail stores compared to 82 retail stores as of September 30, 2003. Comparable store sales (sales of those stores that were open for all of 2003 and 2004) for the nine-month period ended September 30, 2004 increased 8% over the same period of 2003. This increase was achieved through management's immediate reaction to at-once demand for boots early in the first quarter of 2004. Additionally the increase was the result of a combination of higher unit sales and higher average selling prices, particularly in the Company's core women's footwear category. Gross profit as a percentage of sales decreased to 52% in 2004 from 53% in 2003, primarily due to an increase in promotional activity in 2004. Operating expenses for the Retail Division were $34,452 in 2004 and $30,371 in 2003. This increase was primarily due to increased payroll and payroll related expenses, higher occupancy expenses associated with the operation of eight additional stores in the current period and higher advertising expenditures. Despite increases in sales, income from operations for the Retail Division decreased to $3,732 in 2004 compared to $4,993 in 2003 due to the lower margins and the Company's investment in the brand through higher advertising costs.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc. generated commission revenues of $3,181 in 2004, compared to $4,005 in 2003. This decrease was the result of a major customer sharply reducing its purchases in order to reduce inventory levels in its stores. Income from operations for Adesso-Madden was $1,477 in 2004 compared to $2,280 in 2003.

Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

Consolidated:
-------------

Total net sales for the three-month period ended September 30, 2004 remained virtually unchanged ($88,610 in 2004 as compared to $88,663 in 2003). Sales increases from the Retail Division, the Steven Wholesale Division and contribution from the new Candie's Wholesale Division were offset by declines in the l.e.i. and Madden Mens Wholesale Divisions.

Gross profit as a percentage of sales decreased to 35% in 2004 from 40% in 2003, primarily due to an increase in cost of sales due to higher inventory costs associated with the utilization of product sourcing that provided shorter delivery times combined with pricing pressure from our wholesale customers. Additionally, the l.e.i. Wholesale Division continued to face greater than expected pressure due to a decline in sales combined with higher markdowns and allowances at retail which resulted in a substantial increase in sales deductions in 2004 compared to 2003.

Operating expenses increased to $27,285 in 2004 from $26,094 in 2003. This increase resulted from increased professional fees incurred by the Company in complying with the rules and regulations adopted pursuant to the Sarbanes-Oxley Act of 2002, higher occupancy expenses associated with the operation of eight additional retail stores in the current period, a reclassification of warehouse expenses and the costs associated with the launch of the Candie's and Unionbay Wholesale Divisions.

Income from operations was $5,867 in 2004 compared to $11,707 in 2003. Net income was $3,686 in 2004 compared to $7,073 in 2003. This decrease in income was primarily due to the lower margins and increased expenses described in the previous paragraphs.

Wholesale Divisions:
--------------------

Steven Madden, Ltd. (Madden Womens, l.e.i. Footwear, Madden Mens and Candie's Footwear):

Sales from Madden Womens accounted for $32,507 or 37%, and $32,243 or 36%, of total sales in 2004 and 2003, respectively. Disappointing sell-through on boots and fashion colors were offset by successes in the dress classification. Gross profit as a percentage of sales decreased to 29% in 2004 from 33% in 2003, primarily due to an increase in cost of sales resulting from higher inventory costs associated with the utilization of product sourcing that provided shorter delivery times combined with pricing pressure from our wholesale customers. Operating expenses decreased to $7,424 in 2004 from $7,942 in 2003 due to decreases in payroll and payroll related expenses. Income from operations for Madden Womens was $2,666 in 2004 compared to $3,418 in 2003.

Sales from l.e.i. accounted for $9,358 or 11%, and $17,550 or 20%, of total sales in 2004 and 2003, respectively. This decrease in sales resulted from our largest customers reducing their casual junior footwear plans. Additionally, management attempts to position l.e.i. as a sizeable dress shoe resource met with stiff wholesale customer resistance. The Company significantly increased markdowns and allowances in order to assist the Company's largest customers in clearing out slow moving inventory. This resulted in disappointing margins (gross profit as a percentage of sales decreased to 25% in 2004 from 39% in 2003). Operating expenses decreased to $1,968 in 2004 from $3,545 in 2003 due to decreases in selling and related expenses. Income from operations for l.e.i. was $352 in 2004 compared to $3,315 in 2003.

Sales from Madden Mens accounted for $7,329 or 8%, and $8,249 or 9%, of total sales in 2004 and 2003, respectively. The Company expected this sales decline after it received the reduced fall receipt plans of its major customers. Gross profit as a percentage of sales decreased to 32% in 2004 from 36% in 2003 primarily due to increased markdowns and allowances incurred by the Company to assist its customers in clearing out obsolete inventory. Operating expenses increased to $2,239 in 2004 from $1,822 in 2003, due to increase in payroll and related expenses. Income from operations for Madden Mens was $142 in 2004 compared to $1,111 in 2003.

Candie's began shipping product in the fourth quarter of 2003. Candie's generated net sales of $5,364 in the third quarter of 2004. Gross profit percentage of sales was 28% and income from operation was $123 in 2004.

Diva Acquisition Corp. ("Steven"):

Sales from Steven accounted for $6,840 or 8%, and $4,365 or 5%, of total sales in 2004 and 2003, respectively. This 57% increase in sales was principally due to the success of detailed dress shoes. Gross profit as a percentage of sales decreased to 35% in 2004 from 41% in 2003, primarily due to the clearance of slow moving inventory. Operating expenses increased to $1,431 in 2004 from $961 in 2003 due to increased incentive compensation and selling related expenses associated with increased sales. Income from operations for Steven was $941 in 2004 compared to $827 in 2003.

Stevies Inc. ("Stevies"):

Sales from Stevies accounted for $3,227 or 4%, and $2,902 or 3%, of total sales in 2004 and 2003, respectively. Gross profit as a percentage of sales decreased to 32% in 2004 from 37% in 2003, primarily due to price pressures at retail. Operating expenses remained virtually unchanged at $640 in 2004 compared to $674 in 2003. Income from operations for Stevies was $391 in 2004 compared to $403 in 2003.

Unionbay Men's Footwear ("Unionbay"):

Unionbay generated net sales of $226 in 2004 compared to $292 in 2003. In the third quarter of 2004 the Company diversified its product distribution to mid-tier customers.

Retail Division:
----------------

Sales from the Retail Division accounted for $23,759 or 27% and $23,062 or 26% of total sales in 2004 and 2003, respectively. As of September 30, 2004, there were 90 retail stores compared to 82 retail stores as of September 30, 2003. Comparable store sales for the three-month period ended September 30, 2004 remained flat over the same period of 2003. These flat sales were a result of lower than expected early boot selling during the back to school selling season, which was partially offset by increases in the sale of dress shoes. Additionally, the back to school selling season had a late start, particularly in the northeast and was negatively impacted by the hurricanes in the southeast. Gross profit as a percentage of sales decreased to 51% in 2004 from 53% in 2003 primarily due to increased promotional activity. Operating expenses for the Retail Division were $11,541 in 2004 and $10,290 in 2003. This increase was primarily due to increased payroll and payroll related expenses, higher occupancy expenses associated with the operation of eight additional retail stores in the current period and higher advertising expenditures. Income from operations for the Retail Division was $687 in 2004 compared to $1,957 in 2003.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc. generated commission revenues of $1,194 in 2004, compared to $1,431 in 2003. This decrease reflects reduced plans in junior casual shoes among the Adesso-Madden Division's mass-market discount customers. Income from operations for Adesso-Madden was $667 in 2004 compared to $896 in 2003.

LICENSE AGREEMENTS

Revenue generated from licensing was $1,748 in the first nine months of 2004 compared to $2,035 in the same period of 2003. This decrease resulted from the termination by the Company of its handbag license agreement with La Rue Distributors, Inc. As of September 30, 2004, the Company had five license partners covering five product categories of its Steve Madden brand. The product categories include hosiery, sunglasses, eyewear, belts and outerwear.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $100,181 at September 30, 2004 compared to $105,140 at December 31, 2003. The decrease was the result of management's decision to move a portion of excess cash into long-term marketable securities.

Under the terms of a factoring agreement with Capital Factors, Inc., the Company is eligible to draw down 80% of its invoiced receivables at an interest rate of one point below the Prime Rate (as defined in such agreement). The agreement with Capital Factors expires December 31, 2004. The Company is currently negotiating an extension to this agreement which management believes will be executed prior to the current expiration date. Capital Factors maintains a lien on all of the Company's receivables and assumes the credit risk for all assigned accounts approved by them. Under the agreement, the Company has a credit line of $15 million. As of September 30, 2004 the Company did not use any portion of the credit line.

As of September 30, 2004 the Company had invested $50,408 in marketable securities consisting of corporate bonds, U.S. Treasury notes, government asset-backed securities and equities.

The Company believes that based upon its current financial position and available cash and marketable securities, it will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES

During the nine-month period ended September 30, 2004, net cash used by operating activities was $5,308. Uses of cash was caused primarily by the following; an increase in factored accounts receivable of $16,669 primarily caused by a sales increase to mid-tier customers who typically have longer payment terms; an increase in inventories of $6,583 partially due to the operation of eight additional retail stores during the period and the early receipt of fall inventory; and a decrease in accounts payable and other accrued expenses of $4,687. Sources of cash were provided principally by net income of $11,902 and a decrease in prepaid expenses, prepaid taxes, deposits and other assets of $4,248.

Future minimum annual lease payments under (for leases of office, showroom and retail facilities) non-cancelable operating leases consist of the following at September 30:


           2004                                   $       9,931
           2005                                          10,848
           2006                                          11,118
           2007                                          10,713
           2008                                           9,260
           Thereafter                                    29,095
                                                  -------------
                                                  $      80,965
                                                  =============


At September 30, 2004, the Company had un-negotiated open letters of credit for the purchase of imported merchandise of approximately $10,040.

The Company has an employment agreement with Steve Madden, its Creative and Design Chief, which provides for an annual base salary of $700 through June 30, 2011. Mr. Madden is entitled to receive base salary payments during periods that he is not actively engaged in the duties of Creative and Design Chief. The agreement also provides for an annual performance bonus, an annual option grant at exercise prices equal to the market price on the date of grant and a non-accountable expense allowance, however, the Company is not required to pay the bonus for any fiscal year that Mr. Madden is not actively engaged in the duties of Creative and Design Chief for at least six months, the Company is not required to grant an annual option if Mr. Madden is not actively engaged in the duties of Creative and Design Chief for at least six months out of the twelve months immediately preceding the grant date for such annual option and the Company is not required to pay the expense allowance for any month during which Mr. Madden is not actively engaged in the duties of Creative and Design Chief.

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $1,818 in 2004, $1,060 in 2005 and $234 in 2006. In addition, such employment agreements provide for incentive compensation based on various performance criteria as well as other benefits.

Significant portions of the Company's products are produced at overseas locations, the majority of which are located in Brazil, China, Italy and Spain. The Company has not entered into any long-term manufacturing or supply contracts with any of these foreign companies. The Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products. In addition, the Company currently makes approximately ninety-six percent (96%) of its purchases in U.S. dollars.

INVESTING ACTIVITIES

During the nine-month period ended September 30, 2004, the Company invested $26,132 in marketable securities and received $7,150 from maturities and sales of securities. In addition, the Company incurred capital expenditures of $5,635 principally for leasehold improvements for the eight additional retail stores that were operated during the period and computer systems upgrades.

FINANCING ACTIVITIES

During the nine-month period ended September 30, 2004, the Company repurchased 282,900 shares of the Company's common stock at a total cost of $5,242.

INFLATION

The Company does not believe that the relatively low rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on sales, expenses or profitability.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. We believe the following critical accounting estimates are affected by more significant judgments used in the preparation of our consolidated financial statements: sales and accounts receivable valuation allowances, inventory reserves, valuation of intangible assets, and litigation reserves.

Allowances for bad debts, returns, and customer chargebacks. We provide reserves against our trade accounts receivables for future customer chargebacks, coop advertising allowances, discounts, returns and other miscellaneous deductions that relate to the current period. The reserve against our non-factored trade receivables also includes estimated losses that may result from our customers' inability to pay. We determine the amount of the reserve by analyzing our aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. Failure to correctly estimate the amount of the reserve could materially impact our results of operation and financial position.

Inventory reserves. Inventories are stated at lower of cost or market, on a FIFO basis. We review our inventory on a regular basis for excess and slow moving inventory. Our review is based on an analysis of inventory on hand, prior sales, and our expected net realizable value through future sales. Our analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future. We consider quantities on hand in excess of estimated future sales to be at risk for market impairment. The net realizable value, or market value, is determined based on our estimate of sales prices of such inventory through off-price or discount store channels. The likelihood of any material inventory write-down is dependent primarily on our expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product or the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the valuation determined to be appropriate as of the balance sheet date.

Valuation of intangible assets. SFAS No. 142, which was adopted by the Company on January 1, 2002, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. In accordance with SFAS No. 144, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Litigation reserves. Estimated amounts for litigation claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable events of the particular litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the contingent liability could materially impact our results of operation and financial position.

All costs incurred to bring finished products to our warehouse are included in the cost of sales line item of the Company's Consolidated Statement of Operations. These include purchase commissions, letter of credit fees, f.o.b. costs, sample expenses, custom duty, inbound freight, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of the Company's Consolidated Statement of Operations. The Company classifies all shipping costs to customers as operating expenses. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies may include them in operating expenses.

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

Impact of Foreign Manufacturers: Substantial portions of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the nine-month period ended September 30, 2004, approximately 88% of the Company's products were purchased from sources outside the United States, primarily from China, Brazil, Italy and Spain.

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

Expansion of Retail Business: The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), Stevies, Steven, Steve Madden Mens, l.e.i.(R) , Unionbay(R) and Candie's(R) brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. During the first the first nine months of 2004 the Company opened nine (9) Steve Madden retail stores and has plans to open approximately one to two (1-2) additional stores during the remainder of 2004. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results can be maintained or will increase in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

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

Foreign Currency Fluctuations: The Company makes approximately ninety-six percent (96%) of its purchases in U.S. dollars. However, the Company sources substantially all of its products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which the Company and foreign competitors sell their products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on the Company's business, financial condition and results of operations.

Outstanding Options: As of November 3, 2004 there were outstanding options to purchase an aggregate of approximately 2,549,475 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the market price of the Company's stock is significantly higher than the exercise price of the options. Further, while its options are outstanding, they may adversely affect the terms on which the Company could obtain additional capital, if required.

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

As of September 30, 2004, the Company had investments in marketable securities valued at $50,408, which consist principally of federal and state obligations that have various maturities through December 2008. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. The Company currently has the ability to hold these investments until maturity. Should there be a significant increase in interest rates, the value of these investments would be negatively affected unless they were held to maturity. In addition, any further decline in interest rates would reduce the Company's interest income.

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



Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings in which the Company is involved are discussed in Note J to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003; Part I, Item 3, of the Company's Annual Report on Form 10-K for the year ended December 31, 2003; and
Part II, Item 1, of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. The following discussion is limited to recent developments concerning certain of the Company's legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding.

Actions

The Company and certain of the Company's present and/or former directors have been named in an action commenced in the United States District Court for the Eastern District of New York by the Safeco Surplus Lines Insurance Company captioned Safeco Surplus Lines Ins. Co. v. Steven Madden Ltd., et al., 02 CV 1151 (JG). The complaint principally seeks rescission of the excess insurance policy issued by Safeco to the Company for the February 4, 2000 to June 13, 2001 period and an order declaring that Safeco does not owe any indemnity obligation to the Company or any of its officers and directors in connection with the putative shareholder class action and derivative cases described in the Form 10Q filed by the Company for the quarter ended March 31, 2002. The parties agreed to resolve Safeco's claims without any payment to Safeco and the case was dismissed, with prejudice and without costs to any of the parties, by stipulation, which stipulation was so ordered by the Court.

On December 15, 2003, the Company commenced an action against LaRue Distributors, Inc. ("LaRue") in the United States District Court for the Southern District of New York. The Company seeks a declaratory judgment that the Company properly terminated a license agreement with LaRue and monetary damages for breaches of the license agreement and trademark infringement by LaRue. Subsequently, LaRue served an answer and counterclaim alleging that the license agreement was improperly terminated by the Company and seeking compensatory and punitive damages. The Company filed an answer denying any liability with respect to the counterclaim. This action is in the pretrial discovery stage. The Company believes that it has substantial defenses to the counterclaim asserted by LaRue. The Company believes that this action will not have a material effect on the Company's financial position.

On or about July 9, 2004, an action was filed in the United States District Court for the Southern District of New York against the Company by Robert Marc for trademark infringement, captioned Robert Marc v. Steve Madden, Ltd. Case No. 04 CV 5354 (JGK). In the action Robert Marc claims trademark infringement in connection with a "bar and dot" design on the sides of certain eyewear. The alleged infringing eyeglasses are manufactured and sold by the Company's licensee for eyewear, Colors in Optics, which is also a defendant in the action. Colors in Optics has assumed responsibility for the defense of this action. The Company believes that this action will not have a material effect on the Company's financial position.


SEC Request for Information

On April 26, 2004, the SEC sent the Company a letter requesting information and documents relating to, among other things, Steven Madden's employment with the Company. The Company has responded to this request.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table provides information as of September 30, 2004 with respect to the shares of common stock repurchased by the Company during the third quarter of fiscal 2004:

   ---------------------------------------------------------------------------------------------------
   Period               Total         Average        Total Number of         Maximum dollar amount of
                        Number of     Price Paid     Shares Purchased as     Shares that May Yet Be
                        Shares        per Share      Part of Publicly        Purchased Under the Plans
                        Purchased                    Announced Plans or      or Programs (1)
                                                     Programs (1)
   ---------------------------------------------------------------------------------------------------
   7/1/04 - 7/31/04         9,800        $18.02               9,800                $18,222,452
   ---------------------------------------------------------------------------------------------------

   8/1/04 - 8/31/04       114,200         18.63             114,200                $16,094,706
   ---------------------------------------------------------------------------------------------------

   9/1/04 - 9/30/04        73,700         18.14              73,700                $14,757,571
   ---------------------------------------------------------------------------------------------------

   Total                  197,700         18.42             197,700                $14,757,571
   ---------------------------------------------------------------------------------------------------

(1) The Board of Directors of the Company amended the Company's previously announced share repurchase program. The amended share repurchase program, which is effective as of January 1, 2004, provides for share repurchases in the aggregate amount of $20 million and has no set expiration or termination date.

ITEM 6. EXHIBITS

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



DATE:  November 9, 2004





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