Form 10-K
period 2004-12-31
STEVEN MADDEN, LTD.
filed 2005-03-16
CIK 913241

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

For the fiscal year ended December 31, 2004       Commission File Number 0-23702

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

   The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the registrant) as of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $248,171,284 (based on the closing sale price of the registrant's common stock on that date as reported on The Nasdaq National Market).

   The number of outstanding shares of the registrant's common stock as of March 14, 2005 was 13,255,617 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED TO BE HELD ON OR ABOUT MAY 27, 2005.

                                TABLE OF CONTENTS


                                     PART I

ITEM 1  BUSINESS...............................................................1
ITEM 2  PROPERTIES.............................................................8
ITEM 3  LEGAL PROCEEDINGS......................................................9
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................9

                                     PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...................10
ITEM 6  SELECTED FINANCIAL DATA...............................................11
ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................11
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............26
ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................26
ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................26
ITEM 9A CONTROLS AND PROCEDURES...............................................26
ITEM 9B OTHER INFORMATION.....................................................26

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................27
ITEM 11 EXECUTIVE COMPENSATION................................................27
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS..........................27
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................27
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES................................27

                                     PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES............................27

                                     PART I
ITEM 1          BUSINESS

   Steven Madden, Ltd. (together with its subsidiaries, the "Company") designs, sources, markets and sells fashion-forward footwear brands for women, men and children. The Company distributes products through its retail stores, its e-commerce website, department and specialty stores throughout the United States and Canada and through special distribution arrangements in Europe, Central and South America, Australia and Indonesia. The Company's product line includes core products, which are sold year-round, complemented by a broad range of updated styles which are designed to establish or capitalize on market trends.

   The Company's business is comprised of three (3) distinct segments (wholesale, retail and private label). The wholesale division includes seven (7) brands: Steve Madden(R), Steven(R), l.e.i.(R), Candie's(R), Stevies(R), Unionbay(R) and Steve Madden Mens. Steven Madden Retail, Inc., the Company's wholly-owned retail subsidiary, operates Steve Madden, Steven and Shoe Biz retail stores as well as the Company's outlet stores and e-commerce website. The Company's wholly-owned private label subsidiary, Adesso-Madden, Inc., designs and sources footwear products under private labels for many of the country's large mass merchandisers. The Company also licenses its Steve Madden(R) trademark for several accessory and apparel categories.

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

   The Company maintains its principal executive offices at 52-16 Barnett Avenue, Long Island City, NY 11104, telephone number (718) 446-1800.

   The Company's website is http://www.stevemadden.com. The Company makes available free of charge on its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the "Commission"). The Company will provide paper copies of such filings free of charge upon request.

   Wholesale Divisions

   Madden Womens Wholesale

   The Steve Madden(R) Womens Wholesale Division ("Madden Womens Wholesale") designs, produces, sources, sells and markets the Company's Steve Madden(R) brand to major department stores, better specialty stores, and shoe stores throughout the United States. The Steve Madden(R) product line has become a leading footwear brand in the fashion conscious junior marketplace. To serve its customers (primarily women ages 16 to 25), Madden Womens Wholesale creates and markets fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at affordable prices.

   As the Company's largest division, Madden Womens Wholesale accounted for $114,000,000 of net sales in 2004, or approximately 34% of the Company's total net sales. Many newly created styles of Madden Womens Wholesale are test marketed at the Company's retail stores. Within a few days, the Company can determine if the test product appeals to customers. This enables the Company to use its flexible sourcing model to rapidly respond to changing preferences which the Company believes is essential for success in the fashion footwear marketplace.

   l.e.i.(R) - Wholesale Division

   Pursuant to the Company's license agreement with Jones Investment Company, Inc., the Company has the right to use the l.e.i.(R) trademark in connection with the sale and marketing of footwear through September 30, 2006. The l.e.i.(R) trademark is well known for jeanswear in the junior marketplace sold nationally through department and specialty stores. The Company's l.e.i.(R) footwear products are targeted to attract girls and young women ages 6 to 20 years old, a majority of which are younger than the typical Steve Madden(R) brand customer. The l.e.i. Wholesale Division generated net sales of $38,000,000 for the year ended December 31, 2004, or approximately 11% of the Company's total net sales.

   Madden Mens Wholesale

   The Steve Madden Mens Wholesale Division ("Madden Mens Wholesale") markets a full collection of directional young men's shoes through major department stores, better specialty stores and independent shoe stores throughout the United States. Price points range from $70 to $100 at retail, targeted at men ages 18 to 44 years old.

   Madden Mens Wholesale accounted for $31,000,000 of net sales in 2004, or approximately 9% of the Company's total net sales. Madden Mens Wholesale, which is primarily produced in China, maintains open stock inventory positions in select patterns to serve the replenishment programs of its wholesale customers.

   Candie's Footwear

   Pursuant to the Company's license agreement with Candie's, Inc., ("Candie's") the Company designs, manufactures, and distributes Candie's(R) branded footwear for women and children worldwide through the Company's Candie's Wholesale Division ("Candie's Wholesale Division"). The Candie's(R) Wholesale Division generated net sales of $16,000,000 for the year ended December 31, 2004, or approximately 5% of the Company's total net sales.

   On December 6, 2004, the license agreement with Candie's was amended to reflect Candie's decision to name Kohl's Corporation as the exclusive provider of a new line of Candie's apparel. Pursuant to the amendment, commencing on January 1, 2007, the Company will no longer have the exclusive right to market Candie's branded footwear and will be permitted to sell Candie's branded footwear only to Kohl's. Under the terms of the amendment, Candie's has guaranteed that the Company will achieve minimum sales levels with Kohl's during the term of the agreement. In the event such minimum sales levels are not achieved, Candie's is required to compensate the Company in an amount based on a percentage of the sales shortfall.

   Diva Acquisition Corp. - Steven(R) Wholesale Division

   Diva Acquisition Corp. ("Steven(R) Wholesale Division") designs and markets women's fashion footwear under the "Steven(R)" trademark through major department and better footwear specialty stores and one (1) Company-owned retail shoe store located in New York City. Priced a tier above the Steve Madden(R) brand, Steven(R) products are designed to appeal principally to fashion conscious women, ages 26 to 45, who shop at department stores and footwear boutiques. Steven(R) Wholesale Division generated net sales of $21,000,000 for the year ended December 31, 2004, or approximately 6% of the Company's total net sales.

   Stevies Inc. - Wholesale Division

   The Company's Stevies(R) wholesale division ("Stevies(R) Wholesale Division") generated net sales of $10,000,000 for the year ended December 31, 2004, or approximately 3% of the Company's total net sales. Stevies(R) products are marketed through department stores such as May Department Stores, Belk, Limited Too, as well as independent children's stores throughout the country.

   Unionbay Men's Footwear

   Pursuant to the Company's license agreement with Seattle Pacific Industries, Inc., the Company has the right to use the Unionbay(R) trademark in connection with the sale and marketing of footwear for men and boys. Unionbay(R) is known for casual apparel in the young men, junior and children's marketplace and is distributed nationally through department and specialty stores. The Company's Unionbay(R) wholesale division generated net sales of $600,000 for the year ended December 31, 2004, or approximately .2% of the Company's total net sales.

   Steven Madden Retail, Inc. - Retail Division

   As of December 31, 2004, the Company owned and operated eighty-five (85) retail shoe stores under the Steve Madden(R) name, one (1) under the Steven(R) name, four (4) outlet stores and one (1) Internet store (through the www.stevemadden.com website). In 2004, the Company opened ten (10) new stores and closed two (2) under-performing stores. Most of the Steve Madden stores are located in major shopping malls in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Puerto Rico, Rhode Island, Texas, Virginia, Wisconsin and the District of Columbia. The retail stores generated annual sales in excess of $694 per square foot. Sales are primarily from the sale of the Company's Steve Madden(R) product line. Comparative store sales increased 8.2% in 2004 compared to 2003 while growth in sales was generated by new stores. Net sales for the retail division were $108,000,000 for 2004. Net sales from the retail division for the year ended December 31, 2004 were approximately 32% of the Company's total net sales.

   The Company believes that the retail division will continue to enhance overall sales and profits of the Company while building equity in the Steve Madden brand. The Company plans to add twelve to fifteen (12 - 15) new retail stores during 2005. The expansion of the retail division enables the Company to test and react to new products and classifications which, in turn, strengthens the product development efforts of the Steve Madden wholesale division.

   The Adesso-Madden, Inc. - Private Label Division

   In September 1995, the Company incorporated Adesso-Madden, Inc. as a wholly owned subsidiary ("A-M"). A-M was formed to serve as a buying agent to mass market merchandisers, shoe store chains and other value-priced retailers in connection with their procurement of private label shoes. As a buying agent, A-M arranges for shoe manufacturers to produce private label shoes to the specifications of its clients. The Company believes that by operating in the private label, mass merchandising market, the Company is able to maximize additional non-branded sales opportunities. This leverages the Company's overall sourcing and design capabilities. Currently, this division serves as a buying agent for the procurement of women's, men's and children's footwear for large retailers including Sears, Payless, Wal-Mart and Target. A-M receives buying agent's commissions from its clients. The private label division generated commission income of $4,500,000 for the year ended December 31, 2004.

   Licensing

   As of December 31, 2004, the Company licensed its Steve Madden trademark for use in connection with the manufacturing, marketing and sale of outerwear including leather outerwear, belts, sunglasses, eyewear and hosiery. Each license agreement requires the licensee to pay to the Company a royalty based on net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising of the Steve Madden(R) brand. Licensing income was $2,310,000 for the year ended December 31, 2004.

   Design

   The Company has established a reputation for its creative designs, popular styles and quality products at affordable price points. The Company believes that its future success will depend in substantial part on its ability to continue to anticipate and react to changing consumer demands in a timely manner. To meet this objective, the Company has developed a unique design process that allows it to recognize and act quickly to changing consumer demands. The Company's design team strives to create designs which it believes fit the Company's image, reflect current or future trends and can be manufactured in a timely and cost-effective manner. Once the initial design is complete, a prototype is developed, which is reviewed and refined prior to the commencement of limited production. Most new Steve Madden designs are then tested in the Steve Madden(R) retail stores. Designs that prove popular are then offered to wholesale and retail distribution nationwide. The Company believes that its unique design and testing process and flexible sourcing model is a significant competitive advantage allowing the Company to mitigate the risk of the costly production and distribution of unpopular designs.

   Product Sourcing and Distribution

   The Company sources each of its product lines separately based on the individual design, styling and quality specifications of the products in such product lines. The Company does not own or operate manufacturing facilities; rather, it sources its branded products through independently owned manufacturers in Brazil, China, Italy, Mexico, Spain, Portugal and the United States. The Company has established relationships with a number of manufacturers in each of these countries. Although the Company has not entered into any long-term manufacturing or supply contracts, the Company believes that a sufficient number of alternative sources exist for the manufacture of its products. The principal materials used in the Company's footwear are available from a number of sources, both within the United States and in foreign countries.

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

   The Company distributes its products from two (2) third party distribution warehouse centers located in California and New Jersey. The Company also distributes its Internet shipments from a third party fulfillment center located in Michigan. By utilizing distribution facilities that specialize in distributing products to certain customers wholesale accounts, Steve Madden retail stores and Internet fulfillment, the Company believes that its customers are better served.

   Customers

   The Company's wholesale customers consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately fifty-five percent (55%) of its products at wholesale to department and specialty stores, including Federated Department Stores (Bloomingdale's, Bon Marche, and Macy's), May Department Stores (Famous Barr, Filene's, Foley's, Hecht's, Lord and Taylor and Robinsons May), Dillard's, Marshall Field's and Nordstrom, Journeys, Limited Too and Mandees; and catalog retailers, including Victoria's Secret and Fingerhut. For the year ended December 31, 2004, May Department Stores and Federated Department Stores accounted for approximately $35,000,000 (15%) and $40,000,000 (17%) of the Company's wholesale net sales, respectively.

   Distribution Channels

   The Company sells its products principally through its Company-owned retail stores and through department stores, specialty shoe stores and discount stores in the United States and abroad. For the year 2004, net sales from the Company's Retail Division and the Company's Wholesale Division accounted for approximately $108,000,000 (32%) and $230,000,000 (68%) of the Company's total net sales, respectively. The following paragraphs describe each of these distribution channels.

   Steve Madden and Steven Retail Stores

   As of December 31, 2004, the Company operated eighty six (86) Company-owned retail stores (including one Internet store) under the Steve Madden(R) name and one (1) under the Steven(R) name. The Company believes that its retail stores will continue to enhance overall sales, profitability, and its ability to react to changing consumer trends. The stores are also a marketing tool which allows the Company to strengthen brand recognition and to showcase selected items from its full line of branded and licensed products. Furthermore, the retail stores provide the Company with a venue to test and introduce new products and merchandising strategies. Specifically, the Company often tests new designs at its Steve Madden(R) retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, the Company has been able to leverage sales information gathered at Steve Madden(R) retail stores to assist its wholesale accounts in order placement and inventory management.

   A typical Steve Madden(R) store is approximately 1,400 to 1,600 square feet and is located in malls and street locations which attract the highest concentration of the Company's core demographic - style-conscious young women ages 16 to 25 years old. The Steven(R) store has a more sophisticated design and format styled to appeal to its more mature target audience. In addition to carefully analyzing mall demographics, the Company also sets profitability guidelines for each potential store site. Specifically, the Company targets well trafficked sites at which the demographics fit the Company's consumer profile and seeks to model new locations such that the projected fixed annual rent expense does not exceed a specified percentage of projected sales over the life of the lease. By setting these standards, the Company believes that each store will contribute to the Company's overall profits both in the near- and longer-terms.

   Outlet Stores

   Shoe Biz, Inc., a wholly owned subsidiary of the Company ("Shoe Biz"), operates three (3) outlet stores in New Jersey and New York, two (2) of which operate under the Shoe Biz name and one (1) of which operates as a Steve Madden Outlet store. Shoe Biz sells many product lines, including Steve Madden, Steven, Stevies and l.e.i.(R) footwear, at a price lower than typically charged by other "full price" retailers.

   Department Stores

   The Company currently sells to over 3,204 doors of twenty-two (22) department stores throughout the United States and Canada. The Company's major accounts include Federated Department Stores (Macy's, Bloomingdale's and Bon Marche), May Department Stores (Filene's, Hecht's, Famous Barr, Foley's, Lord and Taylor and Robinsons May and Marshall Fields'), Nordstrom and Dillard's.

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

   In addition to merchandising support, the Company's key account executives maintain weekly communications with their accounts to guide them in placing orders and to assist them in managing inventory, assortment and retail sales. The Company leverages its sell-through data gathered at its retail stores to assist department stores in allocating their open-to-buy dollars to the most popular styles in the product line and to phase out styles with weaker sell-throughs.

   Specialty Stores/Catalog Sales

   The Company currently sells to specialty store locations throughout the United States and Canada. The Company's major specialty store accounts include Journeys, Mandees, Famous footwear and DSW. The Company offers its specialty store accounts the same merchandising, sell-through and inventory tracking support offered to its department store accounts. Sales of the Company's products are also made through various catalogs, such as Victoria's Secret.

   Internet Sales

   The Company operates one (1) Internet website: www.stevemadden.com. Customers can purchase numerous styles of the Company's Steve Madden(R), Steven and Steve Madden Mens footwear, accessory and clothing products. Sales derived from the Company's Internet website were $5,200,000 in 2004.

   Distribution Agreements

   In June 2002, the Company and Dabsan International, S.A. ("Dabsan") entered into an agreement whereby the Company granted Dabsan the exclusive right to sell Steve Madden products in certain Central and South American countries and the right to develop Steve Madden retail stores in certain Central and South American countries. Under the terms of the agreement, Dabsan was required to purchase certain minimum amounts of Steve Madden shoes. Dabsan was also required to open two (2) Steven Madden stores by October 31, 2004. However, in November 2004, Dabsan and the Company mutually agreed that it was not practicable to enforce this requirement.

   In February 2003, the Company and F.E.E.T. sas ("FEET") entered into a distribution and license agreement whereby the Company granted FEET the exclusive right to sell Steve Madden products in certain European countries with a provision that expands the territory covered to include certain additional European countries and North Africa. Under the terms of the agreement, FEET is required to purchase certain minimum amounts of Steve Madden shoes. FEET is currently in default of its minimum purchase requirements and the parties are in discussion relating to the possible modification of the original terms of the agreement.

   In May 2004, the Company and Les Importations Gelati Inc. ("Gelati") entered into a retail sales agreement whereby the Company granted Gelati the exclusive right to establish and operate Steve Madden retail stores in Canada. Under the terms of the agreement Gelati is required to pay the Company a minimum annual royalty for each store in operation in addition to a royalty for each pair of footwear sold in the stores. Gelati is required to open one store per year in 2004, 2005 and 2006.

   In June 2004, the Company and Steve Madden (Aust) Pty Ltd ("Madden Australia") entered into a distribution agreement whereby the Company granted Madden Australia the exclusive right to sell certain Steve Madden products in Australia and New Zealand. Under the terms of the agreement, Madden Australia is required to purchase certain minimum amounts of Steve Madden shoes and received a right of first refusal with regard to the distribution of new licenses, products or trademarks in the territory. The term of the contract is three years (with an option to renegotiate certain terms after two years) plus one option for an additional five (5) years if certain minimum purchase requirements are met.

   Competition

   The fashion footwear industry is highly competitive. The Company's competitors include specialty shoe companies as well as companies with diversified footwear product lines. Many of these competitors, including Diesel, Kenneth Cole, Nine West, DKNY, Skechers, Nike and Guess, may have greater financial and other resources than the Company. The Company believes effective advertising and marketing, fashionable styling, high quality and value are the most important competitive factors and intends to continue to employ these elements as it develops its products.

   Marketing and Sales

   The Company has focused on creating an integrated brand building program to establish Steve Madden as the leading designer of fashion footwear for style-conscious young women and men. As a result, the Company developed a national advertising campaign for lifestyle and fashion magazines which was also used in regional marketing programs such as radio advertisements, television commercials, outdoor media, college event sponsorship and live online chat forums. The Company also continues to promote its website (www.stevemadden.com) where customers can purchase Steve Madden(R), Steven and Steve Madden Mens products and interact with both the Company and other customers.

   In order to service its wholesale accounts, the Company retains a sales force of eighteen independent sales representatives. These sales representatives work on a commission basis and are responsible for placing the Company's products with its principal customers, including department and specialty stores. The sales representatives are supported by the Company's senior executives, a staff of twelve account executives, two merchandise coordinator and twenty customer service representatives who continually cultivate relationships with wholesale customers. This group of professionals assist accounts in merchandising and assessing customer preferences and inventory requirements, which ultimately serves to increase sales and profitability.

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

   Receivables Financing; Line of Credit

   Under the terms of a factoring agreement with Capital Factors, Inc., the Company is permitted to draw down 80% of its invoiced receivables at an interest rate of one point below the Prime Rate (as defined in such agreement). The agreement provides that Capital Factors is not required to purchase all the Company's receivables and requires the Company to pay an unused line fee of .25% of the average daily unused portion of the maximum amount of the credit line. On September 1, 1998, the Company and Capital Factors amended its Factoring Agreement to, among other things, provide the Company with a credit line of up to $15,000,000, subject to certain limitations. The Company has not recently borrowed funds under its credit line with Capital Factors. The agreement with Capital Factors will continue in full force until terminated by either party upon sixty days notice. Capital Factors maintains a lien on all of the Company's receivables and assumes the credit risk for all assigned accounts approved by it.

   Trademarks and Service Marks

   The STEVE MADDEN and STEVE MADDEN plus Design trademarks and service marks have been registered in numerous International Classes (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 9 for eyewear; Int'l Cl. 14 for jewelry; Int'l Cl. 3 for cosmetics and fragrances; Int'l Cl. 20 for picture frames and furniture; Int'l Cl. 16 for paper goods; Int'l Cl. 24 for bedding; and Int'l Cl. 35 for retail store services) in the United States. The Company also has trademark registrations in the United States for the marks EYESHADOWS BY STEVE MADDEN (Int'l Cl. 9 for eyewear), ICE TEE (Int'l Cl. 25 for clothing and footwear), SHOE BIZ By STEVE MADDEN (Int'l Cl. 25 for clothing and footwear; and Int'l Cl. 35 for retail store services) and STEVEN M. (Int'l Class 25 for clothing and footwear). Additionally, the Company has several pending trademark and service mark applications in the United States for various marks, including a stylized "H" Design (Int'l Cl. 25 for clothing and footwear), and STEVEN (Int'l Cl. 25 for clothing and footwear). The Company also has pending trademark and service mark applications in China and the 25 cooperating countries in Europe for TORCH STRIPE (Int'l Cl. 25 for footwear).

   The Company further owns registrations for the STEVE MADDEN and STEVE MADDEN plus Design trademarks and service marks in various International Classes in Argentina, Australia, Bahrain, Brazil, Canada, Chile, China, Colombia, Hong Kong, Israel, Italy, Japan, Korea, Mexico, Panama, Saudi Arabia, South Africa, Taiwan, the 25 cooperating countries of Europe and the Benelux countries and has pending applications for registration of the STEVE MADDEN and STEVE MADDEN plus Design trademarks and service marks in Bahrain, Belize, Costa Rica, El Salvador, Guatemala, Honduras, Korea, Kuwait, Lebanon, Malaysia, Oman, Peru, Qatar, Saudi Arabia, Turkey, the United Arab Emirates and Venezuela. Additionally, the Company owns registrations for the STEVEN trademark and service mark in various International Classes in Hong Kong, Lebanon and Japan and has pending applications for registration of the STEVEN trademark and service mark in China, Israel, Italy, Japan, Korea, Malaysia, Oman, Qatar, South Africa, Saudi Arabia, Taiwan, Thailand, Turkey, the United Arab Emirates and the United States. There can be no assurance, however, that the Company will be able to effectively obtain rights to the STEVE MADDEN mark throughout all of the countries of the world. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of the Company or that the Company will be able to successfully resolve such conflicts. The failure of the Company to protect such rights from unlawful and improper appropriation may have a material adverse effect on the Company's business and financial condition.

   Additionally, the Company, through its Diva Acquisition Corp. subsidiary, owns registrations for the DAVID AARON trademark and service mark in various International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 18 for leather goods, such as handbags and wallets; and Int'l Cl. 35 for retail store services), Australia, Canada, Hong Kong, Japan, Korea, South Africa and the 25 cooperating countries in Europe and for its D. AARON trademark in Spain. Also, the Company own registrations for the DAVID AARON trademark in International Class 3 for perfume and cosmetics; International Class 9 for eyewear; International Class 14 for jewelry; International Class 16 for paper goods; International Class 18 for bags; International Class 24 for bed and bath products; International Class 25 for clothing and footwear and International Class 26 hair accessories in Korea. The Company believes that the DAVID AARON trademark has a significant value and is important to the marketing of the Company's products.

   The Company, through its Stevies, Inc. subsidiary, also owns various registrations for the STEVIES and STEVIES plus Design trademark and service mark in a number of International Classes in the United States (Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 9 for eyewear; International Class 35 for retail store services and, International Class 26 for hair accessories) and for its STEVIES plus Design mark for various goods in Argentina, Bahrain, China, Hong Kong, Israel, Japan, Korea, Lebanon, Mexico, Taiwan and the 25 cooperating countries in Europe. Additionally Stevies, Inc. has several pending trademark and service mark applications for registration of the STEVIES and STEVIES plus Design marks in various International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 14 for jewelry; Int'l Cl. 28 for toys; Int'l Cl. 26 for hair accessories; International Class 16 for paper goods; International Class 3 for perfume and cosmetics and, International Class 9 for CDs and eyewear) and in Brazil, Canada, Colombia, Indonesia, Kuwait, Malaysia, Mexico, Oman, Panama, Peru, Qatar, Saudi Arabia, South Africa, Thailand, Turkey, the United Arab Emirates and Venezuela. Finally, Stevies, Inc. also owns several pending trademark and service mark applications for registration of the STEVIES BY STEVE MADDEN mark in various International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 14 for jewelry; Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 16 for paper goods; Int'l Cl. 3 for cosmetics and fragrances; Int'l Cl. 9 for eyewear; Int'l Cl. 26 for hair accessories; Int'l Cl. 28 for toys; and Int'l Cl. 35 for retail store services).

   Employees

   On February 17, 2005, the Company employed approximately 1,510 employees, of whom approximately 490 work on a full-time basis and approximately 1,020 work on a part-time basis. The management of the Company considers relations with its employees to be good.

ITEM 2          PROPERTIES

   The Company maintains approximately 33,000 square feet for its executive offices and sample production facilities at 52-16 Barnett Avenue, Long Island City, NY 11104. The lease for the Company's headquarters expires on June 30, 2008 and can be extended, at the option of the Company, through June 30, 2013.

   The Company's showroom is located at 1370 Avenue of the Americas, New York, NY. All of the Company's brands are displayed for sale from this 9,917 square foot space. The lease for the Company's showroom expires on February 28, 2013.

   The Company also maintains a 807 square foot showroom located at Fashion Center Dallas in the World Trade Center, Dallas, Texas. The lease for this showroom expires on April 30, 2007.

   The Company also currently engages three independent distributors to warehouse and distribute its products.

   The Company's private label division, Adesso Madden, maintains approximately 3,120 square feet of office and showroom space at 99 Seaview Boulevard, Port Washington, N.Y. The lease for Adesso Madden expires on May 31, 2006.

   All of the Company's retail stores are leased pursuant to leases that under their original term extend for an average of ten years in length. A majority of the leases include clauses that provide for contingent rental payments if gross sales exceed certain targets. In addition, a majority of the leases enable the Company and/or the landlord to terminate the lease in the event that the Company's gross sales do not achieve certain minimum levels during a prescribed period. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes

   The current terms of the Company's retail store leases expire as follows:

             Years Lease Terms Expire         Number of Stores
         -------------------------------   -----------------------
                     2005                             4
                     2006                             1
                     2007                             6
                     2008                            12
                     2009                            11
                     2010                            11
                     2011                            14
                     2012                             9
                     2013                            11
                     2014                            11

ITEM 3          LEGAL PROCEEDINGS

   Except as set forth below, no material legal proceedings are pending to which the Company or any of its property is subject.

   On December 15, 2003, the Company commenced an action against La Rue Distributors, Inc. ("LaRue") in the United States District Court for the Southern District of New York. The Company seeks a declaratory judgment that the Company properly terminated a license agreement with LaRue and monetary damages for breach of the license agreement and trademark infringement by LaRue. On January 20, 2004, LaRue served an answer and counterclaim alleging that the license agreement was improperly terminated by the Company and seeking $9,900,000 in compensatory damages, as well as additional punitive damages. The parties have served cross-motions for summary judgment which were submitted to the court on February 28, 2005. If either side prevails on its motion the court will likely order an assessment of damages. If neither motion is granted, a trial will be scheduled for later in 2005. The Company believes that it has substantial defenses to the counterclaims asserted by LaRue. The Company has retained an expert which has calculated the damages to LaRue, assuming LaRue prevails on its claim of improper termination of the license agreement, to be less than $1,000,000.

   On or about July 9, 2004, an action was filed in the United States District Court for the Southern District of New York against the Company by Robert Marc for trademark infringement, captioned Robert Marc v. Steve Madden, Ltd., Case No. 04 CV 5354 (JGK). In the action Robert Marc claims trademark infringement in connection with a "bar and dot" design on the sides of certain eyewear. The alleged infringing eyeglasses are manufactured and sold by the Company's licensee for eyewear, Colors in Optics, which is also a defendant in the action. Colors in Optics assumed responsibility for the defense of this action. The matter was settled with no payment of money by Steven Madden. Steven Madden Ltd. signed the settlement papers on or about February 10, 2005 and a dismissal should be filed shortly.

   On or about December 20, 2004, an action was filed in the United States District Court for the Central District of California against the Company by Global Brand Marketing Inc. (GBMI) for patent infringement, captioned Global Brand Marketing Inc. v. Steven Madden Ltd., Case No. CV04-10339 (RJK-AJW (RZx)). In the action GBMI claims infringement of a design patent in connection with a shoe sold by Steven Madden referred to as the "Ronan." The parties are in the process of discussing settlement. The Company believes that this action will not have a material effect on the Company's financial position.

   On April 26, 2004, the Commission sent the Company a letter requesting information and documents relating to, among other things, Steven Madden's employment with the Company. The Company has responded to this request.

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 2004.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   The Company's shares of common stock trade on The Nasdaq National Market. The following table sets forth the range of high and low closing sales prices for the Company's Common Stock during each fiscal quarter during the two-year period ended December 31, 2004 as reported by The Nasdaq National Market. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                  Common Stock

                    High         Low                         High        Low
                 ----------   ----------                  ----------  ----------
 2004                                      2003
 Quarter ended                             Quarter ended
   March 31,                                 March 31,
   2004             21.61        17.75       2003            19.35       14.83
 Quarter ended                             Quarter ended
   June 30,                                  June 30,
   2004             20.70        17.66       2003            22.35       15.27
 Quarter ended                             Quarter ended
   September 30,                             September 30,
   2004             20.24        15.59       2003            22.34       18.76
 Quarter ended                             Quarter ended
   December 31,                              December 31,
   2004             19.79        15.79       2003            22.65       18.98

   On March 14, 2005, the final quoted price as reported by The Nasdaq National Market was $16.89 for each share of common stock. As of March 14, 2005, there were 13,255,617 shares of Common Stock outstanding and 72 record holders.

   Dividends. The Company did not declare or pay cash dividends during the two-year period ended December 31, 2004. Pursuant to an agreement reached on February 2, 2005 with an 8% shareholder, the Company has agreed to commit $25 million in 2005 and $10 million in 2006 to a combination of share repurchases and/or dividends, such programs to be implemented at such time and such manner as the board of directors shall determine in its sole discretion.

   Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2004 is disclosed in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

   Issuer Repurchases of Equity Securities. The following table provides information as of December 31, 2004 with respect to the shares of common stock repurchased by the Company during the fourth quarter of fiscal 2004:

                                                                             Maximum Dollar
                                                      Total Number of       Amount of Shares
                                                      Shares Purchased      that May Yet Be
                     Total Number                   as Part of Publicly   Purchased Under the
                      of Shares     Average Price     Announced Plans      Plans or Programs
      Period          Purchased     Paid per Share    or Programs (1)             (1)
-------------------  ----------     --------------  -------------------   -------------------
10/1/04 - 10/31/04      116,800              17.23              116,800           $12,745,392
11/1/04 - 11/30/04      145,400              16.82              145,400           $10,299,846
12/1/04 - 12/31/04            0
                     ----------     --------------  -------------------   -------------------
Total                   262,200              17.00              262,200           $10,299,846

-----------------
(1) The Company's previously announced share repurchase program, effective as of January 1, 2004, provides for share repurchases in the aggregate amount of $20 million and has no set expiration or termination date.

ITEM 6          SELECTED FINANCIAL DATA

   The following selected financial data has been derived from the Company's audited financial statements. The Income Statement Data relating to 2004, 2003, 2002, 2001 and 2000 and the Balance Sheet Data as of December 31, 2004, 2003, 2002, 2001 and 2000 should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

                                                                    Year Ended December 31,
                                      ---------------------------------------------------------------------------------

                                          2004             2003              2002             2001             2000
                                      -------------    -------------    -------------    -------------    -------------
INCOME STATEMENT DATA:
  Net sales                           $ 338,144,000    $ 324,204,000    $ 326,136,000    $ 243,391,000    $ 205,113,000
    Cost of sales                       215,475,000      198,185,000      199,453,000      143,518,000      115,495,000
  Gross profit                          122,669,000      126,019,000      126,683,000       99,873,000       89,618,000
    Commissions and licensing fee         6,806,000        7,894,000        6,603,000        5,911,000        4,847,000
    Operating expenses                 (110,494,000)    (100,287,000)    (100,074,000)     (79,472,000)     (68,833,000)
    Cost of loss mitigation coverage                                                        (6,950,000)
  Income from operations                 18,981,000       33,626,000       33,212,000       19,362,000       25,632,000
    Interest income                       2,009,000        1,611,000        1,166,000        1,344,000        1,744,000
    Interest expense                        (68,000)         (54,000)         (16,000)         (66,000)        (102,000)
    Gain on sale of marketable
      securities                             32,000          136,000           66,000           71,000          230,000
  Income before provision for income
    taxes                                20,954,000       35,319,000       34,428,000       20,711,000       27,504,000
    Provision for income taxes            8,679,000       14,865,000       14,587,000        8,595,000       11,461,000
  Net Income                             12,275,000       20,454,000       19,841,000       12,116,000       16,043,000
  Basic income per share              $        0.93    $        1.58    $        1.58    $        1.04    $        1.42
  Diluted income per share            $        0.86    $        1.45    $        1.45    $        0.94    $        1.26
  Basic weighted average common
    shares outstanding                   13,148,869       12,985,265       12,594,861       11,617,862       11,310,130
  Effect of potential common
    shares from exercise of
    options and warrants                  1,074,080        1,153,246        1,115,018        1,330,002        1,387,244
  Diluted weighted average common
    shares outstanding                   14,222,949       14,138,511       13,709,879       12,947,864       12,697,374
BALANCE SHEET DATA
  Total assets                          186,430,000      177,870,000      150,500,000      121,862,000       91,733,000
  Working capital                       101,417,000      105,140,000       86,461,000       82,633,000       57,207,000
  Noncurrent liabilities                  2,088,000        1,828,000        1,532,000        1,313,000        1,130,000
  Stockholders' equity                  164,665,000      159,187,000      130,075,000      102,360,000       76,566,000


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the Company's financial condition and results of operations should be read in conjunction with the audited Financial Statements and Notes thereto appearing elsewhere in this document.

   Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates," "projects," or "plans" to be uncertain forward-looking statements. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Overview
($ in thousands, except retail sales data per square foot)

   Several initiatives implemented by the Company during the past year helped to solidify the Company's position as a major footwear resource for both retailers and consumers. One such initiative was the diversification of the Company's core brand. The evolution of the Steve Madden Womens brand from its traditional casual base into broader categories (such as dress, tailored and at-once trend items) resulted in improved sales performance for the division. Net sales for Steve Madden Womens increased 4% to $113,879 in 2004 compared to $109,285 in 2003.

   Another initiative of the Company was to broaden its demographic reach by growing the Steven Shoes by Steve Madden label, and by the addition of two new divisions. The Steven brand is priced a tier above the Steve Madden brand and is designed to attract a new customer, principally fashion conscious women, ages 26 to 45, who shop at department stores and footwear boutiques. Net sales of that division increased 68% to $21,039 in 2004 compared to $12,519 in 2003 while income from operations increased 110% to $2,367 in 2004 compared to $1,128 in 2003. One of the Company's new licenses, Candie's footwear, is designed for young women and girls who are generally younger than the typical Steve Madden customer. In its first full year of operation, the Candie's division had net sales of $15,584. The Unionbay Men's division, designed to give the Company entry into the young men's market, first full year of operation proved to be disappointing and resulted in net sales of $578.

   Finally, the Company continued its strategy of growing the Retail Division by opening ten new stores while closing two underperforming stores. Net sales in the retail division increased 13% to $107,797 in 2004 from $95,518 in 2003. Same store sales (sales in stores that were in operation throughout all of 2003 and 2004) increased 8% while sales per square foot increased to $694 per square foot compared to $644 per square foot last year. The Company is planning to open twelve to fifteen (12-15) new stores in 2005.

   The Company faced many difficult challenges during the past year. Sales in the l.e.i. division decreased 37% to $38,391 this year from $60,623 last year while income from operations decreased 94% to $580 in 2004 from $8,949 in 2003. The decrease in sales was due to a reduction in consumer demand for casual styles and stiff wholesale customer resistance to the evolution of l.e.i. into a sizeable dress shoe resource. Management anticipates that 2005 will continue to present challenges for this division in sales volume.

   The Company's gross profit decreased to 36% this year from 39% last year. Several issues impact the Company's gross profit. The Company has expanded its presence in several product classifications in which Steve Madden is not the dominant brand. In those segments, the consumer price parameter is being set by the broader market, forcing the Company to adapt its pricing strategy to remain competitive, which frequently results in lower margins. The sluggish performance of l.e.i. resulted in a decrease of gross profit in that division of $11,791, which adversely affected the consolidated gross profit of the Company. Additionally, a difficult markdown environment in 2004 depressed gross profit margins by increasing markdowns and allowances as a percentage of sales by 1% of gross sales. The Company expects gross profit margin pressure in both the wholesale and retail businesses to continue throughout 2005.

   The Company's inventory turnover decreased to 7.4 times in 2004 compared to
9.2 times in 2003, reflecting an increase in inventory levels to $34,384 this year compared with $23,858 last year. The increase in inventory is partially due to the broader assortment of SKUs required for new product classifications, the additional inventory required to support Mens open stock, and the addition of the Candie's division. Additionally, the retail inventory increased due to the net addition of eight stores. The Company's accounts receivable average collection days increased to 64 days from 52 days a year ago. The slowdown in collecting receivables is due to an increase in business with mass merchant retailers who typically receive extended payment terms.

   As of December 31, 2004, the Company has approximately $79,977 in cash, cash equivalents and investment securities, no short or long term debt, and total stockholders equity of $164,665. Working capital decreased from $105,140 in 2003 to $101,417 in 2004, reflecting management's decision to move a portion of excess cash into long-term marketable securities. The Company repurchased 545,100 shares of common stock this year in the total amount of $9,700, reflecting management's continued confidence in the Company's long-term prospects and its commitment to enhance shareholder value.

   The following tables set forth information on operations for the periods indicated:

                         Selected Financial Information
                                   Years Ended
                                   December 31
                                ($ in thousands)

                                  2004                       2003                       2002
                         ----------------------     ----------------------     ---------------------
Consolidated:
------------
Net Sales                $ 338,144          100%    $ 324,204          100%    $ 326,136         100%
Cost of Sales              215,475           64       198,185           61       199,453          61
Gross Profit               122,669           36       126,019           39       126,683          39
Other Operating Income       6,806            2         7,894            2         6,603           2
Operating Expenses         110,494           33       100,287           31       100,074          31
Income from Operations      18,981            5        33,626           10        33,212          10
Interest and Other           1,973            1         1,693            1         1,216           1
  Income Net
Income Before Income        20,954            6        35,319           11        34,428          11
  Taxes
Net Income                  12,275            4        20,454            6        19,841           6

By Segment:

WHOLESALE DIVISIONS:
-------------------

Steven Madden, Ltd. (Madden Womens):
-----------------------------------
Net Sales                $ 113,879          100%    $ 109,285          100%    $ 108,577         100%
Cost of Sales               82,414           72        77,313           71        75,080          69
Gross Profit                31,465           28        31,972           29        33,497          31
Other Operating Income       2,310            2         2,827            3         1,736           2
Operating Expenses          28,828           25        27,630           25        27,714          26
Income from Operations       4,947            5         7,169            7         7,519           7

l.e.i. Footwear:
---------------
Net Sales                $  38,391          100%    $  60,623          100%    $  55,665         100%
Cost of sales               27,575           72        38,016           63        35,368          64
Gross Profit                10,816           28        22,607           37        20,297          36
Operating Expenses          10,236           27        13,658           22        14,165          25
Income from Operations         580            1         8,949           15         6,132          11

Madden Mens:
-----------
Net Sales                $  31,301          100%    $  34,881          100%    $  45,153         100%
Cost of sales               21,525           69        22,803           65        29,022          64
Gross Profit                 9,776           31        12,078           35        16,131          36
Operating Expenses           8,742           28         8,277           24        10,330          23
Income from Operations       1,034            3         3,801           11         5,801          13

Candie's Footwear:
-----------------
Net Sales                $  15,584          100%    $     938          100%           --          --
Cost of sales               11,535           74           532           57            --          --
Gross Profit                 4,049           26           406           43            --          --
Operating Expenses           4,357           28           748           80            --          --
Loss from Operations          (308)          (2)         (342)         (37)           --          --

                         Selected Financial Information
                                   Years Ended
                                   December 31
                                ($ in thousands)

                                      2004                       2003                       2002
                             ----------------------     ----------------------     ---------------------

By Segment (Continued)
WHOLESALE DIVISIONS (Continued):
-------------------------------
Diva Acquisition Corp. (Steven):
-------------------------------
Net Sales                    $  21,039          100%    $  12,519          100%    $  11,194         100%
Cost of Sales                   13,398           64         8,031           64         8,117          73
Gross Profit                     7,641           36         4,488           36         3,077          27
Operating Expenses               5,274           25         3,360           27         2,645          23
Income from Operations           2,367           11         1,128            9           432           4

Stevies Inc.:
------------
Net Sales                    $   9,575          100%    $  10,120          100%    $  13,664         100%
Cost of sales                    6,623           69         6,611           65         8,777          64
Gross Profit                     2,952           31         3,509           35         4,887          36
Other Operating Income              --           --            11            0            97           1
Operating Expenses               2,746           29         2,262           22         3,205          24
Income from Operations             206            2         1,258           13         1,779          13

Unionbay Men's Footwear:
-----------------------
Net Sales                    $     578          100%    $     320          100%           --          --
Cost of Sales                      528           91           213           67            --          --
Gross Profit                        50            9           107           33            --          --
Operating Expenses                 604          105           481          150            --          --
Loss from Operations              (554)         (96)         (374)        (117)           --          --

RETAIL DIVISION:
---------------

Steven Madden Retail Inc.:
-------------------------
Net Sales                    $ 107,797          100%    $  95,518          100%    $  91,883         100%
Cost of Sales                   51,877           48        44,666           47        43,089          47
Gross Profit                    55,920           52        50,852           53        48,794          53
Operating Expenses              47,489           44        41,719           44        39,793          43
Income from Operations           8,431            8         9,133            9         9,001          10
Number of Stores                    91                         83                         80

ADESSO MADDEN INC.:
------------------
(FIRST COST)

Other Operating Revenue      $   4,496          100%    $   5,056          100%    $   4,770         100%
Operating Expenses               2,218           49         2,152           43         2,222          47
Income from Operations           2,278           51         2,904           57         2,548          53

RESULTS OF OPERATIONS
($ in thousands)

Year Ended December 31, 2004 vs. Year Ended December 31, 2003

Consolidated:
------------

Total net sales for the year ended December 31, 2004 increased by 4% to $338,144 in 2004 from $324,404 for the comparable period of 2003. Sales increases from the Retail Division, the new Candie's Wholesale Division, Steven Wholesale Division and the Madden Womens Wholesale Division were offset by declines in the l.e.i., Madden Mens and Stevies Wholesale Divisions.

Gross profit as a percentage of sales decreased to 36% in 2004 from 39% in 2003. This was primarily due to an increase in cost of sales due to higher inventory costs associated with the utilization of product sourcing that provided shorter delivery times combined with pricing pressure from our wholesale customers. Additionally, the poor performance of the l.e.i. and Candie's Wholesale Divisions at retail, necessitated high level inventory markdowns which resulted in lower than expected margins. Finally, the liquidation of slow moving inventory combined with heavy and persistent promotional activity throughout the year negatively affected the Company's gross profit.

Operating expenses increased to $110,494 in 2004 from $100,287 in 2003. This increase resulted from increased professional fees incurred by the Company in complying with the rules and regulations adopted pursuant to the Sarbanes-Oxley Act of 2002, higher payroll and payroll related expenses and occupancy expenses associated with the operation of an additional eight retail stores (net), an increase in advertising expenditures in support of the brand, a reclassification of warehouse expenses and the costs associated with the launch of the Candie's and Unionbay Wholesale Divisions.

Commission and licensing fee income was $6,806 in 2004 compared to $7,894 in 2003. Income from operations was $18,981 in 2004 compared to $33,626 in 2003. Net income was $12,275 in 2004 compared to $20,454 in 2003. The decrease in income was primarily due to the lower margins and increased expenses described directly above.

Wholesale Divisions:
-------------------

Steven Madden, Ltd. (Madden Womens, l.e.i. Footwear, Madden Mens and Candie's Footwear):

Sales from the Madden Womens Wholesale Division ("Madden Womens") accounted for $113,879 or 34%, and $109,285 or 34%, of total sales in 2004 and 2003, respectively. Gross profit as a percentage of sales decreased to 28% in 2004 from 29% in 2003, primarily due to the liquidation of slow moving inventory and an increase in markdowns and allowances caused by higher levels of promotional activities at retail in the third and fourth quarters of 2004. Operating expenses increased to $28,828 in 2004 from $27,630 in 2003, due to an increase in advertising expenditures in support of the brand and increases in selling and related expenses. Income from operations for Madden Womens was $4,947 in 2004 compared to $7,169 in 2003.

Sales from the l.e.i. Footwear Wholesale Division ("l.e.i.") accounted for $38,391 or 11%, and $60,623 or 19%, of total sales in 2004 and 2003, respectively. This decrease in sales resulted from a reduction in consumer demand for casual classifications combined with a disappointing performance at retail. Gross profit as a percentage of sales decreased to 28% in 2004 from 37% in 2003, primarily due to the liquidation of slow moving inventory and higher inventory markdowns and clearance at retail. Operating expenses decreased to $10,236 in 2004 from $13,658 in 2003 due to decreases in payroll and payroll related expenses and selling and marketing expenses. Income from operations for l.e.i. was $580 in 2004 compared to $8,949 in 2003.

Sales from the Madden Mens Wholesale Division ("Madden Mens") accounted for $31,301 or 9%, and $34,881 or 11%, of total sales in 2004 and 2003, respectively. This sales decrease was the result of a downturn in the Men's casual fashion footwear segment during the first half of the year. The Company broadened and repositioned the fall line resulting in an increase in sales in the fourth quarter of 2004 of 61% to $10,951 compared to $6,816 in the same period of 2003. Gross profit as a percentage of sales decreased to 31% in 2004 from 35% in 2003, primarily due to the liquidation of slow moving inventory and an increase in markdowns and allowances caused by higher levels of promotional activities at retail. Operating expenses increased to $8,742 in 2004 from $8,277 in 2003. Income from operations for Madden Mens was $1,034 in 2004 compared to $3,801 in 2003.

Sales from the Candie's Wholesale Division ("Candie's") which was launched in the fourth quarter of 2003, generated net sales of $15,584 in 2004. Heavy promotional activity combined with several challenges in product design resulted in a lower than anticipated gross profit as a percentage of sales of 26%. Operating expenses were $4,357 or 28% of net sales in 2004. Loss from operations for Candie's was $308 in 2004 compared to $342 in 2003.

Diva Acquisition Corp. ("Steven"):

Sales from Steven accounted for $21,039 or 6%, and $12,519 or 4%, of total sales in 2004 and 2003, respectively. This 68% increase in sales was principally due to the success of key styles including woods, jeweled sandals and dress mocs. Also, Steven added new retail doors, including Dillards, Macy's West and Parisians, and initiated a replenishment program during the first quarter of 2004, enabling retailers to generate weekly reorders with improved turn and profitability. Gross profit as a percentage of sales remained the same as last year at 36%. Operating expenses increased to $5,274 in 2004 from $3,360 in 2003, due to increases in selling, designing, marketing and advertising expenses. Income from operations for Steven was $2,367 in 2004, compared to $1,128 in 2003.

Stevies Inc. ("Stevies"):

Sales from Stevies accounted for $9,575 or 3%, and $10,120 or 3%, of total sales in 2004 and 2003, respectively. The decrease in sales was due to the disappointing performance in boot, slipper and athletic classification in the fourth quarter of 2004. Gross profit as a percentage of sales decreased to 31% in 2004 from 35% in 2003, primarily due to pricing pressures and the liquidation of slow moving inventory. Operating expenses increased to $2,746 in 2004 from $2,262 in 2003 due to increases in payroll and payroll related expenses and marketing and advertising expenses. Income from operations for Stevies was $206 in 2004 compared to $1,258 in 2003.

Unionbay Men's Footwear ("Unionbay"):

Unionbay, which launched in the fall of 2003, generated net sales of $578 for the year 2004. The consumer acceptance of the fall 2003 line was less than anticipated. As a result, the Company changed product direction, which caused the Company to forgo shipments of spring 2004 Unionbay products.

Retail Division:
---------------

Sales from the Retail Division accounted for $107,797 or 32% and $95,518 or 29% of total sales in 2004 and 2003, respectively. As of December 31, 2004, there were 91 retail stores compared to 83 retail stores as of December 31, 2003. Comparable store sales (sales of those stores that were open for all of 2003 and 2004) for the year ended December 31, 2004 increased 8% over the same period of 2003. This increase was achieved through management's immediate reaction to at-once demand for boots early in the first quarter of 2004. Gross profit as a percentage of sales decreased to 52% in 2004 from 53% in 2003, primarily due to an increase in promotional activity in 2004. Operating expenses for the Retail Division were $47,489 in 2004 and $41,719 in 2003. This increase was primarily due to increased payroll and payroll related expenses and higher occupancy expenses associated with the operation of an additional eight stores (net) in the current period and higher advertising expenditures in support of the brand. Despite increases in sales, income from operations for the Retail Division decreased to $8,431 in 2004 compared to $9,133 in 2003, due to the lower margins and the Company's investment in the brand through higher advertising costs.

Adesso-Madden Division:
----------------------

Adesso-Madden, Inc. generated commission revenues of $4,496 in 2004, compared to $5,056 in 2003. This decrease was the result of a major customer sharply reducing its purchases in order to reduce inventory levels in its stores. Income from operations for Adesso-Madden was $2,278 in 2004 compared to $2,904 in 2003.

Year Ended December 31, 2003 vs. Year Ended December 31, 2002

Consolidated:
------------

Total net sales for the year ended December 31, 2003, decreased to $324,204 from $326,136 for the year ended December 31, 2002. The decrease was primarily due to a decline in net sales from the Madden Mens and the Stevies, Inc., Wholesale Divisions and the continued promotional environment. The Company maintained a substantial portion of the sales and market share growth that it achieved in the prior year. During the year 2002, the Company generated a 34% growth in total net sales over 2001. Gross profit as a percentage of sales remained the same as 2002 at 39%.

Operating expenses remained virtually unchanged ($100,287 in 2003 as compared to $100,074 in 2002). Total operating expenses as a percentage of sales remained at 31% in 2003, the same as 2002. The increase in operating expenses resulted from the Company's opening of six additional retail stores and costs associated with the addition of Candie's and Unionbay Wholesale Divisions as well as an increase in licensing fees paid by the Company. These increases were partially offset by various cost reductions.

Income from operations for 2003 was $33,626, which represents an increase of $414 or 1% from $33,212 in 2002. Net income increased by 3% to $20,454 in 2003 from $19,841 in 2002. The increase in net income primarily resulted from the increase in interest and other income.

Wholesale Divisions:
-------------------

Steven Madden Ltd. (Madden Womens, l.e.i., Madden Mens and Candie's Footwear):

Sales from the Madden Womens Wholesale Division accounted for $109,285 or 34%, and $108,577 or 33%, of total sales in 2003 and 2002, respectively. The increase in sales was driven by first quarter sales of key styles including the Hi-Jo boot and wood bottom sandals. Gross profit as a percentage of sales decreased to 29% in 2003 from 31% in 2002, primarily due to the fourth quarter closeout of slower moving styles and the support to our wholesale customers' initiatives to clear products at retail. Operating expenses decreased to $27,630 in 2003 from $27,714 in 2002. Income from operations for Madden Womens was $7,169 in 2003 compared to $7,519 in 2002.

Sales from the l.e.i. Footwear Wholesale Division accounted for $60,623 or 19%, and $55,665 or 17%, of total sales in 2003 and 2002, respectively. The increase in sales was principally due to additional doors with retailers, such as Kohl's and the Saks Group. Gross profit as a percentage of sales increased to 37% in 2003 from 36% in 2002 primarily due to changes in product mix and improved inventory management. Operating expenses decreased to $13,658 in 2003 from $14,165 in 2002 due to the Company successfully leveraging its infrastructure while continuing to grow its business. Income from operations for l.e.i. was $8,949 in 2003 compared to $6,132 in 2002.

Sales from the Madden Mens Wholesale Division accounted for $34,881 or 11%, and $45,153 or 14%, of total sales in 2003 and 2002, respectively. The sales decrease resulted from two primary factors. First, the downturn in sell-throughs at retail in the young men's fashion casual and sports casual business which created substantial inventory and margin challenges. Second, there was a strong downturn in the casual business, the largest category of Madden Mens, as consumer demand and trends shifted more toward dressy and dress casual classifications. Gross profit as a percentage of sales decreased to 35% in 2003 from 36% in 2002, primarily due to an increase in markdown allowances caused by higher levels of promotional activities at retail. Operating expenses decreased to $8,277 in 2003 from $10,330 in 2002, due to decreases in selling and related expenses. Income from operations for Madden Mens was $3,801 in 2003 compared to $5,801 in 2002.

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

Unionbay Men's Footwear ("Unionbay"):

Unionbay Men's Footwear, generated net sales of $320 in the second half of 2003. The product placed consisted primarily of test quantities.

Retail Division:
---------------

Sales from the Retail Division accounted for $95,518 or 29% and $91,883 or 28% of total sales in 2003 and 2002, respectively. The increase in sales was due to the increase in number of Steve Madden retail stores. During 2003, the Company opened six (6) new retail stores and closed three (3) of its underperforming stores. As of December 31, 2003, there were 83 retail stores, compared to 80 retail stores as of December 31, 2002. Comparable store sales for the year ended December 31, 2003, decreased 4% over the same period of 2002. This decrease in sales was partially caused by the popularity of sneakers. These offerings were available at $49.99 and below, pressuring the higher priced casual closed shoe category. Gross profit as a percentage of sales remained at 53% in 2003, the same as in 2002. Operating expenses for the Retail Division were $41,719 in 2003 and $39,793 in 2002. This increase was due to higher costs associated with the opening of the six (6) additional stores during 2003. Income from operations for the Retail Division was $9,133 in 2003 compared to $9,001 in 2002.

Adesso-Madden Division:
----------------------

Adesso-Madden, Inc. generated commission revenues of $5,056 for the year ended December 31, 2003, which represented a 6% increase over commission revenues of $4,770 for the same period in 2002. This increase was primarily the result of growth in discount retail accounts. Income from operations for Adesso-Madden was $2,904 in 2003 compared to $2,548 in 2002.

LICENSE AGREEMENTS

Revenues from licensing decreased to $2,310 in 2004 from $2,838 in 2003. This decrease resulted from the termination by the Company of its handbag license agreement with La Rue Distribution Inc. As of December 31, 2004, the Company had five license partners covering five product categories of its Steve Madden brand. The product categories include hosiery, sunglasses, eyewear, belts and outerwear.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $101,417 at December 31, 2004 compared to $105,140 at December 31, 2003. The decrease was primarily the result of management's decision to move a portion of excess cash into long-term marketable securities, as well as the repurchase of 545,100 shares of common stock this year in the total amount of $9,700, reflecting management's continued confidence in the Company's long-term prospects and its commitment to enhance shareholder value.

Under the terms of a factoring agreement with Capital Factors, Inc., the Company is eligible to draw down 80% of its invoiced receivables at an interest rate of one point below the Prime Rate (as defined in such agreement). The agreement with Capital Factors will continue in full force until terminated by either party upon sixty days notice. Capital Factors maintains a lien on all of the Company's receivables and assumes the credit risk for all assigned accounts approved by them. Under the agreement, the Company has a credit line of $15 million. As of December 31, 2004 the Company did not use any portion of the credit line.

As of December 31, 2004 the Company had invested $49,124 in marketable securities consisting of corporate bonds, U.S. Treasury notes, government asset-backed securities and equities.

The Company believes that based upon its current financial position and available cash and marketable securities, it will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES

During the year ended December 31, 2004, net cash provided by operating activities was $12,863. Usage of cash was caused primarily by an increase in factored accounts receivable of $5,417, primarily caused by a sales increase to mid-tier customers who typically have longer payment terms, an increase in inventories of $10,526 partially due to the addition of eight retail stores
(net) during the current period and the working capital required by new divisions. Sources of cash were provided principally by net income of $12,275, a decrease in prepaid expenses, prepaid taxes, deposits and other assets of $3,507 and an increase in accounts payable and other accrued expenses of $2,870.

At December 31, 2004, the Company had un-negotiated open letters of credit for the purchase of imported merchandise of approximately $9,808.

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

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $1,060 in 2005 and $234 in 2006. In addition, such employment agreements provide for incentive compensation based on various performance criteria as well as other benefits.

Significant portions of the Company's products are produced at overseas locations, the majority of which are located in Brazil, China, Italy and Spain. The Company has not entered into any long-term manufacturing or supply contracts with any of these foreign companies. The Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products. The Company currently makes approximately 94% of its purchases in U.S. dollars.

INVESTING ACTIVITIES

During the year ended December 31, 2004, the Company invested $27,779 in marketable securities and received $9,708 from maturities and sales of securities. In addition, the Company incurred capital expenditures of $7,387 principally for leasehold improvements for the ten additional retail stores that were opened during the period and computer systems upgrades.

FINANCING ACTIVITIES

During the year ended December 31, 2004, the Company repurchased 545,100 shares of the Company's common stock at a total cost of $9,700.

INFLATION

The Company does not believe that the relatively low rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on sales, expenses or profitability.

CONTRACTUAL OBLIGATIONS

The Company's contractual obligations as of December 31, 2004 were as follows:

                                         Payment due by period (in thousands)

                                         Less than                              More than
 Contractual Obligations      Total        1 year     1-3 years    3-5 years     5 years
-------------------------   ----------   ----------   ----------   ----------   ----------
Long-Term Debt
   Obligations              $        0   $        0   $        0   $        0   $        0

Capital Lease Obligations            0            0            0            0            0

Operating Lease
   Obligations                  71,960       11,004       22,384       17,512       21,060

Purchase Obligations             9,808        9,808            0            0            0

Other Long-Term
   Liabilities (future
   minimum royalty
   payments)                     5,433        2,740        2,693            0            0
                            ----------   ----------   ----------   ----------   ----------

Total                       $   87,201   $   23,552   $   25,077   $   17,512   $   21,060
                            ==========   ==========   ==========   ==========   ==========

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. We believe the following critical accounting estimates are affected by more significant judgments used in the preparation of our consolidated financial statements: sales and accounts receivable valuation allowances, inventory reserves, valuation of intangible assets and litigation reserves.

Allowances for bad debts, returns, and customer chargebacks. We provide reserves against our trade accounts receivables for future customer chargebacks, co-op advertising allowances, discounts, returns and other miscellaneous deductions that relate to the current period. The reserve against our non-factored trade receivables also includes estimated losses that may result from our customers' inability to pay. We determine the amount of the reserve by analyzing our aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. Failure to correctly estimate the amount of the reserve could materially impact our results of operation and financial position.

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

Litigation reserves. Estimated amounts for litigation claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable events of a particular litigation. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the contingent liability could materially impact our results of operations and financial position.

Cost of Goods Sold. All costs incurred to bring finished products to our warehouse are included in the cost of sales line item of the Company's Consolidated Statement of Operations. These include purchase commissions, letter of credit fees, f.o.b. costs, sample expenses, custom duty, inbound freight, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of the Company's Consolidated Statement of Operations. The Company classifies all shipping costs to customers as operating expenses. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies may include them in operating expenses.

OTHER CONSIDERATIONS

Fashion Industry Risks. The success of the Company will depend in significant part upon its ability to anticipate and respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that the Company's products will correspond to the changes in taste and demand or that the Company will be able to successfully market products that respond to such trends. If the Company misjudges the market for its products, it may be faced with significant excess inventories for some products and missed opportunities for others. In addition, misjudgments in merchandise selection could adversely affect the Company's image with its customers resulting in lower sales and increased markdown allowances for customers which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Impact of Foreign Manufacturers. Substantial portions of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the twelve-month period ended December 31, 2004, approximately 87% of the Company's products were purchased from sources outside the United States, primarily from China, Brazil, Italy and Spain.

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

Expansion of Retail Business. The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), Stevies, Steven, Steve Madden Mens, l.e.i.(R) , Unionbay(R) and Candie's(R) brands, creating new product categories and businesses and operating Company-owned Steve Madden and Steven stores on a profitable basis. During the year ended December 31, 2004, the Company opened ten (10) Steve Madden retail stores and has plans to open approximately twelve to fifteen (12-15) additional stores in the year 2005. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results can be maintained or will increase in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

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

Seasonal and Quarterly Fluctuations. The Company's results may fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of the Company's products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write downs for obsolescence, the cost of materials, the product mix between wholesale and licensing businesses, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors. In addition, the Company expects that its sales and operating results may be significantly impacted by the opening of new retail stores and the introduction of new products. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

Foreign Currency Fluctuations. The Company makes approximately 94% of its purchases in U.S. dollars. However, the Company sources substantially all of its products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which the Company and foreign competitors sell their products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on the Company's business, financial condition and results of operations.

Outstanding Options. As of March 10, 2005 there were outstanding options to purchase an aggregate of approximately 2,013,003 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the market price of the Company's stock is significantly higher than the exercise price of the options. Further, while its options are outstanding, they may adversely affect the terms on which the Company could obtain additional capital, if required.

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

ITEM 7A         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates based on the prime rate. An analysis of the Company's credit agreement with Capital Factors, Inc. can be found in Note C, "Due From Factor" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. On December 31, 2004 and December 31, 2003, there were no direct borrowings outstanding under the credit agreement.

As of December 31, 2004, the Company had investments in marketable securities valued at $49,124,000 which consist principally of federal and state obligations, corporate bonds and marketable equity securities that have various maturities through December 2009. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. The Company currently has the ability to hold these investments until maturity. Should there be a significant increase in interest rates, the value of these investments would be negatively affected unless they were held to maturity. In addition, any further decline in interest rates would reduce the Company's interest income.

ITEM 8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements following Item 15 of this Annual Report on Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 9A         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting to determine whether any changes occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such material change during the fourth quarter of 2004.

Management Report on Internal Controls

As permitted by Commission Release No. 50754, the Company will include the information required by Items 308(a) and 308(b) of Regulation S-K in a Form 10-K/A to be filed within 45 days. The Company has spent considerable time and resources analyzing, documenting and testing its system of internal controls, but has not yet completed its evaluation. Currently, the Company is not aware of any material weaknesses in its internal controls over financial reporting and related disclosures.

ITEM 9B         OTHER INFORMATION

   None.

                                    PART III

ITEM 10         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The other information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11         EXECUTIVE COMPENSATION

   The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14         PRINCIPAL ACCOUNTANT FEES AND SERVICES

   The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                    PART IV

ITEM 15         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following consolidated financial statements of Steven Madden, Ltd. and subsidiaries are included in Item 8:

STEVE MADDEN, LTD. AND SUBSIDIARIES

Contents

                                                                            Page
                                                                            ----

Consolidated Financial Statements

   Report of Independent Registered Public Accounting Firm                  F-2

   Balance sheets as of December 31, 2004 and 2003                          F-3

   Statements of income for the years ended December 31, 2004, 2003
   and 2002                                                                 F-4

   Statements of changes in stockholders' equity for the years ended
   December 31, 2004, 2003 and 2002                                         F-5

   Statements of cash flows for the years ended December 31, 2004,
   2003 and 2002                                                            F-7

   Notes to financial statements                                            F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steven Madden, Ltd.

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
February 28, 2005

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
                                                                                        December 31,
                                                                               ------------------------------
                                                                                   2004             2003
                                                                               -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  30,853,000    $  53,073,000
   Accounts receivable - net of allowances of $536,000 and $452,000                3,322,000        4,281,000
   Due from factor - net of allowances of $2,379,000 and $1,926,000               33,711,000       28,748,000
   Inventories                                                                    34,384,000       23,858,000
   Marketable securities - available for sale                                     12,784,000        3,229,000
   Prepaid expenses and other current assets                                       1,287,000        2,844,000
   Prepaid taxes                                                                   2,255,000        4,270,000
   Deferred taxes                                                                  2,498,000        1,692,000
                                                                               -------------    -------------

      Total current assets                                                       121,094,000      121,995,000

Property and equipment, net                                                       20,715,000       18,391,000
Deferred taxes                                                                     5,780,000        5,618,000
Deposits and other                                                                   435,000          370,000
Marketable securities - available for sale                                        36,340,000       29,430,000
Cost in excess of fair value of net assets acquired - net of accumulated
    amortization of $714,000                                                       2,066,000        2,066,000
                                                                               -------------    -------------

                                                                               $ 186,430,000    $ 177,870,000
                                                                               =============    =============
LIABILITIES
Current liabilities:
   Accounts payable                                                            $  13,450,000    $  11,087,000
   Accrued expenses                                                                5,807,000        5,301,000
   Accrued incentive compensation                                                    420,000          467,000
                                                                               -------------    -------------

      Total current liabilities                                                   19,677,000       16,855,000

Deferred rent                                                                      2,088,000        1,828,000
                                                                               -------------    -------------

                                                                                  21,765,000       18,683,000
                                                                               -------------    -------------

Commitments, contingencies and other - see note J

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000,000 shares authorized; none issued
   Series A Junior Participating preferred stock - $.0001 par value, 60,000 shares authorized; none issued
Common stock - $.0001 par value, 60,000,000 shares authorized, 14,608,081 and 14,459,109 shares issued, 12,817,777 and 13,213,905 shares
   outstanding at December 31, 2004 and 2003, respectively                             1,000            1,000
Additional paid-in capital                                                        80,631,000       79,136,000
Retained earnings                                                                103,451,000       91,176,000
Unearned compensation                                                               (703,000)      (3,008,000)
Other comprehensive loss:
   Unrealized loss on marketable securities (net of taxes)                        (1,024,000)        (127,000)
Treasury stock - 1,790,304 and 1,245,204 shares at cost
   at December 31, 2004 and 2003, respectively                                   (17,691,000)      (7,991,000)
                                                                               -------------    -------------

                                                                                 164,665,000      159,187,000
                                                                               -------------    -------------

                                                                               $ 186,430,000    $ 177,870,000
                                                                               =============    =============

See notes to financial statements


STEVEN MADDEN, LTD. AND SUBSIDIARIES


Consolidated Statements of Income
                                                                       Year Ended December 31,
                                                          -----------------------------------------------
                                                              2004             2003             2002
                                                          -------------    -------------    -------------
Net sales:
   Wholesale                                              $ 230,347,000    $ 228,686,000    $ 234,253,000
   Retail                                                   107,797,000       95,518,000       91,883,000
                                                          -------------    -------------    -------------

                                                            338,144,000      324,204,000      326,136,000
                                                          -------------    -------------    -------------
Cost of sales:
   Wholesale                                                163,598,000      153,519,000      156,364,000
   Retail                                                    51,877,000       44,666,000       43,089,000
                                                          -------------    -------------    -------------

                                                            215,475,000      198,185,000      199,453,000
                                                          -------------    -------------    -------------

Gross profit                                                122,669,000      126,019,000      126,683,000
Commission and licensing fee income                           6,806,000        7,894,000        6,603,000
Operating expenses                                         (110,494,000)    (100,287,000)    (100,074,000)
                                                          -------------    -------------    -------------

Income before other income (expenses) and provision for
    income taxes                                             18,981,000       33,626,000       33,212,000

Other income (expenses):
    Interest income                                           2,009,000        1,611,000        1,166,000
    Interest expense                                            (68,000)         (54,000)         (16,000)
    Gain on sale of marketable securities                        32,000          136,000           66,000
                                                          -------------    -------------    -------------

Income before provision for income taxes                     20,954,000       35,319,000       34,428,000
Provision for income taxes                                    8,679,000       14,865,000       14,587,000
                                                          -------------    -------------    -------------

Net income                                                $  12,275,000    $  20,454,000    $  19,841,000
                                                          =============    =============    =============

Basic income per share                                    $        0.93    $        1.58    $        1.58
                                                          =============    =============    =============

Diluted income per share                                  $        0.86    $        1.45    $        1.45
                                                          =============    =============    =============

Basic weighted average common shares outstanding             13,148,869       12,985,265       12,594,861
Effect of dilutive securities - options                       1,074,080        1,153,246        1,115,018
                                                          -------------    -------------    -------------

Diluted weighted average common shares outstanding           14,222,949       14,138,511       13,709,879
                                                          =============    =============    =============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES


Consolidated Statements of Changes in Stockholders' Equity

                                                 Common Stock
                                       ---------------------------------     Additional          Retained          Unearned
                                           Shares            Amount        Paid-in Capital       Earnings        Compensation
                                       ---------------   ---------------   ---------------    ---------------   ---------------
Balance - December 31, 2001                 13,439,020   $         1,000   $    60,643,000    $    50,881,000   $    (1,174,000)
Exercise of stock options                      567,039                           4,364,000
Tax benefit from exercise of options                                             1,146,000
Deferred compensation in connection
    with issuance of stock options
    and restricted stock                                                         3,930,000                           (3,930,000)
Compensation in connection with
    issuance of stock options                                                      412,000
Compensation in connection with
    issuance of restricted stock                10,000                             188,000
Amortization of unearned
    compensation                                                                                                      1,628,000
Unrealized holding gain on
    marketable securities
    (net of taxes)
Net income                                                                                         19,841,000
Comprehensive income
                                       ---------------   ---------------   ---------------    ---------------   ---------------

Balance - December 31, 2002                 14,016,059             1,000        70,683,000         70,722,000        (3,476,000)
Exercise of stock options                      443,050                           4,805,000
Tax benefit from exercise of options                                             1,239,000
Deferred compensation in connection
    with issuance of stock options
    and restricted stock                                                         2,409,000                           (2,409,000)
Amortization of unearned
    compensation                                                                                                      2,877,000
Unrealized holding loss on
    marketable securities (net of
    taxes of $190,000)
Net income                                                                                         20,454,000
Comprehensive income
                                       ---------------   ---------------   ---------------    ---------------   ---------------

Balance - December 31, 2003                 14,459,109             1,000        79,136,000         91,176,000        (3,008,000)
Exercise of stock options                      128,972                             454,000
Tax benefit from exercise of options                                             1,004,000
Issuance of fully vested restricted
    stock                                       20,000
Forfeiture of restricted stock                                                    (183,000)                             121,000
Cash in lieu of restricted stock                                                  (378,000)
Deferred compensation in connection
    with issuance of stock options
    and restricted stock                                                           598,000                             (598,000)
Amortization of unearned
    compensation                                                                                                      2,782,000
Unrealized holding loss on
    marketable securities (net of
    taxes of $741,000)
Net income                                                                                         12,275,000
Comprehensive income

Balance - December 31, 2004                 14,608,081   $         1,000   $    80,631,000    $   103,451,000   $      (703,000)
                                       ===============   ===============   ===============    ===============   ===============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

                                             Accumulated
                                                Other              Treasury Stock                Total
                                            Comprehensive    -----------------------------    Stockholders'    Comprehensive
                                             Gain (Loss)        Shares          Amount           Equity           Income
                                            -------------    -------------   -------------    -------------    -------------
Balance - December 31, 2001                                      1,245,204   $  (7,991,000)   $ 102,360,000
Exercise of stock options                                                                         4,364,000
Tax benefit from exercise of options                                                              1,146,000
Deferred compensation in connection with
   issuance of stock options and
   restricted stock                                                                                       0
Compensation in connection with issuance
   of stock options                                                                                 412,000
Compensation in connection with issuance
   of restricted stock                                                                              188,000
Amortization of unearned compensation                                                             1,628,000
Unrealized holding gain on marketable
   securities (net of taxes)                $     136,000                                           136,000    $     136,000
Net income                                                                                       19,841,000       19,841,000
                                                                                                               -------------
Comprehensive income                                                                                           $  19,977,000
                                            -------------    -------------   -------------    -------------    =============
Balance - December 31, 2002                       136,000        1,245,204      (7,991,000)     130,075,000
Exercise of stock options                                                                         4,805,000
Tax benefit from exercise of options                                                              1,239,000
Deferred compensation in connection with
   issuance of stock options and
   restricted stock
Amortization of unearned compensation                                                             2,877,000
Unrealized holding loss on marketable
   securities (net of taxes of $190,000)         (263,000)                                         (263,000)   $    (263,000)
Net income                                                                                       20,454,000       20,454,000
                                                                                                               -------------
Comprehensive income                                                                                           $  20,191,000
                                            -------------    -------------   -------------    -------------    =============
Balance - December 31, 2003                      (127,000)       1,245,204      (7,991,000)     159,187,000
Exercise of stock options                                                                           454,000
Tax benefit from exercise of options                                                              1,004,000
Issuance of fully vested restricted stock
Forfeiture of restricted stock                                                                      (62,000)
Cash in lieu of restricted stock                                                                   (378,000)
Deferred compensation in connection with
   issuance of stock options and
   restricted stock
Amortization of unearned compensation                                                             2,782,000
Unrealized holding loss on marketable
   securities (net of taxes of $741,000)         (897,000)                                         (897,000)        (897,000)
Net income                                                                                       12,275,000       12,275,000
                                                                                                               -------------
Comprehensive income                                                                                           $  11,378,000
                                                                                                               =============
Common stock purchased for treasury                                545,100      (9,700,000)      (9,700,000)
                                            -------------    -------------   -------------    -------------
Balance - December 31, 2004                 $  (1,024,000)       1,790,304   $ (17,691,000    $ 164,665,000
                                            =============    =============   =============    =============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
                                                                          Year Ended December 31,
                                                               --------------------------------------------
                                                                   2004            2003            2002
                                                               ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                  $ 12,275,000    $ 20,454,000    $ 19,841,000
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Equity-based compensation                                   2,719,000       2,877,000       2,228,000
      Depreciation and amortization                               5,063,000       4,743,000       3,706,000
      Deferred taxes                                               (227,000)     (1,978,000)     (1,090,000)
      Tax benefit from exercise of options                        1,004,000       1,239,000       1,146,000
      Provision for doubtful accounts and chargebacks               537,000         163,000         571,000
      Deferred rent expense                                         260,000         296,000         233,000
      Realized gain on sale of marketable securities                (32,000)       (136,000)        (66,000)
      Changes in:
         Accounts receivable                                        876,000      (1,196,000)     (1,207,000)
         Due from factor                                         (5,416,000)     (6,583,000)         79,000
         Inventories                                            (10,526,000)     (4,413,000)     (3,627,000)
         Prepaid expenses, prepaid taxes, deposits and other
            assets                                                3,507,000      (5,535,000)      7,046,000
         Accounts payable and accrued expenses                    2,870,000         206,000      (1,556,000)
         Accrued incentive compensation                             (47,000)     (2,234,000)      2,289,000
                                                               ------------    ------------    ------------

            Net cash provided by operating activities            12,863,000       7,903,000      29,593,000
                                                               ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                            (7,387,000)     (6,061,000)     (5,072,000)
   Purchases of marketable securities                           (27,779,000)    (47,059,000)    (26,349,000)
   Maturity/sale of marketable securities                         9,708,000      36,785,000       4,041,000
                                                               ------------    ------------    ------------

            Net cash (used in) investing activities             (25,458,000)    (16,335,000)    (27,380,000)
                                                               ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                          454,000       4,805,000       4,364,000
   Cash in lieu of restricted stock                                (378,000)              0               0
   Common stock purchased for treasury                           (9,700,000)              0               0
   Payments of lease obligations                                     (1,000)        (13,000)        (43,000)
                                                               ------------    ------------    ------------

            Net cash (used in) provided by financing
            activities                                           (9,625,000)      4,792,000       4,321,000
                                                               ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents            (22,220,000)     (3,640,000)      6,534,000
Cash and cash equivalents - beginning of year                    53,073,000      56,713,000      50,179,000
                                                               ------------    ------------    ------------

Cash and cash equivalents - end of year                        $ 30,853,000    $ 53,073,000    $ 56,713,000
                                                               ============    ============    ============


Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                 $     68,000    $     54,000    $     16,000
      Income taxes                                             $  5,855,000    $ 18,700,000    $  6,552,000

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Organization:

      Steven Madden, Ltd., a Delaware corporation, designs and sources women's, girl's and men's shoes, for sale through its wholesale and retail channels under the Steve Madden, Steven, Stevies, Madden Mens, Lei (under license), Candie's (under license) and Unionbay (under license) brand names. Revenue is generated predominately through the sale of the Company's brand name merchandise and certain licensed products. At December 31, 2004 and 2003, the Company operated 91 and 83 retail stores (including its website as a store), respectively. Such revenue is subject to seasonal fluctuations. See Note K for operating segment information.

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

[4]   Cash equivalents:

      Cash equivalents at December 31, 2004 and 2003, amounted to approximately $16,428,000 and $44,829,000, respectively, and consist of money market accounts, certificates of deposit and commercial paper. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

[5]   Marketable securities:

      Marketable securities consist primarily of corporate bonds, U.S. treasury notes and government asset-backed securities with maturities greater than three months and up to five years at the time of purchase and marketable equity securities. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses net of any tax effect, are reported in stockholders' equity as accumulated other comprehensive income, and are held at an investment bank with the schedule of maturities at December 31, 2004 as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


                                                    Maturities
                                          -------------------------------
                                                               1 to 5
                                          1 Year or Less        Years
                                          --------------   --------------

      Schedule of maturities:
         Municipal bonds                  $    1,029,000   $   19,205,000
         US Government and Federal
           agency bonds                        4,523,000        6,657,000
         Corporate bonds (domestic)            1,992,000       10,478,000
         Corporate bonds(international)        1,018,000
                                          --------------   --------------
                                               8,562,000       36,340,000
         Marketable equity securities          4,222,000
                                          --------------   --------------
                                          $   12,784,000   $   36,340,000
                                          ==============   ==============

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

      During 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Amortization of indefinite lived intangible assets was no longer allowed under FAS 142, however these identified assets are subject to annual impairment tests. The Company has determined that such goodwill is allocable to the wholesale segment and the carrying amount of these assets is not impaired at December 31, 2004.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


[9]   Net income per share:

      Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in-the-money options and the proceeds (including the amount of compensation cost, if any, attributed to future services and not yet recognized and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options) thereof were used to purchase treasury stock at the average market price during the period. For the years ended December 31, 2004 and 2003, options exercisable into approximately 1,252,000 and 100,000 shares of common stock, respectively, have not been included in the calculation of diluted income per share as the result would have been antidilutive.

[10]  Advertising costs:

      The Company expenses costs of print, radio and billboard advertisements as of the first date the advertisements take place. Advertising expense included in operating expenses amounted to approximately $8,993,000 in 2004, $7,666,000 in 2003 and $7,451,000 in 2002.

[11]  Fair value of financial instruments:

      The carrying value of the Company's financial instruments approximates fair value due to their short-term nature or their underlying terms. Marketable securities are carried at quoted market prices which represent fair value.

[12]  Stock-based compensation:

      At December 31, 2004, the Company had various stock option plans, which are described more fully in Note D. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                             Year Ended December 31,
                                               --------------------------------------------------
                                                    2004              2003              2002
                                               --------------    --------------    --------------
      Reported net income                      $   12,275,000    $   20,454,000    $   19,841,000
      Stock-based employee compensation
        included in reported net income, net
        of tax                                        623,000           412,000           932,000
      Stock-based employee compensation
        determined under the fair value
        based method, net of tax                   (3,861,000)       (2,838,000)       (2,663,000)
                                               --------------    --------------    --------------

      Pro forma net income                     $    9,037,000    $   18,028,000    $   18,110,000
                                               ==============    ==============    ==============

      Basic income per share:
         As reported                           $         0.93    $         1.58    $         1.58
         Pro forma                             $         0.69    $         1.39    $         1.44

      Diluted income per share:
         As reported                           $         0.86    $         1.45    $         1.45
         Pro forma                             $         0.64    $         1.28    $         1.32

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The weighted average fair value of options granted in 2004, 2003 and 2002 was approximately $9.77, $10.62 and $10.60, respectively, using the Black-Scholes option-pricing model with the following assumptions:

                                        2004            2003           2002
                                    ------------    -----------    ------------

      Volatility                         65%             71%            73%
      Risk free interest rate       3.32% - 3.51%   2.18% - 3.0%   2.60% - 4.15%
      Expected life in years              5               4              4
      Dividend yield                      0               0              0

[13]  Revenue recognition:

      The Company recognizes revenue on wholesale sales when products are shipped which, pursuant to the Company's standard terms of FOB warehouse, is when title passes to the customer. Allowances for anticipated discounts and allowances are recognized when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company earns commission income as a buying agent through its Adesso-Madden Division by arranging to produce private label shoes to the specifications of its clients. Commission revenue is recognized as earned when title of product transfers from the manufacturer to the customer and is recorded on a net basis.

      The Company licenses its Steve Madden trademark for use in connection with the manufacturing, marketing and sale of outerwear, belts, sunglasses, eyewear and hosiery. Each license agreement requires the licensee to pay to the Company a royalty based on net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising of the Steve Madden brand. Licensing revenue is recognized on the basis of net sales reported by the licensees or, if greater, minimum guaranteed royalties when received and earned. In substantially all of our license agreements, the minimum guaranteed royalty is earned and payable (due in advance on the first day of the quarter) on a quarterly basis.

[14]  Sales Deductions:

      The Company supports retailers' initiatives to maximize the sales of the Company's products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing such retailers with inventory markdown allowances and participating in various other marketing initiatives of such retailers. Such expenses are reflected in the financial statements as deductions to net sales. For the years ended December 31, 2004 and 2003 the total deduction to net sales for these expenses was $30,027,000 and $27,859,000 respectively.

[15]  Cost of sales:

      All costs incurred to bring finished products to our warehouse are included in the cost of sales line item of the Company's Consolidated Statements of Income. These include purchase commissions, letter of credit fees, FOB costs, sample expenses, custom duty, inbound freight, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of the Company's Consolidated Statements of Income. The Company classifies all shipping costs to customers as operating expenses. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs, as well as sample costs, as a component of cost of sales, while other companies may include them in operating expenses.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[16]  Warehouse and Shipping Costs:

      The Company includes all warehouse and distribution costs, including internal transfer costs, in the Operating Expenses line in the Consolidated Statements of Income. For the years ended December 31, 2004 and 2003, the total Warehouse and Distribution Costs included in Operating Expenses was $5,819,000, and $3,510,000 respectively. The Company's standard terms of sales are "FOB Steve Madden warehouse" and thus the Company's wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the Operating Expense line in the Consolidated Statements of Income.

[17]  Impairment of long-lived assets:

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

[18]  401(k) Plan:

      The Company maintains a tax-qualified, 401(k) plan which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company makes discretionary matching contributions of 25% of employees' contributions up to a maximum of 6% of employees' compensation, which vest to the employees over a period of time. Total matching contributions to the plan for 2004, 2003 and 2002 were approximately $187,000, $162,000 and $142,000, respectively.

[19]  Recently issued accounting standards:

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. Note A(12) entitled Stock-based compensation provides a pro forma net income and earnings per share as if the Company had used a fair-value based method provided by SFAS 123R to measure stock-based compensation for 2004, 2003 and 2002. The Company is required to adopt SFAS 123R in the third quarter of 2005. The Company is evaluating the requirements of SFAS 123R and expects that its adoption will have a material impact on the Company's results of operations and earnings per share.

      In November of 2004, the FASB issued SFAS No. 151, "Inventory Costs," which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provision of SFAS No. 151 in the first quarter of 2006. The Company does not expect SFAS 151 to have a material impact on its consolidated results of operation or financial condition.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      In December of 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" (SFAS 153). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company does not believe that the adoption of SFAS 153 will have a material impact on the Company's consolidated results of operation or financial condition.

      FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46) was originally issued in January 2003 and was subsequently revised in December 2003. FIN No. 46 attempts to clarify the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company does not believe that it has any involvement with variable interest entities that are required to be consolidated under FIN No. 46.

NOTE B - PROPERTY AND EQUIPMENT

      The major classes of assets and accumulated depreciation and amortization are as follows:

                                                                December 31,
                                                         ----------------------------
                                                             2004            2003
                                                         ------------    ------------
        Leasehold improvements                           $ 27,754,000    $ 22,005,000
        Machinery and equipment                               799,000         730,000
        Furniture and fixtures                              4,673,000       3,885,000
        Computer equipment                                  5,043,000       4,767,000
                                                         ------------    ------------

                                                           38,269,000      31,387,000
        Less accumulated depreciation and amortization    (17,554,000)    (12,996,000)
                                                         ------------    ------------

        Property and equipment - net                     $ 20,715,000    $ 18,391,000
                                                         ============    ============

NOTE C - DUE FROM FACTOR

Under the terms of its factoring agreement, as amended, the Company may request advances from the factor up to 80% of aggregate receivables purchased by the factor at an interest rate of prime minus 2%. The Company also pays a fee equal to 0.45% of the gross invoice amount of each receivable purchased. In addition, the factor charges an annual unused line fee of .25% of the average daily unused portion of the Company's $15,000,000 credit line. The Company sells and assigns a substantial portion of its receivables, principally without recourse, to the factor. At December 31, 2004 and 2003, $295,000 and $512,000 of factored receivables, respectively, were sold by the Company with recourse. The factor assumes the credit risk of all assigned accounts approved by it, but maintains liens on all inventory, trade receivables (whether or not assigned) and the goods represented thereby.

A "factored" sale (whether "with" or "without" recourse) is substantially the same as a non-factored sale and the Company accounts for its factored sales/receivables in the same manner as our non-factored sales/receivables. The factor services the collection of the Company's accounts receivable. Funds collected by the factor are applied against advances owed to the factor (if any), and the balance is due and payable to the Company, net of any fees. The allowance against "due from factor" is an estimated provision for markdowns, allowances, discounts, advertising and other deductions that customers may deduct against their payments.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE D - STOCK OPTIONS

The Company has established various stock option plans under which options to purchase shares of common stock may be granted to employees, directors, officers, agents, consultants and independent contractors. The plans provide that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. No incentive stock option can be granted and exercised beyond five years to a stockholder owning 10% or more of the Company's outstanding common stock. Options granted under the plans during the three years ended December 31, 2004 vest on the date of grant or up to three years from such date.

The Company has several stock option plans. The 1993 Incentive Stock Option Plan, The 1995 Stock Plan, The 1996 Stock Plan and The 1997 Stock Plan provide for options to be granted to employees and directors.

The 1993 Incentive Stock Option Plan expired in 2003.

In June 1999, the Company adopted The 1999 Stock Plan which authorized the issuance of up to 400,000 shares. In May 2000, the stockholders approved an amendment to this Plan to increase the maximum number of shares to be issued under the Plan to 975,000 shares. In July 2001, the stockholders approved an amendment to this Plan to increase the maximum number of shares to be issued under the Plan to 1,600,000 shares. In May 2002, the stockholders approved a further amendment to this Plan to increase the maximum number of shares to be issued under the Plan to 2,280,000. In 2003, the stockholders approved a further amendment to this Plan to increase the maximum number of shares to be issued under the Plan to 2,920,000. In May of 2004, the stockholders approved a further amendment to this Plan to increase the maximum number of shares to be issued under the plan to 3,220,000. Terms of the 1999 Stock Plan are not materially different from the various existing stock option plans.

Through December 31, 2004, 3,011,000 options had been granted under The 1999 Stock Plan, as amended, and as of such date, 209,000 shares were available for grant.

In connection with the amended employment agreement of the former Chief Executive Officer ("CEO"), who is now the Company's Creative and Design Chief, the Company issued options to purchase 500,000 shares of its common stock. The options, which vested in August 1998, have an exercise price of $3.31 and are exercisable over 10 years expiring in March 2005. Unearned compensation was recorded in the amount of $1,345,000, which represented the difference between the exercise price and the fair value of the stock on the date of grant, and was classified as a component of stockholders' equity. Through December 31, 2003, the unearned compensation was being amortized over the ten-year term of the amended agreement. During the year ended December 31, 2004, the Company reevaluated its policy on amortizing unearned compensation relating to the issuance of stock options. The Company concluded that deferred compensation was to be amortized over the shorter of the vesting period of the option or the term of the employment agreement. Accordingly, the balance in unearned compensation was expensed this year resulting in a charge to operations of $512,000 in 2004. $128,000 was charged to operations for each of the years ended December 31, 2003 and 2002.

In connection with the Chief Operating Officer's employment agreement (the "COO Agreement"), the Company issued options to purchase 75,000 shares of its common stock. The options, which vested quarterly through December 31, 2001, have an exercise price of $8.00. The market value of the stock on the date of grant was $18.80 per share. Unearned compensation was recorded in the amount of $810,000, which represented the difference between the exercise price and the fair value of the stock on the date of grant, and was classified as a component of stockholders' equity. The unearned compensation was amortized over the two-year term of the employment agreement. Accordingly, $405,000 has been charged to operations in each year 2002 and 2001. As an amendment to the COO Agreement dated July 1, 2002, the Company issued 20,000 restricted shares of its common stock, which vest quarterly through January 1, 2005. The market value of the stock on the date of grant was $18.74 per share. Unearned compensation was recorded in the amount of $375,000 and is classified as a component of stockholders' equity. The unearned compensation is being amortized over the vesting period of the stock. Accordingly, $150,000 and $225,000 have been charged to operations in 2004 and 2003, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE D - STOCK OPTIONS (CONTINUED)

Activity relating to stock options granted under the Company's plans and outside the plans during the three years ended December 31, 2004 is as follows:

                                         2004                        2003                         2002
                             --------------------------   --------------------------   --------------------------
                                              Weighted                     Weighted                     Weighted
                                              Average                      Average                      Average
                                Number        Exercise     Number of       Exercise     Number of       Exercise
                              of Shares        Price         Shares         Price         Shares         Price
                             ------------    ----------   ------------    ----------   ------------    ----------
Outstanding at January 1        2,274,000    $    11.35      2,345,000    $    10.14      2,231,000    $     7.25
Granted                           380,000         17.84        403,000         17.81        696,000         17.53
Exercised                        (129,000)         3.25       (443,000)        10.79       (567,000)         7.70
Cancelled                         (12,000)        19.00        (31,000)        11.87        (15,000)        16.71
                             ------------                 ------------                 ------------

Outstanding at December 31      2,513,000         12.71      2,274,000         11.35      2,345,000         10.14
                             ============                 ============                 ============

Exercisable at December 31      2,272,000         12.93      1,885,000         10.33      1,813,000          8.01
                             ============                 ============                 ============

The following table summarizes information about stock options at December 31, 2004:

                                           Options Outstanding                  Options Exercisable
                             ----------------------------------------------    ---------------------
                                              Weighted
                                              Average                                       Weighted
                                              Remaining         Weighted                    Average
                               Number     Contractual Life      Average          Number     Exercise
  Range of Exercise Price    Outstanding     (in Years)      Exercise Price    Exercisable    Price
---------------------------  -----------  ----------------   --------------    -----------    -----
$1.75 to $3.31                  720,000           1.2             $2.44           720,000     $2.44
$5.50 to $7.00                   81,000           2.4              5.65            81,000      5.65
$8.00 to $9.12                  125,000           6.4              8.97           125,000      8.97
$9.55 to $12.00                  24,000           6.6              9.76            24,000      9.76
$13.50 to $16.85                311,000           8.4             14.17           261,000     14.29
$18.00 to $20.98              1,252,000           7.9             19.13         1,061,000     19.09
                             ----------                                        ----------

                              2,513,000           5.8             12.71         2,272,000     12.13
                             ==========                                        ==========

The following table summarizes the amount of options authorized, the amount of options granted (net of expired or cancelled options) and the amount of options available for grant for each of the 1995 Plan, 1996 Plan, 1997 Plan and 1999
Plan:

                                   1995 Plan   1996 Plan   1997 Plan   1999 Plan
                                   ---------   ---------   ---------   ---------

     Options authorized              330,000     375,000   1,000,000   3,220,000

     Options granted net of
     expired or cancelled            288,000     373,700     997,200   3,011,000
                                   ---------   ---------   ---------   ---------

     Available for grant as of
     December 31, 2004                42,000       1,300       2,800     209,000
                                   =========   =========   =========   =========

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE D - STOCK OPTIONS (CONTINUED)

In May 2003, the Company granted 100,000 options to Charles Koppelman, a director, exercisable at $13.50 per share which vest over one year on a quarterly basis. The difference between the market price of $19.00 per share and the option exercise price has been reflected as unearned compensation to be amortized over the one-year vesting period. In addition, the Company issued 303,000 options exercisable at the market price of the underlying common stock on the date of grant which principally vest over one year. In May of 2004, pursuant to a consulting agreement with this former director, the Company granted 100,000 options exercisable at $13.50 per share which vest over one year on a quarterly basis. The difference between the market price of $19.09 per share and the option exercise price has been reflected as unearned compensation to be amortized over the one-year vesting period. See note J(8) for a description of the consulting agreement.

NOTE E - RESTRICTED STOCK AWARDS

Restricted stock awards have been granted to certain key executives in management. These awards vest on various dates between January 2004 and January 2006. Awards of 101,000 shares and 190,000 shares were granted in 2003 and 2002, respectively. The average market price on the date of grant for awards granted in 2003 and 2002 was $18.41 and $17.15, respectively. Restricted stock compensation charged to expense was $1,715,000, $842,000 and $871,000 for 2004, 2003 and 2002, respectively.

In July 2004, the Company and several of its salesmen mutually agreed to replace restricted stock awards due to vest in January 2006 with cash awards to be paid on the vesting date. No shares had been issued under the original award. The cash awards, which total $183,000, are being charged to operations over the vesting period and are equal to the value of the restricted stock when originally issued. The transaction resulted in a reduction of Paid in Capital equal to the vested award.

In August 2004, prior to his restricted stock becoming fully vested, an employee of the Company was paid $378,000 in exchange for his restricted stock award. The cash award which was charged to operations during the vesting period, was equal to the value of the restricted stock when originally issued. No shares had been issued under the original award. The transaction resulted in a reduction of Paid in Capital equal to the vested award.

NOTE F - PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock. The Board of Directors has designated 60,000 shares of such preferred stock as Series A Junior Participating Preferred Stock ("Series A Preferred"). Holders of the shares of Series A Preferred are entitled to dividends equal to 1,000 times dividends declared or paid on the Company's common stock. Each share of Series A preferred entitles the holder to 1,000 votes on all matters submitted to the holders of common stock. The Series A Preferred has a liquidation preference of $1,000 per share, and is not redeemable by the Company. No preferred shares have been issued.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE H - OPERATING LEASES

The Company leases office, showroom and retail facilities under noncancelable operating leases with terms expiring at various times through 2013. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

               2005                    $11,004,000
               2006                     11,354,000
               2007                     11,030,000
               2008                      9,483,000
               2009                      8,029,000
               Thereafter               21,060,000
                                       -----------

                                       $71,960,000
                                       ===========

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes.

Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $13,520,000, $12,340,000 and $10,795,000, respectively. Included in such amounts are contingent rents of $105,000, $99,000 and $151,000 in 2004, 2003 and 2002, respectively.

Pursuant to certain leases, rent expense charged to operations differs from rent paid because of scheduled rent increases. Accordingly, the Company has recorded deferred rent. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases, on a straight-line basis, over the lease term.

NOTE I - INCOME TAXES

The income tax provision (benefit) consists of the following:

                                2004            2003            2002
                            ------------    ------------    ------------
       Current:
          Federal           $  6,422,000    $ 12,183,000    $ 11,411,000
          State and local      2,484,000       4,660,000       4,266,000
                            ------------    ------------    ------------
                               8,906,000      16,843,000      15,677,000
                            ------------    ------------    ------------
       Deferred:
          Federal               (189,000)     (1,648,000)       (793,000)
          State and local        (38,000)       (330,000)       (297,000)
                            ------------    ------------    ------------
                                (227,000)     (1,978,000)     (1,090,000)
                            ------------    ------------    ------------
                            $  8,679,000    $ 14,865,000    $ 14,587,000
                            ============    ============    ============

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

                                                       December 31,
                                               ----------------------------
                                                2004       2003       2002
                                               ------     ------     ------
  Income taxes at federal statutory rate         35.0%      35.0%      35.0%
  State income taxes - net of federal income
      tax benefit                                 7.6        8.3        8.3
  Nondeductible items                             0.1        0.1        0.1
  Other                                          (1.3)      (1.3)      (1.0)
                                               ------     ------     ------

  Effective rate                                 41.4%      42.1%      42.4%
                                               ======     ======     ======

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE I - INCOME TAXES (CONTINUED)

The Company applies the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Realization of deferred tax assets depends on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of deferred tax assets considered realizable however could be reduced in the near term if estimates of future taxable income are reduced.

The components of deferred tax assets and liabilities are as follows:


                                                    December 31,
                                            ---------------------------
                                                2004           2003
                                            ------------   ------------
         Current deferred tax assets:
            Receivable allowances           $  1,232,000   $  1,007,000
            Inventory                            918,000        685,000
            Unrealized loss                      286,000
            Other                                 62,000
                                            ------------   ------------

                                               2,498,000      1,692,000
                                            ------------   ------------
         Non-current deferred tax assets:
            Depreciation                       2,195,000      3,169,000
            Deferred compensation              2,253,000      1,682,000
            Deferred rent                        878,000        767,000
            Unrealized loss                      454,000
                                            ------------   ------------

                                               5,780,000      5,618,000
                                            ------------   ------------

         Deferred tax assets                $  8,278,000   $  7,310,000
                                            ============   ============

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

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

[4]   Other actions:

      (a) The Company and certain of the Company's present and/or former directors have been named in an action commenced in the United States District Court for the Eastern District of New York by the Safeco Surplus Lines Insurance Company captioned Safeco Surplus Lines Ins. Co. v. Steven Madden Ltd., et al., 02 CV 1151 (JG). The complaint principally seeks rescission of the excess insurance policy issued by Safeco to the Company for the February 4, 2000 to June 13, 2001 period and an order declaring that Safeco does not owe any indemnity obligation to the Company or any of its officers and directors in connection with the putative shareholder class action and derivative cases described in the Form 10-Q filed by the Company for the quarter ended March 31, 2002. The parties agreed to resolve Safeco's claims without any payment to Safeco and the case was dismissed, with prejudice and without costs to any of the parties, by stipulation, which stipulation was so ordered by the Court.

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

      (c) On December 15, 2003, the Company commenced an action against LaRue Distributors, Inc. ("LaRue") in the United States District Court for the Southern District of New York. The Company seeks a declaratory judgment that the Company properly terminated a license agreement with LaRue and monetary damages for breaches of the license agreement and trademark infringement by LaRue. Subsequently, LaRue served an answer and counterclaim alleging that the license agreement was improperly terminated by the Company and seeking compensatory and punitive damages. The Company filed an answer denying any liability with respect to the counterclaim. The parties submitted cross-motions for summary judgment on February 28, 2005. If neither motion is granted, a trial will be scheduled for later in 2005. The Company believes that it has substantial defenses to the counterclaims asserted by LaRue. Notwithstanding the Company's assertion of its substantial defenses, the Company has retained an expert which has calculated the damages to LaRue, assuming LaRue prevails on its claim of improper termination of the license agreement, to be less than $1,000,000.

      (d) On or about July 9, 2004, an action was filed in the United States District Court for the Southern District of New York against the Company by Robert Marc for trademark infringement, captioned Robert Marc v. Steve Madden, Ltd. Case No. 04 CV 5354 (JGK). In the action, Robert Marc claims trademark infringement in connection with a "bar and dot" design on the sides of certain eyewear. The alleged infringing eyeglasses are manufactured and sold by the Company's licensee for eyewear, Colors in Optics, which is also a defendant in the action. Colors in Optics has assumed responsibility for the defense of this action. The Company believes that this action will not have a material effect on the Company's financial position. The matter was settled with no payment of money by Steven Madden Ltd. Steven Madden Ltd. signed the settlement papers on or about February 10th, and a dismissal should be filed shortly.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

      (e) On or about December 20, 2004, an action was filed in the United States District Court for the Central District of California against the Company by Global Brand Marketing Inc. for patent infringement, captioned Global Brand Marketing Inc. v. Steven Madden Ltd., Case No. CV 04-10339 (RJK-AJW (RZx)). In the action GBMI claims infringement of a design patent in connection with a shoe sold by Steven Madden referred to as the "Ronan." The parties are in the process of discussing settlement. The Company believes that this action will not have a material effect on the Company's financial position.

      (f) The Company has been named as a defendant in certain other lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the Company's financial position or results of operations. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

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

      The Company has employment agreements with other executives (the "executives") which expire between January 1, 2005 and June 30, 2006. These agreements provide for cash bonuses based upon a percentage of year to year increases in earnings before interest taxes depreciation and amortization, option grants and non-accountable expense allowances as defined. Base salary commitments for these executives are as follows:



            2005                    $1,060,000
            2006                       234,000
                                    ----------
                                    $1,294,000
                                    ==========

      In connection with their employment agreements, two executives are entitled to receive an aggregate of 40,000 shares of restricted common stock from the Company. The restricted shares vest equally each quarter over the period of their employment agreements through December 2005. Accordingly, the Company has recorded a charge to operations in the amount of $254,000 and $324,000 for the 20,000 and 19,000 shares that vested during the years ended December 31, 2004 and 2003, respectively. Further, one executive received 100,000 stock options exercisable at $19.00 per share, the market price on the date of grant. 20,000 of these options vested on June 30, 2003 and the balance vest equally, each quarter, through June 30, 2005.

      In addition, the Company accrued an aggregate of approximately $155,000 for bonuses under these agreements for 2004.

[6]   Letters of credit:

      At December 31, 2004 and 2003, the Company had open letters of credit for the purchase of imported merchandise of approximately $9,808,000 and $7,458,000, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

[7]   Royalty agreements:

      Pursuant to the Company's license agreement with Jones Investment Company, Inc., the Company has the right to use the l.e.i. trademark in connection with the sale and marketing of footwear. The agreement, which expires on September 30, 2006, requires the Company to pay a royalty equal to a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved.

      On January 7, 2003, the Company entered into a long-term license agreement with Seattle Pacific Industries, Inc., under which the Company has the right to use the Unionbay trademark in connection with the sale and marketing of footwear for men and boys. The initial term of the agreement expires on December 31, 2006, with four 3-year renewal terms, the last of which will expire on December 31, 2018. The agreement requires the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved.

      On May 12, 2003, the Company entered into a long-term license agreement with Candie's, Inc. to design, manufacture, and distribute Candie's branded footwear for women and children worldwide. That agreement provided that the initial term of the agreement expired on December 31, 2009, with four 3-year renewal terms, the last of which expired on December 31, 2021. The agreement required the Company to make royalty and advertising payments equal to a percentage of net sales of licensed products and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. On December 6, 2004, the agreement was amended to reflect Candie's decision to name Kohl's Corporation the exclusive provider of a new line of Candie's apparel. The amendment extended the initial term of the agreement to December 31, 2010, and eliminated the renewal term options. Pursuant to the amendment, commencing on January 1, 2007, the Company will no longer have the exclusive right to market Candie's branded footwear and will be permitted to sell Candie's branded footwear only to Kohl's. Under the terms of the amendment, Candie's guarantees that the Company will achieve minimum sales levels with Kohl's during the term of the agreement. In the event such minimum sales levels are not achieved, Candie's is required to compensate the Company in an amount based on a percentage of the sales shortfall. Effective January 1, 2005, all royalty and advertising payments will be eliminated. As an inducement to execute the amendment, the Company is required to pay Candie's a total of $3,000,000 payable in eight equal quarterly installments.

      Royalty expenses are included in the "operating expenses" section of the Company's Consolidated Statements of Income. Aggregate minimum future royalties under these agreements are as follows:

                  Year Ending
                  December 31,

                      2005                $  2,740,000
                      2006                   2,318,000
                      2007                     375,000
                                          ------------

                                          $  5,433,000
                                          ============

[8]   Related Party Transactions:

      In January 2004, the Company entered into an agreement with JLM Consultants, a company wholly-owned by John Madden, one of the Company's directors. Under this agreement, Mr. Madden provided consulting services with respect to the development of international sales of the Company. Pursuant to this agreement, JLM Consultants received a fee of $252,000 in 2004, besides for Mr. Madden's fees received for service to the Company as a director.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

      In July 2001, the Company entered into a consulting agreement with Peter
      J. Solomon & Company, a financial advisory firm of which Marc Cooper, one of the Company's directors, is a managing director. Under this agreement, the firm provided financial advisory and investment banking services to the Company. This agreement was amended in March 2004. Pursuant to this agreement, the Company paid fees and expenses to Peter J. Solomon & Company of $161,000, $33,000 and $150,000 for 2004, 2003 and 2002
      respectively.

      In July 2004, the Company entered into a consulting agreement with Charles Koppelman, who served as a director of the Company from June 1998 through May 2004 and as Chairman of the Board from July 2001 through May 2004. Under this agreement, Mr. Koppelman provided consulting services that included enhancing and promoting the Company's brands and seeking licensing and acquisition opportunities. Pursuant to this agreement, Mr. Koppelman received 100,000 stock options and a fee of $105,000 in 2004. See Note D for a description of the options. This agreement expires on June 30, 2005.

      In October 2002, the Company entered into an agreement with Jeff Birnbaum, one of the Company's directors. Under this agreement, Mr. Birnbaum provided consulting services with respect to the designing and manufacturing of shoes and general consulting services to the Company. Pursuant to this agreement, Mr. Birnbaum received a fee of $250,000 in 2004 besides for fees received for service to the Company as a director. Mr. Birnbaum has been the Product Development Manager of Dolphin Shoe Company since August 1982. Dolphin Shoe Company is one of the Company's domestic suppliers. In addition, Jeff Birnbaum's brother, Steven Birnbaum owns a trading company, Bulls Eye Trading ("Bullseye") that acts as a selling agent for the Company. Jeff Birnbaum does not own an interest in Bullseye nor is he a director of Bullseye nor does Bullseye pay him any compensation.

      The Madden Mens division of the Company purchases a significant amount of shoes from La Tandem International, Inc. Mr. James Chen, the brother of Harry Chen, is the President of La Tandem International, Inc., and La Tandem International, Inc. is owned or controlled by members of the Chen family. Harry Chen is the chairman and lead designer of the Madden Mens Division of the Company.

[9]   Concentrations:

      The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company's marketable securities and a money account are principally held at one brokerage company.

      During the year ended December 31, 2004, the Company purchased approximately 25% of its merchandise from a supplier in Brazil and 17% and 10% of its merchandise from two suppliers in China, respectively. Total inventory purchases for the year ended December 31, 2004 from Brazil and China were approximately 26% and 41%, respectively.

      During the year ended December 31, 2003, the Company purchased approximately 13% of its merchandise from a supplier in Brazil. Total inventory purchases for the year ended December 31, 2003 from Brazil were approximately 19%. The Company also purchased inventory during the year ended December 31, 2003 from two vendors in China totaling approximately 32%.

      During the year ended December 31, 2002, the Company purchased approximately 29% of its merchandise from a supplier in Brazil and 18% and 16% of its merchandise from two suppliers in China, respectively. Total inventory purchases for the year ended December 31, 2002 from Brazil and China were approximately 30% and 54%, respectively.

      Sales to two customers accounted for 10% and 9% of total net sales for the year ended December 31, 2004. These customers each represented 13% of accounts receivable at December 31, 2004.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


      Sales to two customers accounted for 10% and 11% of total net sales for the year ended December 31, 2003. These customers each represented 17% of accounts receivable at December 31, 2003.

      Sales to two customers accounted for 13% and 10% of total net sales for the year ended December 31, 2002. These customers represented 17% and 10% of accounts receivable at December 31, 2002, respectively.

      Sales to such customers are included in the wholesale segment (see Note
      K). Purchases are made primarily in United States dollars.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

[10]  Valuation and qualifying accounts:

      The following is a summary of the allowance for doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount Due from Factor for the years ended December 31:

                                                                  2004            2003            2002
                                                              ------------    ------------    ------------
      Balance at beginning of year                            $  2,378,000    $  2,215,000    $  1,644,000
      Charged to expense                                           537,000         163,000         630,000
      Uncollectible accounts written off, net of recoveries                                        (59,000)
                                                              ------------    ------------    ------------

      Balance at end of year                                  $  2,915,000    $  2,378,000    $  2,215,000
                                                              ============    ============    ============

      The following is a summary of the reserve for slow moving inventory for the years ended December 31:

                                                                  2004            2003            2002
                                                              ------------    ------------    ------------
      Balance at beginning of year                            $    663,000    $    877,000    $    461,000
      Charged to reserve                                            58,000         214,000               0
      Increase to the reserve                                            0               0         416,000
                                                              ------------    ------------    ------------
      Balance at end of year                                  $    608,000    $    663,000    $    877,000
                                                              ============    ============    ============

      The following is a summary of property and equipment and the related accounts of accumulated depreciation and amortization for the years ended
      December 31:

                                                                  2004            2003            2002
                                                              ------------    ------------    ------------

      Cost basis
      Balance at beginning of year                            $ 31,387,000    $ 27,507,000    $ 27,512,000
      Additions                                                  7,387,000       6,061,000       5,072,000
      Write-off of fully depreciated assets                       (505,000)     (2,181,000)     (5,077,000)
                                                              ------------    ------------    ------------

      Balance at end of year                                    38,269,000      31,387,000      27,507,000
                                                              ------------    ------------    ------------

      Accumulated depreciation and amortization
      Balance at beginning of year                              12,996,000      10,434,000      11,805,000
      Depreciation and amortization                              5,063,000       4,743,000       3,706,000
      Write-off of fully depreciated assets                       (505,000)     (2,181,000)     (5,077,000)
                                                              ------------    ------------    ------------

      Balance at end of year                                    17,554,000      12,996,000      10,434,000
                                                              ------------    ------------    ------------

      Property and equipment, net                             $ 20,715,000    $ 18,391,000    $ 17,073,000
                                                              ============    ============    ============

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

      The following is a summary of cost in excess of fair value of net assets acquired and the related accumulated amortization for the years ended December 31:

                                                                2004           2003           2002
                                                            ------------   ------------   ------------
      Cost basis
      Balance at beginning and end of year                  $  2,780,000   $  2,780,000   $  2,780,000
                                                            ------------   ------------   ------------

      Accumulated amortization
      Balance at beginning of year                               714,000        714,000        714,000
                                                            ------------   ------------   ------------

      Cost in excess of fair value of net assets acquired   $  2,066,000   $  2,066,000   $  2,066,000
                                                            ============   ============   ============

[11]  Other:

      Pursuant to an agreement reached on February 2, 2005 with an 8% shareholder, the Company has agreed to commit $25 million in 2005 and $10 million in 2006 to a combination of share repurchases and/or dividends, such programs to be implemented at such time and such manner as the board of directors shall determine in its sole discretion. As of February 28, 2005, the Company has repurchased 177,000 shares for $3,316,000.

NOTE K - OPERATING SEGMENT INFORMATION

The Company's reportable segments are primarily based on methods used to distribute its products. The wholesale and retail segments derive revenue from sales of women's, men's, girl's and children's footwear. The wholesale segment, through sales to department and specialty stores, and the retail segment, through our operation of retail stores and our website, derive revenue from sales of branded women's, men's, girl's and children's footwear. In addition, the wholesale segment has a licensing program that extends the Steve Madden and Stevies brands to accessories and ready-to-wear apparel. The other segment represents activities of a subsidiary which earns commissions for serving as a buying agent to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of private label shoes.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE K - OPERATING SEGMENT INFORMATION (CONTINUED)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before other income (expense) and the provision for income taxes. The following is information for the Company's reportable segments:

                                          Wholesale         Retail           Other       Consolidated
                                        -------------    -------------   -------------   -------------
Year ended December 31, 2004:
  Net sales to external customers (a)   $ 230,347,000    $ 107,797,000                   $ 338,144,000
  Gross profit                             66,749,000       55,920,000                     122,669,000
  Commissions and licensing fees            2,310,000                    $   4,496,000       6,806,000
  Income from operations                    8,272,000        8,431,000       2,278,000      18,981,000
  Depreciation and amortization             1,459,000        3,405,000           7,000       4,871,000
  Other significant items:
   Deferred compensation                    2,782,000                                        2,782,000
   Deferred rent expense                      192,000           68,000                         260,000
   Provision for doubtful accounts            191,000                                          191,000
  Segment assets (b)                      135,362,000       44,048,000         891,000     180,301,000
  Capital expenditures                      1,965,000        5,414,000           8,000       7,387,000

Year ended December 31, 2003:
  Net sales to external customers (a)   $ 228,686,000    $  95,518,000                   $ 324,204,000
  Gross profit                             75,167,000       50,852,000                     126,019,000
  Commissions and licensing fees            2,838,000                    $   5,056,000       7,894,000
  Income from operations                   21,589,000        9,133,000       2,904,000      33,626,000
  Depreciation and amortization             1,136,000        3,604,000           3,000       4,743,000
  Other significant items:
   Deferred compensation                    2,877,000                                        2,877,000
   Deferred rent expense (reversal)            33,000          262,000           1,000         296,000
   Provision for doubtful accounts            163,000                                          163,000
  Segment assets (b)                      139,625,000       37,828,000         417,000     177,870,000
  Capital expenditures                      2,667,000        3,394,000                       6,061,000

Year ended December 31, 2002:
  Net sales to external customers (a)   $ 234,253,000    $  91,883,000                   $ 326,136,000
  Gross profit                             77,889,000       48,794,000                     126,683,000
  Commissions and licensing fees            1,833,000                        4,770,000       6,603,000
  Income from operations                   21,664,000        9,000,000       2,548,000      33,212,000
  Depreciation and amortization               739,000        2,966,000           1,000       3,706,000
  Other significant items:
   Deferred compensation                    2,228,000                                        2,228,000
   Deferred rent expense (reversal)           (14,000)         243,000           4,000         233,000
   Provision for doubtful accounts            570,000                            1,000         571,000
  Segment assets (b)                      113,477,000       36,166,000         857,000     150,500,000
  Capital expenditures                      1,246,000        3,826,000                       5,072,000

(a) Attributed to the United States, based on the location in which the sale originated.

(b) All long-lived assets, consisting of property and equipment and cost in excess of fair value of net assets acquired, are located in the United States.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2004 and 2003


NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003 (000's omitted):

                                           March 31,      June 30,     September 30,  December 31,
                                         ------------   ------------   ------------   ------------
2004:
  Wholesale, net                         $     55,067   $     59,804   $     64,851   $     50,625
  Retail, net                                  23,701         26,430         23,759         33,907
                                         ------------   ------------   ------------   ------------
    Net sales                                  78,768         86,234         88,610         84,532
  Cost of sales                                47,496         53,522         57,160         57,297
                                         ------------   ------------   ------------   ------------
  Gross profit                                 31,272         32,712         31,450         27,235
  Commissions and licensing fee income          1,416          1,811          1,702          1,877
  Net income                                    4,126          4,090          3,686            373
  Net income per share:
    Basic                                        0.31           0.31           0.28           0.03
    Diluted                                      0.29           0.28           0.26           0.03

2003:
  Wholesale, net                         $     57,592   $     63,335   $     65,601   $     42,158
  Retail, net                                  21,106         22,409         23,062         28,941
                                         ------------   ------------   ------------   ------------
    Net sales                                  78,698         85,744         88,663         71,099
  Cost of sales                                47,733         53,436         53,067         43,949
                                         ------------   ------------   ------------   ------------
  Gross profit                                 30,965         32,308         35,596         27,150
  Commissions and licensing fee income          1,690          2,145          2,205          1,854
  Net income                                    5,049          5,780          7,073          2,552
  Net income per share:
    Basic                                        0.39           0.45           0.54           0.20
    Diluted                                      0.36           0.41           0.50           0.18

   (b) Exhibits.

3.01 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed with the Commission on November 23, 1998).

3.02     Amended & Restated By-Laws of the Company (incorporated by reference to
         Exhibit 3.02 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31. 2001).

4.01 Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form SB-2/A filed with the Commission on September 29, 1993 (File No. 033-67162)).

4.02 Rights Agreement between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on November 16, 2001).

10.07    Employment Agreement of Arvind Dharia (incorporated by reference to
         Exhibit 10.07 to the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2000).

10.08    Employment Agreement of Richard Olicker (incorporated by reference to
         Exhibit 10.08 to the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2000).

10.09 Second Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30,
         2001).

10.10    Employment Agreement of Jamieson Karson (incorporated by reference to
         Exhibit 99.3 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001).

10.11 Amendment No. 1 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001).

10.12 Employment Agreement between Adesso-Madden, Inc. and Gerald Mongeluzo (incorporated by reference to Exhibit 99.5 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001).

10.13 Employment Agreement between Steven Madden Retail, Inc. and Mark Jankowski (incorporated by reference to Exhibit 99.6 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30,
         2001).

10.14 Amendment No. 1 to Employment Agreement of Richard Olicker (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending September 30, 2002).

10.15 Amendment No. 2 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending September 30, 2002).

10.16 Amendment No. 1 to Employment Agreement of Jamieson Karson (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2004).

21.01 Subsidiaries of Registrant (incorporated by reference to Exhibit 21.01 to the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2000).

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

Dated:    New York, New York
          March 16, 2005

                                      STEVEN MADDEN, LTD.

                                      By: /s/ JAMIESON KARSON
                                          ------------------------------------
                                          Jamieson Karson
                                          Chairman and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                        Title                      Date
---------------------------   ------------------------------  ------------------

/s/ JAMIESON KARSON          Chairman and Chief Executive       March 16, 2005
---------------------------  Officer
Jamieson Karson


/s/ ARVIND DHARIA            Chief Financial Officer            March 16, 2005
---------------------------
Arvind Dharia


/s/ JEFFREY BIRNBAUM         Director                           March 16, 2005
---------------------------
Jeffrey Birnbaum


/s/ MARC COOPER              Director                           March 16, 2005
---------------------------
Marc Cooper


/s/ JOHN L. MADDEN           Director                           March 16, 2005
---------------------------
John L. Madden


/s/ PETER MIGLIORINI         Director                           March 16, 2005
---------------------------
Peter Migliorini


/s/ THOMAS H. SCHWARTZ       Director                           March 16, 2005
---------------------------
Thomas H. Schwartz


/s/ AWADHESH SINHA           Director                           March 16, 2005
---------------------------
Awadhesh Sinha

                               STEVEN MADDEN, LTD.
                                    FORM 10-K

                                  EXHIBIT INDEX

3.01 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed with the Commission on November 23, 1998).

3.02     Amended & Restated By-Laws of the Company (incorporated by reference to
         Exhibit 3.02 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31. 2001).

4.01 Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form SB-2/A filed with the Commission on September 29, 1993 (File No. 033-67162)).

4.02 Rights Agreement between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on November 16, 2001).

10.07    Employment Agreement of Arvind Dharia (incorporated by reference to
         Exhibit 10.07 to the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2000).

10.08    Employment Agreement of Richard Olicker (incorporated by reference to
         Exhibit 10.08 to the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2000).

10.09 Second Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30,
         2001).

10.10    Employment Agreement of Jamieson Karson (incorporated by reference to
         Exhibit 99.3 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001).

10.11 Amendment No. 1 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001).

10.12 Employment Agreement between Adesso-Madden, Inc. and Gerald Mongeluzo (incorporated by reference to Exhibit 99.5 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001).

10.13 Employment Agreement between Steven Madden Retail, Inc. and Mark Jankowski (incorporated by reference to Exhibit 99.6 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30,
         2001).

10.14 Amendment No. 1 to Employment Agreement of Richard Olicker (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending September 30, 2002).

10.15 Amendment No. 2 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending September 30, 2002).

10.16 Amendment No. 1 to Employment Agreement of Jamieson Karson (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2004).

21.01 Subsidiaries of Registrant (incorporated by reference to Exhibit 21.01 to the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2000).

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