Form 10-K/A
period 2004-12-31
STEVEN MADDEN, LTD.
filed 2005-04-11
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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
  (State or other jurisdiction              (I.R.S. employer identification no.)
of incorporation or organization)


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

                                Explanatory Note

     In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of management's report on the Company's internal control over financial reporting and independent registered public accountants' attestations by eligible companies. We elected to utilize this extension period. Therefore, Steven Madden, Ltd. hereby amends its Annual Report on Form 10-K, filed on March 16, 2005, to include Management's Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm required in Item 9A Controls and Procedures. As set forth in guidance issued by the Division of Corporation Finance, this Form 10-K/A contains all of the information required by Item 9A of Form 10-K, the certifications required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and a consent of Eisner LLP.

     ITEM 9A   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the fiscal year covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the fiscal year covered by this annual report.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such material change during the fourth quarter of 2004.

Management's Annual Report on Internal Control Over Financial Reporting

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

     The Company's Independent Registered Public Accounting Firm, Eisner LLP, has audited and issued a report on management's assessment of the Company's internal control over financial reporting. The report of Eisner LLP appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Steven Madden, Ltd.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Steven Madden, Ltd. (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Steven Madden, Ltd.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Steven Madden, Ltd. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, Steven Madden, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steven Madden, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 28, 2005 expressed an unqualified opinion on those consolidated financial statements.


Eisner LLP

New York, New York
March 31, 2005

     SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   New York, New York
         April 11, 2005

                                       STEVEN MADDEN, LTD.

                                       By: /s/ JAMIESON KARSON
                                           -------------------------------------
                                           Jamieson Karson
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

    Signature                           Title                         Date
--------------------------    ----------------------------        --------------
/s/ JAMIESON KARSON           Chairman and Chief Executive        April 11, 2005
--------------------------    Officer
Jamieson Karson

/s/ ARVIND DHARIA             Chief Financial Officer             April 11, 2005
--------------------------
Arvind Dharia

/s/ JEFFREY BIRNBAUM          Director                            April 11, 2005
--------------------------
Jeffrey Birnbaum

/s/ MARC COOPER               Director                            April 11, 2005
--------------------------
Marc Cooper

/s/ HAROLD KAHN               Director                            April 11, 2005
--------------------------
Harold Kahn

/s/ JOHN L. MADDEN            Director                            April 11, 2005
--------------------------
John L. Madden

/s/ PETER MIGLIORINI          Director                            April 11, 2005
--------------------------
Peter Migliorini

/s/ THOMAS H. SCHWARTZ        Director                            April 11, 2005
--------------------------
Thomas H. Schwartz

/s/ AWADHESH SINHA            Director                            April 11, 2005
--------------------------
Awadhesh Sinha

                               STEVEN MADDEN, LTD.
                                   FORM 10-K/A

                                    EXHIBITS

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