Form 10-Q
period 2005-03-31
STEVEN MADDEN, LTD.
filed 2005-05-10
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2005
--------------------------------------------------------------------------------

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

As of May 5, 2005, there were 12,995,317 shares of the registrant's common stock, $.0001 par value, outstanding.

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                 March 31, 2005

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements (Unaudited):

          Consolidated Balance Sheets.....................................    1

          Consolidated Statements of Operations...........................    2

          Consolidated Statements of Cash Flows...........................    3

          Notes to Unaudited Condensed Consolidated Financial Statements..    4


ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations................    8

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk......   19

ITEM 4.   Controls and Procedures.........................................   19

PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings...............................................   20

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....   21


ITEM 6.   Exhibits........................................................   21

          Signature.......................................................   22

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

                                                                       March 31,     December 31,      March 31,
                                                                         2005            2004            2004
                                                                     ------------    ------------    ------------
                                                                      (unaudited)                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $     30,186    $     30,853    $     22,302
   Accounts receivable, net of allowances of $640, $536 and $688            2,817           3,322           7,790
   Due from factor, net of allowances of $3,164, $2,379 and $1,973         40,139          33,711          39,565
   Inventories                                                             28,684          34,384          26,063
   Marketable securities - available for sale                              14,011          12,784           8,043
   Prepaid expenses and other current assets                                2,142           1,287           3,192
   Prepaid taxes                                                            1,959           2,255           2,588
   Deferred taxes                                                           3,030           2,498           1,796
                                                                     ------------    ------------    ------------

        Total current assets                                              122,968         121,094         111,339

Property and equipment, net                                                20,754          20,715          19,303
Deferred taxes                                                              5,488           5,780           5,618
Deposits and other                                                            433             435             434
Marketable securities - available for sale                                 33,925          36,340          42,253
Cost in excess of fair value of net assets acquired                         2,066           2,066           2,066
                                                                     ------------    ------------    ------------

                                                                     $    185,634    $    186,430    $    181,013
                                                                     ============    ============    ============

LIABILITIES
Current liabilities:
   Accounts payable                                                  $     14,900          13,450    $     11,291
   Accrued expenses                                                         6,436           6,227           3,852
                                                                     ------------    ------------    ------------

        Total current liabilities                                          21,336          19,677          15,143

Deferred rent                                                               2,118           2,088           1,917
                                                                     ------------    ------------    ------------

                                                                           23,454          21,765          17,060
                                                                     ------------    ------------    ------------

Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized;
   none issued; Series A Junior Participating preferred stock -
   $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 60,000 shares authorized, 15,228,
   14,608 and 14,569 shares issued, 13,129, 12,818 and
   13,324 outstanding                                                           2               1               1
Additional paid-in capital                                                 82,681          80,631          79,407
Retained earnings                                                         104,413         103,451          95,302
Stock subscription receivable                                                  --              --            (175)
Unearned compensation                                                        (377)           (703)         (2,448)
Other comprehensive gain:
   Unrealized gain on marketable securities (net of taxes)                 (1,354)         (1,024)           (143)
Treasury stock - 2,099, 1,790 and 1,245 shares at cost                    (23,185)        (17,691)         (7,991)
                                                                     ------------    ------------    ------------

                                                                          162,180         164,665         163,953
                                                                     ------------    ------------    ------------

                                                                     $    185,634    $    186,430    $    181,013
                                                                     ============    ============    ============

See accompanying notes to consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

                                                                       Three Months Ended
                                                                            March 31,
                                                                    ------------------------
                                                                       2005          2004
                                                                    ----------    ----------
Net sales:
   Wholesale                                                        $   56,861    $   55,067
   Retail                                                               26,475        23,701
                                                                    ----------    ----------

                                                                        83,336        78,768
                                                                    ----------    ----------

Cost of sales:
   Wholesale                                                            40,475        35,668
   Retail                                                               14,543        11,828
                                                                    ----------    ----------

                                                                        55,018        47,496
                                                                    ----------    ----------

Gross profit:
   Wholesale                                                            16,386        19,399
   Retail                                                               11,932        11,873
                                                                    ----------    ----------

                                                                        28,318        31,272

Commission and licensing fee income                                      1,947         1,416
Operating expenses                                                     (29,044)      (26,108)
                                                                    ----------    ----------

Income from operations                                                   1,221         6,580
Interest and other income, net                                             438           534
                                                                    ----------    ----------

Income before provision for income taxes                                 1,659         7,114
Provision for income taxes                                                 697         2,988
                                                                    ----------    ----------

Net income                                                          $      962    $    4,126
                                                                    ==========    ==========

Basic income per share                                              $     0.07    $     0.31
                                                                    ==========    ==========

Diluted income per share                                            $     0.07    $     0.29
                                                                    ==========    ==========

Basic weighted average common shares outstanding                        13,235        13,254
Effect of dilutive securities - options/warrants/restricted stock          569         1,120
                                                                    ----------    ----------

Diluted weighted average common shares outstanding                      13,804        14,374
                                                                    ==========    ==========

See accompanying notes to consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   ------------------------
                                                                                      2005          2004
                                                                                   ----------    ----------
Cash flows from operating activities:
   Net income                                                                      $      962    $    4,126
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                     1,314         1,106
      Non-cash compensation                                                               327           656
      Provision for bad debts                                                             889           283
      Deferred rent expense                                                                30            89
      Realized loss on marketable securities                                               41             3
      Deferred taxes                                                                       --          (104)
      Changes in:
        Accounts receivable                                                               401        (3,745)
        Due from factor                                                                (7,213)      (10,864)
        Inventories                                                                     5,700        (2,205)
        Prepaid expenses, prepaid taxes, deposits and other assets                       (557)        1,270
        Accounts payable and other accrued expenses                                     1,659        (1,711)
                                                                                   ----------    ----------

           Net cash provided by (used in) operating activities                          3,553       (11,096)
                                                                                   ----------    ----------

Cash flows from investing activities:
   Purchase of property and equipment                                                  (1,353)       (2,017)
   Purchase of marketable securities                                                     (426)      (20,707)
   Sale/redemption of marketable securities                                             1,003         3,050
                                                                                   ----------    ----------

           Net cash used in investing activities                                         (776)      (19,674)
                                                                                   ----------    ----------

Cash flows from financing activities:
   Proceeds from options and warrants exercised                                         2,050
   Common stock purchased for treasury                                                 (5,494)
   Repayment of lease obligations                                                          --            (1)
                                                                                   ----------    ----------

           Net cash used in financing activities                                       (3,444)           (1)
                                                                                   ----------    ----------

Net decrease in cash and cash equivalents                                                (667)      (30,771)
Cash and cash equivalents - beginning of period                                        30,853        53,073
                                                                                   ----------    ----------

Cash and cash equivalents - end of period                                          $   30,186    $   22,302
                                                                                   ==========    ==========

See accompanying notes to consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
March 31, 2005
($ in thousands except per share data)

NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") and the results of its operations and cash flows for the periods presented. The results of its operations for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2004 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 16, 2005, as amended on April 11, 2005.

NOTE B - MARKETABLE SECURITIES

Marketable securities consist primarily of corporate bonds, U.S. treasury notes and government asset-backed securities with maturities greater than three months and up to five years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in shareholders' equity as accumulated other comprehensive income
(loss). Amortization of premiums and discounts are included in interest income and are not material. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.

NOTE C - INVENTORIES

Inventories, which consist of finished goods, are stated at the lower of cost (first-in, first-out method) or market.

NOTE D - REVENUE RECOGNITION

The Company recognizes revenue on wholesale sales when products are shipped pursuant to our standard terms which are freight on board (FOB) warehouse. Sales reductions for anticipated discounts and allowances are recognized when sales are recorded. Customers retain the right to product replacement for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company earns commission income as a buying agent through its Adesso-Madden Division by arranging to produce private label shoes to the specifications of its clients. Commission revenue is recognized as earned when title of the product transfers from the manufacturer to the customer and is recorded on a net basis.

The Company licenses its Steve Madden trademark for use in connection with the manufacturing, marketing and sale of belts, sunglasses, eyewear and hosiery. Each license agreement requires the licensee to pay to the Company a royalty and advertising fee based on net sales. A minimum royalty and advertising fee is due the Company in the event that specified net sales targets are not achieved. Licensing revenue is recognized on the basis of net sales reported by the licensees or, if greater, minimum guaranteed royalties when received and earned. In substantially all of the Company's license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis (due in advance on the first day of the quarter).

NOTE E - SALES DEDUCTIONS

The Company supports retailers' initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. These expenses are reflected in the financial statements as deductions to net sales. For the three-month periods ended March 31, 2005 and 2004, the total deduction to net sales for these expenses was $8,516 and $7,785 respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
March 31, 2005
($ in thousands except per share data)


NOTE F - COST OF SALES

All costs incurred to bring finished products to the Company's distribution center are included in the cost of sales line item on the Consolidated Statement of Operations. These include purchase commissions, letter of credit fees, F.O.B. costs, sample expenses, custom duty, inbound freight, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of the Company's Consolidated Statement of Operations. The Company classifies all shipping costs to customers as operating expenses. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

NOTE G - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Diluted income per share also reflects the unvested and unissued shares promised to employees which have a dilutive effect. For the purposes of calculating the diluted income per share for the three months ended March 31, 2005 and 2004, stock options representing approximately 1,202,000 and 100,000 shares, respectively, have been excluded because including the shares would be anti-dilutive.

NOTE H - STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2003 as an amendment to SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              2005            2004
                                                          ------------    ------------
       Reported net income                                $        962    $      4,126
       Stock-based employee compensation included in
          reported net income, net of tax                           82
       Stock-based employee compensation determined
          under the fair value based method, net of tax           (538)           (820)
                                                          ------------    ------------

       Pro forma net income                               $        506    $      3,306
                                                          ============    ============

       Basic income per share:
          As reported                                     $       0.07    $       0.31
          Pro forma                                       $       0.04    $       0.25

       Diluted income per share:
          As reported                                     $       0.07    $       0.29
          Pro forma                                       $       0.04    $       0.23

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
March 31, 2005
($ in thousands except per share data)


NOTE I - COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended March 31, 2005 and 2004, after considering other comprehensive income including unrealized loss on marketable securities of $330 and $16, was $632 and $4,110, respectively.

NOTE J - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. Note H, entitled Stock-Based Compensation, provides a pro forma net income and earnings per share as if the Company had used a fair-value based method provided by SFAS 123R to measure stock-based compensation for the periods ending March 31, 2005 and 2004. On April 14, 2005, the SEC amended the compliance dates for SFAS 123R, which extended the Company's required adoption date of SFAS 123R to the first quarter of 2006. The Company is evaluating the requirements of SFAS 123R and expects that its adoption will have a material impact on the Company's results of operations and earnings per share.

NOTE K - COMMITMENTS, CONTINGENCIES AND OTHER

[1]    Indictment:

       On June 20, 2000, Steven Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 21, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office, pursuant to which he pled guilty to four of the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden agreed to serve as the Company's Creative and Design Chief, a non-executive position. On April 4, 2002, Mr. Madden was sentenced in the United States District Court for the Southern District of New York to forty-one (41) months' imprisonment in connection with two of the federal charges to which he pled guilty.

       On May 3, 2002, Mr. Madden was sentenced in the United States District Court for the Eastern District of New York to forty-one (41) months' imprisonment in connection with the remaining two charges to which he pled guilty. The sentences ran concurrently. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden agreed to not serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors. Mr. Madden began serving his sentence in September of 2002. On April 14, 2005, Mr. Madden was released from federal prison and has returned to work at the Company as its Creative and Design Chief, a non-executive position.

       In December 2001, the Company purchased a loss mitigation policy to cover costs arising out of lawsuits related to the June 2000 federal indictment of Steven Madden described above. The policy covers the Company's anticipated damages and legal costs in connection with such lawsuits. The Company is obligated to pay for damages and costs in excess of the policy limits. The cost of the policy was $6.9 million. On June 1, 2004, the aforementioned lawsuits were settled for damages and costs that were below the policy limits.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
March 31, 2005
($ in thousands except per share data)


NOTE K - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

[2]    Other Actions:

        (a) On December 15, 2003, the Company commenced an action against LaRue Distributors, Inc. ("LaRue") in the United States District Court for the Southern District of New York. The Company seeks a declaratory judgment that the Company properly terminated a license agreement with LaRue and seeks monetary damages for breaches of the license agreement and trademark infringement by LaRue. Subsequently, LaRue served an answer and counterclaim alleging that the license agreement was improperly terminated by the Company and is seeking $9.9 million compensatory and punitive damages. The Company filed an answer denying any liability with respect to the counterclaim. The parties submitted cross-motions for summary judgment on February 28, 2005. If neither motion is granted, a trial will be scheduled for later in 2005. The Company believes that it has substantial defenses to the counterclaims asserted by LaRue. Notwithstanding the Company's assertion of its substantial defenses, the Company has retained an expert who has calculated the damages to LaRue, assuming LaRue prevails on its claim of improper termination of the license agreement, to be less than $1 million.

        (b) On or about July 9, 2004, an action was filed in the United States District Court for the Southern District of New York against the Company by Robert Marc for trademark infringement, captioned Robert Marc v. Steven Madden, Ltd. Case No. 04 CV 5354 (JGK). In the action, Robert Marc claimed trademark infringement in connection with a "bar and dot" design on the sides of certain eyewear. The alleged infringing eyeglasses are manufactured and sold by the Company's licensee for eyewear, Colors in Optics, which is also a defendant in the action. Colors in Optics has assumed responsibility for the defense of this action. The matter was settled with no payment of money by Steven Madden, Ltd. The Company signed the settlement papers on or about February 10th, 2005 and a dismissal will be filed shortly.

        (c) On or about December 20, 2004, an action was filed in the United States District Court for the Central District of California against the Company by Global Brand Marketing, Inc.
                  (GBMI) for patent infringement, captioned Global Brand Marketing, Inc. v. Steven Madden, Ltd., Case No. CV 04-10339 (RJK-AJW (RZx)). In the action, GBMI claims infringement of a design patent in connection with a shoe sold by Steven Madden, Ltd. referred to as the "Ronan." The parties settled the matter on or about April 5, 2005 and a dismissal was filed on April 27, 2005. Steven Madden, Ltd. will be selling off its remaining inventory of the Ronan shoe over the next few months. The settlement did not have a material effect on the Company's financial position.

        (d) The Company has been named as a defendant in certain other lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the Company's financial position or results of operations. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


The following discussion of the Company's financial condition and results of operations should be read in conjunction with the unaudited Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q as well as statements made in press releases and oral statements that may be made by the Company or by its officers, directors or employees acting on the Company's behalf that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates", "projects" or "plans" to be uncertain, forward-looking statements. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Overview:
($ in thousands, except retail sales data per square foot)

As forecasted, the first quarter of 2005 proved to be very challenging for the Company. Net Income decreased from $4,126 in 2004 to $962 in 2005. Reasons for the decrease include an increase in operating expenses due to an increase in accounting and professional fees incurred by the Company in connection with management's assessment and the audit of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and additional occupancy and personnel expense to support the growth in the retail division. Additionally, the net sales increase of 6% was offset by a decrease of 6% in gross profit. The reduction of gross profit is attributable to several factors including:

     1.   The closeout of slow moving inventory at both wholesale and retail.

     2. Increased markdown and allowance costs, particularly in the Candies, l.e.i., and Steven Wholesale Divisions.

     3.   Increased promotional activities at retail.

     4. The continuation of competitive pricing pressures in newer product categories.

The Company anticipates gross margin pressure to continue throughout 2005 in both the Wholesale and Retail Divisions.

The Company continued its strategy of growing the Retail Division by opening three new stores while closing two under-performing stores in the first quarter of 2005. Net sales in the retail division increased 12% to $26,475 in the first quarter of 2005 from $23,701 for the same period of 2004. Same store sales (sales in stores that were in operation throughout all of the first quarters of 2004 and 2005) increased 6% following an 8% same store sales growth last year. Store sales productivity remained high with sales per square foot of $690 compared to $682 last year. The Company is planning to open nine to twelve (9-12) new stores during the balance of 2005.

The Company's annualized inventory turnover increased to 8.0 times in first quarter of 2005 compared to 7.6 times in the fourth quarter of 2004, reflecting the above mentioned decrease in inventory levels. The Company's accounts receivable average collection days increased to 67 days in the first quarter of 2005 from 64 days for the same period of 2004. The increase in days outstanding is attributable to an increase in sales with mass merchant retailers who typically are allowed extended payment terms.

As of March 31, 2005, the Company had $78,122 in cash, cash equivalents and marketable securities, no short or long term debt, and total stockholders equity of $162,180. Working capital increased to $101,632 as of March 31, 2005 compared to $101,417 on December 31, 2004. The Company repurchased 309,000 shares of common stock this quarter at a cost of $5,494, reflecting management's continued confidence in the Company's long-term prospects and its commitment to enhance shareholder value.

The following tables set forth information on operations for the periods indicated:

                         Selected Financial Information
                               Three Months Ended
                                    March 31
                                ($ in thousands)


                                              2005                  2004
                                       -----------------     -----------------
CONSOLIDATED:
------------
Net Sales                              $ 83,336      100%    $ 78,768      100%
Cost of Sales                            55,018       66       47,496       60
Gross Profit                             28,318       34       31,272       40
Other Operating Income                    1,947        2        1,416        2
Operating Expenses                       29,044       35       26,108       34
Income from Operations                    1,221        1        6,580        8
Interest and Other Income, net              438        1          534        1
Income Before Income Taxes                1,659        2        7,114        9
Net Income                                  962        1        4,126        5

By Segment:

WHOLESALE DIVISIONS:
-------------------

Steven Madden, Ltd. (Madden Womens):
------------------------------------
Net Sales                              $ 27,908      100%    $ 25,534      100%
Cost of Sales                            20,563       74       16,703       65
Gross Profit                              7,345       26        8,831       35
Other Operating Income                      580        2          520        2
Operating Expenses                        7,713       27        6,824       27
Income from Operations                      212        1        2,527       10

l.e.i. Footwear:
----------------
Net Sales                              $  7,215      100%    $ 11,125      100%
Cost of Sales                             4,936       68        7,320       66
Gross Profit                              2,279       32        3,805       34
Operating Expenses                        2,052       29        2,910       26
Income from Operations                      227        3          895        8

Madden Mens:
------------
Net Sales                              $ 11,104      100%    $  6,569      100%
Cost of Sales                             7,127       64        4,408       67
Gross Profit                              3,977       36        2,161       33
Operating Expenses                        2,833       26        1,834       28
Income from Operations                    1,144       10          327        5

Candie's Footwear:
------------------
Net Sales                              $  4,025      100%    $  3,216      100%
Cost of Sales                             3,387       84        2,108       66
Gross Profit                                638       16        1,108       34
Operating Expenses                        1,475       37          959       30
Income (Loss) from Operations              (837)     (21)         149        4

                         Selected Financial Information
                               Three Months Ended
                                    March 31
                                ($ in thousands)


By Segment (Continued):                      2005                   2004
                                      ------------------     ------------------

WHOLESALE DIVISIONS (Continued):

Diva Acquisition Corp. (Steven):
-------------------------------
Net Sales                             $  4,225       100%    $  5,249       100%
Cost of Sales                            2,753        65        2,920        56
Gross Profit                             1,472        35        2,329        44
Operating Expenses                       1,303        31        1,049        20
Income from Operations                     169         4        1,280        24

Stevies Inc.:
------------
Net Sales                             $  1,972       100%    $  3,325       100%
Cost of Sales                            1,458        74        2,153        65
Gross Profit                               514        26        1,172        35
Operating Expenses                         465        24          683        21
Income from Operations                      49         2          489        14

Unionbay Men's Footwear:
-----------------------
Net Sales                             $    412       100%    $     49       100%
Cost of Sales                              251        61           56       114
Gross Profit                               161        39           (7)      (14)
Operating Expenses                          79        19          163       333
Income (Loss) from Operations               82        20         (170)     (347)

RETAIL DIVISION:
---------------

Steven Madden Retail Inc.:
-------------------------
Net Sales                             $ 26,475       100%    $ 23,701       100%
Cost of Sales                           14,543        55       11,828        50
Gross Profit                            11,932        45       11,873        50
Operating Expenses                      12,402        47       11,104        47
Income (Loss) from Operations             (470)       (2)         769         3
Number of Stores                            92                     83

ADESSO MADDEN INC.:
------------------
(FIRST COST)

Other Operating Revenue               $  1,367       100%    $    896       100%
Operating Expenses                         722        53          582        65
Income from Operations                     645        47          314        35

RESULTS OF OPERATIONS
 ($ in thousands)

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Consolidated:
------------

Total net sales for the three month period ended March 31, 2005 increased by 6% to $83,336 from $78,768 for the comparable period of 2004. Sales increases from the Retail Division, the Madden Mens Wholesale Division, the Madden Womens Wholesale Division and the Candie's Wholesale Division were partially offset by declines in the l.e.i., Stevies and Steven Wholesale Divisions.

Gross profit as a percentage of sales decreased to 34% in 2005 from 40% in 2004. This decrease was primarily due to the Company's decision to closeout slow moving inventory. Additionally, the weaker than anticipated performance of the l.e.i., Candie's and Steven Wholesale Divisions at retail necessitated high levels of inventory markdowns which resulted in lower than expected margins. Finally, the heavy and persistent promotional activities throughout the quarter negatively affected the gross margin.

Operating expenses increased to $29,044 in 2005 from $26,108 in 2004. This increase resulted from higher sales commissions and selling related expenses due to the increase in sales, increased professional and accounting fees incurred by the Company in connection with managements assessment and the audit of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and occupancy expenses associated with the operation of an additional nine retail stores (net).

Commission and licensing fee income was $1,947 in 2005 compared to $1,416 in 2004. Income from operations was $1,221 in 2005 compared to $6,580 in 2004. Net income was $962 in 2005 compared to $4,126 in 2004. The decrease in income was primarily due to the lower margins and increased expenses described directly above.

Wholesale Divisions:
-------------------

Steven Madden, Ltd. (Madden Womens, l.e.i. Footwear, Madden Mens and Candie's Footwear):

Sales from the Madden Womens Wholesale Division ("Madden Womens") accounted for $27,908 or 33%, and $25,534 or 32%, of total sales in 2005 and 2004, respectively. The increase in sales resulted from sales to specialty footwear retailers as well as Nordstrom, Dillards, May and Federated. Gross profit as a percentage of sales decreased to 26% in 2005 from 35% in 2004, primarily due to the closeouts of slow moving inventory and an increase in markdowns and allowances caused by higher promotional activities at retail in the first quarter of 2005. Operating expenses increased to $7,713 in 2005 from $6,824 in 2004, primarily due to increased professional and accounting fees incurred in connection with managements assessment and the audit of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and increases in selling and related expenses. Income from operations for Madden Womens was $212 in 2005 compared to $2,527 in 2004.

Sales from the l.e.i. Footwear Wholesale Division ("l.e.i.") accounted for $7,215 or 9%, and $11,125 or 14%, of total sales in 2005 and 2004, respectively. This decrease in sales was projected based on the decision to shrink or exit accounts with little potential for future profitability. Gross profit as a percentage of sales decreased to 32% in 2005 from 34% in 2004, primarily due to the liquidation of slow moving inventory and higher inventory markdowns and clearance at retail. Operating expenses decreased to $2,052 in 2005 from $2,910 in 2004 due to decreases in payroll and payroll related expenses and selling and selling related expenses. Income from operations for l.e.i. was $227 in 2005 compared to $895 in 2004.

Sales from the Madden Mens Wholesale Division ("Madden Mens") accounted for $11,104 or 13%, and $6,569 or 8%, of total sales in 2005 and 2004, respectively. This 69% increase in sales was primarily due to the success of key styles including "denim-friendly" low profile casual shoes and core dress styles. Gross profit as a percentage of sales increased to 36% in 2005 from 33% in 2004, reflecting the Mens division's substantial reductions of markdowns and allowances. Operating expenses increased to $2,833 in 2005 from $1,834 in 2004 due to increased selling and selling related expenses. Income from operations for Madden Mens was $1,144 in 2005 compared to $327 in 2004.

Sales from the Candie's Wholesale Division ("Candie's") accounted for $4,025 or 5%, and $3,216 or 4%, of total sales in 2005 and 2004, respectively. Under the Company's amended license agreement, management will continue, through the end of 2006, to design, manufacture and distribute Candie's footwear in a variety of specialty and department stores, including Kohl's, all in conjunction with the launch of Candie's apparel at Kohl's this coming Fall. Beginning on January 1, 2007, the Company will be permitted to sell Candies branded footwear only to Kohl's. Due to the timing of the announcement of the Kohl's arrangement at the front end of the Spring 2005 season and the reluctance of some customers to invest longer term in Candie's, during the quarter the Company embarked on an aggressive liquidation strategy which severely affected the gross profit, positioning the Company for a clean launch with Kohl's for the upcoming fall season. As a result, gross profit as a percentage of sales decreased to 16% in 2005 from 34% in 2004. Operating expenses increased to $1,475 in 2005 from $959 in 2004 due to increases in licensing fees and selling and selling related expenses in order to accommodate top line growth. Loss from operations for Candie's was $837 in 2005 compared to income from operations of $149 in 2004.

Diva Acquisition Corp. ("Steven"):

Sales from Steven accounted for $4,225 or 5%, and $5,249 or 7%, of total sales in 2005 and 2004, respectively. The Steven division maintained a substantial portion of the sales and market share growth that it achieved last year, when revenue grew 114% over 2003. The decrease in sales was due to disappointing sales of closed toe dress shoes which were last year's best performers. Gross profit as a percentage of sales decreased to 35% in 2005 from 44% in 2004, primarily due to the liquidation of slow moving inventory and an increase in markdowns and allowances caused by higher levels of promotional activities at retail in the first quarter of 2005. Operating expenses increased to $1,303 in 2005 from $1,049 in 2004, due to increases in payroll and payroll related expenses and marketing and advertising expenses. Income from operations for Steven was $169 in 2005, compared to $1,280 in 2004.

Stevies Inc. ("Stevies"):

Sales from Stevies accounted for $1,972 or 2%, and $3,325 or 4%, of total sales in 2005 and 2004, respectively. The decrease was due to management's decision to eliminate customers with little potential for future profitability. Gross profit as a percentage of sales decreased to 26% in 2005 from 35% in 2004, primarily due to pricing pressures and the liquidation of slow moving inventory. Operating expenses decreased to $465 in 2005 from $683 in 2004 due to decreases in selling and selling related expenses and marketing and advertising expenses. Income from operations for Stevies was $49 in 2005 compared to $489 in 2004.

Unionbay Men's Footwear ("Unionbay"):

Unionbay, the Company's license for young men's footwear, generated net sales of $412 in 2005 compared to $49 in 2004. This increase was the result of the re-launch of Unionbay this spring in select, mid-tier department stores. Management is closely monitoring the retail performance of these new shoes and, while remaining cautious in the Company's outlook for contribution from Unionbay because of private label competition, management believes that with a better product assortment and pricing model, Unionbay will increase profitability.

Retail Division:
---------------

Sales from the Retail Division accounted for $26,475 or 32% and $23,701 or 30% of total sales in 2005 and 2004, respectively. As of March 31, 2005, there were 92 retail stores compared to 83 retail stores as of March 31, 2004. Comparable store sales (sales of those stores that were open for all of 2005 and 2004) for the three-month period ended March 31, 2005 increased 6% over the same period of 2004. This growth in comparable store sales came on top of an 8% comparable store sales growth achieved last year. This increase was achieved through the early release and success of the opened up sandals, continued success of key styles such as dress shoes with details and ornaments and a greater contribution from the Mens division. Gross profit as a percentage of sales decreased to 45% in 2005 from 50% in 2004, primarily due to an increase in promotional activity and the liquidation of slow moving inventory. Operating expenses for the Retail Division were $12,402 in 2005 and $11,104 in 2004. This increase in dollars was primarily due to increased payroll and payroll related expenses and higher occupancy expenses associated with the operation of an additional nine stores
(net) since last year. Loss from operations for the Retail Division was $470 in 2005 compared to income from operations of $769 in 2004, due to the lower margins and the higher operating expenses related to additional new stores. Management anticipates the retail division to return to profitability in the near future.

Adesso-Madden Division:
----------------------

Adesso-Madden, Inc. generated commission revenues of $1,367 in 2005, compared to $896 in 2004. This increase was the result of increases in commission revenue from certain private label customers, expansion of the Company's private label business in Men's, the addition of several new specialty retailers to the private label agency list and the cumulative contribution of commissions on international sales made on a direct-from-factory basis. Operating expenses increased to $722 in 2005 from $582 in 2004, due to increases in licensing fees paid. Income from operations for Adesso-Madden was $645 in 2005 compared to $314 in 2004.

LICENSE AGREEMENTS

Revenue generated from licensing was $580 in 2005 compared to $520 in 2004. This increase reflects the success of the Company's license products at retail. As of March 31, 2005, the Company had four license partners covering four product categories of its Steve Madden brand. The product categories include hosiery, sunglasses, eyewear and belts.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $101,632 at March 31, 2005 compared to $101,417 at December 31, 2004.

Under the terms of a factoring agreement with Capital Factors, Inc. (Capital), the Company is eligible to draw down 80% of its invoiced receivables at an interest rate of one point below the Prime Rate as defined in the agreement. The agreement with Capital will continue in full force until terminated by either party upon sixty days notice. Capital maintains a lien on all of the Company's receivables and assumes the credit risk for all assigned accounts approved by them. Under the agreement, the Company has a credit line of $15 million. As of March 31, 2005 the Company had not used any portion of the credit line.

On April 29, 2005, the Company entered into a factoring agreement with GMAC Commercial Finance LLC (GMAC). The agreement provides the Company with a $25 million credit facility with a $15 million sub-limit on direct borrowings. The interest rate on borrowings is two and one-half percent (2.5%) over the 30 day LIBOR Rate. GMAC will maintain a lien on all of the Company's receivables and assume the credit risk for all assigned accounts approved by them. The Company anticipates that it will transition from Capital to GMAC on or about July 1, 2005.

As of March 31, 2005 the Company had invested $47,936 in marketable securities consisting of corporate bonds, U.S. Treasury notes, government asset-backed securities and equities.

The Company believes that, based upon its current financial position and available cash and marketable securities, it will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES

During the three month period ended March 31, 2005, net cash provided by operating activities was $3,553. Sources of cash were provided principally by a decrease in inventory of $5,700, an increase in accounts payable and other accrued expenses of $1,659 and by net income of $962. The primary uses of cash were an increase in factored accounts receivable of $7,213, caused by sales to mid-tier customers who typically have longer payment terms and an increase in prepaid expenses, deposits and other assets of $557.

CONTRACTUAL OBLIGATIONS

The Company's contractual obligations as of March 31, 2005 were as follows:

                                                 Payment due by period (in thousands)


                                              Remainder of                                   2011 and
Contractual Obligations            Total          2005         2006-2008      2009-2010       after
---------------------------    ------------   ------------   ------------   ------------   ------------
Long-Term Debt
   Obligations                 $          0   $          0   $          0   $          0   $          0

Capital Lease Obligations                 0              0              0              0              0

Operating Lease
   Obligations                       74,656          8,567         33,196         15,793         17,100

Purchase Obligations                 16,021         16,021              0              0              0

Other Long-Term
   Liabilities (future
   minimum royalty
   payments)                          4,606          2,003          2,603              0              0
                               ------------   ------------   ------------   ------------   ------------

Total                          $     95,283   $     26,591   $     35,799   $     15,793   $     17,100
                               ============   ============   ============   ============   ============


At March 31, 2005, the Company had un-negotiated open letters of credit for the purchase of imported merchandise of approximately $16,021.

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $1,298 in 2005, $956 in 2006 and $718 in 2007. In addition, such employment agreements provide for incentive compensation based on various performance criteria as well as other benefits.

Significant portions of the Company's products are produced at overseas locations, the majority of which are located in Brazil and China. The Company has not entered into any long-term manufacturing or supply contracts with any of these overseas manufacturers. The Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products. The Company currently makes approximately 98% of its purchases in U.S. dollars.

INVESTING ACTIVITIES

During the three month period ended March 31, 2005, the Company invested $426 in marketable securities and received $1,003 from maturities and sales of securities. In addition, the Company incurred capital expenditures of $1,353 principally for leasehold improvements for the three additional retail stores that were opened during the period and computer systems upgrades.

FINANCING ACTIVITIES

During the three month period ended March 31, 2005, the Company repurchased 308,657 shares of the Company's common stock at a total cost of $5,494.

INFLATION

The Company does not believe that the relatively low rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant impact on sales, expenses or profitability.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's unaudited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and the Company may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of the Company's consolidated financial statements: accounts receivable and inventory reserves, valuation of intangible assets, and litigation reserves.

Allowances for bad debts, returns, and customer chargebacks. The Company provides reserves against its trade accounts receivables for future customer chargebacks, co-op advertising allowances, discounts, returns and other miscellaneous deductions that relate to the current period. The reserve against the Company's non-factored trade receivables also includes estimated losses that may result from customers' inability to pay. The amount of the reserve is determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. Failure to correctly estimate the amount of the reserve could materially impact the Company's results of operation and financial position.

Inventory reserves. Inventories are stated at lower of cost or market, on a first in first out basis. The Company reviews inventory on a regular basis for excess and slow moving inventory. The review is based on an analysis of inventory on hand, prior sales, and expected net realizable value through future sales. The analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future. The Company considers quantities on hand in excess of estimated future sales to be at risk for market impairment. The net realizable value, or market value, is determined based on the estimate of sales prices of such inventory through off-price or discount store channels. The likelihood of any material inventory write-down is dependent primarily on the expectation of future consumer demand for the Company's product. A misinterpretation or misunderstanding of future consumer demand for the Company's product, the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the valuation determined to be appropriate as of the balance sheet date.

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

Litigation reserves. Estimated amounts for litigation claims that are probable and can be reasonably estimated are recorded as liabilities in the Company's consolidated balance sheet. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable events of a particular litigation. As additional information becomes available, management will assess the potential liability related to the pending litigation and revise their estimates. Such revisions in management's estimates of the contingent liability could materially impact the Company's results of operation and financial position.

All costs incurred to bring finished products to the warehouse are included in the cost of sales line item of the Company's Consolidated Statement of Operations. These include purchase commissions, letter of credit fees, FOB costs, sample expenses, custom duty, inbound freight, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of the Company's Consolidated Statement of Operations. The Company classifies all shipping costs to customers as operating expenses. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

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

The Company generally enters into a number of purchase order commitments with its customers for each of its lines every season and does not enter into long-term agreements with any of its customers. Therefore, a decision by a significant customer of the Company, whether motivated by competitive conditions,  financial  difficulties  or  otherwise,  to decrease  the amount of merchandise purchased from the Company, or to change its manner of doing business, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company sells its products primarily to retail stores across the United States and extends credit based on an evaluation of each customer's financial condition, usually without collateral. While various retailers, including some of the Company's customers, have experienced financial difficulties in the past few years which increased the risk of extending credit to such retailers, the Company's losses due to bad debts have been limited. Pursuant to the Factoring Agreement between Capital Factors and the Company, Capital Factors currently assumes the credit risk related to approximately 95% of the Company's accounts receivables. However, financial difficulties of a customer could cause the Company to curtail business with such customer or require the Company to assume more credit risk relating to such customer's account receivable.

Impact of Foreign Manufacturers. Substantial portions of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the three-month period ended March 31, 2005, approximately 92% of the Company's products were purchased from sources outside the United States, primarily from China and Brazil.

Risks inherent in foreign operations include work stoppages, transportation delays and interruptions, changes in social, political and economic conditions which could result in the disruption of trade from the countries in which the Company's manufacturers or suppliers are located. Other risks include, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not believe that any such economic or political condition will materially affect the Company's ability to purchase products, since a variety of materials and alternative sources are available. The Company cannot be certain, however, that it will be able to identify such alternative sources without delay (if ever) or without greater cost to the Company. The Company's inability to identify and secure alternative sources of supply in this situation would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Expansion of Retail Business. The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), Stevies, Steven, Steve Madden Mens, l.e.i.(R) , Unionbay(R) and Candie's(R) brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. During the first quarter of 2005, the Company opened three (3) Steve Madden retail stores and has plans to open approximately nine to twelve (9-12) additional stores during the remainder of 2005. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results can be maintained or will increase in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

The Company's operations have expanded and will continue to place additional demands on the Company's managerial, operational and administrative resources. The Company has recently invested significant resources in, among other things, its management information systems and hiring and training new personnel. However, in order to manage currently anticipated levels of future demand, the Company may be required to, among other things, expand its distribution facilities, establish relationships with new manufacturers to produce its products, and continue to expand and improve its financial, management and operating systems. There can be no assurance that the Company will be able to manage future growth effectively and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Foreign Currency Fluctuations. The Company makes approximately ninety-eight percent (98%) of its purchases in U.S. dollars. However, the Company sources substantially all of its products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which the Company and foreign competitors sell their products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on the Company's business, financial condition and results of operations.

Outstanding Options. As of May 5, 2005 there were outstanding options to purchase an aggregate of approximately 2,012,003 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the market price of the Company's stock is significantly higher than the exercise price of the options. Further, while options are outstanding, they may adversely affect the terms on which the Company could obtain additional capital, if required.

Economic and Political Risks. The present economic condition in the United States and concern about uncertainties could significantly reduce the disposable income available to the Company's customers for the purchase of it's products. In addition, current unstable political conditions, including the potential or actual conflicts in Iraq, North Korea or elsewhere, or the continuation or escalation of terrorism, could have an adverse effect on the Company's business, financial condition and results of operations.

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

As of March 31, 2005, the Company had investments in marketable securities valued at $47,936,000 which consist principally of federal and state obligations, corporate bonds that have various maturities through December 2009 and marketable equity securities. The debt investments are subject to interest rate risk and will decrease in value if market interest rates increase. The Company currently has the ability to hold these investments until maturity. Should there be a significant increase in interest rates, the value of these investments would be negatively affected unless they were held to maturity. In addition, any further decline in interest rates would reduce the Company's interest income.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the fiscal quarter covered by this quarterly report. As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings in which the Company is involved are discussed in Note J to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004; Part I, Item 3, of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion is limited to recent developments concerning certain of the Company's legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding.

Indictment:

On June 20, 2000, Steven Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr.
Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 21, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office, pursuant to which he pled guilty to four of the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden agreed to serve as the Company's Creative and Design Chief, a non-executive position. On April 4, 2002, Mr. Madden was sentenced in the United States District Court for the Southern District of New York to forty-one (41) months' imprisonment in connection with two of the federal charges to which he pled guilty.

On May 3, 2002, Mr. Madden was sentenced in the United States District Court for the Eastern District of New York to forty-one (41) months' imprisonment in connection with the remaining two charges to which he pled guilty. The sentences ran concurrently. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden agreed to not serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors. Mr. Madden began serving his sentence in September of 2002. On April 14, 2005, Mr. Madden was released from federal prison and has returned to work at the Company as its Creative and Design Chief, a non-executive position.

In December 2001, the Company purchased a loss mitigation policy to cover costs arising out of lawsuits related to the June 2000 federal indictment of Steven Madden described above. The policy covers the Company's anticipated damages and legal costs in connection with such lawsuits. The Company is obligated to pay for damages and costs in excess of the policy limits. The cost of the policy was $6.9 million. On June 1, 2004, the aforementioned lawsuits were settled for damages and costs that were below the policy limits.

Other Actions:

On or about December 20, 2004, an action was filed in the United States District Court for the Central District of California against the Company by Global Brand Marketing, Inc. (GBMI) for patent infringement, captioned Global Brand Marketing, Inc. v. Steven Madden, Ltd., Case No. CV 04-10339 (RJK-AJW (RZx)). In the action, GBMI claims infringement of a design patent in connection with a shoe sold by the Company referred to as the "Ronan." The parties settled the matter on or about April 5, 2005 and a dismissal was filed on April 27, 2005. Steven Madden, Ltd. will be selling off its remaining inventory of the Ronan shoe over the next few months. The settlement did not have a material effect on the Company's financial position.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table provides information as of March 31, 2005 with respect to the shares of common stock repurchased by the Company during the first quarter of fiscal 2005:

   ------------------------------------------------------------------------------------------

   Period           Total        Average      Total Number of       Maximum Dollar Amount
                    Number of    Price Paid   Shares Purchased as   of Shares that May Yet Be
                    Shares       per Share    Part of Publicly      Purchased Under the Plans
                    Purchased                 Announced Plans or    or Programs (1)
                                              Programs (1)
   ------------------------------------------------------------------------------------------
   1/1/05 -           70,000       $18.83             70,000               $ 8,981,428
   1/31/05
   ------------------------------------------------------------------------------------------

   2/1/05 -          107,460        18.59            107,460               $31,983,393
   2/28/05
   ------------------------------------------------------------------------------------------

   3/1/05 -          131,197        16.60            131,197               $29,805,626
   3/31/05
   ------------------------------------------------------------------------------------------

   Total             308,657        17.80            308,657               $29,805,626
   ------------------------------------------------------------------------------------------

(1) The Company's share repurchase program, which became effective as of January 1, 2004, provides for share repurchases in the aggregate amount of $20 million and has no set expiration or termination date. Subsequently, on February 28, 2005, the Board of Directors of the Company authorized and directed that the Company repurchase up to an additional $25 million of its outstanding common stock at such prices and times as are determined to be in the best interest of the Company.

ITEM 6. EXHIBITS

         (10.1) Employment Agreement with Robert Schmertz dated March 11, 2005.

         (10.2) Employment Agreement with Andrew Shames dated March 8, 2004.

         (10.3) Commission Agreement between the Company and Hev Sales, Inc. dated March 8, 2004.

         (10.4) Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated May 7, 2002.

         (10.5) Amendment No. 1 to Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated September 2, 2002.

         (10.6) Amendment No. 2 to Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated September 27, 2002.

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



DATE:  May 10, 2005



                                            STEVEN MADDEN, LTD.

                                            /s/ JAMIESON A. KARSON
                                            ------------------------------------
                                            Jamieson A. Karson
                                            Chairman and Chief Executive Officer


                                            /s/ ARVIND DHARIA
                                            ------------------------------------
                                            Arvind Dharia
                                            Chief Financial Officer

       Exhibit No          Description
       ----------          -----------

       10.1                Employment Agreement with Robert Schmertz dated March
                           11, 2005.

       10.2                Employment  Agreement  with Andrew Shames dated March
                           8, 2005.

       10.3 Commission Agreement between the Company and Hev Sales, Inc. dated March 8, 2004.

       10.4 Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated May 7, 2002.

       10.5 Amendment No. 1 to Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated September 2, 2002.

       10.6 Amendment No. 2 to Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated September 27, 2002.

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