Form 10-Q
period 2005-06-30
STEVEN MADDEN, LTD.
filed 2005-08-08
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2005
--------------------------------------------------------------------------------

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

As of August 3, 2005, the latest practicable date, there were 13,359,567 shares of common stock, $.0001 par value, outstanding.

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                  June 30, 2005

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements (Unaudited):

          Consolidated Balance Sheets......................................   3

          Consolidated Statements of Operations............................   4

          Consolidated Statements of Cash Flows............................   5

          Notes to Unaudited Condensed Consolidated Financial Statements...   6

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.................  11

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.......  24

ITEM 4.   Controls and Procedures..........................................  24

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................  25

ITEM 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of
          Equity Securities................................................  26

ITEM 4.   Submission of Matters to a Vote of Security Holders..............  26

ITEM 6.   Exhibits.........................................................  27

          Signature........................................................  28


PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

                                                                       June 30,     December 31,     June 30,
                                                                         2005           2004           2004
                                                                     ------------   ------------   ------------
                                                                      (unaudited)                   (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $     38,072   $     30,853   $     16,287
   Accounts receivable, net of allowances of $632, $536 and $688            3,084          3,322          6,143
   Due from factor, net of allowances of $4,386, $2,379 and $1,973         46,684         33,711         42,013
   Inventories                                                             31,051         34,384         29,251
   Marketable securities - available for sale                              12,652         12,784         10,486
   Prepaid expenses and other current assets                                1,626          1,287          3,050
   Prepaid taxes                                                               --          2,255          2,839
   Deferred taxes                                                           2,485          2,498          2,437
                                                                     ------------   ------------   ------------

        Total current assets                                              135,654        121,094        112,506

Property and equipment, net                                                20,802         20,715         19,444
Deferred taxes                                                              5,915          5,780          5,618
Deposits and other                                                            434            435            431
Marketable securities - available for sale                                 33,078         36,340         40,508
Cost in excess of fair value of net assets acquired                         1,547          2,066          2,066
                                                                     ------------   ------------   ------------

                                                                     $    197,430   $    186,430   $    180,573
                                                                     ============   ============   ============
LIABILITIES
Current liabilities:
   Accounts payable                                                  $     16,332         13,450   $      7,538
   Accrued expenses                                                        12,281          6,227          4,642
                                                                     ------------   ------------   ------------

        Total current liabilities                                          28,613         19,677         12,180

Deferred rent                                                               2,421          2,088          1,996
                                                                     ------------   ------------   ------------

                                                                           31,034         21,765         14,176
                                                                     ------------   ------------   ------------
Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized;
   none issued; Series A Junior Participating preferred stock -
   $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 60,000 shares authorized, 15,443,
   14,608 and 14,582 shares issued, 13,209, 12,818 and
   13,252 outstanding                                                           2              1              1
Additional paid-in capital                                                 83,364         80,631         79,896
Retained earnings                                                         109,699        103,451         99,392
Unearned compensation                                                         (52)          (703)        (2,271)
Other comprehensive gain:
   Unrealized gain (loss) on marketable securities                         (1,191)        (1,024)        (1,029)
Treasury stock - 2,234, 1,790 and 1,330 shares at cost                    (25,426)       (17,691)        (9,592)
                                                                     ------------   ------------   ------------

                                                                          166,396        164,665        166,397
                                                                     ------------   ------------   ------------

                                                                     $    197,430   $    186,430   $    180,573
                                                                     ============   ============   ============

See accompanying notes to consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

                                                                          Three Months Ended            Six Months Ended
                                                                               June 30,                     June 30,
                                                                     ---------------------------   ---------------------------
                                                                         2005           2004           2005           2004
                                                                     ------------   ------------   ------------   ------------
Net sales:
   Wholesale                                                         $     68,331   $     59,804   $    125,192   $    114,871
   Retail                                                                  32,627         26,430         59,102         50,131
                                                                     ------------   ------------   ------------   ------------

                                                                          100,958         86,234        184,294        165,002
                                                                     ------------   ------------   ------------   ------------
Cost of sales:
   Wholesale                                                               46,078         41,175         86,553         76,843
   Retail                                                                  16,370         12,347         30,913         24,175
                                                                     ------------   ------------   ------------   ------------

                                                                           62,448         53,522        117,466        101,018
                                                                     ------------   ------------   ------------   ------------
Gross profit:
   Wholesale                                                               22,253         18,629         38,639         38,028
   Retail                                                                  16,257         14,083         28,189         25,956
                                                                     ------------   ------------   ------------   ------------

                                                                           38,510         32,712         66,828         63,984

Commission and licensing fee income                                         2,619          1,811          4,566          3,227
Operating expenses                                                        (31,953)       (27,947)       (60,997)       (54,055)
Impairment of cost in excess of fair value of net assets acquired            (519)            --           (519)            --
                                                                     ------------   ------------   ------------   ------------

Income from operations                                                      8,657          6,576          9,878         13,156
Interest and other income, net                                                456            475            894          1,009
                                                                     ------------   ------------   ------------   ------------

Income before provision for income taxes                                    9,113          7,051         10,772         14,165
Provision for income taxes                                                  3,827          2,961          4,524          5,949
                                                                     ------------   ------------   ------------   ------------

Net income                                                           $      5,286   $      4,090   $      6,248   $      8,216
                                                                     ============   ============   ============   ============

Basic income per share                                               $       0.40   $       0.31   $       0.47   $       0.62
                                                                     ============   ============   ============   ============

Diluted income per share                                             $       0.39   $       0.28   $       0.46   $       0.57
                                                                     ============   ============   ============   ============

Basic weighted average common shares outstanding                           13,075         13,299         13,154         13,276
Effect of dilutive securities - options/warrants/restricted stock             401          1,092            486          1,106
                                                                     ------------   ------------   ------------   ------------

Diluted weighted average common shares outstanding                         13,476         14,391         13,640         14,382
                                                                     ============   ============   ============   ============

See accompanying notes to consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    ---------------------------
                                                                                        2005           2004
                                                                                    ------------   ------------
Cash flows from operating activities:
   Net income                                                                       $      6,248   $      8,216
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                        2,692          2,451
      Impairment of cost in excess of fair value of net assets acquired                      519             --
      Non-cash compensation                                                                  651          1,275
      Provision for bad debts                                                              2,103            284
      Deferred rent expense                                                                  333            168
      Realized loss (gain) on marketable securities                                          137            (14)
      Changes in:
        Accounts receivable                                                                  142         (2,099)
        Due from factor                                                                  (14,980)       (13,312)
        Inventories                                                                        3,333         (5,393)
        Prepaid expenses, prepaid taxes, deposits and other assets                         1,917          1,164
        Accounts payable and other accrued expenses                                        8,936         (4,674)
                                                                                    ------------   ------------

           Net cash provided by (used in) operating activities                            12,031        (11,934)
                                                                                    ------------   ------------
Cash flows from investing activities:
   Purchase of property and equipment                                                     (2,779)        (3,504)
   Purchase of marketable securities                                                        (839)       (24,006)
   Sale/redemption of marketable securities                                                3,807          4,038
                                                                                    ------------   ------------

           Net cash provided by (used in) investing activities                               189        (23,472)
                                                                                    ------------   ------------
Cash flows from financing activities:
   Proceeds from options and warrants exercised                                            4,501            222
   Cash in lieu of restricted stock                                                       (1,767)            --
   Common stock purchased for treasury                                                    (7,735)        (1,601)
   Repayment of lease obligations                                                             --             (1)
                                                                                    ------------   ------------

           Net cash (used in) financing activities                                        (5,001)        (1,380)
                                                                                    ------------   ------------

Net increase (decrease) in cash and cash equivalents                                       7,219        (36,786)
Cash and cash equivalents - beginning of period                                           30,853         53,073
                                                                                    ------------   ------------

Cash and cash equivalents - end of period                                           $     38,072   $     16,287
                                                                                    ============   ============

See accompanying notes to consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
June 30, 2005
($ in thousands except per share data)

NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") and the results of its operations and cash flows for the periods presented. The results of its operations for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2004 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 16, 2005, as amended on April 11, 2005.

NOTE B - CASH AND CASH EQUIVALENTS

On July 1, 2005, the Company terminated its factoring agreement with Capital Factors, Inc. ("Capital") and entered into a new factoring agreement with GMAC Commercial Finance LLC (See note M[4]). Pursuant to the termination, the Company deposited funds in an escrow account with Capital as collateral against payments of outstanding letters of credit facilitated by Capital. In anticipation of the establishment of the escrow account, the Company allowed the collected funds balance with Capital to accumulate, resulting in a collected funds balance as of June 30 of $10,114. This balance, which was transferred to the escrow account on July 1, was categorized as Cash and Cash Equivalents on the June 30, 2005 Balance Sheet. Management anticipates that these letters of credit will be negotiated and the related escrow funds will be returned to the Company no later than September 30 of this year.

NOTE C - MARKETABLE SECURITIES

Marketable securities consist primarily of corporate bonds, U.S. treasury notes and government asset-backed securities with maturities greater than three months and up to five years at the time of purchase, as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in shareholders' equity as accumulated other comprehensive income
(loss). Amortization of premiums and discounts are included in interest income and are not material. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.

NOTE D - INVENTORIES

Inventories, which consist of finished goods and work-in-progress, are stated at the lower of cost (first-in, first-out method) or market.

NOTE E - REVENUE RECOGNITION

The Company recognizes revenue on wholesale sales when products are shipped pursuant to our standard terms which are freight on board (FOB) warehouse. Sales reductions for anticipated discounts and allowances are recognized when sales are recorded. Customers retain the right to product replacement or a discount for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company earns commission income as a buying agent through its Adesso-Madden Division by arranging to produce private label shoes to the specifications of its customers. Commission revenue is recognized as earned when title of the product transfers from the manufacturer to the customer and is recorded net basis.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
June 30, 2005
($ in thousands except per share data)

NOTE E - REVENUE RECOGNITION (CONTINUED)

The Company licenses its Steve Madden trademark for use in connection with the manufacturing, marketing and sale of belts, sunglasses, eyewear and hosiery products. Each license agreement requires the licensee to pay to the Company a royalty and advertising fee based on net sales. A minimum royalty and advertising fee is due the Company in the event that specified net sales targets are not achieved. Licensing revenue is recognized on the basis of net sales reported by the licensees or, if greater, minimum guaranteed royalties when received and earned. In substantially all of the Company's license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.

NOTE F - SALES DEDUCTIONS

The Company supports retailers' initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. These expenses are reflected in the financial statements as deductions to sales. For the three- and six-month periods ended June 30, 2005, the total deduction to sales for these expenses was $9,223 and $17,739, respectively, as compared to $6,839 and $14,624 for the comparable periods in 2004.

NOTE G - COST OF SALES

All costs incurred to bring finished products to the Company's distribution center are included in the cost of sales line item on the Consolidated Statement of Operations. These include purchase commissions, letter of credit fees, brokerage fees, FOB costs, sample expenses, custom duty, inbound freight, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of the Company's Consolidated Statement of Operations. The Company classifies all shipping costs to customers as operating expenses. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

NOTE H - IMPAIRMENT OF COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED

On May 1, 1998, the Company purchased certain assets from and assumed certain liabilities of Daniel Scott, Inc. which operated two retail outlet stores under the name Shoe Biz. The acquisition was recorded at a total cost of approximately $703, including related expenses, of which $635 was allocated to cost in excess of fair value of the identifiable net assets acquired ("goodwill"). Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" in 2002, the Company had amortized approximately $116 of the goodwill, resulting in a net value of $519. During the year ended December 31, 2004, the Company operated four stores under the Shoe Biz name. In order to consolidate its resources to the Steve Madden brand, the Company has decided to discontinue using the Shoe Biz name. As a result, as of June 30, 2005, one Shoe Biz store has been converted to a Steve Madden store, while two other Shoe Biz stores have been closed. The remaining store operating under the Shoe Biz name has generated operating losses during the last two fiscal years and the net present value of the future cash flows of this store is negative. As a result, the entire balance of the goodwill of $519 is considered impaired and is recognized as a reduction of income in the second quarter of 2005.

NOTE I - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Diluted income per share also reflects the unvested and un-issued shares promised to employees that have a dilutive effect. For the three- and six-month periods ended June 30, 2005, approximately 1,281,000 and 1,242,000 stock options, respectively, have been excluded from the calculation because inclusion of such shares would be anti-dilutive, as compared to approximately 100,000 shares excluded for the three- and six-months ended June 30, 2004.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
June 30, 2005
($ in thousands except per share data)

NOTE J - STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123), encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"), and related interpretations and provide pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2003 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
                                                           ---------------------------   ---------------------------
                                                               2005           2004           2005           2004
                                                           ------------   ------------   ------------   ------------
    Reported net income                                    $      5,286   $      4,090   $      6,248   $      8,216
    Stock-based employee compensation included in
       reported net income, net of tax                               83             99            165            197
    Stock-based employee compensation determined
       under the fair value based method, net of tax               (499)          (705)        (1,038)        (1,518)
                                                           ------------   ------------   ------------   ------------

    Pro forma net income                                   $      4,870   $      3,484   $      5,375   $      6,895
                                                           ============   ============   ============   ============

    Basic income per share:
       As reported                                         $       0.40   $       0.31   $       0.47   $       0.62
       Pro forma                                           $       0.37   $       0.26   $       0.41   $       0.52

    Diluted income per share:
       As reported                                         $       0.39   $       0.28   $       0.46   $       0.57
       Pro forma                                           $       0.36   $       0.24   $       0.39   $       0.48

NOTE K - COMPREHENSIVE INCOME

Comprehensive income for the three- and six-month periods ended June 30, 2005, after considering other comprehensive income including unrealized gain (loss) on marketable securities of $163 and $(167) was $5,449 and $6,081, respectively. For the comparable periods ended June 30, 2004, after considering other comprehensive (losses) on marketable securities of $(886) and $(902), comprehensive income was $3,204 and $7,314, respectively.

NOTE L - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued the SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superceded APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123R requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. Note J above, entitled "Stock-Based Compensation", provides pro forma net income and earnings per share as if the Company had used a fair-value based method provided by SFAS 123R to measure stock-based compensation for the periods ending June 30, 2005 and 2004. On April 14, 2005, the SEC amended the compliance dates for SFAS 123R, which extended the Company's required adoption date of SFAS 123R to the first quarter of 2006. The Company is evaluating the requirements of SFAS 123R and expects that its adoption will have a material impact on the Company's results of operations and earnings per share.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
June 30, 2005
($ in thousands except per share data)

NOTE M - COMMITMENTS, CONTINGENCIES AND OTHER

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

         On May 3, 2002, Mr. Madden was sentenced in the United States District Court for the Eastern District of New York to forty-one (41) months' imprisonment in connection with the remaining two charges to which he pled guilty. The sentences ran concurrently. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden agreed not to serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors. Mr. Madden began serving his sentence in September of 2002. On April 14, 2005, Mr. Madden was released from federal prison and has returned to work at the Company as its Creative and Design Chief, a non-executive position.

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

[2]      Other Actions:

         (a) On December 15, 2003, the Company commenced an action against LaRue Distributors, Inc. ("LaRue") in the United States District Court for the Southern District of New York. The Company sought a declaratory judgment that the Company properly terminated a license agreement with LaRue and monetary damages for breach of the license agreement and trademark infringement by LaRue. On January 20, 2004, LaRue served an answer and counterclaim alleging that the license agreement was improperly terminated by the Company and seeking $9,900,000 in compensatory damages, as well as additional punitive damages. The parties served cross-motions for summary judgment which were submitted to the court on February 28, 2005. On August 1, 2005, the parties agreed to a settlement pursuant to which the Company paid LaRue $1,500,000 in full satisfaction of any and all claims relating to this action. A Stipulation of Dismissal, with prejudice, has been filed with the court and the parties have exchanged general releases. The Company has reserved the full amount of the settlement on its June 30, 2005 financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
June 30, 2005
($ in thousands except per share data)

NOTE L - COMMITMENTS, CONTINGENCIES AND OTHER   (CONTINUED)

[2]      Other Actions (Continued):

         (b) On or about July 9, 2004, an action was filed in the United States District Court for the Southern District of New York against the Company by Robert Marc for trademark infringement, captioned Robert Marc v. Steven Madden, Ltd. Case No. 04 CV 5354 (JGK). In the action, Robert Marc claimed trademark infringement in connection with a "bar and dot" design on the sides of certain eyewear. The alleged infringing eyeglasses are manufactured and sold by the Company's licensee for eyewear, Colors in Optics, which is also a defendant in the action. Colors in Optics has assumed responsibility for the defense of this action. The matter was settled with no payment of money by Steven Madden, Ltd. The case was dismissed on May 10, 2005.

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

[3]      Employment agreements:

         (a) Effective as of July 1, 2005, the Company amended its employment agreement with Steven Madden, the Company's Creative and Design Chief. The agreement provides for an annual salary of $600,000, subject to certain specified adjustments, through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA and on revenue for any new business, an annual option grant at exercise prices equal to the market price on the date of grant and a non-accountable expense allowance.

         (b) Effective as of July 1, 2005, the Company entered into an employment agreement with Awadhesh Sinha, pursuant to which Mr. Sinha will serve as the Company's Chief Operating Officer. The initial term of the agreement is three years through June 30, 2008, with successive one-year automatic renewal terms. The agreement provides for an annual salary of $425,000 with annual increases and an annual performance bonus. The agreement requires the Company to accrue deferred cash compensation equal to 25% of the annual salary, payable to Mr. Sinha at the end of the term of the agreement.

         (c) Effective as of May 23, 2005, the Company amended its employment agreement with Richard Olicker, the Company's President. The agreement provides for an annual salary of $453,747 through December 31, 2005. The agreement also provides for an annual performance bonus.

[4]      Due From Factor:

         On July 1, 2005, the Company entered into a factoring agreement with GMAC Commercial Finance LLC ("GMAC"). Under the terms of the agreement, the Company may request advances from GMAC of up to 80% of the aggregate receivables purchased by GMAC at an interest rate of two and one-half percent (2.5%) over the 30 day LIBOR. The Company will also pay a fee of 0.325% of the gross invoice amount of each receivable purchased. The Company assigns a substantial portion of its receivables, principally without recourse, to its factor. The agreement provides the Company with a $25 million credit facility with a $15 million sub-limit on direct borrowings. GMAC will maintain a lien on all of the Company's receivables and assume the credit risk for all assigned accounts approved by them with certain restrictions.

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

Overview:
($ in thousands, except retail sales data per square foot and earnings per share)

The Company's earnings per share increased 39% to $0.39 per share for the quarter ended June 30, 2005 compared to $0.28 per share for the same quarter of 2004. Three of management's strategic initiatives contributed to the Company's earnings growth in the quarter:

         1. The Company continued to grow the Retail Division by opening 3 new stores in the current quarter. As of June 30, 2005, the Company has 95 stores in operation as compared to 83 stores last year. This increase in the number of stores combined with an increase of comparable store sales (sales in stores that were in operation throughout all of the second quarters of 2005 and 2004) of 14% resulted in an increase of net sales in the Retail Division of 23% to $32,627 in the quarter ended June 30, 2005 compared to $26,430 for the same period of last year.

         2. The Company's decision to broaden its product line paid dividends this quarter. This is exemplified by the Madden Mens Wholesale Division ("Madden Mens") which has diversified it offerings and has developed a basic open stock business with departments stores. Net sales in the Madden Mens increased 138% to $15,360 in the second quarter of 2005 compared to $6,452 in the same period of 2004. Another example of the Company's success in expanding its product line is the Company's entree into the young women and girls market via the Candie's Wholesale Division ("Candie's"). Now in its second year of operation, Candie's net sales increased 53% to $5,711 in the second quarter of 2005 compared to $3,735 in the same period last year.

         3. Recently implemented "cut-to-order" inventory controls in the l.e.i. Footwear Wholesale Division ("l.e.i.") and Stevies Inc. ("Stevies") have resulted in reduced inventory levels while increasing gross profit percentages.

In the Retail Division, same store sales (sales in stores that were in operation throughout all of the second quarters of 2005 and 2004) increased 14%. This growth in comparable store sales came on top of a 15% comparable store sales growth achieved last year. Store sales productivity remained high with sales per square foot of $662 compared to $665 last year. The Company is planning to open six to nine new stores during the balance of 2005.

The Company's annualized inventory turnover decreased to 7.7 times in the second quarter of 2005 compared to 8.0 times in the first quarter of 2005, reflecting an increase in Madden Mens inventory required for the open stock business. The Company's accounts receivable average collection days remained at 65 days in both the second quarters of 2005 and 2004.

As of June 30, 2005, the Company had $83,802 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders equity of $166,396. Working capital increased to $107,041 as of June 30, 2005 compared to $101,417 on December 31, 2004. The Company repurchased 135,000 shares of common stock this quarter at a cost of $2,241, reflecting management's continued confidence in the Company's long-term prospects and its commitment to enhance shareholder value.


The following tables set forth information on operations for the periods indicated:

                         Selected Financial Information
                                Six Months Ended
                                     June 30
                                ($ in thousands)

                                                                              2005                      2004
                                                                     --------------------       --------------------
Consolidated:
-------------

Net Sales                                                            $  184,294       100%      $  165,002       100%
Cost of Sales                                                           117,466        64          101,018        61
Gross Profit                                                             66,828        36           63,984        39
Other Operating Income                                                    4,566         2            3,227         2
Operating Expenses                                                       60,997        33           54,055        33
Impairment of cost in excess of fair value of net assets acquired           519         0               --
Income from Operations                                                    9,878         5           13,156         8
Interest and Other Income Net                                               894         1            1,009         1
Income Before Income Taxes                                               10,772         6           14,165         9
Net Income                                                                6,248         3            8,216         5

By Segment

WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
Madden Womens:
--------------
Net Sales                                                            $   59,446       100%      $   56,498       100%
Cost of Sales                                                            42,583        72           38,083        67
Gross Profit                                                             16,863        28           18,415        33
Other Operating Income                                                    1,176         2            1,240         2
Operating Expenses                                                       16,128        27           14,312        25
Income from Operations                                                    1,911         3            5,343        10

l.e.i. Footwear:
----------------
Net Sales                                                            $   15,894       100%      $   21,728       100%
Cost of sales                                                            10,614        67           14,583        67
Gross Profit                                                              5,280        33            7,145        33
Operating Expenses                                                        4,058        25            5,989        28
Income from Operations                                                    1,222         8            1,156         5

Madden Mens:
------------
Net Sales                                                            $   26,464       100%      $   13,021       100%
Cost of sales                                                            16,204        61            9,097        70
Gross Profit                                                             10,260        39            3,924        30
Operating Expenses                                                        6,147        23            3,590        28
Income from Operations                                                    4,113        16              334         2

Candie's Footwear:
------------------
Net Sales                                                            $    9,736       100%      $    6,951       100%
Cost of sales                                                             6,874        71            4,717        68
Gross Profit                                                              2,862        29            2,234        32
Operating Expenses                                                        2,831        29            1,889        27
Income from Operations                                                       31         0              345         5


                         Selected Financial Information
                                Six Months Ended
                                     June 30
                                ($ in thousands)

                                                                             2005                       2004
                                                                     ---------------------      ---------------------
By Segment (Continued)

WHOLESALE DIVISIONS (Continued)
-------------------------------

Diva Acquisition Corp. (Steven):
--------------------------------
Net Sales                                                            $    9,064        100%     $   11,091        100%
Cost of sales                                                             6,900         76           6,461         58
Gross Profit                                                              2,164         24           4,630         42
Operating Expenses                                                        2,564         28           2,463         22
Income (Loss) from Operations                                              (400)        (4)          2,167         20

Stevies Inc.:
-------------
Net Sales                                                            $    3,862        100%     $    5,488        100%
Cost of sales                                                             2,852         74           3,751         68
Gross Profit                                                              1,010         26           1,737         32
Operating Expenses                                                          907         23           1,386         25
Income from Operations                                                      103          3             351          7

Unionbay Men's Footwear:
------------------------
Net Sales                                                            $      726        100%     $       94        100%
Cost of Sales                                                               526         72             151        161
Gross Profit (Loss)                                                         200         28             (57)       (61)
Operating Expenses                                                          163         23             338        359
Income (Loss) from Operations                                                37          5            (395)      (420)

RETAIL DIVISION:
----------------

Steven Madden Retail Inc.:
--------------------------
Net Sales                                                            $   59,102        100%     $   50,131        100%
Cost of Sales                                                            30,913         52          24,175         48
Gross Profit                                                             28,189         48          25,956         52
Operating Expenses                                                       26,657         45          22,911         46
Impairment of cost in excess of fair value of net assets acquired           519          1              --
Income from Operations                                                    1,013          2           3,045          6
Number of Stores                                                             95                         83

ADESSO MADDEN INC.:
-------------------
 (FIRST COST)

Other Operating Revenue                                              $    3,390        100%     $    1,987        100%
Operating Expenses                                                        1,542         45           1,177         59
Income from Operations                                                    1,848         55             810         41


                         Selected Financial Information
                               Three Months Ended
                                     June 30
                                ($ in thousands)

                                                                             2005                       2004
                                                                     ---------------------      ---------------------
Consolidated:
-------------

Net Sales                                                            $  100,958        100%     $   86,234        100%
Cost of Sales                                                            62,448         62          53,522         62
Gross Profit                                                             38,510         38          32,712         38
Other Operating Income                                                    2,619          3           1,811          2
Operating Expenses                                                       31,953         31          27,947         32
Impairment of cost in excess of fair value of net assets acquired           519          1              --
Income from Operations                                                    8,657          9           6,576          8
Interest and Other Income Net                                               456          0             475          0
Income Before Income Taxes                                                9,113          9           7,051          8
Net Income                                                                5,286          5           4,090          5

By Segment

WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
Madden Womens:
--------------
Net Sales                                                            $   31,538        100%     $   30,964        100%
Cost of Sales                                                            22,020         70          21,380         69
Gross Profit                                                              9,518         30           9,584         31
Other Operating Income                                                      596          2             720          2
Operating Expenses                                                        8,415         27           7,488         24
Income from Operations                                                    1,699          5           2,816          9

l.e.i. Footwear:
----------------
Net Sales                                                            $    8,679        100%     $   10,603        100%
Cost of sales                                                             5,678         65           7,263         68
Gross Profit                                                              3,001         35           3,340         32
Operating Expenses                                                        2,006         23           3,079         29
Income from Operations                                                      995         12             261          3

Madden Mens:
------------
Net Sales                                                            $   15,360        100%     $    6,452        100%
Cost of sales                                                             9,077         59           4,689         73
Gross Profit                                                              6,283         41           1,763         27
Operating Expenses                                                        3,314         22           1,756         27
Income from Operations                                                    2,969         19               7          0

Candie's Footwear:
------------------
Net Sales                                                            $    5,711        100%     $    3,735        100%
Cost of sales                                                             3,487         61           2,609         70
Gross Profit                                                              2,224         39           1,126         30
Operating Expenses                                                        1,356         24             930         25
Income from Operations                                                      868         15             196          5


                         Selected Financial Information
                               Three Months Ended
                                     June 30
                                ($ in thousands)

                                                                             2005                       2004
                                                                     ---------------------      ---------------------
By Segment (Continued)

WHOLESALE DIVISIONS (Continued)
-------------------------------

Diva Acquisition Corp. (Steven):
--------------------------------
Net Sales                                                            $    4,839        100%     $    5,842        100%
Cost of sales                                                             4,147         86           3,541         61
Gross Profit                                                                692         14           2,301         39
Operating Expenses                                                        1,261         26           1,414         24
Income (Loss) from Operations                                              (569)       (12)            887         15

Stevies Inc.:
-------------
Net Sales                                                            $    1,890        100%     $    2,163        100%
Cost of sales                                                             1,394         74           1,598         74
Gross Profit                                                                496         26             565         26
Operating Expenses                                                          442         23             703         32
Income (Loss) from Operations                                                54          3            (138)        (6)

Unionbay Men's Footwear:
------------------------
Net Sales                                                            $      314        100%     $       45        100%
Cost of Sales                                                               275         88              95        211
Gross Profit (Loss)                                                          39         12             (50)      (111)
Operating Expenses                                                           84         27             175        389
Loss from Operations                                                        (45)       (15)           (225)      (500)

RETAIL DIVISION:
----------------

Steven Madden Retail Inc.:
--------------------------
Net Sales                                                            $   32,627        100%     $   26,430        100%
Cost of Sales                                                            16,370         50          12,347         47
Gross Profit                                                             16,257         50          14,083         53
Operating Expenses                                                       14,255         44          11,807         45
Impairment of cost in excess of fair value of net assets acquired           519          1              --
Income from Operations                                                    1,483          5           2,276          8
Number of Stores                                                             95                         83

ADESSO MADDEN INC.:
-------------------
 (FIRST COST)

Other Operating Revenue                                              $    2,023        100%     $    1,091        100%
Operating Expenses                                                          820         41             595         55
Income from Operations                                                    1,203         59             496         45

RESULTS OF OPERATIONS
 ($ in thousands)

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

Consolidated:
-------------

Total net sales for the six-month period ended June 30, 2005 increased by 12% to $184,294 from $165,002 for the comparable period last year. Sales increases from the Madden Mens, the Candie's, the Retail Division and Madden Womens Wholesale Division were partially offset by declines in Diva Acquisition Corp. ("Steven"), l.e.i. and Stevies.

Gross profit as a percentage of sales decreased to 36% in 2005 from 39% in 2004. The decline in the gross profit occurred in the first quarter and was the result of the Company's decision to closeout slow moving inventory. Additionally, the weaker than anticipated performance of the l.e.i., Candie's and Steven Wholesale Divisions at retail necessitated high levels of inventory markdowns which resulted in lower than expected margins. Finally, the heavy and persistent promotional activities throughout the first quarter negatively affected the gross profit.

Operating expenses increased to $60,997 in 2005 from $54,055 in 2004. One reason for this increase is the Company's recognition of a reserve for a pending legal settlement of $1,500. Other contributing factors were an increase in direct selling expenses, an increase of professional and accounting fees incurred by the Company in connection with managements assessment and the audit of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and increased payroll and occupancy expenses associated with the operation of an additional twelve retail stores (net).

Income from operations was $9,878 in 2005 compared to $13,156 in 2004. Net income decreased to $6,248 in 2005 from $8,216 in 2004, primarily because of the erosion of the gross profit and the increase in operating expenses as described above.

Wholesale Divisions:
--------------------

Steven Madden, Ltd. (Madden Womens, l.e.i., Madden Mens and Candie's):

Sales from the Madden Womens Wholesale Division ("Madden Womens") accounted for $59,446 or 32%, and $56,498 or 34%, of total sales in 2005 and 2004, respectively. The increase resulted from higher sales to specialty footwear retailers as well as Nordstrom, Dillards, May and Federated and because of improved sell-throughs at retail floors. Gross profit as a percentage of sales declined to 28% in 2005 from 33% in 2004, primarily due to the closeout of slow moving inventory in the first quarter and an increase in markdowns and allowances caused by higher promotional activities at retail. Operating expenses increased to $16,128 in 2005 compared to $14,312 in 2004. The increase was due to the provision of $1,500 for settlement of the LaRue litigation case as well as an increase of professional and accounting fees incurred by the Company in connection with management's assessment and the audit of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and to other volume related expenses. These expense increases were partially offset by a $700 reduction in advertising and marketing expenditures. Income from operations for Madden Womens was $1,911 in 2005 compared to $5,343 in 2004.

Sales from l.e.i. accounted for $15,894 or 9%, and $21,728 or 13%, of total sales in 2005 and 2004, respectively. This decrease in sales was primarily caused by planned reductions and elimination of marginally profitable accounts. Although gross profit as a percentage of sales remained at 33% in 2005 and 2004, it increased 3% during the second quarter. Operating expenses decreased to $4,058 in 2005 from $5,989 in 2004 due to decreases in payroll expense and selling and related expenses. Income from operations for l.e.i. was $1,222 in 2005 compared to $1,156 in 2004.

Sales from Madden Mens accounted for $26,464 or 14%, and $13,021 or 8%, of total sales in 2005 and 2004, respectively. This 103% increase in sales was driven by an increase in the number of doors at Dillards and Nordstom, and the introduction of new catalogue and online programs. The division continued its success with "jean-friendly" products while dress offerings were also successful, giving the division a broader and more balanced collection. Gross profit as a percentage of sales increased to 39% in 2005 from 30% in 2004 reflecting the division's substantial reductions of markdown and allowances expense and lower levels of close-out sales. Operating expenses increased to $6,147 in 2005 from $3,590 in 2004, due to increases in payroll expenses, selling and related expenses and advertising and marketing expenditures. Operating expenses as a percentage of sales decreased to 23% in 2005 compared to 28% in 2004. Income from operations for Madden Mens was $4,113 in 2005 compared to $334 in 2004.

Sales from Candie's accounted for $9,736 or 5%, and $6,951 or 4%, of total sales in 2005 and 2004, respectively. Pursuant to a recent amendment to the licensing agreement, Candie's products were launched at Kohl's stores in addition to its normal channels of distribution. Beginning on January 1, 2007, the Company will be permitted to sell Candie's branded footwear only to Kohl's. Due to the timing of the announcement of the Kohl's arrangement at the front end of the Spring 2005 season and the reluctance of some customers to invest longer term in Candie's, during the first quarter of 2005, the Company embarked on an aggressive liquidation strategy which severely affected the gross profit, positioning the Company for a clean launch with Kohl's for the upcoming fall season. Despite a considerable increase in the gross profit in the second quarter of 2005, the liquidation strategy in the first quarter caused the gross profit as a percentage of sales to decrease to 29% in 2005 from 32% in 2004. Operating expenses increased to $2,831 in 2005 from $1,889 in 2004 due to increases in payroll expenses, licensing fees and selling and selling related expenses in order to position the Company for the top line growth. Income from operations for Candie's was $31 in 2005 compared to $345 in 2004.

Diva Acquisition Corp. ("Steven"):

Sales from Steven accounted for $9,064 or 5%, and $11,091 or 7%, of total sales in 2005 and 2004, respectively. The decrease in sales was due to disappointing sales of closed toe dress shoes in the first quarter, which was last year's bestseller. Additionally, last Fall's disappointing boot season caused Steven's customers to trim initial boot orders this year resulting in a decrease in full price boot shipments in the month of June. Gross profit as a percentage of sales decreased to 24% in 2005 from 42% in 2004, primarily due to the liquidation of slow moving inventory and an increase in markdowns and allowances caused by higher levels of promotional activities at retail in 2005. Operating expenses increased marginally to $2,564 in 2005 from $2,463 in 2004. Loss from operations for Steven was $400 in 2005 compared to income from operation of $2,167 in 2004.

Stevies Inc. ("Stevies"):

Sales from Stevies accounted for $3,862 or 2%, and $5,488 or 3%, of total sales in 2005 and 2004, respectively. The decrease was due to the poor performance of Stevies products at retail. Gross profit as a percentage of sales decreased to 26% in 2005 from 32% in 2004, primarily due to an increase in returns and allowances. Operating expenses decreased to $907 in 2005 from $1,386 in 2004 due to decreases in payroll and selling related expenses. Income from operations for Stevies was $103 in 2005 compared to $351 in 2004.

Unionbay Men's Footwear ("Unionbay"):

Unionbay, the Company's license for young men's footwear, generated net sales of $726 in 2005 compared to $94 in 2004. This increase was the result of the re-launch of Unionbay this spring in Kohl's stores. Income from operations for Unionbay was $37 in 2005 compared to a loss from operations of $395 in 2004.

Retail Division:
----------------

Sales from the Retail Division accounted for $59,102 or 32% and $50,131 or 30% of total sales in 2005 and 2004, respectively. As of June 30, 2005, there were 95 retail stores compared to 83 as of June 30, 2004. Comparable store sales (sales of those stores that were open for all of 2005 and 2004) for the six-month period ended June 30, 2005 increased 9% over the same period of 2004. This growth in comparable store sales came on top of a 12% comparable store sales growth achieved last year. This increase was achieved through the early release and success of the opened up sandals in spring, higher average selling prices in the core women's footwear category and a substantial growth in Men's volume at the stores. Gross profit as a percentage of sales decreased to 48% in 2005 from 52% in 2004, primarily due to an increase in promotional activity and the liquidation of slow moving inventory. Operating expenses for the Retail Division were $26,657 in 2005 and $22,911 in 2004. This increase in operating expense was primarily due to increased payroll and payroll related expenses and an increase in occupancy and other variable costs associated with the operation of an additional twelve stores (net) since last year. In addition, direct selling and selling related expenses increased. Income from operations for the Retail Division was $1,013 in 2005 compared to $3,045 in 2004.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc. generated commission revenues of $3,390 in 2005, compared to $1,987 in 2004. This increase was the result of increases in commission revenue from certain private label customers, expansion of the Company's private label business in Men's, the addition of several new specialty retailers to the private label agency list and the cumulative contribution of commissions on international sales made on a direct-from-factory basis. Income from operations for Adesso-Madden was $1,848 in 2005 compared to $810 in 2004.

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004

Consolidated:
-------------

Total net sales for the three-month period ended June 30, 2005 increased by 17% to $100,958 from $86,234 for the comparable period of 2004. Sales increases from the Retail Division, Madden Mens, Madden Womens and Candie's were offset by declines in l.e.i., Steven and Stevies. Gross profit percentage remained unchanged at 38% in 2005 and 2004.

Operating expenses increased to $31,953 in 2005 from $27,947 in 2004. One reason for this increase was the Company's decision to record an additional reserve for a pending legal settlement of $1,150. Other contributing factors were an increase in direct selling expenses and increased payroll and occupancy expenses associated with the operation of an additional twelve retail stores (net) and volume related expenses resulting from the growth in revenues of Madden Mens.

Income from operations was $8,657 in 2005 compared to $6,576 in 2004. Net income increased to $5,286 in 2005 compared to $4,090 in 2004. The increase in income was primarily the result of the growth in sales.

Wholesale Divisions:
--------------------

Steven Madden, Ltd. (Madden Womens, l.e.i., Madden Mens and Candie's):

Sales from Madden Womens accounted for $31,538 or 31%, and $30,964 or 36%, of total sales in 2005 and 2004, respectively. This increase in sales was the result of a broader product assortment. Gross profit as a percentage of sales decreased to 30% in 2005 from 31% in 2004, primarily due to an increase in returns and allowances. Operating expenses increased to $8,415 in 2005 compared to $7,488 in 2004 due to the provision of $1,150 for settlement of the LaRue litigation case. Income from operations for Madden Womens was $1,699 in 2005 compared to $2,816 in 2004.

Sales from l.e.i. accounted for $8,679 or 9%, and $10,603 or 12%, of total sales in 2005 and 2004, respectively. This decrease in sales was primarily caused by planned reduction and elimination of marginally profitable accounts. Gross profit as a percentage of sales increased to 35% in 2005 from 32% in 2004 primarily due to a decrease in the level of close out sales in the quarter. Operating expenses decreased to $2,006 in 2005 from $3,079 in 2004 due to decreases in payroll and selling and related expenses. These expense decreases resulted in a decrease in operating expenses as a percentage of sales to 23% in 2005 from 29% in 2004. Income from operations for l.e.i. was $995 in 2005 compared to $261 in 2004.

Sales from Madden Mens accounted for $15,360 or 15%, and $6,452 or 7%, of total sales in 2005 and 2004, respectively. The sales increase was driven by an increase in the number of doors at Dillards and Nordstom and the introduction of new catalogue and online programs. The division continued its success with "jean-friendly" product while dress offerings were also successful, giving the Division a broader and more balanced collection. Gross profit as a percentage of sales increased to 41% in 2005 from 27% in 2004 due to a substantial decrease in markdowns and allowances. Operating expenses increased to $3,314 in 2005 from $1,756 in 2004, due to increases in payroll expenses, advertising expense and selling and related expenses. Income from operations for Madden Mens was $2,969 in 2005 compared to $7 in 2004.

Sales from Candie's accounted for $5,711 or 6%, and $3,735 or 4%, of total sales in 2005 and 2004, respectively. The primary reason for the sales increase was the initial shipment of product to Kohl's in both the children's and women's footwear categories. Gross profit percentage increased to 39% in 2005 from 30% in 2004 due to increased efficiency in inventory procurement resulting in lower average inventory costs. Operating expenses increased to $1,356 in 2005 from $930 in 2004, due to increases in payroll expenses and selling and related expenses. Income from operations for Candie's was $868 in 2005 compared to $196 in 2004.

Diva Acquisition Corp. ("Steven"):

Sales from Steven accounted for $4,839 or 5%, and $5,842 or 7%, of total sales in 2005 and 2004, respectively. The sales decrease was the result of last Fall's disappointing boot season, which caused Steven's customers to trim initial boot orders this year resulting in a decrease in full price boot shipments in the month of June. Gross profit as a percentage of sales decreased to 14% in 2005 from 39% in 2004 due to the liquidation of slow moving inventory and an increase in markdowns and allowances. Operating expenses decreased to $1,261 in 2005 from $1,414 in 2004 due to a decrease in selling and related expenses. Loss from operations for Steven was $569 in 2005 compared to income from operations of $887 in 2004.

Stevies Inc. ("Stevies"):

Sales from Stevies accounted for $1,890 or 2%, and $2,163 or 3%, of total sales in 2005 and 2004, respectively. The decrease in sales was due to the products poor performance at retail. Gross profit as a percentage of sales remained at 26% in 2005 and 2004. Operating expenses decreased to $442 in 2005 from $703 in 2004 due to decreases in payroll and selling and related expenses. Income from operations for Stevies was $54 in 2005 compared to loss from operations of $138 in 2004.

Unionbay Men's Footwear ("Unionbay"):

Unionbay generated net sales of $314 in 2005 compared to $45 in 2004. This increase was the result of the re-launch of Unionbay this spring in Kohl's stores. Loss from operations for Unionbay was $45 in 2005 compared to a loss of $225 in 2004.

Retail Division:
----------------

Sales from the Retail Division accounted for $32,627 or 32% and $26,430 or 31% of total sales in 2005 and 2004, respectively. As of June 30, 2005, there were 95 retail stores compared to 83 retail stores as of June 30, 2004. Comparable store sales (sales of those stores that were open for all of the second quarters of 2005 and 2004) for the three-month period ended June 30, 2005 increased 14% over the same period of 2004. This increase follows a 15% comparable store increase for the same period last year. This increase was achieved through a combination of higher average selling prices in the core women's footwear category and a substantial growth in Men's volume at the stores. In addition, other product categories such as handbags and belts contributed to the sales growth. Gross profit as a percentage of sales decreased to 50% in 2005 compared to 53% in 2004 due to the liquidation of slow moving inventory. Operating expenses for the Retail Division were $14,255 in 2005 compared to $11,807 in 2004. This increase in operating expense was primarily due to increased payroll and payroll related expenses and increases in occupancy and other variable costs associated with the operation of an additional twelve stores (net) since last year. In addition, direct selling expenses and advertising expenditures increased in 2005. Income from operations for the Retail Division was $1,483 in 2005 compared to $2,276 in 2004.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc. generated commission revenues of $2,023 in 2005, compared to $1,091 in 2004. This increase is primarily the result of significant increases in revenues from Target (Adesso-Madden's largest customer) as well as an increased commission contribution from international sales. Income from operations for Adesso-Madden was $1,203 in 2005 compared to $496 in 2004.

LICENSE AGREEMENTS

Revenue generated from licensing was $1,176 in the first six months of 2005 compared to $1,240 for the same period in 2004. As of June 30, 2005, the Company had four license partners covering four product categories of its Steve Madden brand. The product categories include, hosiery, sunglasses, eyewear and belts.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $107,041 at June 30, 2005 compared to $101,417 at December 31, 2004. The Company's net income for the six months ended June 30, 2005 was the primary contributor to the increase in working capital.

Under the terms of a factoring agreement with Capital, the Company was eligible to draw down 80% of its invoiced receivables at an interest rate of two points below the Prime Rate (as defined in said agreement). The agreement with Capital was terminated on June 30, 2005. Capital maintained a lien on all of the Company's receivables and assumed the credit risk for all assigned accounts approved by them. Under the agreement, the Company had a credit line of $15 million. As of June 30, 2005 the Company had not used any portion of the credit line.

On July 1, 2005, the Company entered into a factoring agreement with GMAC Commercial Finance LLC (GMAC). The agreement provides the Company with a $25 million credit facility with a $15 million sub-limit on direct borrowings. The interest rate on borrowings is two and one-half percent (2.5%) over the 30 day LIBOR. GMAC will maintain a lien on all of the Company's receivables and assume the credit risk for all assigned accounts approved by them.

As of June 30, 2005 the Company had invested $45,730 in marketable securities consisting of corporate bonds, U.S. Treasury notes, government asset-backed securities and equities.

The Company believes that based upon its current financial position and available cash and marketable securities, it will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES

During the six-month period ended June 30, 2005, net cash provided by operating activities was $12,031. Sources of cash were provided primarily by the following; net income; a decrease in inventories of $3,333; a decrease in prepaid expenses, prepaid taxes, deposits and other assets of $1,917; an increase in accounts payable and other accrued expenses of $8,936. The primary use of cash was an increase in factored receivables of $14,980, which is the result of an increase in sales during the months of May and June.

CONTRACTUAL OBLIGATIONS

The Company's contractual obligations as of June 30, 2005 were as follows:


                      Payment due by period (in thousands)


                                            Remainder of                                  2011 and
Contractual Obligations         Total           2005         2006-2008      2009-2010       after
-------------------------    ------------   ------------   ------------   ------------   ------------
Operating Lease
     Obligations             $     81,520   $      5,966   $     35,288   $     17,916   $     22,350

Purchase Obligations                4,096          4,096              0              0              0

Other Long-Term
     Liabilities (future
     minimum royalty
     payments)                      3,938          1,335          2,603              0              0
                             ------------   ------------   ------------   ------------   ------------
Total                        $     89,554   $     11,397   $     37,891   $     17,916   $     22,350
                             ============   ============   ============   ============   ============

At June 30, 2005, the Company had un-negotiated open letters of credit for the purchase of imported merchandise of approximately $4,096.

The Company has an employment agreement with Steven Madden, its Creative and Design Chief, which provides for an annual base salary of $600,000 subject to certain specified adjustments, through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA and on revenue of any new business, an annual option grant at exercise prices equal to the market price on the date of grant and a non-accountable expense allowance.

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $1,964 in 2005, $1,391 in 2006 and $1,175 in 2007. In addition, such employment agreements provide for incentive compensation based on various performance criteria as well as other benefits. The Chief Operating Officer of the Company is entitled to deferred compensation calculated as a percentage of his base salary.

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

INVESTING ACTIVITIES

During the six-month period ended June 30, 2005, the Company invested $839 in marketable securities and received $3,807 from maturities and sales of securities. In addition, the Company incurred capital expenditures of $2,779 principally for leasehold improvements for the six additional retail stores that were opened during the period.

FINANCING ACTIVITIES

During the six-month period ended June 30, 2005, the Company repurchased 444,000 shares of the Company's common stock at a total cost of $7,735.

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

The Company generally enters into a number of purchase order commitments with its customers for each of its lines every season and does not enter into long-term agreements with any of its customers. Therefore, a decision by a significant customer of the Company, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company or to change its manner of doing business could have a material adverse effect on the Company's business, financial condition and results of operations. The Company sells its products primarily to retail stores across the United States and extends credit based on an evaluation of each customer's financial condition, usually without collateral. While various retailers, including some of the Company's customers, have experienced financial difficulties in the past few years which increased the risk of extending credit to such retailers, the Company's losses due to bad debts have been limited. Pursuant to the Factoring Agreement between Capital Factors and the Company, Capital Factors assumed the credit risk related to approximately 95% of the Company's accounts receivables through June 30, 2005. As of July 1, 2005, GMAC assumed the credit risk for the Company's accounts receivables (see Note M[4]). However, financial difficulties of a customer could cause the Company to curtail business with such customer or require the Company to assume more credit risk relating to such customer's account receivable.

Impact of Foreign Manufacturers: Substantial portions of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the six-month period ended June 30, 2005, approximately 91% of the Company's products were purchased from sources outside the United States, primarily from China, Brazil, Italy and Spain.

Risks inherent in foreign operations include work stoppages, transportation delays and interruptions, changes in social, political and economic conditions which could result in the disruption of trade from the countries in which the Company's manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not believe that any such economic or political condition will materially affect the Company's ability to purchase products, since a variety of materials and alternative sources are available. The Company cannot be certain, however, that it will be able to identify such alternative sources without delay (if ever) or without greater cost to the Company. The Company's inability to identify and secure alternative sources of supply in this situation would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's imported products are also subject to United States customs duties. The United States and the countries in which the Company's products are produced or sold, from time to time, impose new quotas, duties, tariffs, or other restrictions, or may adversely adjust prevailing quota, duty or tariff levels, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Expansion of Retail Business: The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), Stevies, Steven, Steve Madden Mens, l.e.i.(R) , Unionbay(R) and Candie's(R) brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. During the first the first six months of 2005 the Company opened six Steve Madden retail stores and has plans to open approximately six to nine additional stores during the remainder of 2005. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results can be maintained or will increase in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

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

Outstanding Options: As of August 3, 2005 there were outstanding options to purchase an aggregate of approximately 1,850,253 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the market price of the Company's stock is significantly higher than the exercise price of the options. Further, while its options are outstanding, they may adversely affect the terms on which the Company could obtain additional capital, if required.

Economic and Political Risks: The present economic condition in the United States and concern about uncertainties could significantly reduce the disposable income available to the Company's customers for the purchase of the Company's products. In addition, current unstable political conditions, including the potential or actual conflicts in Iraq, North Korea or elsewhere, or the continuation or escalation of terrorism, could have an adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates primarily based on LIBOR. An analysis of the Company's factoring agreements with Capital and GMAC can be found in the Liquidity and Capital Resource section under Item 2 of this document. As of December 31, 2004 and December 31, 2003, there were no direct borrowings outstanding under the credit agreement.

As of June 30, 2005, the Company had investments in marketable securities valued at $45,730,000, which consists principally of federal and state obligations. These obligations have various maturities through December 2009. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. The Company currently has the ability to hold these investments until maturity. Should there be a significant increase in interest rates, the value of these investments would be negatively affected unless they were held to maturity. In addition, any further decline in interest rates would reduce the Company's interest income.

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

Part II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings in which the Company is involved are discussed in Note M and Part I, Item 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion is limited to recent developments concerning certain of the Company's legal proceedings and should be read in conjunction with the Company's earlier SEC reports. Unless otherwise indicated, all proceedings discussed in those earlier reports remain outstanding.

Indictment:

On June 20, 2000, Steven Madden, the Company's former Chairman and Chief Executive Officer, was indicted in the United States District Courts for the Southern District and Eastern District of New York. The indictments alleged that Mr. Madden engaged in securities fraud and money laundering activities. In addition, the Securities and Exchange Commission filed a complaint in the United States District Court for the Eastern District of New York alleging that Mr. Madden violated Section 17(a) of the Securities Exchange Act of 1934, as amended. On May 21, 2001, Steven Madden entered into a plea agreement with the U.S. Attorney's Office, pursuant to which he pled guilty to four of the federal charges filed against him. In addition, Mr. Madden reached a separate settlement agreement with the Securities and Exchange Commission regarding the allegations contained in its complaint. As a result, Mr. Madden resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors effective July 1, 2001. Mr. Madden agreed to serve as the Company's Creative and Design Chief, a non-executive position. On April 4, 2002, Mr. Madden was sentenced in the United States District Court for the Southern District of New York to forty-one months' imprisonment in connection with two of the federal charges to which he pled guilty.

On May 3, 2002, Mr. Madden was sentenced in the United States District Court for the Eastern District of New York to forty-one months' imprisonment in connection with the remaining two charges to which he pled guilty. The sentences ran concurrently. Under the settlement agreement with the Securities and Exchange Commission, Mr. Madden agreed to not serve as an officer or director of a publicly traded company for 7 years. Neither the indictments nor the Securities and Exchange Commission complaint allege any wrongdoing by the Company or its other officers and directors. Mr. Madden began serving his sentence in September of 2002. On April 14, 2005, Mr. Madden was released from federal prison and has returned to work at the Company as its Creative and Design Chief, a non-executive position.

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

Other Actions:

On December 15, 2003, the Company commenced an action against LaRue in the United States District Court for the Southern District of New York. The Company sought a declaratory Judgment that the Company properly terminated a license agreement with LaRue and monetary damages for breach of the license agreement and trademark infringement by LaRue. On January 20, 2004, LaRue served an answer and counterclaim alleging that the license agreement was improperly terminated by the Company and seeking $9,900,000 in compensatory damages, as well as additional punitive damages. The parties served cross-motions for summary judgment which were submitted to the court on February 28, 2005. On August 1, 2005, the parties agreed to a settlement pursuant to which the Company paid LaRue $1,500,000 in full satisfaction of any and all claims relating to this action. A Stipulation of Dismissal, with prejudice, has been filed with the court and the parties have exchanged general releases.

On or about July 9, 2004, an action was filed in the United States District Court for the Southern District of New York against the Company by Robert Marc for trademark infringement, captioned Robert Marc v. Steven Madden, Ltd. Case No. 04 CV 5354 (JGK). In the action, Robert Marc claimed trademark infringement in connection with a "bar and dot" design on the sides of certain eyewear. The alleged infringing eyeglasses are manufactured and sold by the Company's licensee for eyewear, Colors in Optics, which is also a defendant in the action. Colors in Optics has assumed responsibility for the defense of this action. The matter was settled with no payment of money by Steven Madden, Ltd. The case was dismissed on May 10, 2005.

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

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
         SECURITIES

The following table provides information as of June 30, 2005 with respect to the shares of common stock repurchased by the Company during the second quarter of fiscal 2005:

 -----------------------------------------------------------------------------------------------------
 Period                Total Number   Average        Total Number of         Maximum dollar amount of
                       of Shares      Price Paid     Shares Purchased as     Shares that May Yet Be
                       Purchased      per Share      Part of Publicly        Purchased Under the Plans
                                                     Announced Plans or      or Programs (1)
                                                     Programs (1)
 -----------------------------------------------------------------------------------------------------
 4/1/05 - 4/30/05       125,900          16.67            125,900                  $27,707,146
 -----------------------------------------------------------------------------------------------------

 5/1/05 - 5/31/05         8,900          16.00              8,900                  $27,564,748
 -----------------------------------------------------------------------------------------------------

 6/1/05 - 6/30/05             0              0                  0                  $27,564,748
 -----------------------------------------------------------------------------------------------------

 Total                  134,800         $16.62            134,800                  $27,564,748
 -----------------------------------------------------------------------------------------------------

(1) The Company's share repurchase program, which became effective as of January 1, 2004, provides for share repurchases in the aggregate amount of $20 million and has no set expiration or termination date. Subsequently, on February 28, 2005, the Board of Directors of the Company authorized and directed that the Company repurchase up to an additional $25 million dollars of its outstanding common stock at such prices and time as are determined to be in the best interest of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company held on May 27, 2005 (the "Annual Meeting"), the stockholders of the Company ratified the appointment of Eisner LLP and did not approve the issuance of 50,000 shares of the Company's common stock to each of Robert Schmertz and Harry Chen. In addition, the stockholders of the Company elected nine directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.

The affirmative vote of the holders of a majority of the total votes cast was required to ratify the appointment of Eisner LLP and to approve the issuance of 50,000 shares of the Company's common stock and the affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

With respect to the approval of the appointment of Eisner LLP, set forth below is information on the results of the votes cast at the Annual Meeting.

                                        For            Against        Abstained
                                     ----------        -------        ---------
    Appointment of Eisner LLP        12,597,548        26,989          359,344

With respect to the approval of the issuance of 50,000 shares of our Common Stock to each of Robert Schmertz and Harry Chen, set forth below is the information on the results of the votes cast at the Annual Meeting.

                                        For          Against      Abstained
                                     ---------      ---------     ---------
    Robert Schmertz                  4,710,730      6,119,373      390,535
    Harry Chen                       4,774,737      6,080,766      365,135


With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cast and/or withheld with respect to each such nominee.

    Nominees                            For                       Withheld
    ------------------             --------------              --------------

    Jamieson A. Karson               12,365,002                    618,879
    Jeffrey Birnbaum                 12,296,493                    687,388
    Marc S. Cooper                   12,296,493                    687,388
    Harold Kahn                      12,408,097                    575,784
    John L. Madden                   12,285,098                    698,783
    Peter Migliorini                 12,313,834                    670,047
    Thomas H. Schwartz               12,314,334                    669,547
    Awadhesh Sinha                   12,430,297                    553,584
    Walter Yetnikoff                 12,427,297                    556,584


ITEM 6.  EXHIBITS.

(a)      Exhibits

         (10.1)   Third Amended and Restated Employment Agreement between the
Company and Steven Madden, effective as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 20, 2005).

         (10.2)   Employment Agreement between the Company and Awadhesh Sinha, dated as of June 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 21,
2005).

         (10.3)   Amendment Number 2 to Employment Agreement between the Company and Richard Olicker, dated as of May 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 16, 2005).

         (31.1)   Certification of Chief Executive Officer pursuant to Rule
13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         (31.2)   Certification of Chief Financial Officer pursuant to Rule
13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

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

DATE:  August 8, 2005

                                       STEVEN MADDEN, LTD.

                                       /S/ JAMIESON A. KARSON
                                       -----------------------------------------
                                       Jamieson A. Karson
                                       Chairman and Chief Executive Officer


                                       /S/ ARVIND DHARIA
                                       -----------------------------------------
                                       Arvind Dharia
                                       Chief Financial Officer

Exhibit No        Description
----------        -----------
10.1              Third Amended and Restated Employment Agreement between the
                  Company and Steven Madden, effective as of July 1, 2005
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Current Report on Form 8-K filed with the Commission on July
                  20, 2005).

10.2 Employment Agreement between the Company and Awadhesh Sinha, dated as of June 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 21, 2005).

10.3 Amendment Number 2 to Employment Agreement between the Company and Richard Olicker, dated as of May 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 16, 2005).

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002