Form 10-Q/A
period 2005-06-30
STEVEN MADDEN, LTD.
filed 2005-08-11
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

         This Amendment No. 1 on Form 10-Q/A hereby amends the Form 10-Q of Steven Madden, Ltd. (the "Company") for the quarter ended June 30, 2005, as originally filed with the Securities and Exchange Commission ("SEC") on August 8, 2005 (the "Original Filing"). This Amendment was required to correct the Certifications in Exhibits 31.1 and 31.2.

         The 10-Q/A has not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certificates from the Company's Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (in addition to the amended certifications discussed above as required by Section 302 of the Sarbanes-Oxley Act of 2002). The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1, 31.2, 32.1 and 32.2, respectively. In addition, we are updating the signature page of the Original Filing as of August 11, 2005.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  August 11, 2005





                                        STEVEN MADDEN, LTD.

                                        /s/ JAMIESON A. KARSON
                                        ----------------------------------------
                                        Jamieson A. Karson
                                        Chairman and Chief Executive Officer


                                        /s/ ARVIND DHARIA
                                        ----------------------------------------
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

       31.1 * Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

       31.2 * Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

       32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




* amended