Form 10-Q
period 2005-09-30
STEVEN MADDEN, LTD.
filed 2005-11-09
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2005
--------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 4, 2005, the latest practicable date, there were 13,700,567 shares of common stock, $.0001 par value, outstanding.

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                               September 30, 2005


                                TABLE OF CONTENTS



PART I- FINANCIAL INFORMATION
ITEM 1.    Condensed Consolidated Financial Statements (Unaudited):

           Consolidated Balance Sheets......................................   3

           Consolidated Statements of Operations............................   4

           Consolidated Statements of Cash Flows............................   5

           Notes to Unaudited Condensed Consolidated Financial Statements...   6


ITEM 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations.................  12

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.......  26

ITEM 4.    Controls and Procedures..........................................  27


PART II - OTHER INFORMATION
ITEM 1.    Legal Proceedings................................................  27

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds......  28

ITEM 6.    Exhibits.........................................................  28

Signature...................................................................  29

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

                                                                     September 30,   December 31,    September 30,
                                                                         2005            2004            2004
                                                                     ------------    ------------    ------------
                                                                      (unaudited)                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $     55,708    $     30,853    $     18,128
   Accounts receivable, net of allowances of $703, $536 and $688            2,986           3,322           3,223
   Due from factor, net of allowances of $4,298, $2,379 and $1,973         45,508          33,711          45,370
   Inventories                                                             22,663          34,384          30,441
   Marketable securities - available for sale                              15,449          12,784          10,183
   Prepaid expenses and other current assets                                1,329           1,287           2,403
   Prepaid taxes                                                              349           2,255             405
   Deferred taxes                                                           2,566           2,498           2,292
                                                                     ------------    ------------    ------------

        Total current assets                                              146,558         121,094         112,445

Property and equipment, net                                                20,855          20,715          20,372
Deferred taxes                                                              5,943           5,780           5,618
Deposits and other                                                            495             435             428
Marketable securities - available for sale                                 28,470          36,340          40,225
Cost in excess of fair value of net assets acquired                         1,547           2,066           2,066
                                                                     ------------    ------------    ------------

                                                                     $    203,868    $    186,430    $    181,154
                                                                     ============    ============    ============

LIABILITIES
Current liabilities:
   Accounts payable                                                  $     10,973    $     13,450    $      7,571
   Accrued expenses                                                         8,293           5,807           4,401
   Accrued incentive compensation                                           1,938             420             292
                                                                     ------------    ------------    ------------
        Total current liabilities                                          21,204          19,677          12,264

Deferred rent                                                               2,373           2,088           2,141
                                                                     ------------    ------------    ------------

                                                                           23,577          21,765          14,405
                                                                     ------------    ------------    ------------

Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized;
   none issued; Series A Junior Participating preferred stock -
   $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 60,000 shares authorized, 15,934,
   14,608 and 14,582 shares issued, 13,700, 12,818 and
   13,054 outstanding                                                           2               1               1
Additional paid-in capital                                                 91,872          80,631          79,395
Retained earnings                                                         115,212         103,451         103,078
Unearned compensation                                                         (26)           (703)         (1,663)
Other comprehensive gain:
   Unrealized gain (loss) on marketable securities                         (1,343)         (1,024)           (829)
Treasury stock - 2,234, 1,790 and 1,528 shares at cost                    (25,426)        (17,691)        (13,233)
                                                                     ------------    ------------    ------------

                                                                          180,291         164,665         166,749
                                                                     ------------    ------------    ------------

                                                                     $    203,868    $    186,430    $    181,154
                                                                     ============    ============    ============

See accompanying notes to consolidated financial statements - unaudited        3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                   September 30,
                                                                    ----------------------------    ----------------------------
                                                                        2005            2004            2005            2004
                                                                    ------------    ------------    ------------    ------------
Net sales:
   Wholesale                                                        $     71,018    $     64,851    $    196,210    $    179,722
   Retail                                                                 29,049          23,759          88,151          73,890
                                                                    ------------    ------------    ------------    ------------

                                                                         100,067          88,610         284,361         253,612
                                                                    ------------    ------------    ------------    ------------

Cost of sales:
   Wholesale                                                              48,761          45,629         135,314         122,472
   Retail                                                                 15,075          11,531          45,988          35,706
                                                                    ------------    ------------    ------------    ------------

                                                                          63,836          57,160         181,302         158,178
                                                                    ------------    ------------    ------------    ------------

Gross profit:
   Wholesale                                                              22,257          19,222          60,896          57,250
   Retail                                                                 13,974          12,228          42,163          38,184
                                                                    ------------    ------------    ------------    ------------

                                                                          36,231          31,450         103,059          95,434

Commission and licensing fee income - net                                  2,217           1,175           5,241           3,224
Operating expenses                                                       (29,447)        (26,758)        (88,902)        (79,635)
Impairment of cost in excess of fair value of net assets acquired             --              --            (519)             --
                                                                    ------------    ------------    ------------    ------------

Income from operations                                                     9,001           5,867          18,879          19,023
Interest and other income, net                                               504             488           1,398           1,497
                                                                    ------------    ------------    ------------    ------------

Income before provision for income taxes                                   9,505           6,355          20,277          20,520
Provision for income taxes                                                 3,992           2,669           8,516           8,618
                                                                    ------------    ------------    ------------    ------------

Net income                                                          $      5,513    $      3,686    $     11,761    $     11,902
                                                                    ============    ============    ============    ============

Basic income per share                                              $       0.41    $       0.28    $       0.89    $       0.90
                                                                    ============    ============    ============    ============

Diluted income per share                                            $       0.39    $       0.26    $       0.85    $       0.83
                                                                    ============    ============    ============    ============

Basic weighted average common shares outstanding                          13,503          13,177          13,272          13,243
Effect of dilutive securities - options/warrants/restricted stock            542           1,043             504           1,085
                                                                    ------------    ------------    ------------    ------------

Diluted weighted average common shares outstanding                        14,045          14,220          13,776          14,328
                                                                    ============    ============    ============    ============

See accompanying notes to consolidated financial statements - unaudited        4

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                 ------------------------
                                                                                                    2005          2004
                                                                                                 ----------    ----------
Cash flows from operating activities:
   Net income                                                                                    $   11,761    $   11,902
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                   4,037         3,654
      Impairment of cost in excess of fair value of net assets acquired                                 519
      Non-cash compensation                                                                             677         1,479
      Provision for bad debts                                                                         2,086           283
      Deferred rent expense                                                                             285           313
      Realized loss (gain) on marketable securities                                                     182           (70)
      Changes in:
        Accounts receivable                                                                             169           822
        Due from factor                                                                             (13,716)      (16,669)
        Inventories                                                                                  11,721        (6,583)
        Prepaid expenses, prepaid taxes, deposits and other assets                                    1,771         4,248
        Accounts payable and other accrued expenses                                                   1,527        (4,687)
                                                                                                 ----------    ----------

           Net cash provided by (used in) operating activities                                       21,019        (5,308)
                                                                                                 ----------    ----------

Cash flows from investing activities:
   Purchase of property and equipment                                                                (4,144)       (5,635)
   Purchase of marketable securities                                                                 (1,156)      (26,132)
   Sale/redemption of marketable securities                                                           5,629         7,150
                                                                                                 ----------    ----------

           Net cash provided by (used in) investing activities                                          329       (24,617)
                                                                                                 ----------    ----------

Cash flows from financing activities:
   Proceeds from options and warrants exercised                                                      13,009           223
   Cash in lieu of restricted stock                                                                  (1,767)
   Purchase of treasury stock                                                                        (7,735)       (5,242)
   Repayment of lease obligations                                                                        --            (1)
                                                                                                 ----------    ----------

           Net cash provided by (used in) financing activities                                        3,507        (5,020)
                                                                                                 ----------    ----------

Net increase (decrease) in cash and cash equivalents                                                 24,855       (34,945)
Cash and cash equivalents - beginning of period                                                      30,853        53,073
                                                                                                 ----------    ----------

Cash and cash equivalents - end of period                                                        $   55,708    $   18,128
                                                                                                 ==========    ==========

See accompanying notes to consolidated financial statements - unaudited        5

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
September 30, 2005
($ in thousands except per share data)


NOTE A - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") and the results of its operations and cash flows for the periods presented. The results of its operations for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2004 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 16, 2005, as amended on April 11, 2005.

Certain reclassifications were made to prior year amounts to conform to the 2005 presentation.

NOTE B - CASH AND CASH EQUIVALENTS

On July 1, 2005, the Company terminated its factoring agreement with Capital Factors, Inc. ("Capital") and entered into a new factoring agreement with GMAC Commercial Finance, LLC (See note M[4]). Pursuant to the termination, the Company deposited $10,114 in an escrow account with Capital as collateral against payments of outstanding letters of credit facilitated by Capital. The escrow balance as of September 30, 2005 was $2,339 and was categorized as Cash and Cash Equivalents on the Balance Sheet. As of November 4, the remaining balance in the escrow account was reduced to $464.

NOTE C - MARKETABLE SECURITIES

Marketable securities consist primarily of corporate bonds, U.S. treasury notes and government asset-backed securities with maturities greater than three months and up to five years at the time of purchase, as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value with unrealized gains and losses, net of any tax effect, reported in shareholders' equity as accumulated other comprehensive income
(loss). Amortization of premiums and discounts are included in interest income and are not material. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.

NOTE D - INVENTORIES

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.

NOTE E - REVENUE RECOGNITION

The Company recognizes revenue on wholesale sales when products are shipped pursuant to our standard terms which are freight on board (FOB) warehouse or when products are delivered to the consolidators as per the terms of the customers purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized when sales are recorded. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company earns commission income as a buying agent through its Adesso-Madden Division by arranging to produce private label shoes to the specifications of its customers. Commission revenue is recognized as earned when title of the product transfers from the manufacturer to the customer and is on a net basis after deducting operating expenses.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
September 30, 2005
($ in thousands except per share data)


NOTE E - REVENUE RECOGNITION (CONTINUED)

The Company licenses its Steve Madden trademark for use in connection with the manufacturing, marketing and sale of belts, handbags, sunglasses, eyewear and hosiery products. Each license agreement requires the licensee to pay to the Company a royalty and advertising fee based on net sales as defined in the various agreements. A minimum royalty and advertising fee is due the Company in the event that specified net sales targets are not achieved. Licensing revenue is recognized on the basis of net sales reported by the licensees or, if greater, minimum guaranteed royalties when received and earned. In substantially all of the Company's license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.


NOTE F - SALES DEDUCTIONS

The Company supports retailers' initiatives to maximize sales of the Company's products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. These expenses are reflected in the financial statements as deductions to sales. For the three- and nine-month periods ended September 30, 2005, the total deduction to net sales for these expenses was $9,682 and $27,421, respectively, as compared to $8,158 and $22,782 for the comparable periods in 2004.


NOTE G - COST OF SALES

All costs incurred to bring finished products to the Company's distribution center are included in the cost of sales line item on the Consolidated Statement of Operations. These include purchase commissions, letter of credit fees, brokerage fees, FOB costs, sample expenses, custom duty, inbound freight, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of the Company's Consolidated Statement of Operations. The Company classifies all shipping costs to customers as operating expenses. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse distribution, and royalty expenses as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.


NOTE H - IMPAIRMENT OF COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED

On May 1, 1998, the Company purchased certain assets from and assumed certain liabilities of Daniel Scott, Inc. which operated two retail outlet stores under the name Shoe Biz. The acquisition was recorded at a total cost of approximately $703, including related expenses, of which $635 was allocated to cost in excess of fair value of the identifiable net assets acquired ("goodwill"). Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" in 2002, the Company had amortized approximately $116 of the goodwill, resulting in a net value of $519. During the year ended December 31, 2004, the Company operated four stores under the Shoe Biz name. In order to consolidate its resources to the Steve Madden brand, the Company has decided to discontinue using the Shoe Biz name. As a result, as of June 30, 2005, one Shoe Biz store has been converted to a Steve Madden store, while two other Shoe Biz stores have been closed. The remaining store operating under the Shoe Biz name has generated operating losses during the last two fiscal years and the net present value of the future cash flows of this store is negative. As a result, the entire balance of the goodwill of $519 is considered impaired and was recognized as a reduction of income in the second quarter of 2005.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
September 30, 2005
($ in thousands except per share data)


NOTE I - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Diluted income per share also reflects the unvested and un-issued shares promised to employees that have a dilutive effect. For the three- and nine-month periods ended September 30, 2005, none and approximately 185,000 stock options, respectively, have been excluded from the calculation because inclusion of such shares would be antidilutive, as compared to approximately 1,210,000 and 135,000 stock options, excluded respectively, for the three- and nine-months ended September 30, 2004.

NOTE J - STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"), and related interpretations and provide pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2003 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                     ----------------------------    ----------------------------
                                                         2005            2004            2005            2004
                                                     ------------    ------------    ------------    ------------
  Reported net income                                $      5,513    $      3,686    $     11,761    $     11,902
  Stock-based employee compensation included in
     reported net income, net of tax                           --             102             165             299
  Stock-based employee compensation determined
     under the fair value based method, net of tax           (735)           (968)         (1,772)         (2,486)
                                                     ------------    ------------    ------------    ------------

  Pro forma net income                               $      4,778    $      2,820    $     10,154    $      9,715
                                                     ============    ============    ============    ============

  Basic income per share:
     As reported                                     $       0.41    $       0.28    $       0.89    $       0.90
     Pro forma                                       $       0.35    $       0.21    $       0.77    $       0.73

  Diluted income per share:
     As reported                                     $       0.39    $       0.26    $       0.85    $       0.83
     Pro forma                                       $       0.34    $       0.20    $       0.74    $       0.68


NOTE K - COMPREHENSIVE INCOME

Comprehensive income for the three- and nine-month periods ended September 30, 2005, after considering other comprehensive income including unrealized loss on marketable securities of $152 and $319 was $5,361 and $11,442, respectively. For the comparable periods ended September 30, 2004, after considering other comprehensive gain (loss) on marketable securities of $200 and $(702), comprehensive income was $3,886 and $11,200 respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
September 30, 2005
($ in thousands except per share data)


NOTE L - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation", and superseded APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123R requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. Note J above, entitled "Stock-Based Compensation", provides pro forma net income and earnings per share as if the Company had used a fair-value based method provided by SFAS 123R to measure stock-based compensation for the periods ending June 30, 2005 and 2004. On April 14, 2005, the SEC amended the compliance dates for SFAS 123R, which extended the Company's required adoption date of SFAS 123R to the first quarter of 2006. The Company is evaluating the requirements of SFAS 123R and expects that its adoption will have a material impact on the Company's results of operations and earnings per share.


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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
September 30, 2005
($ in thousands except per share data)


NOTE M - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

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

       (b) On or about July 9, 2004, an action was filed in the United States District Court for the Southern District of New York against the Company by Robert Marc for trademark infringement, captioned Robert Marc v. Steven Madden, Ltd. Case No. 04 CV 5354 (JGK). In the action, Robert Marc claimed trademark infringement in connection with a "bar and dot" design on the sides of certain eyewear. The alleged infringing eyeglasses are manufactured and sold by the Company's licensee for eyewear, Colors in Optics, which was also a defendant in the action. Colors in Optics assumed responsibility for the defense of this action. The matter was settled with no payment of money by Steven Madden, Ltd. The case was dismissed on May 10, 2005.

       (c) On or about December 20, 2004, an action was filed in the United States District Court for the Central District of California against the Company by Global Brand Marketing, Inc. (GBMI) for patent infringement, captioned Global Brand Marketing, Inc. v. Steven Madden, Ltd., Case No. CV 04-10339 (RJK-AJW (RZx)). In the action, GBMI claimed infringement of a design patent in connection with a shoe sold by Steven Madden, Ltd. referred to as the "Ronan". The parties settled the matter on or about April 5, 2005 and a dismissal was filed on April 27, 2005. The settlement did not have a material effect on the Company's financial position.

       (d) On July 28, 2005, adidas America, Inc., and adidas-Salomon AG (together, "adidas") filed a Demand for Arbitration (the "Demand") against Steve Madden, Ltd., and Steve Madden Retail, Inc. before the American Arbitration Association. In its Demand, adidas alleged that the parties had previously been engaged in a lawsuit over the Company's sale of sneakers that allegedly infringed adidas' "three stripe" mark. The parties settled that lawsuit by entering into a settlement agreement dated August 4, 2003 that prohibited the Company from selling shoes that contained adidas' "three-stripe" mark either with one additional stripe or with one less stripe. adidas alleged in the Demand that the Company was selling three shoes (the Finnley, the Troyy, and the Soccet) that adidas contends violates the settlement agreement and infringes adidas' "three-stripe" mark. The parties have been engaged in settlement discussions ever since, and the Company's time to answer the Demand has been continually extended. the Company's current deadline to answer the Demand is November 18. The Company believes it has substantial defenses to the claims asserted in the Demand for Arbitration.

       (e) On August 10, 2005, the U.S. Customs Department issued a report that asserts that certain commissions which the Company treated as buying agents commissions (which is non-dutiable), should be treated as "selling agents commissions" and hence is dutiable. In the report, Customs estimates that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051. Based on management's estimation at this point, a reserve of $1,051 has been recorded as of the September 30, 2005 Financial Statements. Such reserve may in the future be modified to reflect the status of this matter.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
September 30, 2005
($ in thousands except per share data)


NOTE M - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

[2]    Other Actions (continued):

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

       (b) Effective as of July 1, 2005, the Company entered into an employment agreement with Awadhesh Sinha, pursuant to which Mr. Sinha will serve as the Company's Chief Operating Officer. The initial term of the agreement is three years through June 30, 2008, with successive one-year automatic renewal terms. The agreement provides for an annual salary of $425,000 with annual increases and performance bonuses. The agreement requires the Company to accrue deferred cash compensation equal to 25% of the annual salary, payable to Mr. Sinha at the end of the term of the agreement.

       (c) Effective as of May 23, 2005, the Company amended its employment agreement with Richard Olicker, the Company's President. The agreement provides for an annual salary of $453,747 through December 31, 2005. The agreement also provides for an annual performance bonus. Mr. Olicker will be leaving the Company in conjunction with the expiration of his employment agreement on December 31, 2005.

[4]    Due From Factor:

       On July 1, 2005, the Company entered into a factoring agreement with GMAC Commercial Finance LLC ("GMAC"). Under the terms of the agreement, the Company may request advances from GMAC of up to 80% of the aggregate receivables purchased by GMAC at an interest rate of two and one-half percent (2.5%) over the 30 day LIBOR. The Company will also pay a fee of 0.325% of the gross invoice amount of each receivable purchased. The Company assigns a substantial portion of its receivables, principally without recourse, to its factor. The agreement, which has no specific expiration date and can be terminated by either party with 60 days written notice after June 30, 2007, provides the Company with a $25 million credit facility with a $15 million sub-limit on direct borrowings. GMAC will maintain a lien on all of the Company's receivables and assume the credit risk for all assigned accounts approved by them with certain restrictions.

[5]    Common Stock Dividend

       On November 3, 2005, the Board of Directors declared a special dividend of $1 per share payable to Steven Madden, Ltd. shareholders of record at the close of business on November 14, 2005. The dividend is payable on November 23, 2005.

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

Financial Overview:
-------------------

The Company's earnings per share increased 50% to $0.39 per share for the quarter ended September 30, 2005 compared to $0.26 per share for the same quarter of 2004. This follows a 39% increase in earnings per share realized by the Company during the quarter ended June 30, 2005. This substantial growth rate could not have been achieved without the hard work and coordinated effort by the management and employees of the Company. In particular, two employees have had an important positive impact on the operations of the Company. Steve Madden returned to the Company on April 14 of this year in the capacity of its Creative and Design Chief. The Company's impressive sales growth in this quarter is a testament to Mr. Madden's creative abilities. On July 1 of this year, Mr. Awadhesh Sinha joined the Company as its Chief Operating Officer. Mr. Sinha's efforts to improve the inventory management systems resulted in increased inventory turns and an increase in the gross profit percentage achieved during the third quarter of this year to 36% compared to 35% last year.

The dedicated resolve of the Company's workforce has resulted in successes in many areas of the business. These successes include:

        1. Management has implemented new inventory controls and procedures in an attempt to reduce inventory levels. For example, "cut-to-order" inventory controls in the l.e.i. Footwear Wholesale Division ("l.e.i."), the Candie's Wholesale Division ("Candie's"), and Stevies Inc. ("Stevies") have resulted in reduced inventory levels in those divisions. Overall, total inventory has been reduced by 26% to $22,663 as of September 30, 2005 compared to $30,441 the previous year, even though sales increased by 13% for the quarter ended September 30, 2005 over the same period of 2004.

        2. The Company's decision to broaden its product line continued to pay dividends this quarter. This is exemplified by the Madden Mens Wholesale Division ("Madden Mens") which has evolved into a "collection" brand offering a full assortment of dress, casual and sport footwear. The expanded product line has helped Madden Mens establish open stock programs with several customers and increase the number of doors with Dillards and Nordstom, all of which contributed to a net sales increase of 106% to $15,062 in the third quarter of 2005 compared to $7,329 in the same period of 2004. Another example of the Company's success in expanding its product line is the Company's entree into the young women and girls market via the Candie's division. Propelled by its success at Kohls, Candie's net sales increased 25% to $6,712 in the third quarter of 2005 compared to $5,364 in the same period last year.

In the Retail Division, same store sales (sales in stores that were in operation throughout all of the third quarters of 2005 and 2004) increased 12%. Store sales productivity remained high with sales per square foot of $752. The Company is planning to open two to three new stores during the balance of 2005.

The Company's annualized inventory turnover increased to 7.9 times in the third quarter of 2005 compared to 7.6 times in the third quarter of 2004, reflecting the inventory reductions described above. The Company's accounts receivable average collection days improved to 62 days in the current quarter compared to 67 days last year.

As of September 30, 2005, the Company had $99,627 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders equity of $180,291. Working capital increased to $125,354 as of September 30, 2005 compared to $101,417 on December 31, 2004. During the nine-months ended September 30, 2005, net cash provided by operating activities increased to $21,019 as compared to net cash used of $5,308 in the same period last year.



The following tables set forth information on operations for the periods indicated:

                         Selected Financial Information
                         ------------------------------
                                Nine Months Ended
                                -----------------
                                  September 30
                                  ------------
                                ($ in thousands)

                                                                            2005                   2004
                                                                    -------------------    -------------------
Consolidated:
-------------
Net Sales                                                           $284,361        100%   $253,612        100%
Cost of Sales                                                        181,302         64     158,178         62
Gross Profit                                                         103,059         36      95,434         38
Other Operating Income                                                 5,241          2       3,224          1
Operating Expenses                                                    88,902         31      79,635         31
Impairment of cost in excess of fair value of net assets acquired        519          0          --         --
Income from Operations                                                18,879          7      19,023          8
Interest and Other Income Net                                          1,398          0       1,497          0
Income Before Income Taxes                                            20,277          7      20,520          8
Net Income                                                            11,761          4      11,902          5

By Segment

WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
Madden Womens:
--------------
Net Sales                                                           $ 92,446        100%   $ 89,005        100%
Cost of Sales                                                         65,837         71      61,008         69
Gross Profit                                                          26,609         29      27,997         31
Other Operating Income                                                 1,744          2       1,748          2
Operating Expenses                                                    23,695         26      21,736         24
Income from Operations                                                 4,658          5       8,009          9

l.e.i. Footwear:
----------------
Net Sales                                                           $ 25,544        100%   $ 31,086        100%
Cost of sales                                                         17,460         68      21,621         70
Gross Profit                                                           8,084         32       9,465         30
Operating Expenses                                                     6,274         25       7,957         25
Income from Operations                                                 1,810          7       1,508          5

Madden Mens:
------------
Net Sales                                                           $ 41,526        100%   $ 20,350        100%
Cost of sales                                                         25,788         62      14,045         69
Gross Profit                                                          15,738         38       6,305         31
Operating Expenses                                                     9,069         22       5,829         29
Income from Operations                                                 6,669         16         476          2

                         Selected Financial Information
                         ------------------------------
                                Nine Months Ended
                                -----------------
                                  September 30
                                  ------------
                                ($ in thousands)

                                                                             2005                    2004
                                                                    --------------------     --------------------
By Segment (Continued)

WHOLESALE DIVISIONS:
--------------------
Candie's Footwear:
------------------
Net Sales                                                           $ 16,448         100%    $ 12,315         100%
Cost of sales                                                         10,976          67        8,602          70
Gross Profit                                                           5,472          33        3,713          30
Operating Expenses                                                     4,290          26        3,245          26
Income from Operations                                                 1,182           7          468           4

Diva Acquisition Corp. (Steven):
--------------------------------
Net Sales                                                           $ 12,783         100%    $ 17,931         100%
Cost of sales                                                          9,958          78       10,929          61
Gross Profit                                                           2,825          22        7,002          39
Operating Expenses                                                     3,803          30        3,894          22
Income (loss) from Operations                                           (978)         (8)       3,108          17

Stevies Inc.:
-------------
Net Sales                                                           $  6,737         100%    $  8,715         100%
Cost of sales                                                          4,769          71        5,947          68
Gross Profit                                                           1,968          29        2,768          32
Operating Expenses                                                     1,415          21        2,026          23
Income from Operations                                                   553           8          742           9

Unionbay Men's Footwear:
------------------------
Net Sales                                                           $    726         100%    $    320         100%
Cost of Sales                                                            526          72          320         100
Gross Profit                                                             200          28            0           0
Operating Expenses                                                       163          23          497         155
Income (loss) from Operations                                             37           5         (497)       (155)

RETAIL DIVISION:
----------------

Steven Madden Retail Inc.:
--------------------------

Net Sales                                                           $ 88,151         100%    $ 73,890         100%
Cost of Sales                                                         45,988          52       35,706          48
Gross Profit                                                          42,163          48       38,184          52
Operating Expenses                                                    40,193          46       34,452          47
Impairment of cost in excess of fair value of net assets acquired        519          --           --          --
Income from Operations                                                 1,451           2        3,732           5
Number of Stores                                                          98                       90

ADESSO MADDEN INC.:
-------------------
 (FIRST COST)

Other Operating Revenue - Net of expenses                           $  3,497                 $  1,477

                         Selected Financial Information
                         ------------------------------
                               Three Months Ended
                               ------------------
                                  September 30
                                  ------------
                                ($ in thousands)


                                             2005                   2004
                                     -------------------    -------------------

Consolidated:
-------------

Net Sales                            $100,067        100%   $ 88,610        100%
Cost of Sales                          63,836         64      57,160         65
Gross Profit                           36,231         36      31,450         35
Other Operating Income                  2,217          2       1,175          1
Operating Expenses                     29,447         29      26,758         30
Income from Operations                  9,001          9       5,867          6
Interest and Other Income Net             504          1         488          1
Income Before Income Taxes              9,505         10       6,355          7
Net Income                              5,513          6       3,686          4

By Segment

WHOLESALE DIVISIONS:
--------------------

Steven Madden, Ltd.
-------------------
Madden Womens:
--------------
Net Sales                            $ 33,000        100%   $ 32,507        100%
Cost of Sales                          23,254         71      22,925         71
Gross Profit                            9,746         29       9,582         29
Other Operating Income                    568          2         508          2
Operating Expenses                      7,567         23       7,424         23
Income from Operations                  2,747          8       2,666          8

l.e.i. Footwear:
----------------
Net Sales                            $  9,650        100%   $  9,358        100%
Cost of sales                           6,846         71       7,038         75
Gross Profit                            2,804         29       2,320         25
Operating Expenses                      2,216         23       1,968         21
Income from Operations                    588          6         352          4

Madden Mens:
------------
Net Sales                            $ 15,062        100%   $  7,329        100%
Cost of sales                           9,584         64       4,948         68
Gross Profit                            5,478         36       2,381         32
Operating Expenses                      2,922         19       2,239         30
Income from Operations                  2,556         17         142          2

Candie's Footwear:
------------------
Net Sales                            $  6,712        100%   $  5,364        100%
Cost of sales                           4,102         61       3,885         72
Gross Profit                            2,610         39       1,479         28
Operating Expenses                      1,459         22       1,356         25
Income from Operations                  1,151         17         123          3

                         Selected Financial Information
                         ------------------------------
                               Three Months Ended
                               ------------------
                                  September 30
                                  ------------
                                ($ in thousands)

                                                    2005                     2004
                                            --------------------     --------------------

By Segment (Continued)
Diva Acquisition Corp. (Steven):
--------------------------------
Net Sales                                   $  3,719         100%    $  6,840         100%
Cost of sales                                  3,058          82        4,468          65
Gross Profit                                     661          18        2,372          35
Operating Expenses                             1,239          33        1,431          21
Income (loss) from Operations                   (578)        (15)         941          14

Stevies Inc.:
-------------
Net Sales                                   $  2,875         100%    $  3,227         100%
Cost of sales                                  1,917          67        2,196          68
Gross Profit                                     958          33        1,031          32
Operating Expenses                               508          17          640          20
Income from Operations                           450          16          391          12

Unionbay Men's Footwear:
------------------------
Net Sales                                   $      0           0%    $    226         100%
Cost of Sales                                      0           0          169          75
Gross Profit                                       0           0           57          25
Operating Expenses                                 0           0          159          70
Loss from Operations                               0           0         (102)        (45)

RETAIL DIVISION:
----------------

Steven Madden Retail Inc.:
--------------------------
Net Sales                                   $ 29,049         100%    $ 23,759         100%
Cost of Sales                                 15,075          52       11,531          49
Gross Profit                                  13,974          48       12,228          51
Operating Expenses                            13,536          47       11,541          48
Income from Operations                           438           1          687           3
Number of Stores                                  98                       90

ADESSO MADDEN INC.:
-------------------
 (FIRST COST)

Other Operating Revenue - Net of expenses   $  1,649                 $    667

RESULTS OF OPERATIONS
 ($ in thousands)


Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

Consolidated:
-------------

Total net sales for the nine-month period ended September 30, 2005 increased by 12% to $284,361 from $253,612 for the comparable period last year. Significant sales increases from Madden Mens, Candie's and the Retail Division as well as a modest increase from the Madden Womens Wholesale Division were partially offset by declines in Diva Acquisition Corp. ("Steven"), l.e.i. and Stevies.

Gross profit as a percentage of sales decreased to 36% in 2005 from 38% in 2004 reflecting gross profit declines in both the Wholesale and Retail Divisions. The decline in the Wholesale Divisions occurred primarily in the first quarter and was the result of the Company's decision to closeout slow moving inventory. Additionally, the weaker than anticipated performance of the Steven and Stevies Wholesale Divisions at retail necessitated high levels of inventory markdowns which resulted in lower than expected margins. The decline in the Retail Division was due to an increase in promotional activity, the liquidation of slow moving inventory combined with the liquidation of inventory at four outlet stores (three of which were temporary locations) that were closed during the third quarter.

Operating expenses increased to $88,902 in 2005 from $79,635 in 2004. The increase is primarily due to an increase in direct selling expenses reflective of the 12% growth in sales and the incremental payroll and occupancy costs associated with the operation of an additional eight retail stores (net). Other contributing factors were an increase of professional and accounting fees incurred by the Company in connection with management's assessment and the audit of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the settlement of the LaRue lawsuit in the amount of $1,500.

Income from operations was $18,879 in 2005 compared to $19,023 in 2004. Net income was $11,761 in 2005 compared to $11,902 in 2004.

Wholesale Divisions:
--------------------

Steven Madden, Ltd. (Madden Womens, l.e.i. Footwear, Madden Mens and Candie's Footwear):

Sales from the Madden Womens Wholesale Division ("Madden Womens") accounted for $92,446 or 33%, and $89,005 or 35%, of total sales in 2005 and 2004, respectively. This increase resulted from higher sales to specialty footwear retailers. Gross profit as a percentage of sales decreased to 29% in 2005 from 31% in 2004, primarily due to the closeout of slow moving inventory and an increase in markdowns and allowances caused by higher promotional activities at retail during the early part of the year. Operating expenses increased to $23,695 in 2005 from $21,736 in 2004 primarily due to the aforementioned legal settlement of $1,500 and due to increases in selling and related expenses. Income from operations for Madden Womens was $4,658 in 2005 compared to $8,009 in 2004.

Sales from the l.e.i. Footwear Wholesale Division ("l.e.i.") accounted for $25,544 or 9%, and $31,086 or 12%, of total sales in 2005 and 2004, respectively. This decrease in sales was primarily caused by planned reductions and the elimination of marginally profitable accounts. Gross profit as a percentage of sales increased to 32% in 2005 from 30% in 2004 due to a decrease in the liquidation of inventory. Operating expenses decreased to $6,274 in 2005 from $7,957 in 2004 due to a decrease in payroll expenses reflective of management's initiative to reduce the workforce in l.e.i. and due to a decrease in variable selling and related expenses. Income from operations for l.e.i. was $1,810 in 2005 compared to $1,508 in 2004.

Sales from the Madden Mens accounted for $41,526 or 15%, and $20,350 or 8%, of total sales in 2005 and 2004, respectively. This 104% increase in sales was driven by an increase in the number of doors at Dillards and Nordstom, and the introduction of a replenishment program, enabling retailers to generate weekly reorders with improved turn and profitability. The division continued its success with sport casual products while dress offerings were also successful, giving the division a broader and more balanced collection. Gross profit as a percentage of sales increased to 38% in 2005 from 31% in 2004 primarily due to a substantial decrease in markdowns and sales allowances. Operating expenses increased to $9,069 in 2005 from $5,829 in 2004. This increase is attributed to increases in direct selling expenses, advertising and marketing expenses and an increase in payroll expense required to support the Madden Mens' rapid sales growth. Operating expenses as a percentage of sales decreased to 22% in 2005 compared to 29% in 2004. Income from operations for Madden Mens increased to $6,669 in 2005 compared to $476 in 2004.

Sales from Candie's accounted for $16,448 or 6%, and $12,315 or 5%, of total sales in 2005 and 2004, respectively. This 34% increase in sales is the result of the growth in the Kohl's business and the success of several products including sandals with embellished heels and embellished flats. Gross profit as a percentage of sales increased to 33% in 2005 from 30% in 2004 primarily due to improved inventory management resulting in lower inventory markdowns. Operating expenses increased to $4,290 in 2005 from $3,245 in 2004 due to increases in payroll expenses, licensing fees and selling and selling related expenses in order to position the Division for top line growth. Income from operations for Candie's was $1,182 in 2005 compared to $468 in 2004.

Diva Acquisition Corp. ("Steven"):

Sales from Steven accounted for $12,783 or 4%, and $17,931 or 7%, of total sales in 2005 and 2004, respectively. The decrease in sales was due to disappointing sales of closed toe dress shoes in the first half of the year, which was last year's bestseller. Additionally, last Fall's disappointing boot season caused Steven's customers to push initial boot orders to the end of the third quarter, eliminating the opportunity for any third quarter reorder business. Gross profit as a percentage of sales decreased to 22% in 2005 from 39% in 2004 due to a substantial increase in markdowns and allowances. Operating expenses remained virtually the same ($3,803 in 2005 as compared to $3,894 in 2004). Loss from operations for Steven was $978 in 2005 compared to income from operations of $3,108 in 2004.

Stevies Inc. ("Stevies"):

Sales from Stevies accounted for $6,737 or 2%, and $8,715 or 3%, of total sales in 2005 and 2004, respectively. The decrease was due to the poor performance of Stevies products at retail. Gross profit as a percentage of sales decreased to 29% in 2005 from 32% in 2004, primarily due to an increase of markdowns and allowances. Operating expenses decreased to $1,415 in 2005 from $2,026 in 2004 due to a 33% reduction in payroll expenses and a decrease in direct selling expenses. Income from operations for Stevies was $553 in 2005 compared to $742 in 2004.

Unionbay Men's Footwear ("Unionbay"):

Unionbay, the Company's license for young men's footwear, generated net sales of $726 in 2005 compared to $320 in 2004. During the third quarter of this year, Unionbay migrated to a commission-based "first-cost" business and thus its revenues are now included in the Adesso-Madden Division. Income from operations for Unionbay was $37 in 2005 compared to a loss from operations of $497 in 2004.


Retail Division:
----------------

Sales from the Retail Division accounted for $88,151 or 31% and $73,890 or 29% of total sales in 2005 and 2004, respectively. As of September 30, 2005, there were 98 retail stores compared to 90 retail stores as of September 30, 2004. Comparable store sales (sales of those stores that were open for all of 2005 and 2004) for the nine-month period ended September 30, 2005 increased 10% over the same period of 2004. This increase was achieved through the early release and success of opened up sandals in spring, strong boot sales in the fall, and a substantial growth in Men's volume at the stores. Gross profit as a percentage of sales decreased to 48% in 2005 from 52% in 2004, primarily due to an increase in promotional activity and the liquidation of slow moving inventory combined with the liquidation of inventory at three outlet stores that were closed during the third quarter. Operating expenses for the Retail Division were $40,193 in 2005 and $34,452 in 2004. This increase was primarily due to increased payroll and payroll related expenses and higher occupancy expenses associated with the operation of eight additional stores in the current period and an increase in direct selling expenses. Income from operations for the Retail Division decreased to $1,451 in 2005 compared to $3,732 in 2004.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc. generated net commission revenues of $3,496 in 2005, compared to $1,477 in 2004. The increase was the result of the growth in first cost business with existing, as well as new customers, the expansion of the Company's private label business in men's footwear, the transition of Unionbay to a first cost commission based model and the cumulative contribution of commissions on international sales made on a direct-from-factory basis.


Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004

Consolidated:
-------------

Total net sales for the three-month period ended September 30, 2005 increased by 13% to $100,067 from $88,610 for the comparable period of 2004. Sales increases from the Retail Division, Madden Mens, Madden Womens, Candie's and l.e.i. were offset by declines in Steven and Stevies.

Gross profit as a percentage of sales increased to 36% in 2005 from 35% in 2004. Gross profit in the Wholesale Divisions increased 170 basis points primarily due to improved efficiencies in inventory management resulting in lower inventory markdowns. This was partially offset by a 340 basis point decline in the Retail Division attributed to the liquidation of inventory at four outlet stores closed during the quarter as well as the clearance of slow-moving inventory.

Operating expenses increased to $29,447 in 2005 from $26,758 in 2004. This increase resulted from higher payroll and payroll related expenses and higher occupancy expenses associated with the operation of eight additional retail stores in the current period and an increase in direct selling costs associated with the growth in sales. Operating expenses as a percentage of sales decreased to 29% in 2005 from 30% in 2004.

Income from operations was $9,001 in 2005 compared to $5,867 in 2004. Net income was $5,513 in 2005 compared to $3,686 in 2004. This increase in income was primarily due to the higher margins and the decrease in operating expenses as a percentage of sales.

Wholesale Divisions:
--------------------

Steven Madden, Ltd. (Madden Womens, l.e.i. Footwear, Madden Mens and Candie's Footwear):

Sales from Madden Womens accounted for $33,000 or 33%, and $32,507 or 37%, of total sales in 2005 and 2004, respectively. Sales were driven by the success of Western boots and city sandals, offset by a decrease in sales of dress shoes. Gross profit as a percentage of sales remained unchanged at 29% for both 2005 and 2004. Operating expenses increased slightly to $7,567 in 2005 from $7,424 in 2004. Income from operations for Madden Womens was $2,747 in 2005 compared to $2,666 in 2004.

Sales from l.e.i. accounted for $9,650 or 10%, and $9,358 or 11%, of total sales in 2005 and 2004, respectively. This increase in sales was driven by the success of Western boots. Gross profit as a percentage of sales increased to 29% in 2005 from 25% in 2004 due to a decrease in close-out sales and a reduction in markdowns and allowances. Operating expenses increased to $2,216 in 2005 from $1,968 in 2004. Income from operations for l.e.i. was $588 in 2005 compared to $352 in 2004.

Sales from Madden Mens accounted for $15,062 or 15%, and $7,329 or 8%, of total sales in 2005 and 2004, respectively. This 106% growth in sales is the result of an increase in volume at Journeys as well as an increase in the number of doors at Dillard's and Nordstrom. Additionally, the introduction of a replenishment program increased sales by enabling retailers to generate weekly reorders with improved turn and profitability. Gross profit as a percentage of sales increased to 36% in 2005 from 32% in 2004, primarily due to a substantial decrease in markdowns and allowances. Operating expenses increased to $2,922 in 2005 from $2,239 in 2004. As a percentage of sales, operating expenses decreased to 19% in 2005 from 30% in 2004. The increase in the dollar amount is due to an increase in payroll and related expenses required to support the rapid growth in the division. Income from operations for Madden Mens was $2,556 in 2005 compared to $142 in 2004.

Sales from Candie's accounted for $6,712 or 7%, and $5,364 or 6%, of total sales in 2005 and 2004, respectively. This 25% increase in sales is the result of growth in the Kohl's business and the success of several products including sandals, embellished heels and embellished flats. Gross profit as a percentage of sales increased to 39% in 2005 from 28% in 2004 due to a substantial reduction in markdowns and allowances and improved inventory management that resulted in lower inventory markdowns. Operating expenses increased to $1,459 in 2005 from $1,356 in 2004, due to increases in payroll expenses required to support the increase in sales. As a percentage of sales, operating expenses decreased to 22% in 2005 from 25% in 2004. Income from operations for Candie's was $1,151 in 2005 compared to $123 in 2004.

Diva Acquisition Corp. ("Steven"):

Sales from Steven accounted for $3,719 or 4%, and $6,840 or 8%, of total sales in 2005 and 2004, respectively. The sales decrease was the result of last Fall's disappointing boot season, which caused Steven's customers to trim initial boot orders this year. Gross profit as a percentage of sales decreased to 18% in 2005 from 35% in 2004, primarily due to a substantial increase in markdowns and allowances. Operating expenses decreased to $1,239 in 2005 from $1,431 in 2004 due principally to a decrease in advertising expenditures. Loss from operations for Steven was $578 in 2005 compared to income from operations of $941 in 2004.

Stevies Inc. ("Stevies"):

Sales from Stevies accounted for $2,875 or 3%, and $3,227 or 4%, of total sales in 2005 and 2004, respectively. Gross profit as a percentage of sales increased to 33% in 2005 from 32% in 2004, primarily due to a decrease in markdowns and allowances. Operating expenses decreased to $508 in 2005 from $640 in 2004. Income from operations for Stevies was $450 in 2005 compared to $391 in 2004.

Unionbay Men's Footwear ("Unionbay"):

During the third quarter of this year, Unionbay migrated to a commission-based "first-cost" business and thus its revenues and related costs are now included in the Adesso-Madden Division.

Retail Division:
----------------

Sales from the Retail Division accounted for $29,049 or 29% and $23,759 or 27% of total sales in 2005 and 2004, respectively. As of September 30, 2005, there were 98 retail stores compared to 90 retail stores as of September 30, 2004. Comparable store sales (sales of those stores that were open for all of the third quarters of 2005 and 2004) for the three-month period ended September 30, 2005 increased 12% over the same period of 2004. This increase was primarily due to the strong sales of Western boots as well as sandals and casuals. Gross profit as a percentage of sales decreased to 48% in 2005 from 51% in 2004 primarily due to the liquidation of inventory at four outlet stores (three of which were temporary locations) that closed during the quarter as well as the clearance of slow-moving inventory. Operating expenses for the Retail Division were $13,536 in 2005 and $11,541 in 2004. This increase was primarily due to increased payroll and payroll related expenses and higher occupancy expenses associated with the operation of eight additional retail stores in the current period. Income from operations for the Retail Division was $438 in 2005 compared to $687 in 2004.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc. generated net commission revenues of $1,649 in 2005, compared to $667 in 2004. The increase was the result of the growth in first cost business with existing as well as new customers, the expansion of the Company's private label business in Madden Mens and Unionbay and the cumulative contribution of commissions on international sales made on a direct-from-factory basis.

LICENSE AGREEMENTS

Revenue generated from licensing remained at $1,743 for both the nine months ended September 30, 2005 and 2004. As of September 30, 2005, the Company had four license partners covering five product categories of the Steve Madden brand. The product categories include hosiery, sunglasses, eyewear, handbags and belts.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $125,354 at September 30, 2005 compared to $101,417 at December 31, 2004. The Company's net income for the nine months ended September 30, 2005 contributed to the increase in working capital as well as the Company's decision to replace a portion of its non-current marketable securities with current marketable securities and cash equivalents.

Under the terms of a factoring agreement with GMAC, the Company is eligible to draw down 80% of its invoiced receivables at an interest rate of two and one-half percent (2.5%) over the 30 day LIBOR. The agreement, which has no specific expiration date and can be terminated by either party with 60 days written notice after June 30, 2007, provides the Company with a $25 million credit facility with a $15 million sub-limit on direct borrowings. GMAC maintains a lien on all of the Company's receivables and assumes the credit risk for all assigned accounts approved by them. As of September 30, 2005 the Company had not used any portion of the credit line.

As of September 30, 2005 the Company had invested $43,919 in marketable securities consisting of corporate bonds, U.S. Treasury notes, government asset-backed securities and equities.

The Company believes that based upon its current financial position and available cash and marketable securities, it will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES

During the nine-month period ended September 30, 2005, net cash provided by operating activities was $21,019. Sources of cash were provided primarily by the following: net income, a decrease in inventories of $11,721, a decrease in prepaid expenses, prepaid taxes, deposits and other assets of $1,771, and an increase in accounts payable and other accrued expenses of $1,527. The primary use of cash was an increase in factored receivables of $13,716 which is the result of an increase in sales during the months of August and September of 2005.

CONTRACTUAL OBLIGATIONS

The Company's contractual obligations as of September 30, 2005 were as follows:

                                            Payment due by period (in thousands)

                                        Remainder of                               2011 and
Contractual Obligations      Total          2005       2006-2008     2009-2010       after
-----------------------   -----------   -----------   -----------   -----------   -----------
Operating Lease
    Obligations           $    87,355   $     2,982   $    36,713   $    19,194   $    28,466

Purchase Obligations           39,521        28,270        11,251             0             0

Other Long-Term
    Liabilities (future
    minimum royalty
    payments)                   3,271           668         2,603             0             0
                          -----------   -----------   -----------   -----------   -----------

Total                     $   130,147   $    31,920   $    50,567   $    19,194   $    28,466
                          ===========   ===========   ===========   ===========   ===========

At September 30, 2005, the Company had un-negotiated open letters of credit for the purchase of imported merchandise of approximately $11,957.

The Company has an employment agreement with Steven Madden, its Creative and Design Chief, which provides for an annual base salary of $600 subject to certain specified adjustments, through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA and on revenue of any new business, an annual option grant at exercise prices equal to the market price on the date of grant and a non-accountable expense allowance.

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


INVESTING ACTIVITIES

During the nine-month period ended September 30, 2005, the Company invested $1,156 in marketable securities and received $5,629 from the maturities and sales of securities. The Company incurred capital expenditures of $4,144 principally for leasehold improvements for the ten additional retail stores that were opened during the period as well as for additional showroom space and upgrades to the computer systems.


FINANCING ACTIVITIES

During the nine-month period ended September 30, 2005, the Company repurchased 444,000 shares of the Company's common stock at a total cost of $7,735.


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


OTHER CONSIDERATIONS

Fashion Industry Risks: The success of the Company will depend in a significant part upon its ability to anticipate and respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that the Company's products will correspond to the changes in taste and demand or that the Company will be able to successfully market products that respond to such trends. If the Company misjudges the market for its products, it may be faced with significant excess inventories for some products and missed opportunities for others. In addition, misjudgments in merchandise selection could adversely affect the Company's image with its customers resulting in lower sales and increased markdown allowances for customers which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company generally enters into a number of purchase order commitments with its customers for each of its lines every season and does not enter into long-term agreements with any of its customers. Therefore, a decision by a significant customer of the Company, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company or to change its manner of doing business could have a material adverse effect on the Company's business, financial condition and results of operations. The Company sells its products primarily to retail stores across the United States and extends credit based on an evaluation of each customer's financial condition, usually without collateral. While various retailers, including some of the Company's customers, have experienced financial difficulties in the past few years which increased the risk of extending credit to such retailers, the Company's losses due to bad debts have been limited. Pursuant to the Factoring Agreement between GMAC and the Company, GMAC currently assumes the credit risk related to approximately 95% of the Company's accounts receivables. However, financial difficulties of a customer could cause the Company to curtail business with such customer or require the Company to assume more credit risk relating to such customer's account receivable.

Impact of Foreign Manufacturers: Substantial portions of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the nine-month period ended September 30, 2005, approximately 90% of the Company's products were purchased from sources outside the United States, primarily from China, Brazil, Italy and Spain.

Risks inherent in foreign operations include work stoppages, transportation delays and interruptions, and changes in social, political and economic conditions which could result in the disruption of trade from the countries in which the Company's manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not believe that any such economic or political condition will materially affect the Company's ability to purchase products, since a variety of materials and alternative sources are available. The Company cannot be certain, however, that it will be able to identify such alternative sources without delay (if ever) or without greater cost to the Company. The Company's inability to identify and secure alternative sources of supply in this situation would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Expansion of Retail Business: The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), Stevies, Steven, Steve Madden Mens, l.e.i.(R) , Unionbay(R) and Candie's(R) brands, creating new product categories and businesses and operating Company-owned stores on a profitable basis. During the first nine months of 2005 the Company opened ten Steve Madden retail stores and has plans to open approximately two to three additional stores during the remainder of 2005. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results can be maintained or will increase in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

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

Seasonal and Quarterly Fluctuations: The Company's results may fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of the Company's products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write downs, the cost of materials, the product mix between wholesale and licensing businesses, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and the actions of competitors. In addition, the Company expects that its sales and operating results may be significantly impacted by the opening of new retail stores and the introduction of new products. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Trademark and Service Mark Protection: The Company believes that its trademarks and service marks and other proprietary rights are important to its success and its competitive position. Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks on a worldwide basis. Nevertheless, there can be no assurance that the actions taken by the Company to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company's products on the basis that they violate the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of the Company or that the Company will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The failure of the Company to establish and then protect its proprietary rights from unlawful and improper utilization could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Outstanding Options: As of November 7, 2005 there were outstanding options to purchase an aggregate of approximately 1,515,603 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the market price of the Company's stock is significantly higher than the exercise price of the options. Further, while its options are outstanding, they may adversely affect the terms on which the Company could obtain additional capital, if required.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates primarily based on LIBOR. An analysis of the Company's factoring agreements with GMAC can be found in the Liquidity and Capital Resource section under Item 2 of this document. As of September 30, 2005 and September 30, 2004, there were no direct borrowings outstanding under the credit agreement.

As of September 30, 2005, the Company had investments in marketable securities valued at $43,919, which consists primarily of corporate bonds, U.S. treasury notes and government asset-backed securities that have various maturities through December 2009, as well as marketable equity securities. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. The Company currently has the ability to hold these investments until maturity. Should there be a significant increase in interest rates, the value of these investments would be negatively affected unless they were held to maturity. In addition, any further decline in interest rates would reduce the Company's interest income.

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

Other Actions:

On July 28, 2005, adidas America, Inc., and adidas-Salomon AG (together, "adidas") filed a Demand for Arbitration against Steve Madden, Ltd., and Steve Madden Retail, Inc. before the American Arbitration Association. In its Demand, adidas alleged that the parties had previously been engaged in a lawsuit over the Company's sale of sneakers that allegedly infringed adidas' "three stripe" mark. The parties settled that lawsuit by entering into a settlement agreement dated August 4, 2003 that prohibited the Company from selling shoes that contained adidas' "three-stripe" mark either with one additional stripe or with one less stripe. adidas alleged in the Demand that the Company was selling three shoes (the Finnley, the Troyy, and the Soccet) that adidas contends violates the settlement agreement and infringes adidas' "three-stripe" mark. The parties have been engaged in settlement discussions ever since, and the Company's time to answer the Demand has been continually extended. The Company's current deadline to answer the Demand is November 18. The Company believes it has substantial defenses to the claims asserted in the Demand for Arbitration.

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



ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The Company did not repurchase any of its common stock during the quarter ended September 30, 2005.



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