Form 10-Q/A
period 2005-09-30
STEVEN MADDEN, LTD.
filed 2005-11-10
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)


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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 4, 2005, the latest practicable date, there were 13,700,567 shares of common stock, $.0001 par value, outstanding.

                                Explanatory Note

Steven Madden, Ltd. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on November 9, 2005 to (1) restate the full text of the Quarterly Report as originally filed, (2) to indicate on the cover that the Company is not (and at the time of the filing was not) a shell company as defined in Rule 12(b)-2 of the Securities and Exchange Act of 1934, as amended, and (3) correct errors in and refile Exhibits 31.1, 31.2, 32.1 and 32.2.


                               STEVEN MADDEN, LTD.
                                   FORM 10-Q/A
                                QUARTERLY REPORT
                               September 30, 2005


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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Unaudited
September 30, 2005
($ in thousands except per share data)


NOTE L - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation", and superseded APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123R requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. Note J above, entitled "Stock-Based Compensation", provides pro forma net income and earnings per share as if the Company had used a fair-value based method provided by SFAS 123R to measure stock-based compensation for the periods ending September 30, 2005 and 2004. On April 14, 2005, the SEC amended the compliance dates for SFAS 123R, which extended the Company's required adoption date of SFAS 123R to the first quarter of 2006. The Company is evaluating the requirements of SFAS 123R and expects that its adoption will have a material impact on the Company's results of operations and earnings per share.


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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  November 10, 2005





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