Form 10-K/A
period 2004-12-31
STEVEN MADDEN, LTD.
filed 2005-11-15
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 2

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

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

         Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

                                EXPLANATORY NOTE

Steven Madden, Ltd. (the "Company") is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 solely to correct an inadvertent omission in the Certifications of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

The Amendment does not reflect events occurring after the filing of the Form 10-K and, other than the filing of the corrected certifications mentioned above, does not modify or update the disclosure in the original Form 10-K.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   New York, New York
         November 14, 2005

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


     Signature                          Title                         Date
--------------------------------------------------------------------------------

/s/ JAMIESON KARSON           Chairman and Chief Executive     November 14, 2005
---------------------------   Officer
Jamieson Karson


/s/ ARVIND DHARIA             Chief Financial Officer          November 14, 2005
---------------------------
Arvind Dharia


/s/ JEFFREY BIRNBAUM          Director                         November 14, 2005
---------------------------
Jeffrey Birnbaum


/s/ MARC COOPER               Director                         November 14, 2005
---------------------------
Marc Cooper


/s/ HAROLD KAHN               Director                         November 14, 2005
---------------------------
Harold Kahn


/s/ THOMAS H. SCHWARTZ        Director                         November 14, 2005
---------------------------
Thomas H. Schwartz

                               STEVEN MADDEN, LTD.
                                   FORM 10-K/A

                                    EXHIBITS
                                    --------


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