Form 10-K
period 2005-12-31
STEVEN MADDEN, LTD.
filed 2006-03-14
CIK 913241

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

For the fiscal year ended December 31, 2005       Commission File Number 0-23702

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the registrant) as of June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $233,359,000 (based on the closing sale price of the registrant's common stock on that date as reported on The NASDAQ National Market).

     The number of outstanding shares of the registrant's common stock as of March 9, 2006 was 13,846,168 shares.



                      DOCUMENTS INCORPORATED BY REFERENCE:

     PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED TO BE HELD ON OR ABOUT MAY 26, 2006.

                                TABLE OF CONTENTS


                                     PART I

ITEM 1     BUSINESS............................................................1
ITEM 1A    RISK FACTORS.......................................................10
ITEM 1B    UNRESOLVED STAFF COMMENTS..........................................13
ITEM 2     PROPERTIES.........................................................13
ITEM 3     LEGAL PROCEEDINGS..................................................14
ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................15

                                     PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES................15
ITEM 6     SELECTED FINANCIAL DATA............................................16
ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS............................................17
ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........28
ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................29
ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................29
ITEM 9A    CONTROLS AND PROCEDURES............................................29
ITEM 9B    OTHER INFORMATION..................................................31

                                    PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................31
ITEM 11    EXECUTIVE COMPENSATION.............................................31
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS...................................31
ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................31
ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................31

                                     PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.........................31

                                     PART I

ITEM 1            BUSINESS

         Steven Madden, Ltd. (together with its subsidiaries, the "Company") designs, sources, markets and sells fashion-forward footwear for women, men and children. The Company distributes products through its retail stores, its e-commerce website, department and specialty stores throughout the United States and Canada and through special distribution arrangements in Europe, Central and South America, Australia and Indonesia. The Company's product line includes core products, which are sold year-round, complemented by a broad range of updated styles which are designed to establish or capitalize on market trends.

         The Company's business is comprised of three (3) distinct segments (wholesale, retail and private label). The wholesale division includes eight (8) brands: Steve Madden(R), Steven(R), l.e.i.(R), Candie's(R), Stevies(R), SMNY(TM), Unionbay(R) and Steve Madden Mens. Steven Madden Retail, Inc., the Company's wholly-owned retail subsidiary, operates Steve Madden, Steven and Shoe Biz retail stores as well as the Company's outlet stores and e-commerce website. The Company is planning on closing the Shoe Biz store in July of 2006. The Company's wholly-owned private label subsidiary, Adesso-Madden, Inc., designs and sources footwear products under private labels for many of the country's large mass merchandisers. The Company also licenses its Steve Madden(R) trademark for several accessory and apparel categories.

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

         The Company maintains its principal executive offices at 52-16 Barnett Avenue, Long Island City, NY 11104, telephone number (718) 446-1800.

         The Company's website is http://www.stevemadden.com. The Company makes available free of charge on its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and our Proxy Statement for our Annual Meeting as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the "Commission"). The Company will provide paper copies of such filings free of charge upon request.

Wholesale Divisions

Madden Women's Wholesale Division

         The Steve Madden(R) Women's Wholesale Division ("Madden Women's") designs, produces, sources, sells and markets the Company's Steve Madden(R) brand to major department stores, better specialty stores and shoe stores throughout the United States. The Steve Madden(R) product line has become a leading footwear brand in the fashion conscious junior marketplace. To serve its customers (primarily women ages 16 to 25), Madden Women's creates and markets fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at affordable prices.

         As the Company's largest division, Madden Women's accounted for $120,333,000 of net sales in the year ended December 31, 2005, or approximately 32% of the Company's total net sales. Many newly created styles for Madden Women's are test marketed at the Company's retail stores. Within a few days, the Company can determine if the test product appeals to customers. This enables the Company to use its flexible sourcing model to rapidly respond to changing preferences which the Company believes is essential for success in the fashion footwear marketplace.

l.e.i.(R) - Wholesale Division

         Pursuant to the Company's license agreement with Jones Investment Company, Inc., the Company has the right to use the l.e.i.(R) trademark in connection with the sale and marketing of footwear through September 30, 2006. The l.e.i.(R) trademark is well known in the junior marketplace for jeans wear and is sold nationally through department and specialty stores. The Company's l.e.i.(R) footwear products are targeted to attract girls and young women ages 6 to 20 years old, a majority of which are younger than the typical Steve Madden(R) brand customer. The l.e.i. Wholesale Division ("l.e.i.") generated net sales of $30,286,000 for the year ended December 31, 2005, or approximately 8% of the Company's total net sales.

Madden Mens Wholesale Division

         The Steve Madden Mens Wholesale Division ("Madden Mens ") designs, produces, sources, sells and markets a full collection of directional young men's shoes through major department stores, better specialty stores and independent shoe stores throughout the United States. Price points range from $70 to $100 at retail, targeted at men ages 18 to 44 years old. Madden Mens accounted for $54,611,000 of net sales in the year ended December 31, 2005, or approximately 15% of the Company's total net sales. Madden Mens, which is primarily produced in China, maintains open stock inventory positions in select patterns to serve the replenishment programs of its wholesale customers.

Candie's Wholesale Division

         Pursuant to the Company's license agreement with Candie's, Inc. ("Candie's"), the Company designs, produces, sources, sells and markets Candie's(R) branded footwear for women and children worldwide through the Company's Candie's Wholesale Division ("Candie's"). Candie's(R) generated net sales of $22,404,000 for the year ended December 31, 2005, or approximately 6% of the Company's total net sales.

         On December 6, 2004, the license agreement with Candie's was amended to reflect Candie's decision to name Kohl's Corporation ("Kohl's") as the exclusive provider of a new line of Candie's apparel. Pursuant to the amendment, commencing on January 1, 2007, the Company will no longer have the exclusive right to market Candie's branded footwear and will be permitted to sell Candie's branded footwear only to Kohl's. Under the terms of the amendment, Candie's has guaranteed that the Company will achieve minimum sales levels with Kohl's during the term of the agreement, which runs through December 31, 2010. In the event such minimum sales levels are not achieved, Candie's is required to compensate the Company in an amount based on a percentage of the sales shortfall.

SM New York - Wholesale Division

         The Company's SM New York Wholesale Division ("SMNY") began shipping for the first time in the fourth quarter of 2005 and generated sales of $1,576,000. SMNY(TM) is geared for young women ages 13 to 20 and is an "opening price point" brand that is currently being sold at Federated Department Stores and mid-tier department stores.

Diva Acquisition Corp. - Steven(R) Wholesale Division

         Diva Acquisition Corp. ("Steven(R)") designs and markets women's fashion footwear under the Steven(R) trademark through major department and better footwear specialty stores and two (2) Company-owned retail shoe stores located in New York City and Miami. Priced a tier above the Steve Madden(R) brand, Steven(R) products are designed to appeal principally to fashion conscious women, ages 26 to 45, who shop at department stores and footwear boutiques. Steven(R) generated net sales of $16,453,000 for the year ended December 31, 2005, or approximately 4% of the Company's total net sales.

Stevies Inc. - Wholesale Division

         The Company's Stevies(R) Wholesale Division ("Stevies(R)") designs, produces, sources, sells and markets footwear for girls to major department stores, better specialty stores and shoe stores throughout the United States.

Stevies(R) generated net sales of $7,886,000 for the year ended December 31, 2005, or approximately 2% of the Company's total net sales. Stevies(R) products are marketed through department stores, such as Federated Department Stores, Belk and Limited Too, as well as independent children's stores throughout the country.

Unionbay Men's Footwear Wholesale Division

         Pursuant to the Company's license agreement with Seattle Pacific Industries, Inc., the Company has the right to use the Unionbay(R) trademark in connection with the sale and marketing of footwear for men and boys. Unionbay(R) is known for casual apparel in the young men's, junior's and children's marketplace and is distributed nationally through department and specialty stores. The Company's Unionbay(R) Wholesale Division ("Unionbay") generated net sales of $726,000 for the year ended December 31, 2005, or under 1% of the Company's total net sales.

Steven Madden Retail, Inc. - Retail Division

         As of December 31, 2005, the Company owned and operated 94 retail shoe stores under the Steve Madden(R) name, two (2) under the Steven(R) name, one (1) outlet store under the Shoe Biz name and one (1) Internet store (through the www.stevemadden.com website). In 2005, the Company opened twelve (12) new stores and closed five (5) under-performing stores. Most of the Steve Madden stores are located in major shopping malls in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Puerto Rico, Rhode Island, Texas, Virginia, Wisconsin and the District of Columbia. The retail stores generated annual sales in excess of $771 per square foot. Sales are primarily from the sale of the Company's Steve Madden(R) product line. Comparative store sales (sales of those stores that were open for all of 2005 and 2004) increased 5% in 2005 compared to 2004. Net sales for the retail division were $121,511,000 for 2005. Net sales from the Retail Division for the year ended December 31, 2005 were approximately 32% of the Company's total net sales.

         The Company believes that the retail division will continue to enhance overall sales and profits of the Company while building equity in the Steve Madden brand. The Company plans to add eight to ten (8 - 10) new retail stores during 2006. The expansion of the retail division enables the Company to test and react to new products and classifications which, in turn, strengthens the product development efforts of the Steve Madden wholesale division.

The Adesso-Madden, Inc. - Private Label Division

         In September 1995, the Company incorporated Adesso-Madden, Inc. as a wholly owned subsidiary ("A-M"). A-M was formed to serve as a buying agent to mass market merchandisers, shoe store chains and other value-priced retailers in connection with their procurement of private label shoes. As a buying agent, A-M arranges for shoe manufacturers to produce private label shoes to the specifications of its clients. The Company believes that by operating in the private label, mass merchandising market, the Company is able to maximize additional non-branded sales opportunities. This leverages the Company's overall sourcing and design capabilities. Currently, this division serves as a buying agent for the procurement of women's, men's and children's footwear for large retailers including Target, Wal-Mart, Mervyns, J.C. Penney, Sears and Payless. A-M receives buying agent's commissions from its clients. The private label division generated net commission income of $4,833,000 for the year ended December 31, 2005.

Licensing

         As of December 31, 2005, the Company licensed its Steve Madden trademark for use in connection with the manufacturing, marketing and sale of outerwear including leather outerwear, belts, handbags, sunglasses, eyewear and hosiery. Each license agreement requires the licensee to pay to the Company a royalty based on net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising of the Steve Madden(R) brand. Licensing income was $2,286,000 for the year ended December 31, 2005.

Daniel M. Friedman

         On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. Founded in 1995, Daniel
M. Friedman is a manufacturer and distributor of name fashion handbags and accessories. The acquisition was completed for $18,000,000 in cash and includes certain earn out provisions based on financial performance through 2010. In October of 1998, the Company entered into a license agreement with Daniel M. Friedman for the design, manufacture and distribution of women's belts in the United States and Canada. This agreement expired on June 30, 2005. On July 14, 2005, the Company entered into a new license agreement with Daniel M. Friedman for the design, manufacture and distribution of handbags, women's belts, wallets and other small leather goods.

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

Product Sourcing and Distribution

         The Company sources each of its product lines separately based on the individual design, styling and quality specifications of the products in such product lines. The Company does not own or operate manufacturing facilities; rather, it sources its branded products through independently owned manufacturers in China, Brazil, Italy, Mexico, Spain, Portugal and the United States. The Company has established relationships with a number of manufacturers in each of these countries. Although the Company has not entered into any long-term manufacturing or supply contracts, the Company believes that a sufficient number of alternative sources exist for the manufacture of its products. The principal materials used in the Company's footwear are available from a number of sources, both within the United States and in foreign countries.

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

         The Company distributes its products from two (2) third-party distribution warehouse centers located in California and New Jersey. By utilizing distribution facilities that specialize in distributing products to certain customer wholesale accounts, Steve Madden retail stores and Internet fulfillment, the Company believes that its customers are better served.

Customers

         The Company's wholesale customers consist principally of department stores and specialty stores, including shoe boutiques. Presently, the Company sells approximately 72% of its products at wholesale to department and specialty stores, including Federated Department Stores (Macy's, Bloomingdale's, Bon Marche, Filene's, Hecht's, Famous Barr, Foley's, Lord and Taylor, Robinsons May and Marshall Fields'), Dillard's, Nordstrom, Journeys, Limited Too and Mandees; and catalog retailers, including Victoria's Secret and Fingerhut. For the year ended December 31, 2005, Federated Department Stores accounted for approximately $80,290,000 (28%) of the Company's wholesale gross sales.

Distribution Channels

         The Company sells its products principally through its Company-owned retail stores and through department stores, specialty shoe stores and discount stores in the United States and abroad. For the year ended December 31, 2005, net sales from the Company's Retail Division and the Company's Wholesale Division accounted for approximately $121,511,000 (32%) and $254,275,000 (68%) of the Company's total net sales, respectively. The following paragraphs describe each of these distribution channels.

Steve Madden and Steven Retail Stores

         As of December 31, 2005, the Company operated 95 Company-owned retail stores (including one Internet store) under the Steve Madden(R) name and two (2) under the Steven(R) name. The Company believes that its retail stores will continue to enhance overall sales, profitability, and its ability to react to changing consumer trends. The stores are also a marketing tool that allows the Company to strengthen brand recognition and to showcase selected items from its full line of branded and licensed products. Furthermore, the retail stores provide the Company with a venue to test and introduce new products and merchandising strategies. Specifically, the Company often tests new designs at its Steve Madden(R) retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, the Company has been able to leverage sales information gathered at Steve Madden(R) retail stores to assist its wholesale accounts in order placement and inventory management.

         A typical Steve Madden(R) store is approximately 1,400 to 1,600 square feet and is located in a mall or street location that the Company expects will attract the highest concentration of the Company's core demographic, style-conscious young women ages 16 to 25 years old. The Steven(R) stores have a more sophisticated design and format styled to appeal to their more mature target audience. In addition to carefully analyzing mall demographics and location, the Company also sets profitability guidelines for each potential store site. Specifically, the Company targets well trafficked sites at which the demographics fit the Company's consumer profile and seeks new locations where the projected fixed annual rent expense does not exceed a specified percentage of projected sales over the life of the lease. By setting these standards, the Company seeks to identify stores that will contribute to the Company's overall profits both in the near- and longer-terms.

Outlet Stores

         Shoe Biz, Inc., a wholly owned subsidiary of the Company ("Shoe Biz"), operates one (1) outlet store in New York which operates under the Shoe Biz name. Shoe Biz sells many product lines, including Steve Madden, Steven, Stevies and l.e.i.(R) footwear, at a price lower than typically charged by other full price retailers. The Company is planning to close the Shoe Biz store in July of 2006.

Department Stores

         The Company currently sells to over 6,500 doors of 22 department stores throughout the United States and Canada. The Company's major accounts include Federated Department Stores (Macy's, Bloomingdale's, Bon Marche, Filene's, Hecht's, Famous Barr, Foley's, Lord and Taylor, Robinsons May and Marshall Fields'), Nordstrom and Dillard's.

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

Internet Sales

         The Company operates one (1) Internet website: www.stevemadden.com. Customers can purchase numerous styles of the Company's Steve Madden(R), Steven and Steve Madden Mens footwear, accessory and clothing products. Sales derived from the Company's Internet website were $5,281,000 in 2005.

Distribution Agreements

         Steve Madden products are available in many countries and territories worldwide via several retail selling and distribution agreements. Under the terms of the retail selling agreements, the licensee is required to open a minimum number of stores each year and is required to pay the Company a royalty for each pair of footwear sold. Under the terms of the distribution agreements, the distributor is required to purchase certain minimum amounts of Steve Madden shoes. These agreements, which expire at various times through December 31, 2009, are exclusive in their specific territories which include Canada, Australia, New Zealand, Israel, UAE, Bahrain, Qatar, Oman, Indonesia, Mexico and several countries in Central and South America.

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

Marketing and Sales

         The Company has focused on creating an integrated brand building program to establish Steve Madden as the leading designer of fashion footwear for style-conscious young women and men. As a result, the Company developed a national advertising campaign for lifestyle and fashion magazines which was also used in regional marketing programs such as radio advertisements, television commercials, outdoor media, college event sponsorship and live online chat forums. The Company also continues to promote its website (www.stevemadden.com) where customers can purchase Steve Madden(R), Steven(R) and Steve Madden Mens products and interact with both the Company and other customers.

         In order to service its wholesale accounts, the Company retains a sales force of 22 independent sales representatives as of March 1, 2006. These sales representatives work on a commission basis and are responsible for placing the Company's products with its principal customers, including department and specialty stores. The sales representatives are supported by the Company's senior executives and, as of March 1, 2006, a staff of 13 account executives, 14 merchandise coordinators and 28 customer service representatives who continually cultivate relationships with wholesale customers. This group of professionals assist accounts in merchandising and assessing customer preferences and inventory requirements, which ultimately serves to increase sales and profitability.

Management Information Systems (MIS) Operations

         Sophisticated information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The Company operates on a dual AS/400 system which provides system support for all aspects of its business including manufacturing purchase orders; customer purchase orders; order allocations; invoicing; accounts receivable management; real time inventory management; quick response replenishment; point-of-sale support; and financial and management reporting functions. The Company has a PKMS bar coded warehousing system that is integrated with the wholesale system in order to provide accurate inventory positions and quick response size replenishment for its customers. In addition, the Company has installed an EDI system which provides a computer link between the Company and certain wholesale customers that enables both the customer and the Company to monitor purchases, shipments and invoicing. The EDI system also improves the Company's ability to respond to customer inventory requirements on a weekly basis.

Receivables Financing; Line of Credit

         Under the terms of a factoring agreement with GMAC Commercial Finance LLC ("GMAC"), the Company is permitted to draw down 80% of its invoiced receivables at an interest rate of two and one-half percent (2.5%) over the 30 day LIBOR (as defined in such agreement). The agreement, which has no specific expiration date and can be terminated by either party with sixty (60) days written notice after June 30, 2007, provides the Company with a $25 million credit facility with a $15 million sub-limit on direct borrowings. GMAC maintains a lien on all of the Company's receivables and assumes the credit risk for all assigned accounts approved by them. As of December 31, 2005, the Company had not used any portion of the credit line.

Trademarks and Service Marks

         The STEVE MADDEN and/or STEVE MADDEN plus Design trademarks and service marks have been registered in numerous International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 9 for eyewear; Int'l Cl. 14 for jewelry; Int'l Cl. 3 for cosmetics and fragrances; Int'l Cl. 20 for picture frames and furniture; Int'l Cl. 16 for paper goods; Int'l Cl. 24 for bedding; and Int'l Cl. 35 for retail store services). The Company also has pending trademark applications in the United States for the mark STEVE MADDEN and/or STEVE MADDEN (design) in numerous international classes (Class 2 for paints, Class 4 for candles, Class 6 for key chains and id bracelets, Class 11 for lamps, Class 21 for housewares, Class 26 for hair accessories, Class 27 for rugs and carpets, Class 28 for sporting goods, and Class 32 for light beverages).

         The Company also has trademark registrations in the United States for the marks EYESHADOWS BY STEVE MADDEN (Int'l Cl. 9 for eyewear), ICE TEE (Int'l Cl. 25 for clothing and footwear), SHOE BIZ BY STEVE MADDEN (Int'l Cl. 25 for clothing and footwear; and Int'l Cl. 35 for retail store services) STEVEN M. (Int'l Class 25 for clothing and footwear); and STEVEN (Int'l Cl. 25 for clothing and footwear, Class 3 for cosmetics and fragrances, Class 14 for jewelry, Class 18 for leather goods, Class 26 for hair accessories, Class 35 for retail store services, and Class 9 for eyewear). The Company also has pending applications for STEVEN in various international classes (Class 2 for paints, Class 4 for candles, Class 6 for key chains and id bracelets, Class 11 for lamps, Class 16 for printed matter, Class 20 for furniture, Class 21 for housewares, Class 24 for fabrics and bedding, Class 26 for hair accessories, Class 27 for rugs and carpets, Class 28 for sporting goods, and Class 32 for light beverages). The Company also owns a registration for the mark SOHO COBBLER and SOHO COBBLER (design) in the U.S. in Class 25 for footwear.

         The Company also has several pending applications in the U.S. for MADDEN in a variety of international classes (Class 3 for cosmetics and fragrances, Class 18 for bags, , Class 14 for jewelry, and Class 25 for clothing and footwear). The Company also has pending applications in the U.S. for STEVEN BY STEVE MADDEN in Classes 18 (bags) and 24 (bedding), and for MADDEN BY STEVE MADDEN in Class 2 for paints, Class 3 for perfume and cosmetics, Class 4 for candles, Class 6 for key rings and key chains, Class 9 for eyewear and CDs, Class 11 for lamps, Class 14 for jewelry, Class 16 for stationery and notebooks, Class 18 for bags, Class 20 for furniture, Class 21 for housewares, Class 24 for bedding, Class 25 for clothing and footwear, Class 26 for hair accessories, Class 27 for carpets and rugs, Class 28 for toys and games, Class 32 for light beverages, and Class 35 for retail store services.

         Additionally, the Company has several pending trademark and service mark applications in the United States for various marks, including a stylized "H" Design (Int'l Cl. 25 for clothing and footwear). STEVE MADDEN LUXE in Class 25 for clothing and footwear, and FINA FIRENZE in Classes 18 (bags), 25 (clothing and footwear), and 35 (retail stores). RULE STEVE MADDEN (in Class 2 for paints, Class 3 for perfume and cosmetics, Class 4 for candles, Class 6 for key rings and key chains, Class 9 for eyewear and CDs, Class 11 for lamps, Class 14 for jewelry, Class 16 for stationery and notebooks, Class 18 for bags, Class 20 for furniture, Class 21 for housewares, Class 24 for bedding, Class 25 for clothing and footwear, Class 26 for hair accessories, Class 27 for carpets and rugs, Class 28 for toys and games, Class 32 for light beverages, and Class 35 for retail store services), SM NEW YORK (in Class 3 for perfume and cosmetics, Class 14 for jewelry, Class 18 for bags, Class 20 for furniture, Class 21 for housewares, and Class 25 for clothing and footwear); and SMNY (in Class 3 for perfume and cosmetics, Class 14 for jewelry, Class 18 for bags, Class 20 for furniture, Class 21 for housewares, and Class 25 for clothing and footwear).

         The Company further owns registrations for the STEVE MADDEN and/or STEVE MADDEN plus Design trademarks and service marks in various International Classes in Argentina, Australia, Bahrain, Belize, Brazil, Canada, Chile, China, Colombia, El Salvador, Guatemala, Hong Kong, Israel, Italy, Japan, Korea, Lebanon, Mexico, Nicaragua, the Netherlands, Panama, Saudi Arabia, Singapore, South Africa, Taiwan, the United Arab Emirates, Venezuela, the European Union, and the Benelux countries and has pending applications for registration of the STEVE MADDEN and/or STEVE MADDEN plus Design trademarks and service marks in Bahrain, Costa Rica, Guatemala, Honduras, Indonesia, Korea, Kuwait, Lebanon, New Zealand, Oman, Peru, Philippines, Qatar, Russia, Saudi Arabia, Singapore, Turkey, and the United Arab Emirates . Additionally, the Company owns registrations for the STEVEN trademark and service mark in various International Classes in China, Hong Kong, Lebanon, Japan, Thailand, Taiwan, and the United Arab Emirates and has pending applications for registration of the STEVEN trademark and service mark in Australia, Bahrain, China, Indonesia, Israel, Italy, Korea, Malaysia, New Zealand, Oman, Philippines, Qatar, Russia, South Africa, Saudi Arabia, Taiwan, Thailand, Turkey, and Taiwan.

         The Company further owns registrations for the "torch stripe" design in Class 25 in the European Union and Panama, and has a pending application for the "torch stripe" design in Class 25 in China.

         The Company further owns registrations for the mark STEVEN BY STEVE MADDEN in various international classes in the European Union, and has pending applications for the mark STEVEN BY STEVE MADDEN in various international classes in Canada, China, Israel, and Korea,

         The Company further owns registrations for the mark SCOOP in various international classes in the European Union.

         The Company further has pending applications for the mark SCOOP (design) in Classes 25 and/or 35 in Australia, Canada, China, Hong Kong, Kuwait, Mexico, Russia, and Switzerland,

         The Company further owns a registration for the mark WHAT'S THE SCOOP in Class 25 in Hong Kong, and has pending applications for the mark WHAT'S THE SCOOP in Class 25 in China, Japan, and Taiwan.

         The Company further owns registrations for the mark SCOOP STREET in Class 25 in Hong Kong, Japan, and has pending applications for the mark SCOOP STREET in Class 25 in China and Taiwan.

         The Company further has a pending application for the mark SCOOP NYC in Class 3 in Japan.

         The Company further owns a registration for the mark SCOOPKIDS in Class 25 in Japan.

         Additionally, the Company, through its Diva Acquisition Corp. subsidiary, owns registrations for the DAVID AARON trademark and service mark in various International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 18 for leather goods, such as handbags and wallets; and Int'l Cl. 35 for retail store services), and in Australia, Canada, the European Union, Hong Kong, Japan, Korea, Panama, and South Africa in some or all of Classes 3, 18, and 25, and for its D. AARON trademark in Class 25 Spain. Also, the Company own registrations for the DAVID AARON trademark in the United States in International Class 3 for perfume and cosmetics; International Class 9 for eyewear; International Class 14 for jewelry; International Class 16 for paper goods; International Class 18 for bags; International Class 24 for bed and bath products; International Class 25 for clothing and footwear and International Class 26 hair accessories in Korea.

         The Company, through its Stevies, Inc. subsidiary, also owns various registrations for the STEVIES and /or STEVIES plus Design trademark and service mark in a number of International Classes in the United States (Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 9 for eyewear; International Class 35 for retail store services; International Class 14 for jewelry; International Class 28 for toys; International Class 16 for paper goods; International Class 3 for perfume and cosmetics, International Class 9 for CDs and eyewear, and International Class 26 for hair accessories), and for STEVIES BY STEVE MADDEN in Class 14 for jewelry, Class 9 for eyewear, Class 3 for perfume and cosmetics, Class 28 for toys and games, Class 35 for retail services, Class 16 for stationery and notebooks, Class 18 for bags). The Company, through its Stevies, Inc. subsidiary, also owns registrations for its STEVIES and/or STEVIES plus Design mark for various goods in Argentina, Bahrain, Canada, China, Columbia, the European Union, Hong Kong, Israel, Japan, Korea, Lebanon, Malaysia, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. Additionally Stevies, Inc. has several pending trademark and service mark applications for registration of the STEVIES and STEVIES plus Design marks in various International Classes in Brazil, Indonesia, Korea, Kuwait, Mexico, New Zealand, Oman, Peru, Qatar, Saudi Arabia, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates and Venezuela. Finally, Stevies, Inc. also owns several trademark and service mark registrations of the STEVIES BY STEVE MADDEN mark in various International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 14 for jewelry; Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 16 for paper goods; Int'l Cl. 3 for cosmetics and fragrances; Int'l Cl. 9 for eyewear; Int'l Cl. 28 for toys; and Int'l Cl. 35 for retail store services).

         The Company believes that its trademarks have a significant value and are important to the marketing of the Company's products. There can be no assurance, however, that the Company will be able to effectively obtain rights to its marks throughout all of the countries of the world. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of the Company or that the Company will be able to successfully resolve such conflicts. The failure of the Company to protect such rights from unlawful and improper appropriation may have a material adverse effect on the Company's business and financial condition.

Employees

         On March 3, 2006, the Company employed approximately 1,414 employees, of whom approximately 586 work on a full-time basis and approximately 828 work on a part-time basis. The management of the Company considers relations with its employees to be good.

Seasonality

         Historically, the Company's merchandising businesses have experienced holiday retail seasonality. In addition to seasonal fluctuations, the Company's operating results fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of the Company's products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write downs for obsolescence, the cost of materials, the product mix between wholesale, retail and licensing businesses, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors.

Backlog

         The Company had unfilled wholesale customer orders of $90 million and $82 million, as of March 1, 2006 and 2005, respectively. The Company's backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks, and wholesale customer purchases of its core basic products through the Company's open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

ITEM 1A           RISK FACTORS

         You should carefully consider the risks and uncertainties we describe below and the other information in this Annual Report or incorporated by reference herein before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

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

         The Company generally enters into a number of purchase order commitments with its customers for each of its lines every season and does not enter into long-term agreements with any of its customers. Therefore, a decision by a significant customer of the Company, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company or to change its manner of doing business could have a material adverse effect on the Company's business, financial condition and results of operations. The Company sells its products primarily to retail stores across the United States and extends credit based on an evaluation of each customer's financial condition, usually without collateral. While various retailers, including some of the Company's customers, have experienced financial difficulties in the past few years which increased the risk of extending credit to such retailers, the Company's losses due to bad debts have been limited. Pursuant to the Factoring Agreement between GMAC and the Company, GMAC currently assumes the credit risk related to approximately 93% of the Company's accounts receivables. However, financial difficulties of a customer could cause the Company to curtail business with such customer or require the Company to assume more credit risk relating to such customer's account receivable.

         Impact of Foreign Manufacturers. Substantial portions of the Company's products are currently sourced outside the United States through arrangements with a number of foreign manufacturers in four different countries. During the twelve-month period ended December 31, 2005, approximately 99% of the Company's products were purchased from sources outside the United States, primarily from China, Brazil, Italy and Spain.

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

         The Company does not control its licensing partners or independent manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer of the Company or by one of the Company's licensing partners, or the divergence of an independent manufacturer's or licensing partner's labor practices from those generally accepted as ethical in the United States, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Intense Industry Competition. The fashion footwear industry is highly competitive and barriers to entry are low. The Company's competitors include specialty companies as well as companies with diversified product lines. The recent market growth in the sales of fashion footwear has encouraged the entry of many new competitors and increased competition from established companies.

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

         Expansion of Retail Business. The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), Stevies(R), Steven(R), SMNY, Steve Madden Mens, l.e.i.(R), Unionbay(R) and Candie's(R) brands, creating new product categories and businesses and operating Company-owned Steve Madden and Steven stores on a profitable basis. During the year ended December 31, 2005, the Company opened 12 Steve Madden retail stores and has plans to open eight to ten (8 - 10) additional stores in the year 2006. The Company's recent and planned expansion includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results can be maintained or will increase in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

         Management of Growth. The Company's operations have increased and will continue to increase demand on the Company's managerial, operational and administrative resources. The Company has recently invested significant resources in, among other things, its management information systems and hiring and training new personnel. However, in order to manage currently anticipated levels of future demand, the Company may be required to, among other things, expand its distribution facilities, establish relationships with new manufacturers to produce its products, and continue to expand and improve its financial, management and operating systems. There can be no assurance that the Company will be able to manage future growth effectively and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

         Seasonal and Quarterly Fluctuations. The Company's results may fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of the Company's products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write downs for obsolescence, the cost of materials, the product mix between wholesale, retail and licensing businesses, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors. In addition, the Company expects that its sales and operating results may be significantly impacted by the opening of new retail stores and the introduction of new products. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

         Foreign Currency Fluctuations. The Company makes approximately 97% of its purchases in U.S. dollars. However, the Company sources substantially all of its products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which the Company and foreign competitors sell their products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on the Company's business, financial condition and results of operations.

         Outstanding Options. As of March 9, 2006, there were outstanding options to purchase an aggregate of approximately 1,262,602 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the market price of the Company's stock is significantly higher than the exercise price of the options. Further, while options are outstanding, they may adversely affect the terms on which the Company could obtain additional capital, if required.

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


ITEM 1B.          UNRESOLVED STAFF COMMENTS

          None.

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

         The Company maintains approximately 7,200 square feet as a storage facility at 25-15 Borough Place, Woodside, NY. The lease for this space expires October 31, 2010.

         The Company also maintains an 807 square foot showroom located at Fashion Center Dallas in the World Trade Center, Dallas, Texas. The lease for this showroom expires on April 30, 2007.

         The Company also currently engages two independent distributors to warehouse and distribute its products.

         The Company's private label division, Adesso Madden, maintains approximately 3,120 square feet of office and showroom space at 99 Seaview Boulevard, Port Washington, N. Y. The lease for Adesso Madden expires on May 31, 2006.

         All of the Company's retail stores are leased pursuant to leases that, under their original term, extend for an average of ten years in length. A majority of the leases include clauses that provide for contingent rental payments if gross sales exceed certain targets. In addition, a majority of the leases enable the Company and/or the landlord to terminate the lease in the event that the Company's gross sales do not achieve certain minimum levels during a prescribed period. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes.

         The current terms of the Company's retail store leases expire as follows:

           Years Lease Terms Expire            Number of Stores
       -------------------------------    ----------------------------

                     2006                             1
                     2007                             6
                     2008                            12
                     2009                            11
                     2010                            11
                     2011                            14
                     2012                             9
                     2013                            11
                     2014                            11


ITEM 3            LEGAL PROCEEDINGS

         Except as set forth below, no material legal proceedings are pending to which the Company or any of its property is subject.

         On July 28, 2005, adidas America, Inc., and adidas-Salomon AG (together, "adidas") filed a Demand for Arbitration (the "Demand") against Steve Madden, Ltd. and Steve Madden Retail, Inc. before the American Arbitration Association. In its Demand, adidas alleged that the parties had previously been engaged in a lawsuit over the Company's sale of sneakers that allegedly infringed adidas' "three stripe" mark. The parties settled that lawsuit by entering into a settlement agreement dated August 4, 2003 that prohibited the Company from selling shoes that contained adidas' "three-stripe" mark either with one additional stripe or with one less stripe. adidas alleged in the Demand that the Company was selling three shoes (the Finnley, the Troyy and the Soccet) that adidas contends violate the settlement agreement and infringe adidas' "three-stripe" mark. The parties were engaged in settlement discussions for several months, but so far have been unable to settle and the Company filed its answer to the Demand for Arbitration on January 20th. The parties will be jointly selecting a panel of arbitrators over the next few weeks, while settlement discussions continue. No discovery demands have been exchanged. The Company believes it has substantial defenses to the claims asserted in the Demand for Arbitration.

         On August 10, 2005, the U.S. Customs Department issued a report that asserts that certain commissions that the Company treated as buying agents commissions (which are not subject to duty) should be treated as "selling agents commissions" (which are subject to duty). In the report, Customs estimates that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051,000. Based on management's estimation at this point, a reserve of $1,051,000 has been recorded as of the December 31, 2005. Such reserve may in the future be modified to reflect the status of this matter.

         On or about January 23, 2006, the Company and certain of its executives were named as defendants in a lawsuit filed by Jojeli, Inc. ("Jojeli") and Alan Rick Friedman in the United States District Court for the Southern District of New York. In their complaint, Jojeli and Mr. Friedman assert claims arising from the Company's decision to terminate Jojeli's services on or about November 28, 2005. Mr. Friedman, Jojeli's principal, served as a senior salesperson for the Company, and provided his services to the Company pursuant to an April 26, 2004 written agreement. In their complaint, Jojeli and Mr. Friedman allege eight claims against the Company and/or four of its executives, including breach of contract, violation of the New York Labor Law, tortuous interference with contract, civil conspiracy, defamation, and prima facie tort. They seek damages on their various claims in differing amounts, ranging from $500,000 to $5.0 million and they also seek a declaration that they are not bound by the restrictive covenant in the parties' contract. The Company is still investigating the allegations of the complaint and has not yet filed an answer or any relief from the Court. The Company believes the claims to be without merit and it intends to vigorously defend the lawsuit.

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


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 2005.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's shares of common stock trade on The Nasdaq National Market. The following table sets forth the range of high and low closing sales prices for the Company's Common Stock during each fiscal quarter during the two-year period ended December 31, 2005 as reported by The Nasdaq National Market. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                            Common Stock

                           High         Low                                  High         Low
                         ---------   ----------                           ----------   ----------
  2005                                                2004
  Quarter ended                                       Quarter ended
     March 31,                                           March 31,
     2005                  19.40        16.22            2004                21.61        17.75
  Quarter ended                                       Quarter ended
     June 30,                                            June 30,
     2005                  18.86        15.61            2004                20.70        17.66
  Quarter ended                                       Quarter ended
     September 30,                                       September 30,
     2005                  24.65        17.77            2004                20.24        15.59
  Quarter ended                                       Quarter ended
     December                                            December
     31, 2005              30.32        22.70            31, 2004            19.79        15.79

         On March 9, 2006, the final quoted price as reported by The Nasdaq National Market was $31.84 for each share of common stock. As of March 9, 2006, there were 13,846,168 shares of Common Stock outstanding and 67 record holders.

         Dividends. On November 3, 2005, the Board of Directors declared a special dividend of $1 per share payable to Steven Madden, Ltd. shareholders of record at the close of business on November 14, 2005. The dividend was paid on November 23, 2005.

         Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2005 is disclosed in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

         Issuer Repurchases of Equity Securities. There were no shares of common stock repurchased by the Company during the fourth quarter of fiscal 2005. The Company's previously announced share repurchase program, effective as of January 1, 2004, provides for share repurchases in the aggregate amount of $20 million and has no set expiration or termination date.

         Pursuant to an agreement reached on February 2, 2005 with an 8% shareholder, the Company has agreed to commit $25 million in the year ended January 31, 2006 and $10 million in the year ended January 31, 2007 to a combination of share repurchases and/or dividends, such programs to be implemented at such time and in such manner as the board of directors shall determine in its sole discretion.

ITEM 6            SELECTED FINANCIAL DATA

         The following selected financial data has been derived from the Company's audited financial statements. The Income Statement Data relating to 2005, 2004 and 2003, and the Balance Sheet Data as of December 31, 2005 and 2004 should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

                                                                         Year Ended December 31,
                                           ---------------------------------------------------------------------------------

                                                 2005             2004             2003             2002             2001
                                           -------------    -------------    -------------    -------------    -------------
INCOME STATEMENT DATA:
   Net sales                               $ 375,786,000    $ 338,144,000    $ 324,204,000    $ 326,136,000    $ 243,391,000
     Cost of sales                           233,286,000      215,475,000      198,185,000      199,453,000      143,518,000
   Gross profit                              142,500,000      122,669,000      126,019,000      126,683,000       99,873,000
     Commissions and licensing fee - net       7,119,000        4,588,000        5,742,000        4,381,000        3,955,000
     Operating expenses                     (117,530,000)    (108,276,000)     (98,135,000)     (97,852,000)     (77,516,000)
     Cost of loss mitigation coverage                                                                             (6,950,000)
     Impairment of cost in excess of
       fair value of net assets acquired        (519,000)              --               --               --               --
   Income from operations                     31,570,000       18,981,000       33,626,000       33,212,000       19,362,000
     Interest income                           2,554,000        2,009,000        1,611,000        1,166,000        1,344,000
     Interest expense                           (164,000)         (68,000)         (54,000)         (16,000)         (66,000)
     Gain (loss) on sale of marketable
       securities                               (500,000)          32,000          136,000           66,000           71,000
   Income before provision for income
     taxes                                    33,460,000       20,954,000       35,319,000       34,428,000       20,711,000
     Provision for income taxes               14,260,000        8,679,000       14,865,000       14,587,000        8,595,000
   Net Income                                 19,200,000       12,275,000       20,454,000       19,841,000       12,116,000
   Basic income per share                  $        1.43    $        0.93    $        1.58    $        1.58    $        1.04
   Diluted income per share                $        1.38    $        0.86    $        1.45    $        1.45    $        0.94
   Basic weighted average common
     shares outstanding                       13,407,717       13,148,869       12,985,265       12,594,861       11,617,862
   Effect of potential common shares
     from exercise of options and
     warrants                                    537,658        1,074,080        1,153,246        1,115,018        1,330,002
   Diluted weighted average common
     shares outstanding                       13,945,375       14,222,949       14,138,511       13,709,879       12,947,864
BALANCE SHEET DATA
   Total assets                              211,728,000      186,430,000      177,870,000      150,500,000      121,862,000
   Working capital                           114,066,000      101,417,000      105,140,000       86,461,000       82,633,000
   Noncurrent liabilities                      2,757,000        2,088,000        1,828,000        1,532,000        1,313,000
   Stockholders' equity                      182,065,000      164,665,000      159,187,000      130,075,000      102,360,000

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the audited Financial Statements and Notes thereto appearing elsewhere in this document.

         Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates," "projects" or "plans" and statements in the future tense to be uncertain forward-looking statements. The forward-looking statements contained herein are also subject generally to risks set forth herein under the caption "Risk Factors" and to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Overview
($ in thousands, except retail sales data per square foot)

         2005 was a turn around year for Steven Madden, Ltd. Net sales increased 11% to a record $375,786 in 2005 from $338,144 in 2004 while net commission and licensing fee income increased 55% to $7,119 in 2005 from $4,588 in 2004. Net income increased 56% to $19,200 in 2005, compared to $12,275 in 2004. The Company's diluted earnings per share increased 60% to $1.38 per share for the year ended December 31, 2005 compared to $0.86 per share in 2004. One reason for the top line growth was Steve Madden's return to the Company on April 14 of this year in the capacity of its Creative and Design Chief (a non-executive position). The Company's impressive sales growth is a testament to Mr. Madden's creative abilities. Additionally, the sales growth of the Company is the result of the double-digit growth realized in the following divisions:

         1. Madden Mens has evolved into a "collection" brand offering a full assortment of dress, casual and sport footwear. The expanded product line has helped Madden Mens establish open stock programs with several customers and increase the number of doors with Dillards and Nordstrom, all of which contributed to a net sales increase of 74% to $54,611 in 2005 from $31,301 in 2004.

         2. The Candie's product line gave the Company entree into the young women and girls market. In just its second year of operation and propelled by its success at Kohl's, Candie's net sales increased 44% to $22,404 in 2005 from $15,584 in 2004.

         3. The Company continued to expand the Retail Division by opening 12 stores and closing 5 under-performing stores in 2005. Net sales in the Retail Division increased 13% to $121,511 in 2005 from $107,797 in 2004.

Several factors accounted for the increase in profitability, including the following:

         1. Management has implemented new inventory controls and procedures in an attempt to reduce inventory levels. For example, "cut-to-order" inventory controls in l.e.i., Candie's, and Stevies have resulted in reduced inventory levels in those divisions. The new inventory controls have resulted in a significant reduction of close-out sales in the second half of 2005 causing the Company's gross profit to increase by 2% to 38% this year compared to 36% last year.

         2. Net commission and licensing fee income increased 55% to $7,119 in 2005 from $4,588 in 2004, primarily due to the growth of the Adesso-Madden Division. The increase was the result of the overall growth in first cost business, the expansion of the division's private label business in men's footwear and the transition of Unionbay to a first cost commission based model.

         3. The Company has initiated several cost control measures that have resulted in a reduction of operating expenses as a percentage of net sales to 31% in 2005 from 32% in 2004.

         In the Retail Division, same store sales (sales in stores that were in operation throughout all of 2005 and 2004) increased 5%. Store sales productivity remained high with sales per square foot of $771. The Company is planning to open eight to ten new stores in 2006.

         The Company's annualized inventory turnover increased to 7.9 times in 2005 compared to 7.4 times in 2004, reflecting the inventory reductions described above. The Company's accounts receivable average collection days improved to 57 days this year compared to 64 days last year. As of December 31, 2005, the Company had $109,091 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders equity of $182,065. Working capital increased to $114,066 as of December 31, 2005, compared to $101,417 on December 31, 2004. During the year ended December 31, 2005, net cash provided by operating activities increased to $42,742 as compared to $12,863 in the same period last year.

         On November 1, 2005, the Board of Directors declared a special dividend of $1 per share payable to Steven Madden, Ltd. shareholders of record at the close of business on November 14, 2005. The dividend was paid on November 23, 2005.

         On February 7, 2006, management continued its strategy to diversify and expand the demographics and the retail channels of its product lines by acquiring Daniel M. Friedman and Associates, Inc. Daniel M. Friedman is an importer and distributor of name fashion and private label handbags, belts and accessories. This acquisition will enable the Company to further augment and complement its core category and continue to expand its reach into the branded lifestyle concept.

         The following tables set forth information on operations for the periods indicated:

                         Selected Financial Information
                                   Years Ended
                                   December 31
                                ($ in thousands)


                                                2005                       2004                         2003
                                       -----------------------    ------------------------     ------------------------
Consolidated:
------------
Net sales                              $  375,786          100%   $  338,144           100%    $  324,204           100%
Cost of sales                             233,286           62       215,475            64        198,185            61
Gross Profit                              142,500           38       122,669            36        126,019            39
Other operating income - net of
   expenses                                 7,119            2         4,588             1          5,742             1
Operating expenses                        117,530           31       108,276            32         98,135            30
Impairment of cost in excess of
   Fair value of net assets acquired          519            0            --            --             --            --
Income from operations                     31,570            8        18,981             5         33,626            10
Interest and other income net               1,890            1         1,973             1          1,693             1
Income before income taxes                 33,460            9        20,954             6         35,319            11
Net income                                 19,200            5        12,275             4         20,454             6

By Segment:
----------

WHOLESALE DIVISIONS:
-------------------

Madden Womens Wholesale:
-----------------------
Net sales                              $  120,333          100%   $  113,879           100%    $  109,285           100%
Cost of sales                              86,556           72        82,414            72         77,313            71
Gross profit                               33,777           28        31,465            28         31,972            29
Other operating income                      2,286            2         2,310             2          2,827             3
Operating expenses                         29,402           24        28,828            25         27,630            25
Income from operations                      6,661            6         4,947             5          7,169             7

l.e.i. Footwear Wholesale:
-------------------------
Net sales                              $   30,286          100%   $   38,391           100%    $   60,623           100%
Cost of sales                              20,122           66        27,575            72         38,016            63
Gross profit                               10,164           34        10,816            28         22,607            37
Operating expenses                          8,109           27        10,236            27         13,658            22
Income from operations                      2,055            7           580             1          8,949            15

Madden Mens Wholesale:
---------------------
Net sales                              $   54,611          100%   $   31,301           100%    $   34,881           100%
Cost of sales                              32,550           60        21,525            69         22,803            65
Gross profit                               22,061           40         9,776            31         12,078            35
Operating expenses                         12,961           24         8,742            28          8,277            24
Income from operations                      9,100           16         1,034             3          3,801            11

Candie's Footwear Wholesale:
---------------------------
Net sales                              $   22,404          100%   $   15,584           100%    $      938           100%
Cost of sales                              13,641           61        11,535            74            532            57
Gross profit                                8,763           39         4,049            26            406            43
Operating expenses                          5,716           25         4,357            28            748            80
Income (loss) from operations               3,047           14          (308)           (2)          (342)          (37)

                         Selected Financial Information
                                   Years Ended
                                   December 31
                                ($ in thousands)


                                               2005                          2004                         2003
                                      ------------------------     ------------------------     ------------------------
By Segment (Continued)
WHOLESALE DIVISIONS (Continued):
-------------------------------

SMNY:
----
Net sales                             $    1,576           100%            --            --             --            --
Cost of sales                                808            51             --            --             --            --
Gross profit                                 768            49             --            --             --            --
Operating expenses                           417            27             --            --             --            --
Income from operations                       351            22             --            --             --            --

Diva Acquisition Corp.
----------------------
(Steven Wholesale):
------------------
Net sales                             $   16,453           100%    $   21,039           100%    $   12,519           100%
Cost of sales                             12,311            75         13,398            64          8,031            64
Gross profit                               4,142            25          7,641            36          4,488            36
Operating expenses                         4,704            28          5,274            25          3,360            27
Income (loss) from operations               (562)           (3)         2,367            11          1,128             9

Stevies Inc.:
------------
Net sales                             $    7,886           100%    $    9,575           100%    $   10,120           100%
Cost of sales                              5,433            69          6,623            69          6,611            65
Gross profit                               2,453            31          2,952            31          3,509            35
Other operating income                        --            --             --            --             11             0
Operating expenses                         1,831            23          2,746            29          2,262            22
Income from operations                       622             8            206             2          1,258            13

Unionbay Wholesale:
------------------
Net sales                             $      726           100%    $      578           100%    $      320           100%
Cost of sales                                526            72            528            91            213            67
Gross profit                                 200            28             50             9            107            33
Operating expenses                           163            23            604           105            481           150
Income (loss) from operations                 37             5           (554)          (96)          (374)         (117)

RETAIL DIVISION:
---------------

Steven Madden Retail Inc.:
-------------------------
Net sales                             $  121,511           100%    $  107,797           100%    $   95,518           100%
Cost of sales                             61,339            50         51,877            48         44,666            47
Gross profit                              60,172            50         55,920            52         50,852            53
Operating expenses                        54,227            45         47,489            44         41,719            44
Impairment of cost in excess of
  fair value of net assets acquired          519             0             --            --             --            --
Income from operations                     5,426             5          8,431             8          9,133             9
Number of stores                              98                           91                           83

                         Selected Financial Information
                                   Years Ended
                                   December 31
                                ($ in thousands)


                                               2005                          2004                         2003
                                      ------------------------     ------------------------     ------------------------

By Segment (Continued)
ADESSO MADDEN INC.:
-------------------
(FIRST COST)

Other commission income - net
of expenses                                  $4,833                         $2,278                       $2,904


RESULTS OF OPERATIONS
($ in thousands)

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Consolidated:
------------

         Total net sales for the year ended December 31, 2005 increased by 11% to $375,786 from $338,144 for the comparable period last year. Significant sales increases from Madden Mens, Candie's, and the Retail Division and a modest increase from Madden Womens as well as net sales of $1,576 generated by the Company's new division, SMNY were partially offset by declines in Steven, l.e.i. and Stevies.

         Gross profit as a percentage of sales increased to 38% in 2005 from 36% in 2004. Gross profit as a percentage of sales in the Wholesale Divisions increased to 32% in 2005 from 29% in 2004, primarily due to a significant decrease in off-price sales and improved efficiencies in inventory management resulting in lower inventory costs. This was partially offset by a decline in gross margin in the Retail Division attributed to the liquidation of slow moving inventory combined with the liquidation of inventory at four outlet stores (three of which were temporary locations) that were closed during the third quarter.

         Operating expenses increased to $117,530 in 2005 from $108,276 in 2004. As a percentage of sales, operating expenses decreased to 31% in 2005 from 32% in 2004. The increase in dollars is primarily due to an increase in direct selling expenses reflective of the 11% growth in sales and the incremental payroll and occupancy costs associated with the operation of an additional seven retail stores (net). Other contributing factors were an increase of accounting fees incurred by the Company in connection with management's assessment and the external audit of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the settlement of the LaRue lawsuit in the amount of $1,500.

         Income from operations was $31,570 in 2005 compared to $18,981 in 2004. Net income was $19,200 in 2005 compared to $12,275 in 2004. This increase in income was primarily due to the increase in sales, the higher gross profit and the substantial increase in commission income.

Wholesale Divisions:
--------------------

Steven Madden, Ltd. (Madden Womens, l.e.i., Madden Mens, Candie's and SMNY):

         Sales from Madden Womens accounted for $120,333 or 32%, and $113,879 or 34%, of total sales in 2005 and 2004, respectively. This increase resulted from higher sales to specialty footwear retailers. Gross profit as a percentage of sales remained the same as last year at 28%. Operating expenses increased to $29,402 in 2005 from $28,828 in 2004 primarily due to an increase of accounting fees incurred by the Company in connection with management's assessment and the audit of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of

2002, the aforementioned legal settlement of $1,500 as well as variable selling and related expenses. As a percentage of sales, operating expenses decreased to 24% in 2005 from 25% in 2004. Income from operations for Madden Womens was $6,661 in 2005 compared to $4,947 in 2004.

         Sales from l.e.i. accounted for $30,286 or 8%, and $38,391 or 11%, of total sales in 2005 and 2004, respectively. This decrease in sales was primarily caused by planned reductions and a substantial reduction in closeout sales. Gross profit as a percentage of sales increased to 34% in 2005 from 28% in 2004 due to a significant decrease in the liquidation of inventory. Operating expenses decreased to $8,109 in 2005 from $10,236 in 2004 due to a decrease in payroll expenses reflective of management's initiative to reduce the workforce in l.e.i. and due to a decrease in variable selling and related expenses. Income from operations for l.e.i. was $2,055 in 2005 compared to $580 in 2004.

         Sales from Madden Mens accounted for $54,611 or 15%, and $31,301 or 9%, of total sales in 2005 and 2004, respectively. This 74% increase in sales was driven by an increase in the number of doors at Dillards and Nordstrom, as well as the introduction of a replenishment program. The division continued its success with sport casual products while dress offerings were also successful, giving the division a broader and more balanced collection. Gross profit as a percentage of sales increased to 40% in 2005 from 31% in 2004 primarily due to a substantial decrease in markdowns and sales allowances. Operating expenses increased to $12,961 in 2005 from $8,742 in 2004. This increase is attributed to increases in direct selling expenses, advertising and marketing expenses and an increase in payroll expense required to support the Madden Mens' rapid sales growth. Operating expenses as a percentage of sales decreased to 24% in 2005 compared to 28% in 2004. Income from operations for Madden Mens increased to $9,100 in 2005 compared to $1,034 in 2004.

         Sales from Candie's accounted for $22,404 or 6%, and $15,584 or 5% of total sales in 2005 and 2004, respectively. This 44% increase in sales is the result of the growth in the Kohl's business and the success of several products, including sandals with embellished heels and embellished flats. Gross profit as a percentage of sales increased to 39% in 2005 from 26% in 2004 primarily due to improved inventory management resulting in lower inventory markdowns. Operating expenses increased to $5,716 in 2005 from $4,357 in 2004 due to increases in payroll expenses, licensing fees and selling and related expenses in order to position the Division for top line growth. As a percentage of sales, operating expenses decreased to 25% in 2005 from 28% in 2004. Income from operations for Candie's was $3,047 in 2005 compared to a loss from operations of $308 in 2004.

         SMNY, which began shipping for the first time in the fourth quarter of 2005, generated net sales of $1,576.

Diva Acquisition Corp. (Steven):

         Sales from Steven accounted for $16,453 or 4%, and $21,039 or 6%, of total sales in 2005 and 2004, respectively. The decrease in sales was due to disappointing sales of closed toe dress shoes in the first half of the year, which was last year's bestseller. Additionally, last Fall's disappointing boot season caused Steven's customers to push initial boot orders to the end of the third quarter, eliminating the opportunity for any third quarter reorder business. Gross profit as a percentage of sales decreased to 25% in 2005 from 36% in 2004 due to a substantial increase in markdowns and allowances as well as a significant increase in off-price sales. Operating expenses decreased to $4,704 in 2005 from $5,274 in 2004 due to a decrease in direct selling expenses. Loss from operations for Steven was $562 in 2005 compared to income from operations of $2,367 in 2004.

Stevies Inc. (Stevies):

         Sales from Stevies accounted for $7,886 or 2%, and $9,575 or 3%, of total sales in 2005 and 2004, respectively. The decrease was due to the decision by May Company to discontinue offering kids products in its stores. In addition, some of Stevies other customers were transferred to a "first cost" model and thus its revenues were included in the Adesso-Madden division. Gross profit as a percentage of sales remained the same as last year at 31%. Operating expenses decreased to $1,831 in 2005 from $2,746 in 2004 due to a 29% reduction in payroll expenses and a decrease in advertising and marketing expenses. Stevies was able to offset the loss in sales by reducing overhead expenses resulting in an increase of income from operations to $622 in 2005 compared to $206 in 2004.

Unionbay Men's Footwear, Inc. (Unionbay):

         Unionbay, the Company's license for the right to use the Unionbay trademark(R) in connection with young men's footwear, generated net sales of $726 in 2005 compared to $578 in 2004. During the third quarter of this year, Unionbay migrated to a commission-based "first-cost" business and thus its commission income is now included in the Adesso-Madden Division. Income from operations for Unionbay was $37 in 2005 compared to a loss from operations of $554 in 2004.

Retail Division:
----------------

         Sales from the Retail Division accounted for $121,511 or 32% and $107,797 or 32% of total sales in 2005 and 2004, respectively. As of December 31, 2005, there were 98 retail stores compared to 91 retail stores as of December 31, 2004. Comparable store sales (sales of those stores that were open for all of 2005 and 2004) for the year ended December 31, 2005 increased 5% over the same period of 2004. This increase was achieved through the early release and success of opened up sandals in spring, strong boot sales in the fall, and a substantial growth in Men's volume at the stores. Gross profit as a percentage of sales decreased to 50% in 2005 from 52% in 2004, primarily due to an increase in the liquidation of slow moving inventory combined with the liquidation of inventory at five stores that were closed during the year 2005. Operating expenses for the Retail Division were $54,227 in 2005 and $47,489 in 2004. This increase was primarily due to increased payroll and payroll related expenses and higher occupancy expenses associated with the operation of seven additional stores in the current period and an increase in direct selling expenses. Income from operations for the Retail Division decreased to $5,426 in 2005 compared to $8,431 in 2004.

Adesso-Madden Division:
-----------------------

         Adesso-Madden, Inc. generated net commission income of $4,833 in 2005, compared to $2,278 in 2004. The increase was the result of the growth in first cost business with existing, as well as new customers, the expansion of the Company's private label business in men's footwear, the transition of Unionbay to a first cost commission based model and the cumulative contribution of commissions on international sales made on a direct-from-factory basis.

Year Ended December 31, 2004 vs. Year Ended December 31, 2003

Consolidated:
------------

         Total net sales for the year ended December 31, 2004 increased by 4% to $338,144 in 2004 from $324,404 for the comparable period of 2003. Sales increases from the Retail Division, the new Candie's Division, Steven and Madden were offset by declines in the l.e.i., Madden Mens and Stevies.

         Gross profit as a percentage of sales decreased to 36% in 2004 from 39% in 2003. This was primarily due to an increase in cost of sales due to higher inventory costs associated with the utilization of product sourcing that provided shorter delivery times combined with pricing pressure from our wholesale customers. Additionally, the poor performance of the l.e.i. and Candie's at retail necessitated high level inventory markdowns which resulted in lower than expected margins. Finally, the liquidation of slow moving inventory combined with heavy and persistent promotional activity throughout the year negatively affected the Company's gross profit.

         Operating expenses increased to $108,276 in 2004 from $98,135 in 2003. This increase resulted from increased professional fees incurred by the Company in complying with the rules and regulations adopted pursuant to the Sarbanes-Oxley Act of 2002, higher payroll and payroll related expenses and occupancy expenses associated with the operation of an additional eight retail stores (net), an increase in advertising expenditures in support of the brand, a reclassification of warehouse expenses and the costs associated with the launch of Candie's and Unionbay.

         Net commission and licensing fee income was $2,278 in 2004 compared to $2,904 in 2003. Income from operations was $18,981 in 2004 compared to $33,626 in 2003. Net income was $12,275 in 2004 compared to $20,454 in 2003. The decrease in income was primarily due to the lower margins and increased expenses described directly above.

Wholesale Divisions:
-------------------

Steven Madden, Ltd. (Madden Womens, l.e.i., Madden Mens and Candie's):

         Sales from the Madden Womens accounted for $113,879 or 34%, and $109,285 or 34%, of total sales in 2004 and 2003, respectively. Gross profit as a percentage of sales decreased to 28% in 2004 from 29% in 2003, primarily due to the liquidation of slow moving inventory and an increase in markdowns and allowances caused by higher levels of promotional activities at retail in the third and fourth quarters of 2004. Operating expenses increased to $28,828 in 2004 from $27,630 in 2003, due to an increase in advertising expenditures in support of the brand and increases in selling and related expenses. Income from operations for Madden Womens was $4,947 in 2004 compared to $7,169 in 2003.

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

         Sales from the Madden Mens accounted for $31,301 or 9%, and $34,881 or 11%, of total sales in 2004 and 2003, respectively. This sales decrease was the result of a downturn in the Madden Men's casual fashion footwear segment during the first half of the year. The Company broadened and repositioned the fall line resulting in an increase in sales in the fourth quarter of 2004 of 61% to $10,951 compared to $6,816 in the same period of 2003. Gross profit as a percentage of sales decreased to 31% in 2004 from 35% in 2003, primarily due to the liquidation of slow moving inventory and an increase in markdowns and allowances caused by higher levels of promotional activities at retail. Operating expenses increased to $8,742 in 2004 from $8,277 in 2003. Income from operations for Madden Mens was $1,034 in 2004 compared to $3,801 in 2003.

         Sales from Candie's which was launched in the fourth quarter of 2003, generated net sales of $15,584 in 2004. Heavy promotional activity combined with several challenges in product design resulted in a lower than anticipated gross profit as a percentage of sales of 26%. Operating expenses were $4,357 or 28% of net sales in 2004. Loss from operations for Candie's was $308 in 2004 compared to $342 in 2003.

Diva Acquisition Corp. (Steven):

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

Unionbay Men's Footwear, Inc. (Unionbay):

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

Adesso-Madden Division:
----------------------

         Adesso-Madden, Inc. generated net commission revenues of $2,278 in 2004, compared to $2,904 in 2003. This decrease was the result of a major customer sharply reducing its purchases in order to reduce inventory levels in its stores.

LICENSE AGREEMENTS
($ in thousands)

         Revenues from licensing were virtually unchanged at $2,286 in 2005 from $2,310 in 2004. As of December 31, 2005, the Company had four license partners covering five product categories of its Steve Madden brand. The product categories include hosiery, handbags, sunglasses, eyewear and belts. On February 7, 2006, the Company acquired Daniel M. Friedman and Associates, Inc., which had a license agreement with the Company to manufacture and distribute handbags and belts.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

         The Company had working capital of $114,066 at December 31, 2005 compared to $101,417 at December 31, 2004. The Company's net income for the year ended December 31, 2005 was the primary reason for the increase in working capital.

         Under the terms of a factoring agreement with GMAC, the Company is eligible to draw down 80% of its invoiced receivables at an interest rate of two and one-half percent (2.5%) over the 30 day LIBOR. The agreement, which has no specific expiration date and can be terminated by either party with 60 days written notice after June 30, 2007, provides the Company with a $25 million credit facility with a $15 million sub-limit on direct borrowings. GMAC maintains a lien on all of the Company's receivables and assumes the credit risk for all assigned accounts approved by them. As of December 31, 2005 the Company had not used any portion of the credit line.

         As of December 31, 2005 the Company had invested $56,249 in marketable securities consisting of corporate bonds, U.S. Treasury notes, government asset-backed securities, certificates of deposits and equities.

         The Company believes that based upon its current financial position and available cash and marketable securities, it will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

         During the year ended December 31, 2005, net cash provided by operating activities was $42,742. Sources of cash were provided primarily by the following: net income of $19,200, a decrease in inventories of $5,972, an increase in accounts payable and other accrued expenses of $4,320 and an increase in accrued incentive compensation of $2,909. The primary uses of cash were an increase in factored receivables of $3,282, an increase in non-factored receivables of $1,197 and an increase in prepaid expenses, prepaid taxes, deposits and other assets of $624.

         At December 31, 2005, the Company had un-negotiated open letters of credit for the purchase of imported merchandise of approximately $3,302.

         The Company has an employment agreement with Steven Madden, its Creative and Design Chief, which provides for an annual base salary of $600 subject to certain specified adjustments, through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA, on revenue of any new business, and royalty income over $2 million, an annual option grant at exercise prices equal to the market price on the date of grant and a non-accountable expense allowance.

         The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $1,849 in 2006, $1,643 in 2007, $1,192 in 2008 and $480 in 2009. In addition, such employment agreements provide for incentive compensation based on various performance criteria as well as other benefits. The Chief Operating Officer of the Company is entitled to deferred compensation calculated as a percentage of his base salary.

         Significant portions of the Company's products are produced at overseas locations, the majority of which are located in China as well as Brazil, Italy and Spain. The Company has not entered into any long-term manufacturing or supply contracts with any of these foreign companies. The Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products. In addition, the Company currently makes approximately 97% of its purchases in U.S. dollars.

INVESTING ACTIVITIES
($ in thousands)

         During the year ended December 31, 2005, the Company invested $17,252 in marketable securities and received $9,153 from the maturities and sales of securities. The Company made capital expenditures of $5,822, principally for leasehold improvements for the twelve additional retail stores that were opened during the period, as well as for additional showroom space and upgrades to the computer systems.

FINANCING ACTIVITIES
($ in thousands)

         During the year ended December 31, 2005, the Company paid dividends of $13,813 and repurchased 444,000 shares of the Company's common stock at a total cost of $7,735. The Company received $16,483 in connection with the exercise of stock options.

INFLATION

         The Company does not believe that the relatively low rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on sales, expenses or profitability.

CONTRACTUAL OBLIGATIONS

The Company's contractual obligations as of December 31, 2005 were as follows:

                      Payment due by period (in thousands)


 Contractual Obligations          Total         2006        2007-2008     2009-2010   2011 and after
-----------------------------  -----------   -----------   -----------   -----------  --------------
Operating lease obligations    $    84,311   $    12,540   $    24,111   $    19,194   $    28,466

Purchase obligations                46,994        46,994             0             0             0

Other long-term liabilities
  (future minimum royalty
  payments)                          2,603         2,228           375             0             0

Total                          $   133,908   $    61,762   $    24,486   $    19,194   $    28,466


CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

         Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's audited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and the Company may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of the Company's consolidated financial statements: accounts receivable and inventory reserves, valuation of intangible assets, and litigation reserves.

         Allowances for bad debts, returns and customer chargebacks. The Company provides reserves against its trade accounts receivables for future customer chargebacks, co-op advertising allowances, discounts, returns and other miscellaneous deductions that relate to the current period. The reserve against the Company's non-factored trade receivables also includes estimated losses that may result from customers' inability to pay. The amount of the reserve for bad debts, returns, discounts and compliance chargebacks are determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. As a result of a reevaluation of the retail environment, the Company has revised its method for evaluating its allowance for customer markdowns and advertising chargebacks. In the past, the Company would look at historical dilution levels for customers to determine the allowance amount. Under the new methodology, the Company evaluates anticipated chargebacks by reviewing several performance indicators for its major customers. These performance indicators (which include inventory levels at the retail floors, sell through rates and gross margin levels) are analyzed by key account executives to estimate the amount of the anticipated customer allowance. Failure to correctly estimate the amount of the reserve could materially impact the Company's results of operation and financial position.

         Inventory reserves. Inventories are stated at lower of cost or market, on a first-in, first-out basis. The Company reviews inventory on a regular basis for excess and slow moving inventory. The review is based on an analysis of inventory on hand, prior sales, and expected net realizable value through future sales. The analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future as well as subsequent sales. The Company considers quantities on hand in excess of estimated future sales to be at risk for market impairment. The net realizable value, or market value, is determined based on the estimate of sales prices of such inventory through off-price or discount store channels. The likelihood of any material inventory write-down is dependent primarily on the expectation of future consumer demand for the Company's product. A misinterpretation or misunderstanding of future consumer demand for the Company's product, the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the valuation determined to be appropriate as of the balance sheet date.

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

         Litigation reserves. Estimated amounts for litigation claims that are probable and can be reasonably estimated are recorded as liabilities in the Company's consolidated financial statements. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable events of a particular litigation. As additional information becomes available, management will assess the potential liability related to the pending litigation and revise their estimates. Such revisions in management's estimates of the contingent liability could materially impact the Company's results of operation and financial position.

         Cost of Goods Sold. All costs incurred to bring finished products to the warehouse or our retail stores are included in the cost of sales line item of the Company's Consolidated Statement of Operations. These include purchase commissions, letter of credit fees, FOB costs, sample expenses, custom duty, inbound freight, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of the Company's Consolidated Statement of Operations. The Company classifies all shipping costs to customers as operating expenses. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in thousands)

         The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates primarily based on LIBOR. An analysis of the Company's credit agreement with GMAC can be found in Note C, "Due From Factor" to the Consolidated Financial Statements included in this Annual Report on Form 10-K. As of December 31, 2005 and December 31, 2004, there were no direct borrowings outstanding under the credit agreement.

         As of December 31, 2005, the Company had investments in marketable securities valued at $56,249, which consist primarily of corporate bonds, U.S. treasury notes, certificates of deposit and government asset-backed securities that have various maturities through December 2034, as well as marketable equity securities. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. The Company currently has the ability to hold these investments until maturity. Should there be a significant increase in interest rates, the value of these investments would be negatively affected unless they were held to maturity. In addition, any further decline in interest rates would reduce the Company's interest income.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the financial statements following Item 15 of this Annual Report on Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         As required by Rule 13a-15(b) of the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the fiscal year covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the fiscal year covered by this annual report.

Changes in Internal Control Over Financial Reporting

         As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting to determine whether any changes occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such material change during the fourth quarter of 2005.

Management's Annual Report on Internal Control Over Financial Reporting

         The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

         Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

         The Company's Independent Registered Public Accounting Firm, Eisner LLP, has audited and issued a report on management's assessment of the Company's internal control over financial reporting. The report of Eisner LLP appears below.


To the Board of Directors and Shareholders of Steven Madden, Ltd.

         We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Steven Madden, Ltd. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Steven Madden, Ltd.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

         In our opinion, management's assessment that Steven Madden, Ltd. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, Steven Madden, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steven Madden, Ltd. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years in the three-year period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.


Eisner LLP

New York, New York
March 6, 2006


ITEM 9B           OTHER INFORMATION

     None.


                                    PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11           EXECUTIVE COMPENSATION

         The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14           PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.


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

Contents

                                                                            Page
                                                                            ----

Consolidated Financial Statements

     Report of Independent Registered Public Accounting Firm                 F-2

     Balance sheets as of December 31, 2005 and 2004                         F-3

     Statements of income for the years ended December 31, 2005,
     2004 and 2003                                                           F-4

     Statements of changes in stockholders' equity for the years
     ended December 31, 2005, 2004 and 2003                                  F-5

     Statements of cash flows for the years ended December 31,
     2005, 2004 and 2003                                                     F-7

     Notes to financial statements                                           F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steven Madden, Ltd.


We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Steven Madden, Ltd.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

Eisner LLP

New York, New York
March 6, 2006

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)                                                                            December 31,
                                                                                  ----------------------------
                                                                                      2005            2004
                                                                                  ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $     52,842    $     30,853
     Accounts receivable - net of allowances of $813 and $536                            3,294           2,374
     Due from factor - net of allowances of $7,587 and $2,379                           31,785          33,711
     Inventories                                                                        28,412          34,384
     Marketable securities - available for sale                                         14,092          12,784
     Prepaid expenses and other current assets                                           2,435           2,235
     Prepaid taxes                                                                       2,512           2,255
     Deferred taxes                                                                      5,600           2,498
                                                                                  ------------    ------------

         Total current assets                                                          140,972         121,094

Property and equipment, net                                                             20,898          20,715
Deferred taxes                                                                           5,568           5,780
Deposits and other                                                                         586             435
Marketable securities - available for sale                                              42,157          36,340
Cost in excess of fair value of net assets acquired - net of accumulated
     amortization of $599 and $714                                                       1,547           2,066
                                                                                  ------------    ------------
                                                                                  $    211,728    $    186,430
                                                                                  ============    ============
LIABILITIES
Current liabilities:
     Accounts payable                                                             $     15,579    $     13,450
     Accrued expenses                                                                    7,998           5,807
     Accrued incentive compensation                                                      3,329             420
                                                                                  ------------    ------------

         Total current liabilities                                                      26,906          19,677

Deferred rent                                                                            2,757           2,088
                                                                                  ------------    ------------
                                                                                        29,663          21,765
                                                                                  ------------    ------------

Commitments, contingencies and other - see notes I & K

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized; none issued Series
     A Junior Participating preferred stock - $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 60,000 shares authorized, 16,150 and
     14,608 shares issued, 13,916 and 12,818 shares outstanding at
     December 31, 2005 and 2004, respectively                                                2               1
Additional paid-in capital                                                              99,950          80,631
Retained earnings                                                                      108,838         103,451
Unearned compensation                                                                       --            (703)
Other comprehensive loss:
     Unrealized loss on marketable securities (net of taxes)                            (1,299)         (1,024)
Treasury stock - 2,234 and 1,790 shares at cost at December 31, 2005 and
     2004, respectively                                                                (25,426)        (17,691)
                                                                                  ------------    ------------
                                                                                       182,065         164,665
                                                                                  ------------    ------------
                                                                                  $    211,728    $    186,430
                                                                                  ============    ============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands, except per share data)                                       Year Ended December 31,
                                                                    --------------------------------------
                                                                       2005          2004          2003
                                                                    ----------    ----------    ----------
Net sales:
     Wholesale                                                      $  254,275    $  230,347    $  228,686
     Retail                                                            121,511       107,797        95,518
                                                                    ----------    ----------    ----------

                                                                       375,786       338,144       324,204
                                                                    ----------    ----------    ----------
Cost of sales:
     Wholesale                                                         171,947       163,598       153,519
     Retail                                                             61,339        51,877        44,666
                                                                    ----------    ----------    ----------

                                                                       233,286       215,475       198,185
                                                                    ----------    ----------    ----------

Gross profit                                                           142,500       122,669       126,019
Commission and licensing fee income - net                                7,119         4,588         5,742
Operating expenses                                                    (117,530)     (108,276)      (98,135)
Impairment of cost in excess of fair value of net assets acquired         (519)           --            --
                                                                    ----------    ----------    ----------

Income before other income (expenses) and provision for
     income taxes                                                       31,570        18,981        33,626

Other income (expenses):
     Interest income                                                     2,554         2,009         1,611
     Interest expense                                                     (164)          (68)          (54)
     Gain (loss) on sale of marketable securities                         (500)           32           136
                                                                    ----------    ----------    ----------

Income before provision for income taxes                                33,460        20,954        35,319
Provision for income taxes                                              14,260         8,679        14,865
                                                                    ----------    ----------    ----------

Net income                                                          $   19,200    $   12,275    $   20,454
                                                                    ==========    ==========    ==========

Basic income per share                                              $     1.43    $     0.93    $     1.58
                                                                    ==========    ==========    ==========

Diluted income per share                                            $     1.38    $     0.86    $     1.45
                                                                    ==========    ==========    ==========

Basic weighted average common shares outstanding                        13,408        13,149        12,985
Effect of dilutive securities - options                                    537         1,074         1,153
                                                                    ----------    ----------    ----------

Diluted weighted average common shares outstanding                      13,945        14,223        14,138
                                                                    ==========    ==========    ==========

Dividends paid per common share                                     $     1.00    $     0.00    $     0.00
                                                                    ==========    ==========    ==========

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES



Consolidated Statements of Changes in Stockholders' Equity
(in thousands)

                                                    Common Stock
                                            -------------------------------     Additional                           Unearned
                                                Shares          Amount        Paid-in Capital  Retained Earnings   Compensation
                                            --------------   --------------   ---------------  -----------------  --------------
Balance - December 31, 2002                         14,016                1           70,683            70,722            (3,476)
Exercise of stock options                              443                             4,805
Tax benefit from exercise of options                                                   1,239
Deferred compensation in connection with
     issuance of stock options and
     restricted stock                                                                  2,409                              (2,409)
Amortization of unearned compensation                                                                                      2,877
Unrealized holding loss on marketable
     securities (net of taxes of $190)
Net income                                                                                              20,454
Comprehensive income
                                            --------------   --------------   --------------    --------------    --------------

Balance - December 31, 2003                         14,459                1           79,136            91,176            (3,008)
Exercise of stock options                              129                               454
Tax benefit from exercise of options                                                   1,004
Issuance of fully vested restricted stock               20
Forfeiture of restricted stock                                                          (183)                                121
Cash in lieu of restricted stock                                                        (378)
Deferred compensation in connection with
     issuance of stock options and
     restricted stock                                                                    598                                (598)
Amortization of unearned
     compensation                                                                                                          2,782
Unrealized holding loss on marketable
     securities (net of taxes of $741)
Net income                                                                                              12,275
Comprehensive income
Common stock purchased for treasury
                                            --------------   --------------   --------------    --------------    --------------

Balance - December 31, 2004                         14,608                1           80,631           103,451              (703)
Exercise of stock options                            1,422                1           16,482
Tax benefit from exercise of options                                                   4,604
Issuance of fully vested restricted
     stock                                             120
Cash in lieu of restricted stock                                                      (1,767)
Amortization of unearned compensation                                                                                        703
Unrealized holding loss on marketable
     securities (net of taxes of $199)
Net income                                                                                              19,200
Comprehensive income
Cash dividend paid                                                                                     (13,813)
Common stock purchased for treasury
                                            --------------   --------------   --------------    --------------    --------------

Balance - December 31, 2005                         16,150   $            2   $       99,950    $      108,838    $           --
                                            ==============   ==============   ==============    ==============    ==============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

(in thousands)

                                                 Accumulated
                                                    Other            Treasury Stock               Total
                                                Comprehensive   ---------------------------    Stockholders'   Comprehensive
                                                 Gain (Loss)       Shares         Amount          Equity          Income
                                                ------------    ------------   ------------    ------------    ------------
Balance - December 31, 2002                              136           1,245         (7,991)        130,075
Exercise of stock options                                                                             4,805
Tax benefit from exercise of options                                                                  1,239
Deferred compensation in connection with
     issuance of stock options and
     restricted stock                                                                                     0
Amortization of unearned compensation                                                                 2,877
Unrealized holding loss on marketable
     securities (net of taxes of $190,000)              (263)                                          (263)   $       (263)
Net income                                                                                           20,454          20,454
                                                                                                               ------------
Comprehensive income                                                                                           $     20,191
                                                ------------    ------------   ------------    ------------    ============

Balance - December 31, 2003                             (127)          1,245         (7,991)        159,187
Exercise of stock options                                                                               454
Tax benefit from exercise of options                                                                  1,004
Issuance of fully vested restricted stock
Forfeiture of restricted stock                                                                          (62)
Cash in lieu of restricted stock                                                                       (378)
Deferred compensation in connection with
     issuance of stock options and
     restricted stock
Amortization of unearned compensation                                                                 2,782
Unrealized holding loss on marketable
     securities (net of taxes of $741)                  (897)                                          (897)           (897)
Net income                                                                                           12,275          12,275
                                                                                                               ------------
Comprehensive income                                                                                           $     11,378
                                                                                                               ============
Common stock purchased for treasury                                      545         (9,700)         (9,700)
                                                ------------    ------------   ------------    ------------

Balance - December 31, 2004                           (1,024)          1,790        (17,691)        164,665
Exercise of stock options                                                                            16,483
Tax benefit from exercise of options                                                                  4,604
Issuance of fully vested restricted stock
Cash in lieu of restricted stock                                                                     (1,767)
Amortization of unearned compensation                                                                   703
Unrealized holding loss on marketable
     securities (net of taxes of $199)                  (275)                                          (275)           (275)
Net income                                                                                           19,200          19,200
                                                                                                               ------------
Comprehensive income                                                                                           $     18,925
                                                                                                               ============
Cash dividend paid                                                                                  (13,813)
Common stock purchased for treasury                                      444         (7,735)         (7,735)
                                                ------------    ------------   ------------    ------------

Balance - December 31, 2005                     $     (1,299)          2,234   $    (25,426)   $    182,065
                                                ============    ============   ============    ============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)                                                              Year Ended December 31,
                                                                    --------------------------------------
                                                                       2005          2004          2003
                                                                    ----------    ----------    ----------
Cash flows from operating activities:
     Net income                                                     $   19,200    $   12,275    $   20,454
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Equity-based compensation                                         703         2,719         2,877
         Depreciation and amortization                                   5,120         4,865         4,743
         Loss on disposal of fixed assets                                  535           198            --
         Impairment of cost in excess of fair value of net asset
             acquired                                                      519            --            --
         Deferred taxes                                                 (2,691)         (227)       (1,978)
         Tax benefit from exercise of options                            4,604         1,004         1,239
         Provision for doubtful accounts and chargebacks                 5,485           537           163
         Deferred rent expense                                             669           260           296
         Realized (gain) loss on sale of marketable securities             500           (32)         (136)
         Changes in:
              Accounts receivable                                       (1,197)        1,824        (1,196)
              Due from factor                                           (3,282)       (5,416)       (6,583)
              Inventories                                                5,972       (10,526)       (4,413)
              Prepaid expenses, prepaid taxes, deposits and other
                  assets                                                  (624)        2,559        (5,535)
              Accounts payable and accrued expenses                      4,320         2,870           206
              Accrued incentive compensation                             2,909           (47)       (2,234)
                                                                    ----------    ----------    ----------

                  Net cash provided by operating activities             42,742        12,863         7,903
                                                                    ----------    ----------    ----------

Cash flows from investing activities:
     Purchase of property and equipment                                 (5,822)       (7,387)       (6,061)
     Purchases of marketable securities                                (17,252)      (27,779)      (47,059)
     Maturity/sale of marketable securities                              9,153         9,708        36,785
                                                                    ----------    ----------    ----------

                  Net cash used in investing activities                (13,921)      (25,458)      (16,335)
                                                                    ----------    ----------    ----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                            16,483           454         4,805
     Cash dividend paid                                                (13,813)           --            --
     Cash in lieu of restricted stock                                   (1,767)         (378)           --
     Common stock purchased for treasury                                (7,735)       (9,700)           --
     Payments of lease obligations                                          --            (1)          (13)
                                                                    ----------    ----------    ----------

                  Net cash provided by (used in) financing
                  activities                                            (6,832)       (9,625)        4,792
                                                                    ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents                    21,989       (22,220)       (3,640)
Cash and cash equivalents - beginning of year                           30,853        53,073        56,713
                                                                    ----------    ----------    ----------

Cash and cash equivalents - end of year                             $   52,842    $   30,853    $   53,073
                                                                    ==========    ==========    ==========


Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                                   $      164    $       68    $       54
         Income taxes                                               $   12,536    $    5,855    $   18,700

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      Organization:

         Steven Madden, Ltd., a Delaware corporation, designs and sources women's, girl's and men's shoes, for sale through its wholesale and retail channels under the Steve Madden, Steven, Stevies, SMNY, Madden Mens, l.e.i. (under license), Candie's (under license) and Unionbay (under license) brand names. Revenue is generated predominately through the sale of the Company's brand name merchandise and certain licensed products. At December 31, 2005 and 2004, the Company operated 98 and 91 retail stores (including its website as a store), respectively. Such revenue is subject to seasonal fluctuations. See Note M for operating segment information.

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

         Allowances for bad debts, returns and customer chargebacks: The Company provides reserves on trade accounts receivables for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance related deductions that relate to the current period sales. As a result of a reevaluation of the retail environment, the Company has revised its method for evaluating its estimate of the allowance for customer chargebacks. In the past, the Company would look at historical dilution levels for customers to determine the allowance amount. Under the new method of estimation, the Company evaluates anticipated chargebacks by reviewing several performance indicators at its major customers. These performance indicators, which include inventory levels, sell through rates and gross margin levels, are analyzed by key account executives to estimate the amount of the anticipated customer allowance. This change in accounting estimate resulted in an increase of our reserve by approximately $1,700 in the fourth quarter of 2005.

[4]      Cash equivalents:

         Cash equivalents at December 31, 2005 and 2004, amounted to approximately $43,290 and $16,428, respectively, and consist of money market accounts and commercial paper. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]      Marketable securities:

         Marketable securities consist primarily of corporate bonds, U.S. treasury notes, certificates of deposit and government asset-backed securities with maturities greater than three months and up to five years at the time of purchase, as well as marketable equity securities. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses net of any tax effect, are reported in stockholders' equity as accumulated other comprehensive income, and are held at an investment bank with the schedule of maturities at December 31, 2005 as follows:

                                                           Maturities
                                                 -------------------------------
                                                 1 Year or Less    1 to 5 Years
                                                 --------------   --------------

              Schedule of maturities:
                   Municipal bonds               $        4,948   $       27,698
                   US Government and Federal
                     agency bonds                         1,392            5,126
                   Corporate bonds                        2,986            7,290
                   Certificates of deposit                   --            2,043
                                                 --------------   --------------
                                                          9,326           42,157
                   Marketable equity securities           4,766               --
                                                 --------------   --------------
                                                 $       14,092   $       42,157
                                                 ==============   ==============

[6]      Inventories:

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

         Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount. No impairment losses have been incurred for the years presented other than the impairment in the cost in excess of fair value acquired as described in Note A[8].

[8]      Cost in excess of fair value of net assets acquired:

         Cost in excess of fair value of net assets acquired relates to the acquisition of Diva Acquisition Corp in 1996, and through December 31, 2001 was being amortized over 20 years. During 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Amortization of indefinite lived intangible assets was no longer allowed under FAS 142, however these identified assets are subject to impairment tests at least annually or whenever an event occurs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         On May 1, 1998, the Company purchased certain assets from and assumed certain liabilities of Daniel Scott, Inc. which operated two retail outlet stores under the name Shoe Biz. The acquisition was recorded at a total cost of approximately $703, including related expenses, of which $635 was allocated to cost in excess of fair value of the identifiable net assets acquired ("goodwill"). Prior to the adoption of FAS No. 142, the Company had amortized approximately $116 of the goodwill, resulting in a net value of $519. During the year ended December 31, 2004, the Company operated four stores under the Shoe Biz name. In order to consolidate its resources to the Steve Madden brand, the Company has decided to discontinue using the Shoe Biz name. As a result, as of June 30, 2005, one Shoe Biz store has been converted to a Steve Madden store, while two other Shoe Biz stores have been closed. The remaining store operating under the Shoe Biz name has generated operating losses during the last fiscal years and the net present value of the future cash flows of this store is negative. As a result, the entire balance of the goodwill of $519 is considered impaired and was recognized as a reduction of income in the second quarter of 2005.

[9]      Net income per share:

         Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in-the-money options and the proceeds (including the amount of compensation cost, if any, attributed to future services and not yet recognized and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options) thereof were used to purchase treasury stock at the average market price during the period. For the years ended December 31, 2005 and 2004, options exercisable into approximately none and 1,252 shares of common stock, respectively, have not been included in the calculation of diluted income per share as the result would have been antidilutive.

[10]     Advertising costs:

         The Company expenses costs of print, radio and billboard advertisements as of the first date the advertisements take place. Advertising expense included in operating expenses amounted to approximately $8,354 in 2005, $8,993 in 2004 and $7,666 in 2003.

[11]     Fair value of financial instruments:

         The carrying value of the Company's financial instruments approximates fair value due to their short-term nature or their underlying terms. Marketable securities are carried at quoted market prices which represent fair value.

[12]     Stock-based compensation:

         At December 31, 2005, the Company had various stock option plans, which are described more fully in Note D. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                           Year Ended December 31,
                                                   --------------------------------------
                                                      2005          2004          2003
                                                   ----------    ----------    ----------
         Reported net income                       $   19,200    $   12,275    $   20,454
         Stock-based employee compensation
            included in reported net income, net
            of tax                                        165           623           412
         Stock-based employee compensation
            determined under the fair value
            based method, net of tax                   (2,004)       (3,861)       (2,838)
                                                   ----------    ----------    ----------

         Pro forma net income                      $   17,361    $    9,037    $   18,028
                                                   ==========    ==========    ==========

         Basic income per share:
              As reported                          $     1.43    $     0.93    $     1.58
              Pro forma                            $     1.29    $     0.69    $     1.39

         Diluted income per share:
              As reported                          $     1.38    $     0.86    $     1.45
              Pro forma                            $     1.24    $     0.64    $     1.28


         The weighted average fair value of options granted in 2005, 2004 and 2003 was approximately $6.11, $9.77 and $10.62, respectively, using the Black-Scholes option-pricing model with the following assumptions:

                                                 2005                 2004                 2003
                                             ------------         ------------         ------------
         Volatility                                43%                 65%                  71%
         Risk free interest rate                 3.86%            3.32% - 3.51%        2.18% - 3.0%
         Expected life in years                     3                   5                    4
         Dividend yield                             0                   0                    0


[13]     Revenue recognition:

         The Company recognizes revenue on wholesale sales when products are shipped pursuant to our standard terms which are freight on board (FOB) warehouse or when products are delivered to the consolidators as per the terms of the customers purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company earns commission income as a buying agent through its Adesso-Madden Division by arranging to produce private label shoes to the specifications of its clients. Commission revenue is recognized as earned subsequent to when title of the product transfers from the manufacturer to the customer and is on a net basis after deducting operating expenses.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Company licenses its Steve Madden trademark for use in connection with the manufacturing, marketing and sale of belts, handbags, sunglasses, eyewear and hosiery products. Each license agreement requires the licensee to pay to the Company a royalty and advertising fee based on net sales as defined in the various agreements. A minimum royalty and advertising fee is due the Company in the event that specified net sales targets are not achieved. Licensing revenue is recognized on the basis of net sales reported by the licensees or, if greater, minimum guaranteed royalties when earned. In substantially all of the Company's license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.

[14]     Sales deductions:

         The Company supports retailers' initiatives to maximize sales of the Company's products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the financial statements as deductions to net sales. For the years ended December 31, 2005, 2004 and 2003 the total deductions to net sales for these expenses were $36,356, $30,027 and $27,859 respectively.

[15]     Cost of sales:

         All costs incurred to bring finished products to the Company's distribution center are included in the cost of sales line item on the Consolidated Statement of Operations. These include purchase commissions, letter of credit fees, brokerage fees, FOB costs, sample expenses, custom duty, inbound freight, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of the Company's Consolidated Statement of Operations. The Company classifies all shipping costs to customers as operating expenses. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse, distribution, and royalty expenses as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

[16]     Warehouse and shipping costs:

         The Company includes all warehouse and distribution costs, including internal transfer costs, in the Operating Expenses line on the Consolidated Statements of Income. For the years ended December 31, 2005, 2004 and 2003, the total Warehouse and Distribution Costs included in Operating Expenses was $6,229, $5,819 and $3,510 respectively. The Company's standard terms of sales are "FOB Steve Madden warehouse" and thus the Company's wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the Operating Expense line in the Consolidated Statements of Income.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[18]     401(k) Plan:

         The Company maintains a tax-qualified, 401(k) plan which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company makes discretionary matching contributions of 25% of employees' contributions up to a maximum of 6% of employees' compensation, which vest to the employees over a period of time. Total matching contributions to the plan for 2005, 2004 and 2003 were approximately $176, $187 and $162, respectively.

[19]     Prior years' reclassification:

         Certain reclassifications were made to prior year amounts to conform to the 2005 presentation.

[20]     Recently issued accounting standards:

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. Note A(12) entitled Stock-based compensation provides a pro forma net income and earnings per share as if the Company had used a fair-value based method provided by SFAS 123R to measure stock-based compensation for 2005, 2004 and 2003. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006 and intends to use the "modified prospective method". Under this transition method, compensation cost will be recognized for all unvested options granted prior to the adoption date and for all share-based payments issued after the effective date. The Company has not yet determined the effect that the adoption of SFAS 123R will have on the Company's consolidated statements of income in 2006.

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

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include a specific transition provision. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine ether the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE B - PROPERTY AND EQUIPMENT

         The major classes of assets and accumulated depreciation and amortization are as follows:

                                                                      December 31,
                                                             ----------------------------
                                                                 2005            2004
                                                             ------------    ------------
            Leasehold improvements                           $     31,690    $     27,754
            Machinery and equipment                                 1,001             799
            Furniture and fixtures                                  4,823           4,673
            Computer equipment                                      5,458           5,043
                                                             ------------    ------------

                                                                   42,972          38,269
            Less accumulated depreciation and amortization        (22,074)        (17,554)
                                                             ------------    ------------

            Property and equipment - net                     $     20,898    $     20,715
                                                             ============    ============

NOTE C - DUE FROM FACTOR

On July 1, 2005, the Company entered into a factoring agreement with GMAC Commercial Finance LLC ("GMAC"). Under the terms of the agreement, the Company may request advances from the factor up to 80% of aggregate receivables purchased by the factor at an interest rate of two and one-half percent (2.5%) over the 30 day LIBOR. The Company also pays a fee equal to 0.325% of the gross invoice amount of each receivable purchased. Prior to July 1, 2005, the Company had a factoring agreement with Capital Factors, Inc. The Company sells and assigns a substantial portion of its receivables, principally without recourse, to the factor. As of December 31, 2005 and 2004, $555 and $295 of factored receivables, respectively, were sold by the Company with recourse. GMAC will maintain a lien on all of the Company's receivables and assume the credit risk for all assigned accounts approved by them with certain restrictions.

A "factored" sale (whether "with" or "without" recourse) is substantially the same as a non-factored sale and the Company accounts for its factored sales/receivables in the same manner as its non-factored sales/receivables. The factor services the collection of the Company's accounts receivable. Funds collected by the factor are applied against advances owed to the factor (if any), and the balance is due and payable to the Company, net of any fees. The allowance against "due from factor" is an estimated provision for markdowns, allowances, discounts, advertising and other deductions that customers may deduct against their payments.

NOTE D - STOCK OPTIONS

The Company has established various stock option plans under which options to purchase shares of common stock may be granted to employees, directors, officers, agents, consultants and independent contractors. The plans provide that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. No incentive stock option can be granted and exercised beyond five years to a stockholder owning 10% or more of the Company's outstanding common stock. Options granted under the plans during the three years ended December 31, 2005 vest between three months and two years from the date of grant.

The Company has several stock option plans. The 1993 Incentive Stock Option Plan, The 1995 Stock Plan, The 1996 Stock Plan and The 1997 Stock Plan provide for options to be granted to employees and directors.

The 1993 Incentive Stock Option Plan and the 1995 Stock Plan expired in 2003 and 2005, respectively.

In June 1999, the Company adopted The 1999 Stock Plan which authorized the issuance of up to 400,000 shares. In May 2000, the stockholders approved an amendment to this Plan to increase the maximum number of shares to be issued under the Plan to 975,000 shares. In July 2001, the stockholders approved an amendment to this Plan to increase the maximum number of shares to be issued under the Plan to 1,600,000 shares. In May 2002, the

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE D - STOCK OPTIONS (CONTINUED)

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

Through December 31, 2005, 3,219,000 options had been granted under The 1999 Stock Plan, as amended, and as of such date, 1,000 shares were available for grant.

In connection with the amended employment agreement of the former Chief Executive Officer ("CEO"), who is now the Company's Creative and Design Chief, the Company issued options to purchase 500,000 shares of its common stock. The options, which vested in August 1998, had an exercise price of $3.31 and were exercisable over 10 years expiring in March 2005. The last of these options were exercised in January of 2005. Unearned compensation was recorded in the amount of $1,345, which represented the difference between the exercise price and the fair value of the stock on the date of grant, and was classified as a component of stockholders' equity. Through December 31, 2003, the unearned compensation was being amortized over the ten-year term of the amended agreement. During the year ended December 31, 2004, the Company reevaluated its policy on amortizing unearned compensation relating to the issuance of stock options. The Company concluded that deferred compensation was to be amortized over the shorter of the vesting period of the option or the term of the employment agreement. Accordingly, the balance in unearned compensation was expensed, resulting in a charge to operations of $512 in 2004. $128 was charged to operations for the year ended December 31, 2003.

In connection with an amendment to the Chief Operating Officer's employment agreement (the "COO Agreement") dated July 1, 2002, the Company issued 20,000 restricted shares of its common stock, which vest quarterly through January 1, 2005. The market value of the stock on the date of grant was $18.74 per share. Unearned compensation was recorded in the amount of $375 and is classified as a component of stockholders' equity. The unearned compensation was amortized over the vesting period of the stock. Accordingly, $150 and $225 were charged to operations in 2004 and 2003, respectively.

Activity relating to stock options granted under the Company's plans and outside the plans during the three years ended December 31, 2005 is as follows:

                                         2005                          2004                           2003
                             ----------------------------   ----------------------------   ----------------------------
                                               Weighted                       Weighted                       Weighted
                                               Average                        Average                        Average
                              Number of        Exercise      Number of        Exercise      Number of        Exercise
                                Shares          Price          Shares          Price          Shares          Price
                             ------------    ------------   ------------    ------------   ------------    ------------
Outstanding at January 1        2,513,000    $      12.71      2,274,000    $      11.35      2,345,000    $      10.14
Granted                           319,000           17.89        380,000           17.84        403,000           17.81
Exercised                      (1,422,000)          11.59       (129,000)           3.25       (443,000)          10.79
Cancelled/Forfeited              (110,000)          18.82        (12,000)          19.00        (31,000)          11.87
                             ------------                   ------------                   ------------

Outstanding at December 31      1,300,000           14.68      2,513,000           12.71      2,274,000           11.35
                             ============                   ============                   ============

Exercisable at December 31      1,280,000           14.63      2,272,000           12.93      1,885,000           10.33
                             ============                   ============                   ============

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE D - STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options at December 31, 2005:

                                                  Options Outstanding                        Options Exercisable
                                   ---------------------------------------------------    ------------------------
                                                    Weighted Average                                      Weighted
                                                        Remaining          Weighted                       Average
                                       Number       Contractual Life       Average          Number        Exercise
    Range of Exercise Price         Outstanding        (in Years)       Exercise Price    Exercisable      Price
-----------------------------      -------------   -------------------  --------------    -----------     --------
under $3.35                             320,000            1.5              $ 3.31           320,000       $ 3.31
$5.50 to $12.00                          37,000            3.1                7.07            37,000         7.07
$17.42 to $18.75                        354,000            8.9               17.96           334,000        17.98
$18.98 to $20.98                        589,000            7.0               19.35           589,000        19.35
                                   ------------                                           ----------

                                      1,300,000            6.1               14.68         1,280,000        14.63
                                   ============                                           ==========


The following table summarizes the amount of options authorized, the amount of options granted (net of expired or cancelled options) and the amount of options available for grant for each of the 1996 Plan, 1997 Plan and 1999 Plan:


                                     1996 Plan   1997 Plan   1999 Plan
                                     ---------   ---------   ---------

         Options authorized            375,000   1,000,000   3,220,000

         Options granted net of
         expired or cancelled          373,700     997,200   3,219,000
                                     ---------   ---------   ---------

         Available for grant as of
         December 31, 2005               1,300       2,800       1,000
                                     =========   =========   =========


In May 2003, the Company granted 100,000 options to Charles Koppelman, a director, exercisable at $13.50 per share which vest over one year on a quarterly basis. The difference between the market price of $19.00 per share and the option exercise price was reflected as unearned compensation and was amortized over the one-year vesting period. In May of 2004, pursuant to a consulting agreement with this former director, the Company granted 100,000 options exercisable at $13.50 per share which vest over one year on a quarterly basis. The difference between the market price of $19.09 per share and the option exercise price has been reflected as unearned compensation and was amortized over the one-year vesting period. See note K(6) for a description of the consulting agreement.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE E - RESTRICTED STOCK AWARDS

Restricted stock awards have been granted to certain key executives in management. These awards vested on various dates between January 2004 and January 2006. Awards of 101,000 shares and 190,000 shares were granted in 2003 and 2002, respectively. The average market price on the date of grant for awards granted in 2003 and 2002 was $18.41 and $17.15, respectively. Restricted stock compensation charged to expense was $418, $1,715 and $842 for 2005, 2004 and 2003, respectively.

In July 2004, the Company and several of its salesmen mutually agreed to replace restricted stock awards due to vest in January 2006 with cash awards to be paid on the vesting date. No shares had been issued under the original award. These cash rewards retained the same characteristics as the original restricted stock awards. The vesting date (i.e. the payment date) of the cash awards was the same as the vesting date of the restricted stock, and the payment was contingent upon the recipient still being employed with the Company on the vesting date. The cash awards, which totaled $183, were charged to operations through December 31, 2005. The transaction resulted in a reduction of Paid in Capital equal to the vested award.

In April of 2004, an employee of the Company received shares of the Company's common stock pursuant to the vesting of his restricted stock award. These shares were unregistered, and in August 2004 the Company agreed to purchase the shares back from the employee for $378, which was equal to the value of the restricted stock when originally issued. The transaction resulted in a reduction of Paid in Capital equal to the vested award.

In April and October of 2002, two executives of the Company were granted restricted stock awards pursuant to their employment agreements. The awards vested on June 30, 2005 and were contingent on the employee's continuous employment through the vesting date. Under the terms of the agreements, the issuance of the shares of common stock required shareholder approval. At the annual meeting of stockholders held on May 27 of 2005, the shareholders did not approve the issuance of the shares. As stated in the Company's proxy statement, the executives were paid $1,776 equal to the fair value of the restricted stock when first granted. The transaction resulted in a reduction of Paid in Capital equal to the vested award.

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

NOTE H - COMMON STOCK DIVIDEND

On November 1, 2005, the Board of Directors declared a special dividend of $1 per share payable to Steven Madden, Ltd. shareholders of record at the close of business on November 14, 2005. The dividend was paid on November 23, 2005.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE I - OPERATING LEASES

The Company leases office, showroom and retail facilities under noncancelable operating leases with terms expiring at various times through 2021. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

                   2006                             $ 12,540
                   2007                               12,633
                   2008                               11,478
                   2009                               10,149
                   2010                                9,045
                   Thereafter                         28,466
                                                    --------

                                                    $ 84,311
                                                    ========

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes.

Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $15,592, $13,520 and $12,340, respectively. Included in such amounts are contingent rents of $182, $105 and $99 in 2005, 2004 and 2003, respectively.

Rent expense is calculated by amortizing total rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charge to operations differs from rent paid resulting in the Company recording deferred rent.

NOTE J - INCOME TAXES

The income tax provision (benefit) consists of the following:

                                   2005          2004          2003
                                ----------    ----------    ----------
         Current:
              Federal           $   12,690    $    6,422    $   12,183
              State and local        4,260         2,484         4,660
                                ----------    ----------    ----------
                                    16,950         8,906        16,843
                                ----------    ----------    ----------
         Deferred:
              Federal               (2,241)         (189)       (1,648)
              State and local         (449)          (38)         (330)
                                ----------    ----------    ----------
                                    (2,690)         (227)       (1,978)
                                ----------    ----------    ----------
                                $   14,260    $    8,679    $   14,865
                                ==========    ==========    ==========

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE J - INCOME TAXES (CONTINUED)

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

                                                                   December 31,
                                                      ----------------------------------
                                                        2005         2004         2003
                                                      --------     --------     --------
         Income taxes at federal statutory rate           35.0%        35.0%        35.0%
         State income taxes - net of federal income
              tax benefit                                  7.4          7.6          8.3
         Nondeductible impairment charges                  0.5           --           --
         Nondeductible items                               0.3          0.1          0.1
         Other                                            (0.6)        (1.3)        (1.3)
                                                      --------     --------     --------

         Effective rate                                   42.6%        41.4%        42.1%
                                                      ========     ========     ========

The Company applies the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Realization of deferred tax assets depends on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The components of deferred tax assets and liabilities are as follows:

                                                     December 31,
                                               -----------------------
                                                  2005         2004
                                               ----------   ----------
            Current deferred tax assets:
                 Receivable allowances         $    3,537   $    1,232
                 Inventory                          1,321          918
                 Unrealized loss                      316          286
                 Other                                426           62
                                               ----------   ----------

                                                    5,600        2,498
                                               ----------   ----------
            Non-current deferred tax assets:
                 Depreciation                       3,364        2,195
                 Deferred compensation                609        2,253
                 Deferred rent                        971          878
                 Unrealized loss                      624          454
                                               ----------   ----------

                                                    5,568        5,780
                                               ----------   ----------

            Deferred tax assets                $   11,168   $    8,278
                                               ==========   ==========

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


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

         In December 2001, the Company purchased a loss mitigation policy to cover costs arising out of lawsuits related to the June 2000 federal indictment of Steven Madden described above. The policy covered the Company's anticipated damages and legal costs in connection with such lawsuits. The Company was obligated to pay for damages and costs in excess of the policy limits. The cost of the policy was $6,950. On June 1, 2004, the aforementioned lawsuits were settled for damages and costs that were below the policy limits.

[2]      Other actions:

         (a) On December 15, 2003, the Company commenced an action against LaRue Distributors, Inc. ("LaRue") in the United States District Court for the Southern District of New York. The Company sought a declaratory judgment that the Company properly terminated a license agreement with LaRue and monetary damages for breach of the license agreement and trademark infringement by LaRue. On January 20, 2004, LaRue served an answer and counterclaim alleging that the license agreement was improperly terminated by the Company and seeking $9,900 in compensatory damages, as well as additional punitive damages. The parties served cross-motions for summary judgment which were submitted to the court on February 28, 2005. On August 1, 2005, the parties agreed to a settlement pursuant to which the Company paid LaRue $1,500 in full satisfaction of any and all claims relating to this action. A Stipulation of Dismissal, with prejudice, has been filed with the court and the parties have exchanged general releases.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


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

          (d) On July 28, 2005, adidas America, Inc., and adidas-Salomon AG (together, "adidas") filed a Demand for Arbitration (the "Demand") against Steve Madden, Ltd., and Steve Madden Retail, Inc. before the American Arbitration Association. In its Demand, adidas alleged that the parties had previously been engaged in a lawsuit over the Company's sale of sneakers that allegedly infringed adidas' "three stripe" mark. The parties settled that lawsuit by entering into a settlement agreement dated August 4, 2003 that prohibited the Company from selling shoes that contained adidas' "three-stripe" mark either with one additional stripe or with one less stripe. adidas alleged in the Demand that the Company was selling three shoes (the Finnley, the Troyy, and the Soccet) that adidas contends violate the settlement agreement and infringe adidas' "three-stripe" mark. The parties were engaged in settlement discussions for several months, but so far have been unable to settle and the Company filed its answer to the Demand for Arbitration on January 20th, 2006. The parties will be jointly selecting a panel of arbitrators over the next few weeks, while settlement discussions continue. No discovery demands have been exchanged. The Company believes it has substantial defenses to the claims asserted in the Demand for Arbitration.

         (e) On August 10, 2005, the U.S. Customs Department ("Customs") issued a report that asserts that certain commissions which the Company treated as buying agents commissions (which is non-dutiable), should be treated as "selling agents commissions" and hence is dutiable. In the report, Customs estimates that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051. Based on management's estimation at this point, a reserve of $1,051 has been recorded as of the December 31, 2005 Financial Statements. Such reserve may in the future be modified to reflect the status of this matter.

         (f) On or about January 23, 2006, the Company and certain of its executives were named as defendants in a lawsuit filed by Jojeli, Inc. ("Jojeli") and Alan Rick Friedman in the United States District Court for the Southern District of New York. In their complaint, Jojeli and Mr. Friedman assert claims arising from the Company's decision to terminate Jojeli's services on or about November 28, 2005. Mr. Friedman, Jojeli's principal, served as a senior salesperson for the Company, and provided his services to the Company pursuant to an April 26, 2004 written agreement. In their complaint, Jojeli and Mr. Friedman allege eight claims against the Company and/or four of its executives, including breach of contract, violation of the New York Labor Law, tortuous interference with contract, civil conspiracy, defamation, and prima facie tort. They seek damages on their various claims in differing amounts, ranging from $500 to $5,000, and they also seek a declaration that they are not bound by the restrictive covenant in the parties' contract. The Company is still investigating the allegations of the complaint and has not yet filed an answer or

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE K - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

                  any relief from the Court. The Company believes the claims to be without merit and it intends to vigorously defend the lawsuit.

          (g) The Company has been named as a defendant in certain other lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the Company's financial position or results of operations. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

[3]      Employment agreements:

         Effective as of July 1, 2005, the Company amended its employment agreement with Steven Madden, the Company's Creative and Design Chief. The agreement provides for an annual salary of $600, subject to certain specified adjustments, through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA and on revenue for any new business, an annual option grant at exercise prices equal to the market price on the date of grant and a non-accountable expense allowance.

         Effective as of July 1, 2005, the Company entered into an employment agreement with Awadhesh Sinha, pursuant to which Mr. Sinha will serve as the Company's Chief Operating Officer. The initial term of the agreement is three years through June 30, 2008, with successive one-year automatic renewal terms. The agreement provides for an annual salary of $425 with annual increases and performance bonuses. The agreement requires the Company to accrue deferred cash compensation equal to 25% of the annual salary, payable to Mr. Sinha at the end of the term of the agreement.

         Effective as of May 23, 2005, the Company amended its employment agreement with Richard Olicker, the Company's President. The agreement provided for an annual salary of $454 through December 31, 2005. The agreement also provides for an annual performance bonus. Mr. Olicker left the Company in conjunction with the expiration of his employment agreement on December 31, 2005.

         Effective January 1, 2006, the Company amended its employment agreement with Jamieson Karson, the Company's Chief Executive Officer and Chairman of the Board. The agreement provides for an annual salary of $500,000 through December 31, 2008. The agreement also provides for an annual bonus at the discretion of the Board of Directors.

         Effective February 1, 2006, the Company amended its employment agreement with Arvind Dharia, the Company's Chief Financial Officer. The agreement provides for an annual salary of $425, with annual increases through December 31, 2009. The agreement also provides for an annual bonus at the discretion of the Board of Directors.

         The Company has employment agreements with other executives (the "executives") which expire between June 30, 2007 and December 31, 2009. These agreements provide for cash bonuses based upon a percentage of year-to-year increases in earnings before interest, taxes, depreciation and amortization, option grants and non-accountable expense allowances as defined. Base salary commitments for these executives are as follows:

                            2006                  $ 1,849
                            2007                    1,643
                            2008                    1,192
                            2009                      480
                                                  -------
                                                  $ 5,164
                                                  =======

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE K - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

         In connection with their employment agreements, two executives received an aggregate of 40,000 shares of restricted common stock from the Company in 2002. The restricted shares vested equally each quarter over the period of their employment agreements through December 2005. Accordingly, the Company has recorded a charge to operations in the amount of $104 and $254 for the 20,000 and 20,000 shares that vested during the years ended December 31, 2005 and 2004, respectively. Further, one executive received 100,000 stock options exercisable at $19.00 per share, the market price on the date of grant. 20,000 of these options vested on June 30, 2003 and the balance vested equally, each quarter, through June 30, 2005.

         In addition, the Company accrued aggregate cash obligations of approximately $1,669 for bonuses under these agreements for the year ended December 31, 2005.

[4]      Letters of credit:

         At December 31, 2005 and 2004, the Company had open letters of credit for the purchase of imported merchandise of approximately $3,302 and $9,808, respectively.

[5]      Royalty agreements:

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

         On May 12, 2003, the Company entered into a long-term license agreement with Candie's, Inc. to design, manufacture, and distribute Candie's branded footwear for women and children worldwide. The initial term of the agreement expires on December 31, 2009, with four 3-year renewal terms, the last of which expires on December 31, 2021. The agreement required the Company to make royalty and advertising payments equal to a percentage of net sales of licensed products and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. On December 6, 2004, the agreement was amended to reflect Candie's decision to name Kohl's Corporation the exclusive provider of a new line of Candie's apparel. The amendment extended the initial term of the agreement to December 31, 2010, and eliminated the renewal term options. Pursuant to the amendment, commencing on January 1, 2007, the Company will no longer have the exclusive right to market Candie's branded footwear and will be permitted to sell Candie's branded footwear only to Kohl's. Under the terms of the amendment, Candie's guarantees that the Company will achieve minimum sales levels with Kohl's during the term of the agreement. In the event such minimum sales levels are not achieved, Candie's is required to compensate the Company in an amount based on a percentage of the sales shortfall. Effective January 1, 2005, all royalty and advertising payments were eliminated. As an inducement to execute the amendment, the Company is required to pay Candie's a total of $3,000 payable in eight equal quarterly installments beginning in February of 2005.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE K - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

         Royalty expenses are included in the "operating expenses" section of the Company's Consolidated Statements of Income. Aggregate minimum future royalties under these agreements are as follows:

                   Year Ending
                   December 31,
                -----------------

                      2006              $     2,318
                      2007                      375
                                        -----------

                                        $     2,693
                                        ===========

[6]      Related Party Transactions:

         In January 2004, the Company entered into an agreement with JLM Consultants, a company wholly-owned by John Madden, one of the Company's directors. Under this agreement, Mr. Madden provided consulting services with respect to the development of international sales of the Company. Pursuant to this agreement, JLM Consultants received a fee and expenses of $352 and $252 in 2005 and 2004 respectively, in addition to fees Mr. Madden received for service to the Company as a director.

         In July 2001, the Company entered into a consulting agreement with Peter J. Solomon & Company, a financial advisory firm of which Marc Cooper, one of the Company's directors, is a managing director. Under this agreement, the firm provided financial advisory and investment banking services to the Company. This agreement was amended in March 2004. Pursuant to this agreement, the Company paid fees and expenses to Peter J. Solomon & Company of $66, $161 and $33 for 2005, 2004 and 2003 respectively.

         In July 2004, the Company entered into a consulting agreement with Charles Koppelman, who served as a director of the Company from June 1998 through May 2004 and as Chairman of the Board from July 2001 through May 2004. Under this agreement, Mr. Koppelman provided consulting services that included enhancing and promoting the Company's brands and seeking licensing and acquisition opportunities. Pursuant to this agreement, Mr. Koppelman received 100,000 options and a fee of $90 and $105 in 2005 and 2004 respectively. See Note D for a description of the options. This agreement expired on June 30, 2005.

         In October 2002, the Company entered into an arrangement with Jeff Birnbaum, one of the Company's directors. Under this arrangement, Mr. Birnbaum provided consulting services with respect to the designing and manufacturing of shoes and general consulting services to the Company. Pursuant to this arrangement, Mr. Birnbaum received a fee of $200 and $250 in 2005 and 2004 respectively, in addition to fees received for service to the Company as a director. Mr. Birnbaum has been a one-third stockholder and the Product Development Manager of Dolphin Shoe Company since August 1982. Dolphin Shoe Company is one of the Company's domestic suppliers. In addition, Jeff Birnbaum's brother, Steven Birnbaum owned a trading company, Bulls Eye Trading ("Bullseye") that acted as a selling agent for the Company. Dolphin Shoe acquired Bullseye in 2005. Jeff Birnbaum did not own an interest in Bullseye nor was he a director of Bullseye nor did Bullseye pay him any compensation.

         The Madden Mens division of the Company purchases a significant amount of shoes from La Tandem International, Inc. Mr. James Chen, the brother of Harry Chen, is the President of La Tandem International, Inc., and La Tandem International, Inc. is owned or controlled by members of the Chen family. Harry Chen was the chairman and lead designer of the Madden Mens Division of the Company until June 30, 2005.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE K - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

[7]      Concentrations:

         The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company's marketable securities and a money account are principally held at one brokerage company.

         During the year ended December 31, 2005, the Company purchased approximately 21% and 12% of its merchandise from two suppliers in China, respectively. Total inventory purchases for the year ended December 31, 2005 from China was approximately 82%.

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

         Sales to one customer accounted for 19% of total net sales for the year ended December 31, 2005. This customer represented 24% of accounts receivable at December 31, 2005.

         Sales to two customers accounted for 10% and 9% of total net sales for the year ended December 31, 2004. These customers each represented 13% of accounts receivable at December 31, 2004.

         Sales to two customers accounted for 10% and 11% of total net sales for the year ended December 31, 2003. These customers each represented 17% of accounts receivable at December 31, 2003.

         Sales to such customers are included in the wholesale segment (see Note
         M). Purchases are made primarily in United States dollars.

[8]      Valuation and qualifying accounts:

         The following is a summary of the allowance for doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount Due from Factor for the years ended December 31:

                                                                    2005         2004         2003
                                                                 ----------   ----------   ----------
         Balance at beginning of year                            $    2,915   $    2,378   $    2,215
         Charged to expense                                           5,485          537          163
         Uncollectible accounts written off, net of recoveries           --           --           --
                                                                 ----------   ----------   ----------

         Balance at end of year                                  $    8,400   $    2,915   $    2,378
                                                                 ==========   ==========   ==========

         The following is a summary of the reserve for slow moving inventory for the years ended December 31:

                                             2005         2004         2003
                                          ----------   ----------   ----------
         Balance at beginning of year     $      608   $      663   $      877
         Charged to reserve                       --           55          214
         Increase to the reserve                 535           --           --
                                          ----------   ----------   ----------
         Balance at end of year           $    1,143   $      608   $      663
                                          ==========   ==========   ==========

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE K - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

         The following is a summary of cost in excess of fair value of net assets acquired and the related accumulated amortization for the years ended December 31:

                                                                  2005          2004         2003
                                                               ----------    ----------   ----------
         Cost basis
         Balance at beginning and end of year                  $    2,780    $    2,780   $    2,780
         Write-off of impaired assets                                (635)            0            0
                                                               ----------    ----------   ----------
         Balance at end of year                                     2,145         2,780        2,780
                                                               ----------    ----------   ----------

         Accumulated amortization
         Balance at beginning of year                                 714           714          714
         Write-off of impaired assets                                (116)            0            0
                                                               ----------    ----------   ----------
         Balance at end of year                                       598           714          714
                                                               ----------    ----------   ----------

         Cost in excess of fair value of net assets acquired   $    1,547    $    2,066   $    2,066
                                                               ==========    ==========   ==========

[9]      Other:

         Pursuant to an agreement reached on February 2, 2005 with an 8% shareholder, the Company has agreed to commit $25 million during the twelve months ended January 31, 2006 and $10 million during the twelve months ended January 31, 2007 to a combination of share repurchases and/or dividends, such programs to be implemented at such time and such manner as the board of directors shall determine in its sole discretion. As of March 6, 2006, the Company has repurchased 501 shares for $10,503 and has paid dividends of $13,814.

NOTE L - SUBSEQUENT EVENT

On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. Founded in 1995, Daniel
M. Friedman is a manufacturer and distributor of name fashion handbags and accessories. The acquisition was completed for $18,000 in cash and includes certain earn out provisions based on financial performance through 2010. In October of 1998, the Company entered into a license agreement with Daniel M. Friedman for the design, manufacture and distribution of women's belts in the United States and Canada. This agreement expired on June 30, 2005. On July 14, 2005, the Company entered into a new license agreement with Daniel M. Friedman for the design, manufacture and distribution of handbags, women's belts, wallets and other small leather goods.

NOTE M - OPERATING SEGMENT INFORMATION

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE M - OPERATING SEGMENT INFORMATION (CONTINUED)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before other income (expense) and the provision for income taxes. The following is information for the Company's reportable segments:

                                           Wholesale          Retail       Private label      Consolidated
                                         --------------   --------------   --------------    --------------
Year ended December 31, 2005:
  Net sales to external customers (a)    $      254,275   $      121,511                     $      375,786
  Gross profit                                   82,328           60,172                            142,500
  Commissions and licensing fees - net            2,286                    $        4,833             7,119
  Income from operations                         21,311            5,426            4,833            31,570
  Depreciation and amortization                   1,361            3,750                9             5,120
  Loss on disposal of fixed assets                                   535                                535
  Other significant items:
    Deferred compensation                           703                                                 703
    Deferred rent expense                           281              391               (3)              669
    Provision for doubtful accounts               5,485                                               5,485
  Segment assets (b)                            171,316           38,576            1,836           211,728
  Capital expenditures                            1,011            4,366                              5,377

Year ended December 31, 2004:
  Net sales to external customers (a)    $      230,347   $      107,797                     $      338,144
  Gross profit                                   66,749           55,920                            122,669
  Commissions and licensing fees - net            2,310                    $        2,278             4,588
  Income from operations                          8,272            8,431            2,278            18,981
  Depreciation and amortization                   1,442            3,416                7             4,865
  Loss on disposal of fixed assets                                   198                                198
  Other significant items:
    Deferred compensation                         2,782                                               2,782
    Deferred rent expense (reversal)                192               68                                260
    Provision for doubtful accounts                 537                                                 537
  Segment assets (b)                            135,362           44,048              891           180,301
  Capital expenditures                            1,965            5,414                8             7,387

Year ended December 31, 2003:
  Net sales to external customers (a)    $      228,686   $       95,518                     $      324,204
  Gross profit                                   75,167           50,852                            126,019
  Commissions and licensing fees - net            2,838                    $        2,904             5,742
  Income from operations                         21,589            9,133            2,904            33,626
  Depreciation and amortization                   1,136            3,604                3             4,743
  Other significant items:
    Deferred compensation                         2,877                                               2,877
    Deferred rent expense (reversal)                 33              262                1               296
    Provision for doubtful accounts                 163                                                 163
  Segment assets (b)                            139,625           37,828              417           177,870
  Capital expenditures                            2,667            3,394                              6,061

(a) Attributed to the United States, based on the location in which the sale originated.

(b) All long-lived assets, consisting of property and equipment and cost in excess of fair value of net assets acquired, are located in the United States.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2005 and 2004
($ in thousands except per share data)


NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004:

                                                  March 31,        June 30,      September 30,     December 31,
                                               --------------   --------------   --------------   --------------
2005:
  Wholesale, net                               $       56,861   $       68,331   $       71,018   $       58,065
  Retail, net                                          26,475           32,627           29,049           33,360
                                               --------------   --------------   --------------   --------------
    Net sales                                          83,336          100,958          100,067           91,425
  Cost of sales                                        55,018           62,448           63,836           51,984
                                               --------------   --------------   --------------   --------------
  Gross profit                                         28,318           38,510           36,231           39,441
  Commissions and licensing fee income - net            1,225            1,799            2,217            1,878
  Net income                                              962            5,286            5,513            7,439
  Net income per share:
    Basic                                                0.07             0.40             0.41             0.54
    Diluted                                              0.07             0.39             0.39             0.51

2004:
  Wholesale, net                               $       55,067   $       59,804   $       64,851   $       50,625
  Retail, net                                          23,701           26,430           23,759           33,907
                                               --------------   --------------   --------------   --------------
    Net sales                                          78,768           86,234           88,610           84,532
  Cost of sales                                        47,496           53,522           57,160           57,297
                                               --------------   --------------   --------------   --------------
  Gross profit                                         31,272           32,712           31,450           27,235
  Commissions and licensing fee income - net              834            1,215            1,175            1,364
  Net income                                            4,126            4,090            3,686              373
  Net income per share:
    Basic                                                0.31             0.31             0.28             0.03
    Diluted                                              0.29             0.28             0.26             0.03

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

10.01 Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 20, 2005).

10.02    Employment Agreement of Jamieson Karson (incorporated by reference to
         Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2006).

10.03    Employment Agreement of Arvind Dharia (incorporated by reference to
         Exhibit 10.07 to the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2000).

10.04 Amendment No. 1 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001).

10.05 Amendment No. 2 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending September 30, 2002).

10.06 Amendment No. 3 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 2006).

10.07 Amendment No. 2 to Employment Agreement of Richard Olicker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 16, 2005).

10.08 Employment Agreement between the Company and Awadhesh Sinha, dated as of June 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 21, 2005).

10.09 Consulting Agreement, effective as of August 1, 2004, between the Company, John Madden and J.L.M. Consultants Inc.

10.10 Amendment No. 1 to Consulting Agreement, dated as of March 10, 2005, between the Company, John Madden and J.L.M. Consultants Inc.

10.11 Amendment No. 2 to Consulting Agreement, dated as of April 14, 2005, between the Company, John Madden and J.L.M. Consultants Inc.

10.12 Employment Agreement with Robert Schmertz dated March 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).

10.13 Employment Agreement with Andrew Shames dated March 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).

10.14 Commission Agreement between the Company and Hev Sales, Inc. dated March 8, 2004 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).

10.15 Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated May 7, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).

10.16 Amendment No. 1 to Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated September 2, 2002 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).

10.17 Amendment No. 2 to Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated September 27, 2002 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).

10.18 Employment Agreement between Adesso-Madden, Inc. and Gerald Mongeluzo (incorporated by reference to Exhibit 99.5 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001).

10.19 Employment Agreement between Steven Madden Retail, Inc. and Mark Jankowski (incorporated by reference to Exhibit 99.6 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30,
         2001).

10.20 Settlement Agreement, dated February 2, 2005, among Barington Companies Equity Partners, L.P., Barington Companies Investors, LLC, James Mitarotonda, Barington Companies Offshore Fund, Ltd., Barington Companies Advisors, LLC, Barington Capital Group, L.P., LNA Capital Corp., Parche, LLC, Starboard Value & Opportunity Fund, LLC, Admiral Advisors, LLC, Ramius Capital Group, LC, C4S & Co., LLC, Peter A. Cohen, Morgan B. Stark, Jeffrey M. Solomon, Thomas W. Strauss, RJG Capital Partners, LP, RJG Capital Management, LLC, Ronald Gross and Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on February 2, 2005).

10.21 Stock Purchase Agreement, dated as of February 7, 2006, by and between the Company and Daniel M. Friedman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2006).

10.22 Earn-Out Agreement, dated as of February 7, 2006, by and among the Company, Daniel M. Friedman, Daniel M. Friedman & Associates, Inc. and DMF International, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2006).

10.24 1996 Stock Plan, approved and adopted on March 6, 1996 (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-8 filed with the Commission on November 3, 1997).

10.25 The 1997 Stock Plan, approved and adopted on May 10, 1997 (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-8 filed with the Commission on November 3, 1997).

10.27 The 1998 Stock Plan, approved and adopted on January 16, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed with the Commission on July 28, 1998).

10.28 The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to
         Exhibit 10.A to the Company's Registration Statement on Form S-8 filed with the Commission on July 26, 2004).

21.01    Subsidiaries of Registrant

23.01    Consent of Eisner LLP

24.01    Power of Attorney (included on signature page hereto).

     SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:        New York, New York
              March 14, 2006



                                        STEVEN MADDEN, LTD.

                                        By: /s/ JAMIESON A. KARSON
                                            ------------------------------------
                                            Jamieson Karson
                                            Chairman and Chief Executive Officer




KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jamieson A. Karson and Arvind Dharia, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.





        Signature                            Title                     Date
----------------------------      ----------------------------     -------------

/s/ JAMIESON A. KARSON            Chairman and Chief Executive     March 8, 2006
----------------------------      Officer
Jamieson Karson

/s/ ARVIND DHARIA                 Chief Financial Officer          March 8, 2006
----------------------------
Arvind Dharia

/s/ JEFFREY BIRNBAUM              Director                         March 8, 2006
----------------------------
Jeffrey Birnbaum

/s/ MARC COOPER                   Director                         March 8, 2006
----------------------------
Marc Cooper

/s/ JOHN L. MADDEN                Director                         March 8, 2006
----------------------------
John L. Madden

/s/ HAROLD KAHN                   Director                         March 8, 2006
----------------------------
Harold Kahn

/s/ PETER MIGLIORINI              Director                         March 8, 2006
----------------------------
Peter Migliorini

/s/ THOMAS H. SCHWARTZ            Director                         March 8, 2006
----------------------------
Thomas H. Schwartz

/s/ WALTER YETNIKOFF              Director                         March 8, 2006
----------------------------
Walter Yetnikoff

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

10.01 Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 20, 2005).

10.02    Employment Agreement of Jamieson Karson (incorporated by reference to
         Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2006).

10.03    Employment Agreement of Arvind Dharia (incorporated by reference to
         Exhibit 10.07 to the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2000).

10.04 Amendment No. 1 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001).

10.05 Amendment No. 2 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending September 30, 2002).

10.06 Amendment No. 3 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 2006).

10.07 Amendment No. 2 to Employment Agreement of Richard Olicker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 16, 2005).

10.08 Employment Agreement between the Company and Awadhesh Sinha, dated as of June 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 21, 2005).

10.09 Consulting Agreement, effective as of August 1, 2004, between the Company, John Madden and J.L.M. Consultants Inc.

10.10 Amendment No. 1 to Consulting Agreement, dated as of March 10, 2005, between the Company, John Madden and J.L.M. Consultants Inc.

10.11 Amendment No. 2 to Consulting Agreement, dated as of April 14, 2005, between the Company, John Madden and J.L.M. Consultants Inc.

10.12 Employment Agreement with Robert Schmertz dated March 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).

10.13 Employment Agreement with Andrew Shames dated March 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).

10.14 Commission Agreement between the Company and Hev Sales, Inc. dated March 8, 2004 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).

10.15 Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated May 7, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).

10.16 Amendment No. 1 to Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated September 2, 2002 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).

10.17 Amendment No. 2 to Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated September 27, 2002 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).

10.18 Employment Agreement between Adesso-Madden, Inc. and Gerald Mongeluzo (incorporated by reference to Exhibit 99.5 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001).

10.19 Employment Agreement between Steven Madden Retail, Inc. and Mark Jankowski (incorporated by reference to Exhibit 99.6 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30,
         2001).

10.20 Settlement Agreement, dated February 2, 2005, among Barington Companies Equity Partners, L.P., Barington Companies Investors, LLC, James Mitarotonda, Barington Companies Offshore Fund, Ltd., Barington Companies Advisors, LLC, Barington Capital Group, L.P., LNA Capital Corp., Parche, LLC, Starboard Value & Opportunity Fund, LLC, Admiral Advisors, LLC, Ramius Capital Group, LC, C4S & Co., LLC, Peter A. Cohen, Morgan B. Stark, Jeffrey M. Solomon, Thomas W. Strauss, RJG Capital Partners, LP, RJG Capital Management, LLC, Ronald Gross and Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on February 2, 2005).

10.21 Stock Purchase Agreement, dated as of February 7, 2006, by and between the Company and Daniel M. Friedman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2006).

10.22 Earn-Out Agreement, dated as of February 7, 2006, by and among the Company, Daniel M. Friedman, Daniel M. Friedman & Associates, Inc. and DMF International, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2006).

10.24 1996 Stock Plan, approved and adopted on March 6, 1996 (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-8 filed with the Commission on November 3, 1997).

10.25 The 1997 Stock Plan, approved and adopted on May 10, 1997 (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-8 filed with the Commission on November 3, 1997).

10.27 The 1998 Stock Plan, approved and adopted on January 16, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed with the Commission on July 28, 1998).

10.28 The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to
         Exhibit 10.A to the Company's Registration Statement on Form S-8 filed with the Commission on July 26, 2004).

21.01    Subsidiaries of Registrant

23.01    Consent of Eisner LLP

24.01    Power of Attorney (included on signature page hereto).