Form 10-K/A
period 2005-12-31
STEVEN MADDEN, LTD.
filed 2006-03-15
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                               EXPLANATORY NOTE:

STEVEN MADDEN, LTD. (THE "COMPANY") IS FILING THIS AMENDMENT NO. 1 ON FORM 10-K/A TO ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 TO REPLACE (i) THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS THAT WERE INADVERTENTLY DATED MARCH 16, 2006, AS OPPOSED TO THE DATE THEY WERE SIGNED, MARCH 14, 2006 AND (ii) THE EXHIBIT TABLES, WHICH INADVERTENTLY OMITTED LISTING THE CERTIFICATIONS. NO REVISIONS HAVE BEEN MADE TO THE COMPANY'S FINANCIAL STATEMENTS OR ANY OTHER DISCLOSURE CONTAINED IN THE COMPANY'S FORM 10-K ORIGINALLY FILED ON MARCH 14, 2006.

(b)      Exhibits


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

10.02    Employment Agreement of Jamieson Karson (incorporated by reference to
         Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2006).#

10.03    Employment Agreement of Arvind Dharia (incorporated by reference to
         Exhibit 10.07 to the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2000).#

10.04 Amendment No. 1 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001).#

10.05 Amendment No. 2 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending September 30, 2002).#

10.06 Amendment No. 3 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 2006).#

10.07 Amendment No. 2 to Employment Agreement of Richard Olicker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 16, 2005).#

10.08 Employment Agreement between the Company and Awadhesh Sinha, dated as of June 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 21, 2005).#

10.09 Consulting Agreement, effective as of August 1, 2004, between the Company, John Madden and J.L.M. Consultants Inc.*

10.10 Amendment No. 1 to Consulting Agreement, dated as of March 10, 2005, between the Company, John Madden and J.L.M. Consultants Inc.*

10.11 Amendment No. 2 to Consulting Agreement, dated as of April 14, 2005, between the Company, John Madden and J.L.M. Consultants Inc.*

10.12 Employment Agreement with Robert Schmertz dated March 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).#

10.13 Employment Agreement with Andrew Shames dated March 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).#

10.14 Commission Agreement between the Company and Hev Sales, Inc. dated March 8, 2004 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).

10.15 Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated May 7, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).#

10.16 Amendment No. 1 to Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated September 2, 2002 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).#

10.17 Amendment No. 2 to Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated September 27, 2002 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).#

10.18 Employment Agreement between Adesso-Madden, Inc. and Gerald Mongeluzo (incorporated by reference to Exhibit 99.5 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001).#

10.19 Employment Agreement between Steven Madden Retail, Inc. and Mark Jankowski (incorporated by reference to Exhibit 99.6 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30,
         2001).#

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

10.24 1996 Stock Plan, approved and adopted on March 6, 1996 (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-8 filed with the Commission on November 3, 1997).#

10.25 The 1997 Stock Plan, approved and adopted on May 10, 1997 (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-8 filed with the Commission on November 3, 1997).#

10.27 The 1998 Stock Plan, approved and adopted on January 16, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed with the Commission on July 28, 1998).#

10.28 The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to
         Exhibit 10.A to the Company's Registration Statement on Form S-8 filed with the Commission on July 26, 2004).#

21.01    Subsidiaries of Registrant.*

23.01    Consent of Eisner LLP*

24.01    Power of Attorney*

31.01 Certification of Chairman Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.02 Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.+

32.01 Certification of Chairman & Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.02 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
--------------------------
* Filed with the registrant's original Annual Report on Form 10-K for the year ended December 31, 2005, which was originally filed on March 14, 2006.

+    Filed herewith.

# Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(b).

     SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:        New York, New York
              March 15, 2006



                                        STEVEN MADDEN, LTD.

                                        By: /s/ JAMIESON A. KARSON
                                            ------------------------------------
                                            Jamieson Karson
                                            Chairman and Chief Executive Officer

                               STEVEN MADDEN, LTD.
                                   FORM 10-K/A

                                    EXHIBITS
                                    --------


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

10.02    Employment Agreement of Jamieson Karson (incorporated by reference to
         Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2006).#

10.03    Employment Agreement of Arvind Dharia (incorporated by reference to
         Exhibit 10.07 to the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2000).#

10.04 Amendment No. 1 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001).#

10.05 Amendment No. 2 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending September 30, 2002).#

10.06 Amendment No. 3 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 2006).#

10.07 Amendment No. 2 to Employment Agreement of Richard Olicker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 16, 2005).#

10.08 Employment Agreement between the Company and Awadhesh Sinha, dated as of June 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 21, 2005).#

10.09 Consulting Agreement, effective as of August 1, 2004, between the Company, John Madden and J.L.M. Consultants Inc.*

10.10 Amendment No. 1 to Consulting Agreement, dated as of March 10, 2005, between the Company, John Madden and J.L.M. Consultants Inc.*

10.11 Amendment No. 2 to Consulting Agreement, dated as of April 14, 2005, between the Company, John Madden and J.L.M. Consultants Inc.*

10.12 Employment Agreement with Robert Schmertz dated March 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).#

10.13 Employment Agreement with Andrew Shames dated March 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).#

10.14 Commission Agreement between the Company and Hev Sales, Inc. dated March 8, 2004 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).

10.15 Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated May 7, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).#

10.16 Amendment No. 1 to Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated September 2, 2002 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).#

10.17 Amendment No. 2 to Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated September 27, 2002 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).#

10.18 Employment Agreement between Adesso-Madden, Inc. and Gerald Mongeluzo (incorporated by reference to Exhibit 99.5 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001).#

10.19 Employment Agreement between Steven Madden Retail, Inc. and Mark Jankowski (incorporated by reference to Exhibit 99.6 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30,
         2001).#

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

10.24 1996 Stock Plan, approved and adopted on March 6, 1996 (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-8 filed with the Commission on November 3, 1997).#

10.25 The 1997 Stock Plan, approved and adopted on May 10, 1997 (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-8 filed with the Commission on November 3, 1997).#

10.27 The 1998 Stock Plan, approved and adopted on January 16, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed with the Commission on July 28, 1998).#

10.28 The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to
         Exhibit 10.A to the Company's Registration Statement on Form S-8 filed with the Commission on July 26, 2004).#

21.01    Subsidiaries of Registrant.*

23.01    Consent of Eisner LLP*

24.01    Power of Attorney*

31.01 Certification of Chairman Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.02 Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.+

32.01 Certification of Chairman & Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.02 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
--------------------------
* Filed with the registrant's original Annual Report on Form 10-K for the year ended December 31, 2005, which was originally filed on March 14, 2006.

+    Filed herewith.

# Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(b).