Form 10-K/A
period 2005-12-31
STEVEN MADDEN, LTD.
filed 2006-05-08
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                  Amendment #2

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

                                EXPLANATORY NOTE

Steven Madden, Ltd. (the "Company") is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 solely for the purpose of adding Exhibit 10.29 to the original Form 10-K.

The Amendment does not reflect events occurring after the filing of the original Form 10-K and, other than the addition of the exhibit referenced above to the exhibit lists and the filing of such exhibit, does not modify or update the disclosure in the original Form 10-K.

Item 15.  Exhibits and Financial Statement Schedules.

         (b)      Exhibits.

10.29 Employment Agreement between the Company and Amelia Newton Varela, effective as of October 1, 2004.#

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

-------------------------

# Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(b).

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   New York, New York
         May 8, 2006

                                        STEVEN MADDEN, LTD.

                                        By: /s/ JAMIESON KARSON
                                            ------------------------------------
                                            Jamieson Karson
                                            Chairman and Chief Executive Officer

                               STEVEN MADDEN, LTD.
                                   FORM 10-K/A

                                    EXHIBITS
                                    --------

10.29 Employment Agreement between the Company and Amelia Newton Varela, effective as of October 1, 2004.#

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

-------------------------

# Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(b).