Form 10-Q
period 2006-03-31
STEVEN MADDEN, LTD.
filed 2006-05-10
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2006
--------------------------------------------------------------------------------

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

As of May 4, 2006 there were 13,873,667 shares of the registrant's common stock, $.0001 par value, outstanding.

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                 March 31, 2006

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1.     Condensed Consolidated Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets........................    1

            Condensed Consolidated Statements of Operations..............    2

            Condensed Consolidated Statements of Cash Flows..............    3

            Notes to Unaudited Condensed Consolidated Financial
            Statements...................................................    4

ITEM 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations.............   12

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk...   17

ITEM 4.     Controls and Procedures......................................   18

PART II  OTHER INFORMATION

ITEM 1.     Legal Proceedings............................................   18

ITEM 1A.    Risk Factors.................................................   19

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds..   19

ITEM 6.     Exhibits.....................................................   20

            Signature....................................................   21

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

                                                                       March 31,     December 31,      March 31,
                                                                         2006            2005            2005
                                                                     ------------    ------------    ------------
                                                                      (unaudited)                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                          $     24,121    $     42,842    $     30,186
  Accounts receivable, net of allowances of $1,864, $813 and $640           5,034           3,294           1,973
  Due from factor, net of allowances of $10,151, $7,587 and $3,164         54,687          31,785          40,139
  Inventories                                                              36,579          28,412          28,684
  Marketable securities - available for sale                               14,761          24,092          14,011
  Prepaid expenses and other current assets                                 6,295           2,435           2,986
  Prepaid taxes                                                                --           2,512           1,959
  Deferred taxes                                                            5,526           5,600           3,030
                                                                     ------------    ------------    ------------

      Total current assets                                                147,003         140,972         122,968

Property and equipment, net                                                21,128          20,898          20,754
Deferred taxes                                                              5,478           5,568           5,488
Deposits and other                                                            848             586             433
Marketable securities - available for sale                                 40,147          42,157          33,925
Goodwill - net                                                              6,719           1,547           2,066
Intangibles - net                                                           8,172              --              --
                                                                     ------------    ------------    ------------

             Total Assets                                            $    229,495    $    211,728    $    185,634
                                                                     ============    ============    ============

LIABILITIES
Current liabilities:
  Accounts payable                                                   $     16,995          15,579    $     14,900
  Accrued expenses                                                         19,168          11,327           6,436
                                                                     ------------    ------------    ------------

      Total current liabilities                                            36,163          26,906          21,336

Deferred rent                                                               3,391           2,757           2,118
                                                                     ------------    ------------    ------------

                                                                           39,554          29,663          23,454
                                                                     ------------    ------------    ------------

Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized;
  none issued; Series A Junior Participating preferred stock -
  $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 60,000 shares authorized, 16,255,
  16,150 and 15,228 shares issued, 13,874, 13,916 and
  13,129 outstanding                                                            2               2               2
Additional paid-in capital                                                101,547          99,950          82,681
Retained earnings                                                         119,698         108,838         104,413
Unearned compensation                                                          --              --            (377)
Other comprehensive gain:
  Unrealized gain on marketable securities (net of taxes)                  (1,073)         (1,299)         (1,354)
Treasury stock - 2,381, 2,234 and 2,099 shares at cost                    (30,233)        (25,426)        (23,185)
                                                                     ------------    ------------    ------------

                                                                          189,941         182,065         162,180
                                                                     ------------    ------------    ------------

             Total Liabilities and Stockholders' Equity              $    229,495    $    211,728    $    185,634
                                                                     ============    ============    ============

See accompanying notes to condensed consolidated financial statements - unaudited                               1

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

                                                                Three Months Ended
                                                                     March 31,
                                                           ----------------------------
                                                               2006            2005
                                                           ------------    ------------
Net sales:
  Wholesale                                                $     82,982    $     56,861
  Retail                                                         25,333          26,475
                                                           ------------    ------------

                                                                108,315          83,336
                                                           ------------    ------------

Cost of sales:
  Wholesale                                                      48,857          41,441
  Retail                                                         13,175          14,543
                                                           ------------    ------------

                                                                 62,032          55,984
                                                           ------------    ------------

Gross profit:
  Wholesale                                                      34,125          15,420
  Retail                                                         12,158          11,932
                                                           ------------    ------------

                                                                 46,283          27,352

Commission and licensing fee income - net                         3,762           1,225
Operating expenses                                              (31,590)        (27,356)
                                                           ------------    ------------

Income from operations                                           18,455           1,221
Interest and other income, net                                      271             438
                                                           ------------    ------------

Income before provision for income taxes                         18,726           1,659
Provision for income taxes                                        7,866             697
                                                           ------------    ------------

Net income                                                 $     10,860    $        962
                                                           ============    ============

Basic income per share                                     $       0.78    $       0.07
                                                           ============    ============

Diluted income per share                                   $       0.74    $       0.07
                                                           ============    ============

Basic weighted average common shares outstanding                 13,917          13,235
Effect of dilutive securities - options/restricted stock            695             569
                                                           ------------    ------------

Diluted weighted average common shares outstanding               14,612          13,804
                                                           ============    ============

See accompanying notes to condensed consolidated financial statements - unaudited     2

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                ----------------------------
                                                                                                    2006            2005
                                                                                                ------------    ------------
Cash flows from operating activities:
  Net income                                                                                    $     10,860    $        962
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                                      1,507           1,227
    Loss on disposal of fixed assets                                                                     292              87
    Non-cash compensation                                                                                 60             327
    Provision for doubtful accounts and chargebacks                                                    3,354             889
    Deferred rent expense                                                                                124              30
    Realized loss on sale of marketable securities                                                       573              41
    Changes in:
      Accounts receivable                                                                             (1,007)          1,245
      Due from factor                                                                                (23,907)         (7,213)
      Inventories                                                                                     (2,284)          5,700
      Prepaid expenses, prepaid taxes, deposits and other assets                                         195          (1,401)
      Accounts payable and other accrued expenses                                                        279           1,659
                                                                                                ------------    ------------

        Net cash provided by (used in) operating activities                                           (9,954)          3,553
                                                                                                ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment                                                                 (1,508)         (1,353)
  Purchases of marketable securities                                                                     (73)           (426)
  Sale/redemption of marketable securities                                                            11,232           1,003
  Acquisition, net of cash acquired                                                                  (15,148)             --
                                                                                                ------------    ------------

        Net cash used in investing activities                                                         (5,497)           (776)
                                                                                                ------------    ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                              1,537           2,050
    Common stock purchased for treasury                                                               (4,807)         (5,494)
                                                                                                ------------    ------------

        Net cash used in financing activities                                                         (3,270)         (3,444)
                                                                                                ------------    ------------

Net decrease in cash and cash equivalents                                                            (18,721)           (667)
Cash and cash equivalents - beginning of period                                                       42,842          30,853
                                                                                                ------------    ------------

Cash and cash equivalents - end of period                                                       $     24,121    $     30,186
                                                                                                ============    ============

See accompanying notes to condensed consolidated financial statements - unaudited                                          3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2006
($ in thousands except per share data)


Note A - Basis of Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") and the results of its operations and cash flows for the periods presented. The results of its operations for the three-month period ended March 31, 2006 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2005 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 14, 2006.

Note B - Use of Estimates

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

Allowances for bad debts, returns and customer chargebacks: The Company provides reserves on trade accounts receivables for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance related deductions that relate to the current period sales. As a result of a reevaluation of the retail environment, the Company has revised its method for evaluating its estimate of the allowance for customer chargebacks beginning in the fourth quarter of 2005. In the past, the Company looked at historical dilution levels for customers to determine the allowance amount. Under the new method of estimation, the Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include inventory levels, sell through rates and gross margin levels, are analyzed by key account executives to estimate the amount of the anticipated customer allowance.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2006
($ in thousands except per share data)


Note E - Revenue Recognition

The Company recognizes revenue on wholesale sales when products are shipped pursuant to our standard terms which are freight on board (FOB) warehouse or when products are delivered to the consolidators as per the terms of the customers purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company earns commission income as a buying agent through its Adesso-Madden Division by arranging to produce private label shoes to the specifications of its clients. In addition, the Company has leveraged the strength of its Steve Madden brands and product designs resulting in a partial recovery of its design, product and development costs from its suppliers. Commission revenue and product and development cost recoveries are recognized as earned when title of the product transfers from the manufacturer to the customer and is reported on a net basis after deducting operating expenses.

The Company licenses its Steve Madden trademark for use in connection with the manufacturing, marketing and sale of sunglasses, eyewear and hosiery products. Each license agreement requires the licensee to pay to the Company a royalty and advertising fee based on net sales as defined in the various agreements. A minimum royalty and advertising fee is due the Company in the event that specified net sales targets are not achieved. Licensing revenue is recognized on the basis of net sales reported by the licensees or, if greater, minimum guaranteed royalties when earned. In substantially all of the Company's license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.

Note F - Sales Deductions

The Company supports retailers' initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the Condensed Consolidated Statement of Operations as deductions to net sales. For the three-month periods ended March 31, 2006 and 2005, the total deduction to net sales for these expenses was $6,871 and $8,516, respectively.

Note G - Cost of Sales

All costs incurred to bring finished products to the Company's distribution center are included in the cost of sales line item on the Condensed Consolidated Statement of Operations. These include purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of the Company's Condensed Consolidated Statement of Operations. The Company classifies all shipping costs to customers as operating expenses. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

Note H - Stock Incentive Plan

In March of 2006, the Board of Directors approved the Steven Madden, Ltd. Stock Incentive Plan (the "Plan") under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The Board's adoption of the Plan is subject to shareholder approval. The number of shares that may be issued or used under the Plan cannot exceed 800,000 shares. On March 20, 2006, subject to shareholder approval, the Company awarded 120,800 restricted stock shares to employees and directors that will, with some exceptions, vest annually in equal parts over four years. The compensation associated with the restricted stock will be valued based on the closing price of the Company's common stock on the date of shareholder approval.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2006
($ in thousands except per share data)


Note I - Reclassification

The Company has reclassified royalty payments on its Condensed Consolidated Statement of Operations from operating expenses to cost of sales. This reclassification resulted in an increase in the cost of sales for the three months ended March 31, 2006 and 2005 of $879 and $966, respectively, with a corresponding decrease to operating expenses in the same periods. This reclassification had no impact on the net income of the Company.

Revision in the Classification of Auction Rate Bonds. During the first quarter of 2006, the Company revised its presentation of its auction rate bonds to short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the company has revised the classification to report these securities as short-term investments on its Consolidated Balance Sheet as of December 31, 2005. As previously reported at December 31, 2005, $10,000 of these auction rate municipal bonds were classified as cash and cash equivalents on the Company's Consolidated Balance Sheet.

Note J - Net Income Per Share of Common Stock

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Diluted income per share also reflects the unvested and unissued shares promised to employees which have a dilutive effect. For the purposes of calculating the diluted income per share for the three months ended March 31, 2006 and 2005, stock options representing approximately none and 1,202,000, respectively, have been excluded because including the shares would be anti-dilutive.

Note K - Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"), which requires stock-based compensation to be measured based on the fair value of the awards on the grant date. The Company elected the "modified prospective method" of transition as permitted by SFAS No. 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption are not restated. For the three-month period ended March 31, 2006, total equity-based compensation of $60 related to stock options previously granted was included in operating expense. As of March 31, 2006, unrecognized equity-based compensation is $60, which will be recognized in the quarter ended June 30, 2006. The equity-based compensation for the periods ended March 31 and June 30, 2006 relate to one employee, and thus no forfeitures were assumed in estimating the amount of compensation expense.

Prior to the adoption of FAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statements of Cash Flows. FAS No. 123R requires cash flows resulting from the tax benefits from tax deduction in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from the exercise of stock options during the three months ended March 31, 2006.

The weighted average fair value of options granted in 2005 was approximately $6.11 using the Black-Scholes option-pricing model assuming a volatility of 43%, risk free interest rate of 3.86%, an expected life of 3 years and no dividend yield.

There were 85,000 options exercised during the three months ended March 31, 2006 with a total intrinsic value of $1,537. During the three months ended March 31, 2006, 10,000 options vested with a weighted average exercise price of $17.76. As of March 31, 2006, there were 10,000 unvested options with a weighted average exercise price of $17.76, which will vest during the quarter ended June 30, 2006.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2006
($ in thousands except per share data)


Note K - Stock-Based Compensation (continued)

Prior to adopting SFAS No. 123R, the Company's equity-based compensation expense was accounted for under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123R to equity-based employee compensation for the period ended March 31, 2005:


         Reported net income                                   $        962
         Stock-based employee compensation included in
               reported net income, net of tax                           82
         Stock-based employee compensation determined
               under the fair value based method, net of tax           (538)
                                                               ------------

         Pro forma net income                                  $        506
                                                               ============

         Basic income per share:
               As reported                                     $       0.07
               Pro forma                                       $       0.04

         Diluted income per share:
               As reported                                     $       0.07
               Pro forma                                       $       0.04


Activity relating to stock options granted under the Company's plans and outside the plans during the quarters ended March 31, is as follows:

                                                2006                          2005
                                    ----------------------------   ----------------------------
                                                      Weighted                       Weighted
                                                      Average                        Average
                                       Number         Exercise        Number         Exercise
                                     of Shares         Price        of Shares         Price
                                    ------------    ------------   ------------    ------------
         Outstanding at January 1      1,300,000    $      12.71      2,513,000    $      12.71
         Granted                              --              --             --              --
         Exercised                       (85,000)          18.08       (500,000)           4.10
         Cancelled/Forfeited                  --              --             --              --
                                    ------------                   ------------

         Outstanding at March 31       1,215,000           14.44      2,013,000           14.84
                                    ============                   ============

         Exercisable at March 31       1,205,000           14.41      1,896,000           14.57
                                    ============                   ============

Note L - Acquisition

On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, "Daniel M. Friedman"). Founded in 1995, Daniel M. Friedman is a manufacturer and distributor of name brand fashion handbags and accessories. The acquisition was completed for consideration of $18,500 including transaction costs subject to adjustment, including certain earn out provisions based on financial performance through 2010.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2006
($ in thousands except per share data)


Note L - Acquisition (continued)

The Daniel M. Friedman acquisition was accounted for using the purchase method of accounting as required by SFAS Statement No. 141, "Business Combinations". Accordingly, the assets and liabilities of Daniel M. Friedman were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, as well as third- party independent valuations. The total preliminary purchase price has been allocated as follows:

         Current assets                         $      9,772
         Property, plant and equipment                   289
         Deposits                                         62
         Intangible assets                             8,400
         Goodwill                                      5,172
         Liabilities assumed                          (5,195)
                                                ------------

         Net assets acquired                    $     18,500
                                                ============

The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price pursuant to the earn out provisions or as additional information regarding assets and liabilities require.

The results of operations of Daniel M. Friedman have been included in the Company's Condensed Consolidated Statements of Operations from the date of the acquisition. The following pro forma information presents the results of the Company's operations as though the Daniel M. Friedman acquisition had been completed as of the first day of the quarters below:

                                               Three Months Ended March 31,
                                               ---------------------------
                                                   2006           2005
                                               ------------   ------------

         Net sales                             $    111,000   $     90,987
         Operating income                      $     18,634   $      2,448
         Net income                            $     10,964   $      1,646
         Basic earnings per share              $       0.79   $       0.12
         Diluted earnings per share            $       0.75   $       0.12


Note M - Goodwill and Intangible Assets

The following is a summary of goodwill and the related accumulated amortization for the quarter ended March 31, 2006:

                                                                               Net
                                                            Accumulated      carrying
                                              Cost basis    Amortization      amount
                                             ------------   ------------   ------------
         Balance at December 31, 2005        $      2,145   $        598   $      1,547
         Acquisition of Daniel M. Friedman          5,172              0          5,172
                                             ------------   ------------   ------------

         Balance at March 31, 2006           $      7,317   $        598   $      6,719
                                             ------------   ------------   ------------

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2006
($ in thousands except per share data)


Note M - Goodwill and Intangible Assets (continued)

The following table details intangible assets acquired on February 7, 2006 in the Daniel M. Friedman transaction as of March 31, 2006:

                                                 Accumulated    Net carrying
                                   Cost basis    Amortization      amount
                                  ------------   ------------   ------------
         Trade name               $        200   $          5   $        195
         Customer Relationships          2,600             44          2,556
         License Agreements              5,600            179          5,421
                                  ------------   ------------   ------------

                                  $      8,400   $        228   $      8,172
                                  ------------   ------------   ------------

The estimated future amortization expense of purchased intangibles as of March 31, 2006 is as follows:


             2006 (remaining nine months)           $  1,028
             2007                                      1,370
             2008                                      1,370
             2009                                      1,267
             2010                                      1,267
             Thereafter                                1,870
                                                    --------

                                                    $  8,172
                                                    ========

Note N - Comprehensive Income

Comprehensive income for the three-month periods ended March 31, 2006 and 2005, after considering other comprehensive income including unrealized gain (loss) on marketable securities of $226 and ($330), was $11,086 and $632, respectively.

NOTE O - COMMITMENTS, CONTINGENCIES AND OTHER

[1]   Legal proceedings:

          (a) On July 28, 2005, adidas America, Inc., and adidas-Salomon AG (together, "adidas") filed a Demand for Arbitration (the "Demand") against Steve Madden, Ltd., and Steve Madden Retail, Inc. before the American Arbitration Association. In its Demand, adidas alleged that the parties had previously been engaged in a lawsuit over the Company's sale of sneakers that allegedly infringed adidas' "three stripe" mark. The parties settled that lawsuit by entering into a settlement agreement dated August 4, 2003 that prohibited the Company from selling shoes that contained adidas' "three-stripe" mark either with one additional stripe or with one less stripe. Adidas alleged in the Demand that the Company was selling three shoes (the Finnley, the Troyy, and the Soccet) that adidas contends violate the settlement agreement and infringe adidas' "three-stripe" mark. The parties are actively engaged in settlement discussions and have reached a tentative settlement. Settlement drafts have been exchanged but are still being negotiated. The settlement will not have a material affect on the Company's financial position.

          (b) On August 10, 2005, the U.S. Customs Department ("Customs") issued a report that asserts that certain commissions which the Company treated as buying agents commissions (which is non-dutiable), should be treated as "selling agents commissions" and hence is dutiable. In the report, Customs estimates that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051 plus interest and penalties. Based on management's estimation at this

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2006
($ in thousands except per share data)


NOTE O - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)

               point, a reserve of $2,051 covering under-payments, interest and penalties, has been recorded as of the March 31, 2006 Condensed Consolidated Financial Statements. Such reserve may in the future be modified to reflect the status of this matter.

          (c)  On or about  January  23,  2006 the  Company  and Steven  Madden,
               Jamieson Karson, Arvind Dharia and Amelia Newton Varela were named as defendants in a lawsuit filed by Jojeli, Inc. ("Jojeli") and Alan Rick Friedman in the United States District Court for the Southern District of New York. In their complaint, Jojeli and Mr. Friedman assert claims arising from the Company's decision to terminate Jojeli's services on or about November 28, 2005. Mr. Friedman, Jojeli's principal, served as a senior salesperson for the Company, and provided his services to the Company pursuant to an April 26, 2004 written agreement. In their complaint, Jojeli and Mr. Friedman allege eight claims against the Company and/or three of its executives and/or one of its managers, including breach of contract, violation of the New York Labor Law, tortuous interference with contract, civil conspiracy, defamation, and prima facie tort. They seek damages on their various claims in differing amounts, ranging from $500 to $5,000 and they also seek a declaration that they are not bound by the restrictive covenant in the parties' contract. On or about March 1, 2006, the individual defendants and the Company moved to dismiss the tort claims contained in the complaint and to strike Mr. Friedman's claim for punitive damages in connection with his contract claims. More specifically, the defendants moved to dismiss the claims alleging defamation, interference with contract, prima facie tort and civil conspiracy. If the motion is granted in its entirety, the individual defendants would be dismissed from the suit and Mr. Friedman's remaining claims would consist of breach of contract and alleged violations of the New York Labor Law. On or about April 13, 2006, Mr. Friedman filed an amended complaint in the action. In his amended complaint, Mr. Friedman (i) dropped his defamation claim against the Company's Executive Vice President of Wholesale Sales, Amelia Newton Varela, (ii) dropped all claim(s) against the Company's Chief Financial Officer, Arvind Dharia, and (iii) supplemented certain allegations concerning the remaining defendants in an effort to strengthen or preserve his remaining tort claims. On April 13th, 2006 Mr. Friedman also filed his opposition to the motion to dismiss previously filed by the Company and the individual defendants. The Company and the individual defendants responded to Mr. Friedman's opposition to the motion to dismiss on May 3, 2006 and Mr. Friedman has until May 11, 2006 to respond. Based on management's estimation at this point, a reserve of $364 has been recorded as of the March 31, 2006 Condensed Consolidated Financial Statements. Such reserve may in the future be modified to reflect the status of this matter.

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

[2]   Stock Split

      On April 27, 2006, the Board of Directors declared a 3-for-2 stock split of its outstanding shares of common stock, to be effected in the form of a stock dividend on the Company's issued and outstanding common stock. Stockholders of record at the close of business on May 11, 2006 will receive one additional share of Steven Madden Ltd. common stock for every two shares of common stock owned on this date. The additional shares are expected to be distributed on or about May 25, 2006. Stockholders will receive cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2006
($ in thousands except per share data)


Note P - Operating Segment Information

The Company's reportable segments are primarily based on methods used to distribute its products. The wholesale segment, through sales to department and specialty stores, and the retail segment, through the operation of retail stores and the website, derive revenue from sales of branded women's, men's, girl's and children's footwear and accessories. In addition, the wholesale segment has a licensing program that extends the Steve Madden and Stevies brands to accessories and ready-to-wear apparel. The private label segment represents activities of a subsidiary which earns commissions for serving as a buying agent to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of private label shoes.

                                           Wholesale       Retail      Private label   Consolidated
                                         ------------   ------------    ------------   ------------
Quarter ended March 31, 2006:
  Net sales to external customers        $     82,982   $     25,333                   $    108,315
  Gross profit                                 34,125         12,158                         46,283
  Commissions and licensing fees - net            805                   $      2,957          3,762
  Income (loss) from operations                16,629         (1,131)          2,957         18,455
  Segment assets                              170,478         41,736          17,281        229,495

Quarter ended March 31, 2005:
  Net sales to external customers        $     56,861   $     26,475                   $     83,336
  Gross profit                                 15,806         11,932                         27,738
  Commissions and licensing fees - net            580                   $        645          1,225
  Income (loss) from operations                 1,046           (470)            645          1,221
  Segment assets                              136,881         38,986           9,767        185,634

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

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

Overview:
($ in thousands, except retail sales data per square foot and earnings per share data)

The momentum established by the Company during the second half of 2005 continued in the first quarter of 2006. Net sales increased 30% to $108,315 in the quarter ended March 31, 2006 from $83,336 in the comparable period of 2005, while net commission and licensing fee income increased 207% to $3,762 from $1,225 during the same period. Net income increased to $10,860 in the first quarter of 2006 compared to $962 for the same period of 2005. The Company's diluted earnings per share increased to $0.74 per share for the quarter ended March 31, 2006 compared to $0.07 per share in the comparable period of 2005.

The sales growth was driven by a very strong performance from the Company's existing brands in addition to the contribution of the recently acquired Daniel
M. Friedman. It is also the result of the Company's continued efforts to diversify its brand portfolio and expand its product offerings. SM New York, which was introduced in the fourth quarter of last year, performed better than expected. In addition, the Company introduced the Rule product line in this quarter, which also added to the Company's sales growth.

The Company's new inventory controls and other operating initiatives implemented last year continued to pay dividends. Gross margin for the quarter increased significantly to 43% from 33% in the comparable period last year.

In the Retail Division, first quarter of 2006 sales decreased 4% to $25,333 from $26,475 in the same period last year. Same store sales (sales in stores that were in operation throughout the first quarter of 2006 and 2005) decreased 8%. The sales decrease was due primarily to planned declines in the accessories and men's categories as the Company repositions its offerings in those areas, as well as a reduction in promotional sales. Store sales productivity remained high with sales per square foot of stores opened for twelve months of $741.

The Company's annualized inventory turnover increased to 8 times in quarter ended March 31, 2006 compared to 7 times in the comparable period of 2005, reflecting the inventory controls mentioned above. The Company's accounts receivable average collection days (excluding the newly acquired Daniel M. Friedman division) improved to 56 days in the first quarter of 2006 compared to 63 days in the comparable period of 2005. As of March 31, 2006, the Company had $79,029 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders equity of $189,941. Working capital increased to $110,840 as of March 31, 2006, compared to $101,632 on March 31, 2005.

The Company continued to prove its commitment to return capital to the shareholders and its confidence in the Company's future by repurchasing 147,000 shares of the Company's common stock for approximately $4,800.

On April 27, 2006, the Board of Directors declared a 3-for-2 stock split of its outstanding shares of common stock, to be effected in the form of a stock dividend on the Company's issued and outstanding common stock. Stockholders of record at the close of business on May 11, 2006 will receive one additional share of Steven Madden Ltd. common stock for every two shares of common stock owned on this date. The additional shares are expected to be distributed on or about May 25, 2006. Stockholders will receive cash in lieu of any fractional share of common stock they otherwise would have received in connection with the dividend.

The following tables set forth information on operations for the periods indicated:

                         Selected Financial Information
                               Three Months Ended
                                    March 31
                                ($ in thousands)

                                                  2006                       2005
                                           ------------------         ------------------
CONSOLIDATED:
------------
Net sales                                  $ 108,315      100%        $  83,336      100%
Cost of sales                                 62,032       57            55,984       67
Gross profit                                  46,283       43            27,352       33
Other operating income - net of expenses       3,762        3             1,225        1
Operating expenses                            31,590       29            27,356       33
Income from operations                        18,455       17             1,221        1
Interest and other income, net                   271        0               438        1
Income before income taxes                    18,726       17             1,659        2
Net income                                    10,860       10               962        1

By Segment:

WHOLESALE DIVISION:
------------------

Net sales                                  $  82,982      100%        $  56,861      100%
Cost of sales                                 48,857       59            41,441       73
Gross profit                                  34,125       41            15,420       27
Other operating income                           805        1               580        1
Operating expenses                            18,301       22            14,954       26
Income from operations                        16,629       20             1,046        2

RETAIL DIVISION:
---------------

Steven Madden Retail Inc.:
-------------------------
Net sales                                  $  25,333      100%        $  26,475      100%
Cost of sales                                 13,175       52            14,543       55
Gross profit                                  12,158       48            11,932       45
Operating expenses                            13,289       52            12,402       47
Loss from operations                          (1,131)      (4)             (470)      (2)
Number of stores                                  99                         92

ADESSO MADDEN INC.:
------------------
(FIRST COST)

Other commission income- net of expenses   $   2,957      100%        $     645      100%

RESULTS OF OPERATIONS
 ($ in thousands)

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

Consolidated:
------------

Total net sales for the three-month period ended March 31, 2006 increased by 30% to $108,315 from $83,336 for the comparable period of 2005. This increase resulted from higher sales contributed by the Wholesale Division including the February 7, 2006 acquisition of Daniel M. Friedman, which was partially offset by a sales decline in the Retail Division.

Gross profit as a percentage of sales increased to 43% in 2006 from 33% in 2005. Gross profit as a percentage of sales in the Wholesale Division increased to 41% in 2006 from 27% in 2005, while the gross profit as a percentage of sales in the Retail Division increased to 48% in 2006 from 45% in 2005.

Operating expenses increased to $31,590 in 2006 from $27,356 in 2005. The increase in dollars is primarily due to an increase in direct selling expenses reflective of the 30% growth in sales and the incremental payroll and occupancy costs associated with the operation of an additional seven retail stores (net) and the incremental costs associated with the new brands, SMNY and Rule and recently acquired Daniel M. Friedman. As a percentage of sales, operating expenses decreased to 29% in 2006 from 33% in 2005, reflecting the Company's ability to control costs and leverage its expense structure against the increase in sales.

Income from operations was $18,455 in 2006 compared to $1,221 in 2005. Net income was $10,860 in 2006 compared to $962 in 2005. This increase in income was primarily due to the increase in sales, the higher gross profit and the substantial increase in commission income.

Wholesale Division:
-------------------

Sales from the Wholesale Division accounted for $82,982 or 77%, and $56,861 or 68%, of total sales in 2006 and 2005, respectively. This increase resulted from the incremental sales of the recently acquired Daniel M. Friedman and higher sales from Candie's, Madden Womens and Madden Mens as well as the contribution of the new brands, SMNY and Rule. Gross profit as a percentage of sales in the Wholesale Division increased to 41% in 2006 from 27% in 2005, primarily due to a significant decrease in off-price sales and improved efficiencies in inventory management resulting in lower inventory markdowns and allowances. Operating expenses increased to $18,301 in 2006 from $14,954 in 2005. This increase is primarily due to an increase in direct selling expenses reflective of the 46% growth in sales and the incremental costs associated with the launch of the new brands SMNY and Rule and Daniel M. Friedman. As a percentage of sales, operating expenses decreased to 22% in 2006 from 26% in 2005, reflecting the Company's ability to control costs and leverage the Company's expense structure against top line growth. Income from operations for the Wholesale Division increased to $16,629 in 2006 compared to $1,046 in 2005.

Retail Division:
----------------

Sales from the Retail Division accounted for $25,333 or 23% and $26,475 or 32% of total sales in 2006 and 2005, respectively. As of March 31, 2006, there were 99 retail stores compared to 92 retail stores as of March 31, 2005. Comparable store sales (sales of those stores that were open for the entire first quarters of 2006 and 2005) for the three-month period ended March 31, 2006 decreased 8% over the same period of 2005. This decrease was due primarily to planned declines in the accessories and men's categories as management repositions the Company's offerings in those areas. Gross profit as a percentage of sales increased to 48% in 2006 from 45% in 2005, primarily due to a significant decrease in inventory markdowns and other promotional activities. Operating expenses for the Retail Division were $13,289 in 2006 and $12,402 in 2005. This increase was primarily due to increased payroll and payroll related expenses and higher occupancy expenses associated with the operation of seven additional stores in the current period. Loss from operations for the Retail Division was $1,131 in 2006 compared to $470 in 2005.

Adesso-Madden Division:
-----------------------

Adesso-Madden, Inc. generated net commission income of $2,957 in 2006, compared to $645 in 2005. The increase was the result of growth in the private label business and in addition, the Company has leveraged the strength of its Steve Madden brands and product designs resulting in a partial recovery of its design, product and development costs from its suppliers.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

The Company had working capital of $110,840 at March 31, 2006 compared to $114,066 at December 31, 2005. The decrease was primarily due to the Company's acquisition of Daniel M. Friedman for $15,148 on February 7, 2006 and to the repurchase of 147,000 shares of the Company's common stock at a total cost of $4,807.

Under the terms of a factoring agreement with GMAC, the Company is eligible to draw down 80% of its invoiced receivables at an interest rate of two and one-half percent (2.5%) over the 30 day LIBOR. The agreement, which has no specific expiration date and can be terminated by either party with 60 days written notice after June 30, 2007, provides the Company with a $25 million credit facility with a $15 million sub-limit on direct borrowings. GMAC maintains a lien on all of the Company's receivables and assumes the credit risk for all assigned accounts approved by them. As of March 31, 2006, the Company had not used any portion of the credit line.

As of March 31, 2006, the Company had invested $54,908 in marketable securities consisting of corporate bonds, U.S. Treasury notes, government asset-backed securities, certificates of deposits and equities.

The Company believes that based upon its current financial position and available cash and marketable securities, it will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the three-month period ended March 31, 2006, net cash used in operating activities was $9,954. Sources of cash were provided primarily by the net income of $10,860. The primary uses of cash were an increase in factored receivables of $23,907 caused by a substantial increase in sales in the first quarter of 2006, as well as an increase in non-factored receivables of $1,007 and an increase in inventories of $2,284.

CONTRACTUAL OBLIGATIONS

The Company's contractual obligations as of March 31, 2006 were as follows:

                                                Payment due by period (in thousands)

                                             Remainder of                                  2011 and
Contractual Obligations          Total           2006        2007-2008      2009-2010        after
----------------------------  ------------   ------------   ------------   ------------   ------------
Operating lease
   obligations                $     88,877   $      9,550   $     25,802   $     21,182   $     32,343

Purchase obligations                63,097         63,097              0              0              0

Other long-term liabilities
   (future minimum
   royalty payments)                 2,934          2,299            635              0              0
                              ------------   ------------   ------------   ------------   ------------

Total                         $    154,908   $     74,946   $     26,437   $     21,182   $     32,343
                              ============   ============   ============   ============   ============

At March 31, 2006, the Company had un-negotiated open letters of credit for the purchase of imported merchandise of approximately $2,842.

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

On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, "Daniel M. Friedman"). The acquisition was completed for consideration of $18,500 including transaction costs subject to adjustment, including certain earn out provisions, based on financial performance through 2010.

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $2,149 in 2006, $1,643 in 2007, $1,192 in 2008 and $480 in 2009. In addition, such employment agreements provide for incentive compensation based on various performance criteria as well as other benefits. The Chief Operating Officer and Executive V.P. of Wholesale Sales of the Company are entitled to deferred compensation calculated as a percentage of their base salary.

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

INVESTING ACTIVITIES
($ in thousands)

During the three-month period ended March 31, 2006, the Company invested $73 in marketable securities and received $11,232 from the maturities and sales of securities. Also, the Company recently invested $15,148 in order to acquire Daniel M. Friedman. Additionally, the Company made capital expenditures of $1,508, principally for leasehold improvements for one new store and remodeling of three existing stores, as well as for additional office space and upgrades to its computer systems.

FINANCING ACTIVITIES
($ in thousands)

During the three-month period ended March 31, 2006, the Company repurchased 147,000 shares of the Company's common stock at a total cost of $4,807. The Company received $1,537 in connection with the exercise of stock options.

INFLATION

The Company does not believe that the relatively low rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on sales, expenses or profitability.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and the Company may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of the Company's condensed consolidated financial statements: accounts receivable and inventory reserves, valuation of intangible assets, and litigation reserves.

Allowances for bad debts, returns and customer chargebacks. The Company provides reserves against its trade accounts receivables for future customer chargebacks, co-op advertising allowances, discounts, returns and other miscellaneous deductions that relate to the current period. The reserve against the Company's non-factored trade receivables also includes estimated losses that may result from customers' inability to pay. The amount of the reserve for bad debts, returns, discounts and compliance chargebacks are determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. As a result of a reevaluation of the retail environment, the Company has revised its method for evaluating its allowance for customer markdowns and advertising chargebacks in the fourth quarter of 2005. In the past, the Company would look at historical dilution levels for customers to determine the allowance amount. Under the new methodology, the Company evaluates anticipated chargebacks by reviewing several performance indicators for its major customers. These performance indicators (which include inventory levels at the retail floors, sell through rates and gross margin levels) are analyzed by key account executives to estimate the amount of the anticipated customer allowance. Failure to correctly estimate the amount of the reserve could materially impact the Company's results of operation and financial position.

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

Valuation of intangible assets. SFAS No. 142, "Goodwill and Other Intangible Assets, which was adopted by the Company on January 1, 2002, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets". In accordance with SFAS No. 144, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Cost of sales. All costs incurred to bring finished products to the Company's distribution center are included in the cost of sales line item on the Consolidated Statement of Operations. These include purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of the Company's Consolidated Statement of Operations. The Company classifies all shipping costs to customers as operating expenses. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates primarily based on LIBOR. An analysis of the

Company's credit agreement with GMAC can be found in Liquidity and Capital Resources section under Item 2 of this document. As of March 31, 2006 and 2005, there were no direct borrowings outstanding under the credit agreement.

As of March 31, 2006, the Company had investments in marketable securities valued at $54,908, which consist primarily of corporate bonds, U.S. treasury notes, certificates of deposit and government asset-backed securities that have various maturities through December 2009, as well as marketable equity securities. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. The Company currently has the ability to hold these investments until maturity. Should there be a significant increase in interest rates, the value of these investments would be negatively affected unless they were held to maturity. In addition, any further decline in interest rates would reduce the Company's interest income.

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


Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings in which the Company is involved are discussed in Note K and Part I, Item 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion is limited to recent developments concerning certain of the Company's legal proceedings and should be read in conjunction with the Company's earlier SEC Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding.

On July 28, 2005, adidas America, Inc., and adidas-Salomon AG (together, "adidas") filed a Demand for Arbitration (the "Demand") against Steve Madden, Ltd., and Steve Madden Retail, Inc. before the American Arbitration Association. In its Demand, adidas alleged that the parties had previously been engaged in a lawsuit over the Company's sale of sneakers that allegedly infringed adidas' "three stripe" mark. The parties settled that lawsuit by entering into a settlement agreement dated August 4, 2003 that prohibited the Company from selling shoes that contained adidas' "three-stripe" mark either with one additional stripe or with one less stripe. Adidas alleged in the Demand that the Company was selling three shoes (the Finnley, the Troyy, and the Soccet) that adidas contends violate the settlement agreement and infringe adidas' "three-stripe" mark. The parties are actively engaged in settlement discussions and have reached a tentative settlement. Settlement drafts have been exchanged but are still being negotiated. The settlement will not have a material affect on the Company's financial position.

On August 10, 2005, the U.S. Customs Department ("Customs") issued a report that asserts that certain commissions which the Company treated as buying agents commissions (which is non-dutiable), should be treated as "selling agents commissions" and hence is dutiable. In the report, Customs estimates that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051 plus interest and penalties. Based on management's estimation at this point, a reserve of $2,051 covering under-payments, interest and penalties, has been recorded as of the March 31, 2006 Condensed Consolidated Financial Statements. Such reserve may in the future be modified to reflect the status of this matter.

On or about January 23, 2006 the Company and Steven Madden, Jamieson Karson, Arvind Dharia and Amelia Newton Varela were named as defendants in a lawsuit filed by Jojeli, Inc. ("Jojeli") and Alan Rick Friedman in the United States District Court for the Southern District of New York. In their complaint, Jojeli and Mr. Friedman assert claims arising from the Company's decision to terminate Jojeli's services on or about November 28, 2005. Mr. Friedman, Jojeli's principal, served as a senior salesperson for the Company, and provided his services to the Company pursuant to an April 26, 2004 written agreement. In their complaint, Jojeli and Mr. Friedman allege eight claims against the Company and/or three of its executives and/or one of its managers, including breach of contract, violation of the New York Labor Law, tortuous interference with contract, civil conspiracy, defamation, and prima facie tort. They seek damages on their various claims in differing amounts, ranging from $500 to $5,000 and they also seek a declaration that they are not bound by the restrictive covenant in the parties' contract. On or about March 1, 2006, the individual defendants and the Company moved to dismiss the tort claims contained in the complaint and to strike Mr. Friedman's claim for punitive damages in connection with his contract claims. More specifically, the defendants moved to dismiss the claims alleging defamation, interference with contract, prima facie tort and civil conspiracy. If the motion is granted in its entirety, the individual defendants would be dismissed from the suit and Mr. Friedman's remaining claims would consist of breach of contract and alleged violations of the New York Labor Law. On or about April 13, 2006, Mr. Friedman filed an amended complaint in the action. In his amended complaint, Mr. Friedman (i) dropped his defamation claim against the Company's Executive Vice President of Wholesale Sales, Amelia Newton Varela, (ii) dropped all claim(s) against the Company's Chief Financial Officer, Arvind Dharia, and (iii) supplemented certain allegations concerning the remaining defendants in an effort to strengthen or preserve his remaining tort claims. On April 13th, 2006 Mr. Friedman also filed his opposition to the motion to dismiss previously filed by the Company and the individual defendants. The Company and the individual defendants responded to Mr. Friedman's opposition to the motion to dismiss on May 3, 2006 and Mr. Friedman has until May 11, 2006 to respond. Based on management's estimation at this point, a reserve of $364 has been recorded as of the March 31, 2006 Condensed Consolidated Financial Statements. Such reserve may in the future be modified to reflect the status of this matter.

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


ITEM 1A   RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table provides information as of March 31, 2006 with respect to the shares of common stock repurchased by the Company during the first quarter of fiscal 2006:

  --------------------------------------------------------------------------------------

  Period       Total         Average      Total Number of      Maximum Dollar Amount
               Number of     Price Paid   Shares Purchased as  of Shares that May Yet Be
               Shares        per Share    Part of Publicly     Purchased Under the Plans
               Purchased                  Announced Plans or   or Programs (1)
                                          Programs (1)
  --------------------------------------------------------------------------------------
  1/1/06 -             0      $    0                0              $23,751,178
  1/31/06
  --------------------------------------------------------------------------------------

  2/1/06 -        90,500      $32.02           90,500              $20,853,587
  2/28/06
  --------------------------------------------------------------------------------------

  3/1/06 -        56,900      $33.56           56,900              $18,943,810
  3/31/06
  --------------------------------------------------------------------------------------

  Total          147,400      $32.61          147,400              $18,943,810
  --------------------------------------------------------------------------------------

(1) Pursuant to an agreement reached on February 2, 2005, with a then 8% shareholder, the Company agreed to commit $25 million during the twelve months ended January 31, 2006 and $10 million during the twelve months ended January 31, 2007 to a combination of share repurchases and/or dividends, such programs to be implemented at such time and such manner as the board of directors shall determine in its sole discretion.


ITEM 6. EXHIBITS

10.1     Employment  Agreement of Jamieson Karson  (incorporated by reference to
         Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2006).

10.2 Amendment No. 3 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 2006).

10.3 Stock Purchase Agreement, dated as of February 7, 2006, by and between the Company and Daniel M. Friedman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2006).

10.4 Earn-Out Agreement, dated as of February 7, 2006, by and among the Company, Daniel M. Friedman, Daniel M. Friedman & Associates, Inc. and DMF International, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2006).

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



DATE:  May 10, 2006





                                            STEVEN MADDEN, LTD.

                                            /s/ JAMIESON A. KARSON
                                            ------------------------------------
                                            Jamieson A. Karson
                                            Chairman and Chief Executive Officer


                                            /s/ ARVIND DHARIA
                                            ------------------------------------
                                            Arvind Dharia
                                            Chief Financial Officer

     Exhibit No               Description
     ----------               -----------

     10.1 Employment Agreement of Jamieson Karson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2006).

     10.2 Amendment No. 3 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 2006).

     10.3 Stock Purchase Agreement, dated as of February 7, 2006, by and between the Company and Daniel M. Friedman (incorporated by reference to Exhibit
                              10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2006).

     10.4 Earn-Out Agreement, dated as of February 7, 2006, by and among the Company, Daniel M. Friedman, Daniel M. Friedman & Associates, Inc. and DMF International, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on February 13,
                              2006).

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