Form 10-K/A
period 2005-12-31
STEVEN MADDEN, LTD.
filed 2006-07-05
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 3

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

Large accelerated filer [ ]    Accelerated filer [X]   Non-accelerated filer [ ]


         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [] No [X ].


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

                                EXPLANATORY NOTE

Steven Madden, Ltd. (the "Company") is filing this Amendment No. 3 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 solely for the purpose of deleting "Part I. Item 1. Business - Trademarks and Service Marks" in its entirety and substituting a new "Part I. Item 1. Business - Trademarks and Service Marks" in lieu thereof, as set forth below.

The Amendment does not reflect events occurring after the filing of the original Form 10-K and, other than the changes to "Part I. Item 1. Business - Trademarks and Service Marks" section referenced above and the filing of certifications of the Company's chief executive officer and chief financial officer, respectively, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, does not modify or update the disclosure in the original Form 10-K, as amended.

ITEM 1   BUSINESS

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

The Company further owns registrations for the mark STEVEN BY STEVE MADDEN in various international classes in the European Union, and has pending applications for the mark STEVEN BY STEVE MADDEN in various international classes in Canada, China, Israel, and Korea.

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

ITEM 15           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (b)      Exhibits.

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

Dated:   New York, New York
         July 5, 2006

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