Form 10-Q
period 2006-06-30
STEVEN MADDEN, LTD.
filed 2006-08-09
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2006
--------------------------------------------------------------------------------

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

As of August 3, 2006, the latest practicable date, there were 20,710,076 shares of common stock, $.0001 par value, outstanding.

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                  June 30, 2006


                                TABLE OF CONTENTS



PART I- FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets...........................     1

          Condensed Consolidated Statements of Operations.................     2

          Condensed Consolidated Statements of Cash Flows.................     3

          Notes to Unaudited Condensed Consolidated Financial Statements..     4

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations................    13

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk......    21

ITEM 4.   Controls and Procedures.........................................    21

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings...............................................    22

ITEM 1A.  Risk Factors....................................................    22

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....    23

ITEM 4.   Submission of Matters to a Vote of Security Holders.............    23

ITEM 6.   Exhibits........................................................    24

          Signatures......................................................    25

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

                                                                        June 30,      December 31,      June 30,
                                                                          2006            2005            2005
                                                                      ------------    ------------    ------------
                                                                       (unaudited)                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                          $     34,463    $     42,842    $     38,072
   Accounts receivable, net of allowances of $2,430, $813 and $632           7,171           3,294           3,084
   Due from factor, net of allowances of $10,731, $7,587 and $4,386         50,997          31,785          46,684
   Inventories                                                              43,075          28,412          31,051
   Marketable securities - available for sale                               32,538          24,092          12,652
   Prepaid expenses and other current assets                                 5,598           2,435           1,626
   Prepaid taxes                                                             3,565           2,512              --
   Deferred taxes                                                            5,550           5,600           2,485
                                                                      ------------    ------------    ------------

        Total current assets                                               182,957         140,972         135,654

Property and equipment, net                                                 21,290          20,898          20,802
Deferred taxes                                                               5,526           5,568           5,915
Deposits and other                                                           1,086             586             434
Marketable securities - available for sale                                  23,628          42,157          33,078
Goodwill - net                                                               7,007           1,547           1,547
Intangibles - net                                                            7,829              --              --
                                                                      ------------    ------------    ------------

              Total Assets                                            $    249,323    $    211,728    $    197,430
                                                                      ============    ============    ============

LIABILITIES
Current liabilities:
   Accounts payable                                                   $     24,334          15,579    $     16,332
   Accrued expenses                                                         20,737          11,327          12,281
                                                                      ------------    ------------    ------------

        Total current liabilities                                           45,071          26,906          28,613

Deferred rent                                                                3,438           2,757           2,421
                                                                      ------------    ------------    ------------

                                                                            48,509          29,663          31,034
                                                                      ------------    ------------    ------------

Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized;
   none issued; Series A Junior Participating preferred stock -
   $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 90,000 shares authorized, 24,410,
   24,225 and 23,165 shares issued, 20,710, 20,874 and
   19,814 outstanding                                                            2               2               2
Additional paid-in capital                                                 114,599          99,950          83,364
Retained earnings                                                          132,394         108,838         109,699
Unearned compensation                                                      (11,318)             --             (52)
Other comprehensive gain:
   Unrealized gain (loss) on marketable securities                          (1,173)         (1,299)         (1,191)
Treasury stock - 3,700, 3,351 and 3,351 shares at cost                     (33,690)        (25,426)        (25,426)
                                                                      ------------    ------------    ------------

                                                                           200,814         182,065         166,396
                                                                      ------------    ------------    ------------

             Total Liabilities and Stockholders' Equity               $    249,323    $    211,728    $    197,430
                                                                      ============    ============    ============

See accompanying notes to condensed consolidated financial
statements - unaudited                                                         1

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

                                                                        Three Months Ended               Six Months Ended
                                                                              June 30,                        June 30,
                                                                    ----------------------------    ----------------------------
                                                                        2006            2005            2006            2005
                                                                    ------------    ------------    ------------    ------------
Net sales:
   Wholesale                                                        $     96,194    $     68,331    $    179,176    $    125,192
   Retail                                                                 33,306          32,627          58,639          59,102
                                                                    ------------    ------------    ------------    ------------

                                                                         129,500         100,958         237,815         184,294
                                                                    ------------    ------------    ------------    ------------

Cost of sales:
   Wholesale                                                              59,637          46,978         108,494          88,419
   Retail                                                                 15,308          16,370          28,483          30,913
                                                                    ------------    ------------    ------------    ------------

                                                                          74,945          63,348         136,977         119,332
                                                                    ------------    ------------    ------------    ------------

Gross profit:
   Wholesale                                                              36,557          21,353          70,682          36,773
   Retail                                                                 17,998          16,257          30,156          28,189
                                                                    ------------    ------------    ------------    ------------

                                                                          54,555          37,610         100,838          64,962

Commission and licensing fee income - net                                  2,825           1,799           6,587           3,024
Operating expenses                                                       (36,065)        (30,233)        (67,655)        (57,589)
Impairment of goodwill                                                        --            (519)             --            (519)
                                                                    ------------    ------------    ------------    ------------

Income from operations                                                    21,315           8,657          39,770           9,878
Interest and other income, net                                               642             456             913             894
                                                                    ------------    ------------    ------------    ------------

Income before provision for income taxes                                  21,957           9,113          40,683          10,772
Provision for income taxes                                                 9,261           3,827          17,127           4,524
                                                                    ------------    ------------    ------------    ------------

Net income                                                          $     12,696    $      5,286    $     23,556    $      6,248
                                                                    ============    ============    ============    ============

Basic income per share                                              $       0.61    $       0.27    $       1.13    $       0.32
                                                                    ============    ============    ============    ============

Diluted income per share                                            $       0.58    $       0.26    $       1.07    $       0.31
                                                                    ============    ============    ============    ============

Basic weighted average common shares outstanding                          20,794          19,613          20,835          19,731
Effect of dilutive securities - options/warrants/restricted stock          1,236             601           1,139             729
                                                                    ------------    ------------    ------------    ------------

Diluted weighted average common shares outstanding                        22,030          20,214          21,974          20,460
                                                                    ============    ============    ============    ============

See accompanying notes to condensed consolidated financial
statements - unaudited                                                         2

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   ------------------------
                                                                                      2006          2005
                                                                                   ----------    ----------
Cash flows from operating activities:
   Net income                                                                      $   23,556    $    6,248
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                     3,182         2,604
      Loss on disposal of fixed assets                                                  1,743            88
      Impairment of goodwill                                                               --           519
      Non-cash compensation                                                               708           651
      Provision for bad debts                                                           4,761         2,103
      Deferred rent expense                                                               171           333
      Realized loss on marketable securities                                              628           137
      Changes in:
        Accounts receivable                                                            (3,971)          142
        Due from factor                                                               (20,796)      (14,980)
        Inventories                                                                    (8,780)        3,333
        Prepaid expenses, prepaid taxes, deposits and other assets                     (2,915)        1,917
        Accounts payable and other accrued expenses                                     9,187         8,936
                                                                                   ----------    ----------

           Net cash provided by operating activities                                    7,474        12,031
                                                                                   ----------    ----------

Cash flows from investing activities:
   Purchase of property and equipment                                                  (4,448)       (2,779)
   Purchase of marketable securities                                                   (2,858)         (839)
   Sale/redemption of marketable securities                                            12,530         3,807
   Acquisition, net of cash acquired                                                  (15,436)           --
                                                                                   ----------    ----------

           Net cash provided by (used in) investing activities                        (10,212)          189
                                                                                   ----------    ----------

Cash flows from financing activities:
   Proceeds from options exercised                                                      1,882         4,501
    Tax benefit from exercise of options                                                  741
    Cash in lieu of restricted stock                                                       --        (1,767)
    Common stock purchased for treasury                                                (8,264)       (7,735)
                                                                                   ----------    ----------

           Net cash used in financing activities                                       (5,641)       (5,001)
                                                                                   ----------    ----------

Net increase (decrease) in cash and cash equivalents                                   (8,379)        7,219
Cash and cash equivalents - beginning of period                                        42,842        30,853
                                                                                   ----------    ----------

Cash and cash equivalents - end of period                                          $   34,463    $   38,072
                                                                                   ==========    ==========

See accompanying notes to condensed consolidated financial
statements - unaudited                                                         3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2006
($ in thousands except per share data)


NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") and the results of its operations and cash flows for the periods presented. The results of its operations for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2005 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 14, 2006.

Stock Split

On April 27, 2006, the Board of Directors declared a 3-for-2 stock split of its outstanding shares of common stock, to be effected in the form of a stock dividend of one share of stock for every two shares outstanding. The dividend was paid on May 26, 2006 to stockholders of record at the close of business on May 11, 2006. All share and per share data provided herein gives effect to this stock split, applied retroactively.


NOTE B - USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Allowances for bad debts, returns and customer chargebacks: The Company provides reserves on trade accounts receivables for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance related deductions that relate to the current period sales. As a result of a reevaluation of the retail environment, the Company has revised its method for evaluating its estimate of the allowance for customer chargebacks beginning in the fourth quarter of 2005. In the past, the Company looked at historical dilution levels of customers to determine the allowance amount. Under the new method of estimation, the Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers inventory levels, sell through rates and gross margin levels, are analyzed by key account executives to estimate the amount of the anticipated customer allowance.


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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2006
($ in thousands except per share data)


NOTE E - REVENUE RECOGNITION

The Company recognizes revenue on wholesale sales when products are shipped pursuant to our standard terms which are freight on board (FOB) warehouse or when products are delivered to the consolidators as per the terms of the customers purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company earns commission income acting in the capacity of an agent through its Adesso-Madden Division by arranging to produce private label shoes to the specifications of its clients. In addition, the Company has leveraged the strength of its Steve Madden brands and product designs resulting in a partial recovery of its design, product and development costs from its suppliers. Commission revenue and product and development cost recoveries are recognized as earned when title of the product transfers from the manufacturer to the customer and is reported on a net basis after deducting operating expenses.

The Company licenses its trademarks for use in connection with the manufacturing, marketing and sale of sunglasses, eyewear, outerwear, watches, children's apparel and hosiery products. Each license agreement requires the licensee to pay to the Company a royalty and advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. Licensing revenue is recognized on the basis of net sales reported by the licensees or minimum guaranteed royalties, if higher. In substantially all of the Company's license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.


NOTE F - SALES DEDUCTIONS

The Company supports retailers' initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the Condensed Consolidated Statement of Operations as deductions to sales. For the three- and six-month periods ended June 30, 2006, the total deduction to sales for these expenses was $7,338 and $15,304, respectively, as compared to $9,223 and $17,739 for the comparable periods in 2005.


NOTE G - COST OF SALES

All costs incurred to bring finished products to the Company's distribution center are included in the cost of sales line item on the Condensed Consolidated Statement of Operations. These include purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs and freight to customers, if any, are included in the operating expenses line item of the Company's Condensed Consolidated Statement of Operations. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.


NOTE H - RECLASSIFICATION

The Company has reclassified royalty payments on its Condensed Consolidated Statement of Operations from operating expenses to cost of sales. This reclassification resulted in an increase in the wholesale cost of sales for the three- and six-months ended June 30, 2006 of $360 and $1,239 respectively, and $900 and $1,866 for the comparable periods in 2005, with a corresponding decrease to operating expenses in the same periods. This reclassification had no impact on the net income of the Company.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2006
($ in thousands except per share data)


NOTE I - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Diluted income per share also reflects the unvested and unissued shares granted to employees that have a dilutive effect. For both the three- and six-month periods ended June 30, 2006, no stock options have been excluded from the calculation because inclusion of such shares would be anti-dilutive, as compared to approximately 1,922,000 and 1,863,000 shares excluded respectively for the three- and six-months ended June 30, 2005.


NOTE J - STOCK-BASED COMPENSATION

In March 2006, the Board of Directors approved the Steven Madden, Ltd. Stock Incentive Plan (the "Plan") under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The shareholders approved the Plan on May 26, 2006. The number of shares that may be issued or used under the Plan cannot exceed 1,200,000 shares. Management believes that the Plan will better align the interests of its recipients with those of its shareholders. In addition, the Company has three stock option plans entitled The 1996 Stock Plan, The 1997 Stock Plan and The 1999 Stock Plan. The option plans provide that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. As of June 30, 2006, 6,893,000 options have been authorized under the three stock option plans and 6,885,000 have been granted, net of expirations and cancellations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"), which requires stock-based compensation to be measured based on the fair value of the awards on the grant date. The Company elected the "modified prospective method" of transition as permitted by SFAS No. 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption are not restated. For the three- and six-month periods ended June 30, 2006, total equity-based compensation of $648 and $708, respectively, was included in operating expense. As of June 30, 2006, unrecognized equity-based compensation was $11,318, which is expected to be recognized over a weighted average period of 4 years.

SFAS No. 123R requires the Company to apply an estimated forfeiture rate in calculating the period expense, as opposed to recognizing forfeitures as an expense reduction as they occur, which was the method used by the Company prior to adoption. The adjustment to apply estimated forfeitures to previously recognized stock-based compensation was considered immaterial and, as such, was not classified as a cumulative effect of a change in accounting principle.

Prior to the adoption of SFAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation costs recognized for those options (tax benefits) to be classified as financing cash flows. The Company realized a tax benefit from the exercise of stock options of $741 during the six months ended June 30, 2006.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2006
($ in thousands except per share data)


NOTE J - STOCK-BASED COMPENSATION (CONTINUED)

Prior to adopting SFAS No. 123R, the Company's equity-based compensation expense was accounted for under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123R to equity-based employee compensation for the three- and six- month periods ended June 30, 2005:

                                                       Three Months       Six Months
                                                      Ended June 30,    Ended June 30,
                                                           2005              2005
                                                      --------------    --------------
   Reported net income                                $        5,286    $        6,248
   Stock-based employee compensation included in
      reported net income, net of tax                             83               165
   Stock-based employee compensation determined
      under the fair value based method, net of tax             (499)           (1,038)
                                                      --------------    --------------

   Pro forma net income                               $        4,870    $        5,375
                                                      ==============    ==============

   Basic income per share:
      As reported                                     $         0.27    $         0.32
      Pro forma                                       $         0.26    $         0.31

   Diluted income per share:
      As reported                                     $         0.25    $         0.27
      Pro forma                                       $         0.24    $         0.26

Stock Options

During the three- and six-months ended June 30, 2006, there were 27,500 and 155,000 options exercised, respectively, with a total intrinsic value of $585 and $1,764 for the corresponding periods. During the three- and six-months ended June 30, 2006, 15,000 and 30,000 options vested, respectively, all of which had a weighted average exercise price of $11.84. As of June 30, 2006, there were no unvested options. There were no options granted during the six months ended June 30, 2006.

The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected volatility is based on the historical volatility of the Company's stock. The risk free interest rate is based on the U.S Treasury yield curve in effect at the time of the grant. With the exception of a special dividend paid in November of 2005, the Company does not pay dividends, and thus the expected dividend rate is assumed to be zero. The weighted average fair value of options granted in 2005 was approximately $4.07 using the Black-Scholes option-pricing model assuming a volatility of 43%, a risk free interest rate of 3.86%, an expected life of 3 years and no dividend yield.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2006
($ in thousands except per share data)


NOTE J - STOCK-BASED COMPENSATION (CONTINUED)

Activity relating to stock options granted under the Company's plans and outside the plans during the six-months ended June 30, 2006 is as follows:

                                                                            Weighted
                                                              Weighted       Average
                                                              Average       Remaining       Aggregate
                                             Number of        Exercise     Contractual      Intrinsic
                                               Shares          Price          Term            Value
                                            ------------    ------------   ------------    -----------
        Outstanding at January 1               1,950,000      $     9.79
        Granted                                       --              --
        Exercised                               (155,000)          12.14
        Cancelled/Forfeited                       (3,000)           8.00
                                            ------------    ------------

        Outstanding at June 30                 1,792,000      $     9.58            5.5    $    35,906
                                            ============    ============   ============    ===========

        Exercisable at June 30                 1,792,000      $     9.58            5.5    $    35,906
                                            ============    ============   ============    ===========

Restricted Stock

During the six months ended June 30, 2006, pursuant to the Company's Board of Directors approval of the Plan in March 2006, the Company granted 394,200 restricted stock shares to employees and directors (including 165,000 granted to the Company's Creative and Design Chief), all of which were outstanding as of June 30, 2006. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. The weighted average grant date fair value of the restricted shares was $32.02 and the average vesting period is 4.2 years. There were no shares that vested during the quarter ended June 30, 2006.

NOTE K - ACQUISITION

On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, "Daniel M. Friedman"). Founded in 1995, Daniel M. Friedman is a manufacturer and distributor of name brand fashion handbags and accessories. The acquisition was completed for consideration of $18,742 including transaction costs subject to adjustment, including certain earn out provisions based on financial performance through 2010.

The Daniel M. Friedman acquisition was accounted for using the purchase method of accounting as required by SFAS Statement No. 141, "Business Combinations". Accordingly, the assets and liabilities of Daniel M. Friedman were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, as well as third-party independent valuations. The total preliminary purchase price has been allocated as follows:

         Current assets                               $       9,772
         Property, plant and equipment                          289
         Deposits                                                62
         Intangible assets                                    8,400
         Goodwill                                             5,460
         Liabilities assumed                                 (5,241)
                                                      -------------

         Net assets acquired                          $      18,742
                                                      =============

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2006
($ in thousands except per share data)


NOTE K - ACQUISITION (CONTINUED)

The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price pursuant to the earn out provisions.

The results of operations of Daniel M. Friedman have been included in the Company's Condensed Consolidated Statements of Operations from the date of the acquisition. The following pro forma information presents the results of the Company's operations as though the Daniel M. Friedman acquisition had been completed as of the first day of the three- and six-month periods below:

                                        Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                      -----------------------   -----------------------
                                         2006         2005         2006         2005
                                      ----------   ----------   ----------   ----------
         Net sales                    $  129,500   $  110,743   $  240,500   $  201,730
         Operating income             $   21,315   $    9,986   $   39,949   $   12,433
         Net income                   $   12,696   $    6,023   $   23,660   $    7,667
         Basic earnings per share     $     0.61   $     0.31   $     1.14   $     0.39
         Diluted earnings per share   $     0.58   $     0.30   $     1.08   $     0.37


NOTE L - GOODWILL AND INTANGIBLE ASSETS

The following is a summary of goodwill and the related accumulated amortization for the six-months ended June 30, 2006:

                                                            Accumulated    Net carrying
                                              Cost basis    Amortization      amount
                                             ------------   ------------   ------------
         Balance at December 31, 2005        $      2,145   $        598   $      1,547
         Acquisition of Daniel M. Friedman          5,460              0          5,460
                                             ------------   ------------   ------------
         Balance at June 30, 2006
                                             $      7,605   $        598   $      7,007
                                             ------------   ------------   ------------


The following table details identifiable intangible assets acquired on February
7, 2006 in the Daniel M. Friedman transaction as of June 30, 2006:


                                                            Accumulated    Net carrying
                                              Cost basis    Amortization      amount
                                             ------------   ------------   ------------
         Trade name                          $        200   $         14   $        186
         Customer relationships                     2,600            109          2,491
         License agreements                         5,600            448          5,152
                                             ------------   ------------   ------------

                                             $      8,400   $        571   $      7,829
                                             ------------   ------------   ------------

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2006
($ in thousands except per share data)


NOTE L - GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The estimated future amortization expense of purchased intangibles as of June 30, 2006 is as follows:


              2006 (remaining six months)                 $    685
              2007                                           1,370
              2008                                           1,370
              2009                                           1,267
              2010                                           1,267
              Thereafter                                     1,870
                                                          --------

                                                          $  7,829
                                                          ========

NOTE M - COMPREHENSIVE INCOME

Comprehensive income for the three- and six-month periods ended June 30, 2006, after considering other comprehensive income including unrealized gain (loss) on marketable securities of $(100) and $126, was $12,596 and $23,682, respectively. For the comparable periods ended June 30, 2005, after considering other comprehensive gains (losses) on marketable securities of $163 and $(167), comprehensive income was $5,449 and $6,081, respectively.


NOTE N - RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty In Income Taxes" ("FIN 48"), which addresses the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken on the Company's tax return. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the requirements of FIN 48 and expects that its adoption will not have a material impact on the Company's results of operations and earnings per share


NOTE O - COMMITMENTS, CONTINGENCIES AND OTHER

[1]      Legal proceedings:

          (a) On July 28, 2005, adidas America, Inc., and adidas-Salomon AG (together, "adidas") filed a Demand for Arbitration (the "Demand") against Steve Madden, Ltd., and Steve Madden Retail, Inc. before the American Arbitration Association. In its Demand, adidas alleged that the parties had previously been engaged in a lawsuit over the Company's sale of sneakers that allegedly infringed adidas' "three stripe" mark. The parties settled that lawsuit by entering into a settlement agreement dated August 4, 2003 that prohibited the Company from selling shoes that contained adidas' "three-stripe" mark either with one additional stripe or with one less stripe. Adidas alleged in the Demand that the Company was selling three shoes that adidas contends violate the settlement agreement and infringe adidas' "three-stripe" mark. The parties are actively engaged in settlement discussions and have reached a tentative settlement. Settlement drafts have been exchanged but are still being negotiated. The settlement will not have a material affect on the Company's financial position.

          (b) On August 10, 2005, the U.S. Customs Department ("Customs") issued a report that asserts that certain commissions which the Company treated as buying agents' commissions (which are non-dutiable), should be treated as "selling agents' commissions" and hence are dutiable. In the report, Customs estimates that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051 plus interest and penalties. Based on management's estimation at this point, a reserve of $2,047 covering under-payments, interest and penalties, has been recorded as of March 31, 2006 in the Condensed Consolidated Financial Statements. Such reserve may in the future be modified to reflect the status of this matter.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2006
($ in thousands except per share data)


NOTE O - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)

          (c) On or about January 23, 2006, the Company and Steven Madden, Jamieson Karson, Arvind Dharia and Amelia Newton Varela were named as defendants in a lawsuit filed by Jojeli, Inc. ("Jojeli") and Alan Rick Friedman in the United States District Court for the Southern District of New York. In their complaint, Jojeli and Mr. Friedman assert claims arising from the Company's decision to terminate Jojeli's services on or about November 28, 2005. Mr. Friedman, Jojeli's principal, served as a senior salesperson for the Company, and provided his services to the Company pursuant to an April 26, 2004 written agreement. In their complaint, Jojeli and Mr. Friedman allege eight claims against the Company and/or three of its executives and/or one of its managers, including breach of contract, violation of the New York Labor Law, tortuous interference with contract, civil conspiracy, defamation, and prima facie tort. They seek damages on their various claims of approximately $2,700 and they also seek a declaration that they are not bound by the restrictive covenant in the parties' contract. On or about March 1, 2006, the individual defendants and the Company moved to dismiss the tort claims contained in the complaint and to strike Mr. Friedman's claim for punitive damages in connection with his contract claims. More specifically, the defendants moved to dismiss the claims alleging defamation, interference with contract, prima facie tort and civil conspiracy. If the motion is granted in its entirety, the individual defendants would be dismissed from the suit and Mr. Friedman's remaining claims would consist of breach of contract and alleged violations of the New York Labor Law. On or about April 13, 2006, Mr. Friedman filed an amended complaint in the action. In his amended complaint, Mr. Friedman (i) dropped his defamation claim against the Company's Executive Vice President of Wholesale Sales, Amelia Newton Varela, (ii) dropped all claim(s) against the Company's Chief Financial Officer, Arvind Dharia, and (iii) supplemented certain allegations concerning the remaining defendants in an effort to strengthen or preserve his remaining tort claims. On June 5, 2006, the Court dismissed the plaintiffs' tort claims against the Company and the remaining individual defendants. More specifically, the Court dismissed Mr. Friedman's tortuous interference and conspiracy claims against Mr. Karson, Mr. Madden and Ms. Newton, and it dismissed Mr. Friedman's prima facie tort claim against Mr. Karson, Mr. Madden and the Company. On or about June 28, 2006, the Company and the individual defendants filed an answer in which they denied the remaining counts of the Amended Complaint, which consist of claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and for violations of certain provisions of the New York Labor Law. On June 30, 2006, the parties appeared before the court for a status conference at which time the Court established a pre-trial schedule requiring that non-expert discovery be completed by December 29, 2006 and that dispositive motions be filed by February 2, 2007. Accordingly, the parties are currently engaged in discovery. The Company believes that this action will not have a material effect on the Company's financial position.

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


[2]      License Agreements:

On May 11, 2006, the Company entered into an agreement to license the Stevies brand for the design, manufacture and distribution of a line of girls' apparel, which will be sold exclusively through J.C. Penney. On June 21, 2006, the Company entered into an agreement to license the Steve Madden and Steven by Steve Madden brands for the design, manufacture and distribution of watches. Both of these agreements require the licensees to pay the Company a royalty based on net sales and a minimum royalty in the event that specified net sales targets are not achieved.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2006
($ in thousands except per share data)


NOTE P - OPERATING SEGMENT INFORMATION

The Company's reportable segments are primarily based on methods used to distribute its products. The wholesale segment, through sales to department and specialty stores, and the retail segment, through the operation of retail stores and the website, derive revenue from sales of branded women's, men's, girls' and children's footwear and accessories. In addition, the wholesale segment has a licensing program that extends the Steve Madden and Stevies brands to accessories and ready-to-wear apparel. The first cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of footwear.


                                          Wholesale        Retail       First Cost    Consolidated
Quarter ended,                           ------------   ------------   ------------   ------------
June 30, 2006:
  Net sales to external customers        $     96,194   $     33,306                  $    129,500
  Gross profit                                 36,557         17,998                        54,555
  Commissions and licensing fees - net            721                  $      2,104          2,825
  Income from operations                       17,109          2,102          2,104         21,315
  Segment assets                         $    190,920   $     42,905   $     15,498   $    249,323

June 30, 2005:
  Net sales to external customers        $     68,331   $     32,627                  $    100,958
  Gross profit                                 21,353         16,257                        37,610
  Commissions and licensing fees - net            596                  $      1,203          1,799
  Income from operations                        5,971          1,483          1,203          8,657
  Segment assets                         $    142,436   $     43,070   $     11,924   $    197,430


                                          Wholesale        Retail       First Cost    Consolidated
Six months ended,                        ------------   ------------   ------------   ------------
June 30, 2006:
  Net sales to external customers        $    179,176   $     58,639                  $    237,815
  Gross profit                                 70,682         30,156                       100,838
  Commissions and licensing fees - net          1,526                  $      5,061          6,587
  Income from operations                       33,738            971          5,061         39,770
  Segment assets                         $    190,920   $     42,905   $     15,498   $    249,323

June 30, 2005:
  Net sales to external customers        $    125,192   $     59,102                  $    184,294
  Gross profit                                 36,773         28,189                        64,962
  Commissions and licensing fees - net          1,176                  $      1,848          3,024
  Income from operations                        7,017          1,013          1,848          9,878
  Segment assets                         $    142,436   $     43,070   $     11,924   $    197,430

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


Overview:
($ in thousands, except retail sales data per square foot and earnings per share)

For the quarter ended June 30, 2006, diluted earnings per share increased 123% to $0.58 from $0.26 for the same period in 2005. Net income increased 140% in the second quarter of 2006 to $12,696 as compared to $5,286 for the comparable period of 2005. These increases represent the fifth consecutive quarter that the Company has achieved a double-digit percentage increase in both earnings per share and net income. The Company accomplished this earnings growth by executing its two pronged strategy of expanding and strengthening its product offerings while improving the overall operating efficiencies of the Company.

The Company is expanding its product offerings though acquisitions, the addition of new brands and via licensing agreements. On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, "Daniel M. Friedman"). Founded in 1995, Daniel M. Friedman (a former licensee of the Company) is a manufacturer and distributor of name brand fashion handbags and accessories. In the second quarter of 2006, which was its first full quarter under the Company's ownership, Daniel M. Friedman contributed net sales of approximately $17,300. The Company has recently added, or is in the process of adding several new brands. SMNY, which began shipping product in the fourth quarter of 2005, contributed net sales of approximately $6,500, and is now in over 2,400 doors. Rule, a new brand marketed exclusively through J.C. Penney, had total net sales of approximately $3,300 in the second quarter. Two other new divisions, Natural Comfort and Jump delivered initial shipments in the second quarter of 2006. Natural Comfort is an owned brand of fashion-forward comfort footwear. Jump, sold under a distribution agreement, is a fashion sneaker line. On the licensing front, the Company signed two new licensing agreements in the quarter, one for watches under the Steve Madden and Steven by Steven Madden brands, and one for girls' apparel marketed through J.C. Penney under the Stevies brand.

The Company, through its better product offerings and improved operating efficiencies and controls has reduced close out sales, chargebacks and inbound freight costs. These initiatives have resulted in a significant increase in gross margin for the second quarter to 42% this year compared to 37% in the same quarter last year.

In the Retail Division, same store sales (sales in stores that were in operation throughout all of the second quarters of 2006 and 2005) increased 3%. This growth in comparable store sales came on top of a 13.6% comparable store sales growth achieved last year. Store sales productivity remained high with sales per square foot of $741 in the quarter. The Company's annualized inventory turnover increased to 7.8 times in the second quarter of 2006 compared to 7.5 in the second quarter of 2005. The Company's accounts receivable average collection days, excluding the newly acquired Daniel M. Friedman, improved to 57 days in the second quarter of 2006 compared to 60 days in the second quarter of the previous year.

As of June 30, 2006, the Company had $90,629 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders equity of $200,814. Working capital increased to $137,886 as of June 30, 2006 compared to $107,041 as of June 30, 2005. The Company repurchased 127,900 shares of common stock this quarter at a cost of approximately $3,500, reflecting management's continued confidence in the Company's long-term prospects and its commitment to enhance shareholder value.

The following tables set forth information on operations for the periods indicated:

                                 Selected Financial Information
                                        Six Months Ended
                                             June 30
                                        ($ in thousands)


CONSOLIDATED:                                           2006                       2005
------------                                    --------------------       --------------------
Net sales                                       $    237,815     100%      $    184,294     100%
Cost of sales                                        136,977      58            119,332      65
Gross profit                                         100,838      42             64,962      35
Other operating income - net of expenses               6,587       3              3,024       2
Operating expenses                                    67,655      28             57,589      31
Impairment of goodwill                                    --      --                519       0
Income from operations                                39,770      17              9,878       6
Interest and other income, net                           913       0                894       0
Income before income taxes                            40,683      17             10,772       6
Net income                                            23,556      10              6,248       3

By Segment:

WHOLESALE DIVISION:
------------------

Net sales                                       $    179,176     100%      $    125,192     100%
Cost of sales                                        108,494      61             88,419      71
Gross profit                                          70,682      39             36,773      29
Other operating income                                 1,526       1              1,176       1
Operating expenses                                    38,470      21             30,932      25
Income from operations                                33,738      19              7,017       5

RETAIL DIVISION:
---------------

Net sales                                       $     58,639     100%      $     59,102     100%
Cost of sales                                         28,483      49             30,913      52
Gross profit                                          30,156      51             28,189      48
Operating expenses                                    29,185      50             26,657      45
Impairment of goodwill                                    --      --                519       1
Income from operations                                   971       1              1,013       2
Number of stores                                          95                         95

FIRST COST DIVISION:
-------------------

Other commission income- net of expenses        $      5,061     100%      $      1,848     100%

                                 Selected Financial Information
                                       Three Months Ended
                                             June 30
                                        ($ in thousands)


CONSOLIDATED:                                           2006                       2005
------------                                    --------------------       --------------------
Net sales                                       $    129,500     100%      $    100,958     100%
Cost of sales                                         74,945      58             63,348      63
Gross profit                                          54,555      42             37,610      37
Other operating income - net of expenses               2,825       2              1,799       2
Operating expenses                                    36,065      28             30,233      30
Impairment of goodwill                                    --      --                519       0
Income from operations                                21,315      16              8,657       9
Interest and other income, net                           642       1                456       0
Income before income taxes                            21,957      17              9,113       9
Net income                                            12,696      10              5,286       5

By Segment:

WHOLESALE DIVISION:
------------------

Net sales                                       $     96,194     100%      $     68,331     100%
Cost of sales                                         59,637      62             46,978      69
Gross profit                                          36,557      38             21,353      31
Other operating income                                   721       1                596       1
Operating expenses                                    20,169      21             15,978      23
Income from operations                                17,109      18              5,971       9

RETAIL DIVISION:
---------------

Net sales                                       $     33,306     100%      $     32,627     100%
Cost of sales                                         15,308      46             16,370      50
Gross profit                                          17,998      54             16,257      50
Operating expenses                                    15,896      48             14,255      44
Impairment of goodwill                                    --      --                519       1
Income from operations                                 2,102       6              1,483       5
Number of stores                                          95                         95

FIRST COST DIVISION:
-------------------

Other commission income- net of expenses        $      2,104     100%      $      1,203     100%

RESULTS OF OPERATIONS
 ($ in thousands)

Six  Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

Consolidated:
------------

Total net sales for the six-month period ended June 30, 2006 increased by 29% to $237,815 from $184,294 for the comparable period of 2005. This increase resulted from significantly higher sales contributed by the Wholesale Division including Daniel M. Friedman from the acquisition date.

Gross profit as a percentage of sales increased to 42% for the six-month period ended June 30, 2006 from 35% for the six-month period ended June 30, 2005. This increase is the result of an increase in the gross profit as a percentage of sales in the Wholesale Division to 39% for the six-month period ended June 30, 2006 from 29% for the comparable period of 2005, as well as an increase in the Retail Division to 51% as compared to 48% for the comparable period of 2005.

Operating expenses increased to $67,655 in the first six months of 2006 from $57,589 in the same period of 2005. The increase in dollars is primarily due to an increase in direct selling expenses reflective of the 29% growth in sales, incentive bonuses and incremental costs associated with the new brands and the recently acquired Daniel M. Friedman. As a percentage of sales, operating expenses decreased to 28% in the first six months of 2006 from 31% in the same period of 2005, reflecting the Company's ability to control costs and leverage its expense structure against the increase in sales.

Income from operations was $39,770 for the six-month period ended June 30, 2006 compared to $9,878 for the comparable period of 2005. Net income was $23,556 for the six-month period ended June 30, 2006 compared to $6,248 for the six-month period ended June 30, 2005. This increase in income was primarily due to the increase in sales, the higher gross margin, a substantial increase in commission income and the reduction of operating expenses as a percentage of sales.

Wholesale Division:
------------------

Sales from the Wholesale Division accounted for $179,176 or 75%, and $125,192 or 68% of total sales for the six-month periods ended June 30, 2006 and 2005, respectively. This increase resulted from the incremental sales of the recently acquired Daniel M. Friedman and higher sales from Madden Womens, Madden Mens and Candie's as well as the contribution of the new brands, SMNY and Rule. Gross profit as a percentage of sales increased to 39% for the six-month period ended June 30, 2006 from 29% in the same period last year, primarily due to a significant decrease in off-price sales and lower inventory markdowns and allowances. Operating expenses increased to $38,470 for the six-month period ended June 30, 2006 from $30,932 in the comparable period of 2005. This increase is primarily due to an increase in direct selling expenses reflective of the 43% growth in sales, incentive bonuses and the incremental costs associated with the new brands SMNY, Rule, as well as the addition of Daniel M. Friedman. As a percentage of sales, operating expenses decreased to 21% for the six-month period ended June 30, 2006 from 25% for the same period last year, reflecting the Company's ability to control costs and leverage the Company's expense structure against top line growth. Income from operations for the Wholesale Division increased to $33,738 for the six-month period ended June 30, 2006 compared to $7,017 for the six-month period ended June 30, 2005.

Retail Division:
---------------

Sales from the Retail Division accounted for $58,639 or 25% and $59,102 or 32% of total sales for the six-month periods ended June 30, 2006 and 2005, respectively. The Company opened eight new stores and closed eight under-performing stores during the year ended June 30, 2006. As a result, the Company had 95 stores as of June 30, 2006 and 2005. Comparable store sales (sales of those stores that were open for the entire first six months of 2006 and 2005) for the six-month period ended June 30, 2006 decreased 2% over the same period of 2005. This decrease was due to planned declines in the accessories and men's categories as management repositioned the Company's offerings in those areas during the first quarter of the year. Gross profit as a percentage of sales increased to 51% for the six-month period ended June 30, 2006 from 48% in the comparable period of 2005, primarily due to a significant decrease in inventory markdowns and an increase in inventory operating efficiencies. Operating expenses for the Retail Division were $29,185 for the six-month period ended June 30, 2006 and $26,657 in the comparable period of 2005. This increase was primarily due to the costs associated with the remodeling of six stores and the closing of five stores in the current period. Income from operations for the Retail Division was $971 for the six-month period ended June 30, 2006 compared to $1,013 for the same period in 2005.

First Cost Division:
-------------------

The First Cost Division generated net commission income of $5,061 for the six-month period ended June 30, 2006, compared to $1,848 in the comparable period of 2005. The increase was the result of growth in the private label business and in addition, the Company has leveraged the strength of its Steve Madden brands and product designs resulting in a partial recovery of its design, product and development costs from its suppliers.

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

Consolidated:
------------

Total net sales for the three-month period ended June 30, 2006 increased by 28% to $129,500 from $100,958 for the comparable period of 2005. This sales growth was the result of the double-digit sales increases in the Steve Madden Womens, Madden Mens, Candies and Steven divisions as well the incremental sales from the new Daniel M. Friedman and SMNY divisions. These increases were partially offset by declines in the l.e.i and Stevies divisions.

Gross profit as a percentage of sales increased to 42% for the three-month period ended June 30, 2006 from 37% for the three-month period ended June 30, 2005. This increase is due to an increase in the Wholesale Division to 38% for the three-month period ended June 30, 2006 from 31% for the comparable period of 2005, as well as an increase in the gross profit as a percentage of sales in the Retail Division to 54% for the three-month period ended June 30, 2006 from 50% for the three-month period ended June 30, 2005.

Operating expenses increased to $36,065 in the second quarter of 2006 from $30,233 in the second quarter 2005. The increase in dollars is primarily due to an increase in direct selling expenses reflective of the 28% growth in sales, incentive bonuses and incremental costs associated with the new brands and the recently acquired Daniel M. Friedman. As a percentage of sales, operating expenses decreased to 28% in the second quarter of 2006 from 30% in the second quarter of 2005, reflecting the Company's ability to control costs and leverage its expense structure against the increase in sales.

Income from operations was $21,315 for the three-month period ended June 30, 2006 compared to $8,657 in the comparable period of 2005. Net income was $12,696 for the three-month period ended June 30, 2006 compared to $5,286 for the three-month period ended June 30, 2005. This increase in income was primarily due to the increase in sales, the higher gross margin, a substantial increase in commission income and the reduction of operating expenses as a percentage of sales.

Wholesale Division:
------------------

Sales from the Wholesale Division accounted for $96,194 or 74%, and $68,331 or 68% of total sales for the three-month periods ended June 30, 2006 and 2005, respectively. This increase resulted from the incremental sales of the recently acquired Daniel M. Friedman and higher sales from Madden Womens, Madden Mens and Candie's as well as the contribution of the new brands, SMNY and Rule. Gross profit as a percentage of sales in the Wholesale Division increased to 38% for the three-month period ended June 30, 2006 from 31% for the three-month period ended June 30 2005, primarily due to improved efficiencies in inventory management resulting in a significant reduction of inventory markdowns and allowances. Operating expenses increased to $20,169 for the three-month period ended June 30, 2006 from $15,978 in the comparable period of 2005. This increase is primarily due to an increase in direct selling expenses reflective of the 41% growth in sales, incentive bonuses and the incremental costs associated with the new brands SMNY and Rule and Daniel M. Friedman. As a percentage of sales, operating expenses decreased to 21% for the three-month period ended June 30, 2006 from 23% for the three-month period ended June 30, 2005, reflecting the Company's ability to control costs and leverage the Company's expense structure against top line growth. Income from operations for the Wholesale Division increased to $17,109 for the three-month period ended June 30, 2006 compared to $5,971 for the same period last year.

Retail Division:
---------------

Sales from the Retail Division accounted for $33,306 or 26% and $32,627 or 32% of total sales for the three-month periods ended June 30, 2006 and 2005, respectively. Comparable store sales (sales of those stores that were open for the second quarter of 2006 and 2005) for the three-month period ended June 30, 2006 increased 3% over the same period of 2005. Gross profit as a percentage of sales increased to 54% for the three-month period ended June 30, 2006 from 50% in the comparable period of 2005, primarily due to a significant decrease in inventory markdowns and other promotional activities. Operating expenses for the Retail Division were $15,896 for the three-month period ended June 30, 2006 and $14,255 in the comparable period of 2005. This increase was primarily due to the costs associated with the remodeling of three stores and the closing of five stores in the current period. Income from operations for the Retail Division was $2,102 for the three-month period ended June 30, 2006 compared to $1,483 for the three-month period ended June 30, 2005.

First Cost Division:
-------------------

Adesso-Madden, Inc. generated net commission income of $2,104 for the three-month period ended June 30, 2006, compared to $1,203 in the comparable period of 2005. The increase was the result of growth in the private label business and in addition, the Company has leveraged the strength of its Steve Madden brands and product designs resulting in a partial recovery of its design, product and development costs from its suppliers.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

The Company had working capital of $137,886 at June 30, 2006 compared to $114,066 at December 31, 2005. The Company's net income for the six months ended June 30, 2006 was the primary contributor to the increase in working capital.

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

As of June 30, 2006, the Company had invested $56,166 in marketable securities consisting of corporate bonds, U.S. Treasury notes, government asset-backed securities, certificates of deposits and equities.

The Company believes that based upon its current financial position and available cash and marketable securities, it will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2006, net cash provided in operating activities was $7,474. Sources of cash were provided primarily by the net income of $23,556 and increase in accounts payable and other accrued expenses of $9,187. The primary uses of cash were an increase in factored receivables of $20,796 caused by a substantial increase in sales in the second quarter of 2006, as well as an increase in non-factored receivables of $3,971, an increase in inventories of $8,780 and increase in prepaid expenses, prepaid taxes, deposits and other assets.

CONTRACTUAL OBLIGATIONS

The Company's contractual obligations as of June 30, 2006 were as follows:

                                                 Payment due by period (in thousands)

                                              Remainder of                                   2011 and
 Contractual Obligations          Total           2006         2007-2008      2009-2010        after
-----------------------------  ------------   ------------   ------------   ------------   ------------
Operating lease
     obligations               $     89,200   $      6,505   $     25,551   $     21,972   $     35,172

Purchase obligations                 55,901         55,901              0              0              0

Other long-term liabilities
     (future minimum
     royalty payments)                2,132          1,497            635              0              0
                               ------------   ------------   ------------   ------------   ------------

Total                          $    147,233   $     63,903   $     26,186   $     21,972   $     35,172
                               ============   ============   ============   ============   ============

At June 30, 2006, the Company had un-negotiated open letters of credit for the purchase of imported merchandise of approximately $4,052.

The Company has an employment agreement with Steven Madden, its Creative and Design Chief, which provides for an annual base salary of $600 subject to certain specified adjustments, through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA, revenue of any new business, and royalty income over $2 million, an equity grant and a non-accountable expense allowance.

On February 7, 2006, the Company acquired all of the equity interest of Daniel
M. Friedman. The acquisition was completed for consideration of $18,742 including transaction costs subject to adjustment, including certain earn out provisions, based on financial performance through 2010.

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $2,149 in 2006, $1,643 in 2007, $1,192 in 2008 and $480 in 2009. In addition, some of the employment agreements provide for incentive compensation based on various performance criteria as well as other benefits. The Chief Operating Officer of the Company is entitled to deferred compensation calculated as a percentage of his base salary.

Significant portions of the Company's products are produced at overseas locations, the majority of which are located in China as well as Brazil, Italy and Spain. The Company has not entered into any long-term manufacturing or supply contracts with any of these foreign companies. The Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products. In addition, the Company currently makes approximately 98% of its purchases in U.S. dollars.

INVESTING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2006, the Company invested $2,858 in marketable securities and received $12,530 from the maturities and sales of securities. Also, the Company invested $15,436 in the acquisition of Daniel M. Friedman. Additionally, the Company made capital expenditures of $4,448, principally for leasehold improvements for two new stores, remodeling of six existing stores, additional office space and upgrades to its computer systems.

FINANCING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2006, the Company repurchased 349,000 shares of the Company's common stock at a total cost of $8,264. The Company received $1,882 in cash and realized a tax benefit of $741 in connection with the exercise of stock options.

INFLATION

The Company does not believe that the relatively low rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on sales, expenses or profitability.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's unaudited condensed consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and the Company may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of the Company's condensed consolidated financial statements: accounts receivable and inventory reserves, valuation of intangible assets, and litigation reserves.

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

Cost of sales. All costs incurred to bring finished products to the Company's distribution center are included in the cost of sales line item on the Consolidated Statement of Operations. These include purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of the Company's Consolidated Statement of Operations. The Company classifies all shipping costs to customers as operating expenses. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates primarily based on LIBOR. An analysis of the Company's credit agreement with GMAC can be found in the Liquidity and Capital Resources section under Item 2 of this report.

As of June 30, 2006, the Company had investments in marketable securities valued at $56,166, which consist primarily of corporate bonds, U.S. treasury notes, certificates of deposit and government asset-backed securities that have various maturities through December 2009, as well as marketable equity securities. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. The Company currently has the ability to hold these investments until maturity. Should there be a significant increase in interest rates, the value of these investments would be negatively affected unless they were held to maturity. In addition, any further decline in interest rates would reduce the Company's interest income.


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

On or about January 23, 2006, the Company and Steven Madden, Jamieson Karson, Arvind Dharia and Amelia Newton Varela were named as defendants in a lawsuit filed by Jojeli, Inc. ("Jojeli") and Alan Rick Friedman in the United States District Court for the Southern District of New York. In their complaint, Jojeli and Mr. Friedman assert claims arising from the Company's decision to terminate Jojeli's services on or about November 28, 2005. Mr. Friedman, Jojeli's principal, served as a senior salesperson for the Company, and provided his services to the Company pursuant to an April 26, 2004 written agreement. In their complaint, Jojeli and Mr. Friedman allege eight claims against the Company and/or three of its executives and/or one of its managers, including breach of contract, violation of the New York Labor Law, tortuous interference with contract, civil conspiracy, defamation, and prima facie tort. They seek damages on their various claims of approximately $2,700 and they also seek a declaration that they are not bound by the restrictive covenant in the parties' contract. On or about March 1, 2006, the individual defendants and the Company moved to dismiss the tort claims contained in the complaint and to strike Mr. Friedman's claim for punitive damages in connection with his contract claims. More specifically, the defendants moved to dismiss the claims alleging defamation, interference with contract, prima facie tort and civil conspiracy. If the motion is granted in its entirety, the individual defendants would be dismissed from the suit and Mr. Friedman's remaining claims would consist of breach of contract and alleged violations of the New York Labor Law. On or about April 13, 2006, Mr. Friedman filed an amended complaint in the action. In his amended complaint, Mr. Friedman (i) dropped his defamation claim against the Company's Executive Vice President of Wholesale Sales, Amelia Newton Varela, (ii) dropped all claim(s) against the Company's Chief Financial Officer, Arvind Dharia, and (iii) supplemented certain allegations concerning the remaining defendants in an effort to strengthen or preserve his remaining tort claims. On June 5, 2006, the Court dismissed the plaintiffs' tort claims against the Company and the remaining individual defendants. More specifically, the Court dismissed Mr. Friedman's tortuous interference and conspiracy claims against Mr. Karson, Mr. Madden and Ms. Newton, and it dismissed Mr. Friedman's prima facie tort claim against Mr. Karson, Mr. Madden and the Company. On or about June 28, 2006, the Company and the individual defendants filed an answer in which they denied the remaining counts of the Amended Complaint, which consist of claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and for violations of certain provisions of the New York Labor Law. On June 30, 2006, the parties appeared before the court for a status conference at which time the Court established a pre-trial schedule requiring that non-expert discovery be completed by December 29, 2006 and that dispositive motions be filed by February 2, 2007. Accordingly, the parties are currently engaged in discovery. The Company believes that this action will not have a material effect on the Company's financial position.

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


ITEM 1A. RISK FACTORS

The risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table provides information as of June 30, 2006 with respect to the shares of common stock repurchased by the Company during the second quarter of fiscal 2006:

   ---------------------------------------------------------------------------------------------------

   Period              Total          Average        Total Number of         Maximum Dollar Amount
                       Number of      Price Paid     Shares Purchased as     of Shares that May Yet Be
                       Shares         per Share      Part of Publicly        Purchased Under the Plans
                       Purchased                     Announced Plans or      or Programs (1)
                                                     Programs (1)
   ---------------------------------------------------------------------------------------------------
   4/1/06 - 4/30/06             0             $0                    0                $18,943,810
   ---------------------------------------------------------------------------------------------------

   5/01/06 - 5/31/06            0             $0                    0                $18,943,810
   ---------------------------------------------------------------------------------------------------

   6/1/06 - 6/30/06       127,900         $27.02              127,900                $15,487,460
   ---------------------------------------------------------------------------------------------------

   Total                  127,900         $27.02              127,900                $15,487,460
   ---------------------------------------------------------------------------------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company held on May 26, 2006 (the "Annual Meeting"), the stockholders of the Company ratified the appointment of Eisner LLP and approved the adoption of the Company's 2006 Stock Incentive Plan. In addition, the stockholders of the Company elected nine directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.

The affirmative vote of the holders of a majority of the total votes cast was required to ratify the appointment of Eisner LLP and to approve the adoption of the Plan and the affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

With respect to the approval of the appointment of Eisner LLP, set forth below is information on the results of the votes cast at the Annual Meeting.

                                           For          Against      Abstained
                                           ---          -------      ---------

       Appointment of Eisner LLP        12,436,490      344,415           742




With respect to the approval of the adoption of the Company's 2006 Stock Incentive Plan, set forth below is the information on the results of the votes cast at the Annual Meeting.

                                           For          Against      Abstained
                                           ---          -------      ---------

       Adoption of the Plan              9,441,261    1,952,141        22,247

With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cast and/or withheld with respect to each such nominee.

                       Nominees                  For              Withheld
          ----------------------------     ----------------    --------------

          Jamieson A. Karson                  12,109,235            672,412
          Jeffrey Birnbaum                    11,693,329          1,088,318
          Marc S. Cooper                      11,359,899          1,421,748
          Harold Kahn                         12,150,023            631,624
          John L. Madden                      11,698,749          1,082,898
          Peter Migliorini                    12,102,876            678,771
          Richard P. Randall                  12,149,673            631,974
          Thomas H. Schwartz                  12,102,776            678,871
          Walter Yetnikoff                    12,149,923            631,724



ITEM 6.  EXHIBITS


10.1 Steven Madden, Ltd. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 3, 2006).

10.2 Amendment to Earn-Out Agreement, dated as of April 10, 2006, by and between the Company and Daniel M. Friedman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 13, 2006).

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



DATE:  August 9, 2006




                                            STEVEN MADDEN, LTD.

                                            /s/ JAMIESON A. KARSON
                                            ------------------------------------
                                            Jamieson A. Karson
                                            Chairman and Chief Executive Officer


                                            /s/ ARVIND DHARIA
                                            ------------------------------------
                                            Arvind Dharia
                                            Chief Financial Officer

       Exhibit No             Description
       ----------             -----------

       10.1 Steven Madden, Ltd. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 3, 2006).

       10.2 Amendment to Earn-Out Agreement, dated as of April 10, 2006, by and between the Company and Daniel M. Friedman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 13, 2006).

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