Form 10-Q
period 2006-09-30
STEVEN MADDEN, LTD.
filed 2006-11-09
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 2006
--------------------------------------------------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

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

As of November 3, 2006, the latest practicable date, there were 21,021,748 shares of common stock, $.0001 par value, outstanding.

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                               September 30, 2006

                                TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets ............................    1

         Condensed Consolidated Statements of Operations ..................    2

         Condensed Consolidated Statements of Cash Flows ..................    3

         Notes to Unaudited Condensed Consolidated Financial Statements ...    4

ITEM 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations .................   15

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk .......   23

ITEM 4.  Controls and Procedures ..........................................   23

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings ................................................   24

ITEM 1A. Risk Factors .....................................................   25

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds ......   25

ITEM 6.  Exhibits .........................................................   25

         Signatures .......................................................   26


PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

                                                                          September 30,   December 31,    September 30,
                                                                              2006            2005            2005
                                                                          ------------    ------------    ------------
                                                                           (unaudited)                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                              $     43,356    $     42,842    $     55,081
   Accounts receivable, net of allowances of $2,681, $813 and $703               6,539           3,294           2,129
   Due from factor, net of allowances of $11,355, $7,587 and $4,298             52,652          31,785          46,136
   Inventories                                                                  35,736          28,412          22,663
   Marketable securities - available for sale                                   50,457          24,092          15,449
   Prepaid expenses and other current assets                                     5,855           2,435           2,185
   Prepaid taxes                                                                 2,457           2,512             349
   Deferred taxes                                                                5,509           5,600           2,566
                                                                          ------------    ------------    ------------

        Total current assets                                                   202,561         140,972         146,558

Property and equipment, net                                                     22,656          20,898          20,855
Deferred taxes                                                                   5,321           5,568           5,943
Deposits and other                                                               1,136             586             495
Marketable securities - available for sale                                      18,643          42,157          28,470
Goodwill - net                                                                   6,975           1,547           1,547
Intangibles - net                                                                7,487              --              --
                                                                          ------------    ------------    ------------

        Total Assets                                                      $    264,779    $    211,728    $    203,868
                                                                          ============    ============    ============

LIABILITIES
Current liabilities:
   Accounts payable                                                       $     18,196          15,579    $     10,973
   Accrued expenses                                                             14,557           7,998           8,293
   Accrued incentive compensation                                                7,231           3,329           1,938
                                                                          ------------    ------------    ------------
        Total current liabilities                                               39,984          26,906          21,204

Deferred rent                                                                    3,535           2,757           2,373
                                                                          ------------    ------------    ------------

                                                                                43,519          29,663          23,577
                                                                          ------------    ------------    ------------
Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized;
   none issued; Series A Junior Participating preferred stock -
   $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 90,000 shares authorized, 24,721,
   24,225 and 23,901 shares issued, 21,021, 20,874 and
   20,550 outstanding                                                                2               2               2
Additional paid-in capital                                                     110,739          99,950          91,846
Retained earnings                                                              145,041         108,838         115,212
Other comprehensive gain:
   Unrealized gain (loss) on marketable securities                                (832)         (1,299)         (1,343)
Treasury stock - 3,700, 3,351 and 3,351 shares at cost                         (33,690)        (25,426)        (25,426)
                                                                          ------------    ------------    ------------

                                                                               221,260         182,065         180,291
                                                                          ------------    ------------    ------------

        Total Liabilities and Stockholders' Equity                        $    264,779    $    211,728    $    203,868
                                                                          ============    ============    ============

See accompanying notes to condensed consolidated financial
statements - unaudited                                                        1

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                   September 30,
                                                                         2006            2005            2006            2005
                                                                     ------------    ------------    ------------    ------------
Net sales:
   Wholesale                                                         $     91,751    $     71,018    $    270,927    $    196,210
   Retail                                                                  31,489          29,049          90,128          88,151
                                                                     ------------    ------------    ------------    ------------

                                                                          123,240         100,067         361,055         284,361
                                                                     ------------    ------------    ------------    ------------
Cost of sales:
   Wholesale                                                               57,020          49,730         165,514         138,149
   Retail                                                                  15,197          15,075          43,680          45,988
                                                                     ------------    ------------    ------------    ------------

                                                                           72,217          64,805         209,194         184,137
                                                                     ------------    ------------    ------------    ------------
Gross profit:
   Wholesale                                                               34,731          21,288         105,413          58,061
   Retail                                                                  16,292          13,974          46,448          42,163
                                                                     ------------    ------------    ------------    ------------

                                                                           51,023          35,262         151,861         100,224

Commission and licensing fee income - net                                   3,850           2,217          10,437           5,241
Operating expenses                                                        (32,999)        (28,478)       (100,654)        (86,067)
Impairment of goodwill                                                         --              --              --            (519)
                                                                     ------------    ------------    ------------    ------------

Income from operations                                                     21,874           9,001          61,644          18,879
Interest and other income, net                                                715             504           1,628           1,398
                                                                     ------------    ------------    ------------    ------------

Income before provision for income taxes                                   22,589           9,505          63,272          20,277
Provision for income taxes                                                  9,942           3,992          27,069           8,516
                                                                     ------------    ------------    ------------    ------------

Net income                                                           $     12,647    $      5,513    $     36,203    $     11,761
                                                                     ============    ============    ============    ============

Basic income per share                                               $       0.61    $       0.27    $       1.74    $       0.59
                                                                     ============    ============    ============    ============

Diluted income per share                                             $       0.57    $       0.26    $       1.64    $       0.57
                                                                     ============    ============    ============    ============

Basic weighted average common shares outstanding                           20,880          20,255          20,850          19,908
Effect of dilutive securities - options/warrants/restricted stock           1,256             813           1,178             756
                                                                     ------------    ------------    ------------    ------------

Diluted weighted average common shares outstanding                         22,136          21,068          22,028          20,664
                                                                     ============    ============    ============    ============

See accompanying notes to condensed consolidated financial
statements - unaudited                                                         2

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                             2006            2005
                                                                                         ------------    ------------
Cash flows from operating activities:
   Net income                                                                            $     36,203    $     11,761
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                             4,722           3,911
      Loss on disposal of fixed assets                                                          1,858             126
      Impairment of goodwill                                                                       --             519
      Non-cash compensation                                                                     1,452             677
      Provision for bad debts                                                                   5,214           2,086
      Deferred rent expense                                                                       268             285
      Realized loss on marketable securities                                                      825             182
      Changes in:
        Accounts receivable                                                                    (3,168)          1,026
        Due from factor                                                                       (23,075)        (14,344)
        Inventories                                                                            (1,441)         11,721
        Prepaid expenses, prepaid taxes, deposits and other assets                             (2,126)            915
        Accounts payable and other accrued expenses                                             4,100           1,527
                                                                                         ------------    ------------

           Net cash provided by operating activities                                           24,832          20,392
                                                                                         ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                                                          (7,116)         (4,144)
   Purchase of marketable securities                                                          (19,867)         (1,156)
   Sale/redemption of marketable securities                                                    16,996           5,629
   Acquisition, net of cash acquired                                                          (15,404)             --
                                                                                         ------------    ------------

           Net cash provided by (used in) investing activities                                (25,391)            329
                                                                                         ------------    ------------

Cash flows from financing activities:
   Proceeds from options exercised                                                              5,781          13,009
   Tax benefit from exercise of options                                                         3,556              --
   Cash in lieu of restricted stock                                                                --          (1,767)
   Purchase of treasury stock                                                                  (8,264)         (7,735)
                                                                                         ------------    ------------

           Net cash provided by financing activities                                            1,073           3,507
                                                                                         ------------    ------------

Net increase in cash and cash equivalents                                                         514          24,228
Cash and cash equivalents - beginning of period                                                42,842          30,853
                                                                                         ------------    ------------

Cash and cash equivalents - end of period                                                $     43,356    $     55,081
                                                                                         ============    ============

See accompanying notes to condensed consolidated financial
statements - unaudited                                                         3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2006
($ in thousands except per share data)


NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") and the results of its operations and cash flows for the periods presented. The results of its operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2005 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 14, 2006.

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


NOTE B - USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Allowances for bad debts, returns and customer chargebacks: The Company provides reserves on trade accounts receivables for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance related deductions that relate to the current period sales. As a result of a reevaluation of the retail environment, the Company revised its method for evaluating its estimate of the allowance for customer chargebacks beginning in the fourth quarter of 2005. In the past, the Company looked at historical dilution levels of customers to determine the allowance amount. Under the new method of estimation, the Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers inventory levels, sell through rates and gross margin levels, are analyzed by key account executives to estimate the amount of the anticipated customer allowance.


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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2006
($ in thousands except per share data)


NOTE E - REVENUE RECOGNITION

The Company recognizes revenue on wholesale sales when products are shipped pursuant to our standard terms which are freight on board (FOB) warehouse or when products are delivered to the consolidators as per the terms of the customer's purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized when sales are recorded. Customers retain the right to deduct the amount of loss sustained for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company earns commission income acting in the capacity of an agent through its Adesso-Madden Division by arranging to produce private label shoes to the specifications of its clients. In addition, the Company has leveraged the strength of its Steve Madden brands and product designs resulting in a partial recovery of its design, product and development costs from its suppliers. Commission revenue and product and development cost recoveries are recognized as earned when title of the product transfers from the manufacturer to the customer and is reported on a net basis after deducting operating expenses.

The Company licenses its trademarks for use in connection with the manufacturing, marketing and sale of sunglasses, eyewear, outerwear, watches, children's apparel, dresses and hosiery products. The license agreements require the licensee to pay to the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. Licensing revenue is recognized on the basis of net sales reported by the licensees or minimum guaranteed royalties, if higher. In substantially all of the Company's license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.


NOTE F - SALES DEDUCTIONS

The Company supports retailers' initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the Condensed Consolidated Statement of Operations as deductions to sales. For the three and nine month periods ended September 30, 2006, the total deduction to net sales for these expenses was $9,675 and $24,980, respectively, as compared to $9,682 and $27,421 for the comparable periods in 2005.


NOTE G - COST OF SALES

All costs incurred to bring finished products to the Company's distribution center and, in the retail division, the costs to bring products to the Company's stores, are included in the cost of sales line item on the Condensed Consolidated Statement of Operations. These include purchase commissions, letters of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs and freight to customers, if any, are included in the operating expenses line item of the Company's Condensed Consolidated Statement of Operations. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.


NOTE H - RECLASSIFICATION

The Company has reclassified royalty payments on its Condensed Consolidated Statement of Operations from operating expenses to cost of sales. This reclassification resulted in an increase in the wholesale cost of sales for the three and nine months ended September 30, 2005 of $969 and $2,835, respectively, with a corresponding decrease to operating expenses in the same periods. This reclassification had no impact on the net income of the Company.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2006
($ in thousands except per share data)


NOTE H - RECLASSIFICATION (CONTINUED)

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


NOTE I - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Diluted income per share also reflects the unvested and unissued shares promised to employees that have a dilutive effect. For the three- and nine-month periods ended September 30, 2006, no stock options have been excluded from the calculation because inclusion of such shares would be antidilutive, as compared to none and approximately 185,000 stock options, excluded respectively, for the three- and nine-months ended September 30, 2005.


NOTE J - STOCK-BASED COMPENSATION

In March 2006, the Board of Directors approved the Steven Madden, Ltd. Stock Incentive Plan (the "Plan") under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The shareholders approved the Plan on May 26, 2006. The number of shares that may be issued or used under the Plan cannot exceed 1,200,000 shares. Management believes that the Plan will better align the interests of its recipients with those of its shareholders. In addition, the Company has three stock option plans entitled The 1996 Stock Plan, The 1997 Stock Plan and The 1999 Stock Plan. The option plans provide that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. As of September 30, 2006, 6,893,000 options have been authorized under the three stock option plans and 6,882,000 have been granted, net of expirations and cancellations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"), which requires stock-based compensation to be measured based on the fair value of the awards on the grant date. The Company elected the "modified prospective method" of transition as permitted by SFAS No. 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption are not restated. For the three and nine month periods ended September 30, 2006, total equity-based compensation of $768 and $1,452, respectively, was included in operating expense. As of September 30, 2006, unrecognized equity-based compensation was $11,552, which is expected to be recognized over a weighted average period of 3.8 years. As required by SFAS No. 123R, prior period unearned compensation has been reclasssed to additional paid-in capital for all periods presented.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2006
($ in thousands except per share data)


NOTE J - STOCK-BASED COMPENSATION (CONTINUED)

Prior to the adoption of SFAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation costs recognized for those options (tax benefits) to be classified as financing cash flows. The Company realized an excess tax benefit from the exercise of stock options of $3,556 during the nine months ended September 30, 2006.

Prior to adopting SFAS No. 123R, the Company's equity-based compensation expense was accounted for under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123R to equity-based employee compensation for the three and nine month periods ended September 30, 2005:

                                                           Three Months     Nine Months
                                                              Ended            Ended
                                                           September 30,    September 30,
                                                               2005            2005
                                                           ------------    ------------
  Reported net income                                      $      5,513    $     11,761
  Stock-based employee compensation included in
     reported net income, net of tax                                 --             165
  Stock-based employee compensation determined
     under the fair value based method, net of tax                 (735)         (1,772)
                                                           ------------    ------------

  Pro forma net income                                     $      4,778    $     10,154
                                                           ============    ============
  Basic income per share:
     As reported                                           $       0.27    $       0.59
     Pro forma                                             $       0.24    $       0.51

  Diluted income per share:
     As reported                                           $       0.26    $       0.57
     Pro forma                                             $       0.23    $       0.49

Stock Options

During the three and nine months ended September 30, 2006, there were 311,672 and 466,672 options exercised, respectively, with a total intrinsic value of $6,680 and $8,444 for the corresponding periods. No options vested during the three-month period and 30,000 options vested during the nine-month period ended September 30, 2006, with a weighted average exercise price of $11.84 and a total intrinsic value of $822. As of September 30, 2006, there were no unvested options. There were no options granted during the nine months ended September 30, 2006.

The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected volatility is based on the historical volatility of the Company's stock. The risk free interest rate is based on the U.S Treasury yield curve in effect at the time of the grant. With the exception of a special dividend paid in November of 2005 and a special dividend to be paid on November 22, 2006, the Company historically has not paid dividends and thus the expected dividend rate is assumed to be zero. The weighted average fair value of options granted in 2005 was approximately $4.07 using the Black-Scholes option-pricing model assuming a volatility of 43%, a risk free interest rate of 3.86%, an expected life of 3 years and no dividend yield.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2006
($ in thousands except per share data)


NOTE J - STOCK-BASED COMPENSATION (CONTINUED)

Activity relating to stock options granted under the Company's plans and outside the plans during the nine months ended September 30, 2006 is as follows:

                                                                             Weighted
                                                              Weighted       Average
                                                              Average        Remaining      Aggregate
                                              Number of       Exercise      Contractual     Intrinsic
                                               Shares          Price           Term           Value
                                            ------------    ------------   ------------    ------------
         Outstanding at January 1              1,950,000    $       9.79
         Granted                                      --              --
         Exercised                              (467,000)          12.39
         Cancelled/Forfeited                      (3,000)           8.00
                                            ------------    ------------

         Outstanding at September 30           1,480,000    $       8.97            4.8    $     44,816
                                            ============    ============   ============    ============

         Exercisable at September 30           1,480,000    $       8.97            4.8    $     44,816
                                            ============    ============   ============    ============

Restricted Stock

During the nine months ended September 30, 2006, pursuant to the Company's Board of Directors approval of the Plan in March 2006, the Company granted 423,500 restricted stock shares to employees and directors (including 165,000 granted to the Company's Creative and Design Chief), all of which were outstanding as of September 30, 2006. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. The weighted average grant date fair value of the restricted shares was $32.38 and the average vesting period is 4.2 years. There were no shares that vested during the three and nine months ended September 30, 2006.


NOTE K - ACQUISITION

On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, "Daniel M. Friedman"). Founded in 1995, Daniel M. Friedman designs, sources, markets and sells name brand fashion handbags and accessories. The acquisition was completed for consideration of $18,710, including transaction costs, subject to adjustment, which includes certain earn-out provisions based on financial performance through 2010.

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

         Current assets                                     $      9,772
         Property and equipment                                      289
         Deposits                                                     62
         Intangible assets                                         8,400
         Goodwill                                                  5,428
         Liabilities assumed                                      (5,241)
                                                            ------------

         Net assets acquired                                $     18,710
                                                            ============

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2006
($ in thousands except per share data)


NOTE K - ACQUISITION (CONTINUED)

The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price pursuant to the earn out provisions.

The results of operations of Daniel M. Friedman have been included in the Company's Condensed Consolidated Statements of Operations from the date of the acquisition. The following pro forma information presents the results of the Company's operations as though the Daniel M. Friedman acquisition had been completed as of the first day of the three and nine month periods below:

                                                 Three Months Ended               Nine Months Ended
                                            ----------------------------    ----------------------------
                                                    September 30,                   September 30,
                                            ----------------------------    ----------------------------
                                                2006            2005            2006            2005
                                            ------------    ------------    ------------    ------------
         Net sales                          $    123,240    $    110,965    $    363,740    $    312,695
         Operating income                   $     21,874    $     10,916    $     61,823    $     23,349
         Net income                         $     12,647    $      6,579    $     36,307    $     14,429
         Basic earnings per share           $       0.61    $       0.32    $       1.74    $       0.72
         Diluted earnings per share         $       0.57    $       0.31    $       1.65    $       0.70


NOTE L - GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the carrying amount goodwill by segment for the nine months ended September 30, 2006:

                                                             Steven by       Daniel M.
                                                            Steve Madden     Friedman         Total
                                                            ------------   ------------    ------------
    Balance at December 31, 2005                            $      1,547   $          0    $      1,547
    Acquisition of Daniel M. Friedman                                 --          5,428           5,428
                                                            ------------   ------------    ------------
    Balance at September 30, 2006                           $      1,547   $      5,428    $      6,975
                                                            ============   ============    ============


The following table details identifiable intangible assets acquired on February
7, 2006 in the Daniel M. Friedman transaction as of September 30, 2006:

                                                                           Accumulated     Net carrying
                                                             Cost basis    amortization       amount
                                                            ------------   ------------    ------------
    Trade name                                              $        200   $         22    $        178
    Customer relationships                                         2,600            175           2,425
    License agreements                                             5,600            716           4,884
                                                            ------------   ------------    ------------
                                                            $      8,400   $        913    $      7,487
                                                            ------------   ------------    ------------

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2006
($ in thousands except per share data)


NOTE L - GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The amortization of intangible assets is included in operating expenses on the Company's Condensed Consolidated Statement of Operations. The estimated future amortization expense of purchased intangibles as of September 30, 2006 is as follows:


                  2006 (remaining three months)            $        343
                  2007                                            1,370
                  2008                                            1,370
                  2009                                            1,267
                  2010                                            1,267
                  Thereafter                                      1,870
                                                           ------------
                                                           $      7,487
                                                           ============


NOTE M - COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended September 30, 2006, after considering other comprehensive income including unrealized gain on marketable securities of $344 and $467, was $12,991 and $36,670, respectively. For the comparable periods ended September 30, 2005, after considering other comprehensive loss on marketable securities of $152 and $319, comprehensive income was $5,361 and $11,442, respectively.


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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on the results of operations or financial condition.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2006
($ in thousands except per share data)


NOTE O - COMMITMENTS, CONTINGENCIES AND OTHER

[1]      Legal proceedings:

         (a) On July 28, 2005, adidas America, Inc., and adidas-Salomon AG (together, "adidas") filed a Demand for Arbitration (the "Demand") against Steven Madden, Ltd., and Steven Madden Retail, Inc. before the American Arbitration Association. In its Demand, adidas alleged that the parties had previously been engaged in a lawsuit over the Company's sale of sneakers that allegedly infringed adidas' "three stripe" mark. The parties settled that lawsuit by entering into a settlement agreement dated August 4, 2003 that prohibited the Company from selling shoes that contained adidas' "three-stripe" mark either with one additional stripe or with one less stripe. Adidas alleged in the Demand that the Company was selling three shoes that adidas contends violate the settlement agreement and infringe adidas' "three-stripe" mark. The Company has settled the matter with no material effect on the Company's financial statements.

         (b) On August 10, 2005, the U.S. Customs Department ("Customs") issued a report that asserts that certain commissions which the Company treated as buying agents' commissions (which are non-dutiable), should be treated as "selling agents' commissions" and hence are dutiable. In the report, Customs estimates that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051 plus interest and penalties. Based on management's estimation at this point, a reserve of $2,047 covering under-payments, interest and penalties, was recorded as of March 31, 2006 in the Condensed Consolidated Financial Statements. Such reserve may in the future be modified to reflect the status of this matter.

         (c) On or about January 23, 2006, the Company and Steven Madden, Jamieson Karson, Arvind Dharia and Amelia Newton Varela were named as defendants in a lawsuit filed by Jojeli, Inc. ("Jojeli") and Alan Rick Friedman in the United States District Court for the Southern District of New York. In their complaint, Jojeli and Mr. Friedman asserted claims arising from the Company's decision to terminate Jojeli's services on or about November 28, 2005. Mr. Friedman, Jojeli's principal, served as a senior salesperson for the Company, and provided his services to the Company pursuant to an April 26, 2004 written agreement. In their complaint, Jojeli and Mr. Friedman alleged eight claims against the Company and/or three of its executives and/or one of its managers, including breach of contract, violation of the New York Labor Law, tortuous interference with contract, civil conspiracy, defamation, and prima facie tort. They sought damages on their various claims of approximately $2,700 and they also sought a declaration that they were not bound by the restrictive covenant in the parties' contract. On or about March 1, 2006, the individual defendants and the Company moved to dismiss the tort claims contained in the complaint and to strike Mr. Friedman's claim for punitive damages in connection with his contract claims. More specifically, the defendants moved to dismiss the claims alleging defamation, interference with contract, prima facie tort and civil conspiracy. If the motion was granted in its entirety, the individual defendants would have been dismissed from the suit and Mr. Friedman's remaining claims would have consisted of breach of contract and alleged violations of the New York Labor Law. On or about April 13, 2006, Mr. Friedman filed an amended complaint in the action. In his amended complaint, Mr. Friedman (i) dropped his defamation claim against the Company's Executive Vice President of Wholesale Sales, Amelia Newton Varela, (ii) dropped all claim(s) against the Company's Chief Financial Officer, Arvind Dharia, and
                  (iii) supplemented certain allegations concerning the remaining defendants in an effort to strengthen or preserve his remaining tort claims. On June 5, 2006, the Court dismissed the plaintiffs' tort claims against the Company and the remaining individual defendants. More specifically, the Court dismissed Mr. Friedman's tortuous interference and conspiracy claims against Mr. Karson, Mr. Madden and Ms. Newton, and it dismissed Mr. Friedman's prima facie tort claim against Mr. Karson, Mr. Madden and the Company. On or about June 28, 2006, the Company and the individual defendants filed an answer in which they denied the remaining counts of the Amended Complaint, which consisted of claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and for violations of certain provisions of the New York Labor Law. On June 30, 2006, the parties appeared before the

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2006
($ in thousands except per share data)


NOTE O - COMMITMENTS, CONTINGENCIES AND OTHER  (CONTINUED)

                  court for a status conference at which time the Court established a pre-trial schedule requiring that non-expert discovery be completed by December 29, 2006 and that dispositive motions be filed by February 2, 2007. Effective September 27, 2006, the Company and the individual defendants reached an agreement to resolve the claims asserted by Jojeli, Inc. and Alan Rick Friedman. Pursuant to the terms of the parties' settlement agreement, the terms of which are confidential, the Company agreed to pay certain sums of money to Jojeli. As a result of the parties' settlement, the lawsuit has been dismissed with prejudice. The settlement, which was provided for in prior periods, did not have a material effect on the Company's financial statements.

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


[2]      Licensee Agreement:

On September 14, 2006, the Company, through its Daniel M. Friedman division, entered into a license agreement to design, manufacture and distribute handbags and belts and related accessories under the "Tracy Reese" and the "Plenty" brand. In addition, the Company has the right to use the phrase "Plenty by Tracy Reese". The agreement requires the Company to pay the licensor a royalty based on net sales and a minimum royalty in the event that specified net sales targets are not achieved.

[3]      Licensor Agreement

On May 11, 2006, the Company entered into an agreement to license the Stevies brand for the design, manufacture and distribution of girls' apparel, which will be sold exclusively through J.C. Penney. On June 21, 2006, the Company entered into an agreement to license the Steve Madden and Steven by Steve Madden brands for the design, manufacture and distribution of watches. Both of these agreements require the licensees to pay the Company a royalty and an advertising fee based on net sales and a minimum payment in the event that specified net sales targets are not achieved.


NOTE P - SUBSEQUENT EVENTS

[1]      Common Stock Dividend

On October 30, 2006, the Board of Directors declared a special dividend of $1.00 per share payable to Steven Madden, Ltd. shareholders of record at the close of business on November 13, 2006. The dividend is payable on November 22, 2006.

[2]      Licensor Agreement:

On October 9, 2006, the Company entered into an agreement with Jump Apparel to license the Steve Madden and Steven by Steve Madden brands for the design, manufacture and distribution of dresses. The agreements require the licensee to pay the Company a royalty and an advertising fee based on net sales and a minimum payment in the event that specified net sales targets are not achieved.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2006
($ in thousands except per share data)


NOTE Q - OPERATING SEGMENT INFORMATION

The Company's reportable segments are primarily determined based on distribution channels of its various brands. The wholesale segment markets its products through department and specialty stores throughout the country and the retail segment thru the operation of various Company owned stores and the Company's website. The First Cost segment represents activities of a subsidiary which earns commissions for acting as a buying agent to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of footwear.

                             -------------Wholesale divisions-----------------
                                                         Other
                                                        footwear     Daniel M.     Total                    First
Quarter ended,                 Womens        Mens        brands      Friedman    Wholesale      Retail       Cost       Consolidated
September 30, 2006:          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ------------
  Net sales to external
     customers               $   41,654   $   16,253   $   21,135   $   12,709   $   91,751   $   31,489                $    123,240
  Gross profit                   15,735        7,028        9,299        2,669       34,731       16,292                      51,023
  Commissions and
     licensing fees - net           733           --           --           --          733                $    3,117          3,850
  Income (loss) from
     operations                   9,374        3,290        4,505         (216)      16,953        1,804        3,117         21,874
  Segment assets             $  108,703   $   19,236   $   53,134   $   23,289   $  204,362   $   43,068   $   17,349   $    264,779

September 30, 2005:
  Net sales to external
     customers               $   33,000   $   15,062   $   22,956           --   $   71,018   $   29,049                $    100,067
  Gross profit                    9,746        5,478        6,064           --       21,288       13,974                      35,262
  Commissions and
     licensing fees - net           568           --           --           --          568           --   $    1,649          2,217
  Income from operations          2,747        2,556        1,611           --        6,914          438        1,649          9,001
  Segment assets             $  108,361   $   12,584   $   31,738           --   $  152,683   $   39,194   $   11,991   $    203,868

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2006
($ in thousands except per share data)

NOTE Q - OPERATING SEGMENT INFORMATION (CONTINUED)

                            -------------Wholesale divisions-------------
                                                         Other
                           -----------                  footwear    Daniel M.      Total                     First
Nine months ended,             Womens        Mens        brands     Friedman     Wholesale      Retail        Cost      Consolidated
September 30, 2006:          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ------------
  Net sales to external
     customers               $  117,551   $   49,539   $   65,550   $   38,287   $  270,927   $   90,128                $    361,055
  Gross profit                   45,324       20,816       27,276       11,997      105,413       46,448                     151,861
  Commissions and
     licensing fees - net         2,259           --           --           --        2,259                $    8,178         10,437
  Income from
     operations                  25,071        9,342       11,819        4,460       50,692        2,774        8,178         61,644
  Segment assets             $  108,703   $   19,236   $   53,134   $   23,289   $  204,362   $   43,068   $   17,349   $    264,779

September 30, 2005:
  Net sales to external
     customers               $   92,446   $   41,526   $   62,238           --   $  196,210   $   88,151                $    284,361
  Gross profit                   26,609       15,738       15,714           --       58,061       42,163                     100,224
  Commissions and
     licensing fees - net         1,744           --           --           --        1,744           --   $    3,497          5,241
  Income from operations          4,658        6,669        2,604           --       13,931        1,451        3,497         18,879
  Segment assets             $  108,361   $   12,584   $   31,738           --   $  152,683   $   39,194   $   11,991   $    203,868

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


Overview:
--------
($ in thousands, except retail sales data per square foot and earnings per share)

The quarter ended September 30, 2006 marks the sixth consecutive quarter that the Company has achieved a double-digit percentage increase in both earnings per share and net income. Diluted earnings per share increased 119% to $0.57 from $0.26 for the same period in 2005. Net income increased 129% in the third quarter of 2006 to $12,647 as compared to $5,513 for the comparable period of 2005. For the nine months ended September 30, 2006, diluted earnings per share increased 188% and net income increased 208% over the comparable period of 2005. The earnings growth in the third quarter is the result of a 23% increase in net sales, an increase in gross profit margins of 6%, an increase in net commission and licensing fee income of 74%, and a decrease of operating expenses as a percentage of net sales of 1%.

During the quarter, the Company made progress on its stated goal to evolve Steve Madden into a global lifestyle brand by signing a license agreement for Steve Madden and Steven by Steve Madden dresses. The new dress lines, which will initially ship in spring 2007, join the existing sunglasses, eyewear, outerwear, watches, children's apparel, and hosiery offerings. Management is pleased to be expanding the Company's presence beyond footwear and accessories and believes the new dress lines mark a very logical extension of the Company's brands.

The Company continues to diversify its business by continuing to develop some of its new brands. SM New York for instance, which was launched in the fourth quarter of 2005, has been growing steadily. The Company is also testing and developing various other new brands where it sees a strategic opportunity to do so such as Natural Comfort, which was launched last quarter, and a line of high end mens footwear under the Steven by Steve Madden brand.

In line with prior commitments to enhance shareholders value, the Board of Directors approved on October 30, 2006 a special one-time cash dividend of $1.00 per share of outstanding common stock. Combined with the $8.3 million of share repurchases so far in 2006, the total amount of capital returned to shareholders this year will amount to approximately $29.3 million, which is in addition to the approximately $21.5 million returned to shareholders in 2005. The Company is able to provide this special dividend and repurchase of stock while still reinvesting in the business and funding management's initiatives for future growth.

The Retail Division continued its strong performance. In the third quarter, net sales increased 8%, and same store sales (sales in stores, including the internet store, that were in operation throughout all of the third quarters of 2006 and 2005) increased 10.5%. This growth in comparable store sales came on top of a 12.3% comparable store sales growth achieved last year. Store sales productivity remained high with sales per square foot of $746 in the quarter compared to $752 for the same quarter last year.

The Company's annualized inventory turnover decreased to 7.5 times in the third quarter of 2006 compared to 8.2 in the third quarter of 2005. The decrease in inventory turn is due to an increase in open stock items which require higher inventory model to be maintained in the warehouse. In addition, the recently acquired Daniel M. Friedman division requires relatively higher on hand inventory levels to fulfill its reorder business. The Company's accounts receivable average collection days improved to 58 days in the third quarter of 2006 compared to 59 days in the third quarter of the previous year.

As of September 30, 2006, the Company had $112,456 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders equity of $221,260. Working capital increased to $162,577 as of September 30, 2006 compared to $125,354 as of September 30, 2005.

The following tables set forth information on operations for the periods indicated:

                         Selected Financial Information
                                Nine Months Ended
                                  September 30
                                ($ in thousands)

                                                          2006                         2005
                                                 --------------------          --------------------
CONSOLIDATED:
------------

Net sales                                        $    361,055     100%         $    284,361     100%
Cost of sales                                         209,194      58               184,137      65
Gross profit                                          151,861      42               100,224      35
Other operating income - net of expenses               10,437       3                 5,241       2
Operating expenses                                    100,654      28                86,067      30
Impairment of goodwill                                     --      --                   519       0
Income from operations                                 61,644      17                18,879       7
Interest and other income, net                          1,628       1                 1,398       0
Income before income taxes                             63,272      18                20,277       7
Net income                                             36,203      10                11,761       4

By Segment:

WHOLESALE DIVISION:
------------------

Net sales                                        $    270,927     100%         $    196,210     100%
Cost of sales                                         165,514      61               138,149      70
Gross profit                                          105,413      39                58,061      30
Other operating income                                  2,259       1                 1,744       1
Operating expenses                                     56,980      21                45,874      24
Income from operations                                 50,692      19                13,931       7

RETAIL DIVISION:
---------------

Net sales                                        $     90,128     100%         $     88,151     100%
Cost of sales                                          43,680      48                45,988      52
Gross profit                                           46,448      52                42,163      48
Operating expenses                                     43,674      49                40,193      46
Impairment of goodwill                                     --      --                   519      --
Income from operations                                  2,774       3                 1,451       2
Number of stores                                           95                            98

FIRST COST DIVISION:
-------------------

Other commission income- net of expenses         $      8,178     100%         $      3,497     100%


                         Selected Financial Information
                               Three Months Ended
                                  September 30
                                ($ in thousands)

                                                          2006                         2005
                                                 --------------------          --------------------

CONSOLIDATED:
------------

Net sales                                        $    123,240     100%         $    100,067     100%
Cost of sales                                          72,217      59                64,805      65
Gross profit                                           51,023      41                35,262      35
Other operating income - net of expenses                3,850       3                 2,217       2
Operating expenses                                     32,999      27                28,478      28
Income from operations                                 21,874      17                 9,001       9
Interest and other income, net                            715       1                   504       1
Income before income taxes                             22,589      18                 9,505      10
Net income                                             12,647      10                 5,513       6

By Segment:

WHOLESALE DIVISION:
------------------

Net sales                                        $     91,751     100%         $     71,018     100%
Cost of sales                                          57,020      62                49,730      70
Gross profit                                           34,731      38                21,288      30
Other operating income                                    733       1                   568       1
Operating expenses                                     18,511      20                14,942      21
Income from operations                                 16,953      19                 6,914      10

RETAIL DIVISION:
---------------

Net sales                                        $     31,489     100%         $     29,049     100%
Cost of sales                                          15,197      48                15,075      52
Gross profit                                           16,292      52                13,974      48
Operating expenses                                     14,488      46                13,536      47
Income from operations                                  1,804       6                   438       1
Number of stores                                           95                            98

FIRST COST DIVISION:
-------------------
Other commission income- net of expenses         $      3,117     100%         $      1,649     100%

RESULTS OF OPERATIONS
 ($ in thousands)

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

Consolidated:
------------

Total net sales for the nine-month period ended September 30, 2006 increased by 27% to $361,055 from $284,361 for the comparable period of 2005. This increase resulted from significantly higher sales contributed by the Wholesale Division including Daniel M. Friedman from the acquisition date.

Gross profit as a percentage of sales increased to 42% for the nine-month period ended September 30, 2006 from 35% for the nine-month period ended September 30, 2005. This increase is the result of an increase in the gross profit as a percentage of sales in the Wholesale Division to 39% for the nine-month period ended September 30, 2006 from 30% for the comparable period of 2005, as well as an increase in the Retail Division to 52% as compared to 48% for the comparable period of 2005.

Operating expenses increased to $100,654 in the nine months ended September 30, 2006 from $86,067 in the same period of 2005. The increase in dollars was caused by; a) the addition of the Daniel M. Friedman division which added $7,537; b) the launch of the new divisions, SMNY and Rule, and; c) sales growth related variable expenses such as warehousing, sales commissions and factors' commissions as well as profit based employee incentives. As a percentage of sales, operating expenses decreased to 28% in the first nine months of 2006 from 30% in the same period of 2005, reflecting the Company's ability to control costs and leverage its expense structure against the increase in sales.

Income from operations was $61,644 for the nine-month period ended September 30, 2006 compared to $18,879 for the comparable period of 2005. Net income increased by 208% to $36,203 for the nine-month period ended September 30, 2006 compared to $11,761 for the nine-month period ended September 30, 2005. This increase in income was primarily due to the increase in sales, the higher gross margin, a substantial increase in commission income and the contribution of the Daniel M. Friedman division.

Wholesale Division:
------------------

Sales from the Wholesale Division accounted for $270,927 or 75%, and $196,210 or 69% of total sales for the nine-month periods ended September 30, 2006 and 2005, respectively. This increase resulted from the sales contributed by the recently acquired Daniel M. Friedman and higher sales from Madden Womens, Madden Mens, Candie's and Steven as well as the contribution of the new brands, SMNY and Rule. Gross profit as a percentage of sales increased to 39% for the nine-month period ended September 30, 2006 from 30% in the same period last year, primarily due to a significant decrease in off-price sales and lower inventory markdowns and allowances. Operating expenses increased to $56,980 for the nine-month period ended September 30, 2006 from $45,874 in the comparable period of 2005. This increase is primarily due to an increase in direct selling expenses reflective of the 38% growth in sales, incentive bonuses and the incremental costs associated with the new brands SMNY and Rule, as well as the addition of Daniel M. Friedman. As a percentage of sales, operating expenses decreased to 21% for the nine-month period ended September 30, 2006 from 24% for the same period last year, reflecting the Company's ability to control costs and leverage its expense structure against the increase in sales. Income from operations for the Wholesale Division increased to $50,692 for the nine-month period ended September 30, 2006 compared to $13,931 for the nine-month period ended September 30, 2005.

Retail Division:
---------------

Sales from the Retail Division accounted for $90,128 or 25% and $88,151 or 31% of total sales for the nine-month periods ended September 30, 2006 and 2005, respectively. The Company opened five new stores and closed eight under-performing stores during the year ended September 30, 2006. As a result, the Company had 95 retail stores as of September 30, 2006 compared to 98 stores as of September 30, 2005. The 95 stores currently in operation include 92 under the Steve Madden name, two under the Steven name and one internet store. Comparable store sales (sales of those stores, including the internet store, that were open for the entire first nine months of 2006 and 2005) for the nine-month period ended September 30, 2006 increased 2% over the same period of 2005. Gross profit as a percentage of sales increased to 52% for the nine-month period ended September 30, 2006 from 48% in the comparable period of 2005, primarily due to a significant decrease in promotional selling activity and an increase in inventory operating efficiencies. Operating expenses for the Retail Division were $43,674 for the nine-month period ended September 30, 2006 and $40,193 for the comparable period of 2005. This increase was primarily due to the non-cash write off of unamortized assets associated with the remodeling of nine stores and the closing of six stores in the current period. Income from operations for the Retail Division was $2,774 for the nine-month period ended September 30, 2006 compared to $1,451 for the same period in 2005.

First Cost Division:
-------------------

The First Cost Division generated net commission income of $8,178 for the nine-month period ended September 30, 2006, compared to $3,497 in the comparable period of 2005. The increase was the result of growth in the private label business and, in addition, the Company's ability to leverage the strength of its Steve Madden brands and product designs resulting in a partial recovery of its design, product and development costs from its suppliers.

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

Consolidated:
------------

Total net sales for the three-month period ended September 30, 2006 increased by 23% to $123,240 from $100,067 for the comparable period of 2005. This sales growth was primarily the result of the double-digit sales increases in the Steven and Steve Madden Womens divisions as well as the incremental sales from the new Daniel M. Friedman, Rule and SMNY divisions. These increases were partially offset by declines in the l.e.i , Candie's and Stevies divisions.

Gross profit as a percentage of sales increased to 41% for the three-month period ended September 30, 2006 from 35% for the three-month period ended September 30, 2005. This increase is the result of an increase in the gross profit as a percentage of sales in the Wholesale Division to 38% for the three-month period ended September 30, 2006 from 30% for the comparable period of 2005, as well as an increase in the gross profit as a percentage of sales in the Retail Division to 52% for the three-month period ended September 30, 2006 from 48% for the three-month period ended September 30, 2005.

Operating expenses increased to $32,999 in the third quarter of 2006 from $28,478 in the third quarter of 2005. The increase in dollars was caused by; a) the addition of the Daniel M. Friedman division which added $2,885; b) the launch of the new divisions, SMNY and Rule, and; c) sales growth related variable expenses such as warehousing, sales commissions and factors' commissions as well as profit based employee incentives. As a percentage of sales, operating expenses decreased to 27% in the third quarter of 2006 from 28% in the third quarter of 2005, reflecting the Company's ability to control costs and leverage its expense structure against the increase in sales.

Income from operations was $21,874 for the three-month period ended September 30, 2006 compared to $9,001 for the comparable period of 2005. The Daniel M. Friedman division had a loss from operations of $216 due to excessive markdowns incurred to clear slow moving inventory. Net income increased by 129% to $12,647 for the three-month period ended September 30, 2006 compared to $5,513 for the three-month period ended September 30, 2005. This increase in income was primarily due to the increase in sales, the higher gross margin, a substantial increase in commission income and the reduction of operating expenses as a percentage of sales.

Wholesale Division:
------------------

Sales from the Wholesale Division accounted for $91,751 or 74%, and $71,018 or 71% of total sales for the three-month periods ended September 30, 2006 and 2005, respectively. This increase resulted from the sales contributed by the recently acquired Daniel M. Friedman and higher sales from Steven, Madden Womens and Madden Mens as well as the contribution of the new brands, SMNY and Rule. Gross profit as a percentage of sales in the Wholesale Division increased to 38% for the three-month period ended September 30, 2006 from 30% for the three-month period ended September 30 2005, primarily due to better product offerings and improved efficiencies in inventory management resulting in a significant reduction of inventory markdowns and allowances. Operating expenses increased to $18,511 for the three-month period ended September 30, 2006 from $14,942 in the comparable period of 2005. This increase is primarily due to an increase in direct selling expenses reflective of the 29% growth in sales, incentive bonuses and the incremental costs associated with the new brands SMNY and Rule and Daniel M. Friedman. As a percentage of sales, operating expenses decreased to 20% for the three-month period ended September 30, 2006 from 21% for the three-month period ended September 30, 2005, reflecting the Company's ability to control costs and leverage its expense structure against the increase in sales. Income from operations for the Wholesale Division increased to $16,953 for the three-month period ended September 30, 2006 compared to $6,914 for the same period last year.

Retail Division:
---------------

Sales from the Retail Division accounted for $31,489 or 26% and $29,049 or 29% of total sales for the three-month periods ended September 30, 2006 and 2005, respectively. Comparable store sales (sales of those stores, including the internet store, that were open for the third quarter of 2006 and 2005) for the three-month period ended September 30, 2006 increased 11% over the same period of 2005. Gross profit as a percentage of sales increased to 52% for the three-month period ended September 30, 2006 from 48% in the comparable period of 2005, primarily due to a significant decrease in inventory markdowns and other promotional activities. Operating expenses for the Retail Division were $14,488 for the three-month period ended September 30, 2006 and $13,536 in the comparable period of 2005. This increase was primarily due to the non-cash write off of unamortized assets associated with the remodeling of three stores and the closing of one store in the current period. Income from operations for the Retail Division was $1,804 for the three-month period ended September 30, 2006 compared to $438 for the three-month period ended September 30, 2005.

First Cost Division:
-------------------

Adesso-Madden, Inc. generated net commission income of $3,117 for the three-month period ended September 30, 2006, compared to $1,649 in the comparable period of 2005. The increase was the result of growth in the private label business and, in addition, the Company's ability to leverage the strength of its Steve Madden brands and product designs resulting in a partial recovery of its design, product and development costs from its suppliers.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

The Company had working capital of $162,577 at September 30, 2006 compared to $114,066 at December 31, 2005. The Company's net income for the nine months ended September 30, 2006 contributed to the increase in working capital. Additionally, during the nine months ended September 30, 2006, a significant amount of the Company's bond portfolio moved to within one year of their maturity date resulting in a reclassification of these bonds to current assets.

Under the terms of a factoring agreement with GMAC, the Company is eligible to draw down 80% of its invoiced receivables at an interest rate of two and one-half percent (2.5%) over the 30 day London Inter-Bank Offered Rate ("LIBOR"). The agreement, which has no specific expiration date and can be terminated by either party with 60 days written notice after June 30, 2007, provides the Company with a $25 million credit facility with a $15 million sub-limit on direct borrowings. GMAC maintains a lien on all of the Company's receivables and assumes the credit risk for all assigned accounts approved by them.

As of September 30, 2006, the Company had invested $69,100 in marketable securities consisting of corporate bonds, U.S. Treasury notes, government asset-backed securities, certificates of deposits and equities.

The Company believes that based upon its current financial position and available cash and marketable securities, it will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2006, net cash provided by operating activities was $24,832. Sources of cash were provided primarily by the net income of $36,203 and an increase in accounts payable and other accrued expenses of $4,100. The primary uses of cash were an increase in factored receivables of $23,075 caused by a substantial increase in sales in the current period of 2006, as well as an increase in non-factored receivables of $3,168, an increase in prepaid expenses, prepaid taxes, deposits and other assets of $2,126 and increase in inventories of $1,441.

CONTRACTUAL OBLIGATIONS

The Company's contractual obligations as of September 30, 2006 were as follows :

                                                         Payment due by period (in thousands)

                                                      Remainder of                                  2011 and
Contractual Obligations                   Total           2006         2007-2008      2009-2010       after
                                       ------------   ------------   ------------   ------------   ------------
Operating lease obligations            $     90,027   $      3,235   $     25,865   $     22,857   $     38,070

Purchase obligations                         51,752         51,752              0              0              0

Other long-term liabilities
     (future minimum royalty
     payments)                                5,917            579            998            740          3,600
                                       ------------   ------------   ------------   ------------   ------------
Total                                  $    147,696   $     55,566   $     26,863   $     23,597   $     41,670
                                       ============   ============   ============   ============   ============

At September 30, 2006, the Company had un-negotiated open letters of credit for the purchase of imported merchandise of approximately $3,501.

The Company has an employment agreement with Steven Madden, its Creative and Design Chief, which provides for an annual base salary of $600 subject to certain specified adjustments through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA, revenue of any new business, and royalty income over $2 million, plus an equity grant and a non-accountable expense allowance.

On February 7, 2006, the Company acquired all of the equity interest of Daniel
M. Friedman. The acquisition was completed for consideration of $18,710, including transaction costs, subject to adjustment, including certain earn-out provisions based on financial performance through 2010.

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

INVESTING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2006, the Company invested $19,867 in marketable securities and received $16,996 from the maturities and sales of securities. Also, the Company invested $15,404 in the acquisition of Daniel M. Friedman. Additionally, the Company made capital expenditures of $7,116, principally for leasehold improvements for three new stores, remodeling of nine existing stores, additional office space and upgrades to its computer systems.

FINANCING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2006, the Company repurchased 349,000 shares of the Company's common stock at a total cost of $8,264. The Company received $5,781 in cash and also realized an excess tax benefit of $3,556 in connection with the exercise of stock options.

INFLATION

The Company does not believe that the relatively low rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on sales, expenses or profitability.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's unaudited condensed consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and the Company may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of the Company's condensed consolidated financial statements: allowance for bad debts, returns, and customer chargebacks; inventory reserves; valuation of intangible assets; litigation reserves and cost of sales.

Allowances for bad debts, returns and customer chargebacks. The Company provides reserves against its trade accounts receivables for future customer chargebacks, co-op advertising allowances, discounts, returns and other miscellaneous deductions that relate to the current period. The reserve against the Company's non-factored trade receivables also includes estimated losses that may result from customers' inability to pay. The amount of the reserve for bad debts, returns, discounts and compliance chargebacks are determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. As a result of a reevaluation of the retail environment, the Company revised its method for evaluating its allowance for customer markdowns and advertising chargebacks in the fourth quarter of 2005. In the past, the Company would look at historical dilution levels for customers to determine the allowance amount. Under the new methodology, the Company evaluates anticipated chargebacks by reviewing several performance indicators for its major customers. These performance indicators (which include inventory levels at the retail floors, sell through rates and gross margin levels) are analyzed by key account executives to estimate the amount of the anticipated customer allowance. Failure to correctly estimate the amount of the reserve could materially impact the Company's results of operations and financial position.

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

Valuation of intangible assets. SFAS No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company on January 1, 2002, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets." In accordance with SFAS No. 144, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Cost of sales. All costs incurred to bring finished products to the Company's distribution center and, in the retail division, the costs to bring products to the Company's stores, are included in the cost of sales line item on the Company's Condensed Consolidated Statement of Operations. These include purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of the Company's Condensed Consolidated Statement of Operations. The Company classifies all shipping costs to customers as operating expenses. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.


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

As of September 30, 2006, the Company had investments in marketable securities valued at $69,100, which consist primarily of corporate bonds, U.S. treasury notes, certificates of deposit and government asset-backed securities that have various maturities through December 2009, as well as marketable equity securities. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. The Company currently has the ability to hold these investments until maturity. Should there be a significant increase in interest rates, the value of these investments would be negatively affected unless they were held to maturity. In addition, any further decline in interest rates would reduce the Company's interest income.


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

On July 28, 2005, adidas America, Inc., and adidas-Salomon AG (together, "adidas") filed a Demand for Arbitration (the "Demand") against Steven Madden, Ltd., and Steven Madden Retail, Inc. before the American Arbitration Association. In its Demand, adidas alleged that the parties had previously been engaged in a lawsuit over the Company's sale of sneakers that allegedly infringed adidas' "three stripe" mark. The parties settled that lawsuit by entering into a settlement agreement dated August 4, 2003 that prohibited the Company from selling shoes that contained adidas' "three-stripe" mark either with one additional stripe or with one less stripe. Adidas alleged in the Demand that the Company was selling three shoes that adidas contends violate the settlement agreement and infringe adidas' "three-stripe" mark. The Company has settled the matter with no material effect on the Company's financial statements.

On or about January 23, 2006, the Company and Steven Madden, Jamieson Karson, Arvind Dharia and Amelia Newton Varela were named as defendants in a lawsuit filed by Jojeli, Inc. ("Jojeli") and Alan Rick Friedman in the United States District Court for the Southern District of New York. In their complaint, Jojeli and Mr. Friedman asserted claims arising from the Company's decision to terminate Jojeli's services on or about November 28, 2005. Mr. Friedman, Jojeli's principal, served as a senior salesperson for the Company, and provided his services to the Company pursuant to an April 26, 2004 written agreement. In their complaint, Jojeli and Mr. Friedman alleged eight claims against the Company and/or three of its executives and/or one of its managers, including breach of contract, violation of the New York Labor Law, tortuous interference with contract, civil conspiracy, defamation, and prima facie tort. They sought damages on their various claims of approximately $2,700 and they also sought a declaration that they were not bound by the restrictive covenant in the parties' contract. On or about March 1, 2006, the individual defendants and the Company moved to dismiss the tort claims contained in the complaint and to strike Mr. Friedman's claim for punitive damages in connection with his contract claims. More specifically, the defendants moved to dismiss the claims alleging defamation, interference with contract, prima facie tort and civil conspiracy. If the motion was granted in its entirety, the individual defendants would have been dismissed from the suit and Mr. Friedman's remaining claims would have consisted of breach of contract and alleged violations of the New York Labor Law. On or about April 13, 2006, Mr. Friedman filed an amended complaint in the action. In his amended complaint, Mr. Friedman (i) dropped his defamation claim against the Company's Executive Vice President of Wholesale Sales, Amelia Newton Varela, (ii) dropped all claim(s) against the Company's Chief Financial Officer, Arvind Dharia, and (iii) supplemented certain allegations concerning the remaining defendants in an effort to strengthen or preserve his remaining tort claims. On June 5, 2006, the Court dismissed the plaintiffs' tort claims against the Company and the remaining individual defendants. More specifically, the Court dismissed Mr. Friedman's tortuous interference and conspiracy claims against Mr. Karson, Mr. Madden and Ms. Newton, and it dismissed Mr. Friedman's prima facie tort claim against Mr. Karson, Mr. Madden and the Company. On or about June 28, 2006, the Company and the individual defendants filed an answer in which they denied the remaining counts of the Amended Complaint, which consisted of claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and for violations of certain provisions of the New York Labor Law. On June 30, 2006, the parties appeared before the court for a status conference at which time the Court established a pre-trial schedule requiring that non-expert discovery be completed by December 29, 2006 and that dispositive motions be filed by February 2, 2007. Effective September 27, 2006, the Company and the individual defendants reached an agreement to resolve the claims asserted by Jojeli, Inc. and Alan Rick Friedman. Pursuant to the terms of the parties' settlement agreement, the terms of which are confidential, the Company agreed to pay certain sums of money to Jojeli. As a result of the parties' settlement, the lawsuit has been dismissed with prejudice. The settlement, which was provided for in prior periods, did not have a material effect on the Company's financial statements.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

There were no unregistered sales of equity securities and the Company did not repurchase any of its common stock during the quarter ended September 30, 2006.


ITEM 6.  EXHIBITS

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


DATE:  November 9, 2006


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