Form 10-K
period 2006-12-31
STEVEN MADDEN, LTD.
filed 2007-03-09
CIK 913241

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

For the fiscal year ended December 31, 2006       Commission File Number 0-23702

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

                                 (718) 446-1800
              (Registrant's Telephone Number, Including Area Code)
           Securities Registered Pursuant to Section 12(b) of the Act:

          Title of Each Class          Name of Each Exchange on Which Registered
          -------------------          -----------------------------------------
Common Stock, par value $.000067       The NASDAQ Stock Market LLC
per share
Preferred Stock Purchase Rights        The NASDAQ Stock Market LLC

        Securities Registered Pursuant to Section 12(g) of the Act: None


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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the registrant) as of June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $611,924,793 (based on the closing sale price of the registrant's common stock on that date as reported on The NASDAQ National Market).

     The number of outstanding shares of the registrant's common stock as of March 5, 2007 was 21,108,748 shares.



                      DOCUMENTS INCORPORATED BY REFERENCE:

     PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED TO BE HELD ON OR ABOUT MAY 25, 2007.

                                TABLE OF CONTENTS


                                     PART I

ITEM 1     BUSINESS............................................................1
ITEM 1A    RISK FACTORS.......................................................10
ITEM 1B    UNRSESOLVED STAFF COMMENTS.........................................14
ITEM 2     PROPERTIES.........................................................14
ITEM 3     LEGAL PROCEEDINGS..................................................15
ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................16

                                     PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ...............16
ITEM 6     SELECTED FINANCIAL DATA............................................17
ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................18
ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........26
ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................27
ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................27
ITEM 9A    CONTROLS AND PROCEDURES............................................27
ITEM 9B    OTHER INFORMATION..................................................29

                                    PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.............29
ITEM 11    EXECUTIVE COMPENSATION.............................................29
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS..................................29
ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
             INDEPENDENCE.....................................................29
ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................29

                                     PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.........................30

                                     PART I

ITEM 1            BUSINESS

         Steven Madden, Ltd. (together with its subsidiaries, the "Company") designs, sources, markets and retails fashion-forward footwear for women, men and children. In addition, the Company designs, sources, markets and retails name brand and private label fashion handbags and accessories through its Daniel
M. Friedman Division. The Company distributes products through its retail stores, its e-commerce website, department and specialty stores throughout the United States and Canada and through special distribution arrangements in Europe, Central and South America, Australia and Indonesia. The Company's product line includes a broad range of updated styles which are designed to establish or capitalize on market trends, complemented by core products. The Company has established a reputation for its creative designs, popular styles and quality products at accessible price points.

         The Company's business is comprised of three (3) distinct segments (wholesale, retail and first cost divisions). The Wholesale Division includes six (6) core brands: Steve Madden(R), Steve Madden Mens, Candie's(R), SMNY/Madden Girl, Steven(R) and Stevies(R). In addition, the Daniel M. Friedman Wholesale Division, through license agreements, includes the Ellen Tracy, Betsey Johnson and Tracy Reese brands. Steven Madden Retail, Inc., the Company's wholly-owned retail subsidiary, operates Steve Madden(R) and Steven(R) retail stores as well as the Company's e-commerce website. The Company's wholly-owned subsidiary, Adesso-Madden, Inc., acts as a buying agent for footwear products under private labels for many of the country's large mass merchandisers. The Company also licenses its Steve Madden(R) and Steven(R) trademarks for several accessory and apparel categories.

         Steven Madden, Ltd. was incorporated as a New York corporation on July 9, 1990 and reincorporated under the same name in Delaware in November 1998. The Company completed its initial public offering in December 1993 and its shares of Common Stock currently trade on The NASDAQ Global Market under the symbol "SHOO".

         The Company maintains its principal executive offices at 52-16 Barnett Avenue, Long Island City, NY 11104, telephone number (718) 446-1800.

         The Company's website is http://www.stevemadden.com. The Company makes available, free of charge, on its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and its Proxy Statement for its Annual Meeting as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the "Commission"). The Company will provide paper copies of such filings free of charge upon request.

Wholesale Divisions

Madden Women's Wholesale Division

         The Steve Madden(R) Women's Wholesale Division ("Madden Women's") designs, produces, sources and markets the Company's Steve Madden(R) brand to major department stores, better specialty stores and independently owned boutiques throughout the United States. The Steve Madden(R) brand has become a leading life-style brand in the fashion conscious marketplace. To serve its customers (primarily women ages 16 to 35), Madden Women's creates and markets fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at affordable prices.

         As the Company's largest division, Madden Women's accounted for $150.3 million of net sales in the year ended December 31, 2006, or approximately 32% of the Company's total net sales. Many new products for Madden Women's are test marketed at the Company's retail stores. Within a few days, the Company can determine if the test product appeals to customers. This enables the Company to use its flexible sourcing model to rapidly respond to changing trends which the Company believes is essential for success in the fashion arena.

Madden Mens Wholesale Division

         The Steve Madden Mens Wholesale Division ("Madden Mens") designs, produces, sources and markets a full collection of directional men's shoes through major department stores, better specialty stores and independent shoe stores throughout the United States. Price points range from $70 to $100 at retail, targeted at men ages 20 to 40 years old. Madden Mens accounted for $62.6 million of net sales in the year ended December 31, 2006, or approximately 13% of the Company's total net sales. Madden Mens, which is primarily produced in China, maintains open stock inventory positions in select patterns to serve the replenishment programs of its wholesale customers.

Candie's Wholesale Division

         Pursuant to the Company's license agreement with Candie's, Inc., ("Candie's"), the Company designs, produces, sources and markets Candie's(R) branded footwear for women and children worldwide through the Company's Candie's Wholesale Division ("Candie's Wholesale"). Candie's Wholesale generated net sales of $27.1 million for the year ended December 31, 2006, or approximately 6% of the Company's total net sales.

         On December 6, 2004, the license agreement with Candie's was amended to reflect Candie's decision to name Kohl's Corporation ("Kohl's") as the exclusive provider of a new line of Candie's apparel. Pursuant to the amendment, commencing on January 1, 2007, the Company no longer has the exclusive right to market Candie's(R) branded footwear and is permitted to sell Candie's(R) branded footwear only to Kohl's. Under the terms of the amendment, Candie's has guaranteed that the Company will achieve minimum sales levels with Kohl's during the term of the agreement, which runs through December 31, 2010. In the event such minimum sales levels are not achieved, Candie's is required to compensate the Company in an amount based on a percentage of the sales shortfall. For the year ended December 31, 2006, the minimum sales level was met.

SM New York / Madden Girl - Wholesale Division

         The SM New York Wholesale Division ("SMNY/Madden Girl") designs, produces, sources and markets a full collection of directional young women's shoes. In order to consolidate brand identity, the SMNY(TM) brand will transition to "Madden Girl" beginning with the spring 2007 offerings. SMNY/Madden Girl is geared for young women ages 13 to 20 and is an "opening price point" brand that is currently being sold at department stores, mid-tier retailers and specialty stores. SMNY/Madden Girl accounted for $24.5 million of net sales in the year ended December 31, 2006 or approximately 5% of the Company's total net sales.

Diva Acquisition Corp. - Steven(R) Wholesale Division

         Diva Acquisition Corp. ("Steven(R)") designs, produces, sources and markets women's fashion footwear under the Steven(R) trademark through major department and better footwear specialty stores throughout the United States. Priced a tier above the Steve Madden(R) brand, Steven(R) products are designed to appeal principally to fashion conscious women, ages 26 to 45, who shop at department stores and footwear boutiques. Steven(R) generated net sales of $22.1 million for the year ended December 31, 2006, or approximately 5% of the Company's total net sales.

Stevies  - Wholesale Division

         The Company's Stevies(R) Wholesale Division ("Stevies(R)") designs, produces, sources and markets footwear for young girls to major department stores, such as Federated Department Stores and Belk, better specialty stores and independent boutiques throughout the United States. Stevies(R) generated net sales of $7.6 million for the year ended December 31, 2006 or approximately 2% of the Company's total net sales.

Daniel Friedman Wholesale Division

         On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. The acquisition was completed for consideration of $18.7 million, including transaction costs. In addition, the purchase agreement provides for certain earn out payments based on financial performance through 2010. The Company's Daniel M. Friedman Wholesale Division ("Daniel M. Friedman") designs, sources and markets name brand and private label fashion handbags and accessories to major department stores, value price retailers and better specialty stores throughout the United States. Daniel
M. Friedman generated net sales of $51.3 million from the date of acquisition until December 31, 2006 or approximately 11% of the Company's total net sales.

Retail Division

Steven Madden Retail, Inc.

         As of December 31, 2006, the Company owned and operated ninety-three
(93) retail shoe stores under the Steve Madden(R) name, two (2) under the Steven(R) name and one (1) Internet store (through the www.stevemadden.com website). In 2006, the Company opened four (4) new stores and closed six (6) under-performing stores. Steve Madden stores are located in major shopping malls and in street locations across the United States. In 2006, the retail stores generated annual sales in excess of $719 per square foot. Sales are primarily from the Company's Steve Madden(R) products. Comparative store sales (sales of those stores that were open for all of 2006 and 2005) increased 4% in 2006 compared to 2005. Net sales for the Retail Division were $127.7 million for the year ended December 31, 2006, or approximately 27% of the Company's total net sales.

         The Company believes that the Retail Division will continue to enhance overall sales and profitability while building equity in the Steve Madden brand. The Company plans to add eight to ten (8 to 10) new retail stores during 2007. The expansion of the Retail Division enables the Company to test and react to new products and classifications which, in turn, strengthens the product development efforts of the Steve Madden Wholesale Division.

First Cost Division

Adesso-Madden, Inc.

         In September 1995, the Company incorporated Adesso-Madden, Inc. as a wholly owned subsidiary ("A-M"). A-M was formed to serve as a buying agent to mass-market merchants, shoe store chains and other value-priced retailers in connection with the procurement of their footwear needs. As a buying agent, A-M arranges for shoe manufacturers to produce private label shoes to its customers specifications. The Company believes that by operating in the private label, mass merchandising market, it is able to maximize additional non-branded sales opportunities. This leverages the Company's overall sourcing and design capabilities. Currently, this division serves as a buying agent for the procurement of women's, men's and children's footwear for large retailers, including Target, Wal-Mart, Mervyns, J.C. Penney and Sears. A-M receives buying agent's commissions from its customers. In addition, the Company has leveraged the strength of its Steve Madden brands and product designs resulting in a partial recovery of its design, product and development costs from its suppliers. The First Cost Division generated operating income of $11.3 million for the year ended December 31, 2006.

Licensing

         As of December 31, 2006, the Company licensed its Steve Madden(R) and Steven(R) trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, watches, dresses and girl's apparel. Most of the license agreements require the licensee to pay to the Company a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand. Licensing income for the year ended December 31, 2006 was $2.9 million.

Design

         The Company has established a reputation for its creative designs, marketing and trendy products at affordable price points. The Company believes that its future success will substantially depend on its ability to continue to anticipate and react to changing consumer demands in a timely manner. To meet this objective, the Company has developed an unparalleled design process that allows it to recognize and act quickly to changing consumer demands. The Company's design team strives to create designs which it believes fit the Company's image, reflect current or future trends and can be manufactured in a timely and cost-effective manner. Once the initial design is complete, a prototype is developed, which is reviewed and refined prior to the commencement of initial production. Most new products are then tested in selected Steve Madden(R) retail stores. Designs that prove popular are then offered for wholesale and retail distribution nationwide. The Company believes that its design and testing process and flexible sourcing model is a significant competitive advantage allowing the Company to mitigate the risk of production costs and the distribution of less desirable designs.

Product Sourcing and Distribution

         The Company sources each of its product lines separately based on the individual design, styling and quality specifications of the products in such product lines. The Company does not own or operate manufacturing facilities; rather, it sources its branded products through agents with independently owned manufacturers in China, Brazil, Italy, Mexico, Spain, Portugal and the United States. The Company has established relationships with a number of manufacturers and agents in each of these countries. Although the Company has not entered into any long-term manufacturing or supply contracts, the Company believes that a sufficient number of alternative sources exist for the manufacture of its products. The Company continually monitors the availability of the principal materials used in the Company's footwear, which are available from a number of sources, both within the United States and in foreign countries. The Company tracks inventory flow on a regular basis, monitors sell-through data and incorporates input on product demand from wholesale customers. The Company uses retailers' feedback to adjust the production or manufacture of new products in as little as five weeks, which minimizes the close out of slow moving products.

         The Company distributes its products from three (3) third-party distribution warehouse centers located in California and New Jersey. By utilizing distribution facilities that specialize in distributing products to certain wholesale accounts, Steve Madden(R) retail stores and Internet fulfillment, the Company believes that its customers are better served.

Customers

         The Company's wholesale customers consist principally of department stores and specialty stores, including independent boutiques. Approximately 82% of its wholesale revenue is generated from department and specialty stores, including Federated Department Stores (Macy's and Bloomingdale's) Lord and

Taylor, Dillard's, Nordstrom, Journeys, Limited Too and Mandees; and catalog retailers, including Victoria's Secret and Fingerhut. For the year ended December 31, 2006, Federated Department Stores accounted for approximately $60.7 million, or 17% of the Company's wholesale net sales and 13% of the Company's total net sales.

Distribution Channels

         The Company sells its products principally through its Company-owned retail stores and through department stores, specialty stores and discount stores in the United States and abroad. For the year ended December 31, 2006, net sales from the Company's Retail Division and the Company's Wholesale Division accounted for approximately $127.7 million (27%) and $347.5 million (73%) of the Company's total net sales, respectively. The following paragraphs describe each of these distribution channels.

Steve Madden and Steven Retail Stores

         As of December 31, 2006, the Company operated ninety-four (94) Company-owned retail stores (including one Internet store) under the Steve Madden(R) name and two (2) under the Steven(R) name. The Company believes that its retail stores will continue to enhance overall sales, profitability, and its ability to react to changing consumer trends. The stores are also a marketing tool that allows the Company to strengthen brand recognition and to showcase selected items from its full line of branded and licensed products. Furthermore, the retail stores provide the Company with a venue to test and introduce new products and merchandising strategies. Specifically, the Company often tests new designs at its Steve Madden(R) retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, the Company has been able to leverage sales information gathered at Steve Madden(R) retail stores to assist its wholesale customers in order placement and inventory management.

         A typical Steve Madden(R) store is approximately 1,400 to 1,600 square feet and is located in a mall or street location that the Company expects will attract the highest concentration of the Company's core demographic, style-conscious customer base. The Steven(R) stores have a more sophisticated design and format styles to appeal to their more mature target audience. In addition to carefully analyzing mall demographics and locations, the Company also sets profitability guidelines for each potential store site. Specifically, the Company targets well trafficked sites at which the demographics fit the Company's consumer profile and seeks new locations where the projected fixed annual rent expense stays within Company guidelines. By setting these guidelines, the Company seeks to identify stores that will contribute to the Company's overall profitability both in the near- and longer-terms.

Department Stores

         The Company currently sells to over 9,800 doors of 58 department stores throughout the United States and Canada. The major accounts include Federated Department Stores (Macy's and Bloomingdale's), Lord and Taylor, Nordstrom and Dillard's.

         The Company provides merchandising support to its department store customers which includes in-store fixtures and signage, supervision of displays and merchandising of the Company's various product lines. The Company's wholesale merchandising effort includes the creation of in-store concept shops, where a broader collection of the Company's branded products are showcased. These in-store concept shops create an environment that is consistent with the Company's image and enable the retailer to display and sell a greater volume of the Company's products per square foot of retail space. In addition, these in-store concept shops encourage longer term commitment by the retailer to the Company's products and enhance consumer brand awareness.

         In addition to merchandising support, the Company's key account executives maintain weekly communications with their accounts to guide them in placing orders and to assist them in managing inventory, assortment and retail sales. The Company leverages its sell-through data gathered at its retail stores to assist department stores in allocating their open-to-buy dollars to the most popular styles in the product line and to phase out styles with weaker sell-throughs, which minimizes markdown exposure at seasons end.

Specialty Stores/Catalog Sales

         The Company currently sells to specialty store locations throughout the United States. The Company's major specialty store accounts include Journeys, Mandees, Famous Footwear and DSW. The Company offers its specialty store accounts the same merchandising, sell-through and inventory tracking support offered to its department store accounts. Sales of the Company's products are also made through various catalogs, such as Victoria's Secret.

Internet Sales

         The Company operates an Internet website: www.stevemadden.com, where customers can purchase numerous styles of the Company's Steve Madden(R), Steven(R) and Steve Madden Mens footwear and accessory products.

Distribution Agreements

         Steve Madden(R) products are available in many countries and territories worldwide via several retail selling and distribution agreements. Under the terms of the retail selling agreements, the distributors and retailers are required to open a minimum number of stores each year and to pay the Company a fee for each pair of footwear purchased, and in many cases, an additional fixed amount per pair or an additional amount based on a percentage of sales. Under the terms of the distribution agreements, the distributor is required to purchase certain minimum amounts of Steve Madden(R) shoes. These agreements, which expire at various times through December 31, 2012, are exclusive in their specific territories which include Canada, Australia, New Zealand, Israel, UAE, Bahrain, Qatar, Oman, Indonesia, Mexico, South Africa, Turkey and several countries in Central and South America.

Competition

         The fashion footwear industry is highly competitive. The Company competes with specialty shoe companies as well as companies with diversified footwear product lines. Many of these competitors, including Diesel, Kenneth Cole, Nine West, DKNY, Skechers, Nike and Guess, may have greater financial and other resources than the Company. The Company believes effective advertising and marketing, fashionable styling, high quality and value are the most important competitive factors and intends to continue to employ these elements as it develops its products.

Marketing and Sales

         The Company has focused on creating an integrated brand building program to establish Steve Madden as a leading designer of fashion footwear for style-conscious young women and men. As a result, the Company developed a national advertising campaign for lifestyle and fashion magazines which was also used in regional marketing programs such as radio advertisements, television commercials, outdoor media, college event sponsorship and live online chat forums. The Company also continues to promote its website (www.stevemadden.com) where customers can purchase Steve Madden(R), Steven(R) and Steve Madden Mens products and interact with the Company.

Management Information Systems (MIS) Operations

         Sophisticated information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The Company operates on a dual AS/400 system which provides system support for all aspects of its business including manufacturing purchase orders, customer purchase orders, order allocations, invoicing, accounts receivable management, real time inventory management, quick response replenishment, point-of-sale support, and financial and management reporting functions. The Company has a PKMS bar coded warehousing system that is integrated with the wholesale system in order to provide accurate inventory positions and quick response size replenishment for its customers. In addition, the Company has installed an EDI system which provides a computer link between the Company and certain wholesale customers that enables both the customer and the Company to monitor purchases, shipments and invoicing. The EDI system also improves the Company's ability to respond to customer inventory requirements on a weekly basis.


Receivables Financing; Line of Credit

         On July 1, 2005, the Company entered into a factoring agreement with GMAC Commercial Finance LLC ("GMAC"). The agreement, which has no specific expiration date and can be terminated by either party with sixty (60) days written notice after June 30, 2007, provides the Company with a $25 million credit facility with a $15 million sub-limit on direct borrowings. Under the terms of the agreement, the Company may request advances from the factor up to 80% of aggregate receivables purchased by the factor at an interest rate of two and one-half percent (2.5%) over the 30 day LIBOR. The Company also pays a fee equal to 0.325% of the gross invoice amount of each receivable purchased. Prior to July 1, 2005, the Company had a factoring agreement with Capital Factors, Inc. The Company sells and assigns a substantial portion of its receivables, principally without recourse, to the factor. As of December 31, 2006 and 2005, $260,000 and $555,000 of factored receivables, respectively, were sold by the Company with recourse. GMAC will maintain a lien on all of the Company's receivables and assume the credit risk for all assigned accounts approved by them with certain restrictions.

         The Company's Daniel M. Friedman Division has a factoring agreement with Wells Fargo Century. Under the terms of the agreement, the Company is eligible to draw down 85% of its invoiced receivables at an interest rate equal to the prime rate. The Company pays a fee equal to 0.45% of the gross invoice amount of each receivable purchased. Wells Fargo Century will maintain a lien on all of the Daniel M. Friedman's receivables and assume the credit risk for all assigned accounts approved by them with certain restrictions. The expiration date on this agreement is June 30, 2007 with automatic one-year renewals thereafter.


Trademarks and Service Marks

         The STEVE MADDEN and/or STEVE MADDEN plus Design trademarks and service marks have been registered in numerous International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 9 for eyewear; Int'l Cl. 14 for jewelry; Int'l Cl. 3 for cosmetics and fragrances; Int'l Cl. 20 for picture frames and furniture; Int'l Cl. 16 for paper goods; Int'l Cl. 24 for bedding; and Int'l Cl. 35 for retail store services). The Company also has pending trademark applications in the United States for the mark STEVE MADDEN and/or STEVE MADDEN (design) in numerous international classes (Class 2 for paints, Class 4 for candles, Class 6 for key chains and id bracelets, Class 11 for lamps, Class 14 for jewelry and watches, Class 18 for bags and leather goods, Class 21 for housewares, Class 26 for hair accessories, Class 27 for rugs and carpets, Class 28 for sporting goods, and Class 32 for light beverages).

         The Company also has trademark registrations in the United States for the marks EYESHADOWS BY STEVE MADDEN (Int'l Cl. 9 for eyewear), ICE TEE (Int'l Cl. 25 for clothing and footwear), SHOE BIZ BY STEVE MADDEN (Int'l Cl. 25 for clothing and footwear; and Int'l Cl. 35 for retail store services) STEVEN M. (Int'l Class 25 for clothing and footwear); and STEVEN (Int'l Cl. 25 for clothing and footwear, Class 3 for cosmetics and fragrances, Class 14 for jewelry, Class 18 for leather goods, Class 26 for hair accessories, Class 35 for retail store services, and Class 9 for eyewear). The Company also has pending applications for STEVEN in various international classes (Class 2 for paints, Class 4 for candles, Class 6 for key chains and id bracelets, Class 11 for lamps, Class 16 for printed matter, Class 20 for furniture, Class 21 for housewares, Class 26 for hair accessories, Class 27 for rugs and carpets, and Class 32 for light beverages). The Company also owns a registration for the mark SOHO COBBLER and SOHO COBBLER (design) in the U.S. in Class 25 for footwear.

         The Company also has several pending applications in the U.S. for MADDEN in a variety of international classes (Class 3 for cosmetics and fragrances, Class 9 for watches and CDs, Class 14 for jewelry and watches, Class 18 for bags, , Class 14 for jewelry, Class 25 for clothing and footwear, and Class 28 for toys and sporting goods). The Company also has pending applications in the U.S. for STEVEN BY STEVE MADDEN in Classes 18 (bags) and 24 (bedding), and for MADDEN BY STEVE MADDEN in Class 2 for paints, Class 3 for perfume and cosmetics, Class 4 for candles, Class 6 for key rings and key chains, Class 9 for eyewear and CDs, Class 11 for lamps, Class 14 for jewelry, Class 16 for stationery and notebooks, Class 18 for bags, Class 20 for furniture, Class 21 for housewares, Class 24 for bedding, Class 25 for clothing and footwear, Class 26 for hair accessories, Class 27 for carpets and rugs, Class 28 for toys and games, Class 32 for light beverages, and Class 35 for retail store services.

         Additionally, the Company has several pending trademark and service mark applications in the United States for various marks, including a stylized "H" Design (Int'l Cl. 25 for clothing and footwear), STEVE MADDEN LUXE in Class 14 for jewelry and watches and Class 25 for clothing and footwear. RULE STEVE MADDEN (in Class 2 for paints, Class 3 for perfume and cosmetics, Class 4 for candles, Class 6 for key rings and key chains, Class 9 for eyewear and CDs, Class 11 for lamps, Class 14 for jewelry, Class 16 for stationery and notebooks, Class 18 for bags, Class 20 for furniture, Class 21 for housewares, Class 24 for bedding, Class 25 for clothing and footwear, Class 26 for hair accessories, Class 27 for carpets and rugs, Class 28 for toys and games, Class 32 for light beverages, and Class 35 for retail store services), SM NEW YORK (in Class 3 for perfume and cosmetics, Class 9 for eyewear and CDs, Class 14 for jewelry, Class 18 for bags, and Class 25 for clothing and footwear); and SMNY (in Class 3 for perfume and cosmetics, Class 9 for eyewear and CDs, Class 14 for jewelry, Class 18 for bags, and Class 25 for clothing and footwear).

         The Company further owns registrations for the STEVE MADDEN and/or STEVE MADDEN plus Design trademarks and service marks in various International Classes in Argentina, Australia, Bahrain, Belize, Brazil, Canada, Chile, China, Colombia, El Salvador, Guatemala, Hong Kong, Israel, Italy, Japan, Korea, Lebanon, Mexico, New Zealand, the Netherlands, Nicaragua, Oman, Panama, the Philippines, Qatar, Russia, Saudi Arabia, Singapore, South Africa, Taiwan, Thailand, Turkey, the United Arab Emirates, Venezuela, the European Union, and the Benelux countries and has pending applications for registration of the STEVE MADDEN and/or STEVE MADDEN plus Design trademarks and service marks in Azerbaijan, Belarus, Canada, China, Costa Rica, Ecuador, Estonia, Georgia, Guatemala, Honduras, Indonesia, Kazakhstan, Korea, Kuwait, Kyrgyzstan, Latvia, Lithuania, Oman, Paraguay, Peru, Qatar, Tajikistan, Ukraine, the United Arab Emirates, and Uzbekistan .

         Additionally, the Company owns registrations for the STEVEN trademark and service mark in various International Classes in Australia, Bahrain, Belize, China, the Dominican Republic, El Salvador, the European Union, Hong Kong, Israel, Lebanon, Japan, New Zealand, Netherland Antilles, the Philippines, Saudi Arabia, Thailand, Taiwan, Turkey, and the United Arab Emirates and has pending applications for registration of the STEVEN trademark and service mark in China,

Columbia, Ecuador, the European Union, Guatemala, Indonesia, Israel, Italy, Korea, Malaysia, Nicaragua, Oman, Philippines, Qatar, Russia, South Africa, Taiwan, Thailand, Turkey, and Taiwan.

         The Company further owns registrations for the "torch stripe" design in Class 25 in the European Union and Panama, and has a pending application for the "torch stripe" design in Class 25 in China.


         The Company further owns registrations for the mark STEVEN BY STEVE MADDEN in various international classes in the European Union and Panama, and has pending applications for the mark STEVEN BY STEVE MADDEN in various international classes in Canada, China, Israel, and Korea.

         The Company further owns registrations for the mark SM NEW YORK in International Class 25 (clothing and footwear) in Belize, the Dominican Republic, El Salvador, Netherland Antilles, and New Zealand, and has pending applications for registration of the SM NEW YORK mark in International Class 25 (clothing and footwear) in Australia, Columbia, Costa Rica, Ecuador, Guatemala, Nicaragua, Panama, South Africa, and Venezuela.

         Additionally, the Company, through its Diva Acquisition Corp. subsidiary, owns registrations for the DAVID AARON trademark and service mark in various International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 18 for leather goods, such as handbags and wallets; and Int'l Cl. 35 for retail store services), and in Australia, Canada, the European Union, Hong Kong, Japan, Korea, Panama, and South Africa in some or all of Classes 3, 18, and 25, and for its D. AARON trademark in Class 25 Spain. Also, the Company owns registrations for the DAVID AARON trademark in the United States in International Class 3 for perfume and cosmetics; International Class 9 for eyewear; International Class 14 for jewelry; International Class 16 for paper goods; International Class 18 for bags; International Class 24 for bed and bath products; International Class 25 for clothing and footwear and International Class 26 hair accessories in Korea.

         The Company, through its Stevies, Inc. subsidiary, also owns various registrations for the STEVIES and /or STEVIES plus Design trademark and service mark in a number of International Classes in the United States (Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 9 for eyewear; International Class 35 for retail store services; International Class 14 for jewelry; International Class 28 for toys; International Class 16 for paper goods; International Class 3 for perfume and cosmetics, International Class 9 for CDs and eyewear, and International Class 26 for hair accessories), and for STEVIES BY STEVE MADDEN in Class 14 for jewelry, Class 9 for eyewear, Class 3 for perfume and cosmetics, Class 28 for toys and games, Class 35 for retail services, Class 16 for stationery and notebooks, Class 18 for bags. The
Company, through its Stevies, Inc. subsidiary, also owns registrations for its STEVIES and/or STEVIES plus Design mark for various goods in Argentina, Bahrain, Canada, China, Columbia, the European Union, Hong Kong, Israel, Japan, Korea, Lebanon, Malaysia, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. Additionally, Stevies, Inc. has several pending trademark and service mark applications for registration of the STEVIES and STEVIES plus Design marks in various International Classes in Brazil, Indonesia, Korea, Kuwait, Mexico, New Zealand, Oman, Peru, Qatar, Saudi Arabia, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates and Venezuela. Finally, Stevies, Inc. also owns several trademark and service mark registrations of the STEVIES BY STEVE MADDEN mark in various International Classes in the United States (Int'l Cl. 25 for clothing and footwear; Int'l Cl. 14 for jewelry; Int'l Cl. 18 for leather goods, such as handbags and wallets; Int'l Cl. 16 for paper goods; Int'l Cl. 3 for cosmetics and fragrances; Int'l Cl. 9 for eyewear; Int'l Cl. 28 for toys; and Int'l Cl. 35 for retail store services).

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


Employees

         On February 5, 2007, the Company employed approximately one thousand four hundred and ninety-eight (1,498) employees, of whom approximately four hundred eighty (480) work on a full-time basis and approximately one thousand and eighteen (1,018) work on a part-time basis, most of whom work in the Retail Division. The management of the Company considers relations with its employees to be good.

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

Backlog

         The Company had unfilled wholesale customer orders of $97.2 million and $88.3 million, as of February 18, 2007 and 2006, respectively. The Company's backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks, and wholesale customer purchases of its core basic products through the Company's open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

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

         In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry the Company's products or increase the ownership concentration within the retail industry. While such changes in the retail industry to date have not had a material adverse effect on the Company's business or financial condition, there can be no assurance as to the future effect of any such changes.

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

         The Company generally enters into a number of purchase order commitments with its customers for each of its lines every season and does not enter into long-term agreements with any of its customers. Therefore, a decision by a significant customer of the Company, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company or to change its manner of doing business could have a material adverse effect on the Company's business, financial condition and results of operations. The Company sells its products primarily to retail stores across the United States and extends credit based on an evaluation of each customer's financial condition, usually without collateral. While various retailers, including some of the Company's customers, have experienced financial difficulties in the past few years which increased the risk of extending credit to such retailers, the Company's losses due to bad debts have been limited. Pursuant to the Factoring Agreements between GMAC, Wells Fargo Century and the Company, the factors currently assume the credit risk related to approximately 89% of the Company's accounts receivables. However, financial difficulties of a customer could cause the Company to curtail business with such customer or require the Company to assume more credit risk relating to such customer's account receivable.

         Impact of Foreign Manufacturers. During the year ended December 31, 2006, approximately 99% of the Company's products were purchased through arrangements with a number of foreign manufacturers, primarily from China, Brazil, Italy and Spain.

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

         The Company's imported products are also subject to United States custom duties. The United States and the countries in which the Company's products are produced or sold, from time to time, impose new quotas, duties, tariffs, or other restrictions, or may adversely adjust prevailing quota, duty or tariff levels, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Possible Adverse Impact of Unaffiliated Manufacturers' Inability to Manufacture in a Timely Manner, Meet Quality Standards or to Use Acceptable Labor Practices. As is common in the footwear industry, the Company contracts for the manufacture of 99% of its products to its specifications through foreign manufacturers. The Company does not own or operate any manufacturing facilities and is therefore dependent upon independent third parties for the manufacture of all of its products. The Company's products are manufactured to its specifications by both domestic and international manufacturers. The inability of a manufacturer to ship orders of the Company's products in a timely manner or to meet the Company's quality standards could cause the Company to miss the delivery date requirements of its customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Although the Company enters into a number of purchase order commitments each season specifying a time frame for delivery, method of payment, design and quality specifications and other standard industry provisions, the Company does not have long-term contracts with any manufacturer. As a consequence, any of these manufacturing relationships may be terminated, by either party, at any time. Although the Company believes that other facilities are available for the manufacture of the Company's products, both within and outside of the United States, there can be no assurance that such facilities would be available to the Company on an immediate basis, if at all, or that the costs charged to the Company by such manufacturers would not be greater than those presently paid.

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

         Expansion of Retail Business. The Company's continued growth depends to a significant degree on further developing the Steve Madden(R), Stevies(R), Steven(R), SMNY/Madden Girl, Steve Madden Mens, Natural Comfort and Candie's(R) brands, creating new product categories and businesses and operating Company-owned Steve Madden(R) and Steven(R) stores on a profitable basis. During the year ended December 31, 2006, the Company opened four (4) Steve Madden(R) retail stores and has plans to open eight to ten (8 to 10) additional stores in the year ending December 31, 2007. The Company's expansion plan includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets. There can be no assurance that the Company will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, the performance of the Company's wholesale and retail operations, and the ability of the Company to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that the Company's comparable store sales results can be maintained or will increase in the future. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its licensing activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

         Management of Growth. The Company's operations have increased and will continue to increase demand on the Company's managerial, operational and administrative resources. The Company has recently invested significant resources in, amongst other things, its management information systems and hiring and training new personnel. However, in order to manage currently anticipated levels of future demand, the Company may be required to, among other things, expand its distribution facilities, establish relationships with new manufacturers to produce its products, and continue to expand and improve its financial, management and operating systems. There can be no assurance that the Company will be able to manage future growth effectively and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Foreign Currency Fluctuations. The Company makes approximately 98% of its purchases in U.S. dollars. However, the Company sources substantially all of its products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which the Company and foreign competitors sell their products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on the Company's business, financial condition and results of operations.

         Outstanding Options. As of March 5, 2007, there were outstanding options to purchase an aggregate of approximately 1,396,000 shares of Common Stock. Holders of such options are likely to exercise them when, in all likelihood, the market price of the Company's stock is significantly higher than the exercise price of the options. Further, while options are outstanding, they may adversely affect the terms on which the Company could obtain additional capital, if required.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

          None.

ITEM 2            PROPERTIES

         The Company maintains approximately 37,000 square feet for its executive offices and sample production facilities at 52-16 Barnett Avenue, Long Island City, NY 11104. The lease for the Company's headquarters expires on June 30, 2008 and can be extended, at the option of the Company, through June 30, 2013.

         The Company's showroom is located at 1370 Avenue of the Americas, New York, NY. All of the Company's brands are displayed for sale from this 9,917 square foot space. The lease for the Company's showroom expires on February 28, 2013.

         The Company's Daniel M. Friedman Division maintains approximately 17,000 square feet for its offices and showroom space at 10 West 33rd Street, New York, NY. The lease expires on December 31, 2014.

         The Company maintains approximately 7,200 square feet as a storage facility at 25-15 Borough Place, Woodside, NY. The lease for this space expires on October 31, 2008 and can be extended, at the option of the Company, through October 31, 2010.

         The Company also maintains an 807 square foot showroom located at Fashion Center Dallas in the World Trade Center, Dallas, Texas. The lease for this showroom expires on April 30, 2007. The Company does not expect to extend the lease but plans to rent space in the area for fashion shows as needed.

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

         The current terms of the Company's retail store leases expire as follows:

              Years Lease Terms Expire        Number of Stores
           ------------------------------ -------------------------

                        2007                          0
                        2008                         11
                        2009                          9
                        2010                          9
                        2011                         13
                        2012                          9
                        2013                         12
                        2014                          7
                        2015                         12
                        2016                          8
                        2017                          4
                        2018                          1


ITEM 3            LEGAL PROCEEDINGS

         Except as set forth below, no material legal proceedings are pending to which the Company or any of its property is subject.

         On August 10, 2005, the U.S. Customs Department ("Customs") issued a report that asserts that certain commissions which the Company treated as buying agents' commissions (which are non-dutiable), should be treated as "selling agents' commissions" and hence are dutiable. In the report, Customs estimates that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1.1 million plus interest and penalties. Based on management's estimation earlier in the year, a reserve of $2 million covering under-payments, interest and penalties, was recorded as of March 31, 2006 in the Condensed Consolidated Financial Statements. Based on a meeting held with Customs on November 8, 2006, and pursuant to discussions with legal counsel, the Company reasonably believes that the maximum liability in this case, including interest and penalties, will be no more than $1.5 million. Accordingly, the reserve was reduced to $1.5 million as of December 31, 2006. Such reserve may in the future be modified to reflect the status of this matter.

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


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 2006.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


         The Company's shares of common stock trade on The Nasdaq Global Market since August 1, 2006 and on The Nasdaq National Market prior to that date. The following table sets forth the range of high and low closing sales prices for the Company's Common Stock during each fiscal quarter during the two-year period ended December 31, 2006 as reported by The Nasdaq National Market and The Nasdaq Global Market. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                            Common Stock

                           High         Low                                    High         Low
                         ---------   ----------                             ----------   ----------
  2006                                                2005
  Quarter ended                                       Quarter ended
     March 31, 2006        24.53        18.63            March 31, 2005        12.93        10.81
  Quarter ended                                       Quarter ended
     June 30, 2006         37.17        23.20            June 30, 2005         12.57        10.41
  Quarter ended                                       Quarter ended
     September 30, 2006    40.69        26.59            September 30, 2005    16.43        11.85
  Quarter ended                                       Quarter ended
     December 31, 2006     44.70        33.99            December 31, 2005     20.21        15.13


         As of March 5, 2007, there were 21,108,748 shares of Common Stock outstanding and 58 record holders.

         Dividends. On October 30, 2006, the Board of Directors declared a special dividend of $1 per share payable to Steven Madden, Ltd. shareholders of record at the close of business on November 13, 2006. The dividend, which totaled $21.5 million ($421,000 of which is payable to holders of restricted stock pending the vesting of these shares) was paid on November 22, 2006.

         Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2006 is disclosed in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

         Issuer Repurchases of Equity Securities. There were no shares of common stock repurchased by the Company during the fourth quarter of fiscal 2006. In February 2007, the Board of Directors authorized an increase of the Company's previously announced share repurchase program of $30 million, bringing the total authorization up to $59 million. The program has no set expiration or termination date.

         Pursuant to an agreement reached on February 2, 2005 with an 8% shareholder, the Company agreed to commit $25 million during the twelve months ended January 31, 2006 and $10 million during the twelve months ended January 31, 2007 through a combination of share repurchases and/or dividends, such programs to be implemented at such time and such manner as determined by the board of directors in its sole discretion. As of January 31, 2007, the Company has satisfied this agreement by the repurchase of 909,000 shares for $14.7 million and the payment of dividends in the amount of $34.9 million.


ITEM 6            SELECTED FINANCIAL DATA


         The following selected financial data has been derived from the Company's audited financial statements. The Income Statement Data relating to 2006, 2005 and 2004, and the Balance Sheet Data as of December 31, 2006 and 2005 should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

                                                                        Year Ended December 31,
                                           ---------------------------------------------------------------------------------

                                                2006             2005             2004             2003             2002
                                           -------------    -------------    -------------    -------------    -------------
INCOME STATEMENT DATA:
   Net sales                               $ 475,163,000    $ 375,786,000    $ 338,144,000    $ 324,204,000    $ 326,136,000
     Cost of sales                           276,734,000      236,631,000      218,601,000      201,487,000      202,451,000
   Gross profit                              198,429,000      139,155,000      119,543,000      122,717,000      123,685,000
     Commissions and licensing fee - net      14,246,000        7,119,000        4,588,000        5,742,000        4,381,000
     Operating expenses                     (134,377,000)    (114,185,000)    (105,150,000)     (94,833,000)     (94,854,000)
     Impairment of goodwill                           --         (519,000)              --               --               --
   Income from operations                     78,298,000       31,570,000       18,981,000       33,626,000       33,212,000
     Interest income                           3,703,000        2,554,000        2,009,000        1,611,000        1,166,000
     Interest expense                           (100,000)        (164,000)         (68,000)         (54,000)         (16,000)
     Gain (loss) on sale of marketable
       securities                               (967,000)        (500,000)          32,000          136,000           66,000
   Income before provision for income
     taxes                                    80,934,000       33,460,000       20,954,000       35,319,000       34,428,000
     Provision for income taxes               34,684,000       14,260,000        8,679,000       14,865,000       14,587,000
   Net Income                              $  46,250,000    $  19,200,000    $  12,275,000    $  20,454,000    $  19,841,000
   Basic income per share                  $        2.21    $        0.95    $        0.62    $        1.05    $        1.05
   Diluted income per share                $        2.09    $        0.92    $        0.58    $        0.96    $        0.96
   Basic weighted average common
     shares outstanding                       20,905,673       20,111,576       19,723,304       19,477,898       18,892,292
   Effect of potential common shares
     from exercise of options and
     warrants                                  1,195,394          806,487        1,611,120        1,729,869        1,672,527
   Diluted weighted average common
     shares outstanding                       22,101,067       20,918,063       21,334,424       21,207,767       20,564,819



                                                                             At December 31,
BALANCE SHEET DATA                         ---------------------------------------------------------------------------------
                                                2006             2005             2004             2003             2002
                                           -------------    -------------    -------------    -------------    -------------
   Total assets                            $ 251,392,000    $ 211,728,000    $ 186,430,000    $ 177,870,000    $ 150,500,000
   Working capital                           151,711,000      114,066,000      101,417,000      105,140,000       86,461,000
   Noncurrent liabilities                      3,136,000        2,757,000        2,088,000        1,828,000        1,532,000
   Stockholders' equity                    $ 211,924,000    $ 182,065,000    $ 164,665,000    $ 159,187,000    $ 130,075,000


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

Overview
($ in thousands, except retail sales data per square foot and per share data)

For the year ended December 31, 2006, diluted earnings per share increased 127% and net income increased 141% over the prior year. The earnings growth in the year is the result of a 26% increase in net sales, an increase in gross profit margins of 5% to 42% from 37% in the prior year, an increase in net commission and licensing fee income of 100%, and a decrease in operating expenses as a percentage of net sales of 3%.

During the year, the Company made progress on its stated goal to evolve Steve Madden into a global lifestyle brand by expanding its product offerings though acquisitions and licensing agreements. On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, "Daniel M. Friedman"). Founded in 1995, Daniel M. Friedman (a former licensee of the Company) is a manufacturer and distributor of name brand fashion handbags and accessories. In 2006, Daniel
M. Friedman contributed net sales of approximately $51,316. The Company has recently launched two new brands. SMNY, which began shipping in the fourth quarter of 2005, contributed net sales of approximately $24,451, and is now in over 5,200 doors. In order to consolidate brand identity, the SMNY brand will transition to Madden Girl beginning with the spring 2007 collection. Natural Comfort delivered initial shipments in the second quarter of 2006. Natural Comfort is an owned brand of fashion-forward comfort footwear. On the licensing front, the Company signed four new licensing agreements during the year for "watches" under the Steve Madden and Steven by Steve Madden brands, "girls' apparel" marketed through J.C. Penney under the Stevies brand, "dresses" under the Steve Madden and Steven by Steve Madden brands and "cold weather accessories" under the Steve Madden and Steven by Steve Madden brands.

In line with prior commitments to enhance shareholders value, the Board of Directors approved a special one-time cash dividend of $1.00 per share of outstanding common stock that was paid on November 22, 2006. Combined with the $8.3 million of share repurchased in 2006, the total amount of capital returned to shareholders in 2006 amounted to approximately $29.4 million, which is in addition to the approximately $21.5 million returned to shareholders in 2005. The Company was able to provide this special dividend and repurchase of stock while still reinvesting in the business and funding management's initiatives for future growth.

The Retail Division continued its strong performance. Gross profit margin in the Retail Division increased to 54% of net sales in 2006 compared to 50% in 2005. This 400 basis point increase in gross profit was the result of more trendy product assortment, improved inventory controls and reduced freight costs resulting in a decrease of promotional activity, and the closure of six under performing stores. Same store sales (sales in stores that were in operation throughout all of 2006 and 2005) increased 4%. Store sales productivity remained high with sales per square foot of $719. The Company is planning to open eight to ten new stores in 2007.

The Company's annualized inventory turnover was 7.2 times in 2006 compared to
7.9 times in 2005, reflecting the slower turnover rate inherent in Daniel M. Friedman Division because of its replenishment business. The Company's accounts receivable average collection days increased to 59 days in 2006 compared to 57 days in 2005 because of the longer payment terms of the Daniel M. Friedman Division. As of December 31, 2006, the Company had $108,885 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders equity of $211,924. Working capital increased to $151,711 as of December 31, 2006, compared to $114,066 on December 31, 2005. During the year ended December 31, 2006, net cash provided by operating activities increased to $43,408 as compared to $38,138 in the same period last year.

     The following tables set forth information on operations for the periods indicated:

                                                     Years Ended
                                                     December 31
                                                  ($ in thousands)


                                                  2006                       2005                       2004
                                           -------------------        -------------------        -------------------
CONSOLIDATED:
------------
Net sales                                  $475,163        100%       $375,786        100%       $338,144        100%
Cost of sales                               276,734         58         236,631         63         218,601         65
Gross profit                                198,429         42         139,155         37         119,543         35
Other operating income - net of expenses     14,246          3           7,119          2           4,588          1
Operating expenses                          134,377         28         114,185         31         105,150         31
Impairment of goodwill                           --         --             519          0              --         --
Income from operations                       78,298         16          31,570          8          18,981          5
Interest and other income, net                2,636          1           1,890          1           1,973          1
Income before income taxes                   80,934         17          33,460          9          20,954          6
Net income                                   46,250         10          19,200          5          12,275          4

By Segment:

WHOLESALE DIVISION:
------------------

Net sales                                  $347,509        100%       $254,275        100%       $230,347        100%
Cost of sales                               218,014         63         175,292         69         166,724         72
Gross profit                                129,495         37          78,983         31          63,623         28
Other operating income                        2,925          1           2,286          1           2,310          1
Operating expenses                           75,328         22          59,958         24          57,661         25
Income from operations                       57,092         16          21,311          8           8,272          4

RETAIL DIVISION:
---------------

Net sales                                  $127,654        100%       $121,511        100%       $107,797        100%
Cost of sales                                58,720         46          61,339         50          51,877         48
Gross profit                                 68,934         54          60,172         50          55,920         52
Operating expenses                           59,049         46          54,227         45          47,489         44
Impairment of goodwill                           --         --             519          0              --         --
Income from operations                        9,885          8           5,426          5           8,431          8
Number of stores                                 96                         98                         91

FIRST COST DIVISION:
-------------------

Other commission income - net of expenses  $ 11,321        100%       $  4,833        100%       $  2,278        100%

RESULTS OF OPERATIONS
 ($ in thousands)

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Consolidated:
------------

Total net sales for the year ended December 31, 2006 increased by 26% to $475,163 from $375,786 for the comparable period of 2005. The total increase resulted from a 37% growth in the Wholesale Division combined with a 5% growth in the Retail Division.

Gross profit margin increased to 42% for the year ended December 31, 2006 from 37% for the prior year. Both the Wholesale and the Retail Divisions achieved significant increases in their gross profit margins. The gross profit margin for the Wholesale Division increased to 37% for the year ended December 31, 2006 from 31% for the comparable period of 2005, and in the Retail Division, the gross profit margin increased to 54% as compared to 50% for the comparable period of 2005. A portion of the increased gross margin was the result of improved inventory management which resulted in fewer markdowns.

Operating expenses increased to $134,377 in the year ended December 31, 2006 from $114,185 in the same period of 2005. The increase in dollars was primarily caused by the incremental costs associated with the acquisition of Daniel M. Friedman and the addition of the SMNY/Madden Girl division, an increase in sales growth related variable expenses such as warehouse and distribution costs, and an increase in incentive based employee compensation. As a percentage of net sales, operating expenses decreased to 28% for the year ended December 31, 2006 from 31% in the same period of 2005, reflecting the Company's ability to leverage its expense structure against the increase in sales.

Income from operations was $78,298 for the year ended December 31, 2006 compared to $31,570 for the comparable period of 2005. Net income increased by 141% to $46,250 for the year ended December 31, 2006 compared to $19,200 for the year ended December 31, 2005. This increase in income was primarily due to the increase in net sales, the higher gross profit margin, a substantial increase in commission income and the contribution of the Daniel M. Friedman Division.

Wholesale Division:
-------------------

Net sales from the Wholesale Division accounted for $347,509 or 73%, and $254,275 or 68% of total net sales for the years ended December 31, 2006 and 2005, respectively. This increase resulted from the incremental sales contributed by the recently acquired Daniel M. Friedman and significant sales growth in Madden Womens, Madden Mens, Candie's and Steven as well as the contribution of the new brands, SMNY/Madden Girl and Natural Comfort. Gross profit margin increased to 37% of net sales for the year ended December 31, 2006 from 31% in the prior year, primarily due to a significant decrease in off-price sales and lower inventory markdowns and allowances. Operating expenses increased to $75,328 for the year ended December 31, 2006 from $59,958 in the comparable period of 2005. This increase is primarily due to an increase in direct selling expenses reflective of the 37% growth in sales, incentive bonuses and the incremental costs associated with the new brands SMNY/Madden Girl and Natural Comfort, as well as the acquisition of Daniel M. Friedman. As a percentage of net sales, operating expenses decreased to 22% for the year ended December 31, 2006 from 24% for the prior year, reflecting the Company's ability to leverage its expense structure against the increase in sales. Income from operations for the Wholesale Division increased to $57,092 for the year ended December 31, 2006 compared to $21,311 for the year ended December 31, 2005.

Retail Division:
----------------

Net sales from the Retail Division accounted for $127,654 or 27% and $121,511 or 32% of total net sales for the years ended December 31, 2006 and 2005, respectively. The Company opened four new stores and closed six under-performing stores during the current year. As a result, the Company had 96 retail stores as of December 31, 2006 compared to 98 stores as of December 31, 2005. The 96 stores currently in operation include 93 under the Steve Madden name, two under the Steven name and one internet store. Comparable store sales (sales of those stores, including the internet store, that were open for all of 2006 and 2005) for the year ended December 31, 2006 increased 4% over the same period of 2005.

Gross profit as a percentage of net sales increased to 54% for the year ended December 31, 2006 from 50% in the comparable period of 2005, primarily due to a significant decrease in promotional sales, improved inventory controls and freight savings. Operating expenses for the Retail Division were $59,049 for the year ended December 31, 2006 and $54,227 for the comparable period of 2005. This increase was primarily due to the non-cash write off of unamortized assets associated with the remodeling of nine stores and the closing of six stores in the current period that accounted for $1,858. Income from operations for the Retail Division was $9,885 for the year ended December 31, 2006 compared to $5,426 for the same period in 2005.

First Cost Division:
--------------------

The First Cost Division generated net commission income and design fees of $11,321 for year ended December 31, 2006, compared to $4,833 for the comparable period of 2005. The increase was the result of growth in the private label business and, in addition, the Company's ability to leverage the strength of its Steve Madden brands and product designs resulting in a partial recovery of its design, product and development costs through its suppliers.


Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Consolidated:
-------------

Total net sales for the year ended December 31, 2005 increased by 11% to $375,786 from $338,144 for the comparable period of 2004. Significant sales increases from Madden Mens, Candie's, and the Retail Division and a modest increase from Madden Womens as well as net sales of $1,576 generated by the Company's new division, SMNY/Madden Girl were partially offset by declines in Steven, l.e.i. and Stevies.

Gross profit margin increased to 37% for the year ended December 31, 2005 from 35% for the year ended December 31, 2004. This increase is the result of an increase in the gross profit margin in the Wholesale Division to 31% for the year ended December 31, 2005 from 28% for the comparable period of 2004, primarily due to a significant decrease in off-price sales and improved efficiencies in inventory management resulting in lower inventory costs. This was partially offset by a decline in gross profit margin in the Retail Division attributed to the liquidation of slow moving inventory combined with the liquidation of inventory at four outlet stores (three of which were temporary locations) that were closed during the third quarter.

Operating expenses increased to $114,185 in the year ended December 31, 2005 from $105,150 in the same period of 2004. The increase in dollars is primarily due to an increase in direct selling expenses reflective of the 11% growth in sales and the incremental payroll and occupancy costs associated with the operation of an additional seven retail stores (net). Other contributing factors were an increase of accounting fees incurred by the Company in connection with management's assessment and the external audit of internal controls pursuant to
Section 404 of the Sarbanes-Oxley Act of 2002, and the settlement of the LaRue lawsuit in the amount of $1,500.

Income from operations was $31,570 for the year ended December 31, 2005 compared to $18,981 for the comparable period of 2004. Net income increased by 56% to $19,200 for the year ended December 31, 2005 compared to $12,275 for the year ended December 31, 2004. This increase in income was primarily due to the increase in sales, the higher gross margin and a substantial increase in commission income.

Wholesale Division:
-------------------

Net sales from the Wholesale Division accounted for $254,275 or 68%, and $230,347 or 68% of total net sales for the year ended December 31, 2005 and 2004, respectively. This increase resulted from the higher sales contributed by Madden Mens, Candies and Steve Madden Womens as well as the contribution of the new SMNY brand. Gross profit margin in the Wholesale Division increased to 31% of net sales for the year ended December 31, 2005 from 28% for the year ended December 31 2004, primarily due to better product offerings and improved efficiencies in inventory management resulting in a significant reduction of inventory markdowns and allowances. Operating expenses increased to $59,958 for the year ended December 31, 2005 from $57,661 in the comparable period of 2004. This increase is primarily due to an increase in direct selling expenses reflective of the 10% growth in sales, incentive bonuses and the incremental costs associated with the new brands SMNY/Madden Girl. As a percentage of net sales, operating expenses decreased to 24% for the year ended December 31, 2005 from 25% for the year ended December 31, 2004, reflecting the Company's ability to control costs and leverage its expense structure against the increase in sales. Income from operations for the Wholesale Division increased to $21,311 for the year ended December 31, 2005 compared to $8,272 for the prior year.

Retail Division:
----------------

Net sales from the Retail Division accounted for $121,511 or 32% and $107,797 or 32% of total sales for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, there were 98 retail stores compared to 91 retail stores as of December 31, 2004. The 98 stores in operation as of December 31, 2005 included 94 under the Steve Madden name, two under the Steven name, one outlet under the Shoe Biz name and one internet store. Comparable store sales (sales of those stores that were open for all of 2005 and 2004) for the year ended December 31, 2005 increased 5% over the same period of 2004. This increase was achieved through the early release and success of opened up sandals in spring, strong boot sales in the fall, and a substantial growth in Madden Mens volume at the stores. Gross profit margin decreased to 50% for the year ended December 31, 2005 from 52% in the comparable period of 2004, primarily due to an increase in the liquidation of slow moving inventory combined with the liquidation of inventory at five stores that were closed during the year 2005. Operating expenses for the Retail Division were $54,227 for the year ended December 31, 2005 and $47,489 for the comparable period of 2004. This increase was primarily due to increased payroll and payroll related expenses and higher occupancy expenses associated with the operation of seven additional stores in 2005 and an increase in direct selling expenses. Income from operations for the Retail Division was $5,426 for the year ended December 31, 2005 compared to $8,431 for the same period of 2004.

First Cost Division:
--------------------

Adesso-Madden, Inc. generated net commission income of $4,833 for the year ended December 31, 2005, compared to $2,278 for the comparable period of 2004. The increase was the result of the growth in first cost business with existing as well as new customers, the expansion of the Company's private label business in men's footwear, the transition of Unionbay to a first cost commission based model and the cumulative contribution of commissions on international sales made on a direct-from-factory basis.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

The Company had working capital of $151,711 at December 31, 2006 compared to $114,066 at December 31, 2005. The Company's net income for the year ended December 31, 2006 contributed to the increase in working capital. Additionally, during the year ended December 31, 2006, a significant amount of the Company's bond portfolio moved to within one year of maturity resulting in a reclassification of these bonds to current assets.

Under the terms of a factoring agreement with GMAC, the Company is eligible to borrow 80% of its invoiced receivables at an interest rate of two and one-half percent (2.5%) over the 30 day London Inter-Bank Offered Rate ("LIBOR"). The agreement, which has no specific expiration date and can be terminated by either party with 60 days written notice after June 30, 2007, provides the Company with a $25 million credit facility with a $15 million sub-limit on direct borrowings. GMAC maintains a lien on all of the Company's receivables and assumes the credit risk for all assigned accounts approved by them.

The Company's Daniel M. Friedman Division has a factoring agreement with Wells Fargo Century. Under the terms of the agreement, the Company is eligible to borrow 85% of its invoiced receivables at an interest rate equal to the prime rate.

As of December 31, 2006, the Company held marketable securities valued at $89,681, consisting primarily of corporate and municipal bonds, U.S. Treasury notes, government asset-backed securities, certificates of deposits and equities.

The Company believes that based upon its current financial position and available cash and marketable securities, it will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the year ended December 31, 2006, net cash provided by operating activities was $43,408. Sources of cash were provided primarily by the net income of $46,250, an increase in accrued incentive compensation of $6,163 and decrease in inventories of $635. The primary uses of cash were increases in factored receivables of $10,136 and non-factored receivables of $2,275 caused by a substantial increase in sales in 2006 including the incremental sales from the acquisition of Daniel M. Friedman. Other uses of cash include an increase in prepaid expenses, prepaid taxes, deposits and other assets of $2,133 and a decrease in accounts payable and accrued expenses of $6,136.


CONTRACTUAL OBLIGATIONS
($ in thousands)

The Company's contractual obligations as of December 31, 2006 were as follows:

                                                              Payment due by period


 Contractual Obligations              Total            2007         2008-2009      2010-2011      2012 and after
----------------------------        ---------       ---------       ---------      ---------      --------------
Operating lease
     obligations                    $  94,649       $  13,595       $  25,282      $  22,303           $  33,469

Purchase obligations                   50,991          50,991

Other long-term liabilities
     (future minimum royalty
     payments)                          1,318             778             540
                                    ---------       ---------       ---------      ---------      --------------

Total                               $ 146,958       $  65,364       $  25,822      $  22,303           $  33,469
                                    =========       =========       =========      =========      ==============

At December 31, 2006, the Company had un-negotiated open letters of credit for the purchase of inventory of approximately $1,981.

The Company has an employment agreement with Steven Madden, its Creative and Design Chief, which provides for an annual base salary of $600 subject to certain specified adjustments through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA, revenue of any new business, and royalty income over $2 million, plus an equity grant and a non-accountable expense allowance.

On February 7, 2006, the Company acquired all of the equity interest of Daniel
M. Friedman. The acquisition was completed for consideration of $18,710, including transaction costs. In addition, the purchase agreement includes certain earn-out provisions based on financial performance through 2010.

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $1,643 in 2007, $1,192 in 2008 and $480 in 2009. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits. The Chief Operating Officer of the Company is entitled to deferred compensation calculated as a percentage of his base salary.

Ninety-nine percent (99%) of the Company's products are produced at overseas locations, the majority of which are located in China, with a small percentage located in Brazil, Italy and Spain. The Company has not entered into any long-term manufacturing or supply contracts with any of these foreign companies. The Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products. In addition, the Company currently makes approximately 98% of its purchases in U.S. dollars.

INVESTING ACTIVITIES
($ in thousands)

During the year ended December 31, 2006, the Company invested $44,690 in marketable securities and received $21,434 from the maturities and sales of securities. Also, the Company invested $15,357 in the acquisition of Daniel M. Friedman. Additionally, the Company made capital expenditures of $9,511, principally for leasehold improvements for three new stores, remodeling of nine existing stores, additional office space and upgrades to its computer systems.

FINANCING ACTIVITIES
($ in thousands)

During the year ended December 31, 2006, the Company paid dividends of $21,106 and repurchased 349,000 shares of the Company's common stock at an average price of $23.68 for a total cost of $8,264. The Company received $6,837 in cash and also realized a tax benefit of $3,611 in connection with the exercise of stock options.

INFLATION

The Company does not believe that the relatively low rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on sales, expenses or profitability.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's consolidated financial statements which have been prepared in accordance with Generally Accepted Accounting Principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and the Company may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of the Company's condensed consolidated financial statements: allowance for bad debts, returns, and customer chargebacks; inventory reserves; valuation of intangible assets; litigation reserves and cost of sales.

Allowances for bad debts, returns and customer chargebacks. The Company provides reserves against its trade accounts receivables for future customer chargebacks, co-op advertising allowances, discounts, returns and other miscellaneous deductions that relate to the current period. The reserve against the Company's non-factored trade receivables also includes estimated losses that may result from customers' inability to pay. The amount of the reserve for bad debts, returns, discounts and compliance chargebacks are determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. As a result of a reevaluation of the retail environment, the Company revised its method for evaluating its allowance for customer markdowns and advertising chargebacks in the fourth quarter of 2005. In the past, the Company would look at historical dilution levels for customers to determine the allowance amount. Under the new methodology, the Company evaluates anticipated chargebacks by reviewing several performance indicators for its major customers. These performance indicators (which include inventory levels at the retail floors, sell through rates and gross margin levels) are analyzed by key account executives and the Vice President of Wholesale Sales to estimate the amount of the anticipated customer allowance. Failure to correctly estimate the amount of the reserve could materially impact the Company's results of operations and financial position.

Inventory reserves. Inventories are stated at lower of cost or market, on a first-in, first-out basis. The Company reviews inventory on a regular basis for excess and slow moving inventory. The review is based on an analysis of inventory on hand, prior sales, and expected net realizable value through future sales. The analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future as well as subsequent sales. The Company considers quantities on hand in excess of estimated future sales to be at risk for market impairment. The net realizable value, or market value, is determined based on the estimate of sales prices of such inventory through off-price or discount store channels. The likelihood of any material inventory write-down is dependent primarily on the expectation of future consumer demand for the Company's product. A misinterpretation or misunderstanding of future consumer demand for the Company's product, the economy, or other failure to estimate correctly, in addition to abnormal weather patterns, could result in inventory valuation changes, either favorably or unfavorably, compared to the valuation determined to be appropriate as of the balance sheet date.

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

Cost of sales. All costs incurred to bring finished products to the Company's distribution center and, in the retail division, the costs to bring products to the company's stores, are included in the cost of sales line item on the Company's Consolidated Statement of Operations. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of the Company's Consolidated Statement of Operations. The Company classifies shipping costs, if any, to customers as operating expenses. The Company's gross profit margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in thousands)

The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates primarily based on LIBOR. An analysis of the Company's credit agreement with GMAC and Wells Fargo Century can be found in Note C, "Due From Factors" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

As of December 31, 2006, the Company held marketable securities valued at $89,681, which consist primarily of corporate and municipal bonds, U.S. treasury notes, certificates of deposit and government asset-backed securities that have various maturities through December 2009, as well as marketable equity securities. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. The Company currently has the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce the Company's interest income.

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

Management's Annual Report on Internal Control Over Financial Reporting


Management of Steve Madden, Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934).

The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We acquired Daniel M. Friedman & Associates, Inc. in February 2006. We have excluded Daniel M. Friedman & Associates, Inc. from the scope of our annual report on internal control over financial reporting as of December 31, 2006. These operations represent approximately 11% of our total assets at December 31, 2006 and approximately 11% and 5% of our revenues and net income for the year ended December 31, 2006, respectively.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the frame work and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Tradeway Commission. Based on this assessment, the Company's management has concluded that, as of December 31, 2006, the Company's internal control over financial reporting was effective.

Attestation Report of the Company's Independent Registered Public Accounting
Firm

         The Company's Independent Registered Public Accounting Firm, Eisner LLP, has audited and issued a report on management's assessment of the Company's internal control over financial reporting. The report of Eisner LLP appears below.

To the Board of Directors and Shareholders of Steven Madden, Ltd.

         We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Steven Madden, Ltd. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

         As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 did not include the internal controls of Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, "Daniel M. Friedman") because they were acquired by the Company in purchase business combinations during 2006. Daniel M. Friedman constituted approximately 11% of total assets and approximately 11% and 5% of revenues and net income, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Daniel
M. Friedman.

         In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, Steven Madden, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steven Madden, Ltd. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years in the three-year period ended December 31,2006, and our report dated March 7, 2007 expressed an unqualified opinion on those consolidated financial statements.

Eisner LLP

New York, New York
March 7, 2007



Changes in Internal Control Over Financial Reporting

         As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting to determine whether any changes occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such material change during the fourth quarter of 2006.

ITEM 9B           OTHER INFORMATION

     None.


                                    PART III

ITEM 10           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11           EXECUTIVE COMPENSATION

     The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
                  INDEPENDENCE

     The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14           PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required to be furnished pursuant to this item will be set forth in the Company's proxy statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Contents

                                                                            Page
                                                                            ----

Consolidated Financial Statements

     Report of Independent Registered Public Accounting Firm                 F-2

     Balance sheets as of December 31, 2006 and 2005                         F-3

     Statements of income for the years ended December 31, 2006, 2005
     and 2004                                                                F-4

     Statements of changes in stockholders' equity for the years ended
     December 31, 2006, 2005 and 2004                                        F-5

     Statements of cash flows for the years ended December 31, 2006,
     2005 and 2004                                                           F-7

     Notes to financial statements                                           F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steven Madden, Ltd.

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note F to the financial statements effective January 1, 2006, the Company changed its method of accounting for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised
2004), "Shared-Based Payment".

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Steven Madden, Ltd. and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


Eisner LLP

New York, New York
March 7, 2007

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)                                                                            December 31,
                                                                                  ----------------------------
                                                                                      2006            2005
                                                                                  ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $     19,204    $     42,842
     Accounts receivable - net of allowances of $1,009 and $813                          7,317           3,294
     Due from factors - net of allowances of $11,499 and $7,587                         40,208          31,785
     Inventories                                                                        33,660          28,412
     Marketable securities - available for sale                                         72,542          24,092
     Prepaid expenses and other current assets                                           5,929           2,435
     Prepaid taxes                                                                       1,084           2,512
     Deferred taxes                                                                      8,099           5,600
                                                                                  ------------    ------------

         Total current assets                                                          188,043         140,972

Property and equipment, net                                                             23,375          20,898
Deferred taxes                                                                           6,794           5,568
Deposits and other                                                                       2,432             586
Marketable securities - available for sale                                              17,139          42,157
Goodwill - net                                                                           6,465           1,547
Intangibles - net                                                                        7,144              --
                                                                                  ------------    ------------

                                                                                  $    251,392    $    211,728
                                                                                  ============    ============
LIABILITIES
Current liabilities:
     Accounts payable                                                             $     12,784    $     15,579
     Accrued expenses                                                                   14,056           7,998
     Accrued incentive compensation                                                      9,492           3,329
                                                                                  ------------    ------------

         Total current liabilities                                                      36,332          26,906

Deferred rent                                                                            3,136           2,757
                                                                                  ------------    ------------

                                                                                        39,468          29,663
                                                                                  ------------    ------------

Commitments, contingencies and other - see notes J & L

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized; none issued Series
     A Junior Participating preferred stock - $.0001 par value, 60 shares authorized; none issued
Common stock - $.000067 par value, 90,000 shares authorized, 24,806 and
     24,225 shares issued, 21,106 and 20,874 shares outstanding at
     December 31, 2006 and 2005, respectively                                                2               2
Additional paid-in capital                                                             112,692          99,950
Retained earnings                                                                      133,561         108,838
Other comprehensive loss:
     Unrealized loss on marketable securities (net of taxes)                              (641)         (1,299)
Treasury stock - 3,700 and 3,351 shares at cost at December 31, 2006 and
     2005, respectively                                                                (33,690)        (25,426)
                                                                                  ------------    ------------

                                                                                       211,924         182,065
                                                                                  ------------    ------------

                                                                                  $    251,392    $    211,728
                                                                                  ============    ============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands, except per share data)                                       Year Ended December 31,
                                                                 --------------------------------------------
                                                                     2006            2005            2004
                                                                 ------------    ------------    ------------
Net sales:
     Wholesale                                                   $    347,509    $    254,275    $    230,347
     Retail                                                           127,654         121,511         107,797
                                                                 ------------    ------------    ------------

                                                                      475,163         375,786         338,144
                                                                 ------------    ------------    ------------
Cost of sales:
     Wholesale                                                        218,014         175,292         166,724
     Retail                                                            58,720          61,339          51,877
                                                                 ------------    ------------    ------------

                                                                      276,734         236,631         218,601
                                                                 ------------    ------------    ------------

Gross profit:
     Wholesale                                                        129,495          78,983          63,623
     Retail                                                            68,934          60,172          55,920
                                                                 ------------    ------------    ------------

                                                                      198,429         139,155         119,543

Commission and licensing fee income - net                              14,246           7,119           4,588
Operating expenses                                                   (134,377)       (114,185)       (105,150)
Impairment of goodwill                                                     --            (519)             --
                                                                 ------------    ------------    ------------

Income before other income (expenses) and provision for
     income taxes                                                      78,298          31,570          18,981

Other income (expenses):
     Interest income                                                    3,703           2,554           2,009
     Interest expense                                                    (100)           (164)            (68)
     Gain (loss) on sale of marketable securities                        (967)           (500)             32
                                                                 ------------    ------------    ------------

Income before provision for income taxes                               80,934          33,460          20,954
Provision for income taxes                                             34,684          14,260           8,679
                                                                 ------------    ------------    ------------

Net income                                                       $     46,250    $     19,200    $     12,275
                                                                 ============    ============    ============

Basic income per share                                           $       2.21    $       0.95    $       0.62
                                                                 ============    ============    ============

Diluted income per share                                         $       2.09    $       0.92    $       0.58
                                                                 ============    ============    ============

Basic weighted average common shares outstanding                       20,906          20,112          19,724
Effect of dilutive securities - options                                 1,195             806           1,611
                                                                 ------------    ------------    ------------

Diluted weighted average common shares outstanding                     22,101          20,918          21,335
                                                                 ============    ============    ============

Dividends paid per common share                                  $       1.00    $       0.67    $       0.00
                                                                 ============    ============    ============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(in thousands)

                                                     Common Stock               Additional
                                            -------------------------------      Paid-in           Retained          Unearned
                                                Shares          Amount           Capital           Earnings        Compensation
                                            --------------   --------------   --------------    --------------    --------------
Balance - December 31, 2003                         21,688   $            1   $       79,136    $       91,176    $       (3,008)
Exercise of stock options                              194                               454
Tax benefit from exercise of options                                                   1,004
Issuance of fully vested restricted stock               30
Forfeiture of restricted stock                                                          (183)                                121
Cash in lieu of restricted stock                                                        (378)
Deferred compensation in connection with
     issuance of stock options and
     restricted stock                                                                    598                                (598)
Amortization of unearned compensation                                                                                      2,782
Unrealized holding loss on marketable
     securities (net of taxes of $741)
Net income                                                                                              12,275
Comprehensive income
Common stock purchased for treasury
                                            --------------   --------------   --------------    --------------    --------------

Balance - December 31, 2004                         21,912                1           80,631           103,451              (703)
Exercise of stock options                            2,133                1           16,482
Tax benefit from exercise of options                                                   4,604
Issuance of fully vested restricted stock              180
Cash in lieu of restricted stock                                                      (1,767)
Amortization of unearned compensation                                                                                        703
Unrealized holding loss on marketable
     securities (net of taxes of $199)
Net income                                                                                              19,200
Comprehensive income
Cash dividend paid                                                                                     (13,813)
Common stock purchased for treasury
                                            --------------   --------------   --------------    --------------    --------------

Balance - December 31, 2005                         24,225                2           99,950           108,838                --
Exercise of stock options                              551                             6,837
Tax benefit from exercise of options                                                   3,611
Issuance of fully vested restricted stock               30
Stock-based compensation                                                               2,294
Unrealized holding loss on marketable
     securities (net of taxes of $476)
Net income                                                                                              46,250
Comprehensive income
Cash dividend paid                                                                                     (21,527)
Common stock purchased for treasury
                                            --------------   --------------   --------------    --------------    --------------

Balance - December 31, 2006                         24,806   $            2   $      112,692    $      133,561    $           --
                                            ==============   ==============   ==============    ==============    ==============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
(in thousands)

                                              Accumulated
                                                Other                  Treasury Stock                Total
                                             Comprehensive     -------------------------------     Stockholders'    Comprehensive
                                              Gain (Loss)          Shares          Amount            Equity             Income
                                             --------------    --------------   --------------    --------------    --------------
Balance - December 31, 2003                  $         (127)            1,867   $       (7,991)   $      159,187
Exercise of stock options                                                                                    454
Tax benefit from exercise of options                                                                       1,004
Issuance of fully vested restricted stock
Forfeiture of restricted stock                                                                               (62)
Cash in lieu of restricted stock                                                                            (378)
Deferred compensation in connection with
     issuance of stock options and
     restricted stock
Amortization of unearned compensation                                                                      2,782
Unrealized holding loss on marketable
     securities (net of taxes of $741)                 (897)                                                (897)             (897)
Net income                                                                                                12,275            12,275
                                                                                                                    --------------
Comprehensive income                                                                                                $       11,378
                                                                                                                    ==============
Common stock purchased for treasury                                       818           (9,700)           (9,700)
                                             --------------    --------------   --------------    --------------

Balance - December 31, 2004                          (1,024)            2,685          (17,691)          164,665
Exercise of stock options                                                                                 16,483
Tax benefit from exercise of options                                                                       4,604
Issuance of fully vested restricted stock
Cash in lieu of restricted stock                                                                          (1,767)
Amortization of unearned compensation                                                                        703
Unrealized holding loss on marketable
     securities (net of taxes of $199)                 (275)                                                (275)             (275)
Net income                                                                                                19,200            19,200
                                                                                                                    --------------
Comprehensive income                                                                                                $       18,925
                                                                                                                    ==============
Cash dividend paid                                                                                       (13,813)
Common stock purchased for treasury                                       666           (7,735)           (7,735)
                                             --------------    --------------   --------------    --------------

Balance - December 31, 2005                          (1,299)            3,351          (25,426)          182,065
Exercise of stock options                                                                                  6,837
Tax benefit from exercise of options                                                                       3,611
Issuance of fully vested restricted stock
Stock-based compensation                                                                                   2,294
Unrealized holding gain on marketable
     securities (net of taxes of $476)                  658                                                  658               658
Net income                                                                                                46,250            46,250
                                                                                                                    --------------
Comprehensive income                                                                                                $       46,908
                                                                                                                    ==============
Cash dividend paid ($421 of which is
     payable to holders of restricted
     stock pending the vesting of
     these shares)                                                                                       (21,527)
Common stock purchased for treasury                                       349           (8,264)           (8,264)
                                             --------------    --------------   --------------    --------------

Balance - December 31, 2006                  $         (641)            3,700   $      (33,690)   $      211,924
                                             ==============    ==============   ==============    ==============

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)                                                                 Year Ended December 31,
                                                                    --------------------------------------------
                                                                        2006            2005            2004
                                                                    ------------    ------------    ------------
Cash flows from operating activities:
     Net income                                                     $     46,250    $     19,200    $     12,275
     Adjustments to reconcile net income to net cash provided by operating activities:
         Stock-based compensation                                          2,294             703           2,719
         Depreciation and amortization                                     6,705           5,120           4,865
         Loss on disposal of fixed assets                                  1,857             535             198
         Impairment of goodwill                                               --             519              --
         Deferred taxes                                                   (4,210)         (2,691)           (227)
         Provision for doubtful accounts and chargebacks                   3,048           5,485             537
         Deferred rent expense                                               379             669             260
         Realized (gain) loss on sale of marketable securities               967             500             (32)
         Changes in:
              Accounts receivable                                         (2,275)         (1,197)          1,824
              Due from factors                                           (10,136)         (3,282)         (5,416)
              Inventories                                                    635           5,972         (10,526)
              Prepaid expenses, prepaid taxes, deposits and other
                  assets                                                  (2,133)           (624)          2,559
              Accounts payable and accrued expenses                       (6,136)          4,320           2,870
              Accrued incentive compensation                               6,163           2,909             (47)
                                                                    ------------    ------------    ------------

                  Net cash provided by operating activities               43,408          38,138          11,859
                                                                    ------------    ------------    ------------

Cash flows from investing activities:
     Purchase of property and equipment                                   (9,511)         (5,822)         (7,387)
     Purchases of marketable securities                                  (44,690)        (27,252)        (27,779)
     Maturity/sale of marketable securities                               21,434           9,153           9,708
     Acquisition, net of cash acquired                                   (15,357)             --              --
                                                                    ------------    ------------    ------------

                  Net cash used in investing activities                  (48,124)        (23,921)        (25,458)
                                                                    ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from exercise of stock options                               6,837          16,483             454
     Tax benefit from exercise of options                                  3,611           4,604           1,004
     Cash dividend paid                                                  (21,106)        (13,813)             --
     Cash in lieu of restricted stock                                         --          (1,767)           (378)
     Common stock purchased for treasury                                  (8,264)         (7,735)         (9,700)
     Payments of lease obligations                                            --              --              (1)
                                                                    ------------    ------------    ------------

                  Net cash used in financing activities                  (18,922)         (2,228)         (8,621)
                                                                    ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                     (23,638)         11,989         (22,220)
Cash and cash equivalents - beginning of year                             42,842          30,853          53,073
                                                                    ------------    ------------    ------------

Cash and cash equivalents - end of year                             $     19,204    $     42,842    $     30,853
                                                                    ============    ============    ============

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                                   $        100    $        164    $         68
         Income taxes                                               $     33,886    $     12,536    $      5,855
     Non-cash transactions
         Dividend accrual related to restricted stock               $        421    $         --    $         --

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      Organization:

         Steven Madden, Ltd., a Delaware corporation, designs and sources women's, men's and childrens shoes, for sale through its wholesale and retail channels under the Steve Madden, Steven, Madden Mens and Natural Comfort brands and through its wholesale channels under the Stevies, SMNY/Madden Girl and Candie's (under license) brand names. In addition, the Company designs, sources, markets and sells name brand and private label fashion handbags and accessories through its Daniel M. Friedman Division. Revenue is generated predominately through the sale of the Company's brand name merchandise and certain licensed products. At December 31, 2006 and 2005, the Company operated 96 and 98 retail stores (including its website as a store), respectively. Revenue is subject to seasonal fluctuations. See Note M for operating segment information.

[2]      Principles of consolidation:

         The consolidated financial statements include the accounts of Steven Madden, Ltd. and its wholly owned subsidiaries Steven Madden Retail, Inc., Diva Acquisition Corp., Adesso-Madden, Inc., Unionbay Men's Footwear, Inc., Stevies, Inc. and Daniel M. Friedman and Associates, Inc. (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated.

[3]      Stock split:

         On April 27, 2006, the Board of Directors declared a 3-for-2 stock split of its outstanding shares of common stock, which was effected in the form of a stock dividend of one share of stock for every two shares outstanding. The dividend was paid on May 26, 2006 to stockholders of record at the close of business on May 11, 2006. All share and per share data provided herein gives effect to this stock split, applied retroactively.

[4]      Use of estimates:

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

         Allowances for bad debts, returns and customer chargebacks: The Company provides reserves on trade accounts receivables for future and existing customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance related deductions that relate to the current period sales. As a result of a reevaluation of the retail environment, the Company revised its method for evaluating its estimate of the allowance for customer chargebacks in 2005. In the past, the Company would look at historical dilution levels for customers to determine the allowance amount. Under the new method of estimation, the Company evaluates anticipated chargebacks by reviewing several performance indicators at its major customers. These performance indicators, which include inventory levels, sell through rates and gross margin levels, are analyzed by key account executives and the Vice President of Wholesale Sales to estimate the amount of the anticipated customer allowance. This change in accounting estimate resulted in an increase of our reserve by approximately $1,700 in the fourth quarter of 2005.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]      Cash equivalents:

         Cash equivalents at December 31, 2006 and 2005, amounted to approximately $11,121 and $33,290, respectively, and consisted of money market accounts and commercial paper. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

[6]      Marketable securities:

         Marketable securities consist primarily of corporate bonds, U.S. treasury notes, certificates of deposit and government asset-backed securities with maturities greater than three months and up to five years at the time of purchase, as well as marketable equity securities. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses net of any tax effect reported in stockholders' equity as accumulated other comprehensive income, and are held at an investment bank with the schedule of maturities at December 31, 2006 as follows:

                                                                 Maturities
                                                       -------------------------------
                                                       1 Year or Less    1 to 5 Years
                                                       --------------   --------------
               Schedule of maturities:
                    Municipal bonds                    $       21,869   $        7,072
                    US Government and Federal agency
                      bonds                                     1,980            3,175
                    Corporate bonds                             7,326            4,849
                    Fixed income securities                    36,286               --
                    Certificates of deposit                        --            2,043
                                                       --------------   --------------
                                                               67,461           17,139
                    Marketable equity securities                5,081               --
                                                       --------------   --------------

                                                       $       72,542   $       17,139
                                                       ==============   ==============

[7]      Inventories:

         Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.

[8]      Property and equipment:

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

         Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount. No impairment losses have been incurred for the years presented other than the impairment of goodwill as described in Note A[9].

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[9]      Goodwill:

         The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, amortization of goodwill and indefinite lived intangible assets are not amortized, rather they are tested for impairment on an annual basis or more often if events or circumstances change that could cause these assets to become impaired.

         On May 1, 1998, the Company purchased certain assets from and assumed certain liabilities of Daniel Scott, Inc. which operated two retail outlet stores under the name Shoe Biz. The acquisition was recorded at a total cost of approximately $703, including related expenses, of which $635 was allocated to cost in excess of fair value of the identifiable net assets acquired ("goodwill"). Prior to the adoption of SFAS 142, the Company had amortized approximately $116 of the goodwill, resulting in a net value of $519. During the year ended December 31, 2004, the Company operated four stores under the Shoe Biz name. In order to consolidate its resources to the Steve Madden brand, the Company decided to discontinue using the Shoe Biz name. As a result, as of June 30, 2005, one Shoe Biz store was converted to a Steve Madden store, while two other Shoe Biz stores were closed. The remaining store operating under the Shoe Biz was closed in the first quarter of 2006. As a result, the entire balance of the goodwill of $519 is considered impaired and was recognized as a reduction of income in the second quarter of 2005.

[10]     Net income per share:

         Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share reflects: a) the potential dilution assuming common shares were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase treasury stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For the years ended December 31, 2006 and 2005, no options exercisable into shares of common stock have been excluded in the calculation of diluted income per share, whereas options to purchase 1,878,000 shares of common stock were excluded from the calculation of diluted income per share in 2004 because the result would have been antidilutive. For the years ended December 31, 2006, 2005 and 2004, the unvested restricted stock awards were dilutive.

[11]     Advertising costs:

         The Company expenses costs of print, radio and billboard advertisements as of the first date the advertisements take place. Advertising expense included in operating expenses amounted to approximately $7,187 in 2006, $8,354 in 2005 and $8,993 in 2004.

[12]     Fair value of financial instruments:

         The carrying value of the Company's financial instruments approximates fair value due to their short-term nature or their underlying terms. Marketable securities are carried at quoted market prices which represent fair value.

[13]     Stock-based compensation:

         At December 31, 2006, the Company had various stock-based compensation plans. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS 123R"), which requires stock-based compensation to be measured based on the fair value of the awards on the grant date. Prior to adopting SFAS 123R, the Company's equity-based compensation expense was accounted for under the provisions of APB Opinion

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by SFAS No. 123. Refer to Note F for additional information regarding the Company's stock-based compensation plans.


[14]     Revenue recognition:

         The Company recognizes revenue on wholesale sales when products are shipped pursuant to our standard terms which are freight on board (FOB) warehouse or when products are delivered to the consolidators as per the terms of the customer's purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized when sales are recorded. Customers retain the right to deduct the amount of loss sustained for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company earns commission income acting in the capacity of an agent through its Adesso-Madden Division by arranging to produce private label shoes to the specifications of its clients. In addition, the Company has leveraged the strength of its Steve Madden brands and product designs resulting in a partial recovery of its design, product and development costs through its suppliers. Commission revenue and product and development cost recoveries are recognized as earned when title of the product transfers from the manufacturer to the customer and is reported on a net basis after deducting operating expenses.

         The Company licenses its trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, watches, children's apparel and dresses. The license agreements require the licensee to pay to the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. Licensing revenue is recognized on the basis of net sales reported by the licensees or minimum guaranteed royalties, if higher. In substantially all of the Company's license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.


[15]     Sales deductions:

         The Company supports retailers' initiatives to maximize sales of the Company's products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the financial statements as deductions to net sales. For the years ended December 31, 2006, 2005 and 2004 the total deductions to net sales for these expenses were $35,267, $36,356 and $30,027, respectively.


[16]     Cost of sales:

         All costs incurred to bring finished products to the Company's distribution center and, in the retail division, the costs to bring products to the Company's stores, are included in the cost of sales line item on the Consolidated Statement of Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs and freight to customers, if any, are included in the operating expenses line item of the Company's Consolidated Statement of Income. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


[17]     Warehouse and shipping costs:

         The Company includes all warehouse and distribution costs in the Operating Expenses line on the Consolidated Statements of Income. For the years ended December 31, 2006, 2005 and 2004, the total warehouse and distribution costs included in Operating Expenses were $8,901, $6,229 and $5,819 respectively. The Company's standard terms of sales are "FOB Steve Madden warehouse" and thus the Company's wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the Operating Expense line in the Consolidated Statements of Income.


[18]     Impairment of long-lived assets:

         The Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. If facts and circumstances indicate that the Company's long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived asset would be compared to its carrying amounts to determine if a write-down to fair value is necessary. If a write-down is required, the amount is determined by estimation of the present value of net discounted cash flows in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".


[19]     401(k) Plan:

         The Company maintains a tax-qualified, 401(k) plan which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company makes discretionary matching contributions of 25% of employees' contributions up to a maximum of 6% of employees' compensation which vest to the employees over a period of time. Effective February 7, 2007, the Company began matching 50% of employees' contributions. Total matching contributions to the plan for 2006, 2005 and 2004 were approximately $180, $176 and $187, respectively.


[20]     Prior years' reclassifications:

         Royalty payments. The Company has reclassified royalty payments on its Consolidated Statement of Income from operating expenses to cost of sales. This reclassification resulted in an increase in the wholesale cost of sales for the years ended December 31, 2005 and 2004 of $3,345 and $3,126 respectively, with a corresponding decrease to operating expenses in the same periods. This reclassification had no impact on the net income of the Company.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[21]     Recently issued accounting standards:

         In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty In Income Taxes" ("FIN 48"), which addresses the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken on the Company's tax return. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for interim periods of fiscal years beginning after December 15, 2006. The Company is evaluating the requirements of FIN 48 and expects that its adoption will not have a material impact on the Company's results of operations and earnings per share.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

         In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when evaluating and quantifying the materiality of a misstatement. SAB 108 provides guidance on correcting errors under the dual approach as well as providing transition guidance for correcting errors. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an effect on our results of financial operations or financial position.

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on our results of operations or financial condition.

NOTE B - ACQUISITION

On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, "Daniel M. Friedman"). Founded in 1995, Daniel M. Friedman designs, sources, and markets name brand fashion handbags and accessories. The acquisition was completed for consideration of $18,710, including transaction costs. In addition, the purchase agreement includes certain earn-out provisions based on financial performance through 2010.

The Daniel M. Friedman acquisition was accounted for using the purchase method of accounting as required by SFAS Statement No. 141, "Business Combinations". Accordingly, the assets and liabilities of Daniel M. Friedman were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE B - ACQUISITION (CONTINUED)

assets acquired and liabilities assumed are based on management's estimates and assumptions, as well as third-party independent valuations. The total purchase price has been allocated as follows:

         Current assets                                 $       9,772
         Property and equipment                                   289
         Deposits                                                  62
         Intangible assets                                      8,400
         Goodwill                                               4,918
         Liabilities assumed                                   (4,731)
                                                        -------------

         Net assets acquired                            $      18,710
                                                        =============

The purchase price and related allocation may be revised as a result of adjustments made to the purchase price pursuant to the earn-out provisions.

Pursuant to the acquisition, the Company has a note receivable from the former owner and namesake of Daniel M. Friedman in the amount of $1,250. The note, which has an interest rate of 5%, is due and payable on the same day that the final earn-out payment is due. The note allows the maker to offset the principal and interest due on the note against any earn-out monies that might be due to him. The note is included in the "Deposits and other" category on the Company's Consolidated Balance Sheets.

The results of operations for Daniel M. Friedman have been included in the Company's Consolidated Statements of Income from the date of the acquisition. The following unaudited pro forma information presents the results of the Company's operations as though the Daniel M. Friedman acquisition had occurred on January 1, 2004. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on January 1, 2004, nor is it indicative of the Company's future results.

                                                   Year Ended December 31,
                                                         (unaudited)
                                              ----------------------------------
                                                2006         2005         2004
                                              --------     --------     --------

          Net sales                           $479,195     $417,299     $364,089
          Operating income                     $78,993      $31,216      $18,238
          Net income                           $46,631      $18,988      $11,844
          Basic earnings per share               $2.23        $0.94        $0.60
          Diluted earnings per share             $2.11        $0.91        $0.56


NOTE C - DUE FROM FACTORS

On July 1, 2005, the Company entered into a factoring agreement with GMAC Commercial Finance LLC ("GMAC"). The agreement, which has no specific expiration date and can be terminated by either party with sixty (60) days written notice after June 30, 2007, provides the Company with a $25 million credit facility with a $15 million sub-limit on direct borrowings. Under the terms of the agreement, the Company may request advances from the factor up to 80% of aggregate receivables purchased by the factor at an interest rate of two and one-half percent (2.5%) over the 30 day LIBOR. The Company also pays a fee equal to 0.325% of the gross invoice amount of each receivable purchased. Prior to July 1, 2005, the Company had a factoring agreement with Capital Factors, Inc. The Company sells and assigns a substantial portion of its receivables, principally without recourse, to the factor. As of December 31, 2006 and 2005, $260 and $555 of factored receivables, respectively, were sold by the Company with recourse. GMAC will maintain a lien on all of the Company's receivables and assume the credit risk for all assigned accounts approved by them with certain restrictions.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE C - DUE FROM FACTOR (CONTINUED)

The Company's Daniel M. Friedman Division has a factoring agreement with Wells Fargo Century. Under the terms of the agreement, the Company is eligible to draw down 85% of its invoiced receivables at an interest rate equal to the prime rate. The Company pays a fee equal to 0.45% of the gross invoice amount of each receivable purchased. Wells Fargo Century will maintain a lien on all of Daniel
M. Friedman's receivables and assume the credit risk for all assigned accounts approved by them with certain restrictions. The expiration date on this agreement is June 30, 2007 with automatic one-year renewals thereafter.

A "factored" sale (whether "with" or "without" recourse) is substantially the same as a non-factored sale and the Company accounts for its factored sales/receivables in the same manner as its non-factored sales/receivables. The factor services the collection of the Company's accounts receivable. Funds collected by the factor are applied against advances owed to the factor (if any), and the balance is due and payable to the Company, net of any fees. The allowance against "due from factor" is a projected provision based on certain formulas and prior approvals for markdowns, allowances, discounts, advertising and other deductions that customers may deduct against their payments.


NOTE D - PROPERTY AND EQUIPMENT

         The major classes of assets and total accumulated depreciation and amortization are as follows:

                                                                         December 31,
                                                                ----------------------------
                                                                    2006            2005
                                                                ------------    ------------
               Leasehold improvements                           $      32790    $     31,690
               Machinery and equipment                                 1,119           1,001
               Furniture and fixtures                                  4,563           4,823
               Computer equipment                                      9,238           5,458
                                                                ------------    ------------

                                                                      47,710          42,972
               Less accumulated depreciation and amortization        (24,335)        (22,074)
                                                                ------------    ------------

               Property and equipment - net                     $     23,375    $     20,898
                                                                ============    ============


NOTE E - GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the carrying amount of goodwill by segment for the year ended December 31, 2006:


                                                 Steven by       Daniel M.
                                                Steve Madden     Friedman         Total
                                                ------------   ------------   ------------
            Balance at December 31, 2005        $      1,547   $          0   $      1,547
            Acquisition of Daniel M. Friedman             --          4,918          4,918
                                                ------------   ------------   ------------
            Balance at December 31, 2006
                                                $      1,547   $      4,918   $      6,465
                                                ------------   ------------   ------------

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE E - GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The following table details identifiable intangible assets acquired on February 7, 2006 in the Daniel M. Friedman transaction as of December 31, 2006:

                                                    Accumulated    Net carrying
                                      Cost basis    amortization      amount
                                     ------------   ------------   ------------

            Trade name               $        200   $         31   $        169
            Customer relationships          2,600            240          2,360
            License agreements              5,600            985          4,615
                                     ------------   ------------   ------------

                                     $      8,400   $      1,256   $      7,144
                                     ------------   ------------   ------------


The amortization of intangible assets is included in operating expenses on the Company's Consolidated Statement of Income. The estimated future amortization expense of purchased intangibles as of December 31, 2006 is as follows:


                   2007                          $  1,370
                   2008                             1,370
                   2009                             1,267
                   2010                             1,267
                   2011                               820
                   Thereafter                       1,050
                                                 --------

                                                 $  7,144
                                                 ========


NOTE F - STOCK-BASED COMPENSATION

In March 2006, the Board of Directors approved the Steven Madden, Ltd. Stock Incentive Plan (the "Plan") under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The shareholders approved the Plan on May 26, 2006. The number of shares that may be issued or used under the Plan cannot exceed 1,200,000 shares. Management believes that the Plan will better align the interests of its recipients with those of the Company's shareholders. The following table summarizes the number of Common Stock shares authorized for use in the Plan, the amount of Stock based awards issued (net of expired or cancelled) and the amount of Common Stock available for the grant of Stock based awards under the Plan:


         Common Stock authorized                              1,200,000

         Stock based awards (restricted stock) granted
         net of expired or cancelled                            421,000
                                                              ---------

         Common Stock available for grant of stock
         based awards as of December 31, 2006                   779,000
                                                              =========

The Company has established various stock option plans entitled "The 1993 Incentive Stock Option Plan", "The 1995 Stock Plan", "The 1996 Stock Plan", "The 1997 Stock Plan" and "The 1999 Stock Plan" under which options to purchase shares of common stock may be granted to employees, directors, officers, agents, consultants and independent contractors. The plans provide that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. No incentive stock option can be granted and exercised beyond five years to a stockholder owning 10% or

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE F - STOCK-BASED COMPENSATION (CONTINUED)

more of the Company's outstanding common stock. Options granted under the plans during the three years ended December 31, 2006 vest between four months and one year from the date of grant. The 1993 Incentive Stock Option Plan, the 1995 Stock Plan and the 1996 Stock Plan expired in 2003, 2005 and 2006, respectively.

The following table summarizes the amount of options authorized, the amount of options granted (net of expired or cancelled options) and the amount of options available for grant for the 1997 Plan and the 1999 Plan:

                                                      1997 Plan       1999 Plan
                                                      ---------       ---------
                  Options authorized                  1,500,000       4,830,000

                  Options granted net of
                  expired or cancelled                1,492,800       4,828,500
                                                      ---------       ---------

                  Available for grant as of
                  December 31, 2006                       7,200           1,500
                                                      =========       =========


Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"), which requires stock-based compensation to be measured based on the fair value of the awards on the grant date. The Company elected the "modified prospective method" of transition as permitted by SFAS No. 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption are not restated. For the year ended December 31, 2006, total equity-based compensation of $2,294 was comprised of $2,174 in compensation related to restricted stock and $120 in compensation related to stock options. For the years ended December 31, 2005 and 2004, total equity-based compensation of $703 and $2,782, respectively, was related to stock options. Equity-based compensation is included in operating expenses on the Company's Consolidated Statements of Income.

SFAS No. 123R requires the Company to apply an estimated forfeiture rate in calculating the period expense (and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates), as opposed to recognizing forfeitures as an expense reduction as they occur, which was the method used by the Company prior to adoption. The adjustment to apply estimated forfeitures to previously recognized stock-based compensation was considered immaterial and, as such, was not classified as a cumulative effect of a change in accounting principle.

Prior to the adoption of SFAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation costs recognized for those options (tax benefits) to be classified as financing cash flows. The Company realized a tax benefit from the exercise of stock options of $3,611 during the year ended December 31, 2006.

Prior to adopting SFAS No. 123R, the Company's equity-based compensation expense was accounted for under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123R to equity-based employee compensation for the years ended December 31, 2005 and 2004:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE F - STOCK-BASED COMPENSATION (CONTINUED)

                                                               2005            2004
                                                           ------------    ------------
      Reported net income                                  $     19,200    $     12,275
      Stock-based employee compensation included in
         reported net income, net of tax                            407           1,577
      Stock-based employee compensation determined under
         the fair value based method, net of tax                 (2,246)         (4,815)
                                                           ------------    ------------

      Pro forma net income                                 $     17,361    $      9,037
                                                           ============    ============

      Basic income per share:
           As reported                                     $       0.95    $       0.62
           Pro forma                                       $       0.86    $       0.46

      Diluted income per share:
           As reported                                     $       0.92    $       0.58
           Pro forma                                       $       0.83    $       0.42

Stock Options

During the years ended December 31, 2006 and 2005, there were 551,000 and 2,133,000 options exercised, respectively, with a total intrinsic value of $10,674 and $13,013 for the corresponding periods. During the year ended December 31, 2006, 30,000 options vested with a weighted average exercise price of $11.84, compared to 726,000 options with a weighted average exercise price of $11.90 that vested during the prior year. As of December 31, 2006, there were no unvested options. There were no options granted during the year ended December 31, 2006.

In connection with the amended employment agreement of the former Chief Executive Officer ("CEO"), who is now the Company's Creative and Design Chief, the Company issued options to purchase 750,000 shares of its common stock. The options, which vested in August 1998, had an exercise price of $2.21 and were exercisable over 10 years expiring in March 2005. The last of these options was exercised in January of 2005. Unearned compensation was recorded in the amount of $1,345, which represented the difference between the exercise price and the fair value of the stock on the date of grant, and was classified as a component of stockholders' equity. Through December 31, 2003, the unearned compensation was being amortized over the ten-year term of the amended agreement. During the year ended December 31, 2004, the Company reevaluated its policy on amortizing unearned compensation relating to the issuance of stock options. The Company concluded that deferred compensation was to be amortized over the shorter of the vesting period of the option or the term of the employment agreement. Accordingly, the balance in unearned compensation was expensed, resulting in a charge to operations of $512 in 2004.

In May 2003, the Company granted 150,000 options to Charles Koppelman, a director, exercisable at $9.00 per share which vested over one year on a quarterly basis. The difference between the market price of $12.67 per share and the option exercise price was reflected as unearned compensation and was amortized over the one-year vesting period. In May of 2004, pursuant to a consulting agreement with this former director, the Company granted 150,000 options exercisable at $9.00 per share which vested over one year on a quarterly basis. The difference between the market price of $12.73 per share and the option exercise price was amortized over the one-year vesting period.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE F - STOCK-BASED COMPENSATION (CONTINUED)

The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected volatility is based on the historical volatility of the Company's stock. The risk free interest rate is based on the U.S Treasury yield curve in effect at the time of the grant. With the exception of a special dividend paid in November of 2005 and a special dividend paid on November 22, 2006, the Company historically has not paid dividends and thus the expected dividend rate is assumed to be zero. The weighted average fair value of options granted in 2005 and 2004 was approximately $4.07 and $6.51, respectively, using the Black-Scholes option-pricing model with the following assumptions:


                                                   2005               2004
                                              --------------    --------------
        Volatility                                  43%                65%
        Risk free interest rate                    3.86%          3.32% - 3.51%
        Expected life in years                       3                  5
        Dividend yield                               0                  0



Activity relating to stock options granted under the Company's plans and outside the plans during the three years ended December 31, 2006 is as follows:

                                                                                Weighted
                                                                   Weighted     Average
                                                                   Average      Remaining      Aggregate
                                                    Number of      Exercise    Contractual     Intrinsic
                                                     Shares         Price         Term           Value
                                                   -----------     -------     -----------     ---------
         Outstanding at January 1, 2004              3,411,000     $  7.57
         Granted                                       570,000       11.89
         Exercised                                    (193,000)       2.17
         Cancelled/Forfeited                           (18,000)      12.67
                                                   -----------     -------

         Outstanding at December 31, 2004            3,770,000        8.47
         Granted                                       478,000       11.93
         Exercised                                  (2,133,000)       7.73
         Cancelled/Forfeited                          (165,000)      12.55
                                                   -----------     -------

         Outstanding at December 31, 2005            1,950,000     $  9.79
         Granted                                            --          --
         Exercised                                    (551,000)      12.41
         Cancelled/Forfeited                            (3,000)       8.00
                                                   -----------     -------

         Outstanding at December 31, 2006            1,396,000     $  8.75           4.4         $20,980
                                                   ===========     =======           ===         =======

         Exercisable at December 31, 2006            1,396,000     $  8.75           4.4         $20,980
                                                   ===========     =======           ===         =======

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE F - STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes information about stock options at December 31, 2006:


                                                   Options Outstanding                       Options Exercisable
                                   ----------------------------------------------------  --------------------------
                                                    Weighted Average                                      Weighted
                                                        Remaining          Weighted                       Average
                                       Number       Contractual Life       Average          Number        Exercise
    Range of Exercise Price         Outstanding        (in Years)       Exercise Price    Exercisable      Price
------------------------------     -------------   ------------------  ----------------  -------------   ----------
under $2.22                             480,000            0.5               $2.21           480,000        $2.21
$3.67 to $6.37                           52,000            2.1                4.52            52,000         4.52
$11.61 to $12.50                        259,000            8.1               11.99           259,000        11.99
$12.65 to $13.99                        605,000            6.1               12.93           605,000        12.93
                                   -------------                                         -------------

                                      1,396,000            4.4                8.75         1,396,000         8.75
                                   =============                                         =============


Restricted Stock

The following table summarizes restricted stock activity during the year ended December 31, 2006:

                                                                    Weighted
                                                                  Average Fair
                                                   Number of     Value at Grant
                                                    Shares            Date
                                                  -----------   ----------------

          Outstanding at December 31, 2005           30,000          $11.28
          Granted                                   428,000           32.45
          Vested                                    (30,000)          11.28
          Forfeited                                  (7,000)          29.28
                                                  -----------

          Outstanding at December 31, 2006          421,000          $32.51
                                                  ===========


As of December 31, 2006, there was $10,900 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted-average of 3.6 years. During the year ended December 31, 2006, 165,000 restricted stock awards were granted to the Company's Creative and Design Chief. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE F - STOCK-BASED COMPENSATION (CONTINUED)

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

NOTE G - PREFERRED STOCK

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

NOTE H - RIGHTS AGREEMENT

On October 30, 2001, the Company declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock. Each Right entitles the holder to purchase from the Company seven ten-thousandths (7/10,000) of a share of Series A Preferred at a price of $50 per seven ten-thousandths (7/10,000) of a share. Initially, the Rights will not be exercisable and will automatically trade with the common stock. The Rights become exercisable, in general, ten days following the announcement of a person or group acquiring beneficial ownership of at least 15% of the outstanding voting stock of the Company.


NOTE I - COMMON STOCK DIVIDEND

On October 30, 2006, the Board of Directors declared a special dividend of $1 per share payable to Steven Madden, Ltd. shareholders of record at the close of business on November 13, 2006. The dividend was paid on November 22, 2006.


NOTE J - OPERATING LEASES

The Company leases office, showroom and retail facilities under noncancelable operating leases with terms expiring at various times through 2018. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

                   2007                            $  13,595
                   2008                               12,875
                   2009                               12,407
                   2010                               11,557
                   2011                               10,746
                   Thereafter                         33,469
                                                   ---------

                                                   $  94,649
                                                   =========


A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE J - OPERATING LEASES (CONTINUED)

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $16,419, $15,592 and $13,520, respectively. Included in such amounts are contingent rents of $240, $182 and $105 in 2006, 2005 and 2004, respectively.

Rent expense is calculated by amortizing total rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.


NOTE K - INCOME TAXES

The components of income before income taxes is as follows:

                                     2006            2005            2004
                                 ------------    ------------    ------------

               Domestic          $     77,686    $     33,460    $     20,954
               Foreign                  3,248              --              --
                                 ------------    ------------    ------------
                                 $     80,934    $     33,460    $     20,954
                                 ------------    ------------    ------------


The income tax provision (benefit) consists of the following:

                                     2006            2005            2004
                                 ------------    ------------    ------------

          Current:
               Federal           $     27,929    $     12,690    $      6,422
               State and local         10,437           4,260           2,484
               Foreign                    520              --              --
                                 ------------    ------------    ------------
                                       38,886          16,950           8,906
                                 ------------    ------------    ------------
          Deferred:
               Federal                 (3,500)         (2,241)           (189)
               State and local           (702)           (449)            (38)
                                 ------------    ------------    ------------
                                       (4,202)         (2,690)           (227)
                                 ------------    ------------    ------------

                                 $     34,684    $     14,260    $      8,679
                                 ============    ============    ============


A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

                                                                   December 31,
                                                        ---------------------------------
                                                          2006        2005         2004
                                                        --------    --------     --------
               Income taxes at federal statutory rate       35.0%       35.0%        35.0%
               State and local income taxes - net of
                    federal income tax benefit               7.8         7.4          7.6
               Nondeductible items                           0.1         0.3          0.1
               Nondeductible impairment charges               --         0.5           --
               Other                                          --        (0.6)        (1.3)
                                                        --------    --------     --------

               Effective rate                               42.9%       42.6%        41.4%
                                                        ========    ========     ========

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE K - INCOME TAXES (CONTINUED)

The Company applies the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Realization of deferred tax assets depends on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. However, the amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

The components of deferred tax assets and liabilities are as follows:

                                                        December 31,
                                                 ------------------------
                                                    2006          2005
                                                 ----------    ----------
            Current deferred tax assets:
                 Receivable allowances           $    5,262    $    3,537
                 Inventory                            1,434         1,321
                 Unrealized loss                        112           316
                 Deferred accruals                      675            --
                 Other                                  616           426
                                                 ----------    ----------

                                                      8,099         5,600
                                                 ----------    ----------
            Non-current deferred tax assets:
                 Depreciation and amortization        3,868         3,364
                 Deferred compensation                1,379           609
                 Deferred rent                        1,320           971
                 Amortization of goodwill              (126)           --
                 Unrealized loss                        353           624
                                                 ----------    ----------

                                                      6,794         5,568
                                                 ----------    ----------

            Deferred tax assets                  $   14,893    $   11,168
                                                 ==========    ==========


NOTE L - COMMITMENTS, CONTINGENCIES AND OTHER

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

         (b) On August 10, 2005, the U.S. Customs Department ("Customs") issued a report that asserts that certain commissions which the Company treated as buying agents' commissions (which are non-dutiable) should be treated as "selling agents' commissions" and hence are dutiable. In the report,

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE L - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

               Customs estimates that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051. At December 31, 2005, the Company had recorded a reserve of $1,051 based on management's estimate at that time. Based on management's estimation earlier in the year, the reserve was increased to $2,047 covering under-payments, interest and penalties, as of March 31, 2006. Based on a meeting held with Customs on November 8, 2006, and pursuant to discussions with legal counsel, the Company believes that the maximum liability in this case, including interest and penalties, will be no more than $1,500. Accordingly, the reserve was reduced to $1,500 in the quarter ended December 31, 2006. Such reserve is subject to change to reflect the status of this matter.

         (c) On or about January 23, 2006, the Company and Steven Madden, Jamieson Karson, Arvind Dharia and Amelia Newton Varela were named as defendants in a lawsuit filed by Jojeli, Inc. ("Jojeli") and Alan Rick Friedman in the United States District Court for the Southern District of New York. In their complaint, Jojeli and Mr. Friedman asserted claims arising from the Company's decision to terminate Jojeli's services on or about November 28, 2005. Mr. Friedman, Jojeli's principal, served as a senior salesperson for the Company, and provided his services to the Company pursuant to an April 26, 2004 written agreement. In their complaint, Jojeli and Mr. Friedman alleged eight claims against the Company and/or three of its executives and/or one of its managers, including breach of contract, violation of the New York Labor Law, tortuous interference with contract, civil conspiracy, defamation, and prima facie tort. They sought damages on their various claims of approximately $2,700 and they also sought a declaration that they were not bound by the restrictive covenant in the parties' contract. On or about March 1, 2006, the individual defendants and the Company moved to dismiss the tort claims contained in the complaint and to strike Mr. Friedman's claim for punitive damages in connection with his contract claims. More specifically, the defendants moved to dismiss the claims alleging defamation, interference with contract, prima facie tort and civil conspiracy. If the motion was granted in its entirety, the individual defendants would have been dismissed from the suit and Mr. Friedman's remaining claims would have consisted of breach of contract and alleged violations of the New York Labor Law. On or about April 13, 2006, Mr. Friedman filed an amended complaint in the action. In his amended complaint, Mr. Friedman (i) dropped his defamation claim against the Company's Executive Vice President of Wholesale Sales, Amelia Newton Varela, (ii) dropped all claim(s) against the Company's Chief Financial Officer, Arvind Dharia, and (iii) supplemented certain allegations concerning the remaining defendants in an effort to strengthen or preserve his remaining tort claims. On June 5, 2006, the Court dismissed the plaintiffs' tort claims against the Company and the remaining individual defendants. More specifically, the Court dismissed Mr. Friedman's tortuous interference and conspiracy claims against Mr. Karson, Mr. Madden and Ms. Newton, and dismissed Mr. Friedman's prima facie tort claim against Mr. Karson, Mr. Madden and the Company. On or about June 28, 2006, the Company and the individual defendants filed an answer in which they denied the remaining counts of the Amended Complaint, which consisted of claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and for violations of certain provisions of the New York Labor Law. On June 30, 2006, the parties appeared before the court for a status conference at which time the Court established a pre-trial schedule requiring that non-expert discovery be completed by December 29, 2006 and that dispositive motions be filed by February 2, 2007. Effective September 27, 2006, the Company and the individual defendants reached an agreement to resolve the claims asserted by Jojeli, Inc. and Alan Rick Friedman. Pursuant to the terms of the parties' settlement agreement, the terms of which are confidential, the Company agreed to pay certain sums of money to Jojeli. As a result of the parties' settlement, the lawsuit has been dismissed with prejudice. The settlement, which was provided for in prior periods, did not have a material effect on the Company's financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


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

 [2]     Employment agreements:

         Effective as of July 1, 2005, the Company amended its employment agreement with Steven Madden, the Company's Creative and Design Chief. The agreement provides for an annual salary of $600, subject to certain specified adjustments, through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA, on revenue for any new business, and royalty income over $2,000, and an annual option grant at exercise prices equal to the market price on the date of grant and a non-accountable expense allowance.

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

         Effective January 1, 2006, the Company amended its employment agreement with Jamieson Karson, the Company's Chief Executive Officer and Chairman of the Board. The agreement provides for an annual salary of $500 through December 31, 2008. The agreement also provides for an annual bonus at the discretion of the Board of Directors.

         Effective February 1, 2006, the Company amended its employment agreement with Arvind Dharia, the Company's Chief Financial Officer. The agreement provides for an annual salary of $425, with annual increases through December 31, 2009. The agreement also provides for an annual bonus at the discretion of the Board of Directors.

         The Company has employment agreements with other executives (the "executives") which expire between June 30, 2007 and December 31, 2009. These agreements provide for cash bonuses based primarily upon a percentage of year-to-year increases in earnings before interest, taxes, depreciation and amortization, option grants and non-accountable expense allowances as defined. Base salary commitments for these executives are as follows:

                              2007                 $  1,643
                              2008                     1192
                              2009                      480
                                                   --------
                                                   $  3,315
                                                   ========

         In connection with their employment agreements, five executives received an aggregate of 132,000 shares of restricted common stock from the Company in 2006. The restricted shares vest equally each year over a four-year period and, accordingly, the Company has recorded a charge to operations in the amount of $680 for the year ended December 31, 2006. In 2002, two executives received an aggregate of 60,000 shares of restricted stock. The restricted shares vested equally each quarter over the period of their employment agreements through December 2005. Accordingly, the Company recorded a charge to operations in the amount of $104 and $254 for the 30,000 and 30,000 shares that vested during the years ended December 31, 2005 and 2004, respectively. Further, one executive received 150,000 stock options exercisable at $12.67 per share, the market price on the date of grant. 30,000 of these options vested on

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE L - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

         June 30, 2003 and the balance vested equally, each quarter, through June 30, 2005. In addition, the Company accrued aggregate cash obligations of approximately $2,112 for bonuses under these agreements for the year ended December 31, 2006.

[4]      Letters of credit:

         At December 31, 2006 and 2005, the Company had open letters of credit for the purchase of imported merchandise of approximately $1,981 and $3,302, respectively.

[5]      Royalty agreements:

         On January 7, 2003, the Company entered into a long-term license agreement with Seattle Pacific Industries, Inc., under which the Company has the right to use the Unionbay trademark in connection with the sale and marketing of footwear for men and boys. The agreement required the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets were not achieved. The agreement expired on December 31, 2006.

         On May 12, 2003, the Company entered into a long-term license agreement with Candie's, Inc. to design, manufacture, and distribute Candie's branded footwear for women and children worldwide. The initial term of the agreement expired on December 31, 2009, with four 3-year renewal terms, the last of which expired on December 31, 2021. The agreement required the Company to make royalty and advertising payments equal to a percentage of net sales of licensed products and a minimum royalty and advertising payment in the event that specified net sales targets were not achieved. On December 6, 2004, the agreement was amended to reflect Candie's decision to name Kohl's Corporation the exclusive provider of a new line of Candie's apparel. The amendment extended the initial term of the agreement to December 31, 2010, and eliminated the renewal term options. Pursuant to the amendment, commencing on January 1, 2007, the Company will no longer have the exclusive right to market Candie's branded footwear and will be permitted to sell Candie's branded footwear only to Kohl's. Under the terms of the amendment, Candie's guarantees that the Company will achieve minimum sales levels with Kohl's during the term of the agreement. In the event such minimum sales levels are not achieved, Candie's is required to compensate the Company in an amount based on a percentage of the sales shortfall. Effective January 1, 2005, all royalty and advertising payments were eliminated. As an inducement to execute the amendment, the Company is required to pay Candie's a total of $3,000 payable in eight equal quarterly installments beginning in February of 2005.

         On September 14, 2006, the Company, through its Daniel M. Friedman Division, entered into a license agreement to design, manufacture and distribute handbags and belts and related accessories under the "Tracy Reese" and the "Plenty" brands. In addition, the Company has the right to use the phrase "Plenty by Tracy Reese". The agreement requires the Company to pay the licensor a royalty based on net sales and a minimum royalty in the event that specified net sales targets are not achieved.

         On July 20, 2004, Daniel M. Friedman entered into a long-term license agreement with B.J. Vines, Inc., under which the Company has the right to use the "Betsey Johnson" trademark in connection with the sale and marketing of handbags, small leather goods, belts and umbrellas. The agreement requires the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2007, with a three-year renewal term at the option of the Company.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE L - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

         Royalty expenses are included in the "operating expenses" section of the Company's Consolidated Statements of Income. Aggregate minimum future royalties under these agreements are as follows:

                           Year Ending
                           December 31,
                           ------------

                           2007                   $    778
                           2008                        220
                           2009                        320
                                                  --------

                                                  $  1,318
                                                  ========


[6]      Related Party Transactions:

         In January 2004, the Company entered into an agreement with JLM Consultants, a company wholly-owned by John Madden, one of the Company's directors. Under this agreement, Mr. Madden provides consulting services with respect to the development of international sales of the Company. Pursuant to this agreement, JLM Consultants received a fee and expenses of $511, $392 and $252 in 2006, 2005 and 2004 respectively, in addition to fees that Mr. Madden received for service to the Company as a director.

         In July 2001, the Company entered into a consulting agreement with Peter J. Solomon & Company, a financial advisory firm of which Marc Cooper, one of the Company's directors, is a managing director. Under this agreement, the firm provided financial advisory and investment banking services to the Company. This agreement, which was amended in March 2004, was terminated on July 11, 2006. Pursuant to this agreement, the Company paid fees and expenses to Peter J. Solomon & Company of $412 (related to the acquisition of Daniel M. Friedman), $66 and $161 for 2006, 2005 and 2004, respectively.

         In October 2002, the Company entered into an arrangement with Jeff Birnbaum, one of the Company's directors. Under this arrangement, Mr. Birnbaum provided consulting services with respect to the design and manufacturing of shoes and general consulting services to the Company. Pursuant to this arrangement, Mr. Birnbaum received a fee of $200, $200 and $250 in 2006, 2005 and 2004 respectively, in addition to fees received for service to the Company as a director. Mr. Birnbaum has been the Product Development Manager of Dolphin Shoe Company since August 1982. Dolphin Shoe Company, which is equally owned by Mr. Birnbaum, his father and his brother, is one of the Company's domestic suppliers. In July of 2006, the Company acquired Natural Comfort brand from Dolphin Shoe Company for $100.

[7]      Concentrations:

         The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company's marketable securities and money market accounts are principally held at two brokerage companies.

         During the year ended December 31, 2006, the Company purchased approximately 36% and 16% of its merchandise from two suppliers in China. Total inventory purchases for the year ended December 31, 2006 from China was approximately 88%.

         During the year ended December 31, 2005, the Company purchased approximately 21% and 12% of its merchandise from two suppliers in China. Total inventory purchases for the year ended December 31, 2005 from China was approximately 82%.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE L - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

         During the year ended December 31, 2004, the Company purchased approximately 25% of its merchandise from a supplier in Brazil and 17% and 10% of its merchandise from two suppliers in China. Total inventory purchases for the year ended December 31, 2004 from Brazil and China were approximately 26% and 41%, respectively.

         Sales to one customer accounted for 13% of total net sales for the year ended December 31, 2006. This customer represented 18% of accounts receivable at December 31, 2006.

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


[8]      Valuation and qualifying accounts:

         The following is a summary of the allowance for doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount Due from Factor for the years ended December 31:

                                            2006          2005          2004
                                        ------------  ------------  ------------

         Balance at beginning of year   $      8,400  $      2,915  $      2,378
         Increase in reserve                   4,108         5,485           537
                                        ------------  ------------  ------------

         Balance at end of year         $     12,508  $      8,400  $      2,915
                                        ============  ============  ============



         The following is a summary of the reserve for slow moving inventory for the years ended December 31:

                                            2006          2005          2004
                                        ------------  ------------  ------------

         Balance at beginning of year   $      1,143  $        608  $        663
         Charged to reserve                       --            --            55
         Increase to the reserve                 922           535            --
                                        ------------  ------------  ------------

         Balance at end of year         $      2,065  $      1,143  $        608
                                        ============  ============  ============

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE L - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

         The following is a summary of goodwill and the related accumulated amortization for the years ended December 31:

                                                    2006           2005            2004
                                                ------------   ------------    ------------
         Cost basis
         Balance at beginning of year           $      2,145   $      2,780    $      2,780
         Acquisition of Daniel M. Friedman             4,918             --              --
         Write-off of impaired assets                     --           (635)             --
                                                ------------   ------------    ------------
         Balance at end of year                        7,063          2,145           2,780
                                                ------------   ------------    ------------

         Accumulated amortization
         Balance at beginning of year                    598            714             714
         Write-off of impaired assets                     --           (116)             --
                                                ------------   ------------    ------------
         Balance at end of year                          598            598             714
                                                ------------   ------------    ------------

         Goodwill                               $      6,465   $      1,547    $      2,066
                                                ============   ============    ============

[9]      Other:

         Pursuant to an agreement reached on February 2, 2005 with an 8% shareholder, the Company agreed to commit $25 million during the twelve months ended January 31, 2006 and $10 million during the twelve months ended January 31, 2007 to a combination of share repurchases and/or dividends, such programs to be implemented at such time and such manner as determined by the board of directors in its sole discretion. As of January 31, 2006, the Company has satisfied this agreement via the repurchase of 909,000 shares for $14,680 and the payment of dividends of $34,919.

NOTE M - OPERATING SEGMENT INFORMATION

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE M - OPERATING SEGMENT INFORMATION (CONTINUED)

                        -----------------Wholesale divisions-----------------
                                                     Other
                                                    footwear       Daniel M.     Total
Year ended,                Womens         Mens       brands        Friedman     Wholesale      Retail     First Cost   Consolidated
                        ------------  -----------  ------------  ------------  ------------  -----------  -----------  ------------
December 31, 2006:
Net sales to external
   customers            $    150,255  $    62,629  $     83,309  $     51,316  $    347,509  $   127,654               $    475,163
Gross profit                  55,118       26,112        34,289        13,976       129,495       68,934                    198,429
Commissions and
   licensing fees - net        2,925           --            --            --         2,925           --  $    11,321        14,246
Income from operations        28,665       10,668        13,793         3,966        57,092        9,885       11,321        78,298
Depreciation and
   amortization                  513          307           519         1,316         2,655        4,025           26         6,706
Segment assets          $    149,433  $    10,621  $     16,110  $     27,022       203,186       41,933        6,273       251,392
Capital expenditures                                                           $      3,739  $     5,765  $         7  $      9,511

December 31, 2005:
Net sales to external
   customers            $    120,333  $    54,611  $     79,331            --  $    254,275  $   121,511               $    375,786
Gross profit                  33,768       22,021        23,194            --        78,983       60,172                    139,155
Commissions and
   licensing fees - net        2,286           --            --            --         2,286           --  $     4,833         7,119
Income from operations         6,661        9,100         5,550            --        21,311        5,426        4,833        31,570
Depreciation and
   amortization                  939          160           262                       1,361        3,750            9         5,120
Segment assets          $    149,914  $    18,709  $      2,693            --       171,316       38,576        1,836       211,728
Capital expenditures                                                           $      1,456  $     4,366  $        --  $      5,822

December 31, 2004:
Net sales to external
   customers            $    113,879  $    31,301  $     85,167            --  $    230,347  $   107,797               $    338,144
Gross profit                  31,465        9,773        22,385            --        63,623       55,920                    119,543
Commissions and
   licensing fees - net        2,310           --            --            --         2,310           --  $     2,278         4,588
Income from operations         4,947        1,034         2,291            --         8,272        8,431        2,278        18,981
Depreciation and
   amortization                  822          242           394                       1,458        3,405            7         4,870
Segment assets          $    114,012  $    10,243  $     11,107            --       135,362       44,048          891       180,301
Capital expenditures                                                           $      1,965  $     5,414  $         8  $      7,387

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2006 and 2005
($ in thousands except per share data)


NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005:

                                                 March 31,      June 30,     September 30,   December 31,
                                               ------------   ------------   ------------   ------------
2006:
  Wholesale, net                               $     82,982   $     96,194   $     91,751   $     76,582
  Retail, net                                        25,333         33,306         31,489         37,526
                                               ------------   ------------   ------------   ------------
    Net sales                                       108,315        129,500        123,240        114,108
  Cost of sales                                      62,032         74,945         72,217         67,540
                                               ------------   ------------   ------------   ------------
  Gross profit                                       46,283         54,555         51,023         46,568
  Commissions and licensing fee income - net          3,762          2,825          3,850          3,809
  Net income                                         10,860         12,696         12,647         10,047
  Net income per share:
    Basic                                              0.52           0.61           0.61           0.47
    Diluted                                            0.49           0.58           0.57           0.45

2005:
  Wholesale, net                               $     56,861   $     68,331   $     71,018   $     58,065
  Retail, net                                        26,475         32,627         29,049         33,360
                                               ------------   ------------   ------------   ------------
    Net sales                                        83,336        100,958        100,067         91,425
  Cost of sales                                      55,984         63,348         64,805         52,494
                                               ------------   ------------   ------------   ------------
  Gross profit                                       27,352         37,610         35,262         38,931
  Commissions and licensing fee income - net          1,225          1,799          2,217          1,878
  Net income                                            962          5,286          5,513          7,439
  Net income per share:
    Basic                                              0.05           0.27           0.27           0.36
    Diluted                                            0.05           0.26           0.26           0.34

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

10.01 Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 20,
         2005).#

10.02    Employment Agreement of Jamieson Karson (incorporated by reference to
         Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2006).#

10.03    Employment Agreement of Arvind Dharia (incorporated by reference to
         Exhibit 10.07 to the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2000).#

10.04 Amendment No. 1 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001).#

10.05 Amendment No. 2 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending September 30, 2002).#

10.06 Amendment No. 3 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 2006).#

10.07 Employment Agreement between the Company and Awadhesh Sinha, dated as of June 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 21, 2005).#

10.08 Consulting Agreement, effective as of August 1, 2004, between the Company, John Madden and J.L.M. Consultants Inc. (incorporated by reference to Exhibit 10.09 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2005).

10.09 Amendment No. 1 to Consulting Agreement, dated as of March 10, 2005, between the Company, John Madden and J.L.M. Consultants Inc. (incorporated by reference to Exhibit 10.09 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2005).

10.10 Amendment No. 2 to Consulting Agreement, dated as of April 14, 2005, between the Company, John Madden and J.L.M. Consultants Inc. (incorporated by reference to Exhibit 10.09 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2005).

10.11 Employment Agreement with Robert Schmertz dated March 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).#

10.12 Employment Agreement with Andrew Shames dated March 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).#

10.13 Commission Agreement between the Company and Hev Sales, Inc. dated March 8, 2004 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).

10.14 Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated May 7, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).#

10.15 Amendment No. 1 to Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated September 2, 2002 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).#

10.16 Amendment No. 2 to Employment Agreement between the Company, Adesso Madden, Inc. and Joseph Masella and T.J.M. Sales Corporation dated September 27, 2002 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2005).#

10.17 Settlement Agreement, dated February 2, 2005, among Barington Companies Equity Partners, L.P., Barington Companies Investors, LLC, James Mitarotonda, Barington Companies Offshore Fund, Ltd., Barington Companies Advisors, LLC, Barington Capital Group, L.P., LNA Capital Corp., Parche, LLC, Starboard Value & Opportunity Fund, LLC, Admiral Advisors, LLC, Ramius Capital Group, LC, C4S & Co., LLC, Peter A. Cohen, Morgan B. Stark, Jeffrey M. Solomon, Thomas W. Strauss, RJG Capital Partners, LP, RJG Capital Management, LLC, Ronald Gross and Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on February 2, 2005).

10.18 Stock Purchase Agreement, dated as of February 7, 2006, by and between the Company and Daniel M. Friedman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2006).

10.19 Earn-Out Agreement, dated as of February 7, 2006, by and among the Company, Daniel M. Friedman, Daniel M. Friedman & Associates, Inc. and DMF International, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2006).

10.20 Amendment to Earn-Out Agreement, dated as of April 10, 2006, by and between the Company and Daniel M. Friedman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 13, 2006).

10.21 1996 Stock Plan, approved and adopted on March 6, 1996 (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-8 filed with the Commission on November 3, 1997).#

10.22 The 1997 Stock Plan, approved and adopted on May 10, 1997 (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-8 filed with the Commission on November 3, 1997).#

10.23 The 1998 Stock Plan, approved and adopted on January 16, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed with the Commission on July 28, 1998).#

10.24 The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to
         Exhibit 10.A to the Company's Registration Statement on Form S-8 filed with the Commission on July 26, 2004).#

10.25 Employment Agreement between the Company and Amelia Newton Varela, effective as of October 1, 2004 (incorporated by reference to Exhibit
         10.29 to the Company's Annual Report on Form 10-K/A for its fiscal year ended December 31. 2005). #


21.01    Subsidiaries of Registrant. +

23.01    Consent of Eisner LLP+

24.01    Power of Attorney (included on signature page hereto).

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

Dated:        New York, New York
              March 9, 2007



                                     STEVEN MADDEN, LTD.

                                     By: /s/ JAMIESON A. KARSON
                                         ------------------------------------
                                         Jamieson A. Karson
                                         Chairman and Chief Executive Officer




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


        Signature                               Title                             Date
--------------------------       -------------------------------------        -------------
/s/ JAMIESON A. KARSON           Chairman and Chief Executive Officer         March 9, 2007
--------------------------

Jamieson Karson

/s/ ARVIND DHARIA                Chief Financial Officer                      March 9, 2007
--------------------------

Arvind Dharia

/s/ JEFFREY BIRNBAUM             Director                                     March 9, 2007
--------------------------

Jeffrey Birnbaum

/s/ MARC COOPER                  Director                                     March 9, 2007
--------------------------

Marc Cooper

/s/ JOHN L. MADDEN               Director                                     March 9, 2007
--------------------------

John L. Madden

/s/ HAROLD KAHN                  Director                                     March 9, 2007
--------------------------

Harold Kahn

/s/ PETER MIGLIORINI             Director                                     March 9, 2007
--------------------------

Peter Migliorini

/s/ RICHARD P. RANDALL           Director                                     March 9, 2007
--------------------------

Richard P. Randall

/s/ THOMAS H. SCHWARTZ           Director                                     March 9, 2007
--------------------------

Thomas H. Schwartz

/s/ WALTER YETNIKOFF             Director                                     March 9, 2007
--------------------------

Walter Yetnikoff