Form 10-Q
period 2007-03-31
STEVEN MADDEN, LTD.
filed 2007-05-09
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2007
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________ to  _____________________


                         Commission File Number  0-23702
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

As of May 4, 2007, the latest practicable date, there were 20,493,888 shares of common stock, $.000067 par value, outstanding.

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                 March 31, 2007

                               TABLE OF CONTENTS


PART I- FINANCIAL INFORMATION

ITEM 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets ............................1

            Condensed Consolidated Statements of Operations...................2

            Condensed Consolidated Statements of Cash Flows ..................3

            Notes to Unaudited Condensed Consolidated Financial Statements....4

ITEM 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations ................12

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk ......18

ITEM 4.     Controls and Procedures .........................................18

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings ...............................................19

ITEM 1A.    Risk Factors ....................................................19

ITEM 2.     Unregistered Sale of Equity Securities and Use of Proceeds ......19

ITEM 6.     Exhibits ........................................................20

            Signatures ......................................................21


PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

                                                                                 March 31,     December 31,      March 31,
                                                                                   2007            2006            2006
                                                                               ------------    ------------    ------------
                                                                               (unaudited)                     (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                  $     11,467    $     19,204    $     24,121
    Accounts receivable, net of allowances of $1,172, $1,009 and $1,864               7,112           7,317           5,034
    Due from factor, net of allowances of $9,082, $11,499 and $10,151                43,608          40,208          54,687
    Inventories                                                                      28,654          33,660          36,579
    Marketable securities - available for sale                                       63,359          72,542          14,761
    Prepaid expenses and other current assets                                         7,451           5,929           6,295
    Prepaid taxes                                                                     3,437           1,084              --
    Deferred taxes                                                                    8,110           8,099           5,526
                                                                               ------------    ------------    ------------

           Total current assets                                                     173,198         188,043         147,003

Property and equipment, net                                                          23,128          22,842          20,495
Deferred taxes                                                                        6,707           6,794           5,478
Deposits and other                                                                    3,132           2,965           1,481
Marketable securities - available for sale                                           15,223          17,139          40,147
Goodwill - net                                                                        6,465           6,465           6,719
Intangibles - net                                                                     6,801           7,144           8,172
                                                                               ------------    ------------    ------------

           Total Assets                                                        $    234,654    $    251,392    $    229,495
                                                                               ============    ============    ============
LIABILITIES
Current liabilities:
    Accounts payable                                                           $     16,325    $     12,784    $     16,995
    Accrued expenses                                                                 13,463          23,548          19,168
                                                                               ------------    ------------    ------------

           Total current liabilities                                                 29,788          36,332          36,163

Deferred rent                                                                         3,233           3,136           3,391
                                                                               ------------    ------------    ------------

                                                                                     33,021          39,468          39,554
                                                                               ------------    ------------    ------------
Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized;
    none issued; Series A Junior Participating preferred stock -
    $.0001 par value, 60 shares authorized; none issued
Common stock - $.000067 par value, 90,000 shares authorized, 24,846,
    24,806 and 24,383 shares issued, 20,436, 21,106 and
    20,811 outstanding                                                                    2               2               2
Additional paid-in capital                                                          113,704         112,692         101,547
Retained earnings                                                                   143,094         133,561         119,698
Other comprehensive loss :
    Unrealized loss on marketable securities (net of taxes)                            (536)           (641)         (1,073)
Treasury stock - 4,410, 3,700 and 3,572 shares at cost                              (54,631)        (33,690)        (30,233)
                                                                               ------------    ------------    ------------

                                                                                    201,633         211,924         189,941
                                                                               ------------    ------------    ------------

           Total Liabilities and Stockholders' Equity                          $    234,654    $    251,392    $    229,495
                                                                               ============    ============    ============

See accompanying notes to condensed consolidated
financial statements - unaudited                                              1

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

                                                                     Three Months Ended
                                                                          March 31,
                                                                ----------------------------
                                                                    2007            2006
                                                                ------------    ------------
Net sales:
    Wholesale                                                   $     82,299    $     82,982
    Retail                                                            24,355          25,333
                                                                ------------    ------------

                                                                     106,654         108,315
                                                                ------------    ------------
Cost of sales:
    Wholesale                                                         52,502          48,857
    Retail                                                            11,958          13,175
                                                                ------------    ------------

                                                                      64,460          62,032
                                                                ------------    ------------
Gross profit:
    Wholesale                                                         29,797          34,125
    Retail                                                            12,397          12,158
                                                                ------------    ------------

                                                                      42,194          46,283

Commission and licensing fee income - net                              5,446           3,762
Operating expenses                                                   (31,971)        (31,590)
                                                                ------------    ------------

Income from operations                                                15,669          18,455
Interest and other income, net                                           910             271
                                                                ------------    ------------

Income before provision for income taxes                              16,579          18,726
Provision for income taxes                                             7,046           7,866
                                                                ------------    ------------

Net income                                                      $      9,533    $     10,860
                                                                ============    ============

Basic income per share                                          $       0.45    $       0.52
                                                                ============    ============

Diluted income per share                                        $       0.43    $       0.50
                                                                ============    ============

Basic weighted average common shares outstanding                      20,960          20,875
Effect of dilutive securities - options/restricted stock               1,003           1,043
                                                                ------------    ------------

Diluted weighted average common shares outstanding                    21,963          21,918
                                                                ============    ============

See accompanying notes to condensed
consolidated financial statements - unaudited                                 2

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)
(in thousands)

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                     ----------------------------
                                                                                                        2007             2006
                                                                                                     ------------    ------------
Cash flows from operating activities:
    Net income                                                                                       $      9,533    $     10,860
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                                       1,922           1,507
        Loss on disposal of fixed assets                                                                      312             292
        Non-cash compensation                                                                               1,012              60
        Provision for doubtful accounts and chargebacks                                                    (2,254)          3,354
        Deferred rent expense                                                                                  97             124
        Realized loss on sale of marketable securities                                                        196             573
        Changes in:
           Accounts receivable                                                                                 42          (1,007)
           Due from factor                                                                                   (983)        (23,907)
           Inventories                                                                                      5,006          (2,284)
           Prepaid expenses, prepaid taxes, deposits and other assets                                      (4,082)            195
           Accounts payable and other accrued expenses                                                     (6,544)            279
                                                                                                     ------------    ------------

               Net cash provided by (used in) operating activities                                          4,257          (9,954)
                                                                                                     ------------    ------------

Cash flows from investing activities:
    Purchases of property and equipment                                                                    (2,138)         (1,508)
    Purchases of marketable securities                                                                     (7,671)            (73)
    Sale/redemption of marketable securities                                                               18,756          11,232
    Acquisition, net of cash acquired                                                                          --         (15,148)
                                                                                                     ------------    ------------

               Net cash provided by (used in) investing activities                                          8,947          (5,497)
                                                                                                     ------------    ------------

Cash flows from financing activities:
    Proceeds from exercise of stock options                                                                    --           1,537
    Common stock purchased for treasury                                                                   (20,941)         (4,807)
                                                                                                     ------------    ------------

               Net cash used in financing activities                                                      (20,941)         (3,270)
                                                                                                     ------------    ------------

Net decrease in cash and cash equivalents                                                                  (7,737)        (18,721)
Cash and cash equivalents - beginning of period                                                            19,204          42,842
                                                                                                     ------------    ------------

Cash and cash equivalents - end of period                                                            $     11,467    $     24,121
                                                                                                     ============    ============

See accompanying notes to condensed
consolidated financial statements - unaudited                                 3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2007
($ in thousands except per share data)

Note A - Basis of Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the "Company") and the results of its operations and cash flows for the periods presented. The results of its operations for the three-month period ended March 31, 2007 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2006 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 9, 2007.

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

The significant areas of management estimation include allowances for bad debts, returns and customer chargebacks. The Company provides reserves on trade accounts receivables for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance related deductions that relate to the current period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers inventory levels, sell through rates and gross margin levels, are analyzed by key account executives and the Vice President of Wholesale Sales to estimate the amount of the anticipated customer allowance.

Note C - Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note D - Marketable Securities

Marketable securities consist primarily of corporate and municipal bonds, U.S. treasury notes and government asset-backed securities with maturities greater than three months and up to five years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in shareholders' equity as accumulated other comprehensive income (loss). Amortization of premiums and discounts is included in interest income and is not material. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.

Note E - Inventories

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2007
($ in thousands except per share data)


Note F - Revenue Recognition

The Company recognizes revenue on wholesale sales when products are shipped pursuant to its standard terms which are freight on board (FOB) warehouse or when products are delivered to the consolidators as per the terms of the customers' purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company's revenue includes partial recovery of its design, product and development costs from its suppliers. Commission revenue and product and development cost recoveries are recognized as earned when title of the product transfers from the manufacturer to the customer and is reported on a net basis after deducting operating expenses.

The Company licenses its trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, watches, dresses and children's apparel. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. Licensing revenue is recognized on the basis of net sales reported by the licensees or minimum guaranteed royalties, if higher. In substantially all of the Company's license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.

Note G - Sales Deductions

The Company supports retailers' initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the Condensed Consolidated Statement of Operations as deductions to net sales. For the three-month periods ended March 31, 2007 and 2006, the total deduction to net sales for these expenses was $9,359 and $7,967, respectively.

Note H - Cost of Sales

All costs incurred to bring finished products to the Company's distribution center and, in the retail division, the costs to bring products to the Company's stores, are included in the cost of sales line on the Consolidated Statement of Operations. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs and freight to customers, if any, are included in the operating expenses line item of the Company's Condensed Consolidated Statement of Operations. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

Note I - Net Income Per Share of Common Stock

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Diluted income per share also reflects the unvested and unissued shares promised to employees which have a dilutive effect. For the purposes of calculating the diluted income per share for the three months ended March 31, 2007 and 2006, no stock options have been excluded because none of the shares were anti-dilutive.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2007
($ in thousands except per share data)


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

          Common Stock authorized                          1,200,000
          Stock based awards (restricted stock)
            granted net of expired or cancelled              596,000
                                                           ---------
          Common Stock available for grant of stock
            based awards as of March 31, 2007                604,000
                                                           =========

For the three months ended March 31, 2007, total equity-based compensation of $1,012 was related to the vesting of restricted stock as compared to total equity-based compensation of $60 that was related to stock options in the same period of last year. Equity-based compensation is included in operating expenses on the Company's Condensed Consolidated Statements of Operations. During the three-month periods ended March 31, 2007 and 2006, the Company did not realize any tax benefits from the exercise of stock options.

Stock Options

There were no options exercised during the three months ended March 31, 2007 and there were 127,500 options exercised with a total proceeds of $1,537 and total intrinsic value of $1,179 in the corresponding period of last year. No options vested during the three months ended March 31, 2007, as compared to 15,000 options with a weighted average exercise price of $11.84 that vested during the corresponding period last year. There were no unvested options as of March 31, 2007. As of March 31, 2006, there were 15,000 unvested options with a weighted average exercise price of $11.84, which vested during the quarter ended June 30, 2006.

The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected volatility is based on the historical volatility of the Company's stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of a special dividends paid in November of 2005 and 2006, the Company historically has not paid dividends and thus the expected dividend rate is assumed to be zero.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2007
($ in thousands except per share data)


Note J - Stock-Based Compensation (continued)

Activity relating to stock options granted under the Company's plans and outside the plans during the three months ended March 31, 2007 is as follows:

                                                                        Weighted
                                                         Weighted       Average
                                                         Average        Remaining       Aggregate
                                          Number         Exercise      Contractual      Intrinsic
                                        of Shares         Price           Term            Value
                                       ------------    ------------    ------------    ------------
Outstanding at January 1, 2007            1,396,000    $       8.75
Granted                                          --              --
Exercised                                        --              --
Cancelled/Forfeited                              --              --
                                       ------------    ------------

Outstanding at March 31, 2007             1,396,000    $       8.75             4.1    $     28,542
                                       ============    ============    ============    ============

Exercisable at March 31, 2007             1,396,000    $       8.75             4.1    $     28,542
                                       ============    ============    ============    ============

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2007:

                                                          Weighted Average Fair
                                                       ----------------------------
                                                           Number        Value at
                                                         of Shares      Grant Date
                                                       ------------    ------------
Non-vested at January 1, 2007                               421,000    $      32.51
Granted                                                     178,000           29.65
Vested                                                      (40,000)          33.83
Forfeited                                                    (3,000)          34.05
                                                       ------------
Non-vested at March 31, 2007                                556,000    $      31.49
                                                       ============

As of March 31, 2007, there was $14,851 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted-average of 3.9 years. During the year ended December 31, 2006, 165,000 restricted stock awards were granted to the Company's Creative and Design Chief. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. During the three-month periods ended March 31, 2007 and 2006, the Company did not realize any tax benefits from the vesting of restricted stock.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2007
($ in thousands except per share data)


Note K - Acquisition

On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, "Daniel M. Friedman"). Founded in 1995, Daniel M. Friedman designs, sources, and markets name brand fashion handbags and accessories. The acquisition was completed for consideration of $18,710, including transaction costs. In addition, the purchase agreement included certain earn-out provisions based on financial performance through 2010. On April 10, 2007, an amendment to the agreement shortened the earn-out period through December 31, 2008 and accordingly, advanced the earn out payments.

The Daniel M. Friedman acquisition was accounted for using the purchase method of accounting as required by SFAS Statement No. 141, "Business Combinations." Accordingly, the assets and liabilities of Daniel M. Friedman were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, as well as third- party independent valuations. The total preliminary purchase price has been allocated as follows:


          Current assets                         $      9,772
          Property, plant and equipment                   289
          Deposits                                         62
          Intangible assets                             8,400
          Goodwill                                      4,918
          Liabilities assumed                          (4,731)
                                                 ------------

          Net assets acquired                    $     18,710
                                                 ============


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

The results of operations of Daniel M. Friedman have been included in the Company's Unaudited Condensed Consolidated Statements of Operations from the date of the acquisition. The following pro forma information presents the results of the Company's operations as though the Daniel M. Friedman acquisition had been completed as of the first day of the quarter ended March 31, 2006:


          Net sales                              $    112,347
          Operating income                       $     19,150
          Net income                             $     11,241
          Basic earnings per share               $       0.54
          Diluted earnings per share             $       0.51

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2007
($ in thousands except per share data)


Note L - Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment for the three months ended March 31, 2007:

                                   Steven by        Daniel M.
                                  Steve Madden      Friedman         Total
                                  ------------    ------------     ------------
Balance at January 1, 2007        $      1,547    $      4,918     $      6,465
Adjustments to goodwill                      0               0                0
                                  ------------    ------------     ------------
Balance at March 31, 2007         $      1,547    $      4,918     $      6,465
                                  ------------    ------------     ------------

The following table details intangible assets acquired on February 7, 2006 in the Daniel M. Friedman transaction as of March 31, 2007:

                                                   Accumulated      Net carrying
                                    Cost basis    Amortization        amount
                                  ------------    ------------     ------------
Trade name                        $        200    $         40     $        160
Customer relationships                   2,600             306            2,294
License agreements                       5,600           1,253            4,347
                                  ------------    ------------     ------------

                                  $      8,400    $      1,599     $      6,801
                                  ------------    ------------     ------------

The estimated future amortization expense of purchased intangibles as of March 31, 2007 is as follows:


         2007 (remaining nine months)             $      1,028
         2008                                            1,370
         2009                                            1,267
         2010                                            1,267
         2011                                              820
         Thereafter                                      1,049
                                                  ------------
                                                  $      6,801
                                                  ============


Note M - Comprehensive Income

Comprehensive income for the three-month periods ended March 31, 2007 and 2006, after considering other comprehensive income including unrealized gain on marketable securities of $105 and $226, was $9,638 and $11,086, respectively.

Note N - Recently Issued Accounting Standards

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty In Income Taxes" ("FIN 48"), which addresses the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken on the Company's tax return. Pursuant to FIN 48, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as income tax expense on the Condensed Consolidated Statements of Operations. The Company determines the amount of interest expense to be recognized by applying the applicable statutory rate of interest to the difference

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2007
($ in thousands except per share data)


Note N - Recently Issued Accounting Standards (continued)

between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken on a tax return. As required by FIN 48, the Company applied the "more-likely-than-not" recognition threshold to all tax positions at the adoption date, which resulted in no required adjustment to the opening balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Company's results of operations and earnings per share. The Company's tax years 2002 through 2006 remain open to examination for most taxing authorities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on its results of operations or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on its results of operations or financial condition.


NOTE O - COMMITMENTS, CONTINGENCIES AND OTHER

Legal proceedings:

         (a) On August 10, 2005, the U.S. Customs Department ("Customs") issued a report that asserts that certain commissions which the Company treated as buying agents' commissions (which are non-dutiable) should be treated as "selling agents' commissions" and hence are dutiable. In the report, Customs estimates that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051. Based on discussions with legal counsel, the Company believes that the maximum liability in this case is not likely to exceed $1,500. Accordingly, the Company recorded a reserve of $1,500 during the year ended December 31, 2006. Such reserve is subject to change to reflect the status of this matter.

         (b) The Company has been named as a defendant in certain other lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the Company's financial position or results of operations. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2007
($ in thousands except per share data)


Note P - Operating Segment Information

The Company's reportable segments are primarily based on methods used to distribute its products. The Wholesale segment, through sales to department and specialty stores, and the Retail segment, through the operation of retail stores and the website, derive revenue from sales of branded women's, men's, girl's and children's footwear and accessories. In addition, the Wholesale segment has a licensing program that extends the Steve Madden and Stevies brands to accessories and ready-to-wear apparel. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent of footwear products to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of private label shoes.

                                     -----------Wholesale segments----------

                                                                              Total
                                       women's       men's    accessories    Wholesale    Retail      First Cost    Consolidated
                                     ----------   ----------  -----------   ----------   ----------   -----------   ------------
Quarter ended,
March 31, 2007:
   Net sales to external customers   $   57,526   $    9,857   $   14,916   $   82,299   $   24,355                 $    106,654
   Gross profit                          22,001        3,696        4,100       29,797       12,397                       42,194
   Commissions and
      licensing fees - net                1,099           --           --        1,099                 $    4,347          5,446
   Income (loss) from operations         11,409          715        1,144       13,268       (1,946)        4,347         15,669
   Segment assets                    $  127,480   $   20,152   $   21,052   $  168,684   $   44,820    $   21,150   $    234,654
   Capital expenditures                                                     $    1,016   $    1,122    $       --   $      2,138

March 31, 2006:
   Net sales to external
      customers                      $   60,212   $   14,475   $    8,295   $   82,982   $   25,333                 $    108,315
   Gross profit                          24,990        6,030        3,105       34,125       12,158                       46,283
   Commissions and
      licensing fees - net                  805           --           --          805           --    $    2,957          3,762
   Income (loss) from operations         12,408        2,507        1,714       16,629       (1,131)        2,957         18,455
   Segment assets                    $  128,767   $   20,777   $   20,934   $  170,478   $   41,736    $   17,281   $    229,495
   Capital expenditures                                                     $      493   $    1,010    $        5   $      1,508

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

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain forward-looking statements. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the SEC .


Overview:
---------
(in thousands, except retail sales data per square foot, and earnings per share)

Consolidated net sales for the quarter ended March 31, 2007 were $106,654 as compared to $108,315 in the first quarter of the prior year. Continuing businesses were virtually unchanged from a year ago, with the absence of sales from discontinued brands Rule and l.e.i. only partially offset by the increase from recording a full quarter of results for Daniel M. Friedman, acquired on February 7 last year. Gross margin declined to 39.6% this year from 42.7% last year, as a decline in the Wholesale Division was only partially offset by an increase in the Retail Division. Operating expenses as a percentage of sales increased 0.7% in the first quarter of this year to 29.9% from 29.2% in the first quarter last year. Net income for the first quarter of this year was $9,533, compared with $10,860 in the same period last year. Diluted EPS for the first quarter was $0.43 per share on 21,963 diluted weighted average shares outstanding compared to $0.50 per share on 21,918 diluted weighted average shares outstanding in the first quarter of last year. Wholesale sales were $82,299 in first quarter this year compared to $82,982 in the same period last year. Last year's first quarter sales included $7,700 in net sales from Rule and l.e.i., two brands that we did not go forward with in 2007. Overall wholesale gross margin decreased to 36.2% in the first quarter of 2007 from 41.1% in the first quarter of 2006, due primarily to margin pressure from the poor performance of boots in Steve Madden Women's, sport fusion products in Steve Madden Men's and Betsey Johnson handbags in the Daniel M. Friedman division.

In our retail division, sales for the first quarter of this year were $24,355 compared to $25,333 in the same period last year. Same store sales (sales in stores that were in operation throughout the first quarter of 2007 and 2006) decreased 1.7% in the first quarter of 2007, due primarily to a decline in the boot category. Gross margin in the retail division improved to 50.9% in the first quarter of this year from 48.0% in the same period last year, primarily due to freight savings and fewer store-to-store transfers. As of the end of the quarter, we had 96 stores in operation, and stores open for the full twelve months ended March 31 generated $723 in sales per square foot.

As of March 31, 2007, the Company's total inventory was reduced to $28,654 from $36,579 last year and the inventory turn (calculated on a trailing twelve month average) decreased to 7.9 times compared to 8.1 times last year. The Company's accounts receivable average collection days decreased to 53 days in the first quarter of 2007 compared to 56 days in the comparable period of 2006. As of March 31, 2007, the Company had $90,049 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders equity of $201,633. Working capital increased to $143,410 as of March 31, 2007, compared to $110,840 on March 31, 2006.

The Company maintained a very strong financial position and effectively managed its balance sheet. During the first quarter, management also demonstrated its commitment to enhancing shareholder value as well as its confidence in the Company's future by repurchasing 710 shares of the Company's common stock for an aggregate of $20,941.


The following tables set forth information on operations for the periods indicated:

                         Selected Financial Information
                               Three Months Ended
                                    March 31
                                ($ in thousands)

                                                     2007                      2006
                                           ----------------------     ----------------------
CONSOLIDATED:
------------

Net sales                                  $ 106,654          100%    $ 108,315          100%
Cost of sales                                 64,460           60        62,032           57
Gross profit                                  42,194           40        46,283           43
Other operating income - net of expenses       5,446            5         3,762            3
Operating expenses                            31,971           30        31,590           29
Income from operations                        15,669           15        18,455           17
Interest and other income, net                   910            1           271            0
Income before income taxes                    16,579           16        18,726           17
Net income                                     9,533            9        10,860           10

By Segment:

WHOLESALE DIVISION:
------------------

Net sales                                  $  82,299          100%    $  82,982          100%
Cost of sales                                 52,502           64        48,857           59
Gross profit                                  29,797           36        34,125           41
Other operating income                         1,099            1           805            1
Income from operations                        13,268           16        16,629           20

RETAIL DIVISION:
---------------

Net sales                                  $  24,355          100%    $  25,333          100%
Cost of sales                                 11,958           49        13,175           52
Gross profit                                  12,397           51        12,158           48
Loss from operations                          (1,946)          (8)       (1,131)          (4)
Number of stores                                  96                         99

FIRST COST DIVISION:
-------------------

Other commission income- net of expenses   $   4,347          100%    $   2,957          100%


RESULTS OF OPERATIONS
 ($ in thousands)

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006


Consolidated:
------------

Total net sales for the three-month period ended March 31, 2007 decreased by 1.5% to $106,654 from $108,315 for the comparable period of 2006. Net sales in the Retail Division decreased by 3.9% while net sales in the Wholesale Division decreased by 0.8%. Overall gross profit margin decreased to 39.6% in the first quarter of 2007 from 42.7% in the first quarter of 2006. A decrease in the Wholesale gross profit margin to 36.2% in the first quarter of this year compared to 41.1% in the same period last year was partially offset by an increase in the Retail gross profit margin to 50.9% in the first quarter of this year from 48% in the same period last year. Operating expenses as a percentage of sales increased 0.8% in the first quarter this year to 30% from 29.2% in the same period last year. The increase in operating expenses is primarily due to the expensing of non-cash stock-based compensation.

Commission and licensing fee income was $5,446 in the first quarter of 2007 compared to $3,762 in the first quarter of 2006. Income from operations was $15,669 in the first quarter of this year compared to $18,455 in the same period last year. Net income decreased to $9,533 in the first quarter of this year compared to $10,860 in the same period last year. The decrease in income was primarily due to the lower gross profit margins from the Wholesale division.


Wholesale Division:
------------------

Net sales from the Wholesale Division accounted for $82,299 or 77%, and $82,982 or 77% of total Company net sales for the first quarters of 2007 and 2006, respectively. Gross profit margin decreased to 36.2% in the first quarter of this year from 41.1% in the same period last year, due primarily to margin pressure from the poor performance of boots in Steve Madden Women's, sport fusion product in Steve Madden Men's and Betsey Johnson handbags in the Daniel
M. Friedman division. Income from operations for the Wholesale Division decreased to $13,268 for the three-month period ended March 31, 2007 compared to $16,629 for the three-month period ended March 31, 2006.


Retail Division:
---------------

In the first quarter of 2007 net sales from the Retail Division accounted for $24,355 or 23% of total Company net sales compared to $25,333 or 23% in the same period last year. The Company opened three new stores and closed six under-performing stores during the twelve months ended March 31, 2007. As a result, the Company had 96 retail stores as of March 31, 2007 compared to 99 stores as of March 31, 2006. The 96 stores currently in operation include 93 under the Steve Madden brand, two under the Steven brand and one internet store. Comparable store sales (sales of those stores, including the internet store, that were open throughout the first quarters of 2007 and 2006) decreased 1.7% in the first quarter of this year due to a decline in the boot category. Gross margin in the Retail Division improved to 50.9% in the first quarter of this year from 48.0% in the first quarter of last year, primarily due to freight savings and fewer store-to-store transfers. Loss from operations for the Retail Division was $1,946 compared to $1,131 for the same period in 2006.


First Cost Division:
-------------------

The First Cost Division generated net commission income and design fees of $4,347 for the three-month period ended March 31, 2007, compared to $2,957 for the comparable period of 2006. The increase was the result of the growth in the Company's private label business.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

The Company had working capital of $143,410 at March 31, 2007 compared to $151,711 at December 31, 2006. The decrease was primarily due to the repurchase of 710,187 shares of the Company's common stock at a total cost of $20,941.

The Company has a factoring agreement with GMAC, under which the Company is eligible to borrow against its invoiced receivables at an interest rate of two and one-half percent (2.5%) over the 30 day London Inter-Bank Offered Rate ("LIBOR"). The agreement, which has no specific expiration date and can be terminated by either party with 60 days written notice after June 30, 2007, provides the Company with a $25 million credit facility with a $15 million sub-limit on direct borrowings. GMAC maintains a lien on all of the Company's receivables and assumes the credit risk for all assigned accounts approved by them. On April 30, 2007, an amendment to the agreement increased the borrowing rate to 85% from 80% of its factored invoiced receivables and increased the credit facility to $50 million with a $25 million sub-limit on the aggregate face amount of Letters of Credit with some other stipulations. The amendment reduced the interest rate to the lower of the prime rate less 0.875% or LIBOR plus 1.375%. The amended agreement can be terminated by either party with 60 days written notice after June 30, 2009.

The Daniel M. Friedman Division has a factoring agreement with Wells Fargo Century. Under the terms of the agreement, the Company is eligible to borrow 85% of its invoiced receivables at an interest rate equal to the prime rate. The agreement will expire on June 30, 2007 at which time Daniel M. Friedman will be consolidated into the GMAC agreement.

As of March 31, 2007, the Company held marketable securities valued at $78,582, consisting primarily of corporate and municipal bonds, U.S. Treasury notes, government asset-backed securities, certificates of deposits and equities.

Management believes that based upon its current financial position and available cash and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

Net cash provided by operating activities for the quarter was $4,257. Sources of cash were provided primarily by the net income of $9,533 and decrease in inventories of $5,006. The primary uses of cash were decreases in accounts payable and other accrued expenses of $6,544, an increase in prepaid expenses, prepaid taxes, deposits and other assets of $4,082 and an increase in factored receivables of $983.

CONTRACTUAL OBLIGATIONS
($ in thousands)

The Company's contractual obligations as of March 31, 2007 were as follows:

                                                               Payment due by period

                                                   Remainder of                                2012 and
Contractual Obligations                   Total         2007       2008-2009     2010-2011      after
-----------------------               -----------   -----------   -----------   -----------   -----------
Operating lease obligations           $   109,303   $    11,097   $    28,768   $    26,220   $    43,218

Purchase obligations                       76,665        76,665

Other long-term liabilities (future
      minimum royalty payments)             1,420           660           540           220
                                      -----------   -----------   -----------   -----------   -----------
Total                                 $   187,388   $    88,422   $    29,308   $    26,440   $    43,218
                                      ===========   ===========   ===========   ===========   ===========

At March 31, 2007, the Company had un-negotiated open letters of credit for the purchase of inventory of approximately $3,062.

The Company has an employment agreement with Steven Madden, its Creative and Design Chief, which provides for an annual base salary of $600 subject to certain specified adjustments through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA, revenue of any new business, and royalty income over $2 million, plus an equity grant and a non-accountable expense allowance.

On February 7, 2006, the Company acquired all of the equity interest of Daniel
M. Friedman. The acquisition was completed for consideration of $18,710, including transaction costs. In addition, the purchase agreement includes certain earn-out provisions based on financial performance through 2008.

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $2,015 in 2007, $1,803 in 2008 and $1,080 in 2009. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits. The Chief Operating Officer of the Company is entitled to deferred compensation calculated as a percentage of his base salary.

Ninety-nine percent (99%) of the Company's products are produced at overseas locations, the majority of which are located in China, with a small percentage located in Brazil, Italy and Spain. The Company has not entered into any long-term manufacturing or supply contracts with any of these foreign companies. The Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products. The Company currently makes approximately 99% of its purchases in U.S. dollars.


INVESTING ACTIVITIES
($ in thousands)

During the three-month period ended March 31, 2007, the Company invested $7,671 in marketable securities and received $18,756 from the maturities and sales of securities. Additionally, the Company made capital expenditures of $2,138, principally for remodeling of three existing stores, additional office space and upgrades to its computer systems.


FINANCING ACTIVITIES
($ in thousands)

During the three-month period ended March 31, 2007, the Company repurchased 710,187 shares of the Company's common stock at an average price of $29.49 for a total cost of $20,941.


INFLATION

The Company does not believe that the relatively low rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on sales, expenses or profitability.


CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and the Company may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of the Company's condensed consolidated financial statements: allowance for bad debts, returns, and customer chargebacks; inventory reserves; valuation of intangible assets; litigation reserves and cost of sales.

Allowances for bad debts, returns and customer chargebacks. The Company provides reserves against its trade accounts receivables for future customer chargebacks, co-op advertising allowances, discounts, returns and other miscellaneous deductions that relate to the current period. The reserve against the Company's non-factored trade receivables also includes estimated losses that may result from customers' inability to pay. The amount of the reserve for bad debts, returns, discounts and compliance chargebacks are determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. The Company evaluates anticipated customer markdowns and advertising chargebacks by reviewing several performance indicators for its major customers. These performance indicators (which include inventory levels at the retail floors, sell through rates and gross margin levels) are analyzed by key account executives and the Vice President of Wholesale Sales to estimate the amount of the anticipated customer allowance. Failure to correctly estimate the amount of the reserve could materially impact the Company's results of operations and financial position.

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

Valuation of intangible assets. SFAS No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company on January 1, 2002, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets." In accordance with SFAS No. 144, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in thousands)

The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates primarily based on LIBOR. An analysis of the Company's credit agreements with GMAC and Wells Fargo Century can be found in Liquidity and Capital Resources section under Item 2 of this document.

As of March 31, 2007, the Company held marketable securities valued at $78,582, which consist primarily of corporate and municipal bonds, U.S. treasury notes, certificates of deposit and government asset-backed securities that have various maturities through December 2009, as well as marketable equity securities. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. The Company currently has the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce the Company's interest income.


ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were, as of the end of the fiscal quarter covered by this quarterly report, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings in which the Company is involved are discussed in Note L and Part I, Item 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The following discussion is limited to recent developments concerning certain of the Company's legal proceedings and should be read in conjunction with the Company's earlier SEC Reports. Unless otherwise indicated, all proceedings discussed in those earlier reports remain outstanding.

On August 10, 2005, the U.S. Customs Department ("Customs") issued a report that asserts that certain commissions which the Company treated as buying agents' commissions (which are non-dutiable) should be treated as "selling agents' commissions" and hence are dutiable. In the report, Customs estimates that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051,000. Based on discussions with legal counsel, the Company believes that the maximum liability in this case is not likely to exceed $1,500,000. Accordingly, the Company recorded a reserve of $1,500,000 during the year ended December 31, 2006. Such reserve is subject to change to reflect the status of this matter.

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


ITEM 1A. RISK FACTORS

The risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table provides information as of March 31, 2007 with respect to the shares of common stock repurchased by the Company during the first quarter of 2007:

   --------------------- ------------------- -------------------- -------------------------------- --------------------------
                                                                  Total Number of Shares           Maximum Dollar Amount of
   Period                Total Number of     Average Price Paid   Purchased as Part of             Shares that May Yet Be
                         Shares Purchased    per Share            Publicly Announced Plans         Purchased Under the Plans
                                                                  or Programs (1)                  or Programs (1)
   --------------------- ------------------- -------------------- -------------------------------- --------------------------
   1/1/07 - 1/31/07                   0                   $0                            0                $33,689,736
   --------------------- ------------------- -------------------- -------------------------------- --------------------------

   2/01/07 - 2/28/07                  0                   $0                            0                $63,689,736
   --------------------- ------------------- -------------------- -------------------------------- --------------------------

   3/1/07 - 3/31/07             710,187               $29.49                      710,187                $42,748,959
   --------------------- ------------------- -------------------- -------------------------------- --------------------------

   Total                        710,187               $29.49                      710,187                $42,748,959
   --------------------- ------------------- -------------------- -------------------------------- --------------------------

(1) On February 27, 2007, the Board of Directors authorized the Company to repurchase up to $30 million of the Company's common stock in addition to the amount previously authorized.

ITEM 6.  EXHIBITS


10.1 Employment Agreement with Robert Schmertz dated March 9, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.2 Amendment to the Earn-Out Agreement, dated as of April 10, 2007, by and among the Company, Daniel M. Friedman, Daniel M. Friedman & Associates, Inc. and DMF International, Ltd. (incorporated by reference to Exhibit
         10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 16, 2007).

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


DATE:  May 9, 2007


                                       STEVEN MADDEN, LTD.

                                       /s/ JAMIESON A. KARSON
                                       -----------------------------------------
                                       Jamieson A. Karson
                                       Chairman and Chief Executive Officer


                                       /s/ ARVIND DHARIA
                                       -----------------------------------------
                                       Arvind Dharia
                                       Chief Financial Officer

Exhibit No       Description
----------       -----------

   10.1 Employment Agreement with Robert Schmertz dated March 9, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 13,
                 2007).

   10.2 Amendment to the Earn-Out Agreement, dated as of April 10, 2007, by and among the Company, Daniel M. Friedman, Daniel M. Friedman & Associates, Inc. and DMF International, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 16,
                 2007).

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