Form 10-Q
period 2007-06-30
STEVEN MADDEN, LTD.
filed 2007-08-09
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007, the latest practicable date, there were 21,322,038 shares of common stock, $.0001 par value, outstanding.

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                  JUNE 30, 2007

                                TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION

ITEM 1.     Condensed Consolidated Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets............................  1

            Condensed Consolidated Statements of Operations..................  2

            Condensed Consolidated Statements of Cash Flows..................  3

            Notes to Unaudited Condensed Consolidated Financial Statements...  4

ITEM 2.     Management's Discussion and Analysis
             of Financial Condition and Results of Operations................ 13

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk....... 21

ITEM 4.     Controls and Procedures.......................................... 21

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings................................................ 21

ITEM 1A.    Risk Factors..................................................... 22

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds...... 22

ITEM 4.     Submission of Matters to a Vote of Security Holders.............. 22

ITEM 6.     Exhibits......................................................... 23

            Signatures....................................................... 24

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                            JUNE 30,     DECEMBER 31,      JUNE 30,
                                                                             2007            2006            2006
                                                                         -------------   -------------   -------------
                                                                          (unaudited)                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                             $      23,933   $      19,204   $      34,463
   Accounts receivable, net of allowances of $1,956, $1,009 and $2,430           7,506           7,317           7,171
   Due from factor, net of allowances of $10,504, $11,499 and $10,731           44,295          40,208          50,997
   Note receivable - related party                                               3,000               -               -
   Inventories                                                                  35,153          33,660          43,075
   Marketable securities - available for sale                                   54,873          72,542          32,538
   Prepaid expenses and other current assets                                     7,812           5,929           5,598
   Prepaid taxes                                                                11,411           1,084           3,565
   Deferred taxes                                                                7,892           8,099           5,550
                                                                         -------------   -------------   -------------
        Total current assets                                                   195,875         188,043         182,957

Property and equipment, net                                                     23,946          22,842          20,690
Deferred taxes                                                                   6,723           6,794           5,526
Deposits and other                                                               2,995           2,965           1,686
Marketable securities - available for sale                                      15,100          17,139          23,628
Goodwill - net                                                                  10,902           6,465           7,007
Intangibles - net                                                               11,129           7,144           7,829
                                                                         -------------   -------------   -------------
        Total Assets                                                     $     266,670   $     251,392   $     249,323
                                                                         =============   =============   =============
LIABILITIES
Current liabilities:
   Accounts payable                                                      $      19,353   $      12,784   $      24,334
   Accrued expenses                                                             17,171          23,548          20,737
                                                                         -------------   -------------   -------------
        Total current liabilities                                               36,524          36,332          45,071

Deferred rent                                                                    3,307           3,136           3,438
                                                                         -------------   -------------   -------------
                                                                                39,831          39,468          48,509
                                                                         -------------   -------------   -------------

Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized;
   none issued; Series A Junior Participating preferred stock -
   $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 90,000 shares authorized, 25,700,
   24,806 and 24,410 shares issued, 21,290,  21,106 and
   20,710 outstanding                                                                3               2               2
Additional paid-in capital                                                     128,112         112,692         103,281
Retained earnings                                                              153,612         133,561         132,394
Other comprehensive gain:
   Unrealized gain (loss) on marketable securities                                (257)           (641)         (1,173)
Treasury stock - 4,410,  3,700 and 3,700 shares at cost                        (54,631)        (33,690)        (33,690)
                                                                         -------------   -------------   -------------
                                                                               226,839         211,924         200,814
                                                                         -------------   -------------   -------------
        Total Liabilities and Stockholders' Equity                       $     266,670   $     251,392   $     249,323
                                                                         =============   =============   =============

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                            JUNE 30,                  JUNE 30,
                                                                    -----------------------   -----------------------
                                                                       2007         2006         2007         2006
                                                                    ----------   ----------   ----------   ----------
Net sales:
   Wholesale                                                        $   78,616   $   96,194   $  160,915   $  179,176
   Retail                                                               29,640       33,306       53,995       58,639
                                                                    ----------   ----------   ----------   ----------
                                                                       108,256      129,500      214,910      237,815
                                                                    ----------   ----------   ----------   ----------
Cost of sales:
   Wholesale                                                            51,696       59,637      104,198      108,494
   Retail                                                               11,140       15,308       23,098       28,483
                                                                    ----------   ----------   ----------   ----------
                                                                        62,836       74,945      127,296      136,977
                                                                    ----------   ----------   ----------   ----------
Gross profit:
   Wholesale                                                            26,920       36,557       56,717       70,682
   Retail                                                               18,500       17,998       30,897       30,156
                                                                    ----------   ----------   ----------   ----------
                                                                        45,420       54,555       87,614      100,838

Commission and licensing fee income - net                                5,669        2,825       11,115        6,587
Operating expenses                                                     (33,599)     (36,065)     (65,570)     (67,655)
                                                                    ----------   ----------   ----------   ----------
Income from operations                                                  17,490       21,315       33,159       39,770
Interest and other income, net                                             803          642        1,713          913
                                                                    ----------   ----------   ----------   ----------
Income before provision for income taxes                                18,293       21,957       34,872       40,683
Provision for income taxes                                               7,775        9,261       14,821       17,127
                                                                    ----------   ----------   ----------   ----------
Net income                                                          $   10,518   $   12,696   $   20,051   $   23,556
                                                                    ==========   ==========   ==========   ==========
Basic income per share                                              $     0.51   $     0.61   $     0.96   $     1.13
                                                                    ==========   ==========   ==========   ==========
Diluted income per share                                            $     0.49   $     0.58   $     0.92   $     1.07
                                                                    ==========   ==========   ==========   ==========
Basic weighted average common shares outstanding                        20,659       20,794       20,809       20,835
Effect of dilutive securities - options/warrants/restricted stock          967        1,236          984        1,139
                                                                    ----------   ----------   ----------   ----------
Diluted weighted average common shares outstanding                      21,626       22,030       21,793       21,974
                                                                    ==========   ==========   ==========   ==========

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                         -----------------------
                                                                            2007         2006
                                                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   20,051   $   23,556
   Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization                                           3,886        3,182
      Loss on disposal of fixed assets                                          474        1,743
      Non-cash compensation                                                   2,289          708
      Provision for bad debts                                                   (89)       4,761
      Deferred rent expense                                                     171          171
      Realized loss on marketable securities                                    363          628
      Changes in:
        Accounts receivable                                                    (345)      (3,971)
        Due from factor                                                      (3,842)     (20,796)
        Note receivable - related party                                      (3,000)         -
        Inventories                                                          (1,493)      (8,780)
        Prepaid expenses, prepaid taxes, deposits and other assets          (11,836)      (2,915)
        Accounts payable and other accrued expenses                            (565)       9,187
                                                                         ----------   ----------
           Net cash provided by operating activities                          6,064        7,474
                                                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                        (4,550)      (4,448)
   Purchase of marketable securities                                        (17,807)      (2,858)
   Sale/redemption of marketable securities                                  37,814       12,530
   Acquisitions, net of cash acquired                                        (8,982)     (15,436)
                                                                         ----------   ----------
           Net cash provided by (used in) investing activities                6,475      (10,212)
                                                                         ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from options exercised                                            5,044        1,882
   Tax benefit from exercise of options                                       8,087          741
   Common stock purchased for treasury                                      (20,941)      (8,264)
                                                                         ----------   ----------
           Net cash used in financing activities                             (7,810)      (5,641)
                                                                         ----------   ----------
Net increase (decrease) in cash and cash equivalents                          4,729       (8,379)
Cash and cash equivalents - beginning of period                              19,204       42,842
                                                                         ----------   ----------
Cash and cash equivalents - end of period                                $   23,933   $   34,463
                                                                         ==========   ==========

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
JUNE 30, 2007
($ in thousands except share and per share data)

NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and its subsidiaries (the "Company") and the results of its operations and cash flows for the periods presented. The results of its operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2006 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 9, 2007.

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

The significant areas involving management estimates include allowances for bad debts, returns and customer chargebacks. The Company provides reserves on trade accounts receivables for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance related deductions that relate to the current period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers' inventory levels, sell through rates and gross margin levels, are analyzed by key account executives and the Vice President of Wholesale Sales to estimate the amount of the anticipated customer allowance.

NOTE C - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE D - NOTE RECEIVABLE - RELATED PARTY

On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal shareholder of the Company, in the amount of $3,000, in order for Mr. Madden to exercise options and hold the underlying Company stock. Mr. Madden executed a secured promissory note in favor of the Company that bears interest at an annual rate of 8% and is due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. Pursuant to a pledge agreement between the company and Mr. Madden, the note is secured by 510,000 shares of the Company's common stock.

NOTE E - MARKETABLE SECURITIES

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
JUNE 30, 2007
($ in thousands except share and per share data)

NOTE F - INVENTORIES

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.

NOTE G - REVENUE RECOGNITION

The Company recognizes revenue on wholesale sales when products are shipped pursuant to its standard terms which are freight on board (FOB) warehouse or when products are delivered to the consolidators as per the terms of the customers' purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company's revenue includes partial recovery of its design, product and development costs for the services provided to certain suppliers in connection with the Company's private label business. Commission revenue and product and development cost recoveries are recognized as earned when title of the product transfers from the manufacturer to the customer and is reported on a net basis after deducting operating expenses.

The Company licenses its trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear,  outerwear,  watches,  dresses  and  children's  apparel.  The  license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company's international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission on the purchases of the Company's products. Licensing revenue is recognized on the basis of net sales reported by the licensees and/or international distributors minimum guaranteed royalties, if higher. In substantially all of the Company's license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.

NOTE H - TAXES COLLECTED FROM CUSTOMERS

In June of 2006, the FASB issued Emerging Issues Task Force 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-03"). The consensus reached in EITF 06-03 allows companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or net basis (excluded from revenues). Taxes within the scope of EITF 06-03 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. The Company has consistently recorded all taxes within the scope of EITF 06-03 on a net basis.

NOTE I - SALES DEDUCTIONS

The Company supports retailers' initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the Condensed Consolidated Statement of Operations as deductions to sales. For the three- and six-month periods ended June 30, 2007, the total deduction to sales for these expenses was $10,322 and $19,681, respectively, as compared to $7,338 and $15,304 for the comparable periods in 2006.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
JUNE 30, 2007
($ in thousands except share and per share data)

NOTE J - COST OF SALES

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

NOTE K - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Diluted income per share also reflects the unvested and unissued shares granted to employees that have a dilutive effect. In addition, diluted earnings per share includes amount of unrecognized share based compensation costs attributed to future services and amount of tax benefits if any that would be credited to APIC assuming exercise of options. For both the three- and six-month periods ended June 30, 2007, 300,000 stock options have been excluded from the calculation because inclusion of such shares would be anti-dilutive. No stock options have been excluded from the calculation for the three and six months ended June 30, 2006.

NOTE L - STOCK-BASED COMPENSATION

In March 2006, the Board of Directors approved the Steven Madden, Ltd. Stock Incentive Plan (the "Plan") under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The shareholders approved the Plan on May 26, 2006. The number of shares that may be issued or used under the Plan cannot exceed 1,200,000 shares. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares to be issued under the Plan to 1,550,000. The following table summarizes the number of Common Stock shares authorized for use in the Plan, the amount of stock based awards issued (net of expired or cancelled) and the amount of Common Stock available for the grant of stock based awards under the Plan:

     Common Stock authorized                            1,550,000
     Stock based awards granted net of expired or
      cancelled                                           782,462
                                                        ---------
     Common Stock available for grant of stock based
      awards as of June 30, 2007                          767,538
                                                        =========

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
JUNE 30, 2007
($ in thousands except share and per share data)

NOTE L - STOCK-BASED COMPENSATION (CONTINUED)

Total equity-based compensation for the three and six months ended June 30 is as follows:

                          THREE MONTHS ENDED         SIX MONTHS ENDED
                               JUNE 30,                  JUNE 30,
                        -----------------------   -----------------------
                           2007         2006         2007         2006
                        ----------   ----------   ----------   ----------
     Stock options      $       63   $       60   $       63   $      120
     Restricted stock        1,214          588        2,226          588
                        ----------   ----------   ----------   ----------
          Total         $    1,277   $      648   $    2,289   $      708
                        ==========   ==========   ==========   ==========

Equity-based compensation is included in operating expenses on the Company's Condensed Consolidated Statements of Operations. The Company realized a tax benefit form the exercise of stock options of $8,087 and $741 during the six months ended June 30, 2007 and 2006, respectively.

Stock Options

During both the three- and six-month periods ended June 30, 2007, there were 795,200 options exercised with a total intrinsic value of $19,906 compared to 27,500 and 155,000 options exercised with a total intrinsic value of $585 and $1,764 for the corresponding periods of last year. No options vested during the three and six months ended June 30, 2007, as compared to 15,000 and 30,000 options, all of which had a weighted average exercise price of $11.84, that vested during the comparable periods of last year. As of June 30, 2007, there were 300,000 unvested options with a weighted average exercise price of $47.50 and an average vesting period of 1.5 years. There were no unvested options as of June 30, 2006.

The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company's stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of a special dividends paid in November of 2005 and 2006, the Company historically has not paid dividends and thus the expected dividend rate is assumed to be zero. The weighted average fair value of options granted during the six months ended June 30, 2007 was approximately $5.01 using the Black-Scholes option-pricing model assuming a volatility of 37%, a risk free interest rate of 4.73%, an expected life of 3.13 years and no dividend yield.

Activity relating to stock options granted under the Company's plans and outside the plans during the six months ended June 30, 2007 is as follows:

                                                                      WEIGHTED
                                                       WEIGHTED       AVERAGE
                                                       AVERAGE       REMAINING      AGGREGATE
                                       NUMBER OF       EXERCISE     CONTRACTUAL     INTRINSIC
                                         SHARES         PRICE           TERM          VALUE
                                      ------------   ------------   ------------   ------------
     Outstanding at January 1, 2007
     Granted                             1,396,000   $       8.75
     Exercised                             300,000          47.50
     Cancelled/Forfeited                  (795,000)          6.34
                                      ------------   ------------
     Outstanding at June 30, 2007          901,000   $      23.79            7.5   $      8,084
                                      ============   ============   ============   ============
     Exercisable at June 30, 2007          601,000   $      11.94            6.3   $     12,506
                                      ============   ============   ============   ============

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
JUNE 30, 2007
($ in thousands except share and per share data)

NOTE L - STOCK-BASED COMPENSATION (CONTINUED)

Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2007:

                                                       Weighted
                                                     Average Fair
                                       Number of       Value at
                                         Shares       Grant Date
                                      ------------   ------------
     Non-vested at January 1, 2007         421,000   $      32.51
     Granted                               215,000          29.90
     Vested                                (98,000)         32.35
     Forfeited                              (4,000)         34.05
                                      ------------
     Non-vested at June 30, 2007           534,000   $      31.47
                                      ============

As of June 30, 2007, there was $14,700 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 3.4 years. During the year ended December 31, 2006, 165,000 restricted stock awards were granted to the Company's Creative and Design Chief. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

NOTE M - ACQUISITIONS

Compo Enhancements

On May 16, 2007, the Company acquired all of the outstanding membership interests of Compo Enhancements, LLC ("Compo"). Compo was founded in late 2005 as a third party provider of e-commerce solutions for the Company. Management believes that the acquisition enables the Company to fully integrate its e-commerce business into the Company's Retail Division and operate its online business internally. The acquisition was completed for a consideration of $8,982, subject to adjustments which include certain earn out provisions based on the Company's financial performance through 2012. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, as well as third-party independent valuations. On a preliminary basis, the Company allocated $3,800 to the value of customer relationships, $930 to the value of a non-compete agreement and $4,437 to goodwill. The value of customer relationships is being amortized over ten years and the non-compete agreement is being amortized over the five-year life of the agreement. The results of operations of Compo have been included in the Company's Condensed Consolidated Statements of Operations from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to our consolidated results. In connection with the acquisition, Jeffrey Silverman, founder, CEO and 42% owner of Compo, has been appointed President of the Company. Mr. Silverman's contract which expires on December 31, 2009, provides for an annual salary of $600 and an annual bonus based on EBIT. In addition, Mr. Silverman was granted 150,000 stock options with an exercise price of $45 and an additional 150,000 stock options with an exercise price of $50, all of which vest over three years.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
JUNE 30, 2007
($ in thousands except share and per share data)

NOTE M - ACQUISITIONS (CONTINUED)

Daniel M. Friedman

On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, "Daniel M. Friedman"). Founded in 1995, Daniel M. Friedman is a manufacturer and distributor of name brand fashion handbags and accessories. The acquisition was completed for consideration of $18,710 including transaction costs plus certain earn out provisions based on financial performance beginning 2008 through 2010. On April 10, 2007, an amendment to the agreement shortened the earn-out period through December 31, 2008 and advanced the earn-out payments beginning with 2007. The resulting future earn out payments will be charged to goodwill.

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, as well as third-party independent valuations. The total preliminary purchase price has been allocated as follows:

     Current assets                   $      9,772
     Property, plant and equipment             289
     Deposits                                   62
     Intangible assets                       8,400
     Goodwill                                4,918
     Liabilities assumed                    (4,731)
                                      ------------
     Net assets acquired              $     18,710
                                      ------------

The results of operations of Daniel M. Friedman have been included in the Company's Condensed Consolidated Statements of Operations from the date of the acquisition. The following pro forma information presents the results of the Company's operations as though the Daniel M. Friedman acquisition had been completed as of the first day of the six months ended June 30, 2006 below:

     Net sales                        $    241,847
     Operating income                       40,465
     Net income                             23,937
     Basic earnings per share         $       1.15
     Diluted earnings per share       $       1.09

NOTE N- GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the carrying amount of goodwill by segment for the six months ended June 30, 2007:

                                               Wholesale
                                      ---------------------------                  Net carrying
                                        women's      accessories       Retail         amount
                                      ------------   ------------   ------------   ------------
     Balance at January 1, 2007       $      1,547   $      4,918   $          0   $      6,465
     Acquisition of Compo                        0              0          4,437          4,437
                                      ------------   ------------   ------------   ------------
     Balance at June 30, 2007         $      1,547   $      4,918   $      4,437   $     10,902
                                      ------------   ------------   ------------   ------------

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
JUNE 30, 2007
($ in thousands except share and per share data)

NOTE N- GOODWILL AND INTANGIBLE ASSETS  (CONTINUED)

The following table details identifiable intangible assets as of June 30, 2007:

                                       Estimated                    Accumulated    Net carrying
                                         lives        Cost basis    Amortization      amount
                                      ------------   ------------   ------------   ------------
     Trade name                            6 years   $        200   $         48   $        152
     Customer relationships               10 years          6,400            419          5,981
     License agreements                  3-6 years          5,600          1,522          4,078
     Non-compete agreement                 5 years            930             25            905
     Other                                 3 years             14              1             13
                                                     ------------   ------------   ------------
                                                     $     13,144   $      2,015   $     11,129
                                                     ------------   ------------   ------------

The estimated future amortization expense of purchased intangibles as of June 30, 2007 is as follows:

     2007 (remaining six months)      $        981
     2008                                    1,962
     2009                                    1,859
     2010                                    1,856
     2011                                    1,381
     Thereafter                              3,090
                                      ------------
                                      $     11,129
                                      ============

NOTE O - COMPREHENSIVE INCOME

Comprehensive income for the three- and six-month periods ended June 30, 2007, after considering other comprehensive income including unrealized gain on marketable securities of $279 and $384, was $10,797 and $20,435, respectively. For the comparable periods ended June 30, 2006, after considering other comprehensive gains (losses) on marketable securities of $(100) and $126, comprehensive income was $12,596 and $23,682, respectively.

NOTE P - RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty In Income Taxes" ("FIN 48"), which addresses the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken on the Company's tax return. Pursuant to FIN 48, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as income tax expense on the Condensed Consolidated Statements of Operations. The Company determines the amount of interest expense to be recognized by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken on a tax return. As required by FIN 48, the Company applied the "more-likely-than-not" recognition threshold to all tax positions at the adoption date, which resulted in no required adjustment to the opening balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Company's results of operations and earnings per share. The Company's tax years 2002 through 2005 remain open to examination for most taxing authorities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
JUNE 30, 2007
($ in thousands except share and per share data)

NOTE P - RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on its results of operations or financial condition.

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

NOTE Q - COMMITMENTS, CONTINGENCIES AND OTHER

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

NOTE R - OPERATING SEGMENT INFORMATION

The Company's reportable segments are primarily based on methods used to distribute its products. The wholesale segment, through sales to department and specialty stores, and the retail segment, through the operation of retail stores and the website, derive revenue from sales of branded women's, men's and kid's footwear and accessories. In addition, the wholesale segment has a licensing program that extends the Steve Madden, Steven by Steve Madden and Stevies brands to accessories and ready-to-wear apparel. The first cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent to mass-market merchandisers, shoe chains and other off-price retailers with respect to their procurement of private label shoes.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
JUNE 30, 2007
($ in thousands except share and per share data)

NOTE R - OPERATING SEGMENT INFORMATION (CONTINUED)

                                        WHOLESALE SEGMENTS
                            ------------------------------------------      TOTAL
                              WOMEN'S         MEN'S       ACCESSORIES     WHOLESALE        RETAIL       FIRST COST    CONSOLIDATED
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
QUARTER ENDED,
JUNE 30, 2007:
  Net sales to external
   customers                $     52,571   $     14,200   $     11,845   $     78,616   $     29,640                  $    108,256
  Gross profit                    17,222          5,957          3,741         26,920         18,500                        45,420
  Commissions and
   licensing fees - net            1,002              -              -          1,002              -   $      4,667          5,669
  Income  from operations          6,521          2,426            879          9,826          2,997          4,667         17,490
  Segment assets            $    147,700   $     23,295   $     22,172   $    193,167   $     49,520   $     23,983   $    266,670
  Capital expenditures                                                   $        210   $      2,086   $          -   $      2,296

JUNE 30, 2006:
  Net sales to external
   customers                $     60,099   $     18,811   $     17,284   $     96,194   $     33,306                  $    129,500
  Gross profit                    22,576          7,758          6,223         36,557         17,998                        54,555
  Commissions and
   licensing fees - net              721              -              -            721              -   $      2,104          2,825
  Income  from operations         10,602          3,545          2,962         17,109          2,102          2,104         21,315
  Segment assets            $    149,533   $     17,584   $     23,803   $    190,920   $     42,905   $     15,498   $    249,323
  Capital expenditures                                                   $      1,033   $      1,462   $          -   $      2,495

                                        WHOLESALE SEGMENTS
                            ------------------------------------------      TOTAL
                              WOMEN'S         MEN'S       ACCESSORIES     WHOLESALE        RETAIL       FIRST COST    CONSOLIDATED
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
SIX MONTHS ENDED,
JUNE 30, 2007:
  Net sales to external
     customers              $    110,097   $     24,057   $     26,761   $    160,915   $     53,995                  $    214,910
  Gross profit                    39,223          9,653          7,841         56,717         30,897                        87,614
  Commissions and
     licensing fees - net          2,101              -              -          2,101              -   $      9,014         11,115
  Income  from operations         17,930          3,141          2,023         23,094          1,051          9,014         33,159
  Segment assets            $    147,700   $     23,295   $     22,172   $    193,167   $     49,520   $     23,983   $    266,670
  Capital expenditures                                                   $      1,226   $      3,324   $          -   $      4,550

JUNE 30, 2006:
  Net sales to external
   customers                $    120,311   $     33,286   $     25,579   $    179,176   $     58,639                  $    237,815
  Gross profit                    47,566         13,788          9,328         70,682         30,156                       100,838
  Commissions and
   licensing fees - net            1,526              -              -          1,526              -   $      5,061          6,587
  Income  from operations         23,010          6,052          4,676         33,738            971          5,061         39,770
  Segment assets            $    149,533   $     17,584   $     23,803   $    190,920   $     42,905   $     15,498   $    249,323
  Capital expenditures                                                   $      1,526   $      2,917   $          5   $      4,448

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

OVERVIEW:
($ in thousands, except retail sales data per square foot and earnings per share)

Steven Madden, Ltd. (together with its subsidiaries, the "Company") designs, sources, markets and retails fashion-forward footwear for women, men and children. In addition, the Company designs, sources, markets and retails name brand and private label fashion handbags and accessories through its Daniel M. Friedman Division. The Company distributes products through its retail stores, its e-commerce website, department and specialty stores throughout the United States and Canada and through special distribution arrangements in Europe, Central and South America, Australia and Asia. The Company's product line includes a broad range of updated styles which are designed to establish or capitalize on market trends, complemented by core products. The Company has established a reputation for its creative designs, popular styles and quality products at accessible price points.

Consolidated net sales for the quarter ended June 30, 2007 were $108,256 as compared to $129,500 in the same quarter of the prior year. Gross margin in the second quarter of 2007 remained unchanged from the second quarter of 2006 at 42%. Net income for the second quarter of this year was $10,518, compared with $12,696 in the same period last year. Diluted EPS for the second quarter was $0.49 per share on 21,626 diluted weighted average shares outstanding compared to $0.58 per share on 22,030 diluted weighted average shares outstanding in the second quarter of last year.

The expansion of the Company's international business as well as the continued growth in private label business resulted in substantial increase in the First Cost Division income. For the quarter ended June 30, 2007, income from operations more than doubled in the First Cost Division to $4,667 from $2,104 in the same period of last year.

The Company has pursued a number of initiatives to enhance gross margins such as reducing freight costs, job outs, store to store transfers and inventory shrinkage. As a result, the gross margin in the Retail Division has increased to 62% in the second quarter of 2007 from 54% in the second quarter of 2006. This significant increase in gross margin occurred despite the disappointing sales results. Same store sales (sales in stores that were in operation throughout all of the second quarters of 2007 and 2006) decreased 13%. Store sales productivity decreased to sales per square foot of $696 in the second quarter of 2007 from $741 sales per square foot in the same quarter of last year.

The Company's annualized inventory turnover increased to 8 times in the second quarter of 2007 compared to 7.8 in the second quarter of 2006. The Company's accounts receivable average collection days also improved to 52 days in the second quarter of 2007 compared to 54 days in the second quarter of the previous year.

As of June 30, 2007, the Company had $93,906 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders equity of $226,839. Working capital increased to $159,351 as of June 30, 2007 compared to $137,886 as of June 30, 2006.

On May 16, 2007, the Company acquired all of the outstanding membership interests of Compo Enhancements, LLC ("Compo"), the Company's outsourced e-commerce solution provider, and appointed its founder and CEO, Jeffrey Silverman, President of the Company. This acquisition will enable the Company to fully integrate its e-commerce business into the Company's Retail Division and operate its online business internally.

The following tables set forth information on operations for the periods indicated:

                         SELECTED FINANCIAL INFORMATION
                               THREE MONTHS ENDED
                                     JUNE 30
                                ($ in thousands)

                                                   2007                     2006
                                           ---------------------    ---------------------
CONSOLIDATED:

Net sales                                  $  108,256        100%   $  129,500        100%
Cost of sales                                  62,836         58        74,945         58
Gross profit                                   45,420         42        54,555         42
Other operating income - net of expenses        5,669          5         2,825          2
Operating expenses                             33,599         31        36,065         28
Income from operations                         17,490         16        21,315         16
Interest and other income, net                    803          1           642          1
Income before income taxes                     18,293         17        21,957         17
Net income                                     10,518         10        12,696         10

By Segment:

WHOLESALE DIVISION:

Net sales                                  $   78,616        100%   $   96,194        100%
Cost of sales                                  51,696         66        59,637         62
Gross profit                                   26,920         34        36,557         38
Other operating income                          1,002          1           721          1
Income from operations                          9,826         12        17,109         18

RETAIL DIVISION:

Net sales                                  $   29,640        100%   $   33,306        100%
Cost of sales                                  11,140         38        15,308         46
Gross profit                                   18,500         62        17,998         54
Income from operations                          2,997         10         2,102          6
Number of stores                                   96                       95

FIRST COST DIVISION:

Other commission income- net of expenses   $    4,667        100%   $    2,104        100%

                         SELECTED FINANCIAL INFORMATION
                                SIX MONTHS ENDED
                                     JUNE 30
                                ($ in thousands)

                                                   2007                     2006
                                           ---------------------    ---------------------
CONSOLIDATED:

Net sales                                  $  214,910        100%   $  237,815        100%
Cost of sales                                 127,296         59       136,977         58
Gross profit                                   87,614         41       100,838         42
Other operating income - net of expenses       11,115          5         6,587          3
Operating expenses                             65,570         31        67,655         28
Income from operations                         33,159         15        39,770         17
Interest and other income, net                  1,713          1           913          0
Income before income taxes                     34,872         16        40,683         17
Net income                                     20,051          9        23,556         10

By Segment:

WHOLESALE DIVISION:

Net sales                                  $  160,915        100%   $  179,176        100%
Cost of sales                                 104,198         65       108,494         61
Gross profit                                   56,717         35        70,682         39
Other operating income                          2,101          1         1,526          1
Income from operations                         23,094         14        33,738         19

RETAIL DIVISION:

Net sales                                  $   53,995        100%   $   58,639        100%
Cost of sales                                  23,098         43        28,483         49
Gross profit                                   30,897         57        30,156         51
Income from operations                          1,051          2           971          1
Number of stores                                   96                       95

FIRST COST DIVISION:

Other commission income- net of expenses   $    9,014        100%   $    5,061        100%

RESULTS OF OPERATIONS
($ in thousands)

THREE MONTHS ENDED JUNE 30, 2007 VS. THREE MONTHS ENDED JUNE 30, 2006

CONSOLIDATED:

Total net sales for the three-month period ended June 30, 2007 decreased by 16% to $108,256 from $129,500 for the comparable period of 2006. Net sales in the Retail Division decreased by 11% and net sales in the Wholesale Division decreased by 18%. Gross margin in the second quarter of 2007 remained unchanged from the second quarter of 2006 at 42% as a significant increase in the Retail Division's gross margin was offset by a decrease in the Wholesale Division. Operating expenses decreased in the second quarter of this year to $33,599 or 31% from

$36,065 or 28% in the same period last year. Commission and licensing fee income was $5,669 in the second quarter of 2007 compared to $2,825 in the second quarter of 2006. Income from operations was $17,490 in the second quarter of this year compared to $21,315 in the same period last year. Net income decreased to $10,518 in the second quarter of this year compared to $12,696 in the same period last year. The decrease in income was primarily due to the lower consolidated net sales.

WHOLESALE DIVISION:

Net sales from the Wholesale Division accounted for $78,616 or 73%, and $96,194 or 74% of total Company net sales for the second quarter of 2007 and 2006, respectively. Disappointing sales of four of the Company's brands contributed to the decrease in net sales. The absence of a trend right product as significant as the peep toe trend that drove sales last year caused net sales to decrease in Steve Madden Womens Division. The weak performance of sport casual business resulted in a decrease of net sales in Steve Madden Mens Division. In the Candies Division, net sales decreased because the product assortment skewed too much towards dress products, which did not perform well during the second quarter of 2007. Net sales decreased in the Daniel Friedman Division due to the expected lower sales of belts and Betsey Johnson handbags. In addition, net sales for the second quarter of 2006 included $4,000 in net sales from Rule, l.e.i. and Jump, three brands that were discontinued in the second half of 2006.

Gross profit margin decreased to 34% in the second quarter of this year from 38% in the same period last year, due primarily to a significant increase in markdowns to Kohl's in the Candies Division required to clear retail inventories. In addition, the aforementioned decrease in net sales in the Womens Division resulted in an increase in the amount of promotional activity in the second quarter of 2007 when compared to last year. Finally, a significant shift in the mix of product sales towards lower-margin private label merchandise resulted in lower profit margins in the Daniel M. Friedman Division. In the second quarter of 2007, operating expenses decreased to $18,096 from $20,169 in the second quarter last year due to a planned reduction in advertising expense as well as a decrease in variable costs reflective of the decrease in sales. Income from operations for the Wholesale Division decreased to $9,826 for the three-month period ended June 30, 2007 compared to $17,109 for the three-month period ended June 30, 2006.

RETAIL DIVISION:

In the second quarter of 2007 net sales from the Retail Division accounted for $29,640 or 27% of total Company net sales compared to $33,306 or 26% in the same period last year. The Company opened one new store during the twelve months ended June 30, 2007. As a result, the Company had 96 retail stores as of June 30, 2007 compared to 95 stores as of June 30, 2006. The 96 stores currently in operation include 93 under the Steve Madden brand, two under the Steven brand and one internet store. Comparable store sales (sales of those stores, including the internet store, that were open throughout the second quarters of 2007 and
2006) decreased 13% in the second quarter of this year due to the absence of significant trend right products. The Company has pursued a number of initiatives to enhance gross margins such as reducing freight costs, job outs, store to store transfers and inventory shrinkage. As a result, the gross margin in the Retail Division has increased to 62% in the second quarter of 2007 from 54% in the second quarter of 2006. Income from operations for the Retail Division was $2,997 in the second quarter of this year compared to $2,102 for the same period in 2006.

FIRST COST DIVISION:

The First Cost Division generated net commission income and design fees of $4,667 for the three-month period ended June 30, 2007, compared to $2,104 for the comparable period of 2006. The substantial increase was the result of the expansion of the Company's international business as well as the continued growth in private label business.

SIX MONTHS ENDED JUNE 30, 2007 VS. SIX MONTHS ENDED JUNE 30, 2006

CONSOLIDATED:

Total net sales for the six-month period ended June 30, 2007 decreased by 10% to $214,910 from $237,815 for the comparable period of 2006. Net sales in the Retail Division decreased by 8% and net sales in the Wholesale Division decreased by 10%. Overall gross profit margin decreased to 41% in the first six months of 2007 from 42% in the first six months of 2006. A decrease in the Wholesale gross profit margin to 35% in the first six months of this year compared to 39% in the same period last year was partially offset by an increase in the Retail gross profit margin to 57% in the first six months of this year from 51% in the same period last year. Operating expenses decreased in the first six months of this year to $65,570 or 31% of net sales from $67,655 or 28% of net sales in the same period last year. Commission and licensing fee income was $11,115 in the first six months of 2007 compared to $6,587 in the first six months of 2006. Income from operations was $33,159 in the first six months of this year compared to $39,770 in the same period last year. Net income decreased to $20,051 in the first six months of this year compared to $23,556 in the same period last year. The decrease in income was primarily due to the decrease in net sales and lower gross profit margins for the Wholesale Division.

WHOLESALE DIVISION:

Net sales from the Wholesale Division accounted for $160,915 or 75%, and $179,176 or 75% of total Company net sales for the first six month of 2007 and 2006, respectively. The decrease in sales was concentrated primarily in three of the Company's wholesale brands. In the Steve Madden Womens Division, the decrease in sales was due to the poor performance of boots early in the year and the absence of significant trend right products such as the peep toe trend that drove sales last year. The continued weakness in the sport casual business resulted in disappointing sales in Steve Madden Mens Division while in the Candies Division, the poor performance of dress shoes which resulted in an abnormally high level of allowances combined with an unbalanced product mix resulted in lower sales. In addition, net sales for the six-month period ended June 30, 2006 include $11,700 in net sales from Rule, l.e.i. and Jump, three brands that were discontinued in the second half of 2006. These decreases were partially offset by the double-digit net sales increases achieved in both the Madden Girl and the Stevies Divisions.

Gross profit margin decreased to 35% in the first six months of this year from 39% in the same period last year, due primarily to margin pressure from the poor performance of boots in Steve Madden Women's, and a significant increase in markdowns required to clear retail inventories in the Candies Division. In addition, an increase in the proportion of the sales of lower margin private label products resulted in lower profit margins in the Daniel M. Friedman Division. In the first six months of 2007, operating expenses decreased to $35,724 or 22% of net sales from $38,470 or 21% of net sales in the same period of 2006. The decrease is due to a planned reduction in advertising costs and a decline of variable cost driven by the decrease in sales. Income from operations for the Wholesale Division decreased to $23,094 for the six-month period ended June 30, 2007 compared to $33,738 for the six-month period ended June 30, 2006.

RETAIL DIVISION:

In the first six months of 2007 net sales from the Retail Division accounted for $53,995 or 25% of total Company net sales compared to $58,639 or 25% in the same period last year. The Company opened one new store during the twelve months ended June 30, 2007. As a result, the Company had 96 retail stores as of June 30, 2007 compared to 95 stores as of June 30, 2006. The 96 stores currently in operation include 93 under the Steve Madden brand, two under the Steven brand and one internet store. Comparable store sales (sales of those stores, including the internet store, that were open throughout the first six months of 2007 and
2006) decreased 8.2% in the first six months of this year due to the lack of any significant fashion trends. The Company has pursued a number of initiatives to enhance gross margins such as reducing freight costs, job outs, store to store transfers and inventory shrinkage. As a result, the gross margin in the Retail Division has increased to 57% in the first six months of 2007 from 51% in the first six months of 2006. Income from operations for the Retail Division was $1,051 in the first six months of this year compared to $971 for the same period in 2006.

FIRST COST DIVISION:

The First Cost Division generated net commission income and design fees of $9,014 for the six-month period ended June 30, 2007, compared to $5,061 for the comparable period of 2006. The substantial increase was the result of the expansion of the Company's international business as well as the continued growth in private label business.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

The Company had working capital of $159,351 at June 30, 2007 compared to $151,711 at December 31, 2006. The Company's net income for the six months ended June 30, 2007 was the primary contributor to the increase in working capital.

The Company has a factoring agreement with GMAC under which the Company is eligible to borrow against its invoiced receivables at an interest rate of the lower of the prime rate less 0.875% or the 30 day London Inter Bank Offered Rate ("LIBOR") plus 1.375. The agreement, which has no specific expiration date and can be terminated by either party with 60 days written notice after June 30, 2009, provides the Company with a $50 million credit facility with a $25 million sub-limit on the aggregate face amount of Letters of Credit with some other stipulations.

The Daniel M. Friedman Division has a factoring agreement with Wells Fargo Century. Under the terms of the agreement, the Company is eligible to borrow 85% of its invoiced receivables at an interest rate equal to the prime rate. The agreement expired on June 30, 2007 at which time Daniel M. Friedman was incorporated into the GMAC agreement.

As of June 30, 2007, the Company held marketable securities valued at $69,973, consisting primarily of corporate and municipal bonds, U.S. Treasury notes, government asset-backed securities, certificates of deposits and equities.

Management believes that based upon its current financial position and available cash and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2007, net cash provided by operating activities was $6,064. Sources of cash were provided primarily by the net income of $20,051. The primary uses of cash were increases in prepaid expenses, prepaid taxes, deposits and other assets of $11,836, an increase in factored receivables of $3,842, an increase in note receivable of $3,000, an increase in inventories of $1,493 and a decrease in accounts payable and other accrued expenses of $565.

INVESTING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2007, the Company invested $17,807 in marketable securities and received $37,814 from the maturities and sales of securities. The Company also invested $8,982 in the acquisition of Compo. Additionally, the Company made capital expenditures of $4,550, principally for remodeling of six existing stores, additional office space and upgrades to its computer systems.

FINANCING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2007, the Company repurchased 710,187 shares of the Company's common stock at an average price of $29.49 for a total cost of $20,941. The Company received $5,044 in cash and realized a tax benefit of $8,087 in connection with the exercise of stock options.

CONTRACTUAL OBLIGATIONS
($ in thousands)

The Company's contractual obligations as of June 30, 2007 were as follows:

                                                 PAYMENT DUE BY PERIOD
                               ---------------------------------------------------------
                                           REMAINDER
                                              OF                               2012 AND
CONTRACTUAL OBLIGATIONS          TOTAL       2007      2008-2009   2010-2011     AFTER
----------------------------   ---------   ---------   ---------   ---------   ---------
Operating lease obligations    $ 123,148   $   8,074   $  31,323   $  29,306   $  54,445

Purchase obligations              52,688      52,688           0           0           0

Other long-term liabilities
 (future minimum royalty
 payments)                           860         100         540         220           0
                               ---------   ---------   ---------   ---------   ---------
Total                          $ 176,696   $  60,862   $  31,863   $  29,526   $  54,445
                               =========   =========   =========   =========   =========

At June 30, 2007, the Company had un-negotiated open letters of credit for the purchase of inventory of approximately $2,939.

The Company has an employment agreement with Steven Madden, its Creative and Design Chief, which provides for an annual base salary of $600 subject to certain specified adjustments through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA, revenue of any new business, and royalty income over $2 million, plus an equity grant and a non-accountable expense allowance.

On May 16, 2007, the Company acquired all of the outstanding membership interests of Compo. The acquisition was completed for consideration of $8,982, including transaction costs. In addition, the purchase agreement includes certain earn-out provisions based on financial performance through 2012.

On February 7, 2006, the Company  acquired all of the equity  interest of Daniel
M. Friedman. The acquisition was completed for consideration of $18,710, including transaction costs. In addition, the purchase agreement includes certain earn-out provisions based on financial performance through 2008.

The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,477 in 2007, $2,415 in 2008 and $1,680 in 2009. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options. The Chief Operating Officer of the Company is entitled to deferred compensation calculated as a percentage of his base salary.

Ninety-nine percent (99%) of the Company's products are produced at overseas locations, the majority of which are located in China, with a small percentage located in Brazil, Italy, India and Spain. The Company has not entered into any long-term manufacturing or supply contracts with any of these foreign companies. The Company believes that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products. The Company currently makes approximately 99% of its purchases in U.S. dollars.

INFLATION

The Company does not believe that the relatively low rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on sales, expenses or profitability.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Estimates for the Company are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and the Company may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of the Company's condensed consolidated financial statements: allowance for bad debts, returns, and customer chargebacks; inventory reserves; valuation of intangible assets; litigation reserves and cost of sales.

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

Valuation of intangible assets. SFAS No. 142, "Goodwill and Other Intangible Assets", requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets." In accordance with SFAS No. 144, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Litigation reserves. Estimated amounts for litigation claims that are probable and can be reasonably estimated are recorded as liabilities in the Company's consolidated financial statements. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable events of a particular litigation. As additional information becomes available, management will assess the potential liability related to the pending litigation and revise their estimates. Such revisions in management's estimates of a contingent liability could materially impact the Company's results of operation and financial position.

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

As of June 30, 2007, the Company held marketable securities valued at $69,973, which consist primarily of corporate and municipal bonds, U.S. treasury notes, certificates of deposit and government asset-backed securities that have various maturities through December 2009, as well as marketable equity securities. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. The Company currently has the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce the Company's interest income.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
($ in thousands)

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

There were no unregistered sales of equity securities and the Company did not repurchase any of its common stock during the quarter ended June 30, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company held on May 25, 2007 (the "Annual Meeting"), the stockholders of the Company ratified the appointment of Eisner LLP and approved an amendment to the Company's 2006 Stock Incentive Plan. In addition, the stockholders of the Company elected nine directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.

The affirmative vote of the holders of a majority of the total votes cast was required to ratify the appointment of Eisner LLP and to approve the amendment of the Plan and the affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

With respect to the approval of the appointment of Eisner LLP, set forth below is information on the results of the votes cast at the Annual Meeting.

                                             For        Against    Abstained
                                          ----------   ---------   ---------
         Appointment of Eisner LLP        18,657,472     239,441       9,036

With respect to the approval of the amendment to the Company's 2006 Stock Incentive Plan, set forth below is the information on the results of the votes cast at the Annual Meeting.

                                             For        Against    Abstained
                                          ----------   ---------   ---------
         Adoption of the Plan             12,202,118   2,934,642     167,968

With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cast and/or withheld with respect to each such nominee.

            Nominees             For        Withheld
     ----------------------   ----------   ----------
     Jamieson A. Karson       18,500,503      405,445
     Jeffrey Birnbaum         16,893,871    2,012,077
     Marc S. Cooper           18,565,626      340,322
     Harold Kahn              18,735,391      170,557
     John L. Madden           16,892,626    2,013,322
     Peter Migliorini         18,565,482      340,466
     Richard P. Randall       18,735,496      170,452
     Thomas H. Schwartz       18,672,405      233,543
     Walter Yetnikoff         18,729,346      176,602

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

10.3 Membership Interest Purchase Agreement, dated May 16, 2007, by and among the Company, Jeffrey Silverman, James Randel, Ron Offir, Godfrey Baker, Alyse Nathan and Andrew Rosca (incorporated by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 18, 2007).Employment Agreement with Robert Schmertz dated March 9, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 13,
          2007).

10.4 Earn-Out Agreement, dated May 16, 2007, by and among the Company, Jeffrey Silverman, James Randel, Ron Offir, Godfrey Baker, Alyse Nathan and Andrew Rosca (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 18,
          2007).

10.5 Employment Agreement, dated May 16, 2007, by and among the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on May 18,
          2007).

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

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

DATE: August 9, 2007

                                            STEVEN MADDEN, LTD.


                                            /s/ JAMIESON A. KARSON
                                            ------------------------------------
                                            Jamieson A. Karson
                                            Chairman and Chief Executive Officer


                                            /s/ ARVIND DHARIA
                                            ------------------------------------
                                            Arvind Dharia
                                            Chief Financial Officer

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

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

10.3 Membership Interest Purchase Agreement, dated May 16, 2007, by and among the Company, Jeffrey Silverman, James Randel, Ron Offir, Godfrey Baker, Alyse Nathan and Andrew Rosca (incorporated by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 18, 2007).

10.4 Earn-Out Agreement, dated May 16, 2007, by and among the Company, Jeffrey Silverman, James Randel, Ron Offir, Godfrey Baker, Alyse Nathan and Andrew Rosca (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 18,
          2007).

10.5 Employment Agreement, dated May 16, 2007, by and among the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on May 18,
          2007).

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

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