Form 10-Q
period 2007-09-30
STEVEN MADDEN, LTD.
filed 2007-11-09
CIK 913241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2007
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  __________ to ________


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

As of November 6, 2007, the latest practicable date, there were 20,086,316 shares of common stock, $.0001 par value, outstanding.

                               STEVEN MADDEN, LTD.
                                    FORM 10-Q
                                QUARTERLY REPORT
                               September 30, 2007


                                TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets .............................  1

         Condensed Consolidated Statements of Operations ...................  2

         Condensed Consolidated Statements of Cash Flows ...................  3

         Notes to Unaudited Condensed Consolidated Financial Statements ....  4

ITEM 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations .................. 14

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ........ 23

ITEM 4.  Controls and Procedures ........................................... 23

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings ................................................. 24

ITEM 1A. Risk Factors ...................................................... 24

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds ....... 24

ITEM 3.  Defaults Upon Senior Securities ................................... 25

ITEM 4.  Submission of Matters to a Vote of Security Holders ............... 25

ITEM 5.  Other Information ................................................. 25

ITEM 6.  Exhibits .......................................................... 25

         Signatures ........................................................ 27


PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

                                                                               September 30,      December 31,     September 30,
                                                                                   2007              2006              2006
                                                                               --------------    --------------    --------------
                                                                                (unaudited)                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                   $       24,632    $       19,204    $       43,356
   Accounts receivable, net of allowances of $2,603, $1,009 and $2,681                  6,810             7,317             6,539
   Due from factor, net of allowances of $8,970, $11,499 and $11,355                   51,994            40,208            52,652
   Note receivable - related party                                                      3,000                --                --
   Inventories                                                                         36,265            33,660            35,736
   Marketable securities - available for sale                                          39,061            72,542            50,457
   Prepaid expenses and other current assets                                            6,393             5,929             5,855
   Prepaid taxes                                                                        9,270             1,084             2,457
   Deferred taxes                                                                       7,528             8,099             5,509
                                                                               --------------    --------------    --------------

        Total current assets                                                          184,953           188,043           202,561

Property and equipment, net                                                            25,705            22,842            22,089
Deferred taxes                                                                          6,419             6,794             5,321
Deposits and other                                                                      3,276             2,965             1,703
Marketable securities - available for sale                                             15,487            17,139            18,643
Goodwill - net                                                                         11,269             6,465             6,975
Intangibles - net                                                                      10,639             7,144             7,487
                                                                               --------------    --------------    --------------

        Total Assets                                                           $      257,748    $      251,392    $      264,779
                                                                               ==============    ==============    ==============

LIABILITIES
Current liabilities:
   Accounts payable                                                            $       24,354            12,784    $       18,196
   Accrued expenses                                                                    14,115            14,056            14,557
   Accrued incentive compensation                                                       5,879             9,492             7,231
                                                                               --------------    --------------    --------------
        Total current liabilities                                                      44,348            36,332            39,984

Deferred rent                                                                           3,425             3,136             3,535
                                                                               --------------    --------------    --------------

        Total Liabilities                                                              47,773            39,468            43,519
                                                                               --------------    --------------    --------------

Commitments, contingencies and other

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized;
   none issued; Series A Junior Participating preferred stock -
   $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 90,000 shares authorized, 25,739,
   24,806 and 24,721 shares issued, 20,077,  21,106 and  21,021 outstanding                 3                 2                 2
Additional paid-in capital                                                            129,253           112,692           110,739
Retained earnings                                                                     164,551           133,561           145,041
Other comprehensive loss:
   Unrealized (loss) on marketable securities                                             (48)             (641)             (832)
Treasury stock - 5,662,  3,700 and 3,700 shares at cost                               (83,784)          (33,690)          (33,690)
                                                                               --------------    --------------    --------------

        Total Stockholder's Equity                                                    209,975           211,924           221,260
                                                                               --------------    --------------    --------------

        Total Liabilities and Stockholders' Equity                             $      257,748    $      251,392    $      264,779
                                                                               ==============    ==============    ==============

See accompanying notes to condensed consolidated financial statements - unaudited                                               1


STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
                                                           ------------------------    ------------------------
                                                              2007          2006          2007          2006
                                                           ----------    ----------    ----------    ----------
Net sales:
   Wholesale                                               $   85,998    $   91,751    $  246,913    $  270,927
   Retail                                                      27,397        31,489        81,392        90,128
                                                           ----------    ----------    ----------    ----------

                                                              113,395       123,240       328,305       361,055
                                                           ----------    ----------    ----------    ----------
Cost of sales:
   Wholesale                                                   54,906        57,020       159,104       165,514
   Retail                                                      11,671        15,197        34,769        43,680
                                                           ----------    ----------    ----------    ----------

                                                               66,577        72,217       193,873       209,194
                                                           ----------    ----------    ----------    ----------
Gross profit:
   Wholesale                                                   31,092        34,731        87,809       105,413
   Retail                                                      15,726        16,292        46,623        46,448
                                                           ----------    ----------    ----------    ----------

                                                               46,818        51,023       134,432       151,861

Commission and licensing fee income - net                       4,335         3,850        15,450        10,437
Operating expenses                                            (38,352)      (32,999)     (103,922)     (100,654)
                                                           ----------    ----------    ----------    ----------

Income from operations                                         12,801        21,874        45,960        61,644
Interest and other income, net                                    671           715         2,384         1,628
                                                           ----------    ----------    ----------    ----------

Income before provision for income taxes                       13,472        22,589        48,344        63,272
Provision for income taxes                                      2,533         9,942        17,354        27,069
                                                           ----------    ----------    ----------    ----------

Net income                                                 $   10,939    $   12,647    $   30,990    $   36,203
                                                           ==========    ==========    ==========    ==========

Basic income per share                                     $     0.52    $     0.61    $     1.49    $     1.74
                                                           ==========    ==========    ==========    ==========

Diluted income per share                                   $     0.52    $     0.57    $     1.43    $     1.64
                                                           ==========    ==========    ==========    ==========

Basic weighted average common shares outstanding               20,863        20,880        20,832        20,850
Effect of dilutive securities - options/restricted stock          356         1,256           775         1,178
                                                           ----------    ----------    ----------    ----------

Diluted weighted average common shares outstanding             21,219        22,136        21,607        22,028
                                                           ==========    ==========    ==========    ==========

See accompanying notes to condensed consolidated financial statements - unaudited                             2


Condensed Consolidated Statements of Cash Flows
(unaudited) (in thousands)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                         ----------------------------
                                                                                             2007            2006
                                                                                         ------------    ------------
Cash flows from operating activities:
   Net income                                                                            $     30,990    $     36,203
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                             5,842           4,722
      Loss on disposal of fixed assets                                                            600           1,858
      Deferred taxes                                                                              514              --
      Non-cash compensation                                                                     3,450           1,452
      Provision for bad debts                                                                    (935)          5,214
      Deferred rent expense                                                                       289             268
      Realized loss on marketable securities                                                      588             825
      Changes in:
        Accounts receivable                                                                    (1,087)         (3,168)
        Due from factor                                                                        (9,257)        (23,075)
        Notes receivable - related party                                                       (3,000)             --
        Inventories                                                                            (2,605)         (1,441)
        Prepaid expenses, prepaid taxes, deposits and other assets                             (8,930)         (2,126)
        Accounts payable and other accrued expenses                                             7,259           4,100
                                                                                         ------------    ------------

           Net cash provided by operating activities                                           23,718          24,832
                                                                                         ------------    ------------
Cash flows from investing activities:
   Purchase of property and equipment                                                          (7,894)         (7,116)
   Purchase of marketable securities                                                          (35,340)        (19,867)
   Sale/redemption of marketable securities                                                    70,910          16,996
   Acquisition, net of cash acquired                                                           (8,983)        (15,404)
                                                                                         ------------    ------------

           Net cash provided by (used in) investing activities                                 18,693         (25,391)
                                                                                         ------------    ------------
Cash flows from financing activities:
   Proceeds from options exercised                                                              5,154           5,781
   Tax benefit from exercise of options                                                         7,957           3,556
   Purchase of treasury stock                                                                 (50,094)         (8,264)
                                                                                         ------------    ------------

           Net cash provided by (used in) financing activities                                (36,983)          1,073
                                                                                         ------------    ------------

Net increase in cash and cash equivalents                                                       5,428             514
Cash and cash equivalents - beginning of period                                                19,204          42,842
                                                                                         ------------    ------------

Cash and cash equivalents - end of period                                                $     24,632    $     43,356
                                                                                         ============    ============

See accompanying notes to condensed consolidated financial statements - unaudited                                   3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2007
($ in thousands except share and per share data)

NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and its subsidiaries (the "Company") and the results of its operations and cash flows for the periods presented. The results of its operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2006 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 9, 2007.


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


NOTE D - NOTE RECEIVABLE - RELATED PARTY

On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal shareholder of the Company, in the amount of $3,000, in order for Mr. Madden to exercise options that were due to expire and hold the underlying Company stock. Mr. Madden executed a secured promissory note in favor of the Company that bears interest at an annual rate of 8% and is due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. Pursuant to a pledge agreement between the Company and Mr. Madden, the note is secured by 510,000 shares of the Company's common stock.


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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2007
($ in thousands except share and per share data)


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


NOTE I - SALES DEDUCTIONS

The Company supports retailers' initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the Condensed Consolidated Statement of
Operations as deductions to sales. For the three- and nine-month periods ended September 30, 2007, the total deduction to net sales for these expenses was $11,118 and $30,799, respectively, as compared to $9,675 and $24,980 for the comparable periods in 2006.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2007
($ in thousands except share and per share data)


NOTE J - COST OF SALES

All costs incurred to bring finished products to the Company's distribution center and, in the Retail Division, the costs to bring products to the Company's stores, are included in the cost of sales line on the Consolidated Statement of Operations. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale Division and freight to customers, if any, are included in the operating expenses line item of the Company's Condensed Consolidated Statement of Operations. The Company's gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.


NOTE K - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Diluted income per share also reflects the unvested and unissued shares promised to employees that have a dilutive effect. In addition, diluted earnings per share includes the amount of unrecognized share-based compensation costs attributed to future services and the amount of tax benefits, if any, that would be credited to Additional Paid In Capital assuming the exercise of options. For both the three- and nine-month periods ended September 30, 2007, 300,000 stock options have been excluded from the calculation because inclusion of such shares would be anti-dilutive. No stock options have been excluded from the calculation for the three and nine months ended September 30, 2006.


NOTE L - STOCK-BASED COMPENSATION

In March 2006, the Board of Directors approved the Steven Madden, Ltd. Stock Incentive Plan (the "Plan") under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The shareholders approved the Plan on May 26, 2006. The number of shares that may be issued or used under the Plan cannot exceed 1,200,000 shares. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan to 1,550,000. The following table summarizes the number of Common Stock shares authorized for use in the Plan, the amount of stock-based awards issued (net of expired or cancelled) and the amount of Common Stock available for the grant of stock-based awards under the Plan:


         Common Stock authorized                                     1,550,000

         Stock- based awards granted net of expired or
         cancelled                                                     910,000
                                                                  ------------
         Common Stock available for grant of stock -based
         awards as of September 30, 2007                               640,000
                                                                  ============

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2007
($ in thousands except share and per share data)


Note L - STOCK-BASED COMPENSATION (continued)

Total equity-based compensation for the three and nine months ended September 30 is as follows:


                                            Three Months Ended               Nine Months Ended
                                               September 30,                   September 30,
                                       ----------------------------    ----------------------------
                                           2007            2006            2007            2006
                                       ------------    ------------    ------------    ------------
         Restricted stock              $      1,036    $        768    $      3,262    $      1,331
         Stock options                          125              --             188             121
                                       ------------    ------------    ------------    ------------
              Total                    $      1,161    $        768    $      3,450    $      1,452
                                       ============    ============    ============    ============


Such compensation is included in operating expenses on the Company's Condensed Consolidated Statements of Operations. The Company realized a tax benefit from the exercise of stock options of $7,957 and $3,556 during the nine months ended September 30, 2007 and 2006, respectively.

Stock Options

During the three- and nine-month periods ended September 30, 2007, there were 30,000 and 825,000 options exercised with a total intrinsic value of $865 and $20,771, respectively, compared to 312,000 and 467,000 options exercised with a total intrinsic value of $6,680 and $8,444 for the corresponding periods of last year. No options vested during the three- and nine-month periods ended September 30, 2007, as compared to 30,000 options with a weighted average exercise price of $11.84 that vested during the first nine months of last year. As of September 30, 2007, there were 300,000 unvested options with a weighted average exercise price of $47.50 and an average vesting period of 1.6 years. There were no unvested options as of September 30, 2006.

The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company's stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular dividends and thus the expected dividend rate is assumed to be zero. The weighted average fair value of options granted during the nine months ended September 30, 2007 was approximately $5.01 using the Black-Scholes option-pricing model assuming a volatility of 37%, a risk free interest rate of 4.73%, an expected life of 3.13 years and no dividend yield.

Activity relating to stock options granted under the Company's plans and outside the plans during the nine months ended September 30, 2007 is as follows:

`                                                                        Weighted
                                                         Weighted         Average
                                                          Average        Remaining       Aggregate
                                         Number of       Exercise       Contractual      Intrinsic
                                           Shares          Price           Term           Value
                                       ------------    ------------    ------------    ------------
Outstanding at January 1, 2007            1,396,000    $       8.75
Granted                                     300,000           47.50
Exercised                                  (825,000)           6.25
Cancelled/Forfeited                              --              --
                                       ------------    ------------

Outstanding at September 30, 2007           871,000    $      24.48             5.1    $      3,750
                                       ============    ============    ============    ============

Exercisable at September 30, 2007           571,000    $      12.38             6.4    $      3,750
                                       ============    ============    ============    ============

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2007
($ in thousands except share and per share data)


Note L - STOCK-BASED COMPENSATION (continued)

Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2007:


                                                               Weighted Average
                                                   Number of    Fair Value at
                                                    Shares        Grant Date
                                                 ------------    ------------
         Non-vested at January 1, 2007                391,000    $      32.07
         Granted                                      225,000           30.02
         Vested                                      (108,000)          32.24
         Forfeited                                     (7,000)          34.05
                                                 ------------
         Non-vested at September 30, 2007             501,000    $      31.09
                                                 ============


As of September 30, 2007, there was $12,898 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 3.2 years. During the year ended December 31, 2006, 165,000 restricted stock awards were granted to the Company's Creative and Design Chief. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.


NOTE M - ACQUISITIONS

Compo Enhancements

On May 16, 2007, the Company acquired all of the equity interest of privately held Compo Enhancements, LLC ("Compo"). Compo was founded in late 2005 as a third party provider of e-commerce solutions for the Company. Management believes that the acquisition enables the Company to fully integrate its e-commerce business into the Company's Retail Division and operate its online business internally. The acquisition was completed for a consideration of $8,982, inclusive of transaction costs, subject to adjustments which include certain earn-out provisions based on the Company's financial performance through 2012. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, as well as third-party independent valuations. On a preliminary basis, as of June 30, 2007, the Company allocated $3,800 to the value of customer relationships, $930 to the value of a non-compete agreement and $4,437 to goodwill. In September 2007, the Company waived the working capital adjustment provision in the purchase agreement. As a result, goodwill was increased to $4,804. The value of customer relationships is being amortized over ten years and the non-compete agreement is being amortized over the five-year life of the agreement. The results of operations of Compo have been included in the Company's Condensed Consolidated Statements of Operations from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company's consolidated results. In connection with the acquisition, Jeffrey Silverman, founder, CEO and 42% owner of Compo, has been appointed President of the Company. Mr. Silverman's contract, which expires on December 31, 2009, provides for an annual salary of $600 and an annual bonus based on EBIT. In addition, Mr. Silverman was granted 150,000 stock options with an exercise price of $45 and an additional 150,000 stock options with an exercise price of $50, all of which vest over three years.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2007
($ in thousands except share and per share data)


NOTE M - ACQUISITIONS (CONTINUED)

Daniel M. Friedman

On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, "Daniel M. Friedman"). Founded in 1995, Daniel M. Friedman is a manufacturer and distributor of name brand fashion handbags and accessories. The acquisition was completed for a consideration of $18,710, including transaction costs plus certain earn-out provisions based on financial performance beginning 2008 through 2010. On April 10, 2007, an amendment to the agreement shortened the earn-out period by one year through December 31, 2008 and advanced the earn-out payments from 2008 to 2007. The resulting future earn-out payments will be charged to goodwill.

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
                                                                  ============


The results of operations of Daniel M. Friedman have been included in the Company's Condensed Consolidated Statements of Operations from the date of the acquisition. The following pro forma information presents the results of the Company's operations as though the Daniel M. Friedman acquisition had been completed as of the first day of the nine months ended September 30, 2006 below:


         Net sales                                                $    365,087
         Operating income                                               62,339
         Net income                                                     36,584
         Basic earnings per share                                 $       1.75
         Diluted earnings per share                               $       1.66


NOTE N- GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the carrying amount of goodwill by segment for the nine months ended September 30, 2007:

                                       ------------Wholesale-------                    Net carrying
                                          Women's       Accessories       Retail          amount
                                       ------------    ------------    ------------    ------------
Balance at January 1, 2007             $      1,547    $      4,918    $          0    $      6,465
Acquisition of Compo                              0               0           4,804           4,804
                                       ------------    ------------    ------------    ------------
Balance at September 30, 2007          $      1,547    $      4,918    $      4,804    $     11,269
                                       ------------    ------------    ------------    ------------

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2007
($ in thousands except share and per share data)


NOTE N- GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The following table details identifiable intangible assets as of September 30, 2007:


                                         Estimated                     Accumulated     Net carrying
                                           lives        Cost basis     Amortization       amount
                                       ------------    ------------    ------------    ------------
Trade name                                  6 years    $        200    $         56    $        144
Customer relationships                     10 years           6,400             579           5,821
License agreements                        3-6 years           5,600           1,790           3,810
Non-compete agreement                       5 years             930              78             852
Other                                       3 years              14               2              12
                                                       ------------    ------------    ------------
                                                       $     13,144    $      2,505    $     10,639
                                                       ------------    ------------    ------------

The estimated future amortization expense of purchased intangibles as of September 30, 2007 is as follows:


         2007 (remaining three months)                 $        490
         2008                                                 1,962
         2009                                                 1,859
         2010                                                 1,856
         2011                                                 1,381
         Thereafter                                           3,091
                                                       ------------
                                                       $     10,639
                                                       ============


NOTE O - COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended September 30, 2007, after considering other comprehensive income, including unrealized gain on marketable securities of $209 and $593, was $11,148 and $31,583, respectively. For the comparable periods ended September 30, 2006, after considering other comprehensive gain on marketable securities of $344 and $467, comprehensive income was $12,991 and $36,670, respectively.


NOTE P - INCOME TAXES

Changes in the Company's geographic sales mix combined with revisions in state and local tax law prompted the Company to re-evaluate its tax filing strategies. As a result of such changes, the Company has determined that electing to file each of the New York State and New York City tax returns on a combined basis would maximize the tax benefits to the Company. The election to file combined returns has reduced the Company's expected effective tax rate to approximately 40.0% in 2007 from 42.8% in 2006. The Company filed combined returns in 2006 and was able to amend New York State and New York City returns for 2003 through 2005 resulting in an additional one-time tax benefit recognized in the third quarter of 2007. The true-up of the tax provision for the first six months of the year which was based on an effective tax rate of 42% resulted in an additional one-time benefit in the current quarter of 2007. A reconciliation of the Company's effective tax rate for the three- and nine-month periods ended September 30, 2007 is as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2007
($ in thousands except share and per share data)


NOTE P - INCOME TAXES (CONTINUED)


                                                                      Three months      Nine months
                                                                         ended             ended
                                                                      September 30,    September 30,
                                                                     --------------    --------------
Effective tax rate as of September 30, 2006                                    44.0%             42.8%

Reduction of state and local effective tax rates from filing combined New York State and New York City returns
     - net of federal income tax benefit                                       (4.0)             (2.8)
                                                                     --------------    --------------

Expected effective tax rate as of September 30, 2007                           40.0              40.0
One-time reductions to effective tax rate:
     True-up of 2006 tax provision                                            (13.3)             (2.8)
     Refund due on amended returns                                             (5.2)             (1.1)
     True-up of the six month period ended June 30, 2007                       (2.7)             (0.2)
                                                                     --------------    --------------
Effective tax rate as of September 30, 2007                                    18.8%             35.9%
                                                                     ==============    ==============


The Company currently expects that the effective tax rate for the fourth quarter of 2007 will remain at approximately 40%, however, the actual effective tax rate for the fourth quarter and the year may be different.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty In Income Taxes" ("FIN 48"), which addresses the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken on the Company's tax return. Pursuant to FIN 48, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as income tax expense on the Condensed Consolidated Statements of Operations. The Company determines the amount of interest expense to be recognized by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken on a tax return. As required by FIN 48, the Company applied the "more-likely-than-not" recognition threshold to all tax positions at the adoption date, which resulted in no required adjustment to the opening balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Company's results of operations and earnings per share. The Company's tax years 2003 through 2006 remain open to examination for most taxing authorities.


NOTE Q - RECENTLY ISSUED ACCOUNTING STANDARDS

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2007
($ in thousands except share and per share data)


NOTE Q - RECENTLY ISSUED ACCOUNTING STANDARDS  (CONTINUED)

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


NOTE R - COMMITMENTS, CONTINGENCIES AND OTHER

Legal proceedings:

         (a) On August 10, 2005, the U.S. Customs Department ("Customs") issued a report that asserts that certain commissions which the Company treated as "buying agents' commissions" (which are non-dutiable) should be treated as "selling agents'
                  commissions" and hence are dutiable. In the report, Customs estimates that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051. As of June 30, 2007, based on discussions with legal counsel, the Company believed that the liability in this case, including interest, was not likely to exceed $1,500. Accordingly, as of December 31, 2006 the Company recorded a reserve of $1,500. In September of 2007, Customs notified the Company that it had finalized its assessment of the underpaid duties to be $1,400. Pursuant to this assessment, the Company, with the advice of legal counsel, has re-evaluated the liability in the case, including interest and penalties, and believes that it is not likely to exceed $2,700. The Company increased its reserve by $1,208 in the third quarter of 2007. Such reserve is subject to change to reflect the status of this matter.

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


Note S - Operating Segment Information

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2007
($ in thousands except share and per share data)


NOTE S - OPERATING SEGMENT INFORMATION (CONTINUED)



                             -------------Wholesale Segments----------     Total
                               Women's        Men's        Accessories   Wholesale       Retail       First Cost    Consolidated
                             -----------    -----------    -----------  -----------    -----------    -----------   ------------
Quarter ended,
September 30, 2007:
  Net sales to external
     customers               $    58,004    $    15,203    $    12,791  $    85,998    $    27,397                   $    113,395
  Gross profit                    21,039          5,936          4,117       31,092         15,726                         46,818
  Commissions and
     licensing fees - net            771             --           --            771             --    $     3,564           4,335
  Income (loss) from
     operations                    7,475          2,375            821       10,671         (1,434)         3,564          12,801
  Segment assets             $   135,059    $    21,594    $    23,582  $   180,235    $    51,120    $    26,393    $    257,748
  Capital expenditures                                                  $     1,459    $     1,885    $        --    $      3,344

September 30, 2006:
  Net sales to external
     customers               $    62,789    $    16,253    $    12,709  $    91,751    $    31,489                   $    123,240
  Gross profit                    25,034          7,028          2,669       34,731         16,292                         51,023
  Commissions and
     licensing fees - net            733             --             --          733             --    $     3,117           3,850
  Income (loss) from
     operations                   13,879          3,290           (216)      16,953          1,804          3,117          21,874
  Segment assets             $   161,837    $    19,236    $    23,289  $   204,362    $    43,068    $    17,349    $    264,779
  Capital expenditures                                                  $     1,181    $     1,487    $        --    $      2,668



                             -------------Wholesale Segments----------     Total
                               Women's        Men's        Accessories   Wholesale       Retail       First Cost    Consolidated
                             -----------    -----------    -----------  -----------    -----------    -----------   ------------
Nine months ended,
September 30, 2007:
  Net sales to external
     customers               $   168,101    $    39,260    $    39,552  $   246,913    $    81,392                   $    328,305
  Gross profit                    60,262         15,589         11,958       87,809         46,623                        134,432
  Commissions and
     licensing fees - net          2,872             --           --          2,872             --    $    12,578          15,450
  Income (loss) from
     operations                   25,405          5,516          2,844       33,765           (383)        12,578          45,960
  Segment assets             $   135,059    $    21,594    $    23,582  $   180,235    $    51,120    $    26,393    $    257,748
  Capital expenditures                                                  $     2,685    $     5,209    $        --    $      7,894

September 30, 2006:
  Net sales to external
     customers               $   183,101    $    49,539    $    38,287  $   270,927    $    90,128                   $    361,055
  Gross profit                    72,600         20,816         11,997      105,413         46,448                        151,861
  Commissions and
     licensing fees - net          2,259             --             --        2,259             --    $     8,178          10,437
  Income  from operations         36,890          9,342          4,460       50,692          2,774          8,178          61,644
  Segment assets             $   161,837    $    19,236    $    23,289  $   204,362    $    43,068    $    17,349    $    264,779
  Capital expenditures                                                  $     2,707    $     4,404    $         5    $      7,116

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the unaudited Financial Statements and Notes thereto appearing elsewhere in this document.

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain forward-looking statements. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.


Overview:
($ in thousands, except retail sales data per square foot and earnings per share)

Steven Madden, Ltd. (together with its subsidiaries, the "Company") designs, sources, markets and retails fashion-forward footwear for women, men and children. In addition, the Company designs, sources, markets and retails name brand and private label fashion accessories, such as handbags and belts, through its Daniel M. Friedman Division. The Company distributes products through department and specialty stores throughout the United States and Canada, its retail stores, its e-commerce website and through special distribution arrangements in Europe, Central and South America, Australia and Asia. The
Company's product line includes a broad range of updated styles which are designed to establish or capitalize on market trends, complemented by core products. The Company has established a reputation for its creative designs, popular styles and quality products at accessible price points.

Consolidated net sales for the quarter ended September 30, 2007 were $113,395 as compared to $123,240 in the same quarter of the prior year. Gross margin in the third quarter of 2007 remained unchanged from the third quarter of 2006 at 41%. Net income for the third quarter of this year was $10,939, including a one-time gain of $2,692 resulting from tax savings related to prior periods and a one-time charge of $1,208 related to the provisions for prior years custom duties. Excluding these items, net income was $9,600, compared to $12,647 in the same period last year. Diluted EPS for the third quarter was $0.52 per share, including a one-time gain of $0.13 per share resulting from the above mentioned tax savings and a one-time charge of $0.03 per share related to the provision for prior years customs duties. Excluding these items, adjusted EPS for the quarter was $0.42 on 21,219 diluted weighted average shares outstanding compared to $0.57 per share on 22,136 diluted weighted average shares outstanding in the third quarter of last year.

The recent expansion of the Company's international business, as well as the continued growth in its private label business, resulted in an increase in the First Cost Division income. For the quarter ended September 30, 2007, income from operations in the First Cost Division increased to $3,564 from $3,117 in the same period of last year.

The Company has pursued a number of initiatives to enhance gross margins such as reducing freight costs, closeouts, store to store transfers and inventory shrinkage combined with better inventory controls. As a result, the gross margin in the Retail Division has increased to 57% in the third quarter of 2007 from 52% in the third quarter of 2006. This significant increase in gross margin occurred despite the disappointing sales results. Same store sales (sales in stores that were in operation throughout all of the third quarters of 2007 and
2006) decreased 15%. Store sales productivity decreased to sales per square foot of $669 in the third quarter of 2007 from $746 sales per square foot in the same quarter of last year.

Changes in the Company's geographic sales mix, combined with revisions in state and local tax law, prompted the Company to re-evaluate its tax filing strategies. The Company has determined that electing to file New York State and

New York City tax returns on a combined basis would maximize the tax benefits provided by changes in New York State allocation regulations. The election to file combined returns has reduced the Company's effective tax rate to 40.0% in 2007 from 42.8% in 2006. The Company filed combined returns in 2006 and was able to file amended New York State and New York City returns for 2003 through 2005 resulting in an additional one-time tax benefit in the third quarter of 2007. The true-up of the tax provision for the first six months of the year that was based on an effective tax rate of 42.0% resulted in an additional one-time benefit in the current quarter of 2007.

Pursuant to recent developments in the Company's case with Customs, Management, with the advice of legal counsel, has increased its provision for its liability in the case from the $1,500 previously recorded to $2,700. Accordingly, the Company recorded a $1,208 charge in operating expenses during the third quarter of 2007.

The Company's annualized inventory turnover increased to 7.8 times in the third quarter of 2007, compared to 7.3 in the third quarter of 2006. The Company's accounts receivable average collection days was 53 days in the third quarter of 2007 compared to 52 days in the third quarter of the previous year.

During the third quarter of 2007, Management demonstrated its commitment to enhancing shareholder value as well as its confidence in the Company's future by repurchasing 1,252,222 shares of the Company's common stock for $29,153 at an average price of $23.28.

As of September 30, 2007, the Company had $79,180 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders equity of $209,975. Working capital decreased to $140,605 as of September 30, 2007, compared to $162,577 as of September 30, 2006, primarily due to the cash used to repurchase the Company stock in the third quarter.

The following tables set forth information on operations for the periods indicated:


                         Selected Financial Information
                               Three Months Ended
                                  September 30
                                ($ in thousands)

                                                            2007                         2006
                                                 -------------------------    -------------------------
CONSOLIDATED:
-------------
Net sales                                        $    113,395          100%   $    123,240          100%
Cost of sales                                          66,577           59          72,217           59
Gross profit                                           46,818           41          51,023           41
Other operating income - net of expenses                4,335            4           3,850            3
Operating expenses                                     38,352           34          32,999           27
Income from operations                                 12,801           11          21,874           17
Interest and other income, net                            671            1             715            1
Income before income taxes                             13,472           12          22,589           18
Net income                                             10,939           10          12,647           10

By Segment:

WHOLESALE DIVISION:
-------------------

Net sales                                        $     85,998          100%   $     91,751          100%
Cost of sales                                          54,906           64          57,020           62
Gross profit                                           31,092           36          34,731           38
Other operating income                                    771            1             733            1
Operating expenses                                     21,192           25          18,511           20
Income from operations                                 10,671           12          16,953           19

RETAIL DIVISION:
----------------

Net sales                                        $     27,397          100%   $     31,489          100%
Cost of sales                                          11,671           43          15,197           48
Gross profit                                           15,726           57          16,292           52
Operating expenses                                     17,160           62          14,488           46
Income (loss) from operations                          (1,434)          (5)          1,804            6
Number of stores                                          100                           95

FIRST COST DIVISION:
--------------------

Other commission income - net of expenses        $      3,564          100%   $      3,117          100%



                         Selected Financial Information
                                Nine Months Ended
                                  September 30
                                ($ in thousands)

                                                            2007                         2006
                                                 -------------------------    -------------------------
CONSOLIDATED:
-------------

Net sales                                        $    328,305          100%   $    361,055          100%
Cost of sales                                         193,873           59         209,194           58
Gross profit                                          134,432           41         151,861           42
Other operating income - net of expenses               15,450            5          10,437            3
Operating expenses                                    103,922           32         100,654           28
Income from operations                                 45,960           14          61,644           17
Interest and other income, net                          2,384            1           1,628            1
Income before income taxes                             48,344           15          63,272           18
Net income                                             30,990            9          36,203           10

By Segment:

WHOLESALE DIVISION:
-------------------

Net sales                                        $    246,913          100%   $    270,927          100%
Cost of sales                                         159,104           64         165,514           61
Gross profit                                           87,809           36         105,413           39
Other operating income                                  2,872            1           2,259            1
Operating expenses                                     56,916           23          56,980           21
Income from operations                                 33,765           14          50,692           19

RETAIL DIVISION:
----------------

Net sales                                        $     81,392          100%   $     90,128          100%
Cost of sales                                          34,769           43          43,680           48
Gross profit                                           46,623           57          46,448           52
Operating expenses                                     47,006           57          43,674           49
Income (loss) from operations                            (383)           0           2,774            3
Number of stores                                          100                           95

FIRST COST DIVISION:
--------------------

Other commission income- net of expenses         $     12,578          100%   $      8,178          100%



RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

Consolidated:
-------------

Total net sales for the three-month period ended September 30, 2007 decreased by 8% to $113,395 from $123,240 for the comparable period of 2006. Net sales in the Retail Division decreased by 13% and net sales in the Wholesale Division decreased by 6%. Gross margin in the third quarter of 2007 remained unchanged from the third quarter of 2006 at 41%, as a significant increase in the Retail Division's gross margin was offset by a decrease in the Wholesale Division. Operating expenses increased in the third quarter of this year to $38,352 or 34% of net sales, from $32,999 or 27% of net sales in the same period last year.

Commission and licensing fee income was $4,335 in the third quarter of 2007 compared to $3,850 in the third quarter of 2006. Excluding the one-time charge for prior years customs duties, operating income was $14,009 in the third quarter of this year and $12,801 after the one-time charge for prior period custom duties compared to $21,874 in the same period last year. The Company's effective tax rate decreased to 19% in the quarter ended September 30, 2007, compared to 44% in same quarter last year due to a reduction in the cumulative effective tax rate to 40% and a one-time tax benefit related to prior periods in connection with filing combined tax returns for both New York State and New York City. Exclusive of the one-time gain of $2,692 resulting from the above mentioned tax savings and the one-time charge of $1,208 related to the provision for prior year customs duties, net income was $9,600. Including these one-time items, net income decreased to $10,939 in the third quarter of this year compared to $12,647 in the same period last year. The decrease in income was primarily due to the lower consolidated net sales and the increase in operating expenses.

Wholesale Division:
-------------------

Net sales from the Wholesale Division accounted for $85,998 or 76%, and $91,751 or 74% of total Company net sales for the third quarter of 2007 and 2006, respectively. Net sales decreased in both the Steve Madden Womens and the Steven Divisions due to the absence of fashion trends in the marketplace and the nonexistence of a big item needed to drive significant sales volume in the Divisions. The weak performance of sport casual business resulted in a decrease of net sales in Steve Madden Mens Division. In addition, net sales for the third quarter of 2006 included approximately $3,000 in net sales from Rule which is a brand that was discontinued late in 2006. These decreases in net sales were partially offset by net sales increases in the Candies, Stevies and Madden Girl Divisions.

Gross profit margin decreased to 36% in the third quarter of this year from 38% in the same period last year, due to an increase in markdowns and allowances in the Steven Division required to liquidate retail inventory levels combined with an increase in promotional selling in the other footwear brands. In the third quarter of 2007, operating expenses increased to $21,192 from $18,511 for the same period last year. The increase was caused primarily by the provision of $1,208 for prior years custom duties and payroll costs related to additional hires for a new division. Finally, an upgrade in the Company's communication platform resulted in an increase of payments to third-party service providers. Income from operations for the Wholesale Division decreased to $10,671 for the three-month period ended September 30, 2007 compared to $16,953 for the three-month period ended September 30, 2006. Excluding the one-time charge for prior years customs duties, income from operations was $11,879.

Retail Division:
----------------

In the third quarter of 2007 net sales from the Retail Division accounted for $27,397 or 24% of total Company net sales compared to $31,489 or 26% in the same period last year. The Company opened five new stores during the twelve months ended September 30, 2007. As a result, the Company had 100 retail stores as of September 30, 2007 compared to 95 stores as of September 30, 2006. The 100 stores currently in operation include 94 under the Steve Madden brand, five under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the third quarters of 2007 and 2006) decreased 15% in the third quarter of this year due to the lower than expected early boot sales during the back to school selling season and the absence of a significant fashion trend. The Company has pursued a number of initiatives to enhance gross margins such as reducing freight costs, close outs, store to store transfers and inventory shrinkage combined with better inventory controls. As a result, the gross margin in the Retail Division has increased to 57% in the third quarter of 2007 from 52% in the third quarter of 2006. In the third quarter of 2007, operating expenses increased to $17,160 from $14,488 in the third quarter last year due largely to the incremental increase in payroll, rent and depreciation expenses related to the addition of five new stores. In addition, an upgrade in the Company's communication platform resulted in an increase of payments to third-party service providers. Loss from operations for the Retail Division was $1,434 in the third quarter of this year compared to income from operations of $1,804 for the same period in 2006.

First Cost Division:
--------------------

The First Cost Division generated net commission income and design fees of $3,564 for the three-month period ended September 30, 2007, compared to $3,117 for the comparable period of 2006. The increase was the result of the recent expansion of the Company's international business as well as the continued growth in private label business.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

Consolidated:
-------------

Total net sales for the nine-month period ended September 30, 2007 decreased by 9% to $328,305 from $361,055 for the comparable period of 2006. Net sales in the Retail Division decreased by 10% and net sales in the Wholesale Division decreased by 9%. Overall gross profit margin decreased to 41% in the first nine months of 2007 from 42% in the first nine months of 2006. A decrease in the Wholesale gross profit margin to 36% in the first nine months of this year compared to 39% in the same period last year was partially offset by an increase in the Retail gross profit margin to 57% in the first nine months of this year from 52% in the same period last year. Operating expenses increased in the first nine months of this year to $103,922 or 32% of net sales from $100,654 or 28% of net sales in the same period last year. Commission and licensing fee income was $15,450 in the first nine months of 2007 compared to $10,437 in the first nine months of 2006. Excluding the one-time charge for prior years customs duties, operating income was $47,168. Including the one-time charge, income from operations was $45,960 in the first nine months of this year compared to $61,644 in the same period last year. The Company's effective tax rate decreased to 36% in the nine months ended September 30, 2007 compared to 43% in same period of last year due to a reduction in the effective tax rate to 40% and a one-time tax benefit related to prior periods, all connected to the Company's election to file combined tax returns for both New York State and New York City. Exclusive of the above mentioned one-time gain of $2,692 resulting from tax savings and the one-time charge of $1,208 related to custom duties, net income was $29,651. Including the one-time charges, net income decreased to $30,990 in the first nine months of this year compared to $36,203 in the same period last year. The decrease in income was primarily due to the decrease in net sales and an increase in operating expenses.

Wholesale Division:
-------------------

Net sales from the Wholesale Division accounted for $246,913 or 75%, and $270,927 or 75% of total Company net sales for the first nine months of 2007 and 2006, respectively. The decrease in sales was concentrated primarily in three of the Company's wholesale brands. In the Steve Madden Womens Division, the decrease in sales was due to disappointing sell-throughs on boots earlier in the year and the absence of a significant trend right product such as the peep toe trend that drove sales last year. The continued weakness in the sport casual business resulted in disappointing sales in Steve Madden Mens Division while in the Steven Division, the poor performance of dress shoes combined with the absence of fashion trends in the marketplace and the nonexistence of a big item resulted in lower sales. In addition, net sales for the nine-month period ended September 30, 2006 include approximately $14,700 in net sales from Rule, l.e.i. and Jump, three brands that were discontinued late in 2006. These decreases were partially offset by the double-digit net sales increases achieved in both the Madden Girl and the Stevies Divisions.

Gross profit margin decreased to 36% in the first nine months of this year from 39% in the same period last year, due primarily to a significant increase in markdowns required to liquidate retail inventories and an increase in promotional selling across all the Company's wholesale brands. In the first nine months of 2007, operating expenses remained virtually unchanged at $56,916 compared to $56,980 in the same period of 2006. Income from operations for the Wholesale Division decreased to $33,765 for the nine-month period ended September 30, 2007 compared to $50,692 for the nine-month period ended September 30, 2006. Excluding the one-time charge for prior years customs duties, income from operations was $34,973.

Retail Division:
----------------

In the first nine months of 2007, net sales from the Retail Division accounted for $81,392 or 25% of total Company net sales compared to $90,128 or 25% in the same period last year. The Company opened five new stores during the twelve months ended September 30, 2007. As a result, the Company had 100 retail stores as of September 30, 2007 compared to 95 stores as of September 30, 2006. The 100 stores currently in operation include 94 under the Steve Madden brand, five under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the first nine months of 2007 and 2006) decreased 11% in the first nine months of this year due to the lack of any significant fashion trends, lower than expected boot sales earlier in the year, and disappointing results during the back to school selling season. The Company has pursued a number of initiatives to enhance gross margins such as reducing freight costs, close outs, store to store transfers and inventory shrinkage combined with better inventory controls. As a result, the gross margin in the Retail Division has increased to 57% in the first nine months of 2007 from 52% in the first nine months of 2006. Loss from operations for the Retail

Division was $383 in the first nine months of this year compared to income from operations of $2,774 for the same period in 2006.

First Cost Division:
--------------------

The First Cost Division generated net commission income and design fees of $12,578 for the nine-month period ended September 30, 2007, compared to $8,178 for the comparable period of 2006. The substantial increase was the result of the recent expansion of the Company's international business as well as the continued growth in private label business.


LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

The Company had working capital of $140,605 at September 30, 2007 compared to $151,711 at December 31, 2006. The decrease was primarily due to the repurchase of 1,962,409 shares of the Company's common stock at a total cost of $50,094.

The Company has a factoring agreement with GMAC under which the Company is eligible to borrow against its invoiced receivables at an interest rate equal to the lower of the prime rate less 0.875% or the 30 day London Interbank Offered Rate ("LIBOR") plus 1.375%. This agreement, which has no specific expiration date and can be terminated by either party with 60 days written notice after June 30, 2009, provides the Company with a $50 million credit facility with a $25 million sub-limit on the aggregate face amount of Letters of Credit with some other stipulations.

As of September 30, 2007, the Company held marketable securities valued at $54,548, consisting primarily of corporate and municipal bonds, U.S. Treasury notes, government asset-backed securities, certificates of deposits and equities.

Management believes that based upon its current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.


OPERATING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2007, net cash provided by operating activities was $23,718. The primary sources of cash were net income of $30,990 and increases in accounts payable and other accrued expenses of $7,259. The primary uses of cash were increases in due from factor of $9,257, an increase in prepaid expenses, prepaid taxes, deposits and other assets of $8,930, an increase in note receivable of $3,000 and an increase in inventories of $2,605.


INVESTING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2007, the Company invested $35,340 in marketable securities and received $70,910 from the maturities and sales of securities. The Company also invested $8,983 in the acquisition of Compo. Additionally, the Company made capital expenditures of $7,894, principally for the four new stores opened in the current period, the construction of four stores scheduled to open in the fourth quarter, and the remodeling of eight existing stores.

FINANCING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2007, the Company repurchased 1,962,409 shares of the Company's common stock at an average price of $25.53 for a total cost of $50,094. The Company received $5,154 in cash and realized a tax benefit of $7,957 in connection with the exercise of stock options.

CONTRACTUAL OBLIGATIONS
($ in thousands)

The Company's contractual obligations as of September 30, 2007 were as follows:

                                                                 Payment due by period

                                                       Remainder of                                      2012 and
Contractual Obligations                    Total           2007          2008-2009       2010-2011        after
---------------------------            ------------    ------------    ------------    ------------    ------------
Operating lease obligations            $    119,814    $      4,054    $     31,505    $     29,499    $     54,756

Purchase obligations                         54,198          54,198               0               0               0

Other long-term liabilities
     (future minimum royalty
     payments)                                  810              50             540             220               0
                                       ------------    ------------    ------------    ------------    ------------
Total                                  $    174,822    $     58,302    $     32,045    $     29,719    $     54,756
                                       ============    ============    ============    ============    ============


At September 30, 2007, the Company had un-negotiated open letters of credit for the purchase of inventory of approximately $2,429.

The Company has an employment agreement with Steven Madden, its Creative and Design Chief, which provides for an annual base salary of $600 subject to certain specified adjustments through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA, revenue of any new business, and royalty income over $2 million, plus an equity grant and a non-accountable expense allowance.

On May 16, 2007, the Company acquired all of the equity interest of privately held Compo. The acquisition was completed for a consideration of $8,983, including transaction costs. In addition, the purchase agreement includes certain earn-out provisions based on financial performance through 2012.

On February 7, 2006, the Company  acquired all of the equity  interest of Daniel
M. Friedman. The acquisition was completed for a consideration of $18,710, including transaction costs. In addition, the purchase agreement includes certain earn-out provisions based on financial performance through 2008.

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

Allowances for bad debts, returns and customer chargebacks. The Company provides reserves against its trade accounts receivables for future customer chargebacks, co-op advertising allowances, discounts, returns, bad debts for non-factored accounts and other miscellaneous deductions that relate to the current period. The amount of the reserve for bad debts, returns, discounts and compliance chargebacks are determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. The Company evaluates anticipated customer markdowns and advertising chargebacks by reviewing several performance indicators for its major customers. These performance indicators (which include inventory levels at the retail floors, sell through rates and gross margin levels) are analyzed by key account executives and the Vice President of Wholesale Sales to estimate the amount of the anticipated customer allowance. Failure to correctly estimate the amount of the reserve could materially impact the Company's results of operations and financial position.

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

Valuation of intangible assets. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets." In accordance with SFAS No. 144, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Cost of sales. All costs incurred to bring finished products to the Company's distribution center and, in the Retail Division, the costs to bring products to the Company's stores, are included in the cost of sales line item on the Company's Consolidated Statement of Operations. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs for the Wholesale Division are included in the operating expenses line item of the Company's Condensed Consolidated Statements of Operations. The Company classifies shipping costs, if any, to customers as operating expenses. The Company's gross profit margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in thousands)

The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates primarily based on LIBOR and the prime rate. An analysis of the Company's credit agreements with GMAC can be found in Liquidity and Capital Resources section under Part I, Item 2 of this quarterly report.

As of September 30, 2007, the Company held marketable securities valued at $54,548, which consist primarily of corporate and municipal bonds, U.S. treasury notes, certificates of deposit and government asset-backed securities that have various maturities through December 2010, as well as marketable equity securities. These securities are subject to interest rate risk and will decrease in value if interest rates increase. The Company currently has the ability to hold these securities until maturity. In addition, any decline in interest rates would be expected to reduce the Company's interest income.


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

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
($ in thousands)

Certain legal proceedings in which the Company is involved are discussed in Note K to the consolidated financial statements and Part I, Item 3 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The following discussion is limited to recent developments concerning certain of the Company's legal proceedings and should be read in conjunction with the Company's earlier SEC Reports. Unless otherwise indicated, all proceedings discussed in those earlier reports remain outstanding.

On August 10, 2005, the U.S. Customs Department ("Customs") issued a report that asserts that certain commissions which the Company treated as "buying agents' commissions" (which are non-dutiable) should be treated as "selling agents' commissions" and hence are dutiable. In the report, Customs estimates that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051. As of June 30, 2007, based on discussions with legal counsel, the Company believed that the liability in this case, including interest, was not likely to exceed $1,500. Accordingly, as of December 31, 2006 the Company recorded a reserve of $1,500. In September of 2007, Customs notified the Company that it had finalized its assessment of the underpaid duties to be $1,400. Pursuant to this assessment, the Company, with the advice of legal counsel, has re-evaluated the liability in the case, including interest and penalties, and believes that it is not likely to exceed $2,700. The Company increased its reserve by $1,208 in the third quarter of 2007. Such reserve is subject to change to reflect the status of this matter.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table provides information as of September 30, 2007 with respect to the shares of the Company's Common Stock repurchased by the Company during the third quarter of 2007:

--------------------------------------------------------------------------------------------------------------
                                                     Total Number of Shares       Maximum Dollar Amount of
                       Total Number   Average        Purchased as Part of         Shares that May Yet Be
                       of Shares      Price Paid     Publicly Announced Plans     Purchased Under the Plans or
       Period          Purchased      per Share      or Programs (1)              Programs (1)
--------------------------------------------------------------------------------------------------------------
07/1/07 - 7/31/07               0         $    0                         0                   $38,360,251
--------------------------------------------------------------------------------------------------------------

8/01/07 - 8/31/07         826,222         $25.34                   826,222                   $54,420,426
--------------------------------------------------------------------------------------------------------------

9/1/07 - 9/30/07          426,000         $19.28                   426,000                   $46,206,993
--------------------------------------------------------------------------------------------------------------

Total                   1,252,222         $23.28                 1,252,222                   $46,206,993
--------------------------------------------------------------------------------------------------------------

(1) On August 6, 2007, the Board of Directors authorized the Company to repurchase up to $37 million of the Company's common stock in addition to the amount previously authorized. At September 30, 2007, an aggregate of $46 million remained authorized to repurchase the Company's Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS

10.1 Secured Promissory Note, dated June 25, 2007, of Steven Madden to the Company.

10.2 Form of Non-Qualified Stock Option Agreement (Chief Executive Officer) under the Company's 2006 Stock Incentive Plan, as amended (the "Plan"), as adopted October 30, 2007.

10.3     Form  of  Non-Qualified   Stock  Option  Agreement   (Employee  without
         Employment Agreement) under the Plan, as adopted October 30, 2007.

10.4 Form of Non-Qualified Stock Option Agreement (Employee with Employment Agreement) under the Plan, as adopted October 30, 2007.

10.5 Form of Restricted Stock Agreement (Chief Executive Officer) under the Plan, as adopted October 30, 2007.

10.6     Form  of  Restricted  Stock  Agreement   (Employee  without  Employment
         Agreement) under the Plan, as adopted October 30, 2007.

10.7 Form of Restricted Stock Agreement (Employee with Employment Agreement) under the Plan, as adopted October 30, 2007.

10.8 Form of Restricted Stock Agreement under the Plan used for grants made to non- employee directors from March 2006 through May 2007, with a schedule setting forth the name of each of the recipients, the date of the grant and the number of shares.

10.9 Restricted Stock Agreement, dated March 24, 2006, between Jamieson A. Karson and the Company.

10.10 Restricted Stock Agreement, dated March 27, 2007, between Jamieson A. Karson and the Company.

10.11 Amendments to Restricted Stock Agreements, dated as of March 23, 2007, between Jamieson A. Karson and the Company.

10.12 Restricted Stock Agreement, dated March 24, 2006, between Steven H. Madden and the Company.

10.13 Restricted Stock Agreement, dated June 9, 2006, between Steven H. Madden and the Company.

10.14 Restricted Stock Agreement, dated March 24, 2006, between Arvind Dharia and the Company.

10.15 Restricted Stock Agreement, dated March 20, 2006, between Amelia Newton Varela and the Company.

10.16 Restricted Stock Agreement, dated March 20, 2006, between Robert Schmertz and the Company.

10.17 Restricted Stock Agreement, dated March 6, 2007, between Arvind Dharia and the Company.

10.18 Restricted Stock Agreement, dated March 9, 2007, between Robert Schmertz and the Company.

10.19 Restricted Stock Agreement, dated April 25, 2007, between Awadhesh Sinha and the Company.

10.20 Non-Qualified Stock Option Agreement, dated May 16, 2007, between Jeffrey Silverman and the Company.

10.21 Non-Qualified Stock Option Agreement, dated May 16, 2007, between Jeffrey Silverman and the Company.

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



DATE: November 9, 2007


                                       STEVEN MADDEN, LTD.

                                       /s/ JAMIESON A. KARSON
                                       -----------------------------------------
                                       Jamieson A. Karson
                                       Chairman and Chief Executive Officer


                                       /s/ ARVIND DHARIA
                                       -----------------------------------------
                                       Arvind Dharia
                                       Chief Financial Officer

Exhibit No.       Description
-----------       -----------

10.1 Secured Promissory Note, dated June 25, 2007, of Steven Madden to the Company.

10.2 Form of Non-Qualified Stock Option Agreement (Chief Executive Officer) under the Company's 2006 Stock Incentive Plan, as amended (the "Plan"), as adopted October 30, 2007.

10.3 Form of Non-Qualified Stock Option Agreement (Employee without Employment Agreement) under the Plan, as adopted October 30, 2007.

10.4 Form of Non-Qualified Stock Option Agreement (Employee with Employment Agreement) under the Plan, as adopted October 30, 2007.

10.5 Form of Restricted Stock Agreement (Chief Executive Officer) under the Plan, as adopted October 30, 2007.

10.6              Form  of  Restricted   Stock   Agreement   (Employee   without
                  Employment Agreement) under the Plan, as adopted October 30, 2007.

10.7 Form of Restricted Stock Agreement (Employee with Employment Agreement) under the Plan, as adopted October 30, 2007.

10.8 Form of Restricted Stock Agreement under the Plan used for grants made to non- employee directors from March 2006 through May 2007, with a schedule setting forth the name of each of the recipients, the date of the grant and the number of shares.

10.9 Restricted Stock Agreement, dated March 24, 2006, between Jamieson A. Karson and the Company.

10.10 Restricted Stock Agreement, dated March 27, 2007, between Jamieson A. Karson and the Company.

10.11 Amendments to Restricted Stock Agreements, dated as of March 23, 2007, between Jamieson A. Karson and the Company.

10.12 Restricted Stock Agreement, dated March 24, 2006, between Steven H. Madden and the Company.

10.13             Restricted Stock Agreement, dated June 9, 2006, between Steven
                  H. Madden and the Company.

10.14 Restricted Stock Agreement, dated March 24, 2006, between Arvind Dharia and the Company.

10.15 Restricted Stock Agreement, dated March 20, 2006, between Amelia Newton Varela and the Company.

10.16 Restricted Stock Agreement, dated March 20, 2006, between Robert Schmertz and the Company.

10.17 Restricted Stock Agreement, dated March 6, 2007, between Arvind Dharia and the Company.

10.18 Restricted Stock Agreement, dated March 9, 2007, between Robert Schmertz and the Company.

10.19 Restricted Stock Agreement, dated April 25, 2007, between Awadhesh Sinha and the Company.

10.20 Non-Qualified Stock Option Agreement, dated May 16, 2007, between Jeffrey Silverman and the Company.

10.21 Non-Qualified Stock Option Agreement, dated May 16, 2007, between Jeffrey Silverman and the Company.

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