Form 10-K
period 2007-12-31
STEVEN MADDEN, LTD.
filed 2008-03-12
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission File Number 0-23702

STEVEN MADDEN, LTD.
(Exact name of registrant as specified in its charter)

Delaware	13-3588231
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

52-16 Barnett Avenue, Long Island City, New York 11104
(Address of principal executive offices) (Zip Code)

(718) 446-1800
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.0001 per share	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer ☐           Accelerated filer ☒          Non-accelerated filer ☐          Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the registrant) as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $626,540,000 (based on the closing sale price of the registrant’s common stock on that date as reported on The NASDAQ Global Select Market).

          The number of outstanding shares of the registrant’s common stock as of March 6, 2008 was 20,120,983 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

          PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED TO BE HELD ON OR ABOUT MAY 23, 2008.

PART I

ITEM 1	BUSINESS

          Steven Madden, Ltd. (and its subsidiaries) designs, sources, markets and retails fashion-forward footwear for women, men and children. In addition, we design, source, market and retail name brand and private label fashion handbags and accessories through our Daniel M. Friedman Division. We distribute products through our retail stores, our e-commerce website, department and specialty stores throughout the United States and through special distribution arrangements in Canada, Europe, Central and South America, Australia and Asia. Our product line includes a broad range of updated styles which are designed to establish or capitalize on market trends, complemented by core products. We have established a reputation for our creative designs, popular styles and quality products at affordable price points.

          Our business is comprised of three (3) distinct divisions (Wholesale, Retail and First Cost). Our Wholesale Division includes eight (8) core segments: Steve Madden Womens, Steve Madden Mens, Candie’s®, Madden Girl, Steve Madden’s Fix, Steven®, Stevies® and Daniel M. Friedman. The Daniel M. Friedman Division, through license agreements, includes the Daisy Fuentes, Betsey Johnson and Tracy Reese accessories brands. Steven Madden Retail, Inc., our wholly-owned retail subsidiary, operates Steve Madden® and Steven® retail stores as well as our e-commerce website. Our wholly-owned subsidiary, Adesso-Madden, Inc., acts as a buying agent for footwear products under private labels for many of the country’s large mass merchandisers. We also license our Steve Madden® and Steven® trademarks for several accessory and apparel categories.

          Steven Madden, Ltd. was incorporated as a New York corporation on July 9, 1990 and reincorporated under the same name in Delaware in November 1998. We completed our initial public offering in December 1993 and our shares of common stock currently trade on The NASDAQ Global Select Market under the symbol “SHOO”.

          We maintain our principal executive offices at 52-16 Barnett Avenue, Long Island City, NY 11104, telephone number (718) 446-1800.

          Our website is http://www.stevemadden.com. We file our annual, quarterly and current reports and other information with the Securities and Exchange Commission. We make available, free of charge, on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and our Proxy Statement for our Annual Meeting as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. We will provide paper copies of such filings free of charge upon request. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 R Street, NE, Washington, DC, 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. In addition, the Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding us, which is available at http://www.sec.gov.

Wholesale Divisions

Steve Madden Womens Wholesale Division

          The Steve Madden® Womens Wholesale Division designs, sources and markets our Steve Madden® brand to major department stores, better specialty stores and independently owned boutiques throughout the United States. The Steve Madden® brand has become a leading life-style brand in the fashion conscious marketplace. To serve our customers (primarily women ages 16 to 35), Madden Womens creates and markets fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at affordable prices.

          As our largest division, Madden Womens generated net sales of $127.8 million for the year ended December 31, 2007, or approximately 30% of our total net sales. New products for Madden Womens are test marketed at our retail stores. Typically, within a few days, we can determine if the test product appeals to customers. This enables us to use our flexible sourcing model to rapidly respond to changing trends which we believe is essential for success in the fashion arena.

Steve Madden Mens Wholesale Division

          The Steve Madden Mens Wholesale Division designs, sources and markets a full collection of directional men’s shoes and fashion forward athletic shoes to major department stores, better specialty stores and independent shoe stores throughout the United States. Price points range from $70 to $100 at retail, targeted at men ages 20 to 40 years old. Madden Mens generated net sales of $51.2 million for the year ended December 31, 2007, or approximately 12% of our total net sales. Madden Mens maintains open stock inventory positions in select patterns to serve the replenishment programs of its wholesale customers.

Candie’s Wholesale Division

          Pursuant to our license agreement with Candie’s, Inc., we design, source and market Candie’s® branded footwear for women and kids through our Candie’s Wholesale Division. Our Candie’s Wholesale Division generated net sales of $22.1 million for the year ended December 31, 2007, or approximately 5% of our total net sales.

          On December 6, 2004, the license agreement with Candie’s was amended to reflect Candie’s decision to name Kohl’s Corporation as the exclusive provider of a new line of Candie’s apparel. Pursuant to the amendment, commencing on January 1, 2007, we no longer have the exclusive right to market Candie’s® branded footwear and we are permitted to sell Candie’s® branded footwear only to Kohl’s. Under the terms of the amendment, Candie’s has guaranteed that we will achieve minimum sales levels with Kohl’s during the term of the agreement, which runs through December 31, 2010. In the event such minimum sales levels are not achieved, Candie’s is required to compensate us in an amount based on a percentage of the sales shortfall. For the year ended December 31, 2007, the minimum sales level was met.

Madden Girl - Wholesale Division

          The Madden Girl Wholesale Division designs, sources and markets a full collection of directional young women’s shoes. Madden Girl is geared for young women ages 13 to 20 and is an “opening price point” brand that is currently being sold at department stores, mid-tier retailers and specialty stores. Madden Girl generated net sales of $29.3 million for the year ended December 31, 2007, or approximately 7% of our total net sales.

Steve Madden’s Fix - Wholesale Division

          We introduced Steve Madden’s Fix in the fourth quarter of 2007. The Fix Division designs, sources and markets a line of fashion-forward athletic sneakers to major department stores, better specialty stores and independently owned boutiques throughout the United States. Fix is targeted at women ages 16 to 35 with average price points that range from $60 to $80 at retail. Fix generated net sales of $0.4 million in the fourth quarter, as well as for the year ended December 31, 2007.

Diva Acquisition Corp. - Steven® Wholesale Division

          Diva Acquisition Corp. designs, sources and markets women’s fashion footwear under the Steven® trademark through major department and better footwear specialty stores throughout the United States. Priced a tier above the Steve Madden® brand, Steven® products are designed to appeal principally to fashion conscious women, ages 26 to 45, who shop at department stores and footwear boutiques. Steven® generated net sales of $16.1 million for the year ended December 31, 2007, or approximately 4% of our total net sales.

Stevies® Wholesale Division

          Our Stevies® Wholesale Division designs, sources and markets footwear for young girls to major department stores, such as Nordstrom, specialty stores, such as Limited Too, and independent boutiques throughout the United States. Stevies® generated net sales of $8.9 million for the year ended December 31, 2007 or approximately 2% of our total net sales.

Daniel M. Friedman Wholesale Division

          Our Daniel M. Friedman Wholesale Division designs, sources and markets name brand and private label fashion handbags and accessories to major department stores, value price retailers and better specialty stores throughout the United States. Daniel M. Friedman generated net sales of $54.5 million for the year ended December 31, 2007, or approximately 13% of our total net sales.

Retail Division

Steven Madden Retail, Inc.

          As of December 31, 2007, we owned and operated one hundred (100) retail stores including ninety-four (94) stores under the Steve Madden® name and six (6) under the Steven® name. In addition, we operate one (1) e-commerce website (through the www.stevemadden.com). In 2007, we opened seven (7) new stores and closed two (2) underperforming stores. Steve Madden stores are located in major shopping malls and in street locations across the United States. In 2007, the retail stores generated annual sales in excess of $655 per square foot. Sales are from our Steve Madden® and Steven® products. Comparative store sales (sales of those stores, including the e-commerce website, that were open for all of 2007 and 2006) decreased 7.6% in 2007 compared to 2006. The Retail Division generated net sales of $120.6 million for the year ended December 31, 2007, or approximately 28% of our total net sales.

          We believe that the Retail Division will continue to enhance overall sales and profitability while building equity in the Steve Madden brand. We plan to add three new retail stores during 2008. The expansion of the Retail Division enables us to test and react to new products and classifications which, in turn, strengthens the product development efforts of the Steve Madden Wholesale Division.

First Cost Division

Adesso-Madden, Inc.

          In September 1995, we incorporated Adesso-Madden, Inc (“A-M”). as a wholly owned subsidiary. A-M was formed to serve as a buying agent to mass-market merchants, shoe store chains and other value-priced retailers in connection with the procurement of footwear. As a buying agent, A-M utilizes its expertise and its relationships with shoe manufacturers to facilitate the production of private label shoes to its customers’ specifications. We believe that by operating in the private label, mass merchandising market, we are able to maximize additional non-branded sales opportunities. This leverages our overall sourcing and design capabilities. Currently, this division serves as a buying agent for the procurement of women’s, men’s and children’s footwear for large retailers, including Target, Wal-Mart, Mervyns, J.C. Penney and Sears. A-M receives buying agent’s commissions from its customers. In addition, we have leveraged the strength of our Steve Madden brands and product designs resulting in a partial recovery of our design, product and development costs from our suppliers. The First Cost Division generated operating income of $14.7 million for the year ended December 31, 2007.

Licensing

          As of December 31, 2007, we licensed our Steve Madden® and Steven® trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, hosiery, outerwear and girl’s apparel. Most of the license agreements require the licensee pay to us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand. Licensing income for the year ended December 31, 2007 was $3.7 million.

Design

          We have established a reputation for our creative designs, marketing and trendy products at affordable price points. We believe that our future success will substantially depend on our ability to continue to anticipate and react to changing consumer demands in a timely manner. To meet this objective, we have developed an unparalleled design process that allows us to recognize and act quickly to changing consumer demands. Our design team strives to create designs which it believes fit our image, reflect current or future trends and can be manufactured in a timely and cost-effective manner. Once the initial design is complete, a prototype is developed, which is reviewed and refined prior to the commencement of initial production. Most new products are then tested in selected Steve Madden® retail stores. Winners are then offered for wholesale and retail distribution nationwide. We believe that our design and testing process and flexible sourcing model is a significant competitive advantage allowing us to mitigate the risk of production costs and the distribution of less desirable designs.

Product Sourcing and Distribution

          We source each of our product lines separately based on the individual design, styling and quality specifications of the products in such product lines. We do not own or operate manufacturing facilities; rather, we source our branded products through agents and our own sourcing office with independently owned manufacturers in China, Brazil, Italy, Mexico, Spain and India. We have established relationships with a number of manufacturers and agents in each of these countries. Although we have not entered into any long-term manufacturing or supply contracts, we believe that a sufficient number of alternative sources exist for the manufacture of our products. We continually monitor the availability of the principal materials used in our footwear, which are available from a number of sources in various parts of the world. We track inventory flow on a regular basis, monitor sell-through data and incorporate input on product demand from wholesale customers. We use retailers’ feedback to adjust the production or manufacture of new products on a timely basis, which minimizes the close out of slow-moving products.

          We distribute our products from three (3) third-party distribution warehouse centers located in California and New Jersey. By utilizing distribution facilities that specialize in distributing products to certain wholesale accounts, Steve Madden® retail stores and internet fulfillment, we believe that our customers are better served.

Customers

          Our wholesale customers consist principally of department stores and specialty stores, including independent boutiques. Approximately 86% of our wholesale revenue is generated from department and specialty stores, including Macy’s, Nordstrom, DSW, Kohl’s, Famous Footwear, and Dillard’s and catalog retailers, including Victoria’s Secret. For the year ended December 31, 2007, Macy’s accounted for approximately $51.2 million, or 17% of our wholesale net sales and 12% of our total net sales.

Distribution Channels

          We sell our products principally through department stores, specialty stores and discount stores in the United States and through our company-owned retail stores. For the year ended December 31, 2007, our Retail Division and our Wholesale Division generated net sales of approximately $120.6 million and $310.4 million, or 28% and 72% of our total net sales, respectively. Each of these distribution channels are described below.

Steve Madden and Steven Retail Stores

          As of December 31, 2007, we operated ninety-four (94) company-owned retail stores under the Steve Madden® name and six (6) under the Steven® name and one (1) e-commerce website (through the www.stevemadden.com website). We believe that our retail stores will continue to enhance overall sales, profitability, and our ability to react to changing consumer trends. The stores are also a marketing tool that allows us to strengthen brand recognition and to showcase selected items from our full line of branded and licensed products. Furthermore, the retail stores provide us with a venue to test and introduce new products and merchandising strategies. Specifically, we often test new designs at our Steve Madden® retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, we have been able to leverage sales information gathered at Steve Madden® retail stores to assist our wholesale customers in order placement and inventory management.

          A typical Steve Madden® store is approximately 1,400 to 1,600 square feet and is located in a mall or street location that we expect will attract the highest concentration of our core demographic, style-conscious customer base. The Steven® stores, which are generally the same size as our Steve Madden stores, have a more sophisticated design and format styled to appeal to their more mature target audience. In addition to carefully analyzing mall demographics and locations, we also set profitability guidelines for each potential store site. Specifically, we target well trafficked sites at which the demographics fit our consumer profile and seek new locations where the projected fixed annual rent expense stays within our guidelines. By setting these guidelines, we seek to identify stores that will contribute to our overall profitability both in the near and longer terms.

Department Stores

          We currently sell to over 3,414 doors of 20 department stores throughout the United States. Our major accounts include Macy’s, Nordstrom, Dillard’s and Lord & Taylor.

          We provide merchandising support to our department store customers which includes in-store fixtures and signage, supervision of displays and merchandising of our various product lines. Our wholesale merchandising effort includes the creation of in-store concept shops, where a broader collection of our branded products are showcased. These in-store concept shops create an environment that is consistent with our image and are designed to enable the retailer to display and sell a greater volume of our products per square foot of retail space. In addition, these in-store concept shops encourage longer term commitment by the retailer to our products and enhance consumer brand awareness.

          In addition to merchandising support, our key account executives maintain weekly communications with their respective accounts to guide them in placing orders and to assist them in managing inventory, assortment and retail sales. We leverage our sell-through data gathered at our retail stores to assist department stores in allocating their open-to-buy dollars to the most popular styles in the product line and to phase out styles with weaker sell-throughs, which minimizes markdown exposure at season’s end.

Specialty Stores/Catalog Sales

          We currently sell to specialty store locations throughout the United States. Our major specialty store accounts include DSW, Famous Footwear and Journeys. We offer our specialty store accounts the same merchandising, sell-through and inventory tracking support offered to our department store accounts. Sales of our products are also made through various catalogs, such as Victoria’s Secret.

Internet Sales

          We operate an Internet website, www.stevemadden.com, where customers can purchase numerous styles of our Steve Madden®, Steven® and Steve Madden Mens footwear and accessory products.

Distribution Agreements

          Steve Madden® products are available in many countries and territories worldwide via several retail selling and distribution agreements. Under the terms of the agreements, the distributors and retailers are required to open a minimum number of stores each year and to pay us a fee for each pair of footwear purchased, and in many cases, an additional fixed amount per pair or an additional amount based on a percentage of sales. Under the terms of the distribution agreements, the distributor is required to purchase certain minimum amounts of Steve Madden® shoes. These agreements, which expire at various times through December 31, 2012 with renewal options at the election of the distributors and retailers, are exclusive in their specific territories which include Canada, Mexico, Israel, Turkey, China, Australia, New Zealand, UAE, Kuwait, Egypt, Bahrain, Qatar, Oman, several countries in southeast Asia, including Indonesia and Thailand, Morocco, South Africa and several countries in Central and South America.

Competition

          The fashion footwear industry is highly competitive. We compete with specialty shoe companies as well as companies with diversified footwear product lines. Many of these competitors, including Nine West, Skechers, Kenneth Cole, Nike and Guess, may have greater financial and other resources than us. We believe effective advertising and marketing, fashionable styling, high quality, value and fast manufacturing turnaround are the most important competitive factors and intend to continue to employ these elements as we develop our products.

Marketing and Sales

          We have focused on creating an integrated brand building program to establish Steve Madden as a leading designer of fashion footwear for style-conscious young women and men. Principal marketing activities include product placements in lifestyle and fashion magazines, personal appearances by Creative and Design Chief, Steve Madden, and in-store promotions. In addition, we continue to promote our website (www.stevemadden.com) where customers can purchase Steve Madden®, Steven® and Steven Madden’s Fix® products, as well as view exclusive content, participate in contests and “live chat” with customer service representatives.

Management Information Systems (MIS) Operations

          Sophisticated information systems are essential to our ability to maintain our competitive position and to support continued growth. We operate on a dual AS/400 system which provides system support for all aspects of our business including manufacturing purchase orders, customer purchase orders, order allocations, invoicing, accounts receivable management, quick response replenishment, point-of-sale support and financial and management reporting functions. We have a PKMS bar coded warehousing system that is integrated with the wholesale system in order to provide accurate inventory positions and quick response size replenishment for our customers. In addition, we have installed an EDI system which provides a computer link between us and certain wholesale customers that enables both the customer and us to monitor purchases, shipments and invoicing. The EDI system also improves our ability to respond to customer inventory requirements on a weekly basis.

Receivables Financing; Line of Credit

          Under the terms of our factoring agreement with GMAC Commercial Finance LLC, as amended, we may request advances from the factor of up to 80% of aggregate receivables purchased by the factor at an interest rate equal to the lower of the prime rate less 0.875% or the 30-day London Interbank Offered Rate plus 1.375%. The agreement, which has no specific expiration date and can be terminated by either party with sixty (60) days written notice after June 30, 2007, provides us with a $50 million credit facility with a $25 million sub-limit on the aggregate face amount of Letters of Credit. We also pay a fee that varies depending on the customer of between 0.15% and 0.25% of the gross invoice amount of each receivable purchased. We sell and assign a substantial portion of our receivables, principally without recourse, to the factor. As of December 31, 2007 and 2006, $272 and $260 of factored receivables, respectively, were sold by us with recourse. GMAC maintains a lien on all of our receivables and assumes the credit risk for all assigned accounts approved by them with certain restrictions.

          Our Daniel M. Friedman Division had a factoring agreement with Wells Fargo Century that expired on June 30, 2007. Under the terms of the agreement, we were eligible to draw down 85% of our invoiced receivables at an interest rate equal to the prime rate. We paid a fee equal to 0.45% of the gross invoice amount of each receivable purchased. Wells Fargo Century maintained a lien on all of Daniel M. Friedman’s receivables and assumed the credit risk for all assigned accounts approved by them with certain restrictions. As of July 1, 2007, Daniel M. Friedman has been incorporated into the GMAC agreement.

Trademarks and Service Marks

          The STEVE MADDEN and/or STEVE MADDEN plus Design trademarks and service marks have been registered in numerous International Classes in the United States (Int’l Cl. 25 for clothing and footwear; Int’l Cl. 18 for leather goods, such as handbags and wallets; Int’l Cl. 9 for eyewear; Int’l Cl. 14 for jewelry; Int’l Cl. 3 for cosmetics and fragrances; Int’l Cl. 20 for picture frames; Int’l Cl. 16 for paper goods; and Int’l Cl. 35 for retail store services). We also have pending trademark applications in the United States for the mark STEVE MADDEN and/or STEVE MADDEN (design) in numerous international classes (Class 14 for watches, Class 18 for bags and leather goods, and Class 26 for hair accessories).

          We also have trademark registrations in the United States for the marks EYESHADOWS BY STEVE MADDEN (Int’l Cl. 9 for eyewear), ICE TEE (Int’l Cl. 25 for clothing and footwear), SHOE BIZ BY STEVE MADDEN (Int’l Cl. 25 for clothing and footwear; and Int’l Cl. 35 for retail store services) STEVEN M. (Int’l Class 25 for clothing and footwear); and STEVEN (Int’l Cl. 25 for clothing and footwear, Class 3 for cosmetics and fragrances, Class 14 for jewelry, Class 18 for leather goods, Class 26 for hair accessories, Class 35 for retail store services, and Class 9 for eyewear). We also own a registration for the mark SOHO COBBLER and SOHO COBBLER (design) in the U.S. in Class 25 for clothing.

          We also have several pending applications in the U.S. for MADDEN in Class 18 for bags, Class 14 for jewelry, and Class 25 for clothing and footwear. We also have a registration in the U.S. for STEVEN BY STEVE MADDEN in Class 25 (belts), and pending applications in the U.S. for STEVEN BY STEVE MADDEN or STEVEN BY STEVE MADDEN (design) in Classes 9 (cd cases and cell phone cases), 14 (watches and clocks), 18 (bags and small leather goods) 24 (bedding), and 25 (clothing and footwear), 28 (video game cases), and for MADDEN BY STEVE MADDEN in Class 14 for jewelry and watches, and Class 18 for bags.

          Additionally, we have trademark and service mark registrations and applications in the United States for various marks, including STEVE MADDEN LUXE registered in Class 25 for clothing and footwear and pending in Class 14 for watches and clocks; RULE STEVE MADDEN pending (in Class 3 for perfume and cosmetics, Class 4 for candles, Class 6 for key rings and key chains, Class 9 for eyewear and CDs, Class 11 for lamps, Class 14 for jewelry, Class 16 for stationery and notebooks, Class 18 for bags, Class 20 for furniture, Class 21 for housewares, Class 24 for bedding, Class 25 for clothing and footwear, Class 26 for hair accessories, Class 27 for carpets and rugs, Class 28 for toys and games, Class 32 for light beverages, and Class 35 for retail store services); FIX, FIX (design), and STEVE MADDEN’S FIX pending in Class 25 (clothing and footwear); LITTLE MISS COMFORT pending in Class 18 (bags) and 25 (clothing); MADDEN ACTIVE, MADDEN BOYZ, MADDEN GIRL, MADDEN GIRLZ, MADDEN KIDZ, MADDEN NEW YORK, and MADDEN SPORT all pending in Class 25 (clothing and footwear); and NATURAL COMFORT registered in Class 25 (footwear).

          We further own registrations for the STEVE MADDEN and/or STEVE MADDEN plus Design trademarks and service marks in various International Classes in Argentina, Armenia, Aruba, Australia, Bahrain, Belize, Brazil, Canada, Chile, China, Colombia, El Salvador, Guatemala, Hong Kong, Israel, Italy, Japan, Korea, Lebanon, Mexico, Netherland Antilles, New Zealand, the Netherlands, Nicaragua, Norway, Oman, Panama, the Philippines, Qatar, Russia, Saudi Arabia, Singapore, South Africa, Taiwan, Thailand, Turkey, the United Arab Emirates, Uzbekistan, the European Union, and the Benelux countries and have pending applications for registration of the STEVE MADDEN and/or STEVE MADDEN plus Design trademarks and service marks in Aruba, Azerbaijan, Bahamas, Belarus, Canada, China, Costa Rica, Ecuador, Egypt, Estonia, Georgia, Guatemala, Honduras, India, Indonesia, Jordan, Kazakhstan, Korea, Kuwait, Kyrgyzstan, Latvia, Lithuania, Moldova, Oman, Paraguay, Peru, the Philippines, Saudi Arabia, Tajikistan, Turkmenistan, Ukraine, Venezuela, and the United Arab Emirates.

          Additionally, we own registrations for the STEVEN trademark and service mark in various International Classes in Australia, Bahrain, Belize, China, the Dominican Republic, El Salvador, Hong Kong, Israel, Japan, Lebanon, Malaysia, New Zealand, Netherland Antilles, Norway, the Philippines, Qatar, Russia, Saudi Arabia, South Africa, Thailand, Taiwan, Turkey, and the United Arab Emirates and have pending applications for registration of the STEVEN trademark and service mark in China, Columbia, Costa Rica, Ecuador, Egypt, the European Union, Guatemala, India, Indonesia, Israel, Italy, Jordan, Korea, Kuwait, Malaysia, Nicaragua, Oman, Philippines, Taiwan, Thailand, Turkey, Taiwan, and Venezuela.

          We further own registrations for the “torch stripe” design in Class 25 in the European Union and Panama, and China.

          We further own registrations for the mark STEVEN BY STEVE MADDEN in various international classes in the European Union, Hong Kong, Panama, and Taiwan, and have pending applications for the mark STEVEN BY STEVE MADDEN in various international classes in Aruba, Canada, China, Egypt, India, Israel, Korea, and Venezuela.

          We further have pending applications for the mark STEVE MADDEN’S FIX* in international class 25 in China, the European Union, Mexico, and Turkey.

          We further have pending applications for the mark MADDEN GIRL in international class 25 in Egypt, India, Kuwait, and Saudi Arabia.

          We further have pending applications for the mark NATURAL COMFORT in various international classes in Egypt, India, Kuwait, and Saudi Arabia.

          We further own registrations for the mark SM NEW YORK and/or SM NEW YORK in International Class 25 (clothing and footwear) in Aruba, Belize, the Dominican Republic, Ecuador, El Salvador, Hong Kong, Guatemala, India, Netherland Antilles, and New Zealand, Nicaragua, Panama, and has pending applications for registration of the SM NEW YORK mark in International Class 25 (clothing and footwear) in Australia, Columbia, Costa Rica, Indonesia, Saudi Arabia, South Africa, and Venezuela.

          Additionally, we, through our Diva Acquisition Corp. and Diva International, Inc. subsidiaries, own registrations for the DAVID AARON trademark in the United States in Class 25 for clothing Class 18 for handbags and wallets, and Class 35 for retail store services, and in Australia, Canada, the European Union, Hong Kong, Japan, Panama and South Africa in some or all of Classes 3, 18, and 25, and for our D. AARON trademark in Class 25 in Spain. Also, we own registrations for our DAVID AARON trademark in International Class 3 for perfume and cosmetics; International Class 9 for eyewear; International Class 14 for jewelry; International Class 16 for paper goods; International Class 18 for bags; International Class 24 for bed and bath products; International Class 25 for clothing and footwear and International Class 26 hair accessories in Korea.

          We, through our Stevies, Inc. subsidiary, also own various registrations for the STEVIES and /or STEVIES plus Design trademark and service mark in a number of International Classes in the United States (Int’l Class 25 for clothing and footwear; Int’l Class 18 for leather goods, such as handbags and wallets; International Class 35 for retail store services; International Class 14 for jewelry; International Class 28 for toys; Int’l Class 16 for magazines; Int’l Class 3 for perfume and cosmetics, Int’l Class 9 for CDs and eyewear; Int’l Cl. 27 for rugs and carpets; and Int’l Class 26 for hair accessories), and for STEVIES BY STEVE MADDEN in Class 14 for jewelry, Class 9 for eyewear, Class 3 for perfume and cosmetics, Class 25 for clothing and footwear, Class 28 for toys and games, Class 35 for retail services, Class 16 for magazines, Class 18 for bags.

          Additionally, Stevies, Inc. has pending trademark and service mark applications and/or existing registrations for the STEVIES and STEVIES plus Design marks in various International Classes in Aruba, Argentina, Australia, Bahrain, Brazil, Canada, China, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Egypt, El Salvador, European Union, Guatemala, Hong Kong, Honduras, Indonesia, India, Israel, Japan, Korea, Kuwait, Lebanon, Malaysia, Mexico, Netherland Antilles, Nicaragua, New Zealand, Oman, Panama, Peru, Qatar, Saudi Arabia, Singapore, South Africa, Taiwan, Thailand, Turkey, the United Arab Emirates and Venezuela.

          We believe that our trademarks have a significant value and are important to the marketing of our products. There can be no assurance, however, that we will be able to effectively obtain rights to our marks throughout all of the countries of the world. Moreover, no assurance can be given that others will not assert rights in, or ownership of, our trademarks and other proprietary rights or that we will be able to successfully resolve such conflicts. Our failure to protect such rights from unlawful and improper appropriation may have a material adverse effect on our business and financial condition, results of operations and liquidity.

Employees

          On February 5, 2008, we employed approximately one thousand five hundred and ten (1,510) employees, of whom approximately seven hundred forty (740) work on a full-time basis and approximately seven hundred seventy (770) work on a part-time basis, most of whom work in the Retail Division. Our management considers relations with our employees to be good.

Seasonality

          Historically, our merchandising businesses have experienced holiday retail seasonality. In addition to seasonal fluctuations, our operating results fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of our products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write downs for obsolescence, the cost of materials, the product mix between wholesale, retail and licensing businesses, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors.

Backlog

          We had unfilled wholesale customer orders of $113.8 million and $103.7 million, as of February 21, 2008 and 2007, respectively. Our backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of our core basic products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

ITEM 1A	RISK FACTORS

                    You should carefully consider the risks and uncertainties we describe below and the other information in this Annual Report or Form 10-K incorporated by reference herein before deciding to invest in, sell or retain shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations and liquidity could be materially harmed.

          Fashion Industry Risks. Our success will depend in significant part upon our ability to anticipate and respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that our products will correspond to the changes in taste and demand or that we will be able to successfully market products that respond to such trends. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for others. In addition, misjudgments in merchandise selection could adversely affect our image with our customers resulting in lower sales and increased markdown allowances for customers which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

          The industry in which we operate is cyclical, with purchases tending to decline during recessionary periods when disposable income is low. Purchases of contemporary shoes and accessories tend to decline during recessionary periods and also may decline at other times. There can be no assurance that we will be able to grow or even maintain our current level of revenues and earnings, or remain profitable in the future. A recession in the national or regional economies or uncertainties regarding future economic prospects, among other things, could affect consumer-spending habits and have a material adverse effect on our business, financial condition, results of operations and liquidity.

          In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of storesthat carry our products or increase the ownership concentration within the retail industry. While such changes in the retail industry to date have not had a material adverse effect on our business or financial condition, results of operations and liquidity, there can be no assurance as to the future effect of any such changes.

          Inventory Management. The fashion-oriented nature of our products and the rapid changes in customer preferences leave us vulnerable to an increased risk of inventory obsolescence. Thus, our ability to manage our inventories properly is an important factor in our operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Conversely, excess inventories can result in lower gross margins due to the excessive discounts and markdowns that might be necessary to reduce inventory levels. Our inability to effectively manage our inventory could have a material adverse effect on our business, financial condition, results of operations and liquidity.

          Dependence upon Customers and Risks Related to Extending Credit to Customers. Our customers consist principally of department stores and specialty stores, including shoe boutiques. Certain of our department store customers, including some under common ownership, account for significant portions of our wholesale business.

          We generally enter into a number of purchase order commitments with our customers for each of our lines every season and do not enter into long-term agreements with any of our customers. Therefore, a decision by a significant customer of ours, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us or to change its manner of doing business could have a material adverse effect on our business, financial condition, results of operations and liquidity. We sell our products primarily to retail stores across the United States and extend credit based on an evaluation of each customer’s financial condition, usually without collateral. While various retailers, including some of our customers, have experienced financial difficulties in the past few years which increased the risk of extending credit to such retailers, our losses due to bad debts have been limited. Pursuant to the terms of our factoring agreement, GMAC currently assumes the credit risk related to approximately 84% of our accounts receivable. However, financial difficulties of a customer could cause us to curtail business with such customer or require us to assume more credit risk relating to such customer’s accounts receivable.

          Impact of Foreign Manufacturers. During the year ended December 31, 2007, approximately 99% of our products were purchased through arrangements with a number of foreign manufacturers, primarily from China, Brazil, Italy and Spain.

          Risks inherent in foreign operations include work stoppages, transportation delays and interruptions, changes in social, political and economic conditions which could result in the disruption of trade from the countries in which our manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. We do not believe that any such economic or political condition will materially affect our ability to purchase products, since a variety of materials and alternative sources are available. We cannot be certain, however, that we will be able to identify such alternative sources without delay (if ever) or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could have a material adverse effect on our business, financial condition, results of operations and liquidity.

          Our imported products are also subject to United States custom duties. The United States and the countries in which our products are produced or sold, from time to time, impose new quotas, duties, tariffs, or other restrictions, or may adversely adjust prevailing quota, duty or tariff levels, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

          Possible Adverse Impact of Unaffiliated Manufacturers’ Inability to Manufacture in a Timely Manner, Meet Quality Standards or to Use Acceptable Labor Practices. As is common in the footwear industry, we contract for the manufacture of 99% of our products to our specifications through foreign manufacturers. We do not own or operate any manufacturing facilities and we are therefore dependent upon independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications by both domestic and international manufacturers. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

          Although we enter into a number of purchase order commitments each season specifying a time frame for delivery, method of payment, design and quality specifications and other standard industry provisions, we do not have long-term contracts with any manufacturer. As a consequence, any of these manufacturing relationships may be terminated, by either party, at any time. Although we believe that other facilities are available for the manufacture of our products, both within and outside of the United States, there can be no assurance that such facilities would be available to us on an immediate basis, if at all, or that the costs charged to us by such manufacturers would not be greater than those presently paid.

          We do not control our licensing partners or independent manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer of ours or by one of our licensing partners, or the divergence of an independent manufacturer’s or licensing partner’s labor practices from those generally accepted as ethical in the United States, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

          Intense Industry Competition. The fashion footwear industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. The recent market growth in the sales of fashion footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Nine West, Skechers, Kenneth Cole, Nike and Guess may have significantly greater financial and other resources than us and there can be no assurance that we will be able to compete successfully with other fashion footwear companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on our business, financial condition, results of operations and liquidity. We believe effective advertising and marketing, branding of the Steve Madden name, fashionable styling, high quality and value are the most important competitive factors and we plan to continually employ these elements as we develop our products. Our inability to effectively advertise and market our products could have a material adverse effect on our business, financial condition, results of operations and liquidity.

          Expansion of Retail Business. Our continued growth depends to a significant degree on further developing the Steve Madden®, Stevies®, Steven®, Madden Girl, Steve Madden Mens, Natural Comfort and Candie’s® brands, creating new product categories and businesses and operating company-owned Steve Madden® and Steven® stores on a profitable basis. During the year ended December 31, 2007, we opened seven (7) Steve Madden® retail stores and have plans to open three (3) additional stores in the year ending December 31, 2008. Our expansion plan includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by us in our existing markets. There can be no assurance that we will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management’s expectations. Our retail expansion is dependent on a number of factors, including our ability to locate and obtain favorable store sites, the performance of our wholesale and retail operations, and our ability to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that our comparable store sales results can be maintained or will increase in the future. In addition, there can be no assurance that our strategies to increase other sources of revenue, which may include expansion of our licensing activities, will be successful or that our overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

          Management of Growth. Our operations have increased and will continue to increase demand on our managerial, operational and administrative resources. We have recently invested significant resources in, amongst other things, our management information systems and hiring and training new personnel. However, in order to manage currently anticipated levels of future demand, we may be required to, among other things, expand our distribution facilities, establish relationships with new manufacturers to produce our product, and continue to expand and improve our financial, management and operating systems. There can be no assurance that we will be able to manage future growth effectively and a failure to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity.

          Seasonal and Quarterly Fluctuations. Our results may fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of our products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write downs for obsolescence, the cost of materials, the product mix between wholesale, retail and licensing businesses, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. In addition, we expect that our sales and operating results may be significantly impacted by the opening of new retail stores and the introduction of new products. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

          Trademark and Service Mark Protection. We believe that our trademarks and service marks and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. Nevertheless, there can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products on the basis that they violate the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Our failure to establish and then protect such proprietary rights from unlawful and improper utilization could have a material adverse effect on our business, financial condition, results of operations and liquidity.

          Foreign Currency Fluctuations. We make approximately 99% of our purchases in U.S. dollars. However, we source substantially all of our products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition, results of operations and liquidity.

          Outstanding Options. As of March 6, 2008, there were outstanding options to purchase an aggregate of approximately 559,000 shares of our common stock. Holders of such options are likely to exercise them when, in all likelihood, the market price of our stock is significantly higher than the exercise price of the options. Further, while options are outstanding, they may adversely affect the terms on which we could obtain additional capital, if required.

          Economic and Political Risks. The present economic condition in the United States and concern about uncertainties could significantly reduce the disposable income available to our customers for the purchase of our products. In addition, current unstable political conditions, including the potential or actual conflicts in Iraq, North Korea or elsewhere, or the continuation or escalation of terrorism, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

ITEM 1B	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2	PROPERTIES

          We maintain approximately 40,000 square feet for our executive offices and sample production facilities at 52-16 Barnett Avenue, Long Island City, NY 11104. The lease for our headquarters expires on June 30, 2013.

          The Steve Madden showroom is located at 1370 Avenue of the Americas, New York, NY. All of our brands are displayed for sale from this 9,917 square foot space. The lease for our showroom expires on February 28, 2013.

          Daniel M. Friedman maintains approximately 20,000 square feet for its offices and showroom space at 10 West 33rd Street, New York, NY. The lease expires on December 31, 2014.

          We maintain approximately 7,200 square feet as a storage facility at 25-15 Borough Place, Woodside, NY. The lease for this space expires on October 31, 2008 and can be extended, at our option, through October 31, 2010.

          We maintain approximately 1,400 square feet as a design facility in Boston, Massachusetts. The lease for this space expires on February 28, 2010.

          We also maintain an 807 square foot showroom located at Fashion Center Dallas in the World Trade Center, Dallas, Texas. The lease for this showroom expires on April 30, 2010. We also currently engage three independent distributors to warehouse and distribute our products.

          All of our retail stores are leased pursuant to leases that, under their original term, extend for an average of ten years in length. A majority of the leases include clauses that provide for contingent rental payments if gross sales exceed certain targets. In addition, a majority of the leases enable us and/or the landlord to terminate the lease in the event that our gross sales do not achieve certain minimum levels during a prescribed period. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes.

          The current terms of our retail store leases expire as follows:

Years Lease Terms Expire	Number of Stores

2008	6
2009	9
2010	7
2011	13
2012	9
2013	11
2014	7
2015	11
2016	6
2017	14
2018	7
2019	1

ITEM 3	LEGAL PROCEEDINGS

          Except as set forth below, no material legal proceedings are pending to which we or any of our property is subject.

          On August 10, 2005, the U.S. Customs Department (“Customs”) issued a report that asserts that certain commissions that we treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. In the report, Customs estimates that we had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1million. As of June 30, 2006, based on discussions with legal counsel, we believed that the liability in this case, including interest, was not likely to exceed $1.5 million. Accordingly, as of December 31, 2006, we recorded a reserve of $1.5 million. In September of 2007, Customs notified us that it had finalized its assessment of the underpaid duties to be $1.4 million. Pursuant to this assessment, management, with the advice of legal counsel, has re-evaluated the liability in the case, including interest and penalties, and believes that it is not likely to exceed $2.7 million. We increased our reserve by $1.2 million in the third quarter of 2007. Such reserve is subject to change to reflect the status of this matter.

          We have been named as a defendant in certain other lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the holders of our common stock during the last quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our shares of common stock have traded on The NASDAQ Global Select Market since August 1, 2006 and were traded on The NASDAQ National Market prior to that date. The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2007 as reported by The NASDAQ Global Select and The NASDAQ National Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock

	High	Low		High	Low

2007			2006
Quarter ended March 31, 2007	37.00	28.12	Quarter ended March 31, 2006	24.53	18.63
Quarter ended June 30, 2007	33.51	29.49	Quarter ended June 30, 2006	37.17	23.20
Quarter ended September 30, 2007	32.96	18.11	Quarter ended September 30, 2006	40.69	26.59
Quarter ended December 31, 2007	24.01	17.50	Quarter ended December 31, 2006	44.70	33.99

          As of March 6, 2008, there were 20,120,983 shares of common stock outstanding and 86 holders of record.

          Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2007 is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

          Issuer Repurchases of Equity Securities. We did not repurchase any shares of common stock during the fourth quarter of fiscal 2007. In February and August of 2007, our Board of Directors authorized increases of our previously announced share repurchase program of $30 million and $37 million, respectively. At December 31, 2007, an aggregate of $46 million remained authorized to repurchase our Common Stock. The program has no set expiration or termination date.

          Pursuant to an agreement reached on February 2, 2005 with an 8% shareholder, we agreed to commit $25 million during the twelve months ended January 31, 2006 and $10 million during the twelve months ended January 31, 2007 to a combination of share repurchases and/or dividends, such programs to be implemented at such time and such manner as determined by the board of directors in its sole discretion. As of January 31, 2007, we satisfied this agreement by the repurchase of 909,000 shares for $14.7 million and the payment of dividends in the amount of $34.9 million.

          Performance Graph. The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2002 and ending on December 31, 2007 with the cumulative total return on the Russell 2000 Index and the S&P 500 Footwear Index. The comparison assumes that $100 was invested on December 31, 2002 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007

Steven Madden, Ltd.	$100.00	$112.89	$104.37	$161.76	$291.28	$166.02
Russell 2000 Index	$100.00	$145.37	$170.08	$175.73	$205.61	$199.96
S&P 500 Footwear Index	$100.00	$151.33	$196.87	$195.74	$226.36	$293.67

ITEM 6	SELECTED FINANCIAL DATA

          The following selected financial data has been derived from our audited Consolidated Financial Statements. The Income Statement Data relating to 2007, 2006 and 2005, and the Balance Sheet Data as of December 31, 2007 and 2006 should be read in conjunction with our audited Consolidated Financial Statements and notes thereto appearing elsewhere herein.

	Year Ended December 31,

	2007	2006	2005	2004	2003

INCOME STATEMENT DATA:
Net sales	$431,050,000	$475,163,000	$375,786,000	$338,144,000	$324,204,000
Cost of sales	257,646,000	276,734,000	236,631,000	218,601,000	201,487,000
Gross profit	173,404,000	198,429,000	139,155,000	119,543,000	122,717,000
Commissions and licensing fee - net	18,351,000	14,246,000	7,119,000	4,588,000	5,742,000
Operating expenses	(138,841,000)	(134,377,000)	(114,185,000)	(105,150,000)	(94,833,000)
Impairment of goodwill	—	—	(519,000)	—	—
Income from operations	52,914,000	78,298,000	31,570,000	18,981,000	33,626,000
Interest income	3,876,000	3,703,000	2,554,000	2,009,000	1,611,000
Interest expense	(65,000)	(100,000)	(164,000)	(68,000)	(54,000)
Gain (loss) on sale of marketable securities	(589,000)	(967,000)	(500,000)	32,000	136,000
Income before provision for income taxes	56,136,000	80,934,000	33,460,000	20,954,000	35,319,000
Provision for income taxes	20,446,000	34,684,000	14,260,000	8,679,000	14,865,000
Net Income	$35,690,000	$46,250,000	$19,200,000	$12,275,000	$20,454,000
Basic income per share	$1.73	$2.21	$0.95	$0.62	$1.05
Diluted income per share	$1.68	$2.09	$0.92	$0.58	$0.96
Basic weighted average shares of common stock	20,647,181	20,905,673	20,111,576	19,723,304	19,477,898
Effect of potential shares of common stock from exercise of options	645,010	1,195,394	806,487	1,611,120	1,729,869
Diluted weighted average shares of common stock outstanding	21,292,191	22,101,067	20,918,063	21,334,424	21,207,767

	At December 31,

	2007	2006	2005	2004	2003

BALANCE SHEET DATA:
Total assets	$266,521,000	$251,392,000	$211,728,000	$186,430,000	$177,870,000
Working capital	121,138,000	151,711,000	114,066,000	101,417,000	105,140,000
Noncurrent liabilities	3,470,000	3,136,000	2,757,000	2,088,000	1,828,000
Stockholders’ equity	$215,334,000	$211,924,000	$182,065,000	$164,665,000	$159,187,000

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of our financial condition and results of operations should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

          Statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document as well as statements made in press releases and oral statements that may be made by us or our officers, directors or employees acting on our behalf that are not statements of historical or current fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “believes,” “belief,” “expects,” “intends,” “anticipates,” “projects” or “plans” and statements in the future tense to be uncertain forward-looking statements. The forward-looking statements contained herein are also subject generally to risks set forth in “Item 1A-A Risk Factors” and to other risks and uncertainties that are described from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

Overview
($ in thousands, except retail sales data per square foot, share and earnings per share data)

Steven Madden, Ltd. (and its subsidiaries) designs, sources, markets and retails fashion-forward footwear for women, men and children. In addition, we design, source, market and retail name brand and private label fashion handbags and accessories through our Daniel M. Friedman Division. We distribute products through our retail stores, our e-commerce website, department and specialty stores throughout the United States and through special distribution arrangements in Canada, Europe, Central and South America, Australia and Asia. Our product line includes a broad range of updated styles which are designed to establish or capitalize on market trends, complemented by core products. We have established a reputation for our creative designs, popular styles and quality products at affordable price points.

The year 2007 proved to be a challenging year for the Company. The absence of fashion trends in the marketplace and the lack of big items that would drive significant sales volume resulted in a decrease in sales across several of our divisions. The weakening economy also adversely affected sales volume. In addition, net sales for the year ended December 31, 2006 included approximately $15,251 in net sales from Rule, l.e.i. and Jump, three brands that were discontinued late in 2006. For the year ended December 31, 2007, consolidated net sales decreased to $431,050 compared to $475,163 in the prior year. Gross margin in 2007 decreased to 40.2% compared to 41.8% in 2006. Including a one-time benefit of $2,498 resulting from tax savings related to prior periods and a one-time charge of $1,208 ($737 net of tax effect) related to the provision for prior years’ custom duties, net income for the year was $35,690 compared to $46,250 last year. Including a one-time benefit of $0.12 per share resulting from the above mentioned tax savings offset by a one-time charge of $0.03 per share related to the provision for prior years’ customs duties, diluted EPS for 2007 was $1.68 per share on 21,292,000 diluted weighted average shares outstanding compared to $2.09 per share on 22,101,000 diluted weighted average shares outstanding last year.

The recent expansion and growth of our international business, as well as the increase in private label business, resulted in an increase in the commission and licensing income. For the year ended December 31, 2007, income from operations in this segment increased to $14,674 from $11,321 in the prior year.

We have pursued a number of initiatives to enhance gross margins such as reducing freight costs, closeouts, store-to-store transfers and inventory shrinkage combined with better inventory controls. As a result, the gross margin in the Retail Division has increased to 56.8% in 2007 from 54.0% in 2006. This increase in gross margin was achieved despite the decrease in comparative sales results. Same store sales (sales of those stores, including the e-commerce website, that were in operation throughout all of 2007 and 2006) decreased 7.6%. Sales per square foot declined to $655 in 2007 compared to sales per square foot of $719 achieved in 2006.

A recent growth in our New York based income, combined with revisions in state and local tax law, prompted us to re-evaluate our tax filing strategies. We have elected to file our New York State and New York City tax returns on a combined basis which maximized the tax benefits provided by recent changes in New York State allocation regulations. We filed combined returns in 2006 and we were able to file amended New York State and New York City returns for 2003 through 2005 resulting in an additional one-time tax benefit in 2007. The election to file combined New York State and City returns in concert with the one-time benefit of filing past years’ amended returns has reduced our effective tax rate to 36.4% in 2007 from 42.9% in 2006. We anticipate that our effective tax rate in 2008 will be approximately 39%.

Pursuant to developments in the case with U.S. Customs, we have, in conjunction with legal counsel’s advice, increased the provision for the liability in the case from the $1,500 previously recorded to $2,700. Accordingly, an additional provision of $1,208 was made during the year ended December 31, 2007.

Our inventory turnover increased to 7.4 times in 2007 from 7.2 in 2006, because of our ability to manage inventory levels during a period of decreasing sales volume. Our accounts receivable average collection days improved to 58 days as of December 31, 2007 from 59 days on December 31, 2006. As of December 31, 2007, we had $109,857 in cash, cash equivalents and marketable securities, no short- or long-term debt, and total stockholders’ equity of $215,334. Working capital decreased to $121,138 as of December 31, 2007, compared to $151,711 on December 31, 2006, primarily due to our purchase during 2007 of $50,094 of our common stock for treasury. During the year ended December 31, 2007, net cash provided by operating activities increased to $59,907 as compared to $43,408 in the same period last year.

In line with prior commitments to enhance shareholders value, on February 19, 2008, we announced a tender offer to purchase up to 2,600,000 shares of our common stock at a price not greater than $20.00 nor less than $16.50 per share. As of December 31, 2007, there were 20,117,983 shares of our common stock issued and outstanding, not including 5,662,055 of our issued shares held in treasury. The 2,600,000 shares that we are offering to purchase represent approximately 13% of the total number of issued shares. We anticipate that we will pay for the shares tendered in the offer from our available cash.

          The following tables set forth information on operations for the periods indicated:

	Years Ended December 31 ($ in thousands)
	2007		2006		2005

CONSOLIDATED:

Net sales	$431,050	100%	$475,163	100%	$375,786	100%
Cost of sales	257,646	60	276,734	58	236,631	63
Gross profit	173,404	40	198,429	42	139,155	37
Other operating income – net of expenses	18,351	4	14,246	3	7,119	2
Operating expenses	138,841	32	134,377	28	114,185	31
Impairment of goodwill	—	—	—	—	519	0
Income from operations	52,914	12	78,298	16	31,570	8
Interest and other income- net	3,222	1	2,636	1	1,890	1
Income before income taxes	56,136	13	80,934	17	33,460	9
Net income	35,690	8	46,250	10	19,200	5

By Segment:

WHOLESALE DIVISION:

Net sales	$310,405	100%	$347,509	100%	$254,275	100%
Cost of sales	205,584	66	218,014	63	175,292	69
Gross profit	104,821	34	129,495	37	78,983	31
Other operating income	3,677	1	2,925	1	2,286	1
Operating expenses	73,362	24	75,328	22	59,958	24
Income from operations	35,136	11	57,092	16	21,311	8

RETAIL DIVISION:

Net sales	$120,645	100%	$127,654	100%	$121,511	100%
Cost of sales	52,062	43	58,720	46	61,339	50
Gross profit	68,583	57	68,934	54	60,172	50
Operating expenses	65,479	54	59,049	46	54,227	45
Impairment of goodwill	—	—	—	—	519	0
Income from operations	3,104	3	9,885	8	5,426	5
Number of stores	101		96		98

FIRST COST DIVISION:

Other commission income - net of expenses	$14,674	100%	$11,321	100%	$4,833	100%

RESULTS OF OPERATIONS
($ in thousands)

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Consolidated:

Total net sales for the year ended December 31, 2007 decreased by 9% to $431,050 from $475,163 for the comparable period of 2006. Net sales generated by the Retail Division decreased by 5% while net sales generated by the Wholesale Division decreased by 11%. Overall gross profit margin decreased to 40% for the year ended December 31, 2007 from 42% for the prior year. A decrease in the Wholesale gross profit margin to 34% in 2007 compared to 37% in the same period in the prior year was partially offset by an increase in the Retail gross profit margin to 57% in 2007 from 54% in the same period last year. Operating expenses increased in 2007 to $138,841, or 32% of net sales, from $134,377, or 28% of net sales, in 2006, primarily due to the incremental costs associated with the new retail stores opened this year. Commission and licensing fee income was $18,351 for the year ended December 31, 2007 compared to $14,246 for the prior year. Including a one-time charge of $1,208 related to the provision for prior years’ custom duties, operating income for the year ended December 31, 2007 was $52,914, compared to $78,298 in the prior year. Our effective tax rate decreased to 36.4% in 2007 compared to 42.9% in the prior year due to a reduction in the effective tax rate and a one-time tax benefit related to prior periods, connected to our election to file combined tax returns for both New York State and New York City and certain recent changes in tax law. Including the above-mentioned one-time tax benefit of $2,498 and the one-time charge of $1,208 ($737 net of tax effect) related to prior years’ custom duties, net income for the year ended December 31, 2007 was $33,929, compared to $46,250 in 2006. The decrease in income was primarily due to the decrease in net sales and gross profit margins.

Wholesale Division:

Net sales generated by the Wholesale Division was $310,405, or 72%, and $347,509, or 73%, of our total net sales for the years ended December 31, 2007 and 2006, respectively. The decrease in sales was driven primarily by declines in four of our wholesale brands. In the Steve Madden Womens Division and the Steven Division, the decrease in sales was due primarily to an absence of fashion trends in the marketplace and the lack of big items that would drive significant sales volume. In the Steve Madden Mens Division, the continued weakness in the sport casual business resulted in disappointing net sales. Net sales in the Candie’s Division decreased due to a significant increase in markdown allowances to Kohl’s. In addition, net sales for the year ended December 31, 2006 included approximately $15,251 in net sales from Rule, l.e.i. and Jump, three brands that were discontinued late in 2006. These decreases were partially offset by the double-digit net sales increases achieved in both the Madden Girl and the Stevies Divisions and a 6% net sales increase in the Daniel M. Friedman Division.

Gross profit margin decreased to 34% in the year ended December 31, 2007 from 37% in the prior year, due primarily to a significant increase in markdown allowances in the Candie’s and Steven Divisions. Our remaining wholesale divisions also experienced increases in markdown activities as well as an increase in promotional selling reflective of the difficult retail environment in 2007. Operating expenses decreased in 2007 to $73,362 compared to $75,328 in the prior year due to a decrease in variable selling expenses that were partially offset by an increase in non-cash stock based compensation. Income from operations for the Wholesale Division decreased to $35,136 for the year ended December 31, 2007 compared to $57,092 for the year ended December 31, 2006.

Retail Division:

Net Sales generated by the Retail Division accounted for $120,645, or 28%, and $127,654, or 27%, of total Company net sales for the years ended December 31, 2007 and 2006, respectively. We opened seven new stores and closed two under-performing stores during the year ended December 31, 2007. As a result, we had 101 retail stores as of December 31, 2007 compared to 96 stores as of December 31, 2006. The 101 stores currently in operation include 94 under the Steve Madden brand, six under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open for all of 2007 and 2006) decreased 8% for the year ended December 31, 2007 due primarily to the lack of any significant fashion trends and the softening retail environment in the second half of the year. We have pursued a number of initiatives to enhance gross margins such as reducing freight costs, closeouts, store-to-store transfers and inventory shrinkage combined with better inventory controls. As a result, the gross margin in the Retail Division has increased to 57% for the year ended December 31, 2007 from 54% in the comparable period of 2006. Income from operations for the Retail Division was $3,104 for the current year compared to $9,885 for the same period of 2006.

First Cost Division:

The First Cost Division generated net commission income and design fees of $14,674 for the year ended December 31, 2007, compared to $11,321 for the comparable period of 2006. The increase was the result of the continued growth in our private label business as well as the recent expansion of our international business.

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Consolidated:

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

Operating expenses increased to $134,377 in the year ended December 31, 2006 from $114,185 in the same period of 2005. The increase in dollars was primarily caused by the incremental costs associated with the acquisition of Daniel M. Friedman and the addition of the SMNY/Madden Girl Division, an increase in sales growth related variable expenses such as warehouse and distribution costs, and an increase in incentive based employee compensation. As a percentage of net sales, operating expenses decreased to 28% for the year ended December 31, 2006 from 31% in the same period of 2005, reflecting our ability to leverage our expense structure against the increase in sales.

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

Wholesale Division:

Net sales from the Wholesale Division accounted for $347,509, or 73%, and $254,275, or 68%, of total net sales for the years ended December 31, 2006 and 2005, respectively. This increase resulted from the incremental sales contributed by the recently acquired Daniel M. Friedman and significant sales growth in Madden Womens, Madden Mens, Candie’s and Steven as well as the contribution of the new brands, SMNY/Madden Girl and Natural Comfort. Gross profit margin increased to 37% of net sales for the year ended December 31, 2006 from 31% in the prior year, primarily due to a significant decrease in off-price sales and lower inventory markdowns and allowances. Operating expenses increased to $75,328 for the year ended December 31, 2006 from $59,958 in the comparable period of 2005. This increase is primarily due to an increase in direct selling expenses reflective of the 37% growth in sales, incentive bonuses and the incremental costs associated with the new brands SMNY/Madden Girl and Natural Comfort, as well as the acquisition of Daniel M. Friedman. As a percentage of net sales, operating expenses decreased to 22% for the year ended December 31, 2006 from 24% for the prior year, reflecting our ability to leverage our expense structure against the increase in sales. Income from operations for the Wholesale Division increased to $57,092 for the year ended December 31, 2006 compared to $21,311 for the year ended December 31, 2005.

Retail Division:

Net sales from the Retail Division accounted for $127,654, or 27%, and $121,511, or 32%, of total net sales for the years ended December 31, 2006 and 2005, respectively. We opened four new stores and closed six under-performing stores during the current year. As a result, we had 96 retail stores as of December 31, 2006 compared to 98 stores as of December 31, 2005. The 96 stores in operation include 93 under the Steve Madden name, two under the Steven name and one e-commerce website. Comparable store sales (sales of those stores, including the internet store, that were open for all of 2006 and 2005) for the year ended December 31, 2006 increased 4% over the same period of 2005. Gross profit as a percentage of net sales increased to 54% for the year ended December 31, 2006 from 50% in the comparable period of 2005, primarily due to a significant decrease in promotional sales, improved inventory controls and freight savings. Operating expenses for the Retail Division were $59,049 for the year ended December 31, 2006 and $54,227 for the comparable period of 2005. This increase was primarily due to the non-cash write off of unamortized assets associated with the remodeling of nine stores and the closing of six stores in the current period that accounted for $1,858. Income from operations for the Retail Division was $9,885 for the year ended December 31, 2006 compared to $5,426 for the same period in 2005.

First Cost Division:

The First Cost Division generated net commission income and design fees of $11,321 for year ended December 31, 2006, compared to $4,833 for the comparable period of 2005. The increase was the result of growth in the private label business and, in addition, our ability to leverage the strength of our Steve Madden brands and product designs resulting in a partial recovery of its design, product and development costs through its suppliers.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

Working capital was $121,138 at December 31, 2007 compared to $151,711 at December 31, 2006. The decrease was primarily due to the repurchase of approximately 1,962,000 shares of our common stock at a total cost of $50,094.

Under the terms of a factoring agreement with GMAC, we are eligible to borrow 80% against its receivables at an interest rate equal to the lower of the prime rate less 0.875% or the 30-day London Interbank Offered Rate plus 1.375%. This agreement, which has no specific expiration date and can be terminated by either party with 60 days written notice after June 30, 2009, provides us with a $50 million credit facility with a $25 million sub-limit on the aggregate face amount of Letters of Credit with some other stipulations.

As of December 31, 2007, we held marketable securities valued at $80,411, consisting primarily of corporate and municipal bonds, U.S. Treasury notes, auction rate securities, certificates of deposit and equities.

At December 31, 2007, we held $37,325 in auction rate securities. The contractual maturities of the investments underlying the auction rate securities mature at various dates through 2046, however, all our auction rate securities, or ARSs, have a reset period of less than 30 days. Through March 7, 2008, we had reduced our total holdings in ARSs to $16,300, principally by investing in other short-term investments as individual ARS reset periods came due and the securities were once again subject to the auction process. Through March 7, 2008, auctions for $8,800 of these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to more of these securities will be unsuccessful in the near term. Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop, therefore limiting the short-term liquidity of these investments. Accordingly, $16,300 of auction rate securities are classified as long term as of December 31, 2007. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge. We expect to continue to earn interest at the prevailing rates on the ASR’s that we hold.

On February 19, 2008, we announced a tender offer to purchase up to 2,600,000 shares of our common stock at a price not greater than $20.00 nor less than $16.50 per share. As of December 31, 2007, there were 20,117,983 shares of our common stock issued and outstanding, not including 5,662,055 of our issued shares held in treasury. The 2,600,000 shares that we are offering to purchase represent approximately 13% of the total number of issued shares. We anticipate that we will pay for the shares tendered in the offer from our available cash.

Management believes that, based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs, including the tender offer, for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the year ended December 31, 2007, net cash provided by operating activities was $59,907. The primary sources of cash were net income of $35,690, increases in accounts payable and accrued expenses of $9,443, decrease in inventories of $6,463, and decreases in the amount due from factor of $5,409. The primary uses of cash were increases in prepaid expenses, prepaid taxes, deposits and other assets of $3,189, a decrease in accrued incentive compensation of $3,359 and an increase in note receivable of $3,126.

INVESTING ACTIVITIES
($ in thousands)

During the year ended December 31, 2007, we invested $66,505 in marketable securities and received $76,192 from the maturities and sales of securities. Also, we invested $9,080 in the acquisition of privately held Compo Enhancements, LLC, which served as a third party provider of e-commerce solutions for us since late in 2005. The acquisition enables us to fully integrate our e-commerce business into our Retail Division and operate its online business internally. Additionally, we made capital expenditures of $12,965, principally for the seven new stores opened in the current period, the construction of two new stores scheduled to open in the early part of 2008, and the remodeling of ten existing stores, additional office space and upgrades to the telephone and management information systems.

FINANCING ACTIVITIES
($ in thousands)

During the year ended December 31, 2007, we repurchased approximately 1,962,000 shares of our common stock at an average price of $25.53 for a total cost of $50,094. We received $5,607 in cash and also realized a tax benefit of $7,180 in connection with the exercise of stock options.

CONTRACTUAL OBLIGATIONS
($ in thousands)

Our contractual obligations as of December 31, 2007 were as follows:

		Payment due by period
Contractual Obligations	Total	2008	2009-2010	2011-2012	2013 and after

Operating lease obligations	$126,172	$16,560	$32,765	$29,997	$46,850

Purchase obligations	48,558	48,558	0	0	0

Other long-term liabilities (future minimum royalty payments)	1,936	522	1,414	0	0

Total	$176,666	$65,640	$34,179	$29,997	$46,850

At December 31, 2007, we had un-negotiated open letters of credit for the purchase of inventory of approximately $1,974.

We have an employment agreement with Steven Madden, our Creative and Design Chief, which provides for an annual base salary of $600 subject to certain specified adjustments through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA, revenue of any new business, and royalty income over $2 million, plus an equity grant and a non-accountable expense allowance.

On May 16, 2007, we acquired all of the outstanding equity interest of privately held Compo. The acquisition was completed for a consideration of $9,679, including transaction costs.

On February 7, 2006 we acquired all of the equity interest of Daniel M. Friedman. The acquisition was completed for a consideration of $18,710 including transaction costs. In addition, the purchase agreement includes certain earn-out provisions based on financial performance through 2008. The 2007 earn-out provision of $3,956 was charged to goodwill and increased the total acquisition cost to $22,666.

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,372 in 2008 and $1,080 in 2009. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options. Our Chief Operating Officer is entitled to deferred compensation calculated as a percentage of his base salary.

Ninety-nine percent (99%) of our products are produced at overseas locations, the majority of which are located in China, with a small percentage located in Brazil, Italy, India and Spain. We have not entered into any long-term manufacturing or supply contracts with any of these foreign companies. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 99% of our purchases in U.S. dollars.

INFLATION

We do not believe that the relatively low rates of inflation experienced over the last few years in the United States, where we primarily compete, have had a significant effect on sales, expenses or profitability.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements: allowance for bad debts, returns and customer chargebacks; inventory reserves; valuation of intangible assets; litigation reserves and cost of sales.

Allowances for bad debts, returns and customer chargebacks. We provide reserves against our trade accounts receivables for future customer chargebacks, co-op advertising allowances, discounts, returns and other miscellaneous deductions that relate to the current period. The reserve against our non-factored trade receivables also includes estimated losses that may result from customers’ inability to pay. The amount of the reserve for bad debts, returns, discounts and compliance chargebacks are determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. As a result of a reevaluation of the retail environment, we revised our method for evaluating our allowance for customer markdowns and advertising chargebacks in the fourth quarter of 2005. In the past, we would look at historical dilution levels for customers to determine the allowance amount. Under the new methodology, we evaluate anticipated chargebacks by reviewing several performance indicators for our major customers. These performance indicators (which include inventory levels at the retail floors, sell through rates and gross margin levels) are analyzed by key account executives and the Vice President of Wholesale Sales to estimate the amount of the anticipated customer allowance. Failure to correctly estimate the amount of the reserve could materially impact our results of operations and financial position.

Inventory reserves. Inventories are stated at lower of cost or market, on a first-in, first-out basis. We review inventory on a regular basis for excess and slow moving inventory. The review is based on an analysis of inventory on hand, prior sales and expected net realizable value through future sales. The analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future as well as subsequent sales. We consider quantities on hand in excess of estimated future sales to be at risk for market impairment. The net realizable value, or market value, is determined based on the estimate of sales prices of such inventory through off-price or discount store channels. The likelihood of any material inventory write-down is dependent primarily on the expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product, the economy, or other failure to estimate correctly, in addition to abnormal weather patterns, could result in inventory valuation changes, either favorably or unfavorably, compared to the valuation determined to be appropriate as of the balance sheet date.

Valuation of intangible assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, which was adopted by us on January 1, 2002, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets.” In accordance with SFAS No. 144, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Litigation reserves. Estimated amounts for litigation claims that are probable and can be reasonably estimated are recorded as liabilities in our Consolidated Financial Statements. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable events of a particular litigation. As additional information becomes available, management will assess the potential liability related to the pending litigation and revise its estimates. Such revisions in management’s estimates of the contingent liability could materially impact our results of operation and financial position.

Cost of sales. All costs incurred to bring finished products to our distribution center and, in the Retail Division, the costs to bring products to our stores, are included in the cost of sales line item on our Consolidated Statement of Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of our Consolidated Statement of Income. We classify shipping costs, if any, to customers as operating expenses. Our gross profit margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution as a component of cost of sales, while other companies report on the same basis as we do and include them in operating expenses.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates primarily based on the prime rate and LIBOR. An analysis of our credit agreement with GMAC and Wells Fargo Century can be found in Note C, “Due From Factors” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

As of December 31, 2007, we held marketable securities valued at $80,411, which consist primarily of corporate and municipal bonds, U.S. treasury notes, certificates of deposit and auction rate securities that have various maturities through December 2046, as well as marketable equity securities. These securities are subject to interest rate risk and will decrease in value if interest rates increase. We currently have the ability to hold these securities until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

At December 31, 2007, we held $37,325 in auction rate securities. The contractual maturities of the investments underlying the auction rate securities mature at various dates through 2046, however, all our auction rate securities, or ARSs, have a reset period of less than 30 days. Through March 7, 2008, we had reduced our total holdings in ARSs to $16,300, principally by investing in other short-term investments as individual ARS reset periods came due and the securities were once again subject to the auction process. Through March 7, 2008, auctions for $8,800 of these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to more of these securities will be unsuccessful in the near term. Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop, therefore limiting the short-term liquidity of these investments. Accordingly, $16,300 of auction rate securities is classified as long term as of December 31, 2007. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge. We expect to continue to earn interest at the prevailing rates on the ASR’s that we hold.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See the financial statements following Item 15 of this Annual Report on Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Steven Madden, Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934).

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Attestation Report of our Independent Registered Public Accounting Firm

          Our Independent Registered Public Accounting Firm, Eisner LLP, has audited and issued a report on our internal control over financial reporting. The report of Eisner LLP appears below.

To the Board of Directors and Stockholders
Steven Madden, Ltd.

We have audited Steven Madden, Ltd. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Steven Madden, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steven Madden, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years in the three-year period ended December 31, 2007, and our report dated March 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

Eisner LLP

New York, New York
March 10, 2008

Changes in Internal Control Over Financial Reporting

          As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal controls over financial reporting to determine whether any changes occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such material change during the fourth quarter of 2007.

ITEM 9B	OTHER INFORMATION

          None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The information required to be furnished pursuant to this item will be set forth in our proxy statement for the 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

          The information required to be furnished pursuant to this item will be set forth in our proxy statement for the 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required to be furnished pursuant to this item will be set forth in our proxy statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required to be furnished pursuant to this item will be set forth in our proxy statement for the 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required to be furnished pursuant to this item will be set forth in our proxy statement for the 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
The following consolidated financial statements of Steven Madden, Ltd. and subsidiaries are included in Item 8:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steven Madden, Ltd.

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Notes K and G to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”, effective January 1, 2007 and its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, (Revised 2004) “Share-Based Payment”, effective January 1, 2006, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steven Madden, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP

New York, New York
March 10, 2008

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$29,446	$19,204
Accounts receivable - net of allowances of $1,967 and $1,009	8,351	7,317
Due from factors - net of allowances of $13,479 and $11,499	32,819	40,208
Inventories	27,197	33,660
Marketable securities - available for sale	51,028	72,542
Prepaid expenses and other current assets	5,840	5,929
Prepaid taxes	4,819	1,084
Deferred taxes	9,355	8,099

Total current assets	168,855	188,043

Note receivable – related party	3,126	—
Property and equipment, net	28,653	22,842
Deferred taxes	7,232	6,794
Deposits and other	3,202	2,965
Marketable securities - available for sale	29,383	17,139
Goodwill - net	15,922	6,465
Intangibles - net	10,148	7,144

Total assets	$266,521	$251,392

LIABILITIES
Current liabilities:
Accounts payable	$24,827	$12,784
Accrued expenses	16,757	14,056
Accrued incentive compensation	6,133	9,492

Total current liabilities	47,717	36,332

Deferred rent	3,470	3,136

Total liabilities	51,187	39,468

Commitments, contingencies and other – see notes J & L

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock - $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 90,000 shares authorized, 25,780 and 24,806 shares issued, 20,118 and 21,106 shares outstanding at December 31, 2007 and 2006, respectively	3	2
Additional paid-in capital	129,913	112,692
Retained earnings	169,263	133,561
Other comprehensive loss:
Unrealized loss on marketable securities (net of taxes)	(61)	(641)
Treasury stock – 5,662 and 3,700 shares at cost at December 31, 2007 and 2006, respectively	(83,784)	(33,690)

Total stockholders’ equity	215,334	211,924

Total liabilities and stockholders’ equity	$266,521	$251,392

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended December 31,

	2007	2006	2005

Net sales:
Wholesale	$310,405	$347,509	$254,275
Retail	120,645	127,654	121,511

	431,050	475,163	375,786

Cost of sales:
Wholesale	205,584	218,014	175,292
Retail	52,062	58,720	61,339

	257,646	276,734	236,631

Gross profit:
Wholesale	104,821	129,495	78,983
Retail	68,583	68,934	60,172

	173,404	198,429	139,155

Commission and licensing fee income – net	18,351	14,246	7,119
Operating expenses	(138,841)	(134,377)	(114,185)
Impairment of goodwill	—	—	(519)

Income before other income (expenses) and provision for income taxes	52,914	78,298	31,570

Other income (expenses):
Interest income	3,876	3,703	2,554
Interest expense	(65)	(100)	(164)
Loss on sale of marketable securities	(589)	(967)	(500)

Income before provision for income taxes	56,136	80,934	33,460
Provision for income taxes	20,446	34,684	14,260

Net income	$35,690	$46,250	$19,200

Basic income per share	$1.73	$2.21	$0.95

Diluted income per share	$1.68	$2.09	$0.92

Basic weighted average shares of common stock outstanding	20,647	20,906	20,112
Effect of dilutive securities – options and restricted stock	645	1,195	806

Diluted weighted average shares of common stock outstanding	21,292	22,101	20,918

Dividends paid per share of common stock	$0.00	$1.00	$0.67

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common Stock
			Additional Paid-in	Retained	Unearned
	Shares	Amount	Capital	Earnings	Compensation

Balance - December 31, 2004	21,912	$1	$80,631	$103,451	$(703)
Exercise of stock options	2,133	1	16,482
Tax benefit from exercise of options			4,604
Issuance of fully vested restricted stock	180
Cash in lieu of restricted stock			(1,767)
Amortization of unearned compensation					703
Unrealized holding loss on marketable securities (net of taxes of $199)
Net income				19,200
Comprehensive income
Cash dividend paid				(13,813)
Common stock purchased for treasury

Balance - December 31, 2005	24,225	2	99,950	108,838	—
Exercise of stock options	551		6,837
Tax benefit from exercise of options			3,611
Issuance of fully vested restricted stock	30
Stock-based compensation			2,294
Unrealized holding loss on marketable securities (net of taxes of $476)
Net income				46,250
Comprehensive income
Cash dividend paid				(21,527)
Common stock purchased for treasury

Balance - December 31, 2006	24,806	2	112,692	133,561	—
Exercise of stock options	863	1	5,607
Tax benefit from exercise of options			7,180
Issuance of fully vested restricted stock	111
Stock-based compensation			4,434
Unrealized holding gain on marketable securities (net of taxes of $426)
Net income				35,690
Comprehensive income
Forfeiture of accrued dividends				12
Common stock purchased for treasury

Balance - December 31, 2007	25,780	$3	$129,913	$169,263	$—

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(in thousands)

	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock		Total Stockholders’ Equity	Comprehensive Income

		Shares	Amount

Balance - December 31, 2004	$(1,024)	2,685	$(17,691)	$164,665
Exercise of stock options				16,483
Tax benefit from exercise of options				4,604
Issuance of fully vested restricted stock
Cash in lieu of restricted stock				(1,767)
Amortization of unearned compensation				703
Unrealized holding loss on marketable securities (net of taxes of $199)	(275)			(275)	(275)
Net income				19,200	19,200

Comprehensive income					$18,925

Cash dividend paid				(13,813)
Common stock purchased for treasury		666	(7,735)	(7,735)

Balance - December 31, 2005	(1,299)	3,351	(25,426)	182,065
Exercise of stock options				6,837
Tax benefit from exercise of options				3,611
Issuance of fully vested restricted stock
Stock-based compensation				2,294
Unrealized holding loss on marketable securities (net of taxes of $476)	658			658	658
Net income				46,250	46,250

Comprehensive income					$46,908

Cash dividend paid ($421 of which is payable to holders of restricted stock pending the vesting of these shares)				(21,527)
Common stock purchased for treasury		349	(8,264)	(8,264)

Balance - December 31, 2006	(641)	3,700	(33,690)	211,924
Exercise of stock options				5,608
Tax benefit from exercise of options				7,180
Issuance of fully vested restricted stock
Stock-based compensation				4,434
Unrealized holding gain on marketable securities (net of taxes of $426)	580			580	580
Net income				35,690	35,690

Comprehensive income					$36,270

Forfeiture of accrued dividends				12
Common stock purchased for treasury		1,962	(50,094)	(50,094)

Balance - December 31, 2007	$(61)	5,662	$(83,784)	$215,334

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)	Years Ended December 31,

Cash flows from operating activities:	2007	2006	2005

Net income	$35,690	$46,250	$19,200
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,434	2,294	703
Excess tax benefits from the exercise of options	(7,180)	(3,611)	(4,604)
Depreciation and amortization	8,435	6,705	5,120
Loss on disposal of fixed assets	760	1,857	535
Impairment of goodwill	—	—	519
Deferred taxes	(2,120)	(4,210)	(2,691)
Provision for doubtful accounts and chargebacks	2,938	3,048	5,485
Deferred rent expense	334	379	669
Realized loss on sale of marketable securities	589	967	500
Changes in:
Accounts receivable	(1,992)	(2,275)	(1,197)
Due from factors	5,409	(10,136)	(3,282)
Notes receivable – related party	(3,126)	—	—
Inventories	6,463	635	5,972
Prepaid expenses, prepaid taxes, deposits and other assets	3,189	1,478	3,980
Accounts payable and accrued expenses	9,443	(6,136)	4,320
Accrued incentive compensation	(3,359)	6,163	2,909

Net cash provided by operating activities	59,907	43,408	38,138

Cash flows from investing activities:
Purchase of property and equipment	(12,965)	(9,511)	(5,822)
Purchases of marketable securities	(66,505)	(44,690)	(27,252)
Maturity/sale of marketable securities	76,192	21,434	9,153
Acquisitions, net of cash acquired	(9,080)	(15,357)	—

Net cash used in investing activities	(12,358)	(48,124)	(23,921)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,607	6,837	16,483
Excess tax benefit from the exercise of options	7,180	3,611	4,604
Cash dividend paid	—	(21,106)	(13,813)
Cash in lieu of restricted stock	—	—	(1,767)
Common stock purchased for treasury	(50,094)	(8,264)	(7,735)

Net cash used in financing activities	(37,307)	(18,922)	(2,228)

Net increase (decrease) in cash and cash equivalents	10,242	(23,638)	11,989
Cash and cash equivalents - beginning of year	19,204	42,842	30,853

Cash and cash equivalents – end of year	$29,446	$19,204	$42,842

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$65	$100	$164
Income taxes	$20,178	$33,886	$12,536
Non-cash transactions
Dividend accrual (forfeitures) related to restricted stock	$(16)	$421	$—

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Organization:

Steven Madden, Ltd., a Delaware corporation, designs, sources, markets and retails women’s, men’s and children’s shoes, for sale through its wholesale and retail channels under the Steve Madden, Steven and Madden Mens and through its wholesale channels under the Stevies, Madden Girl and Candie’s (under license) brand names. In addition, the Company designs, sources, markets and sells name brand and private label fashion handbags and accessories to customers located in the United States through its Daniel M. Friedman domestic and foreign Divisions. Revenue is generated predominately through the sale of the Company’s brand name merchandise and certain licensed products. At December 31, 2007 and 2006, the Company operated 101 and 96 retail stores (including its website as a store), respectively. Revenue is subject to seasonal fluctuations. See Note M for operating segment information.

[2]	Principles of consolidation:

The Consolidated Financial Statements include the accounts of Steven Madden, Ltd. and its wholly owned subsidiaries Steven Madden Retail, Inc., Diva Acquisition Corp., Adesso Madden, Inc., Stevies, Inc. and Daniel M. Friedman and Associates, Inc. (collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated.

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

The significant areas involving management estimates include allowances for bad debts, returns and customer chargebacks. The Company provides reserves on trade accounts receivables for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance related deductions that relate to the current period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell through rates and gross margin levels, are analyzed by key account executives and the Vice President of Wholesale Sales to estimate the amount of the anticipated customer allowance.

[4]	Cash equivalents:

Cash equivalents at December 31, 2007 and 2006 amounted to approximately $10,765 and $11,121, respectively, and consisted of money market accounts and commercial paper. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]	Marketable securities:

Marketable securities consist primarily of corporate and municipal bonds, U.S. treasury notes, certificates of deposit and auction rate securities with maturities greater than three months and up to five years at the time of purchase, as well as marketable equity securities. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses net of any tax effect reported in stockholders’ equity as accumulated other comprehensive income, and are held at an investment bank with the schedule of maturities at December 31, 2007 as follows:

	3
	Maturities as of		Maturities as of
	December 31, 2007		December 31, 2006

	1 Year or Less	1 to 5 Years	1 Year or Less	1 to 5 Years

Schedule of maturities:
Municipal bonds	$12,227	$7,682	$21,869	$7,072
U.S. Government and Federal agency bonds	3,240	—	1,980	3,175
Corporate bonds	3,475	5,401	7,326	4,849
Auction rate securities	21,025	16,300	33,175	—
Certificates of deposit	2,320	—	—	2,043

	42,287	29,383	64,350	17,139
Marketable equity securities	8,741	—	8,192	—

	$51,028	$29,383	$72,542	$17,139

At December 31, 2007, the Company held $37,325 in auction rate securities. The contractual maturities of the investments underlying the auction rate securities mature at various dates through 2046, however, all the Company's auction rate securities, or ARSs, have a reset period of less than 30 days. Through March 7, 2008, the Company had reduced its total holdings in ARSs to $16,300, principally by investing in other short-term investments as individual ARS reset periods came due and the securities were once again subject to the auction process. Through March 7, 2008, auctions for $8,800 of these securities were not successful, resulting in the Company continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to more of these securities will be unsuccessful in the near term. Unsuccessful auctions could result in the Company holding securities beyond their next scheduled auction reset dates if a secondary market does not develop, therefore limiting the short-term liquidity of these investments. Accordingly, $16,300 of auction rate securities are classified as long term as of December 31, 2007. While these failures in the auction process have affected the Company’s ability to access these funds in the near term, the Company does not believe that the underlying securities or collateral have been affected. The Company believes that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, the Company may be required to adjust the carrying value of these investments through an impairment charge. The Company expects to continue to earn interest at the prevailing rates on the ASR’s that we hold.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets’ carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

[8]	Goodwill:

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, amortization of goodwill and indefinite lived intangible assets are not amortized, rather they are tested for impairment on an annual basis or more often if events or circumstances change that could cause these assets to become impaired.

During 2005, the balance of the goodwill of $519 relating to the Shoe Biz name was considered impaired and was recognized as a reduction of income.

The Company completed its annual impairment test on the goodwill relating to the Daniel M. Friedman acquisition in the third quarter of 2007. No impairment was recognized.

[9]	Net income per share:

Basic income per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase treasury stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For the years ended December 31, 2007, 2006 and 2005, no options exercisable into shares of common stock have been excluded in the calculation of diluted income per share. For the years ended December 31, 2007, 2006 and 2005, the unvested restricted stock awards were dilutive.

[10]	Advertising costs:

The Company expenses costs of print, radio and billboard advertisements as of the first date the advertisements take place. Advertising expense included in operating expenses amounted to approximately $4,831 in 2007, $7,187 in 2006 and $8,354 in 2005.

[11]	Fair value of financial instruments:

The carrying value of the Company’s financial instruments approximates fair value due to their short-term nature or their underlying terms. Marketable securities are carried at quoted market prices which represent fair value.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[12]	Revenue recognition:

The Company recognizes revenue on wholesale sales when products are shipped pursuant to its standard terms which are freight on board (FOB) warehouse or when products are delivered to the consolidators as per the terms of the customers’ purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company’s revenue includes partial recovery of its design, product and development costs for the services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development cost recoveries are recognized as earned when title of the product transfers from the manufacturer to the customer and is reported on a net basis after deducting operating expenses.

The Company licenses its trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, hosiery and children’s apparel. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees and international distributors, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.

[13]	Taxes collected from customers:

In June of 2006, the FASB issued Emerging Issues Task Force 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-03”). The consensus reached in EITF 06-03 allows companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or net basis (excluded from revenues). Taxes within the scope of EITF 06-03 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. The Company records taxes within the scope of EITF 06-03 on a net basis.

[14]	Sales deductions:

The Company supports retailers’ initiatives to maximize sales of the Company’s products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the financial statements as deductions to net sales. For the years ended December 31, 2007, 2006 and 2005 the total deductions to net sales for these expenses were $43,691, $35,267 and $36,356, respectively.

[15]	Cost of sales:

All costs incurred to bring finished products to the Company’s distribution center and, in the Retail Division, the costs to bring products to the Company’s stores, are included in the cost of sales line on the Consolidated Statement of Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale Division and freight to customers, if any, are included in the operating expenses line item of the Company’s Consolidated Statement of Income. The Company’s gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[16]	Warehouse and shipping costs:

The Company includes all warehouse and distribution costs for the Wholesale Division in the Operating Expenses line on the Consolidated Statements of Income. For the years ended December 31, 2007, 2006 and 2005, the total warehouse and distribution costs included in Operating Expenses were $8,957, $8,901 and $6,229 respectively. The Company’s standard terms of sales are “FOB Steve Madden warehouse” and thus the Company’s wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the Operating Expense line in the Consolidated Statements of Income.

[17]	Impairment of long-lived assets:

The Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. If facts and circumstances indicate that the Company’s long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived asset would be compared to its carrying amounts to determine if a write-down to fair value is necessary. If a write-down is required, the amount is determined by estimation of the present value of net discounted cash flows in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

[18]	401(k) Plan:

The Company maintains a tax-qualified 401(k) plan which is available to each of the Company’s eligible employees who elect to participate after meeting certain length-of-service requirements. The Company makes discretionary matching contributions of 25% in 2006 and 2005, and 50% in 2007, of employees’ contributions up to a maximum of 6% of employees’ compensation which vest to the employees over a period of time. Total matching contributions to the plan for 2007, 2006 and 2005 were approximately $513, $180 and $176, respectively.

[19]	Prior years’ reclassifications:

Royalty payments. The Company has reclassified royalty payments on its Consolidated Statements of Income from operating expenses to cost of sales. This reclassification resulted in an increase in the wholesale cost of sales for the year ended December 31, 2005 of $3,345, with a corresponding decrease to operating expenses in the same periods. This reclassification had no impact on the net income of the Company.

Balance Sheet reclassifications. Certain prior period amounts on the balance sheet have been reclassified to conform to the current period presentation.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[20]	Recently issued accounting standards:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On December 14, 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157” (the proposed FSP). The proposed FSP would amend FASB Statement No. 157, “Fair Value Measurements” (Statement 157), to delay the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The proposed FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed FSP. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on our results of operations or financial condition.

In December of 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the impact, if any, that the implementation of SFAS No. 141R will have on our results of operations or financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited.

NOTE B – ACQUISITIONS

Compo Enhancements

On May 16, 2007, the Company acquired all of the outstanding membership interests of privately held Compo Enhancements, LLC (“Compo”), a Connecticut Limited Liability Company. Compo was founded in late 2005 as a third party provider of e-commerce solutions for the Company. The acquisition enables the Company to fully integrate its e-commerce business into the Company’s Retail Division and operate its online business internally.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE B – ACQUISITIONS (CONTINUED)

The acquisition, which was accounted for using the purchase method of accounting as required by SFAS Statement No. 141, “Business Combinations”, was completed for a consideration of $8,982, inclusive of transaction costs, subject to adjustments which include certain earn-out provisions based on the Company’s financial performance through 2012. In December of 2007, Jeffrey Silverman, the founder and CEO of Compo, reached an agreement with the Company to surrender his rights under the earn-out agreement in exchange for a cash payment which, combined with other purchase adjustments, increased the total consideration to $9,679. The total purchase price has been allocated as follows:

Current assets	$50
Property and equipment	143
Intangible assets	4,744
Goodwill	5,501
Liabilities assumed	(759)

Net assets acquired	$9,679

The results of operations of Compo have been included in the Company’s Condensed Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results. In connection with the acquisition, Mr. Silverman has been appointed President of the Company. Mr. Silverman’s contract, which was to expire on December 31, 2009, provides for an annual salary of $600 and an annual bonus based on EBIT. In addition, Mr. Silverman was granted 150,000 stock options with an exercise price of $45 and an additional 150,000 stock options with an exercise price of $50, all of which were to vest over three years. In December of 2007, an amendment to Mr. Silverman’s contract shortened the expiration date to June 30, 2008, eliminated the bonus provision of the contract and cancelled all of the stock options.

Daniel M. Friedman

On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, “Daniel M. Friedman”). Founded in 1995, Daniel M. Friedman designs, sources and markets name brand fashion handbags and accessories. The acquisition was completed for consideration of $18,710, including transaction costs. In addition, the purchase agreement includes certain earn-out provisions based on financial performance through 2010. On April 10, 2007, an amendment to the agreement shortened the earn-out period by one year through December 31, 2008 and advanced the earn-out payments from 2008 to 2007. The 2007 earn-out provision of $3,956 was charged to goodwill and increased the total acquisition cost to $22,666.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE B – ACQUISITIONS (CONTINUED)

The Daniel M. Friedman acquisition was accounted for using the purchase method of accounting as required by SFAS Statement No. 141, “Business Combinations”. Accordingly, the assets and liabilities of Daniel M. Friedman were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as third-party independent valuations. The total purchase price has been allocated as follows:

Current assets	$9,772
Property and equipment	289
Deposits	62
Intangible assets	8,400
Goodwill	8,874
Liabilities assumed	(4,731)

Net assets acquired	$22,666

The purchase price and related allocation may be revised as a result of adjustments made to the purchase price pursuant to the earn-out provisions.

Pursuant to the acquisition, the Company has a note receivable from the former owner and namesake of Daniel M. Friedman in the amount of $1,250. The note, which has an interest rate of 5%, is due and payable on the same day that the final earn-out payment is due. The note allows the maker to offset the principal and interest due on the note against any earn-out monies that might be due to him. The note is included in the “Deposits and other” category on the Company’s Consolidated Balance Sheets.

The results of operations for Daniel M. Friedman have been included in the Company’s Consolidated Statements of Income from the date of the acquisition. The following unaudited pro forma information presents the results of the Company’s operations as though the Daniel M. Friedman acquisition had occurred on January 1, 2004. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on January 1, 2004, nor is it indicative of the Company’s future results.

	Years Ended December 31, (unaudited)

	2006	2005

Net sales	$479,195	$417,299
Operating income	$78,993	$31,216
Net income	$46,631	$18,988
Basic earnings per share	$2.23	$0.94
Diluted earnings per share	$2.11	$0.91

NOTE C – DUE FROM FACTORS

Under the terms of its factoring agreement with GMAC Commercial Finance LLC (“GMAC”), as amended, the Company may request advances from the factor of up to 80% of aggregate receivables purchased by the factor at an interest rate equal to the lower of the prime rate less 0.875% or the 30-day London Interbank Offered Rate (“LIBOR”) plus 1.375%. The agreement, which has no specific expiration date and can be terminated by either party with sixty (60) days written notice after June 30, 2009, provides the Company with a $50 million credit facility with a $25 million sub-limit on the aggregate face amount of Letters of Credit. The Company also pays a fee that varies depending on the customer of between 0.15% and 0.25% of the gross invoice amount of each receivable purchased. The Company sells and assigns a substantial portion of its receivables, principally without recourse, to the factor. As of December 31, 2007 and 2006, $272 and $260 of factored receivables, respectively, were sold by the Company with recourse. GMAC maintains a lien on all of the Company’s receivables and assumes the credit risk for all assigned accounts approved by them with certain restrictions.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE C – DUE FROM FACTORS (CONTINUED)

The Company’s Daniel M. Friedman Division had a factoring agreement with Wells Fargo Century that expired on June 30, 2007. Under the terms of the agreement, the Company was eligible to draw down 85% of its invoiced receivables at an interest rate equal to the prime rate. The Company paid a fee equal to 0.45% of the gross invoice amount of each receivable purchased. Wells Fargo Century maintained a lien on all of Daniel M. Friedman’s receivables and assumed the credit risk for all assigned accounts approved by them with certain restrictions. As of July 1, 2007, Daniel M. Friedman has been incorporated into the GMAC agreement.

A “factored” sale (whether “with” or “without” recourse) is substantially the same as a non-factored sale and the Company accounts for its factored sales/receivables in the same manner as its non-factored sales/receivables. The factor services the collection of the Company’s accounts receivable. Funds collected by the factor are applied against advances owed to the factor (if any), and the balance is due and payable to the Company, net of any fees. The allowance against “due from factor” is a projected provision based on certain formulas and prior approvals for markdowns, allowances, discounts, advertising and other deductions that customers may deduct against their payments.

NOTE D – NOTE RECEIVABLE – RELATED PARTY

On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal shareholder of the Company, in the amount of $3,000, in order for Mr. Madden to exercise options that were due to expire and hold the underlying Company stock. Mr. Madden executed a secured promissory note in favor of the Company that bears interest at an annual rate of 8% and is due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. An amendment to the note dated December 19, 2007 extended the due date to March 31, 2009. As of December 31, 2007, $126 of interest has accrued on the note and has been reflected on the Company’s Consolidated Financial Statements. Pursuant to a pledge agreement between the Company and Mr. Madden, the note is secured by 510,000 shares of the Company’s common stock.

NOTE E – PROPERTY AND EQUIPMENT

          The major classes of assets and total accumulated depreciation and amortization are as follows:

	December 31,

	2007	2006

Leasehold improvements	$37,421	$31,790
Machinery and equipment	3,620	1,119
Furniture and fixtures	4,595	4,563
Computer equipment	11,578	9,238

	57,214	46,710
Less accumulated depreciation and amortization	(28,561)	(23,868)

Property and equipment - net	$28,653	$22,842

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE F – GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the carrying amount of goodwill by segment for the year ended December 31, 2007:

	Wholesale
				Net Carrying
	Women’s	Accessories	Retail	Amount

Balance at January 1, 2007	$1,547	$4,918	$0	$6,465
Acquisition of Compo	0	0	5,501	5,501
Additional purchase price - DMF	0	3,956	0	3,956

Balance at December 31, 2007	$1,547	$8,874	$5,501	$15,922

The following table details identifiable intangible assets as of December 31, 2007:

	Estimated lives	Cost basis	Accumulated Amortization	Net Carrying Amount

Trade name	6 years	$200	$65	$135
Customer relationships	10 years	6,400	740	5,660
License agreements	3-6 years	5,600	2,059	3,541
Non-compete agreement	5 years	930	129	801
Other	3 years	14	3	11

		$13,144	$2,996	$10,148

The amortization of intangible assets is included in operating expenses on the Company’s Consolidated Statements of Income. The estimated future amortization expense of purchased intangibles as of December 31, 2007 is as follows:

2008	$1,962
2009	1,859
2010	1,856
2011	1,380
2012	642
Thereafter	2,449

$10,148

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE G – STOCK-BASED COMPENSATION

In March 2006, the Board of Directors approved the Steven Madden, Ltd. Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The shareholders approved the Plan on May 26, 2006. The number of shares that may be issued or used under the Plan cannot exceed 1,200,000 shares. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan to 1,550,000. The following table summarizes the number of Common Stock shares authorized for use in the Plan, the amount of stock-based awards issued (net of expired or cancelled) and the amount of Common Stock available for the grant of stock-based awards under the Plan:

Common Stock authorized	1,550,000

Stock based awards, including restricted stock and stock options, granted net of expired or cancelled	623,000

Common Stock available for grant of stock based awards as of December 31, 2007	927,000

The Company has established various stock option plans entitled “The 1993 Incentive Stock Option Plan”, “The 1995 Stock Plan”, “The 1996 Stock Plan”, “The 1997 Stock Plan” and “The 1999 Stock Plan” under which options to purchase shares of common stock may be granted to employees, directors, officers, agents, consultants and independent contractors. The plans provide that the option price shall not be less than the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date. No incentive stock option can be granted and exercised beyond five years to a stockholder owning 10% or more of the Company’s outstanding common stock. Options granted under the plans during the three years ended December 31, 2007 vest between four months and three years from the date of grant. The 1993 Incentive Stock Option Plan, The 1995 Stock Plan, The 1996 Stock plan and The 1997 Stock Plan expired in 2003, 2005, 2006 and 2007, respectively.

The following table summarizes the amount of options authorized, the amount of options granted (net of expired or cancelled options) and the amount of options available for grant for The 1999 Stock Plan:

Options authorized	4,830,000

Options granted net of expired or cancelled	4,828,500

Available for grant as of December 31, 2007	1,500

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE G – STOCK-BASED COMPENSATION (CONTINUED)

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the awards on the grant date. The Company elected the “modified prospective method” of transition as permitted by SFAS No. 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption are not restated. Equity-based compensation is included in operating expenses on the Company’s Consolidated Statements of Income. For the years ended December 31, 2007, 2006 and 2005, total equity-based compensation was as follows:

	Years Ended December 31,

	2007	2006	2005

Stock options	$5	$120	$703
Restricted stock	4,429	2,174	—

Total	$4,434	$2,294	$703

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

Prior to the adoption of SFAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation costs recognized for those options (tax benefits) to be classified as financing cash flows. For the years ended December 31, 2007, 2006 and 2005, the Company realized a tax benefit from the exercise of stock options of $7,180, $3,611 and $4,604, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE G – STOCK-BASED COMPENSATION (CONTINUED)

Prior to adopting SFAS No. 123R, the Company’s equity-based compensation expense was accounted for under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted by SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123R to equity-based employee compensation for the year ended December 31, 2005:

2005

Reported net income	$19,200
Stock-based employee compensation included in reported net income, net of tax	407
Stock-based employee compensation determined under the fair value based method, net of tax	(2,246)

Pro forma net income	$17,361

Basic income per share:
As reported	$0.95
Pro forma	$0.86

Diluted income per share:
As reported	$0.92
Pro forma	$0.83

Stock Options

During the years ended December 31, 2007 and 2006, there were 863,000 and 551,000 options exercised, respectively, with a total intrinsic value of $20,825 and $10,674 for the corresponding periods. No options vested during the year ended December 31, 2007 compared to 30,000 options with a weighted average exercise price of $11.84 that vested during the prior year. As of December 31, 2007, there were 5,000 unvested options which were granted during the year ended December 31, 2007. As of December 31, 2007, there was $24 of total unrecognized compensation cost related to stock options that will be recognized during the year ended December 31, 2008.

The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S Treasury yield curve in effect at the time of the grant. With the exception of a special dividend paid in November of 2005 and in November of 2006, the Company historically has not paid dividends and thus the expected dividend rate is assumed to be zero. The weighted average fair value of options granted in 2007 and 2005 (no options were granted in 2006) was approximately $5.02 and $4.07, respectively, using the Black-Scholes option-pricing model with the following assumptions:

	2007	2005

Volatility	37% to 40%	43%
Risk free interest rate	4.29% to 4.73%	3.86%
Expected life in years	3	3
Dividend yield	0	0

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE G – STOCK-BASED COMPENSATION (CONTINUED)

Activity relating to stock options granted under the Company’s plans and outside the plans during the three years ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2005	3,770,000	$8.47
Granted	478,000	11.93
Exercised	(2,133,000)	7.73
Cancelled/Forfeited	(165,000)	12.55

Outstanding at December 31, 2005	1,950,000	$9.79
Granted	—	—
Exercised	(551,000)	12.41
Cancelled/Forfeited	(3,000)	8.00

Outstanding at December 31, 2006	1,396,000	$8.75
Granted	305,000	47.01
Exercised	(863,000)	6.50
Cancelled/Forfeited	(300,000)	47.50

Outstanding at December 31, 2007	538,000	$12.45	6.1	$4,005

Exercisable at December 31, 2007	533,000	$12.40	6.1	$3,915

The following table summarizes information about stock options at December 31, 2007:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$4.67 to $6.37	22,000	3.3	5.68	22,000	5.68
$11.61 to $12.50	214,000	7.0	11.99	214,000	11.99
$12.65 to $13.99	297,000	5.6	13.20	297,000	13.20
$17.68	5,000	9.8	17.68	—	—

	538,000	6.1	12.45	533,000	12.40

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE G – STOCK-BASED COMPENSATION (CONTINUED)

Restricted Stock

The following table summarizes restricted stock activity during the year ended December 31, 2007:

	Number of Shares	Weighted Average Fair Value at Grant Date

Outstanding at December 31, 2006	391,000	$32.07
Granted	234,000	29.71
Vested	(111,000)	32.34
Forfeited	(7,000)	34.05

Outstanding at December 31, 2007	507,000	$30.90

As of December 31, 2007, there was $11,930 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted-average of 3 years. During the year ended December 31, 2006, 165,000 restricted stock awards were granted to the Company’s Creative and Design Chief. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

In July 2004, the Company and several of its salesmen mutually agreed to replace restricted stock awards due to vest in January 2006 with cash awards to be paid on the vesting date. No shares had been issued under the original award. These cash rewards retained the same characteristics as the original restricted stock awards. The vesting date (i.e., the payment date) of the cash awards was the same as the vesting date of the restricted stock, and the payment was contingent upon the recipient still being employed with the Company on the vesting date. The cash awards, which totaled $183, were charged to operations through December 31, 2005. In April and October of 2002, two executives of the Company were granted restricted stock awards pursuant to their employment agreements. The awards vested on June 30, 2005 and were contingent on the employee’s continuous employment through the vesting date. Under the terms of the agreements, the issuance of the shares of common stock required shareholder approval. At the annual meeting of stockholders held on May 27, 2005, the shareholders did not approve the issuance of the shares. As stated in the Company’s proxy statement, the executives were paid $1,776 equal to the fair value of the restricted stock when first granted.

NOTE H – PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock. The Board of Directors has designated 60,000 shares of such preferred stock as Series A Junior Participating Preferred Stock (“Series A Preferred”). Holders of the shares of Series A Preferred are entitled to dividends equal to 1,000 times dividends declared or paid on the Company’s common stock. Each share of Series A preferred entitles the holder to 1,000 votes on all matters submitted to the holders of common stock. The Series A Preferred has a liquidation preference of $1,000 per share, and is not redeemable by the Company. No preferred shares have been issued.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE I – RIGHTS AGREEMENT

On October 30, 2001, the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock. Each Right entitles the holder to purchase from the Company seven ten-thousandths (7/10,000) of a share of Series A Preferred at a price of $50 per seven ten-thousandth (7/10,000) of a share. Initially, the Rights will not be exercisable and will automatically trade with the common stock. The Rights become exercisable, in general, ten days following the announcement of a person or group acquiring beneficial ownership of at least 15% of the outstanding voting stock of the Company.

NOTE J – OPERATING LEASES

The Company leases office, showroom and retail facilities under noncancelable operating leases with terms expiring at various times through 2019. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

2008	$16,560
2009	16,668
2010	16,097
2011	15,476
2012	14,521
Thereafter	46,850

$126,172

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes.

Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $18,071, $16,419 and $15,592, respectively. Included in such amounts are contingent rents of $29, $240 and $182 in 2007, 2006 and 2005, respectively.

Rent expense is calculated by amortizing total rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE K – INCOME TAXES

The components of income before income taxes is as follows:

	2007	2006	2005

Domestic	$48,456	$77,686	$33,460
Foreign	7,680	3,248	—

	$56,136	$80,934	$33,460

The income tax provision (benefit) consists of the following:

	2007	2006	2005

Current:
Federal	$21,850	$27,929	$12,690
State and local	517	10,437	4,260
Foreign	1,229	520	—

	23,596	38,886	16,950

Deferred:
Federal	(2,827)	(3,500)	(2,241)
State and local	(323)	(702)	(449)

	(3,150)	(4,202)	(2,690)

	$20,446	$34,684	$14,260

A recent growth in the Company's New York based income, combined with revisions in state and local tax law, prompted the Company to re-evaluate its tax filing strategies. As a result of such changes, the Company has determined that electing to file each of the New York State and New York City tax returns on a combined basis would maximize the tax benefits to the Company. The election to file combined returns has reduced the Company’s expected effective tax rate to approximately 36.4% in 2007 from 42.9% in 2006. The Company filed combined returns in 2006 and was able to amend New York State and New York City returns for 2003 through 2005 resulting in an additional one-time tax benefit recognized in 2007.

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

	December 31,

	2007	2006	2005

Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes - net of federal income tax benefit	4.3	7.8	7.4
Nondeductible items	0.2	0.1	0.3
Nondeductible impairment charges	—	—	0.5
One-time benefit for filing prior years’ NY State and NY City amended returns on a combined basis	(2.3)	—	—
Other	(0.8)	—	(0.6)

Effective rate	36.4%	42.9%	42.6%

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE K – INCOME TAXES (CONTINUED)

The Company applies the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which addresses the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken on the Company’s tax return. Pursuant to FIN 48, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as income tax expense on the Consolidated Statements of Income. The Company determines the amount of interest expense to be recognized by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken on a tax return. As required by FIN 48, the Company applied the “more-likely-than-not” recognition threshold to all tax positions at the adoption date, which resulted in no required adjustment to the opening balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Company’s results of operations and earnings per share. The Company’s tax years 2003 through 2006 remain open to examination for most taxing authorities.

The components of deferred tax assets and liabilities are as follows:

	December 31,

	2007	2006

Current deferred tax assets:
Receivable allowances	$6,032	$5,262
Inventory	1,594	1,434
Unrealized (gain) loss	(66)	112
Deferred accruals	1,098	675
Other	697	616

	9,355	8,099

Non-current deferred tax assets:
Depreciation and amortization	4,973	3,868
Deferred compensation	1,169	1,379
Deferred rent	1,353	1,320
Amortization of goodwill	(368)	(126)
Unrealized loss	105	353

	7,232	6,794

Deferred tax assets	$16,587	$14,893

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE L – COMMITMENTS, CONTINGENCIES AND OTHER

[1]	Legal proceedings:

(a)

On August 10, 2005, the U.S. Customs Department (“Customs”) issued a report that asserts that certain commissions which the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. In the report, Customs estimates that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051. As of June 30, 2007, based on discussions with legal counsel, the Company believed that the liability in this case, including interest, was not likely to exceed $1,500. Accordingly, as of December 31, 2006 the Company recorded a reserve of $1,500. In September of 2007, Customs notified the Company that it had finalized its assessment of the underpaid duties to be $1,400. Pursuant to this assessment, the Company, with the advice of legal counsel, has re-evaluated the liability in the case, including interest and penalties, and believes that it is not likely to exceed $2,700. The Company increased its reserve by $1,208 in the third quarter of 2007. Such reserve is subject to change to reflect the status of this matter.

(b)

The Company has been named as a defendant in certain other lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the Company’s financial position or results of operations. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

[2]	Employment agreements:

Effective as of July 1, 2005, the Company amended its employment agreement with Steven Madden, the Company’s Creative and Design Chief. The agreement provides for an annual salary of $600, subject to certain specified adjustments, through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA, on revenue for any new business, and royalty income over $2,000, and an annual option grant at exercise prices equal to the market price on the date of grant and a non-accountable expense allowance.

Effective as of July 1, 2005, the Company entered into an employment agreement with Awadhesh Sinha, pursuant to which Mr. Sinha will serve as the Company’s Chief Operating Officer. The initial term of the agreement is three years through June 30, 2008, with successive one-year automatic renewal terms. The agreement provides for an annual salary of $425 with annual increases and performance bonuses. The agreement requires the Company to accrue deferred cash compensation equal to 25% of the annual salary, payable to Mr. Sinha at the end of the term of the agreement. On November 6, 2007, an amendment to the agreement extended the initial term of the agreement to December 31, 2008.

Effective January 1, 2006, the Company amended its employment agreement with Jamieson Karson, the Company’s Chief Executive Officer and Chairman of the Board. The agreement provides for an annual salary of $500 through December 31, 2008. The agreement also provides for an annual bonus at the discretion of the Board of Directors.

Effective February 1, 2006, the Company amended its employment agreement with Arvind Dharia, the Company’s Chief Financial Officer. The agreement provides for an annual salary of $425, with annual increases through December 31, 2009. The agreement also provides for an annual bonus at the discretion of the Board of Directors.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE L – COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

The Company has employment agreements with other executives (the “executives”) which expire between June 30, 2008 and December 31, 2009. These agreements provide for cash bonuses based primarily upon a percentage of year-to-year increases in earnings before interest, taxes, depreciation and amortization, option grants and non-accountable expense allowances as defined. Base salary commitments for these executives are as follows:

2008	$2,372
2009	1,080

$3,452

In connection with their employment agreements, five executives received an aggregate of 170,000 and 132,000 shares of restricted common stock from the Company in 2007 and 2006, respectively. The restricted shares vest equally each year over a period of between four to five years and, accordingly, the Company has recorded a charge to operations in the amount of $1,726 and $680 for the years ended December 31, 2007 and 2006, respectively.

In addition, the Company accrued aggregate cash obligations of approximately $1,000 for bonuses under these agreements for the year ended December 31, 2007.

[4]	Letters of credit:

At December 31, 2007 and 2006, the Company had open letters of credit for the purchase of imported merchandise of approximately $1,974 and $1,981, respectively.

[5]	Royalty agreements:

On May 12, 2003, the Company entered into a long-term license agreement with Candie’s, Inc. to design, manufacture and distribute Candie’s branded footwear for women and children worldwide. The initial term of the agreement expires on December 31, 2009, with four 3-year renewal terms, the last of which expires on December 31, 2021. The agreement required the Company to make royalty and advertising payments equal to a percentage of net sales of licensed products and a minimum royalty and advertising payment in the event that specified net sales targets were not achieved. On December 6, 2004, the agreement was amended to reflect Candie’s decision to name Kohl’s Corporation the exclusive provider of a new line of Candie’s apparel. The amendment extended the initial term of the agreement to December 31, 2010, and eliminated the renewal term options. Pursuant to the amendment, commencing on January 1, 2007, the Company no longer has the exclusive right to market Candie’s branded footwear and will be permitted to sell Candie’s branded footwear only to Kohl’s. Under the terms of the amendment, Candie’s guarantees that the Company will achieve minimum sales levels with Kohl’s during the term of the agreement. In the event such minimum sales levels are not achieved, Candie’s is required to compensate the Company in an amount based on a percentage of the sales shortfall. Effective January 1, 2005, all royalty and advertising payments were eliminated. As an inducement to execute the amendment, the Company was required to pay Candie’s a total of $3,000 payable in eight equal quarterly installments that began in February of 2005 and concluded with a final payment in May 2007.

On March 28, 2007, the Company, through its Daniel M. Friedman Division, entered into a license agreement to design, manufacture and distribute handbags and belts and related accessories under the “DF Daisy Fuentes” and the “Daisy Fuentes” brands. The agreement requires the Company to pay the licensor a royalty and brand management fees based on a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2010.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE L – COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

On September 14, 2006, the Company, through its Daniel M. Friedman Division, entered into a license agreement to design, manufacture and distribute handbags and belts and related accessories under the “Tracy Reese” and the “Plenty” brands. In addition, the Company has the right to use the phrase “Plenty by Tracy Reese”. The agreement requires the Company to pay the licensor a royalty based on net sales and a minimum royalty in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2009, with two three-year renewal terms which, if certain provisions are met, are at the option of the Company.

On July 20, 2004, Daniel M. Friedman entered into a long-term license agreement with B.J. Vines, Inc., under which the Company has the right to use the “Betsey Johnson” trademark in connection with the sale and marketing of handbags, small leather goods, belts and umbrellas. The agreement requires the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The initial term of the agreement expired on December 31, 2007, however, the Company exercised its option to extend the agreement until December 31, 2010.

Royalty expenses are included in the “cost of goods sold” section of the Company’s Consolidated Statements of Income. Aggregate minimum future royalties under these agreements are as follows:

Year Ending December 31,

2008	$522
2009	712
2010	702

$1,936

[6]	Related Party Transactions:

In January 2004, the Company entered into an agreement with JLM Consultants, a company wholly-owned by John Madden, one of the Company’s directors. Under this agreement, Mr. Madden provides consulting services with respect to the development of international sales of the Company. Pursuant to this agreement, JLM Consultants received a fee and expenses of $661, $511 and $392 in 2007, 2006 and 2005 respectively, in addition to fees that Mr. Madden received for service to the Company as a director.

In July 2001, the Company entered into a consulting agreement with Peter J. Solomon & Company (“Solomon”), a financial advisory firm of which Marc Cooper, one of the Company’s directors, is a managing director. Under this agreement, the firm provided financial advisory and investment banking services to the Company. This agreement, which was amended in March 2004, was terminated on July 11, 2006. Pursuant to this agreement, the Company paid fees and expenses to Solomon of $412 (related to the acquisition of Daniel M. Friedman), and $66 for 2006 and 2005, respectively. The Company paid fees and expenses of $67 to Solomon in 2007 for a limited consulting engagement. Mr. Cooper resigned from the board on February 25, 2008.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE L – COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

In October 2002, the Company entered into an arrangement with Jeff Birnbaum, a director of the Company from June 2003 through October 2007. Under this arrangement, Mr. Birnbaum provided consulting services with respect to the design and manufacturing of shoes and general consulting services to the Company. Pursuant to this arrangement, Mr. Birnbaum received a fee of $200, $200 and $200 in 2007, 2006 and 2005 respectively, in addition to fees received for service to the Company as a director. Mr. Birnbaum has been the Product Development Manager of Dolphin Shoe Company since August 1982. Dolphin Shoe Company, which is equally owned by Mr. Birnbaum, his father and his brother, is one of the Company’s domestic suppliers. In July of 2006, the Company acquired the Natural Comfort brand from Dolphin Shoe Company for $100.

[7]	Concentrations:

The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company’s marketable securities and money market accounts are principally held at two brokerage companies.

During the year ended December 31, 2007, the Company purchased approximately 24% and 12% of its merchandise from two suppliers in China. Total inventory purchases from China for the year ended December 31, 2007 was approximately 81%.

During the year ended December 31, 2006, the Company purchased approximately 36% and 16% of its merchandise from two suppliers in China. Total inventory purchases from China for the year ended December 31, 2006 was approximately 88%.

During the year ended December 31, 2005, the Company purchased approximately 21% and 12% of its merchandise from two suppliers in China. Total inventory purchases from China for the year ended December 31, 2005 was approximately 82%.

Sales to one customer accounted for 12% of total net sales for the year ended December 31, 2007. This customer represented 17% of accounts receivable at December 31, 2007.

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

The following is a summary of the allowance for doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount Due from Factor for the years ended December 31:

	2007	2006	2005

Balance at beginning of year	$12,508	$8,400	$2,915
Increase in reserve	2,938	4,108	5,485

Balance at end of year	$15,446	$12,508	$8,400

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE L – COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

The following is a summary of the reserve for slow moving inventory for the years ended December 31:

	2007	2006	2005

Balance at beginning of year	$2,065	$1,143	$608
Charged to reserve	—	—	—
Increase to the reserve	75	922	535

Balance at end of year	$2,140	$2,065	$1,143

The following is a summary of goodwill and the related accumulated amortization for the years ended December 31:

	2007	2006	2005

Cost basis
Balance at beginning of year	$7,063	$2,145	$2,780
Acquisitions and purchase price adjustments	9,457	4,918	—
Write-off of impaired assets	—	—	(635)

Balance at end of year	16,520	7,063	2,145

Accumulated amortization
Balance at beginning of year	598	598	714
Write-off of impaired assets	—	—	(116)

Balance at end of year	598	598	598

Goodwill	$15,922	$6,465	$1,547

[9]	Other:

Pursuant to an agreement reached on February 2, 2005 with an 8% shareholder, the Company agreed to commit $25 million during the twelve months ended January 31, 2006 and $10 million during the twelve months ended January 31, 2007 to a combination of share repurchases and/or dividends, such programs to be implemented at such time and in such manner as determined by the board of directors in its sole discretion. As of January 31, 2007, the Company has satisfied this agreement via the repurchase of 909,000 shares for $14,680 and the payment of dividends of $34,919.

NOTE M – SUBSEQUENT EVENT

On February 19, 2008, the Company announced a Tender Offer to purchase up to 2,600,000 shares of our common stock at a price not greater than $20.00 nor less than $16.50 per share. As of December 31, 2007, there were 20,117,983 shares of our common stock issued and outstanding, not including 5,662,055 of our issued shares held in treasury. The 2,600,000 shares that we are offering to purchase hereunder represent approximately 13% of the total number of issued shares. The Company anticipates that we will pay for the shares tendered in the Offer from our available cash.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE N – OPERATING SEGMENT INFORMATION

The Company’s reportable segments are primarily determined based on distribution channels of its various brands. The wholesale segment markets its products through department and specialty stores throughout the country and the retail segment thru the operation of various Company owned stores and the Company’s website. The First Cost segment represents activities of a subsidiary which earns commissions for acting as a buying agent to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of footwear.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before other income (expense) and the provision for income taxes. The following is information for the Company’s reportable segments:

	Wholesale Segments

	Women’s	Men’s	Accessories	Total Wholesale	Retail	First Cost	Consolidated

Year ended, December 31, 2007:
Net sales to external customers	$204,699	$51,237	$54,469	$310,405	$120,645		$431,050
Gross profit	68,074	19,862	16,885	104,821	68,583		173,404
Commissions and licensing fees - net	3,677	—	—	3,677	—	$14,674	18,351
Income from operations	24,884	5,771	4,481	35,136	3,104	14,674	52,914
Depreciation and amortization				3,668	4,766	1	8,435
Segment assets	$130,342	$22,031	$29,618	181,991	56,120	28,410	266,521
Capital expenditures				$3,210	$9,513	$242	$12,965

December 31, 2006:
Net sales to external customers	$233,564	$62,629	$51,316	$347,509	$127,654		$475,163
Gross profit	89,407	26,112	13,976	129,495	68,934		198,429
Commissions and licensing fees - net	2,925	—	—	2,925	—	$11,321	14,246
Income from operations	42,458	10,668	3,966	57,092	9,885	11,321	78,298
Depreciation and amortization				2,655	4,025	26	6,706
Segment assets	$165,543	$10,621	$27,022	203,186	41,933	6,273	251,392
Capital expenditures				$3,739	$5,765	$7	$9,511

December 31, 2005:
Net sales to external customers	$199,664	$54,611	—	$254,275	$121,511		$375,786
Gross profit	56,962	22,021	—	78,983	60,172		139,155
Commissions and licensing fees - net	2,286	—	—	2,286	—	$4,833	7,119
Income from operations	12,211	9,100	—	21,311	5,426	4,833	31,570
Depreciation and amortization				1,361	3,750	9	5,120
Segment assets	$152,607	$18,709	—	171,316	38,576	1,836	211,728
Capital expenditures				$1,456	$4,366	$—	$5,822

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2007 and 2006
($ in thousands except share and per share data)

NOTE O – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	March 31,	June 30,	September 30,	December 31,

2007:
Wholesale, net	$82,299	$78,616	$85,998	$63,492
Retail, net	24,355	29,640	27,397	39,253

Net sales	106,654	108,256	113,395	102,745
Cost of sales	64,460	62,836	66,577	63,773

Gross profit	42,194	45,420	46,818	38,972
Commissions and licensing fee income - net	5,446	5,669	4,335	2,901
Net income	$9,533	$10,518	$10,939	$4,700
Net income per share:
Basic	0.45	0.51	0.52	0.23
Diluted	0.43	0.49	0.52	0.23

2006:
Wholesale, net	$82,982	$96,194	$91,751	$76,582
Retail, net	25,333	33,306	31,489	37,526

Net sales	108,315	129,500	123,240	114,108
Cost of sales	62,032	74,945	72,217	67,540

Gross profit	46,283	54,555	51,023	46,568
Commissions and licensing fee income - net	3,762	2,825	3,850	3,809
Net income	$10,860	$12,696	$12,647	$10,047
Net income per share:
Basic	0.52	0.61	0.61	0.48
Diluted	0.49	0.58	0.57	0.45

          (b) Exhibits.

3.01

Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 1998).

3.02	Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 3.02 to Steven Madden, Ltd.’s Annual Report on Form 10-K for its fiscal year ended December 31. 2001).

4.01

Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.01 to Steven Madden, Ltd.’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 29, 1993 (File No. 033-67162)).

4.02

Rights Agreement between Steven Madden, Ltd. and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2001).

10.01

Third Amended Employment Agreement between Steven Madden, Ltd. and Steven Madden (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2005).#

10.02

Employment Agreement of Jamieson Karson (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2006).#

10.03	Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.07 to Steven Madden, Ltd.’s Annual Report on Form 10-K for its fiscal year ending December 31, 2000).#

10.04

Amendment No. 1 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 99.4 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001).#

10.05

Amendment No. 2 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.16 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for its fiscal quarter ending September 30, 2002).#

10.06

Amendment No. 3 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006).#

10.07

Employment Agreement between Steven Madden, Ltd. and Awadhesh Sinha, dated as of June 15, 2005 (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2005).#

10.08

Amendment No. 1 to Employment Agreement between Steven Madden, Ltd. and Awadhesh Sinha, dated as of November 6, 2007 (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007).

10.09

Stock Purchase Agreement, dated as of February 7, 2006, by and between Steven Madden, Ltd. and the sole shareholder of Daniel M. Friedman & Associates, Inc. and DMF International, Ltd. (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2006).

10.10

Earn-Out Agreement, dated as of February 7, 2006, by and among Steven Madden, Ltd., Daniel M. Friedman & Associates, Inc., DMF International, Ltd. and Daniel M. Friedman (incorporated by reference to Exhibit 10.2 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2006).

10.11

Amendment to Earn-Out Agreement, dated as of April 10, 2006, by and between Steven Madden, Ltd. and Daniel M. Friedman (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006).

10.12

Amendment to Earn-Out Agreement, dated as of April 10, 2007, by and among Steven Madden, Ltd., Daniel M. Friedman & Associates, Inc. and DMF International, Ltd. (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2007).

10.13

Employment Agreement with Robert Schmertz dated March 9, 2007 (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2007).

10.14

Membership Interest Purchase Agreement, dated as of May 16, 2007, by and among Steven Madden, Ltd. and the members of Compo Enhancements, LLC (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2007).

10.15

Earn-Out Agreement, dated as of May 16, 2007, by and among Steven Madden, Ltd. and the members of Compo Enhancements, LLC (incorporated by reference to Exhibit 10.2 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2007).

10.16

Employment Agreement, dated as of May 16, 2007, by and between Steven Madden, Ltd. and Jeffrey Silverman (incorporated by reference to Exhibit 10.3 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2007).

10.17

Amendment to Employment Agreement, dated as of December 21, 2007, by and between Steven Madden, Ltd. and Jeffrey Silverman (incorporated by reference to Exhibit 10.3 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).

10.18

Settlement and Release Agreement, dated as of December 21, 2007, by and between Steven Madden, Ltd. and Jeffrey Silverman (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).

10.19

Settlement and Release Agreement, dated as of December 21, 2007, by and between Steven Madden, Ltd. and James Randel (incorporated by reference to Exhibit 10.2 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).

10.20

1996 Stock Plan, approved and adopted on March 6, 1996 (incorporated by reference to Exhibit 10.27 to Steven Madden, Ltd.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 3, 1997).#

10.21

The 1997 Stock Plan, approved and adopted on May 10, 1997 (incorporated by reference to Exhibit 10.28 to Steven Madden, Ltd.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 3, 1997).#

10.22

The 1998 Stock Plan, approved and adopted on January 16, 1998 (incorporated by reference to Exhibit 10.2 to Steven Madden, Ltd.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 28, 1998).#

10.23

The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to Exhibit 10.A to Steven Madden, Ltd.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 26, 2004).#

10.24

2006 Stock Incentive Plan approved and adopted on May 26, 2006 (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2006).

10.25

Secured Promissory Note dated June 25, 2007, of Steven Madden to Steven Madden, Ltd. (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.26

Form of Non-Qualified Stock Option Agreement (Chief Executive Officer) under Steven Madden, Ltd.’s 2006 Stock Incentive Plan, as amended (the “Plan”), as adopted October 30, 2007 (incorporated by reference to Exhibit 10.2 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.27

Form of Non-Qualified Stock Option Agreement (Employee without Employment Agreement) under the Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.3 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.28

Form of Non-Qualified Stock Option Agreement (Employee with Employment Agreement) under the Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.4 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.29

Form of Restricted Stock Agreement (Chief Executive Officer) under the Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.5 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.30

Form of Restricted Stock Agreement (Employee without Employment Agreement) under the Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.6 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.31

Form of Restricted Stock Agreement (Employee with Employment Agreement) under the Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.7 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.32

Form of Restricted Stock Agreement under the Plan used for grants made to non- employee directors from March 2006 through May 2007, with a schedule setting forth the name of each of the recipients, the date of the grant and the number of shares (incorporated by reference to Exhibit 10.8 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.33

Restricted Stock Agreement dated March 24, 2006, between Jamieson A. Karson and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.9 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.34

Restricted Stock Agreement dated March 27, 2007, between Jamieson A. Karson and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.10 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.35

Amendments to Restricted Stock Agreements, dated as of March 23, 2007, between Jamieson A. Karson and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.11 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.36

Restricted Stock Agreement dated March 24, 2006, between Steven H. Madden and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.12 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.37

Restricted Stock Agreement dated June 9, 2006, between Steven H. Madden and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.13 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.38

Restricted Stock Agreement dated March 24, 2006, between Arvind Dharia and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.14 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.39

Restricted Stock Agreement dated March 20, 2006, between Amelia Newton Varela and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.15 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.40

Restricted Stock Agreement dated March 20, 2006, between Robert Schmertz and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.16 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.41

Restricted Stock Agreement dated March 6, 2007, between Arvind Dharia and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.17 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.42

Restricted Stock Agreement dated March 9, 2007, between Robert Schmertz and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.18 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.43

Restricted Stock Agreement dated April 25, 2007, between Awadhesh Sinha and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.19 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.44

Non-Qualified Stock Option Agreement dated May 16, 2007, between Jeffrey Silverman and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.20 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.45

Non-Qualified Stock Option Agreement dated May 16, 2007, between Jeffrey Silverman and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.21 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.46

Employment Agreement between Steven Madden, Ltd. and Amelia Newton Varela, effective as of October 1, 2004 (incorporated by reference to Exhibit 10.29 to Steven Madden, Ltd.’s Annual Report on Form 10-K/A for its fiscal year ended December 31. 2005). #

21.01	Subsidiaries of Registrant. †

23.01	Consent of Eisner LLP†

24.01	Power of Attorney (included on signature page hereto).

31.01	Certification of Chairman Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification of Chairman & Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(b).

          SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	New York, New York
March 12, 2008

STEVEN MADDEN, LTD.

By:	/s/ JAMIESON A. KARSON

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

Signature	Title	Date

/S/ JAMIESON A. KARSON	Chairman, Chief Executive Officer and Director	March 12, 2008

Jamieson A. Karson

/S/ ARVIND DHARIA	Chief Financial Officer	March 12, 2008

Arvind Dharia

/S/ JOHN L. MADDEN	Director	March 12, 2008

John L. Madden

/S/ PETER MIGLIORINI	Director	March 12, 2008

Peter Migliorini

/S/ RICHARD P. RANDALL	Director	March 12, 2008

Richard P. Randall

/S/ EDWARD R. ROSENFELD	Director	March 12, 2008

Edward R. Rosenfeld

/S/ THOMAS H. SCHWARTZ	Director	March 12, 2008

Thomas H. Schwartz

/S/ WALTER YETNIKOFF	Director	March 12, 2008

Walter Yetnikoff