Form 10-Q
period 2008-03-31
STEVEN MADDEN, LTD.
filed 2008-05-12
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number 0-23702

STEVEN MADDEN, LTD.

(Exact name of Registrant as specified in its charter)

Delaware	13-3588231

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

52-16 Barnett Avenue, Long Island City, New York	11104

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (718) 446-1800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “non accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of May 6, 2008, the latest practicable date, there were 17,650,545 shares of common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2008	December 31, 2007	March 31, 2007

	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,951	$29,446	$11,467
Accounts receivable, net of allowances of $1,891, $1,967 and $1,172	6,092	8,351	7,112
Due from factor, net of allowances of $10,466, $13,479 and $9,082	46,355	32,819	43,608
Note receivable – related party	3,187	—	—
Inventories	26,407	27,197	28,654
Marketable securities - available for sale	9,391	51,028	63,359
Prepaid expenses and other current assets	6,932	5,840	7,451
Prepaid taxes	6,662	4,819	3,437
Deferred taxes	9,546	9,355	8,110

Total current assets	137,523	168,855	173,198

Note receivable – related party	—	3,126	—
Property and equipment, net	28,957	28,653	23,128
Deferred taxes	7,171	7,232	6,707
Deposits and other	2,421	3,202	3,132
Marketable securities - available for sale	23,269	29,383	15,223
Goodwill – net	16,942	15,922	6,465
Intangibles - net	9,658	10,148	6,801

Total assets	$225,941	$266,521	$234,654

LIABILITIES
Current liabilities:
Accounts payable	$24,085	$24,827	$16,325
Accrued expenses	16,866	16,757	11,398
Accrued incentive compensation	5,434	6,133	2,065

Total current liabilities	46,385	47,717	29,788

Deferred rent	4,449	3,470	3,233

Total liabilities	50,834	51,187	33,021

Commitments, contingencies and other

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock - $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 90,000 shares authorized, 25,846, 25,780 and 24,846 shares issued, 17,584, 20,118 and 20,436 outstanding	3	3	2
Additional paid-in capital	132,036	129,913	113,704
Retained earnings	171,315	169,263	143,094
Other comprehensive loss:
Unrealized loss on marketable securities (net of taxes)	(263)	(61)	(536)
Treasury stock – 8,262, 5,662 and 4,410 shares at cost	(127,984)	(83,784)	(54,631)

Total stockholders’ equity	175,107	215,334	201,633

Total liabilities and stockholders’ equity	$225,941	$266,521	$234,654

See accompanying notes to condensed consolidated financial statements - unaudited	1

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,

	2008	2007

Net sales:
Wholesale	$75,560	$82,299
Retail	24,979	24,355

	100,539	106,654

Cost of sales:
Wholesale	47,274	52,502
Retail	13,050	11,958

	60,324	64,460

Gross profit:
Wholesale	28,286	29,797
Retail	11,929	12,397

	40,215	42,194

Commission and licensing fee income - net	3,356	5,446
Operating expenses	(40,734)	(31,971)

Income from operations	2,837	15,669
Interest and other income - net	526	910

Income before provision for income taxes	3,363	16,579
Provision for income taxes	1,311	7,046

Net income	$2,052	$9,533

Basic income per share	$0.10	$0.45

Diluted income per share	$0.10	$0.43

Basic weighted average common shares outstanding	20,045	20,960
Effect of dilutive securities - options/restricted stock	219	1,003

Diluted weighted average common shares outstanding	20,264	21,963

See accompanying notes to condensed consolidated financial statements - unaudited	2

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,

	2008	2007

Cash flows from operating activities:
Net income	$2,052	$9,533
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Excess tax benefit from the exercise of options	(15)	—
Depreciation and amortization	2,356	1,922
Loss on disposal of fixed assets	154	312
Deferred taxes	(40)	—
Non-cash compensation	2,094	1,012
Provision for doubtful accounts and chargebacks	(3,089)	(2,254)
Deferred rent expense	979	97
Realized loss on sale of marketable securities	534	196
Changes in:
Accounts receivable	2,335	42
Due from factor	(10,523)	(983)
Inventories	790	5,006
Prepaid expenses, prepaid taxes, deposits and other assets	(2,239)	(4,082)
Accounts payable and other accrued expenses	2,572	(6,544)

Net cash (used in) provided by operating activities	(2,040)	4,257

Cash flows from investing activities:
Purchases of property and equipment	(2,286)	(2,138)
Purchases of marketable securities	(282)	(7,671)
Sale/redemption of marketable securities	47,207	18,756
Acquisition, net of cash acquired *	(4,923)	—

Net cash provided by investing activities	39,716	8,947

Cash flows from financing activities:
Proceeds from exercise of stock options	14	—
Excess tax benefit from the exercise of options	15	—
Common stock purchased for treasury	(44,200)	(20,941)

Net cash used in financing activities	(44,171)	(20,941)

Net decrease in cash and cash equivalents	(6,495)	(7,737)
Cash and cash equivalents - beginning of period	29,446	19,204

Cash and cash equivalents - end of period	$22,951	$11,467

* Amounts for 2008 include $3,903 which was accrued at December 31, 2007.

See accompanying notes to condensed consolidated financial statements - unaudited	3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2008
($ in thousands except share and per share data)

NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the “Company”) and the results of its operations and cash flows for the periods presented. The results of its operations for the three-month period ended March 31, 2008 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2007 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 12, 2008.

NOTE B – USE OF ESTIMATES

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

NOTE C - NOTE RECEIVABLE – RELATED PARTY

On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal shareholder of the Company, in the amount of $3,000, in order for Mr. Madden to exercise options that were due to expire and retain the underlying Company stock, which he pledged to the Company as collateral. Mr. Madden executed a secured promissory note in favor of the Company that bears interest at an annual rate of 8% and was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. An amendment to the note dated December 19, 2007 extended the due date to March 31, 2009. As of March 31, 2008, $187 of interest has accrued on the note and has been reflected on the Company’s Condensed Consolidated Financial Statements. Further, pursuant to the note, Mr. Madden pledged, assigned and granted a first priority security interest in 510,000 of his shares of common stock of the Company as security for the performance of his obligations under the note.

NOTE D - MARKETABLE SECURITIES

Marketable securities consist primarily of corporate and municipal bonds, U.S. treasury notes and government asset-backed securities with maturities greater than three months and up to five years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in shareholders’ equity as accumulated other comprehensive income (loss). Amortization of premiums and discounts is included in interest income and is not material. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2008
($ in thousands except share and per share data)

NOTE D - MARKETABLE SECURITIES (CONTINUED)

As of March 31, 2008, the Company held $16,070 in auction rate securities (“ARS”). The contractual maturities of the investments underlying the ARS mature at various dates through 2046, however, all the Company’s ARSs have a reset period of less than 30 days. Through May 7, 2008, all of the Company’s ARSs have failed at auction multiple times, resulting in the Company continuing to hold these securities. Based on current market conditions, it is likely that auctions related to these securities will continue to be unsuccessful in the near term. Unsuccessful auctions could result in the Company holding securities beyond their next scheduled auction reset dates if a secondary market does not develop, therefore limiting the short-term liquidity of these investments. Accordingly, the auction rate securities are classified as long term as of March 31, 2008. While these failures in the auction process have affected the Company’s ability to access these funds in the near term, the Company does not believe that the underlying securities or collateral have been affected. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three months ended March 31, 2008, the Company recorded unrealized loss on its ARSs of $230. The valuation may be revised in future periods as market conditions evolve. Refer to Note Q for further discussion on the Company’s valuation of ARSs

NOTE E - INVENTORIES

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.

NOTE F – TENDER OFFER

On March 25, 2008, the Company completed a tender offer to purchase 2,600,000 shares of the Company’s common stock for treasury at a total cost of $44,200 or $17.00 per share. The 2,600,000 shares that were purchased represented approximately 13% of the total number of shares outstanding prior to the completion of the tender offer.

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

The Company licenses its trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear and hosiery. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees and international distributors, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2008
($ in thousands except share and per share data)

NOTE H – TAXES COLLECTED FROM CUSTOMERS

The Company accounts for certain taxes collected from its customers in accordance with the FASB’s Emerging Issues Task Force 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-03”). EITF 06-03 allows companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or net basis (excluded from revenues). Taxes within the scope of EITF 06-03 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. The Company has consistently recorded all taxes within the scope of EITF 06-03 on a net basis.

NOTE I – SALES DEDUCTIONS

The Company supports retailers’ initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the Condensed Consolidated Statement of Operations as deductions to net sales. For the three-month periods ended March 31, 2008 and 2007, the total deduction to net sales for these expenses was $7,631 and $9,359, respectively.

NOTE J – COST OF SALES

All costs incurred to bring finished products to the Company’s distribution center and, in the Retail Division, the costs to bring products to the Company’s stores, are included in the cost of sales line on the Condensed Consolidated Statement of Operations. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duties, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale Division and freight to customers, if any, are included in the operating expenses line item of the Company’s Condensed Consolidated Statement of Operations. The Company’s gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

NOTE K - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding shares of common stock. Diluted income per share also reflects the unvested and unissued shares promised to employees that have a dilutive effect. In addition, diluted earnings per share includes the amount of unrecognized share-based compensation costs attributed to future services and the amount of tax benefits, if any, that would be credited to Additional Paid In Capital assuming the exercise of options. For the three months ended March 31, 2008, approximately 66,000 stock options have been excluded from the calculation because inclusion of such shares would be antidilutive. No stock options were excluded from the calculation for the three months ended March 31, 2007. For the quarters ended March 31, 2008 and 2007, the unvested restricted stock awards were dilutive.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2008
($ in thousands except share and per share data)

NOTE L - STOCK-BASED COMPENSATION (CONTINUED)

Common Stock authorized	1,550,000

Stock based awards, including restricted stock and stock options, granted net of expired or cancelled	703,000

Common Stock available for grant of stock based awards as of March 31, 2008	847,000

Total equity-based compensation for the three months ended March 31 is as follows:

	2008	2007

Restricted stock	$2,082	$1,102
Stock options	12	—

Total	$2,094	$1,102

On March 24, 2008, Jamieson Karson resigned from his position as Chief Executive Officer and Chairman of the Board of Directors. For the purposes of determining any payments to which Mr. Karson was entitled following his resignation, it was mutually agreed to treat his resignation as a termination without Cause, as defined in Mr. Karson’s employment agreement. Pursuant to an agreement with the Company, 42,500 shares of restricted stock that were due to vest in varying amounts over the next four years vested on the date of termination. Accordingly, the balance of unamortized stock-based compensation related to Mr. Karson’s restricted stock of $921 was included as a one-time charge in operating expenses during the quarter ended March 31, 2008.

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Operations. The Company realized a tax benefit from the exercise of stock options of $15 during the three months ended March 31, 2008, and there was no tax benefit realized in the same period of last year.

Stock Options

There were 3,000 options exercised with a total proceeds of $14 and a total intrinsic value of $39 during the three months ended March 31, 2008 and there were no options exercised in the corresponding period of last year. No options vested during the three months ended March 31, 2008 and 2007. As of March 31, 2008, there were 89,000 unvested options with a total of unrecognized compensation cost $464 and an average vesting period of 3.3 years. There were no unvested options as of March 31, 2007. On April 29, 2008, 100,000 options were granted to the Company’s founder and Creative and Design Chief.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular dividends and thus the expected dividend rate is assumed to be zero. The weighted average fair value of options granted during the three months ended March 31, 2008 was approximately $5.70 using the Black-Scholes option-pricing model assuming a volatility between 42% and 43%, a risk free interest rate between 2.32% and 2.68%, an expected life of 3.1 years and no dividend yield. Activity relating to stock options granted under the Company’s plans and outside the plans during the three months ended March 31, 2008 is as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2008
($ in thousands except share and per share data)

NOTE L - STOCK-BASED COMPENSATION (CONTINUED)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	538,000	$12.45
Granted	84,000	17.74
Exercised	(3,000)	4.67
Cancelled/Forfeited	—	—

Outstanding at March 31, 2008	619,000	$13.21	6.4	$2,500

Exercisable at March 31, 2008	530,000	$12.45	5.8	$2,483

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2008 and 2007:

	2008		2007

	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at January 1	507,000	$30.90	391,000	$32.07
Granted	—	—	178,000	29.65
Vested	(63,000)	32.05	(40,000)	33.83
Forfeited	(4,000)	34.05	(3,000)	34.05

Non-vested at March 31	440,000	$30.71	526,000	$31.11

As of March 31, 2008, there was $9,848 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted-average of 2.9 years. During the year ended December 31, 2006, 165,000 restricted stock awards were granted to the Company’s founder and Creative and Design Chief. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. During the three-month periods ended March 31, 2008 and 2007, the Company did not realize any tax benefits from the vesting of restricted stock.

NOTE M – ACQUISITIONS

Compo Enhancements

On May 16, 2007, the Company acquired all of the outstanding membership interests of privately held Compo Enhancements, LLC (“Compo”), a Connecticut Limited Liability Company. Compo was founded in late 2005 as a third party provider of e-commerce solutions for the Company. The acquisition enables the Company to fully integrate its e-commerce business into the Company’s Retail Division and operate its online business internally. The acquisition, which was accounted for using the purchase method of accounting as required by SFAS Statement

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2008
($ in thousands except share and per share data)

NOTE M – ACQUISITIONS (CONTINUED)

No.141, “Business Combinations”, was completed for a consideration of $8,982, inclusive of transaction costs, subject to adjustments which include certain earn-out provisions based on the Company’s financial performance through 2012. In December of 2007, Jeffrey Silverman, the founder and CEO of Compo, reached an agreement with the Company to surrender his rights under the earn-out agreement in exchange for a cash payment which, combined with other purchase adjustments, increased the total consideration to $9,679. The total purchase price has been allocated as follows:

Current assets	$50
Property and equipment	143
Intangible assets	4,744
Goodwill	5,501
Liabilities assumed	(759)

Net assets acquired	$9,679

The results of operations of Compo have been included in the Company’s Condensed Consolidated Statements of Operations from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results. In connection with the acquisition, Mr. Silverman was appointed President of the Company. Mr. Silverman’s contract, which was to expire on December 31, 2009, provides for an annual salary of $600 and an annual bonus based on EBIT. In addition, Mr. Silverman was granted 150,000 stock options with an exercise price of $45 and an additional 150,000 stock options with an exercise price of $50, all of which were to vest over three years. In December of 2007, an amendment to Mr. Silverman’s contract shortened the expiration date to June 30, 2008, eliminated the bonus provision of the contract and cancelled all of the stock options. Mr. Silverman resigned from his position of President of the Company effective as of April 4, 2008. The Company has retained Mr. Silverman to act as a consultant to the Company in connection with the Company’s on-line and internet business operations for the period beginning April 19, 2008 and ending June 30, 2008. In consideration of such services, Mr. Silverman is entitled to receive $141.

Daniel M. Friedman

On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, “Daniel M. Friedman”). Founded in 1995, Daniel M. Friedman designs, sources and markets name brand fashion handbags and accessories. The acquisition was completed for consideration of $18,710, including transaction costs. In addition, the purchase agreement includes certain earn-out provisions based on financial performance through 2010. On April 10, 2007, an amendment to the agreement shortened the earn-out period by one year through December 31, 2008 and advanced the earn-out payments from 2008 to 2007. On December 31, 2007, a preliminary earn-out provision for 2007 of $3,956 was charged to goodwill which increased the total acquisition cost to $22,666. On March 31, 2008, the 2007 earn-out provision was finalized at $4,923 resulting in an additional $1,020 charge to goodwill which increased the total acquisition cost to $23,686.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2008
($ in thousands except share and per share data)

NOTE M – ACQUISITIONS (CONTINUED)

Current assets	$9,772
Property, plant and equipment	289
Deposits	62
Intangible assets	8,400
Goodwill	9,894
Liabilities assumed	(4,731)

Net assets acquired	$23,686

The purchase price and related allocation may be revised as a result of adjustments made to the purchase price pursuant to the earn-out provisions.

Pursuant to the acquisition, the Company has a note receivable from the former owner and namesake of Daniel M. Friedman in the amount of $1,250. The note, which has an interest rate of 5%, is due and payable on the same day that the final earn-out payment is due. The note allows the maker to offset the principal and interest due on the note against any earn-out monies that might be due to him. The note is included in the “Deposits and other” category on the Company’s Condensed Consolidated Balance Sheets.

NOTE N – GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the carrying amount of goodwill by segment for the three months ended March 31, 2008:

	Wholesale
				Net Carrying
	Women’s	Accessories	Retail	Amount

Balance at January 1, 2008	$1,547	$8,874	$5,501	$15,922
Additional purchase price - Daniel M. Friedman	0	1,020	0	1,020

Balance at March 31, 2008	$1,547	$9,894	$5,501	$16,942

The following table details identifiable intangible assets as of March 31, 2008:

	Estimated lives	Cost basis	Accumulated Amortization	Net Carrying Amount

Trade name	6 years	$200	$73	$127
Customer relationships	10 years	6,400	900	5,500
License agreements	3-6 years	5,600	2,328	3,272
Non-compete agreement	5 years	930	181	749
Other	3 years	14	4	10

		$13,144	$3,486	$9,658

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2008
($ in thousands except share and per share data)

NOTE N – GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The estimated future amortization expense of purchased intangibles as of March 31, 2008 is as follows:

2008 (remaining nine months)	$1,471
2009	1,859
2010	1,856
2011	1,381
2012	642
Thereafter	2,449

$9,658

NOTE O – COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended March 31, 2008 and 2007, after considering other comprehensive income (loss) including unrealized gain (loss) on marketable securities of $(202) and $105, was $1,850 and $9,638, respectively.

NOTE P – INCOME TAXES

A recent growth in the Company’s New York based income, combined with revisions in state and local tax law prompted the Company to re-evaluate its tax filing strategies. As a result of such changes, the Company has determined that electing to file each of its New York State and New York City tax returns on a combined basis would maximize the tax benefits available to the Company. The election to file combined returns, combined with other tax strategies, has reduced the Company’s expected effective tax rate to 39.0% in the first quarter of 2008 from 42.5% in the first quarter of last year.

The Company is currently under examination by New York State for the years 2003 through 2006. The ultimate outcome of the audit cannot be determined currently.

NOTE Q – ACCOUNTING STANDARDS ADOPTED IN FISCAL 2008

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”. The FSP amended FASB Statement No. 157 to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008. The Statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets of liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2008
($ in thousands except share and per share data)

NOTE Q – ACCOUNTING STANDARDS ADOPTED IN FISCAL 2008 (CONTINUED)

The Company’s financial assets subject to fair value measurements as of March 31, 2008 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy

	Fair value	Level 1	Level 2	Level 3

Cash and cash equivalents	$22,951	$22,951	—	—
Current marketable securities – available for sale	9,391	9,391	—	—
Long-term marketable securities – available for sale	23,269	7,199	—	$16,070

Total	$55,611	$39,541	—	$16,070

As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three months ended March 31, 2008, the Company recorded an unrealized loss on its student loan related ARSs of $230. Our valuation method considered several factors, including discounted cash flow models, the underlying structure of each security, limited input from brokers and ARS market conditions. The ARSs have been classified within level 3 as their valuation required substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The valuation may be revised in future periods as market conditions evolve.

The reconciliation of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Investments in Auction Rate Securities

Balance at January 1, 2008	$—

Transfers to level 3	16,300

Unrealized losses recorded to other comprehensive income	(230)

Losses deemed to be other than temporary recorded in earnings	—

Balance at March 31, 2008	$16,070

As of March 31, 2008, the Company does not have any financial liabilities. No gains or losses resulting from the fair value measurement of financial assets were included in the Company’s earnings. The adoption of SFAS No. 157 has not impacted the Company’s results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to measure any eligible items at fair value. Accordingly, the adoption of SFAS No. 159 has not impacted the Company’s results of operations and financial position.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2008
($ in thousands except share and per share data)

NOTE R - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not yet determined the impact, if any, that the implementation of SFAS No. 160 will have on our results of operations or financial condition.

NOTE S - COMMITMENTS, CONTINGENCIES AND OTHER

[1] Legal proceedings:

(a)

On August 10, 2005, the U.S. Customs Department (“Customs”) issued a report that asserts that certain commissions which the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. In its preliminary report, Customs estimated that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051. In September of 2007, Customs notified the Company that it had finalized its assessment of the underpaid duties to be $1,400. Pursuant to this assessment, the Company, with the advice of legal counsel, has evaluated the liability in the case, including interest and penalties, and believes that it is not likely to exceed $2,700. Accordingly, a Customs reserve, which was initially recorded in 2005, and has been revised from time to time to reflect changes in the status of this matter, was most recently adjusted to $2,700 in the third quarter of 2007. Such reserve is subject to change to reflect the status of this matter.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2008
($ in thousands except share and per share data)

[2] Employment agreement:

Effective as of March 24, 2008, the Company entered into an employment agreement with Edward R. Rosenfeld, pursuant to which Mr. Rosenfeld will serve as the Company’s Interim Chief Executive Officer. The agreement, which expires on December 31, 2009, provides for an annual salary of $400,000. In addition, Mr. Rosenfeld received 40,000 stock options that will vest equally on the anniversary date of the agreement over five years.

NOTE T – OPERATING SEGMENT INFORMATION

The Company’s reportable segments are primarily based on methods used to distribute its products. The Wholesale segment, through sales to department and specialty stores, and the Retail segment, through the operation of retail stores and the website, derive revenue from sales of branded women’s, men’s, girl’s and children’s footwear and accessories. In addition, the Wholesale segment has a licensing program that extends the Steve Madden and Stevies brands to accessories and ready-to-wear apparel. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent of footwear products to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of private label shoes.

	Wholesale segments

Quarter ended,	Women’s	Men’s	Accessories	Total Wholesale	Retail	First Cost	Consolidated
March 31, 2008:
Net sales to external customers	$52,602	$8,425	$14,532	$75,560	$24,979		$100,539
Gross profit	19,641	3,325	5,320	28,286	11,929		40,215
Commissions and licensing fees - net	1,016	—	—	1,016	—	$2,340	3,356
Income (loss) from operations	4,782	357	1,641	6,780	(6,283)	2,340	2,837
Segment assets	$97,092	$22,336	$25,574	$145,002	$51,360	$29,579	$225,941
Capital expenditures				$1,380	$906	$—	$2,286

March 31, 2007:
Net sales to external customers	$57,526	$9,857	$14,916	$82,299	$24,355		$106,654
Gross profit	22,001	3,696	4,100	29,797	12,397		42,194
Commissions and licensing fees - net	1,099	—	—	1,099	—	$4,347	5,446
Income (loss) from operations	11,409	715	1,144	13,268	(1,946)	4,347	15,669
Segment assets	$127,480	$20,152	$21,052	$168,684	$44,820	$21,150	$234,654
Capital expenditures				$1,016	$1,122	$—	$2,138

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the unaudited Financial Statements and Notes thereto appearing elsewhere in this document.

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview:
($ in thousands, except retail sales data per square foot and earnings per share and per share data)

Steven Madden, Ltd. (and its subsidiaries) designs, sources, markets and retails fashion-forward footwear for women, men and children. In addition, we design, source, market and retail name brand and private label fashion handbags and accessories through our Daniel M. Friedman Division. We distribute products through department and specialty stores, our retail stores and our e-commerce website throughout the United States and through special distribution arrangements in Canada, Europe, Central and South America, Australia and Asia. Our product line includes a broad range of updated styles which are designed to establish or capitalize on market trends, complemented by core products. We have established a reputation for our creative designs, popular styles and quality products at affordable price points.

On March 24, 2008, Jamieson Karson resigned from his position as Chief Executive Officer and Chairman of the Board of Directors. For the purposes of determining any payments to which Mr. Karson was entitled following his resignation, it was mutually agreed to treat his resignation as a termination without Cause, as defined in Mr. Karson’s employment agreement. Upon a termination without Cause, the agreement required us to pay Mr. Karson $4,000, which was included in operating expenses in the first quarter of 2008. In addition, 42,500 shares of restricted stock that were due to vest in varying amounts over the next four years, vested on the date of termination as per his agreement. Accordingly, the balance of unamortized stock-based compensation related to Mr. Karson’s restricted stock of $921 was included as a one-time charge in operating expenses during the quarter ended March 31, 2008. The total charges related to Mr. Karson’s resignation of $4,921 ($3,002 net of taxes) reduced fully diluted earnings per share by $0.15 in the quarter ended March 31, 2008.

On March 25, 2008, we demonstrated our commitment to enhancing shareholder value as well as our confidence in the Company’s future by completing a tender offer to purchase 2,600,000 shares of the Company’s common stock for treasury at a total cost of $44,200 or $17.00 per share. The 2,600,000 shares that were purchased represented approximately 13% of the total number of shares outstanding prior to the completion of the tender offer.

Growth in our New York based income, combined with revisions in state and local tax law prompted us to re-evaluate our tax filing strategies. As a result of such changes, during 2007 we determined that electing to file each of our New York State and New York City tax returns on a combined basis would maximize our tax benefits. The election to file combined returns, combined with other tax strategies, has reduced our expected effective tax rate to 39.0% in the first quarter of 2008 from 42.5% in the first quarter of last year.

Many of the challenges that we faced during the year ended December 31, 2007 persisted through the first quarter of 2008. There was a lack of big items that could drive significant sales volume, which resulted in a decrease in sales across several of our divisions. The weakening consumer environment also adversely affected sales volume. Consolidated net sales for the quarter ended March 31, 2008 were $100,539 as compared to $106,654 in the first quarter of the prior year. Gross margin increased to 40.0% this year from 39.6% last year, as an increase in the Wholesale Division gross margin was partially offset by a decrease in the gross margin of the Retail Division. Including the one-time charge of $4,921 ($3,002 net of taxes) related to Mr. Karson’s resignation, net income for the year was $2,052. Including the one-time charge of $0.15 per share related to Mr. Karson’s resignation, diluted EPS for the first quarter of 2008 was $0.10 per share on 20,264,000 diluted weighted average shares outstanding compared to $0.43 per share on 21,963,000 diluted weighted average shares outstanding last year.

In our retail division, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout the first quarters of 2008 and 2007) decreased 3.7%. As of March 31, 2008, we had 100 stores in operation, compared to 96 stores last year. Sales per square foot declined to $636 in 2008 compared to sales per square foot of $723 achieved in 2007.

As of March 31, 2008, the Company’s total inventory was reduced to $26,407 from $28,654 as of March 31, 2007 and the inventory turn (calculated on a trailing twelve month average) increased to 8.1 times compared to 7.9 times last year. The Company’s accounts receivable average collection remained at 51 for the first quarters of 2008 and 2007. As of March 31, 2008, the Company had $55,611 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders equity of $175,107. Working capital decreased to $91,138 as of March 31, 2008, compared to $143,410 on March 31, 2007 primarily as a result of the aforementioned tender offer.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information
Three Months Ended
March 31
($ in thousands)

	2008		2007

CONSOLIDATED:

Net sales	$100,539	100%	$106,654	100%
Cost of sales	60,324	60	64,460	60
Gross profit	40,215	40	42,194	40
Other operating income - net of expenses	3,356	3	5,446	5
Operating expenses	40,734	40	31,971	30
Income from operations	2,837	3	15,669	15
Interest and other income - net	526	1	910	1
Income before income taxes	3,363	4	16,579	16
Net income	2,052	2	9,533	9

By Segment:
WHOLESALE DIVISION:

Net sales	$75,560	100%	$82,299	100%
Cost of sales	47,274	63	52,502	64
Gross profit	28,286	37	29,797	36
Other operating income	1,016	1	1,099	1
Operating expenses	22,522	29	17,628	21
Income from operations	6,780	9	13,268	16

RETAIL DIVISION:

Net sales	$24,979	100%	$24,355	100%
Cost of sales	13,050	52	11,958	49
Gross profit	11,929	48	12,397	51
Operating expenses	18,212	73	14,343	59
Loss from operations	(6,283)	(25)	(1,946)	(8)
Number of stores	100		96

FIRST COST DIVISION:

Other commission income - net of expenses	$2,340	100%	$4,347	100%

RESULTS OF OPERATIONS
 ($ in thousands)

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Consolidated:

Total net sales for the three-month period ended March 31, 2008 decreased by 6% to $100,539 from $106,654 for the comparable period of 2007. A net sales decrease in the Wholesale Division of 8% was partially offset by a net sales increase of 3% in the Retail Division. Overall gross profit margin increased to 40.0% in the first quarter of 2008 from 39.6% in the first quarter of 2007. An increase in the Wholesale gross profit margin to 37.4% in the first quarter of this year compared to 36.2% in the same period last year was partially offset by a decrease in the Retail gross profit margin to 47.8% in the first quarter of this year from 50.9% in the same period last year. Operating expenses increased to $40,734 for the three months ended March 31, 2008 from $31,971 in the same period last year. $4,921 (or 56% of the total) of the increase is due to the charges related to the resignation of our former Chief Executive Officer and Chairman of the Board (“CEO”). Additional expenses associated with our Compo business acquired in the second quarter of last year and the incremental occupancy and operating costs associated with the addition of eight new retail stores, net of savings from the closing of four stores, also contributed to the increase in operating expenses. Commission and licensing fee income was $3,356 in the first quarter of 2008 compared to $5,446 in the first quarter of 2007. Including the one-time charge of $4,921 related to the resignation of the CEO, operating income for the quarter ended March 31, 2008 was $2,837 compared to $15,669 in the same period of last year. Our effective tax rate decreased to 39.0% in first quarter of 2008 compared to 42.5% in the same period last year due our election in 2007 to file combined returns for both New York State and New York City. Including the above-mentioned one-time charge of $4,921 ($3,002 net of tax effect) related to the resignation of our CEO, net income for the quarter ended March 31, 2008 was $2,052, compared to $9,533 in 2007. The decrease in income was primarily due to the decrease in net sales and the increase in operating expenses.

Wholesale Division:

Net sales generated by the Wholesale Division accounted for $75,560 or 75%, and $82,299 or 77% of total Company net sales for the first quarters of 2008 and 2007, respectively. The decrease in sales was driven primarily by declines in four of our wholesale brands. Net sales in the Candie’s Division decreased due to an unsatisfactory performance of Candie’s products at retail that led to a significant increase in markdown allowances to Kohl’s. In our Stevies children’s division, the soft sales environment, specifically in boots, combined with the planned reduction in inventory levels at several of Stevies’ larger customers resulted in a significant decrease of net sales. The challenging retail environment resulted in a decrease in net sales in both the Steve Madden Womens and the Madden Mens divisions. These decreases were partially offset by significant net sales increases in the Madden Girl and the Steven divisions. Gross profit margin increased to 37.4% in the first quarter of this year from 36.2% in the same period last year, primarily due to a decrease in markdown allowances. In the first quarter of 2008, operating expenses increased to $22,522 compared to $17,628 in the prior year, primarily due to the charges related to the resignation of our CEO. Income from operations for the Wholesale Division decreased to $6,780 for the three-month period ended March 31, 2008 compared to $13,268 for the three-month period ended March 31, 2007.

Retail Division:

Net Sales generated by the Retail Division accounted for $24,979, or 25%, and $24,355, or 23%, of total Company net sales for the three-month periods ended March 31, 2008 and 2007, respectively. We opened eight new stores and closed four under-performing stores during the twelve months ended March 31, 2008. As a result, we had 100 retail stores as of March 31, 2008 compared to 96 stores as of March 31, 2007. The 100 stores currently in operation include 93 under the Steve Madden brand, six under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the first quarters of 2008 and 2007) decreased 3.7% in the first quarter of this year due primarily to the lack of any significant fashion trends and the softening retail environment. Gross profit as a percentage of sales decreased to 48% for the three-month period ended March 31, 2008 from 51% in the comparable period of 2007, primarily due to a significant increase in inventory markdowns required to sell slow moving inventory. In the first quarter of 2008, operating expenses increased to $18,212 compared to $14,343 in the prior year, primarily due to the additional expenses associated with our Compo business acquired in the second quarter of last year and the incremental occupancy and operating costs associated with the net addition of four retail stores. Loss from operations for the Retail Division was $6,283 for the three-month period ended March 31, 2008 compared to $1,946 for the same period of 2007.

First Cost Division:

The First Cost Division generated net commission income and design fees of $2,340 for the three-month period ended March 31, 2008, compared to $4,347 for the comparable period of 2007. A decrease caused by our large private label customers scaling back their orders in response to the soft retail environment was partially offset by an increase in our international business.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

We had working capital of $91,138 at March 31, 2008 compared to $121,138 at December 31, 2007. The decrease was primarily due to the completion of our tender offer in which we repurchased of 2,600,000 shares of our common stock at a total cost of $44,200. The decrease was partially offset by a $13,536 increase in the amount due from factor.

Under the terms of a factoring agreement with GMAC, we are eligible to borrow 80% against our receivables at an interest rate equal to the lower of the prime rate less 0.875% or the 30-day London Interbank Offered Rate plus 1.375%. This agreement, which has no specific expiration date and can be terminated by either party with 60 days written notice after June 30, 2009, provides us with a $50 million credit facility with a $25 million sub-limit on the aggregate face amount of Letters of Credit with some other stipulations. We had no outstanding borrowings as of March 31, 2008.

As of March 31, 2008, we held marketable securities valued at $32,660, consisting primarily of corporate and municipal bonds, U.S. Treasury notes, government asset-backed securities, certificates of deposits and equities.

As of March 31, 2008, $16,070 of our marketable securities were invested in auction rate securities. The contractual maturities of the investments underlying, the auction rate securities mature at various dates through 2046, however, all of our auction rate securities, or ARS, have a reset period of less than 30 days. Through May 7, 2008, all of our ARS have failed at auction multiple times, resulting in our continuing to hold these securities. Based on current market conditions, it is likely that auctions related to these securities will continue to be unsuccessful in the near term. Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop, therefore limiting the short-term liquidity of these investments. Accordingly, the auction rate securities are classified as long term as of March 31, 2008. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three months ended March 31, 2008, the Company recorded unrealized loss on its ARSs of $230. The valuation may be revised in future periods as market conditions evolve.

We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the three-month period ended March 31, 2008, net cash used by operating activities was $2,040. The primary sources of cash were net income of $2,052, increases in accounts payable and other accrued expenses of $2,572, a decrease in accounts receivable of $2,335 and a decrease in inventory of $790. The primary uses of cash were increases in due from factor of $10,523, an increase in prepaid expenses, prepaid taxes, deposits and other assets of $2,239.

INVESTING ACTIVITIES
($ in thousands)

During the three-month period ended March 31, 2008, we invested $282 in marketable securities and received $47,207 from the maturities and sales of securities. We also paid $4,923 for the 2007 provision of the earn-out agreement pertaining to the acquisition of Daniel M. Friedman. Additionally, we made capital expenditures of $2,286, principally for the one new store opened in the current period, the construction of two new stores scheduled to open in the second quarter of 2008, the remodeling of two existing stores, leasehold improvements to corporate office space and for upgrades to our computer systems.

FINANCING ACTIVITIES
($ in thousands)

During the three-month period ended March 31, 2008, we completed a Tender Offer to purchase 2,600,000 shares of the Company’s common stock for treasury at a total cost of $44,200 or $17.00 per share. We also received $14 in cash and realized a tax benefit of $15 in connection with the exercise of stock options.

CONTRACTUAL OBLIGATIONS
($ in thousands)

Our contractual obligations as of March 31, 2008 were as follows:

		Payment due by period

Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2012	2013 and after

Operating lease obligations	$124,154	$12,691	$33,189	$30,418	$47,856

Purchase obligations	73,090	73,090	0	0	0

Other long-term liabilities (future minimum royalty payments)	1,805	391	1,414	0	0

Total	$199,049	$86,172	$34,603	$30,418	$47,856

At March 31, 2008, we had un-negotiated open letters of credit for the purchase of inventory of approximately $3,570.

We have an employment agreement with Steven Madden, our founder and Creative and Design Chief, which provides for an annual base salary of $600 subject to certain specified adjustments through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA, revenue of any new business and royalty income over $2 million, plus an equity grant and a non-accountable expense allowance.

On February 7, 2006, we acquired all of the equity interest of Daniel M. Friedman. The acquisition was completed for consideration of $23,686, including transaction costs. In addition, the purchase agreement includes certain earn-out provisions based on financial performance through 2008.

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,222 in 2008, $1,880 in 2009 and $400 in 2010. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options. The Chief Operating Officer of the Company is entitled to deferred compensation calculated as a percentage of his base salary.

Ninety-nine percent (99%) of the Company’s products are produced at overseas locations, the majority of which are located in China, with a small percentage located in Brazil, Italy, India, Spain and Mexico. We have not entered into any long-term manufacturing or supply contracts with any of these foreign companies. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products. We currently make approximately 99% of our purchases in U.S. dollars.

INFLATION

The Company does not believe that the relatively low rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on sales, expenses or profitability.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our condensed consolidated financial statements: allowance for bad debts, returns and customer chargebacks; inventory reserves; valuation of intangible assets; litigation reserves and cost of sales.

Allowances for bad debts, returns and customer chargebacks. We provide reserves against its trade accounts receivables for future customer chargebacks, co-op advertising allowances, discounts, returns and other miscellaneous deductions that relate to the current period. The reserve against our non-factored trade receivables also includes estimated losses that may result from customers’ inability to pay. The amount of the reserve for bad debts, returns, discounts and compliance chargebacks are determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. We evaluate anticipated customer markdowns and advertising chargebacks by reviewing several performance indicators for our major customers. These performance indicators (which include inventory levels at the retail floors, sell through rates and gross margin levels) are analyzed by key account executives and the Vice President of Wholesale Sales to estimate the amount of the anticipated customer allowance. Failure to correctly estimate the amount of the reserve could materially impact our results of operations and financial position.

Inventory reserves. Inventories are stated at lower of cost or market, on a first-in, first-out basis. We review inventory on a regular basis for excess and slow moving inventory. The review is based on an analysis of inventory on hand, prior sales and expected net realizable value through future sales. The analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future as well as subsequent sales. We consider quantities on hand in excess of estimated future sales to be at risk for market impairment. The net realizable value, or market value, is determined based on the estimate of sales prices of such inventory through off-price or discount store channels. The likelihood of any material inventory write-down is dependent primarily on the expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for the our product, the economy or other failure to estimate correctly, in addition to abnormal weather patterns, could result in inventory valuation changes, either favorably or unfavorably, compared to the valuation determined to be appropriate as of the balance sheet date.

Valuation of intangible assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, which we adopted on January 1, 2002, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-lived Assets.” In accordance with SFAS No. 144, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Cost of sales. All costs incurred to bring finished products to our distribution center and, in the retail division, the costs to bring products to our stores, are included in the cost of sales line item on our Consolidated Statement of Operations. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of our Condensed Consolidated Statement of Operations. We classify shipping costs, if any, to customers as operating expenses. Our gross profit margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution as a component of cost of sales, while other companies report on the same basis as we do and include them in operating expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates, primarily based on the prime rate and LIBOR. An analysis of our credit agreements with GMAC can be found in Liquidity and Capital Resources section under Item 2 of this document.

As of March 31, 2008, we held marketable securities valued at $32,660, which consist primarily of corporate and municipal bonds, U.S. treasury notes, certificates of deposit and government asset-backed securities that have various maturities through 2046, as well as marketable equity securities. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

As of March 31, 2008, $16,070 our marketable securities were invested in auction rate securities. The contractual maturities of the investments underlying the auction rate securities mature at various dates through 2046, however, all of our auction rate securities, or ARS, have a reset period of less than 30 days. Through May 7, 2008, all of our ARS have failed at auction multiple times, resulting in our continuing to hold these securities. Based on current market conditions, it is likely that auctions related to these securities will continue to be unsuccessful in the near term. Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop, therefore limiting the short-term liquidity of these investments. Accordingly, the auction rate securities are classified as long term as of March 31, 2008. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three months ended March 31, 2008, the Company recorded unrealized loss on its ARSs of $230. The valuation may be revised in future periods as market conditions evolve.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were, as of the end of the fiscal quarter covered by this quarterly report, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note K and Part I, Item 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Unless otherwise indicated, all proceedings discussed in those earlier reports remain outstanding.

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

ITEM 1A. RISK FACTORS

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table provides information as of March 31, 2008 with respect to the shares of common stock repurchased by the Company during the first quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs

1/01/08 – 1/31/08	0	$0	0	$46,206,993

2/01/08 – 2/28/08	0	$0	0	$46,206,993

3/01/08 – 3/31/08	2,600,000	$17.00	2,600,000	$2,006,993

Total	2,600,000	$17.00	2,600,000	$2,006,993

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1

Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 1 to Steven Madden, Ltd.’s Current Report on Form 8-K , dated November 23, 1998, Securities and Exchange Commission File Number 000-23702, Film Number 98757800).

3.2	Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to Steven Madden, Ltd.’s Current Report on Form 8-K, dated March 28, 2008).

4.1	Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.01 to Steven Madden, Ltd.’s Registration Statement on Form SB-2/A, dated September 29, 1993).

4.2

Rights Agreement between Steven Madden, Ltd. and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to Steven Madden, Ltd.’s Current Report on Form 8-K dated November 16, 2001, SEC File Number 000-23702, Film Number 1794721).

10.1

Employment Agreement, entered into on April 7, 2008, but effective as of March 24, 2008, by and between Steven Madden, Ltd. and Edward Rosenfeld (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K, dated April 11, 2008).

10.2	Letter Agreement, entered into on March 27, 2008, but effective as of March 24, 2008, by and between Steven Madden, Ltd. and Walter Yetnikoff.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 12, 2008

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD

Edward R. Rosenfeld
Chief Executive Officer

/s/ ARVIND DHARIA

Arvind Dharia
Chief Financial Officer

Exhibit No.	Description

3.1

Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 1 to Steven Madden, Ltd.’s Current Report on Form 8-K, dated November 23, 1998, Securities and Exchange Commission File Number 000-23702, Film Number 98757800).

3.2	Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to Steven Madden, Ltd.’s Current Report on Form 8-K, dated March 28, 2008).

4.1	Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.01 to Steven Madden, Ltd.’s Registration Statement on Form SB-2/A, dated September 29, 1993).

4.2

Rights Agreement between Steven Madden, Ltd. and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to Steven Madden, Ltd.’s Current Report on Form 8-K dated November 16, 2001, SEC File Number 000-23702, Film Number 1794721).

10.1

Employment Agreement, entered into on April 7, 2008, but effective as of March 24, 2008, by and between Steven Madden, Ltd. and Edward Rosenfeld (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K, dated April 11, 2008).

10.2	Letter Agreement, entered into on March 27, 2008, but effective as of March 24, 2008, by and between Steven Madden, Ltd. and Walter Yetnikoff.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.