Form 10-Q
period 2008-06-30
STEVEN MADDEN, LTD.
filed 2008-08-08
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 5, 2008, the latest practicable date, there were 17,694,245 shares of common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2008	December 31, 2007	June 30, 2007

	(unaudited)		(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$18,849	$29,446	$23,933
Accounts receivable, net of allowances of $1,141, $1,967 and $1,956	6,391	8,351	7,506
Due from factor, net of allowances of $9,640, $13,479 and $10,504	49,636	32,819	44,295
Note receivable – related party	3,247	—	3,000
Inventories	35,327	27,197	35,153
Marketable securities - available for sale	21,688	51,028	54,873
Prepaid expenses and other current assets	6,463	5,840	7,812
Prepaid taxes	7,104	4,819	11,411
Deferred taxes	9,493	9,355	7,892

Total current assets	158,198	168,855	195,875

Note receivable – related party	—	3,126	—
Property and equipment, net	27,849	28,653	23,946
Deferred taxes	7,242	7,232	6,723
Deposits and other	2,326	3,202	2,995
Marketable securities - available for sale	5,774	29,383	15,100
Goodwill – net	16,942	15,922	10,902
Intangibles - net	9,167	10,148	11,129

Total Assets	$227,498	$266,521	$266,670

LIABILITIES
Current liabilities:
Accounts payable	$20,838	$24,827	$19,353
Accrued expenses	11,197	16,757	13,987
Accrued incentive compensation	6,933	6,133	3,184

Total current liabilities	38,968	47,717	36,524

Deferred rent	4,498	3,470	3,307

Total liabilities	43,466	51,187	39,831

Commitments, contingencies and other

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock - $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 90,000 shares authorized; 25,956, 25,780 and 25,700 shares issued, 17,694; 20,118 and 21,290 outstanding	3	3	3
Additional paid-in capital	133,297	129,913	128,112
Retained earnings	178,949	169,263	153,612
Other comprehensive (loss):
Unrealized (loss) on marketable securities	(233)	(61)	(257)
Treasury stock – 8,262, 5,662 and 4,410 shares at cost	(127,984)	(83,784)	(54,631)

Total stockholders’ equity	184,032	215,334	226,839

Total Liabilities and Stockholders’ Equity	$227,498	$266,521	$266,670

See accompanying notes to condensed consolidated financial statements - unaudited	1

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net sales:
Wholesale	$79,426	$78,616	$154,986	$160,915
Retail	29,891	29,640	54,870	53,995

	109,317	108,256	209,856	214,910

Cost of sales:
Wholesale	51,904	51,696	99,178	104,198
Retail	11,876	11,140	24,926	23,098

	63,780	62,836	124,104	127,296

Gross profit:
Wholesale	27,522	26,920	55,808	56,717
Retail	18,015	18,500	29,944	30,897

	45,537	45,420	85,752	87,614

Commission and licensing fee income - net	3,203	5,669	6,559	11,115
Operating expenses	(36,593)	(33,599)	(77,327)	(65,570)

Income from operations	12,147	17,490	14,984	33,159
Interest and other income, net	368	803	894	1,713

Income before provision for income taxes	12,515	18,293	15,878	34,872
Provision for income taxes	4,881	7,775	6,192	14,821

Net income	$7,634	$10,518	$9,686	$20,051

Basic income per share	$0.43	$0.51	$0.51	$0.96

Diluted income per share	$0.43	$0.49	$0.51	$0.92

Basic weighted average common shares outstanding	17,662	20,659	18,839	20,809
Effect of dilutive securities - options/restricted stock	148	967	184	984

Diluted weighted average common shares outstanding	17,810	21,626	19,023	21,793

See accompanying notes to condensed consolidated financial statements - unaudited	2

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,

	2008	2007

Cash flows from operating activities:
Net income	$9,686	$20,051
Adjustments to reconcile net income to net cash used in operating activities:
Excess tax benefit from the exercise of options	(69)	(8,087)
Depreciation and amortization	4,662	3,886
Loss on disposal of fixed assets	826	474
Deferred taxes	(148)	—
Non-cash compensation	3,237	2,289
Provision for bad debts	(4,665)	(89)
Deferred rent expense	1,028	171
Realized loss on marketable securities	655	363
Changes in:
Accounts receivable	2,786	(345)
Due from factor	(12,978)	(3,842)
Note receivable – related party	(121)	(3,000)
Inventories	(8,130)	(1,493)
Prepaid expenses, prepaid taxes, deposits and other assets	(2,001)	(3,749)
Accounts payable and other accrued expenses	(4,846)	(565)

Net cash (used in) provided by operating activities	(10,078)	6,064

Cash flows from investing activities:
Purchase of property and equipment	(3,666)	(4,550)
Purchase of marketable securities	(5,293)	(17,807)
Sale/redemption of marketable securities	57,415	37,814
Acquisitions, net of cash acquired *	(4,923)	(8,982)

Net cash provided by investing activities	43,533	6,475

Cash flows from financing activities:
Proceeds from options exercised	79	5,044
Tax benefit from exercise of options	69	8,087
Common stock purchased for treasury	(44,200)	(20,941)

Net cash used in financing activities	(44,052)	(7,810)

Net (decrease) increase in cash and cash equivalents	(10,597)	4,729
Cash and cash equivalents - beginning of period	29,446	19,204

Cash and cash equivalents - end of period	$18,849	$23,933

* Amounts for 2008 include $3,903 which was accrued at December 31, 2007.

See accompanying notes to condensed consolidated financial statements - unaudited	3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2008
($ in thousands except per share data)

NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2007 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 12, 2008.

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

The significant areas involving management estimates include allowances for bad debts, returns and customer chargebacks. The Company provides reserves on trade accounts receivables for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance related deductions that relate to the current period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by key account executives and the Vice President of Wholesale Sales to estimate the amount of the anticipated customer allowance.

NOTE C – NOTE RECEIVABLE – RELATED PARTY

On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000, in order for Mr. Madden to exercise options that were due to expire and retain the underlying Company stock, which he pledged to the Company as collateral. Mr. Madden executed a secured promissory note in favor of the Company that bears interest at an annual rate of 8% and was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. An amendment to the note dated December 19, 2007 extended the due date to March 31, 2009. As of June 30, 2008, $247 of interest has accrued on the note and has been reflected on the Company’s Condensed Consolidated Financial Statements. Further, pursuant to the note, Mr. Madden pledged, assigned and granted a first priority security interest in 510,000 of his shares of common stock of the Company as security for the performance of his obligations under the Note.

NOTE D - MARKETABLE SECURITIES

Marketable securities consist primarily of corporate and municipal bonds, U.S. treasury notes and government asset-backed securities with maturities greater than three months and up to five years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). Amortization of premiums and discounts is included in interest income and is not material. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2008
($ in thousands except per share data)

NOTE D - MARKETABLE SECURITIES (CONTINUED)

At December 31, 2007, the Company held $37,325 in auction rate securities. The contractual maturities of the investments underlying the auction rate securities matured at various dates through 2046, however, all the Company’s auction rate securities, or ARSs, had a reset period of 28 days. Subsequent to December 31, 2007 the Company reduced the amount of its ARSs via successful auctions to $16,300, however, in February of 2008, the liquidity in the ARS market evaporated causing the ARSs to fail at auction, resulting in the Company continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Accordingly, $16,300 of the auction rate securities were classified as long term as of December 31, 2007. The lack of liquidity in the ARS market continued during the first quarter of 2008, and as a result, the Company recorded an unrealized loss in other comprehensive loss on its ARSs of $230 as of March 31, 2008. Beginning in June of 2008, a market developed for certain ARSs based on the quality and the collateral of the underlying securities. During the month of June the Company was able to sell $6,825 of its ARSs at full face value thereby reducing its holdings in ARSs to $9,475 as of June 30, 2008, and subsequently, was able to sell an additional $9,400 of ARSs to further reduce its holdings to $75 as of July 31, 2008. Therefore, the ARS balance of $9,475 as of June 30, 2008 has been classified as short term and the unrealized loss of $230 provided for in the first quarter of this year has been reversed in the current quarter. As a result, we did not incur any losses with respect to our investments in ARSs.

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
June 30, 2008
($ in thousands except per share data)

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

NOTE I – SALES DEDUCTIONS

The Company supports retailers’ initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the Condensed Consolidated Statement of Operations as deductions to sales. For the three- and six-month periods ended June 30, 2008, the total deduction to sales for these expenses was $9,708 and $17,339, respectively, as compared to $10,322 and $19,681 for the comparable periods in 2007.

NOTE J – COST OF SALES

All costs incurred to bring finished products to the Company’s distribution center and, in the Retail Division, the costs to bring products to the Company’s stores, are included in the cost of sales line on the Condensed Consolidated Statement of Operations. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, customs duties, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale Division and freight to customers, if any, are included in the operating expenses line item of the Company’s Condensed Consolidated Statements of Operations. The Company’s gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

NOTE K - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted income per share reflects the potential dilution assuming shares of common stock were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding shares of common stock. Diluted income per share also reflects the unvested and unissued shares promised to employees that have a dilutive effect. In addition, diluted earnings per share include the amount of unrecognized share-based compensation costs attributed to future services and the amount of tax benefits, if any, that would be credited to Additional Paid In Capital assuming the exercise of options. For both the three- and six-month periods ended June 30, 2008, 160,000 stock options have been excluded from the calculation because inclusion of such shares would be anti-dilutive as compared with 300,000 stock options that have been excluded from the calculation for the three and six months ended June 30, 2007.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2008
($ in thousands except per share data)

NOTE L - STOCK-BASED COMPENSATION

In March 2006, the Board of Directors approved the Steven Madden, Ltd. Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The stockholders approved the Plan on May 26, 2006. Prior to the amendment of the Plan described below, the number of shares that could be issued or used under the Plan could not exceed 1,200,000 shares. On May 25, 2007 the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan to 1,550,000. The following table summarizes the number of shares of common stock authorized for use in the Plan, the amount of stock-based awards issued (net of expired or cancelled) and the amount of shares of common stock available for the grant of stock-based awards under the Plan:

Common Stock authorized	1,550,000

Stock based awards, including restricted stock and stock options, granted net of expired or cancelled	890,000

Common Stock available for grant of stock based awards as of June 30, 2008	660,000

Total equity-based compensation for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Stock options	$102	$63	$114	$63
Restricted stock	1,040	1,214	3,123	2,226

Total	$1,142	$1,277	$3,237	$2,289

On March 24, 2008, the Chief Executive Officer and Chairman of the Board of Directors resigned from his positions. For the purposes of determining any payments to which such former executive was entitled following his resignation, it was mutually agreed to treat his resignation as a termination without Cause, as defined in his employment agreement. Pursuant to an agreement with the Company, 42,500 shares of restricted stock that were due to vest in varying amounts over four years vested on the date of termination. Accordingly, the balance of unamortized stock-based compensation related to the former executive’s restricted stock of $921 was included as a one-time charge in operating expenses during the quarter ended March 31, 2008.

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Operations.

Stock Options

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during both the three- and six-month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Proceeds from stock options exercised	$65	$5,044	$79	$5,044
Tax benefit related to stock options exercised	38	8,087	69	8,087
Intrinsic value of stock options exercised	99	19,906	137	19,906

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2008
($ in thousands except per share data)

NOTE L - STOCK-BASED COMPENSATION (CONTINUED)

During the three and six months ended June 30, 2008, 5,000 options vested with a fair value of $29. No options vested during the three and six months ended June 30, 2007. As of June 30, 2008, there were 260,000 unvested options with a total of $1,503 of unrecognized compensation cost and an average vesting period of 4.3 years. As of June 30, 2007, there were 300,000 unvested options with a total of $1,440 of unrecognized compensation cost and an average vesting period of 3.9 years. In April of 2008, 100,000 options were granted to the Company’s Creative and Design Chief.

The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of a special dividend paid in November of 2005 and 2006, the Company historically has not paid dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted:

	Six months ended June 30,
	2008	2007

Expected volatility	42.5 to 42.9%	36.8%
Risk-free interest rate	2.30 to 2.83%	4.73%
Expected life (in years)	3.1 to 3.9	3.1
Expected dividend yield	None	None
Weighted average fair value	$6.55	$5.01

Activity relating to stock options granted under the Company’s plans and outside the plans during the six months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	538,000	$12.45
Granted	260,000	18.71
Exercised	(12,000)	6.58
Cancelled/Forfeited	—	—

Outstanding at June 30, 2008	786,000	$14.61	7.0	$3,114

Exercisable at June 30, 2008	526,000	$12.59	5.7	$3,047

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2008
($ in thousands except per share data)

NOTE L - STOCK-BASED COMPENSATION (CONTINUED)

Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2008 and 2007:

	2008		2007

	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at January 1	507,000	$30.90	391,000	$32.07
Granted	12,000	17.82	215,000	29.90
Vested	(164,000)	31.53	(98,000)	32.35
Forfeited	(5,000)	34.05	(4,000)	34.05

Non-vested at June 30	350,000	$30.10	504,000	$31.08

As of June 30, 2008, there was $9,021 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 2.7 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

NOTE M – ACQUISITIONS

Compo Enhancements

On May 16, 2007, the Company acquired all of the outstanding membership interests of privately held Compo Enhancements, LLC (“Compo”), a Connecticut limited liability company. Compo was founded in late 2005 as a third party provider of e-commerce solutions for the Company. The acquisition enables the Company to fully integrate its e-commerce business into the Company’s Retail Division and operate its online business internally. The acquisition, which was accounted for using the purchase method of accounting as required by SFAS Statement No.141, “Business Combinations”, was completed for a consideration of $8,982, inclusive of transaction costs, subject to adjustments which include certain earn-out provisions based on the Company’s financial performance through 2012. In December of 2007, Jeffrey Silverman, the founder and Chief Executive Officer of Compo, reached an agreement with the Company to surrender his rights under the earn-out agreement in exchange for a cash payment which, combined with other purchase adjustments, increased the total consideration to $9,679. The total purchase price has been allocated as follows:

Current assets	$50
Property and equipment	143
Intangible assets	4,744
Goodwill	5,501
Liabilities assumed	(759)

Net assets acquired	$9,679

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2008
($ in thousands except per share data)

NOTE M – ACQUISITIONS (CONTINUED)

The results of operations of Compo have been included in the Company’s Condensed Consolidated Statements of Operations from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results. In connection with the acquisition, the former President of Compo was appointed President of the Company. His contract, which was to expire on December 31, 2009, provided for an annual salary of $600 and an annual bonus based on EBIT. In addition, he was granted 150,000 stock options with an exercise price of $45 and an additional 150,000 stock options with an exercise price of $50, all of which were to vest over three years. In December of 2007, an amendment to the President’s contract shortened the expiration date to June 30, 2008, eliminated the bonus provision of the contract and cancelled all of the stock options. He resigned his position with the Company effective as of April 4, 2008. The Company retained the former President to act as a consultant to the Company in connection with the Company’s on-line and internet business operations for the period beginning April 19, 2008 and ending June 30, 2008. In consideration of such services, the former President received $141.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2008
($ in thousands except per share data)

NOTE N– GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the carrying amount of goodwill by segment for the six months ended June 30, 2008:

	Wholesale			Net
				Carrying
	Women’s	Accessories	Retail	Amount

Balance at January 1, 2008	$1,547	$8,874	$5,501	$15,922
Additional purchase price – Daniel M. Friedman	0	1,020	0	1,020

Balance at June 30, 2008	$1,547	$9,894	$5,501	$16,942

The following table details identifiable intangible assets as of June 30, 2008:

	Estimated lives	Cost basis	Accumulated Amortization	Net carrying amount

Trade name	6 years	$200	$82	$118
Customer relationships	10 years	6,400	1,061	5,339
License agreements	3-6 years	5,600	2,596	3,004
Non-compete agreement	5 years	930	233	697
Other	3 years	14	5	9

		$13,144	$3,977	$9,167

The estimated future amortization expense of purchased intangibles as of June 30, 2008 is as follows:

2008 (remaining six months)	$981
2009	1,859
2010	1,856
2011	1,381
2012	642
Thereafter	2,448

$9,167

NOTE O – COMPREHENSIVE INCOME

Comprehensive income for the three- and six-month periods ended June 30, 2008, after considering other comprehensive income (loss) including unrealized gain (loss) on marketable securities of $30 and ($172), was $7,664 and $9,514, respectively. For the comparable periods ended June 30, 2007, after considering other comprehensive gains on marketable securities of $279 and $384, comprehensive income was $10,797 and $20,435, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2008
($ in thousands except per share data)

NOTE P – INCOME TAXES

A recent growth in the Company’s New York based income, combined with revisions in state and local tax law prompted the Company to re-evaluate its tax filing strategies. As a result of such changes, the Company has determined that electing to file each of its New York State and New York City tax returns on a combined basis would maximize the tax benefits available to the Company. The election to file combined returns, combined with other tax strategies, has reduced the Company’s expected effective tax rate to 39.0% in the first six months of 2008 from 42.5% in the same period of last year.

The Company is currently under examination by the Internal Revenue Service and by New York State for the years 2003 through 2006. The ultimate outcome of the audits cannot be determined currently.

NOTE Q – ACCOUNTING STANDARDS ADOPTED IN FISCAL 2008

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”. The FSP amended FASB Statement No. 157 to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008. The Statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial assets subject to fair value measurements as of June 30, 2008 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy

	Fair value	Level 1	Level 2	Level 3

Cash and cash equivalents	$18,849	$18,849	—	—
Current marketable securities – available for sale	21,688	21,688	—	—
Long-term marketable securities – available for sale	5,774	5,774	—	—

Total	$46,311	$46,311	—	—

On June 30, 2008, the Company held $9,475 in ARSs, which was reduced to $75 as of July 31, 2008. Therefore, the ARS balance of $9,475 as of June 30, 2008 has been included in current marketable securities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2008
($ in thousands except per share data)

NOTE Q – ACCOUNTING STANDARDS ADOPTED IN FISCAL 2008 (CONTINUED)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Investments in Auction Rate Securities

Balance at January 1, 2008	$—

Transfers to level 3	16,300

Sales/redemptions	(6,825)

Unrealized losses recorded to other comprehensive income	—

Losses deemed to be other than temporary recorded in earnings	—

Transfers to level 1	(9,475)

Balance at June 30, 2008	$—

As of June 30, 2008, the Company does not have any financial liabilities. No gains or losses resulting from the fair value measurement of financial assets were included in the Company’s earnings. The adoption of SFAS No. 157 has not impacted the Company’s results of operations and financial position.

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

NOTE R – RECENTLY ISSUED ACCOUNTING STANDARDS

In December of 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 141R will have on its results of operations or financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 160 will have on its results of operations or financial condition.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2008
($ in thousands except per share data)

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

      [2] Employment agreement:

Effective April 7, 2008, the Company entered into an employment agreement with Edward Rosenfeld pursuant to which Mr. Rosenfeld will serve as the Company’s Chief Executive Officer. The agreement, which expires on December 31, 2009, provides for an annual salary of $400. In addition, Mr. Rosenfeld received 40,000 stock options that will vest annually over five years.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2008
($ in thousands except per share data)

Note T – Operating Segment Information

The Company’s reportable segments are primarily based on methods used to distribute its products. The wholesale segment, through sales to department and specialty stores, and the retail segment, through the operation of retail stores and the website, derive revenue from sales of branded women’s, men’s and kid’s footwear and accessories. In addition, the wholesale segment has a licensing program that extends the Steve Madden, Steven by Steve Madden and Stevies brands to accessories and ready-to-wear apparel. The first cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent to mass-market merchandisers, shoe chains and other off-price retailers with respect to their procurement of private label shoes.

	Wholesale Segments

	Women’s	Men’s	Accessories	Total Wholesale	Retail	First Cost	Consolidated

Quarter ended, June 30, 2008:
Net sales to external customers	$53,928	$10,907	$14,591	$79,426	$29,891		$109,317
Gross profit	18,458	4,294	4,770	27,522	18,015		45,537
Commissions and licensing fees - net	703	—	—	703	—	$2,500	3,203
Income (loss) from operations	6,989	1,345	1,349	9,683	(36)	2,500	12,147
Segment assets	$98,893	$23,048	$26,353	$148,294	$48,114	$31,090	$227,498
Capital expenditures				$169	$1,211	$—	$1,380

June 30, 2007:
Net sales to external customers	$52,571	$14,200	$11,845	$78,616	$29,640		$108,256
Gross profit	17,222	5,957	3,741	26,920	18,500		45,420
Commissions and licensing fees - net	1,002	—	—	1,002	—	$4,667	5,669
Income from operations	6,521	2,426	879	9,826	2,997	4,667	17,490
Segment assets	$147,700	$23,295	$22,172	$193,167	$49,520	$23,983	$266,670
Capital expenditures				$210	$2,086	$—	$2,296

	Wholesale segments

	Women’s	Men’s	Accessories	Total Wholesale	Retail	First Cost	Consolidated

Six months ended, June 30, 2008:
Net sales to external customers	$106,531	$19,332	$29,123	$154,986	$54,870		$209,856
Gross profit	38,099	7,619	10,090	55,808	29,944		85,752
Commissions and licensing fees - net	1,719	—	—	1,719	—	$4,840	6,559
Income from operations	11,771	1,702	2,990	16,463	(6,319)	4,840	14,984
Segment assets	$98,893	$23,048	$26,353	$148,294	$48,114	$31,090	$227,498
Capital expenditures				$1,549	$2,117	$—	$3,666

June 30, 2007
Net sales to external customers	$110,097	$24,057	$26,761	$160,915	$53,995		$214,910
Gross profit	39,223	9,653	7,841	56,717	30,897		87,614
Commissions and licensing fees - net	2,101	—	—	2,101	—	$9,014	11,115
Income from operations	17,930	3,141	2,023	23,094	1,051	9,014	33,159
Segment assets	$147,700	$23,295	$22,172	$193,167	$49,520	$23,983	$266,670
Capital expenditures				$1,226	$3,324	$—	$4,550

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

Despite the poor economic conditions and low consumer confidence during the second quarter of 2008, our consolidated net sales increased 1% over the same period of last year. Consolidated net sales for the quarter ended June 30, 2008 were $109,317 as compared to $108,256 in the same quarter of the prior year. Gross margin in the second quarter of 2008 remained unchanged from the second quarter of 2007 at 42%. Net income for the second quarter of this year was $7,634, compared with $10,518 in the same period last year. The primary reasons for the decrease in net income are the increase in operating costs associated with the net addition of two retail stores, a decrease in operating income in our First Cost Division, and a decrease in interest income resulting from the reduction in marketable securities pursuant to the completion of our tender offer to purchase 2,600,000 shares of our common stock. Diluted EPS for the second quarter of 2008 was $0.43 per share on 17,810,000 diluted weighted average shares outstanding compared to $0.49 per share on 21,626,000 diluted weighted average shares outstanding in the second quarter of last year.

In our retail division, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout the second quarters of 2008 and 2007) decreased 3.3%. As of June 30, 2008, we had 98 stores in operation, compared to 96 stores last year. During the twelve months ended June 30, 2008, sales per square foot declined to $635 compared to sales per square foot of $696 achieved in the same period of 2007.

Our election to file combined returns in New York State and New York City, in concert with other tax strategies, has reduced our expected effective tax rate to 39.0% in the second quarter of 2008 from 42.5% in the second quarter of last year.

Our annualized inventory turnover increased to 8.1 times in the second quarter of 2008 from 8.0 in the second quarter of 2007. Our accounts receivable average collection days increased to 53 days in the second quarter of 2008 compared to 51 days in the second quarter of the previous year.

On March 25, 2008, we demonstrated our commitment to enhancing stockholder value as well as our confidence in our future by completing a tender offer to purchase 2,600,000 shares of our common stock for treasury at a total cost of $44,200 or $17.00 per share. As of June 30, 2008, we had $46,311 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders equity of $184,032. Working capital decreased to $119,230 as of June 30, 2008, compared to $159,351 on June 30, 2007 primarily as a result of the aforementioned tender offer.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information
Three Months Ended June 30
($ in thousands)

	2008		2007

CONSOLIDATED:

Net sales	$109,317	100%	$108,256	100%
Cost of sales	63,780	58	62,836	58
Gross profit	45,537	42	45,420	42
Other operating income - net of expenses	3,203	3	5,669	5
Operating expenses	36,593	34	33,599	31
Income from operations	12,147	11	17,490	16
Interest and other income – net	368	0	803	1
Income before income taxes	12,515	11	18,293	17
Net income	7,634	7	10,518	10

By Segment:

WHOLESALE DIVISION:

Net sales	$79,426	100%	$78,616	100%
Cost of sales	51,904	65	51,696	66
Gross profit	27,522	35	26,920	34
Other operating income	703	0	1,002	1
Operating expenses	18,542	23	18,096	23
Income from operations	9,683	12	9,826	12

RETAIL DIVISION:

Net sales	$29,891	100%	$29,640	100%
Cost of sales	11,876	40	11,140	38
Gross profit	18,015	60	18,500	62
Operating expenses	18,051	60	15,503	52
Income (loss) from operations	(36)	0	2,997	10
Number of stores	98		96

FIRST COST DIVISION:

Other commission income - net of expenses	$2,500	100%	$4,667	100%

Selected Financial Information
Six Months Ended June 30
($ in thousands)

	2008		2007

CONSOLIDATED:

Net sales	$209,856	100%	$214,910	100%
Cost of sales	124,104	59	127,296	59
Gross profit	85,752	41	87,614	41
Other operating income - net of expenses	6,559	3	11,115	5
Operating expenses	77,327	37	65,570	31
Income from operations	14,984	7	33,159	15
Interest and other income – net	894	1	1,713	1
Income before income taxes	15,878	8	34,872	16
Net income	9,686	5	20,051	9

By Segment:

WHOLESALE DIVISION:

Net sales	$154,986	100%	$160,915	100%
Cost of sales	99,178	64	104,198	65
Gross profit	55,808	36	56,717	35
Other operating income	1,719	1	2,101	1
Operating expenses	41,064	26	35,724	22
Income from operations	16,463	11	23,094	14

RETAIL DIVISION:

Net sales	$54,870	100%	$53,995	100%
Cost of sales	24,926	45	23,098	43
Gross profit	29,944	55	30,897	57
Operating expenses	36,263	66	29,846	55
Income (loss) from operations	(6,319)	(11)	1,051	2
Number of stores	98		96

FIRST COST DIVISION:

Other commission income - net of expenses	$4,840	100%	$9,014	100%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Consolidated:

Net sales for the three-months ended June 30, 2008 increased by 1% to $109,317 from $108,256 for the comparable period of 2007. Net sales in each of the Wholesale and Retail Divisions increased by 1%. Gross margin in the second quarter of 2008 remained unchanged from the second quarter of 2007 at 42% as a modest increase in the Wholesale Division’s gross margin was offset by a decrease in the Retail Division. Operating expenses increased in the second quarter of this year to $36,593 from $33,599 in the same period last year. Commission and licensing fee income was $3,203 in the second quarter of 2008 compared to $5,669 in the second quarter of 2007. Income from operations was $12,147 in the second quarter of this year compared to $17,490 in the same period last year. Our effective tax rate decreased to 39.0% in the second quarter of 2008 compared to 42.5% in the same period last year due to our election in 2007 to file combined returns for both New York State and New York City, in concert with other tax strategies. Net income decreased to $7,634 in the second quarter of this year compared to $10,518 in the same period last year. The decrease in income was primarily due to the decrease in commission and licensing fee income and the increase in operating expenses in the Retail Division.

Wholesale Division:

Net sales from the Wholesale Division accounted for $79,426 or 73%, and $78,616 or 73% of our total net sales for the second quarter of 2008 and 2007, respectively. The increase in net sales was the result of double-digit net sales growth in the Madden Girl and Daniel Friedman Divisions. In the Madden Girl Division, a 94% increase in nets sales was driven by a deeper market penetration and a strong product performance at retail. A 23% increase in net sales in the Daniel Friedman Division was due to the deeper market penetration of Betsey Johnson handbags and net sales increases in Steve Madden and Steven handbags. In addition, our new Madden Fix division, which began shipping product during the fourth quarter of 2007, contributed net sales of $600. These net sales increases were offset by lower sales in the Madden Mens, Steve Madden Womens, Candie’s, Stevies and Steven divisions caused by the challenging economic environment.

Gross profit margin increased to 35% in the second quarter of this year from 34% in the same period last year, due primarily to a decrease in markdowns and allowances coupled with a strong retail performance in some of our divisions. In the second quarter of 2008, operating expenses increased to $18,542 from $18,096 in the second quarter last year. As a percentage of sales, operating expenses remained at 23% for both quarters ended June 30, 2008 and 2007. Income from operations for the Wholesale Division decreased to $9,683 for the three-month period ended June 30, 2008 compared to $9,826 for the three-month period ended June 30, 2007.

Retail Division:

In the second quarter of 2008 net sales from the Retail Division accounted for $29,891 or 27% of our total net sales compared to $29,640 or 27% in the same period last year. We opened eight new stores and closed six under performing stores during the twelve months ended June 30, 2008. As a result, we had 98 retail stores as of June 30, 2008 compared to 96 stores as of June 30, 2007. The 98 stores currently in operation include 92 under the Steve Madden brand, five under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the second quarters of 2008 and 2007) decreased 3.3% in the second quarter of this year due to the softening retail environment. The gross margin in the Retail Division decreased to 60% in the second quarter of 2008 from 62% in the second quarter of 2007 primarily due to an increase in promotional activity required to sell slow moving inventory. In the second quarter of 2008, operating expenses increased to $18,051 from $15,503 in the second quarter last year. Several factors contributed to the increase of operating expenses including the additional payroll, rent and depreciation expenses related to the net addition of two new stores combined with the incremental costs associated with our Compo business that was acquired in the middle of the second quarter of last year. In addition, a non-cash write off of unamortized assets associated with the closing of two stores contributed to the increase in operating expenses. Loss from operations for the Retail Division was $36 in the second quarter of this year compared to income from operations of $2,997 for the same period in 2007.

First Cost Division:

The First Cost Division generated income from operations of $2,500 for the three-month period ended June 30, 2008, compared to $4,667 for the comparable period of 2007. A decrease caused by our large private label customers scaling back their orders in response to the soft retail environment was partially offset by an increase in our international business.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Consolidated:

Total net sales for the six-month period ended June 30, 2008 decreased by 2% to $209,856 from $214,910 for the comparable period of 2007. A net sales decrease in the Wholesale Division was partially offset by a net sales increase in the Retail Division. During the six months ended June 30, 2008, gross margin remained unchanged from the same period in 2007 at 41%. An increase in the Wholesale gross profit margin to 36% in the first six months of this year compared to 35% in the same period last year was offset by a decrease in the Retail gross profit margin to 55% in the first six months of this year from 57% in the same period last year. Operating expenses increased in the first half of this year to $77,327 from $65,570 in the same period last year. $4,921 of this increase is due to the charges related to the resignation of our former Chief Executive Officer and Chairman of the Board in March of this year. Additional expenses associated with our Compo business acquired in the second quarter of last year and the incremental occupancy and operating costs associated with the addition of eight new retail stores, net of savings from the closing of six stores, also contributed to the increase in operating expenses. Commission and licensing fee income was $6,559 in the first six months of 2008 compared to $11,115 in the first six months of 2007. This decrease was caused by our large private label customers in out First Cost Division scaling hack their orders in response to the soft economic environment. Income from operations was $14,984 in the first six months of this year compared to $33,159 in the same period last year. During the six months ended June 30, 2008, our effective tax rate decreased to 39.0% compared to 42.5% in the same period last year due to our election in 2007 to file combined returns for both New York State and New York City, in concert with other tax strategies. Net income decreased to $9,686 in the first six months of this year compared to $20,051 in the same period last year. The decrease in income was primarily due to the increase in operating expenses and reduction in net commission and licensing fee net income.

Wholesale Division:

Net sales from the Wholesale Division accounted for $154,986 or 74%, and $160,915 or 75% of our total net sales for the first six months of 2008 and 2007, respectively. The decrease in sales was concentrated primarily in four of our wholesale brands. The challenging retail environment resulted in a decrease in net sales in both the Steve Madden Womens and the Madden Mens divisions. Net sales in the Candie’s Division decreased due to a significant increase in markdown allowances to Kohl’s. In our Stevies children’s division, the soft sales environment, specifically in boots during the first quarter of the year, combined with the planned reduction in inventory levels at several of Stevies’ larger customers resulted in a significant decrease of net sales. These decreases were partially offset by a 50% net sales increase achieved in the Madden Girl Division and a 9% increase in net sales in the Daniel Friedman Division. In addition, our new Madden Fix division, which began shipping product during the fourth quarter of 2007, contributed net sales of $1,357 during the six months ended June 30, 2008.

Gross profit margin increased to 36% in the first six months of this year from 35% in the same period last year, primarily due to a decrease in allowances. In the first six months of 2008, operating expenses increased to $41,064 from $35,724 in the same period of 2007. The increase is primarily due to the $4,921 of the charges related to the resignation of our former Chief Executive Officer and Chairman of the Board in March of this year. Income from operations for the Wholesale Division decreased to $16,463 for the six-month period ended June 30, 2008 compared to $23,094 for the same period of 2007, primarily due to the decrease in net sales combined with the increase in operating expenses.

Retail Division:

In the first six months of 2008 net sales from the Retail Division accounted for $54,870 or 26% of our total net sales compared to $53,995 or 25% in the same period last year. We opened eight new stores and closed six under performing stores during the twelve months ended June 30, 2008. As a result, we had 98 retail stores as of June 30, 2008 compared to 96 stores as of June 30, 2007. The 98 stores currently in operation include 92 under the Steve Madden brand, five under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the first six months of 2008 and 2007) decreased 3.5% in the first six months of this year due to the difficult retail environment. The gross margin in the Retail Division decreased to 55% in the six months ended June 30, 2008 from 57% in the six months of 2007 primarily due to an increase in promotional activity required to sell slow moving inventory. During the six months ended June 30, 2008, operating expenses increased to $36,263 from $29,846 in the same period of last year. Several factors contributed to the increase of operating expenses during the six months ended June 30, 2008. The additional stores in operation during the first half of this year (which ranged from a net of five additional stores on January 1, 2008 to a net of two additional stores on June 30, 2008) resulted in an increase in payroll, rent and depreciation expenses. Incremental costs associated with our Compo business that was acquired in the middle of the second quarter of last year also contributed to the increase in operating expenses. In addition, a non-cash write off of unamortized assets associated with the closing of four stores resulted in an increase in operating expenses. Loss from operations for the Retail Division was $6,319 in the first six months of this year compared to income from operations of $1,051 for the same period in 2007.

First Cost Division:

The First Cost Division generated income from operations of $4,840 for the six-month period ended June 30, 2008, compared to $9,014 for the comparable period of 2007. A decrease was caused by our large private label customers scaling back their orders in response to the soft retail environment was partially offset by an increase in our international business.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

We had working capital of $119,230 at June 30, 2008 compared to $121,138 at December 31, 2007. The decrease was primarily due to the completion of our tender offer in which we repurchased 2,600,000 shares of our common stock at a total cost of $44,200. This decrease was partially offset by our net income for the six months ended June 30, 2008 and a decrease in our current liabilities.

Under the terms of a factoring agreement with GMAC, we are eligible to borrow 80% against our receivables at an interest rate equal to the lower of the prime rate less 0.875% or the 30-day London Interbank Offered Rate plus 1.375%. This agreement, which has no specific expiration date and can be terminated by either party with 60 days written notice after June 30, 2009, provides us with a $50 million credit facility with a $25 million sub-limit on the aggregate face amount of letters of credit with some other stipulations. We had no outstanding borrowings as of June 30, 2008.

At December 31, 2007, we held $37,325 in auction rate securities. The contractual maturities of the investments underlying the auction rate securities matured at various dates through 2046, however, all of our auction rate securities, or ARSs, had a reset period of 28 days. Subsequent to December 31, 2007 we reduced the amount of our investment in ARSs via successful auctions to $16,300; however, in February of 2008, the liquidity in the ARS market evaporated causing the ARSs to fail at auction, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Accordingly, $16,300 of the auction rate securities were classified as long term as of December 31, 2007. The lack of liquidity in the ARS market continued during the first quarter of 2008, and as a result, we recorded an unrealized loss on our investment in ARSs of $230 as of March 31, 2008. Beginning in June of 2008, a market developed for certain ARSs based on the quality and the collateral of the underlying securities. During the month of June, we were able to sell $6,825 of our ARSs at full face value thereby reducing our holdings in ARSs to $9,475 as of June 30, 2008, and subsequently, we were able to sell an additional $9,400 of ARSs to further reduce our holdings to $75 as of July 31, 2008. Therefore, the ARS balance of $9,475 as of June 30, 2008 has been classified as short term and the unrealized loss of $230 provided for in the first quarter of this year has been reversed in the current quarter. As a result, we did not incur any losses with respect to our investments in ARSs.

Management believes that based upon our current financial position and available cash and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2008, net cash used in operating activities was $10,078. The primary uses of cash were an increase in Due from factor of $12,978, an increase in inventory of $8,130, an increase in prepaids of $2,001 and an increase in accounts payable and other accrued expenses of $4,846. The primary source of cash was the net income for the six months ended June 30, 2008.

INVESTING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2008, we invested $5,293 in marketable securities and received $57,415 from the maturities and sales of securities. We also invested $4,923 in additional acquisition costs for Daniel Friedman. Additionally, we made capital expenditures of $3,666, principally for the new store opened in the current period, the construction of two new stores scheduled to open in the third quarter of 2008, the remodeling of three existing stores, leasehold improvements to corporate office space and for upgrades to our computer systems.

FINANCING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2008, we completed a Tender Offer to purchase 2,600,000 shares of our common stock for treasury at a total cost of $44,200 or $17.00 per share. We also received $79 in cash and realized a tax benefit of $69 in connection with the exercise of stock options.

CONTRACTUAL OBLIGATIONS
($ in thousands)

Our contractual obligations as of June 30, 2008 were as follows:

	Payment due by period

Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2012	2013 and after

Operating lease obligations	$124,615	$8,555	$34,031	$31,276	$50,753

Purchase obligations	67,155	67,155	0	0	0

Other long-term liabilities (future minimum royalty payments)	1,524	110	1,414	0	0

Total	$193,294	$75,820	$35,445	$31,276	$50,753

At June 30, 2008, we had un-negotiated open letters of credit for the purchase of inventory of approximately $5,550.

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

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,235 in 2008, $1,880 in 2009 and $400 in 2010. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options. Our Chief Operating Officer is entitled to deferred compensation calculated as a percentage of his base salary.

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

INFLATION

We do not believe that the inflation experienced over the last few years in the United Sates, where we primarily compete, has had a significant effect on sales or profitability. Historically, we have minimalized the impact of product cost increases by improving operating efficiencies, changing suppliers and increasing prices. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Our estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our condensed consolidated financial statements: allowance for bad debts, returns, and customer chargebacks; inventory reserves; valuation of intangible assets; litigation reserves and cost of sales.

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

Valuation of intangible assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-lived Assets.” In accordance with SFAS No. 144, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Litigation reserves. Estimated amounts for litigation claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated financial statements. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable events of a particular litigation. As additional information becomes available, management will assess the potential liability related to the pending litigation and revise their estimates. Such revisions in management’s estimates of a contingent liability could materially impact our results of operation and financial position.

Cost of sales. All costs incurred to bring finished products to our distribution center and, in the Retail Division, the costs to bring products to our stores, are included in the cost of sales line item on our Consolidated Statement of Operations. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of our Consolidated Statements of Operations. We classify shipping costs to customers, if any, as operating expense. Our gross profit margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution as a component of cost of sales, while other companies report on the same basis as we do and include them in operating expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and LIBOR. An analysis of our credit agreements with GMAC can be found in the Liquidity and Capital Resources section under Item 2 of this document.

As of June 30, 2008, we held marketable securities valued at $27,462, which consist primarily of corporate and municipal bonds, U.S. treasury notes, certificates of deposit and government asset-backed securities that have various maturities through 2046, as well as marketable equity securities. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

At December 31, 2007, we held $37,325 in auction rate securities. The contractual maturities of the investments underlying the auction rate securities matured at various dates through 2046, however, all of our auction rate securities, or ARSs, had a reset period of 28 days. Subsequent to December 31, 2007, we reduced the amount of our investment in ARSs via successful auctions to $16,300; however, in February of 2008, the liquidity in the ARS market evaporated causing the ARSs to fail at auction, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Accordingly, $16,300 of the auction rate securities were classified as long term as of December 31, 2007. The lack of liquidity in the ARS market continued during the first quarter of 2008, and as a result, we recorded an unrealized loss on our ARSs of $230 as of March 31, 2008. Beginning in June of 2008, a market developed for certain ARSs based on the quality and the collateral of the underlying securities. During the month of June, we were able to sell $6,825 of our ARSs at full face value thereby reducing our holdings in ARSs to $9,475 as of June 30, 2008, and subsequently, we were able to sell an additional $9,400 of ARSs to further reduce our holdings to $75 as of July 31, 2008. Therefore, the ARS balance of $9,475 as of June 30, 2008 has been classified as short term and the unrealized loss of $230 provided for the first quarter of this year has been reversed in the current quarter. As a result, we did not incur any losses with respect to our investments in ARSs.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were, as of the end of the fiscal quarter covered by this quarterly report, effective to ensure that information required to be disclosed by our in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

Certain legal proceedings in which we are involved are discussed in Note K and Part I, Item 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The following discussion is limited to recent developments concerning certain of our legal proceedings in which we are involved should be read in conjunction with our earlier reports filed with the SEC Reports. Unless otherwise indicated, all proceedings discussed in those earlier reports remain outstanding.

On August 10, 2005, the U.S. Customs Department (“Customs”) issued a report that asserts that certain commissions which we treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. In its preliminary report, Customs estimated that we had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051. In September of 2007, Customs notified us that it had finalized its assessment of the underpaid duties to be $1,400. Pursuant to this assessment, we have, with the advice of legal counsel, evaluated the liability in the case, including interest and penalties, and believe that it is not likely to exceed $2,700. Accordingly, a Customs reserve, which was initially recorded in 2005, and has been revised from time to time to reflect changes in the status of this matter, was most recently adjusted to $2,700 in the third quarter of 2007. Such reserve is subject to change to reflect the status of this matter.

We have been named as a defendant in certain other lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial condition or results of operations. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

ITEM 1A. RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities and we did not repurchase any of its common stock during the quarter ended June 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 23, 2008 (the “Annual Meeting”), our stockholders ratified the appointment of Eisner LLP and elected six directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.

The affirmative vote of the holders of a majority of the total votes cast was required to ratify the appointment of Eisner LLP and the affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

With respect to the approval of the appointment of Eisner LLP, set forth below is information on the results of the votes cast at the Annual Meeting.

	For	Against	Abstained

Appointment of Eisner LLP	14,649,839	454,920	666

With respect to the election of directors, set forth below is information with respect to the nominees elected as our directors at the Annual Meeting and the votes cast and/or withheld with respect to each such nominee.

Nominees	For	Withheld

Walter Yetnikoff	14,767,142	338,283
Edward Rosenfeld	14,719,812	385,613
John L. Madden	14,316,852	788,573
Peter Migliorini	14,651,553	453,872
Richard P. Randall	14,786,091	319,334
Thomas H. Schwartz	14,836,371	269,054

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 8, 2008

STEVEN MADDEN, LTD.

By:	/s/ EDWARD R. ROSENFELD

Edward R. Rosenfeld
Chief Executive Officer

By:	/s/ ARVIND DHARIA

Arvind Dharia
Chief Financial Officer

Exhibit No.	Description

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