Form 10-Q
period 2008-09-30
STEVEN MADDEN, LTD.
filed 2008-11-07
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐   No ☒

As of November 5, 2008, the latest practicable date, there were 17,870,442 shares of common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2008	December 31, 2007	September 30, 2007

	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,115	$29,446	$24,632
Accounts receivable, net of allowances of $1,309, $1,967 and $2,603	8,308	8,351	6,810
Due from factor, net of allowances of $9,912, $13,479 and $8,970	53,911	32,819	51,994
Note receivable – related party	3,309	—	3,000
Inventories	40,740	27,197	36,265
Marketable securities - available for sale	16,985	51,028	39,061
Prepaid expenses and other current assets	7,156	5,840	6,393
Prepaid taxes	3,022	4,819	9,270
Deferred taxes	9,450	9,355	7,528

Total current assets	175,996	168,855	184,953

Note receivable – related party	—	3,126	—
Property and equipment, net	28,563	28,653	25,705
Deferred taxes	7,259	7,232	6,419
Deposits and other	2,290	3,202	3,276
Marketable securities - available for sale	6,569	29,383	15,487
Goodwill - net	16,942	15,922	11,269
Intangibles - net	8,677	10,148	10,639

Total Assets	$246,296	$266,521	$257,748

LIABILITIES
Current liabilities:
Accounts payable	$21,196	$24,827	$24,354
Accrued expenses	15,387	16,757	14,115
Accrued incentive compensation	6,241	6,133	5,879

Total current liabilities	42,824	47,717	44,348

Deferred rent	4,608	3,470	3,425

Total Liabilities	47,432	51,187	47,773

Commitments, contingencies and other

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock - $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 90,000 shares authorized, 26,123, 25,780 and 25,739 shares issued, 17,861, 20,118 and 20,077 outstanding	3	3	3
Additional paid-in capital	137,109	129,913	129,253
Retained earnings	190,037	169,263	164,551
Other comprehensive loss:
Unrealized (loss) on marketable securities	(301)	(61)	(48)
Treasury stock – 8,262, 5,662 and 5,662 shares at cost	(127,984)	(83,784)	(83,784)

Total Stockholder’s Equity	198,864	215,334	209,975

Total Liabilities and Stockholders’ Equity	$246,296	$266,521	$257,748

See accompanying notes to condensed consolidated financial statements - unaudited	1

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

Net sales:
Wholesale	$97,343	$85,998	$252,329	$246,913
Retail	30,750	27,397	85,620	81,392

	128,093	113,395	337,949	328,305

Cost of sales:
Wholesale	62,006	54,906	161,184	159,104
Retail	13,108	11,671	38,034	34,769

	75,114	66,577	199,218	193,873

Gross profit:
Wholesale	35,337	31,092	91,145	87,809
Retail	17,642	15,726	47,586	46,623

	52,979	46,818	138,731	134,432

Commission, royalty and licensing fee income – net	4,497	4,335	11,056	15,450
Operating expenses	(39,770)	(38,352)	(117,097)	(103,922)

Income from operations	17,706	12,801	32,690	45,960
Interest and other income, net	248	671	1,142	2,384

Income before provision for income taxes	17,954	13,472	33,832	48,344
Provision for income taxes	6,866	2,533	13,058	17,354

Net income	$11,088	$10,939	$20,774	$30,990

Basic income per share	$0.62	$0.52	$1.12	$1.49

Diluted income per share	$0.62	$0.52	$1.11	$1.43

Basic weighted average common shares outstanding	17,763	20,863	18,478	20,832
Effect of dilutive securities – options/restricted stock	223	356	197	775

Diluted weighted average common shares outstanding	17,986	21,219	18,675	21,607

See accompanying notes to condensed consolidated financial statements - unaudited	2

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2008	2007

Cash flows from operating activities:
Net income	$20,774	$30,990
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefit from the exercise of options	(762)	(7,957)
Depreciation and amortization	6,824	5,842
Loss on disposal of fixed assets	1,075	600
Deferred taxes	(122)	514
Non-cash compensation	4,383	3,450
Provision for bad debts	(4,225)	(935)
Deferred rent expense	1,138	289
Realized loss on marketable securities	887	588
Changes in:
Accounts receivable	701	(1,087)
Due from factor	(17,525)	(9,257)
Notes receivable – related party	(183)	(3,000)
Inventories	(13,543)	(2,605)
Prepaid expenses, prepaid taxes, deposits and other assets	2,116	(973)
Accounts payable and other accrued expenses	(990)	7,259

Net cash provided by operating activities	548	23,718

Cash flows from investing activities:
Purchase of property and equipment	(6,285)	(7,894)
Purchase of marketable securities	(13,944)	(35,340)
Sale/redemption of marketable securities	69,660	70,910
Acquisition, net of cash acquired *	(4,923)	(8,983)

Net cash provided by investing activities	44,508	18,693

Cash flows from financing activities:
Proceeds from options exercised	2,051	5,154
Tax benefit from exercise of options	762	7,957
Purchase of treasury stock	(44,200)	(50,094)

Net cash used in financing activities	(41,387)	(36,983)

Net increase in cash and cash equivalents	3,669	5,428
Cash and cash equivalents - beginning of period	29,446	19,204

Cash and cash equivalents - end of period	$33,115	$24,632

* Amounts for 2008 include $3,903 which was accrued at December 31, 2007

See accompanying notes to condensed consolidated financial statements - unaudited	3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2008
($ in thousands except share and per share data)

NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2007 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 12, 2008.

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

NOTE C – NOTE RECEIVABLE – RELATED PARTY

On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000, in order for Mr. Madden to exercise options that were due to expire and retain the underlying Company stock, which he pledged to the Company as collateral. Mr. Madden executed a secured promissory note in favor of the Company that bears interest at an annual rate of 8% and was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. An amendment to the note dated December 19, 2007 extended the due date to March 31, 2009. As of September 30, 2008, $309 of interest has accrued on the note and has been reflected on the Company’s Condensed Consolidated Financial Statements. Further, pursuant to the note, Mr. Madden pledged, assigned and granted a first priority security interest in 510,000 of his shares of common stock of the Company as security for the performance of his obligations under the Note.

Note D - Marketable Securities

Marketable securities consist primarily of corporate and municipal bonds, U.S. treasury notes and asset-backed securities with maturities greater than three months and up to five years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). Amortization of premiums and discounts is included in interest income and is not material. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2008
($ in thousands except share and per share data)

Note D - Marketable Securities (continued)

At December 31, 2007, the Company held $37,325 in auction rate securities. The contractual maturities of the investments underlying the auction rate securities matured at various dates through 2046, however, all the Company’s auction rate securities, or ARSs, had a reset period of 28 days. Subsequent to December 31, 2007 the Company reduced the amount of its ARSs via successful auctions to $16,300, however, in February of 2008, the liquidity in the ARS market evaporated causing the ARSs to fail at auction, resulting in the Company continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Accordingly, $16,300 of the auction rate securities were classified as long term as of December 31, 2007. The lack of liquidity in the ARS market continued during the first quarter of 2008, and as a result, the Company recorded an unrealized loss in other comprehensive loss on its ARSs of $230 as of March 31, 2008. Beginning in June of 2008, a market developed for certain ARSs based on the quality and the collateral of the underlying securities. During the months of June and July, the Company was able to sell $16,225 of its ARSs at full face value thereby reducing its holdings in ARSs to $75 as of September 30, 2008. Therefore, the ARS balance of $75 as of September 30, 2008 has been classified as short term and the unrealized loss of $230 provided for in the first quarter of this year was reversed in the second quarter of the year. As a result, the Company did not incur any losses with respect to its investments in ARSs.

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

Note G - Revenue Recognition

The Company recognizes revenue on wholesale sales when products are shipped pursuant to its standard terms which are freight on board (FOB) warehouse or when products are delivered to the consolidators as per the terms of the customers’ purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company’s revenue includes partial recovery of its design, product and development costs for the services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development cost recoveries are recognized as earned when title of the product transfers from the manufacturer to the customer and is reported on a net basis after deducting operating expenses.

The Company licenses its trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding and hosiery. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees and international distributors, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2008
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

Note I – Sales Deductions

The Company supports retailers’ initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers and providing them with inventory markdown allowances. Such expenses are reflected in the Condensed Consolidated Statement of Operations as deductions to sales. For the three- and nine-month periods ended September 30, 2008, the total deduction to sales for these expenses was $10,378 and $27,717, respectively, as compared to $11,118 and $30,799 for the comparable periods in 2007.

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

Note K - Net Income Per Share of Common Stock

Basic income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted income per share reflects the potential dilution assuming shares of common stock were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding shares of common stock. Diluted income per share also reflects the unvested and unissued shares promised to employees that have a dilutive effect. In addition, diluted earnings per share include the amount of unrecognized share-based compensation costs attributed to future services and the amount of tax benefits, if any, that would be credited to Additional Paid In Capital assuming the exercise of options. For both the three- and nine-month periods ended September 30, 2008, no stock options have been excluded from the calculation, compared to 300,000 stock options that were excluded from the calculation for the same periods of last year because inclusion of such shares would be anti-dilutive.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2008
($ in thousands except share and per share data)

Note L - Stock-Based Compensation

In March 2006, the Board of Directors approved the Steven Madden, Ltd. Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The shareholders approved the Plan on May 26, 2006. The number of shares that may be issued or used under the Plan cannot exceed 1,200,000 shares. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under he Plan to 1,550,000. The following table summarizes the number of Common Stock shares authorized for use in the Plan, the amount of stock-based awards issued (net of expired or cancelled) and the amount of Common Stock available for the grant of stock-based awards under the Plan:

Common Stock authorized	1,550,000

Stock- based awards granted net of expired or cancelled	893,000

Common Stock available for grant of stock -based awards as of September 30, 2008	657,000

Total equity-based compensation for the three and nine months ended September 30 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

Restricted stock	$1,000	$1,036	$4,123	$3,262
Stock options	146	125	260	188

Total	$1,146	$1,161	$4,383	$3,450

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

Stock Options

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during both the three- and nine-month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

Proceeds from stock options exercised	$1,972	$110	$2,051	$5,154
Tax benefit related to stock options exercised	693	(130)	762	7,957
Intrinsic value of stock options exercised	2,225	865	2,362	19,906

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2008
($ in thousands except share and per share data)

Note L - Stock-Based Compensation (continued)

During the three and nine months ended September 30, 2008, 15,000 and 20,000 options vested with a fair value of $87 and $117, respectively. No options vested during the three and nine months ended September 30, 2007. As of September 30, 2008, there were 300,000 unvested options with a total of $1,704 of unrecognized compensation cost and an average vesting period of 4.0 years. As of September 30, 2007, there were 300,000 unvested options with a total of $1,315 of unrecognized compensation cost and an average vesting period of 1.6 years. In April of 2008, 100,000 options were granted to the Company’s Creative and Design Chief.

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

	Nine months ended September 30,
	2008	2007

Expected volatility	42.5% to 42.9%	36.8%
Risk-free interest rate	2.30% to 3.12%	4.73%
Expected life (in years)	3.1 to 3.9	3.1
Expected dividend yield	None	None
Weighted average fair value	$6.57	$5.01

Activity relating to stock options granted under the Company’s plans and outside the plans during the nine months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	538,000	$12.45
Granted	315,000	18.61
Exercised	(171,000)	11.95
Cancelled/Forfeited	—	—

Outstanding at September 30, 2008	682,000	$15.42	7.0	$6,378

Exercisable at September 30, 2008	382,000	$12.91	5.1	$4,532

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2008
($ in thousands except share and per share data)

Note L - Stock-Based Compensation (continued)

Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2008 and 2007:

	2008		2007

	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at January 1	507,000	$30.90	391,000	$32.07
Granted	16,000	19.33	225,000	30.02
Vested	(172,000)	31.52	(108,000)	32.24
Forfeited	(5,000)	34.05	(7,000)	34.05

Non-vested at September 30	346,000	$29.99	501,000	$31.09

As of September 30, 2008, there was $8,113 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 2.4 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

Note M – Acquisitions

Compo Enhancements

On May 16, 2007, the Company acquired all of the outstanding membership interests of privately held Compo Enhancements, LLC (“Compo”), a Connecticut limited liability company. Compo was founded in late 2005 as a third party provider of e-commerce solutions for the Company. The acquisition enables the Company to fully integrate its e-commerce business into the Company’s Retail Division and operate its online business internally. The acquisition, which was accounted for using the purchase method of accounting as required by SFAS Statement No.141, “Business Combinations”, was completed for a consideration of $8,982, inclusive of transaction costs, subject to adjustments which include certain earn-out provisions based on the Company’s financial performance through 2012. In December 2007, the founder and Chief Executive Officer of Compo, reached an agreement with the Company to surrender his rights under the earn-out agreement in exchange for a cash payment which, combined with other purchase adjustments, increased the total consideration to $9,679. The total purchase price has been allocated as follows:

Current assets	$50
Property and equipment	143
Intangible assets	4,744
Goodwill	5,501
Liabilities assumed	(759)

Net assets acquired	$9,679

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2008
($ in thousands except share and per share data)

Note M – Acquisitions (continued)

The results of operations of Compo have been included in the Company’s Condensed Consolidated Statements of Operations from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results. In connection with the acquisition, the former President of Compo was appointed President of the Company. His contract, which was to expire on December 31, 2009, provided for an annual salary of $600 and an annual bonus based on EBIT. In addition, he was granted 150,000 stock options with an exercise price of $45 and an additional 150,000 stock options with an exercise price of $50, all of which were to vest over three years. In December of 2007, an amendment to the President’s employment contract shortened the expiration date to June 30, 2008, eliminated the bonus provision of the contract and cancelled all of the stock options. He resigned his position with the Company effective as of April 4, 2008. The Company retained the former President to act as a consultant to the Company in connection with the Company’s on-line and internet business operations for the period beginning April 19, 2008 and ended June 30, 2008. In consideration of such services, the former President received $141.

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

The Daniel M. Friedman acquisition was accounted for using the purchase method of accounting as required by SFAS Statement No. 141, “Business Combinations”. Accordingly, the assets and liabilities of Daniel M. Friedman were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The total purchase price has been allocated as follows:

Current assets	$9,772
Property, plant and equipment	289
Deposits	62
Intangible assets	8,400
Goodwill	9,894
Liabilities assumed	(4,731)

Net assets acquired	$23,686

The purchase price and related allocation may be revised as a result of adjustments made to the purchase price pursuant to the earn-out provisions.

Pursuant to the acquisition, the Company has a note receivable from the former owner and namesake of Daniel M. Friedman in the amount of $1,250. The note, which has an interest rate of 5%, is due and payable on the same day that the final earn-out payment is due. The note allows the maker to offset the principal and interest due on the note against any earn-out monies that might be due to him. The note is included in the “Prepaid expenses and other current assets” category on the Company’s Condensed Consolidated Balance Sheets.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2008
($ in thousands except share and per share data)

Note N– Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment for the nine months ended September 30, 2008:

	Wholesale			Net Carrying

	Women’s	Accessories	Retail	Amount

Balance at January 1, 2008	$1,547	$8,874	$5,501	$15,922
Additional purchase price – Daniel M. Friedman	0	1,020	0	1,020

Balance at September 30, 2008	$1,547	$9,894	$5,501	$16,942

The following table details identifiable intangible assets as of September 30, 2008:

	Estimated lives	Cost basis	Accumulated Amortization	Net carrying amount

Trade name	6 years	$200	$90	$110
Customer relationships	10 years	6,400	1,222	5,178
License agreements	3-6 years	5,600	2,865	2,735
Non-compete agreement	5 years	930	284	646
Other	3 years	14	6	8

		$13,144	$4,467	$8,677

The estimated future amortization expense of purchased intangibles as of September 30, 2008 is as follows:

2008 (remaining three months)	$491
2009	1,859
2010	1,856
2011	1,381
2012	642
Thereafter	2,448

$8,677

Note O – Comprehensive Income

Comprehensive income for the three and nine month periods ended September 30, 2008, after considering other comprehensive loss, including unrealized loss on marketable securities of $68 and $240, was $11,020 and $20,534, respectively. For the comparable periods ended September 30, 2007, after considering other comprehensive gain on marketable securities of $209 and $593, comprehensive income was $11,148 and $31,583, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2008
($ in thousands except share and per share data)

Note P – Income Taxes

A recent growth in the Company’s New York based income, combined with revisions in state and local tax law prompted the Company to re-evaluate its tax filing strategies. As a result of such changes, the Company has determined that electing to file both of its New York State and New York City tax returns on a combined basis would minimize the tax costs of the Company. The Company was able to amend New York State and New York City returns for the years 2003 through 2005 resulting in an additional one-time tax benefit recognized in the third quarter of 2007. As a result of this one-time benefit in 2007, the Company’s expected effective tax rate was reduced to 35.9% in the first nine months of 2007 compared to 38.6% in the same period of this year.

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

Note Q – Accounting Standards Adopted In Fiscal 2008

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”. The FSP amended FASB Statement No. 157 to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008. The Statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial assets subject to fair value measurements as of September 30, 2008 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy

	Fair value	Level 1	Level 2	Level 3

Cash and cash equivalents	$33,115	$33,115	—	—
Current marketable securities – available for sale	16,985	16,985	—	—
Long-term marketable securities – available for sale	6,569	6,569	—	—

Total	$56,669	$56,669	—	—

On September 30, 2008, the Company held $75 in ARSs, which has been included in current marketable securities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2008
($ in thousands except share and per share data)

NOTE Q – ACCOUNTING STANDARDS ADOPTED IN FISCAL 2008 (CONTINUED)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Investments in Auction Rate Securities

Balance at January 1, 2008	$—
Transfers to level 3	16,300
Sales/redemptions	(16,225)
Unrealized losses recorded to other comprehensive income	—
Losses deemed to be other than temporary recorded in earnings	—
Transfers to level 1	(75)

Balance at September 30, 2008	$—

As of September 30, 2008, the Company does not have any financial liabilities. No gains or losses resulting from the fair value measurement of financial assets were included in the Company’s earnings. The adoption of SFAS No. 157 has not impacted the Company’s results of operations and financial position.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2008
($ in thousands except share and per share data)

NOTE R – RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. The Company does not expect it to have a material impact on its Consolidated Financial Statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) “Determining Whether Instruments Granted In Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends of dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP is effective for the Company on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The Company is still in the process of evaluating the impact FSP 03-6-1 will have on its Consolidated Financial Statements. For additional information about the Company’s share-based payment awards, refer to Note 11 of the Notes to Consolidated Financial Statement its Form 10-K.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157- 3 was effective upon issuance for all financial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually). The adoption of FSP 157-3 did not have a material impact on our Condensed Consolidated Financial Statements.

Note S - Commitments, Contingencies and Other

     [1] Legal proceedings:

(a)

On or about August 7, 2008, the Company was named in a class action lawsuit filed in the San Diego County Superior Court, California. The Complaint, which seeks unspecified damages, alleges violation of the Song-Beverly Credit Card Act, which prohibits retailers from accumulating personal information on customers who complete their purchase with a credit card. Specifically, it is alleged that the Company collected zip codes on its credit card transactions in California. Management believes that it is not currently possible to assess whether or not there will be any impact at all from this action, or if there is, what effect the ultimate resolution of the matter might have on the results of operation, financial position or cash flows.

(b)

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2008
($ in thousands except share and per share data)

NOTE S - Commitments, Contingencies and Other (continued)

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

(a)

Effective April 7, 2008, the Company entered into an employment agreement with Edward Rosenfeld pursuant to which Mr. Rosenfeld will serve as the Company’s Chief Executive Officer. The agreement, which expires on December 31, 2009, provides for an annual salary of $400. In addition, Mr. Rosenfeld received 40,000 stock options that will vest annually over five years.

(b)

Effective October 1, 2008, the Company amended its employment agreement with Awadhesh Sinha, the Company’s Chief Operating Officer. The agreement provides for an annual salary of $540 through December 31, 2010, with successive one-year automatic renewal terms thereafter. The agreement also provides for an annual incentive bonus and requires the Company to accrue deferred cash compensation equal to from 7.5% to 25% of the annual salary.

Note T – Operating Segment Information

The Company’s reportable segments are primarily based on methods used to distribute its products. The wholesale segment, through sales to department and specialty stores, and the retail segment, through the operation of retail stores and the website, derive revenue from sales of branded women’s, men’s and kid’s footwear and accessories. In addition, the wholesale segment has a licensing program that extends the Steve Madden, Steven by Steve Madden and Stevies brands to accessories and ready-to-wear apparel. The first cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent to mass-market merchandisers, shoe chains, other off-price retailers and, through special distribution agreements, to international retailers with respect to their procurement of private label shoes.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2008
($ in thousands except share and per share data)

	Wholesale Segments			Total Wholesale

	Women’s	Men’s	Accessories		Retail	First Cost	Consolidated

Quarter ended, September 30, 2008:
Net sales to external customers	$68,166	$10,784	$18,393	$97,343	$30,750		$128,093
Gross profit	25,243	4,036	6,058	35,337	17,642		52,979
Commissions, royalty and licensing fees - net	396	—	—	396	—	$4,101	4,497
Income (loss) from operations	10,975	820	2,485	14,280	(675)	4,101	17,706
Segment assets	$108,428	$23,842	$29,849	$162,119	$50,389	$33,788	$246,296
Capital expenditures				$415	$2,204	$—	$2,619

September 30, 2007:
Net sales to external customers	$58,004	$15,203	$12,791	$85,998	$27,397		$113,395
Gross profit	21,039	5,936	4,117	31,092	15,726		46,818
Commissions, royalty and licensing fees – net	771	—	—	771	—	$3,564	4,335
Income (loss) from operations	7,475	2,375	821	10,671	(1,434)	3,564	12,801
Segment assets	$135,059	$21,594	$23,582	$180,235	$51,120	$26,393	$257,748
Capital expenditures				$1,459	$1,885	$—	$3,344

	Wholesale Segments			Total Wholesale

	Women’s	Men’s	Accessories		Retail	First Cost	Consolidated

Nine months ended, September 30, 2008:
Net sales to external customers	$174,697	$30,116	$47,516	$252,329	$85,620		$337,949
Gross profit	63,342	11,655	16,148	91,145	47,586		138,731
Commissions, royalty and licensing fees – net	2,115	—	—	2,115	—	$8,941	11,056
Income (loss) from operations	22,746	2,522	5,475	30,743	(6,994)	8,941	32,690
Segment assets	108,428	$23,842	$29,849	$162,119	$50,389	$33,788	$246,296
Capital expenditures				$1,964	$4,321	$—	$6,285

September 30, 2007:
Net sales to external customers	$168,101	$39,260	$39,552	$246,913	$81,392		$328,305
Gross profit	60,262	15,589	11,958	87,809	46,623		134,432
Commissions, royalty and licensing fees – net	2,872	—	—	2,872	—	$12,578	15,450
Income from operations	25,405	5,516	2,844	33,765	(383)	12,578	45,960
Segment assets	$135,059	$21,594	$23,582	$180,235	$51,120	$26,393	$257,748
Capital expenditures				$2,685	$5,209	$—	$7,894

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

Overview:
($ in thousands, except retail sales data per square foot and earnings per share)

Steven Madden, Ltd. and its subsidiaries designs, sources, markets and retails fashion-forward footwear for women, men and children. In addition, we design, source, market and retail name brand and private label fashion accessories, such as handbags and belts, through our Daniel M. Friedman Division. We distribute products through department and specialty stores, our retail stores, our e-commerce website throughout the United States and through special distribution arrangements in Canada, Europe, Central and South America, Australia and Asia. Our product line includes a broad range of updated styles which are designed to establish or capitalize on market trends, complemented by core products. We have established a reputation for our creative designs, popular styles and quality products at accessible price points.

Despite the challenging economic environment during the third quarter of 2008, our consolidated net sales increased 13% over the same period of last year. Consolidated net sales for the quarter ended September 30, 2008 were $128,093 as compared to $113,395 in the same quarter of the prior year. The increase in net sales was fueled by a 91% increase in net sales in the Madden Girl Division as well as double-digit net sales increases in our accessories, Womens, Steven and Retail Divisions. Gross margin in the third quarter of 2008 remained unchanged from the 41% achieved in the same period last year. Net income increased to $11,088 in the third quarter of 2008 from $10,939 in the same quarter of last year. Diluted EPS for the third quarter of 2008 was $0.62 per share on 17,986,000 diluted weighted average shares outstanding compared to $0.52 per share on 21,219,000 diluted weighted average shares outstanding in the third quarter of last year.

In our retail division, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout the third quarters of 2008 and 2007) increased 7.8%. As of September 30, 2008, we had 99 stores in operation, compared to 100 stores last year. During the twelve months ended September 30, 2008, sales per square foot declined to $644 compared to sales per square foot of $669 achieved in the same period of 2007.

We have determined that electing to file each of our New York State and New York City tax returns on a combined basis would minimize the tax cost to us. Last year we filed amended New York State and New York City returns on a combined basis for the years 2003 through 2005 resulting in an additional one-time tax benefit recognized in the third quarter of 2007. As a result of this one-time benefit in 2007, our expected effective tax rate was reduced to 18.8% in the third quarter of 2007 compared to 38.2% in the third quarter of this year.

We continued to expand our brand portfolio by entering into three new license agreements during the third quarter. These new licenses, which include Fabulosity, l.e.i and Elizabeth and James, have positioned us to market merchandise across a broader retail spectrum.

Our annualized inventory turnover increased to 8.1 times in the third quarter of 2008 from 7.8 in the third quarter of 2007. Our accounts receivable average collection days increased to 53 days in the third quarter of 2008 compared to 51 days in the third quarter of the previous year.

On March 25, 2008, we completed a tender offer to purchase 2,600,000 shares of our common stock for treasury at a total cost of $44,200 or $17.00 per share. As of September 30, 2008, we had $56,669 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders’ equity of $198,864. Working capital decreased to $133,172 as of September 30, 2008, compared to $140,605 on September 30, 2007 primarily as a result of the aforementioned tender offer.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information
Three Months Ended
September 30
($ in thousands)

	2008		2007

CONSOLIDATED:

Net sales	$128,093	100%	$113,395	100%
Cost of sales	75,114	59	66,577	59
Gross profit	52,979	41	46,818	41
Other operating income – net of expenses	4,497	4	4,335	4
Operating expenses	39,770	31	38,352	34
Income from operations	17,706	14	12,801	11
Interest and other income, net	248	0	671	1
Income before income taxes	17,954	14	13,472	12
Net income	11,088	9	10,939	10

By Segment:
WHOLESALE DIVISION:

Net sales	$97,343	100%	$85,998	100%
Cost of sales	62,006	64	54,906	64
Gross profit	35,337	36	31,092	36
Other operating income	396	1	771	1
Operating expenses	21,453	22	21,192	25
Income from operations	14,280	15	10,671	12

RETAIL DIVISION:

Net sales	$30,750	100%	$27,397	100%
Cost of sales	13,108	43	11,671	43
Gross profit	17,642	57	15,726	57
Operating expenses	18,317	59	17,160	62
Loss from operations	(675)	(2)	(1,434)	(5)
Number of stores	99		100

FIRST COST DIVISION:

Other commission income - net of expenses	$4,101	100%	$3,564	100%

Selected Financial Information
Nine Months Ended
September 30
($ in thousands)

	2008		2007

CONSOLIDATED:

Net sales	$337,949	100%	$328,305	100%
Cost of sales	199,218	59	193,873	59
Gross profit	138,731	41	134,432	41
Other operating income - net of expenses	11,056	3	15,450	5
Operating expenses	117,097	34	103,922	32
Income from operations	32,690	10	45,960	14
Interest and other income – net	1,142	0	2,384	1
Income before income taxes	33,832	10	48,344	15
Net income	20,774	6	30,990	9

By Segment:
WHOLESALE DIVISION:

Net sales	$252,329	100%	$246,913	100%
Cost of sales	161,184	64	159,104	64
Gross profit	91,145	36	87,809	36
Other operating income	2,115	1	2,872	1
Operating expenses	62,517	25	56,916	23
Income from operations	30,743	12	33,765	14

RETAIL DIVISION:

Net sales	$85,620	100%	$81,392	100%
Cost of sales	38,034	44	34,769	43
Gross profit	47,586	56	46,623	57
Operating expenses	54,580	64	47,006	57
Loss from operations	(6,994)	(8)	(383)	0
Number of stores	99		100

FIRST COST DIVISION:

Other commission income - net of expenses	$8,941	100%	$12,578	100%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Consolidated:

Net sales for the three-months ended September 30, 2008 increased by 13% to $128,093 from $113,395 for the comparable period of 2007. Gross margin in the third quarter of 2008 remained unchanged from the third quarter of 2007 at 41%. Operating expenses increased in the third quarter of this year to $39,770 from $38,352 in the same period last year. Commission and licensing fee income was $4,497 in the third quarter of 2008 compared to $4,335 in the third quarter of 2007. Income from operations increased to $17,706 in the third quarter of this year from $12,801 in the same period last year. Last year we filed amended New York State and New York City returns on a combined basis for the years 2003 through 2005 resulting in an additional one-time tax benefit recognized in the third quarter of 2007. As a result of this one-time benefit in 2007, our expected effective tax rate was reduced to 18.8% in the third quarter of 2007 compared to 38.2% in the third quarter of this year. Net income increased to $11,088 in the third quarter of this year compared to $10,939 in the same period last year. The increase in income was primarily due to the increase in net sales partially offset by the higher effective tax rate.

Wholesale Division:

Net sales from the Wholesale Division accounted for $97,343 or 76%, and $85,998 or 76% of our total net sales for the third quarter of 2008 and 2007, respectively. The increase in net sales was the result of double-digit net sales growth in the Madden Girl, Daniel Friedman, Steven and Womens Divisions. In the Madden Girl Division, a 91% increase in net sales was driven by a deeper market penetration and a strong product performance at retail. A 44% increase in net sales in the Daniel Friedman Division was due to the strong performance of Betsey Johnson handbags and net sales increases in Steve Madden and Steven handbags. A significant reduction in sales allowances resulted in a 15% increase in net sales in our Steven Division. Net Sales increased 14% in our Womens division due to the robust sales of several of our boot styles at retail. In addition, our new Steve Madden’s Fix Division, which began shipping product during the fourth quarter of 2007, contributed net sales of $694. These net sales increases were partially offset by lower sales in the Madden Mens and the Stevies divisions caused by the challenging economic environment.

Gross profit margin remained unchanged at 36% in both the third quarters of 2008 and 2007. In the third quarter of 2008, operating expenses increased slightly to $21,453 from $21,192 in the third quarter last year. As a percentage of sales, operating expenses decreased to 22% in the third quarter of 2008 compared to 25% in the same quarter of 2007. Income from operations for the Wholesale Division increased to $14,280 for the three-month period ended September 30, 2008 compared to $10,671 for the same period of the prior year.

Retail Division:

In the third quarter of 2008, net sales from the Retail Division accounted for $30,750 or 24% of our total net sales compared to $27,397 or 24% in the same period last year. We opened six new stores and closed seven under- performing stores during the twelve months ended September 30, 2008. As a result, we had 99 retail stores as of September 30, 2008 compared to 100 stores as of September 30, 2007. The 99 stores in operation on September 30, 2008, include 93 under the Steve Madden brand, five under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the third quarters of 2008 and 2007) increased 7.8% in the third quarter of this year primarily due to improved inventory allocation and the strong performance of boots, booties and sandals. The gross margin in the Retail Division remained unchanged at 57% in both the third quarters of 2008 and 2007. In the third quarter of 2008, operating expenses increased to $18,317 from $17,160 in the third quarter last year. This increase is due to the higher operating costs associated with the five free standing street stores opened during the period ended September 30, 2008 when compared with the lower operating costs of the seven mall locations closed during the same period. As a percentage of sales, operating expenses decreased to 59% in the third quarter of 2008 from 62% in the third quarter of last year. Loss from operations for the Retail Division was $675 in the third quarter of this year compared to a loss from operations of $1,434 for the same period in 2007.

First Cost Division:

The First Cost Division generated income from operations of $4,101 for the three-month period ended September 30, 2008, compared to $3,564 for the comparable period of 2007. The increase was due to the growth in our international business.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Consolidated:

Total net sales for the nine-month period ended September 30, 2008 increased by 3% to $337,949 from $328,305 for the comparable period of 2007. Net sales in the Retail Division increased 5% and net sales in the Wholesale Division increased by 2%. During the nine months ended September 30, 2008, gross margin remained unchanged from the same period in 2007 at 41%. Operating expenses increased in the first nine months of this year to $117,097 from $103,922 in the same period last year. $4,921 of this increase is due to the charges related to the resignation of our former Chief Executive Officer and Chairman of the Board in March of this year. Additional expenses associated with our Compo business acquired in the second quarter of last year and our new Steve Madden’s Fix Division which began shipping product in the fourth quarter of last year also contributed to the increase in operating expenses. The additional stores in operation during the first half of this year (which ranged from a net of five additional stores on January 1, 2008 to a net of two additional stores on June 30, 2008) resulted in an increase in payroll, rent and depreciation expenses. Commission and licensing fee income was $11,056 in the first nine months of 2008 compared to $15,450 in the first nine months of 2007. The decrease was due to the decision of one of our large private label customers to source product directly, and by other private label customers scaling back their orders in response to the soft retail environment. Income from operations was $32,690 in the first nine months of this year compared to $45,960 in the same period last year. Our effective tax rate increased to 38.6% in the first nine months of 2008 compared to 35.9% in the same period last year due to our filing of amended New York State and New York City returns on a combined basis for the years 2003 through 2005 that resulted in a one-time tax benefit recognized in the third quarter of 2007. Net income decreased to $20,774 in the first nine months of this year compared to $30,990 in the same period last year. The decrease in income was primarily due to the increase in operating expenses and the reduction in net commission and licensing fee income.

Wholesale Division:

Net sales from the Wholesale Division accounted for $252,329 or 75%, and $246,913 or 75% of our total net sales for the first nine months of 2008 and 2007, respectively. The increase in sales was primarily driven by a significant sales growth in two of our wholesale divisions. In the Madden Girl Division, a 64% increase in net sales was the result of a deeper market penetration and a strong product performance at retail. A 20% increase in net sales in the Daniel Friedman Division was due to the strong performance of Betsey Johnson handbags and net sales increases in Steve Madden and Steven handbags. In addition, our Steven Division achieved a 5% increase in net sales due to a significant decrease in markdowns and allowances. Finally, our new Madden Fix Division, which began shipping product during the fourth quarter of 2007, contributed net sales of $2,052 during the nine months ended September 30, 2008. These net sales increases were partially offset by net sales decreases in the Mens, Candie’s and Stevies Divisions. These net sales decreases are primarily the result of the challenging economic environment.

Gross profit margin increased to 36.1% in the first nine months of this year from 35.6% in the same period last year, primarily due to a decrease in allowances. In the first nine months of 2008, operating expenses increased to $62,517 from $56,916 in the same period of 2007. The increase is primarily due to the $4,921 of the charges related to the resignation of our former Chief Executive Officer and Chairman of the Board in March of this year. Income from operations for the Wholesale Division decreased to $30,743 for the nine-month period ended September 30, 2008 compared to $33,765 for the same period of 2007, primarily due to the increase in operating expenses.

Retail Division:

In the first nine months of 2008 net sales from the Retail Division accounted for $85,620 or 25% of our total net sales compared to $81,392 or 25% in the same period last year. We opened six new stores and closed seven under-performing stores during the twelve months ended September 30, 2008. As a result, we had 99 retail stores as of September 30, 2008 compared to 100 stores as of September 30, 2007. The 99 stores in operation on September 30, 2008, include 93 under the Steve Madden brand, five under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the first nine months of 2008 and 2007) increased 0.4% in the first nine months of this year. The gross margin in the Retail Division decreased to 55.6% in the nine months ended September 30, 2008 from 57.3% in the first nine months of 2007 primarily due to an increase in promotional activity reflective of the challenging economic environment. During the nine months ended September 30, 2008, operating expenses increased to $54,580 from $47,006 in the same period of last year. Several factors contributed to the increase of operating expenses during the nine months ended September 30, 2008. The additional stores in operation during the first half of this year (which ranged from a net of five additional stores on January 1, 2008 to a net of two additional stores on June 30, 2008) resulted in an increase in payroll, rent and depreciation expenses. Five of the stores opened this year are freestanding street stores which have higher operating costs than the mall stores that were closed during the year. Incremental costs associated with our Compo business that was acquired in the middle of the second quarter of last year also contributed to the increase in operating expenses. In addition, a non-cash write-off of unamortized assets associated with the closing of five stores resulted in an increase in operating expenses. Loss from operations for the Retail Division was $6,994 in the first nine months of this year compared to a loss from operations of $383 for the same period in 2007.

First Cost Division:

The First Cost Division generated income from operations of $8,941 for the nine-month period ended September 30, 2008, compared to $12,578 for the comparable period of 2007. The decrease was due to the decision of one of our large private label customers to source product directly and by other private label customers scaling back their orders in response to the soft retail environment. The decrease was partially offset by an increase in our international business.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

We had working capital of $133,172 at September 30, 2008 compared to $121,138 at December 31, 2007. The increase is primarily due to an increase in due from factor caused by an increase in sales in the third quarter, an increase in inventories required to fulfill the increase in sales orders for the month of October and a decrease of accounts payable and accrued expenses. These increases were partially offset by the completion of our tender offer in which we repurchased 2,600,000 shares of our common stock at a total cost of $44,200.

Under the terms of a factoring agreement with GMAC, we are eligible to borrow 80% against our receivables at an interest rate equal to the lower of the prime rate less 0.875% or the 30-day London Interbank Offered Rate plus 1.375%. This agreement, which has no specific expiration date and can be terminated by either party with 60 days written notice after June 30, 2009, provides us with a $50 million credit facility with a $25 million sub-limit on the aggregate face amount of letters of credit with some other stipulations. We had no outstanding borrowings as of September 30, 2008 and September 30, 2007.

At December 31, 2007, we held $37,325 in auction rate securities. The contractual maturities of the investments underlying the auction rate securities matured at various dates through 2046, however, all our auction rate securities, or ARSs, had a reset period of 28 days. Subsequent to December 31, 2007 we reduced the amount of its ARSs via successful auctions to $16,300, however, in February of 2008, the liquidity in the ARS market evaporated causing the ARSs to fail at auction, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Accordingly, $16,300 of the auction rate securities were classified as long term as of December 31, 2007. The lack of liquidity in the ARS market continued during the first quarter of 2008, and as a result, we recorded an unrealized loss in other comprehensive loss on our ARSs of $230 as of March 31, 2008. Beginning in June of 2008, a market developed for certain ARSs based on the quality and the collateral of the underlying securities. During the months of June and July, we were able to sell $16,225 of our ARSs at full face value thereby reducing our holdings in ARSs to $75 as of September 30, 2008. Therefore, the ARS balance of $75 as of September 30, 2008 has been classified as short term and the unrealized loss of $230 provided for in the first quarter of this year was reversed in the second quarter of the year. As a result, we did not incur any losses with respect to our investments in ARSs.

Management believes that based upon our current financial position and available cash and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2008, net cash provided by operating activities was $548. The primary source of cash was the net income for the nine months ended September 30, 2008. An additional source of cash was provided by the decrease in prepaid expenses, deposits and other assets of $2,116. The primary uses of cash were an increase in due from factor of $17,525, an increase in inventory of $13,543 and a decrease in accounts payable and other accrued expenses of $990.

INVESTING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2008, we invested $13,944 in marketable securities and received $69,660 from the maturities and sales of securities. We also invested $4,923 in additional acquisition costs for Daniel Friedman. Additionally, we made capital expenditures of $6,285, principally for the two new stores opened during the period, the construction of a new stores scheduled to open in the third quarter of 2008, the remodeling of three existing stores, leasehold improvements to corporate office space and for upgrades to our computer systems.

FINANCING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2008, we completed a Tender Offer to purchase 2,600,000 shares of our common stock for treasury at a total cost of $44,200 or $17.00 per share. We also received $2,051 in cash and realized a tax benefit of $762 in connection with the exercise of stock options.

CONTRACTUAL OBLIGATIONS
($ in thousands)

Our contractual obligations as of September 30, 2008 were as follows:

	Payment due by period

Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2012	2013 and after

Operating lease obligations	$119,694	$4,201	$33,650	$31,077	$50,766

Purchase obligations	51,619	51,619	0	0	0

Other long-term liabilities (future minimum royalty payments)	5,715	55	3,464	2,196	0

Total	$177,028	$55,875	$37,114	$33,273	$50,766

At September 30, 2008, we had un-negotiated open letters of credit for the purchase of inventory of approximately $4,076.

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

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,235 in 2008, $2,420 in 2009 and $940 in 2010. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options. Our Chief Operating Officer is entitled to deferred compensation calculated as a percentage of his base salary.

Approximately ninety-nine percent (99%) of our products are produced at overseas locations, the majority of which are located in China, with a small percentage located in Mexico, Brazil, Spain, Italy and India. We have not entered into any long-term manufacturing or supply contracts with any of these foreign companies. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of its products. We currently make approximately 99% of our purchases in U.S. dollars.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates primarily based on LIBOR and the prime rate. An analysis of our credit agreements with GMAC can be found in Liquidity and Capital Resources section under Part I, Item 2 of this quarterly report.

As of September 30, 2008, we held marketable securities valued at $23,554, which consist primarily of corporate and municipal bonds, U.S. treasury notes, certificates of deposit and asset-backed securities that have various maturities through 2010, as well as marketable equity securities. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

At December 31, 2007, we held $37,325 in auction rate securities. The contractual maturities of the investments underlying the auction rate securities matured at various dates through 2046, however, all our auction rate securities, or ARSs, had a reset period of 28 days. Subsequent to December 31, 2007 we reduced the amount of our ARSs via successful auctions to $16,300, however, in February of 2008, the liquidity in the ARS market evaporated causing the ARSs to fail at auction, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Accordingly, $16,300 of the auction rate securities were classified as long term as of December 31, 2007. The lack of liquidity in the ARS market continued during the first quarter of 2008, and as a result, we recorded an unrealized loss in other comprehensive loss on its ARSs of $230 as of March 31, 2008. Beginning in June of 2008, a market developed for certain ARSs based on the quality and the collateral of the underlying securities. During the months of June and July, we were able to sell $16,225 of our ARSs at full face value thereby reducing our holdings in ARSs to $75 as of September 30, 2008. Therefore, the ARS balance of $75 as of September 30, 2008 has been classified as short term and the unrealized loss of $230 provided for in the first quarter of this year was reversed in the second quarter of the year. As a result, we did not incur any losses with respect to our investments in ARSs.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “ Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were, as of the end of the fiscal quarter covered by this quarterly report, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

Certain legal proceedings in which we are involved are discussed in Note S to the consolidated financial statements and Part I, Item 3 included in the our Annual Report on Form 10-K for the year ended December 31, 2007. The following discussion is limited to recent developments concerning certain of our legal proceedings and should be read in conjunction with our earlier SEC reports. Unless otherwise indicated, all proceedings discussed in those earlier reports remain outstanding.

On or about August 7, 2008, we were named in a class action lawsuit filed in the San Diego County Superior Court, California. The Compliant, which seeks unspecified damages, alleges violation of the Song-Beverly Credit Card Act, which prohibits retailers from accumulating personal information on customers who complete their purchase with a credit card. Specifically, it is alleged that we collected zip codes on our credit card transactions in California. Management believes that it is not currently possible to asses whether or not there will be any impact at all from this action, or if there is, what effect the ultimate resolution of the matter might have on the results of operation, financial position or cash flows.

We have been named as a defendant in certain other lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the our financial position or results of operations. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

ITEM 1A. RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

There were no unregistered sales of equity securities and we did not repurchase any of its common stock during the quarter ended September 30, 2008.

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

31.1

Certification of Chairman & Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman & Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 7, 2008

STEVEN MADDEN, LTD.

By:	/s/ EDWARD R. ROSENFELD

Edward R. Rosenfeld
Chairman and Chief Executive Officer

By:	/s/ ARVIND DHARIA

Arvind Dharia
Chief Financial Officer

Exhibit No.	Description

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

31.1

Certification of Chairman & Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman & Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.