Form 10-K
period 2008-12-31
STEVEN MADDEN, LTD.
filed 2009-03-12
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission File Number 0-23702

STEVEN MADDEN, LTD.
(Exact name of registrant as specified in its charter)

Delaware	13-3588231
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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
Yes ☐ No ☒

          The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the registrant) as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $283,436,000 (based on the closing sale price of the registrant’s common stock on that date as reported on The NASDAQ Global Select Market).

          The number of outstanding shares of the registrant’s common stock as of March 6, 2009 was 17,877,552 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

          PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED TO BE HELD ON OR ABOUT MAY 22, 2009.

PART I

Forward-Looking Statements

          This Annual Report on Form 10-K contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report on Form 10-K may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K.

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

          Our business is comprised of three (3) distinct segments (Wholesale, Retail and First Cost). Our Wholesale segment includes ten (10) core divisions: Steve Madden Womens, Steve Madden Mens, Candie’s, Madden Girl, Steve Madden’s Fix, Steven, Stevies,Fabulosity, Elizabeth and James and our accessories division. Our accessories division, through license agreements, includes the Daisy Fuentes, Betsey Johnson and Fabulosity accessories brands. Steven Madden Retail, Inc., our wholly owned retail subsidiary, operates Steve Madden and Steven retail stores as well as our e-commerce website. Our wholly owned subsidiary, Adesso-Madden, Inc., acts as a buying agent for footwear products under private labels and licensed brands (such as l.e.i and Candie’s) for many of the country’s large mass merchandisers and mid-tier department stores. We also license our Steve Madden and Steven trademarks for several accessory and apparel categories.

          Steven Madden, Ltd. was incorporated as a New York corporation on July 9, 1990 and reincorporated under the same name in Delaware in November 1998. We completed our initial public offering in December 1993 and our shares of common stock currently trade on The NASDAQ Global Select Market under the symbol “SHOO”.

          We maintain our principal executive offices at 52-16 Barnett Avenue, Long Island City, NY 11104 and our telephone number (718) 446-1800.

          Our website is http://www.stevemadden.com. We file our annual, quarterly and current reports and other information with the Securities and Exchange Commission. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and our Proxy Statement for our Annual Meeting as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. We will provide paper copies of such filings free of charge upon request. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 R Street, NE, Washington, DC, 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. In addition, the Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding us, which is available at http://www.sec.gov.

See “Item 8 Financial Statements and Supplementary Data” for additional information relating to our operating segments.

Wholesale Segment

Steve Madden Womens Wholesale Division

          The Steve Madden Womens Wholesale Division designs, sources and markets our Steve Madden brand to major department stores, better specialty stores and independently owned boutiques throughout the United States. The Steve Madden brand has become a leading life-style brand in the fashion conscious marketplace. To serve our customers (primarily women ages 16 to 35), Madden Womens creates and markets fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at affordable prices.

          As our largest division, Madden Womens generated net sales of $135.6 million for the year ended December 31, 2008, or approximately 30% of our total net sales. New products for Madden Womens are test marketed at our retail stores. Typically, within a few days, we can determine if the test product appeals to customers. This enables us to use our flexible sourcing model to rapidly respond to changing trends, which we believe is essential for success in the fashion arena.

Accessories Division

          Our accessories division designs, sources and markets name brand and private label fashion handbags and accessories to major department stores, value price retailers and better specialty stores throughout the United States. Our accessories division generated net sales of $66.9 million for the year ended December 31, 2008, or approximately 15% of our total net sales.

Madden Girl Wholesale Division

          The Madden Girl Wholesale Division designs, sources and markets a full collection of directional young women’s shoes. Madden Girl is geared for young women ages 13 to 20 and is an “opening price point” brand that is currently being sold at department stores, mid-tier retailers and specialty stores. Madden Girl generated net sales of $48.7 million for the year ended December 31, 2008, or approximately 11% of our total net sales.

Steve Madden Mens Wholesale Division

          The Steve Madden Mens Wholesale Division designs, sources and markets a full collection of directional men’s shoes and fashion forward athletic shoes to major department stores, better specialty stores and independent shoe stores throughout the United States. Price points range from $70 to $100 at retail, targeted at men ages 20 to 40 years old. Madden Mens generated net sales of $38.0 million for the year ended December 31, 2008, or approximately 8% of our total net sales. Madden Mens maintains open stock inventory positions in select patterns to serve the replenishment programs of its wholesale customers.

Diva Acquisition Corp. – Steven Wholesale Division

          Diva Acquisition Corp. designs, sources and markets women’s fashion footwear under the Steven trademark through major department and better footwear specialty stores throughout the United States. Priced a tier above the Steve Madden brand, Steven products are designed to appeal principally to fashion conscious women, ages 25 to 45, who shop at department stores and footwear boutiques. Steven generated net sales of $18.5 million for the year ended December 31, 2008, or approximately 4% of our total net sales.

Candie’s Wholesale Division

          Pursuant to our license agreement with Candie’s, Inc., we design, source and market Candie’s branded footwear for women and kids through our Candie’s Wholesale Division. Our Candie’s Wholesale Division generated net sales of $14.3 million for the year ended December 31, 2008, or approximately 3% of our total net sales. During the second half of 2008, we transitioned Candie’s business to our First Cost segment which resulted in a change of our classification of Candie’s revenues from the net sales line on our Consolidated Statement of Income to the commission income line.

          On December 6, 2004, the license agreement with Candie’s was amended to reflect Candie’s decision to name Kohl’s Corporation as the exclusive provider of a new line of Candie’s apparel. Pursuant to the amendment, commencing on January 1, 2007, we no longer had the exclusive right to market Candie’s branded footwear and we are permitted to sell Candie’s branded footwear only to Kohl’s. Under the terms of the amendment, Candie’s has guaranteed that we will achieve minimum sales levels with Kohl’s during the term of the agreement, which runs through December 31, 2010. In the event such minimum sales levels are not achieved, Candie’s is required to compensate us in an amount based on a percentage of the sales shortfall. For the year ended December 31, 2008, the minimum sales level was met.

Stevies Wholesale Division

          Our Stevies Wholesale Division designs, sources and markets footwear for young girls to department stores, specialty stores and independent boutiques throughout the United States. Stevies generated net sales of $5.0 million for the year ended December 31, 2008, or approximately 1% of our total net sales.

Steve Madden’s Fix Wholesale Division

          We introduced Steve Madden’s Fix in the fourth quarter of 2007. The Fix Division designs, sources and markets a line of fashion-forward athletic sneakers to better department stores, better specialty stores and independently owned boutiques throughout the United States. Fix is targeted at women ages 16 to 35 with average price points that range from $50 to $70 at retail. Fix generated net sales of $3.2 million for the year ended December 31, 2008, or approximately 1% of our total net sales.

Fabulosity Wholesale Division

          In July 2008, we entered into a license agreement to design, manufacture and distribute women’s footwear, handbags and belts and related accessories under the Fabulosity brand. Fabulosity is an urban lifestyle brand that targets young women ages 13 to 25. It is marketed through JC Penny with average retail prices ranging from $30 to $65. Fabulosity, which began shipping in December of this year, generated net sales of $1.2 million for the year ended December 31, 2008.

Elizabeth and James

          On September 10, 2008, we entered into a license agreement with Dualstar Entertainment Group, LLC, under which we have the right to use the Elizabeth and James trademark in connection with the sale and marketing of footwear. Elizabeth and James, which was created by Mary-Kate and Ashley Olsen, is distributed through luxury retailers to women ages 25 to 36 years with average retail price points from $200 to $350 for shoes and from $350 to $500 for boots. We anticipate that we will begin shipping Elizabeth and James product in the second quarter of 2009.

Retail Segment

Steven Madden Retail, Inc.

          As of December 31, 2008, we owned and operated ninety-seven (97) retail stores including ninety-two (92) stores under the Steve Madden name and four (4) under the Steven name. In addition, we operate one (1) e-commerce website (through the www.stevemadden.com website). In 2008, we opened three (3) new stores and closed seven (7) underperforming stores. Steve Madden stores are located in major shopping malls and in urban street locations across the United States, primarily focused in New York, California and Florida. In 2008, the retail stores generated annual sales in excess of $628 per square foot. Comparative store sales (sales of those stores, including the e-commerce website, that were open for all of 2008 and 2007) were unchanged in 2008 compared to 2007. The Retail segment generated net sales of $125.6 million for the year ended December 31, 2008, or approximately 27% of our total net sales.

          We believe that the Retail segment will continue to enhance overall sales and profitability while building equity in the Steve Madden brand. We plan to add two (2) new retail stores and close approximately ten (10) underperforming stores during 2009. Our Retail stores enable us to test and react to new products and classifications which, in turn, strengthens the product development efforts of the Steve Madden Wholesale Division.

First Cost Segment

Adesso-Madden, Inc.

          Adesso-Madden, Inc (“A-M”) is our first cost, commission based division. During the second half of 2008, we transitioned our Candie’s business from our Wholesale segment to A-M. This resulted in a decrease in net sales in our Candie’s Wholesale Division and an increase of commission revenue in A-M. In addition, pursuant to a license agreement dated July of 2008 with Jones Investment Co. Inc., beginning in the first quarter of 2009, A-M intends to design and market women’s footwear under the l.e.i. brand exclusively to Wal-mart. In addition, A-M serves as a buying agent to mass-market merchants, shoe store chains and other value-priced retailers in connection with the procurement of footwear. As a buying agent, A-M utilizes its expertise and its relationships with shoe manufacturers to facilitate the production of private label shoes to its customers’ specifications. We believe that by operating in the private label, mass merchandising market, we are able to maximize additional non-branded sales opportunities. This leverages our overall sourcing and design capabilities. Currently, this division serves as a buying agent for the procurement of women’s, men’s and children’s footwear for large retailers, including Target, Wal-Mart, J.C. Penney and Sears. A-M receives buying agent’s commissions from its customers. In addition, we have leveraged the strength of our Steve Madden brands and product designs resulting in a partial recovery of our design, product and development costs from our suppliers. The First Cost segment generated operating income of $11.6 million for the year ended December 31, 2008.

Licensing

          As of December 31, 2008, we licensed our Steve Madden and Steven trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding and hosiery. Most of the license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand. Licensing income for the year ended December 31, 2008 was $2.7 million.

Design

          We have established a reputation for our creative designs, marketing and trendy products at affordable price points. We believe that our future success will substantially depend on our ability to continue to anticipate and react to changing consumer demands in a timely manner. To meet this objective, we have developed an unparalleled design process that allows us to recognize and act quickly to changing consumer demands. Our design team strives to create designs which it believes fit our image, reflect current or future trends and can be manufactured in a timely and cost-effective manner. Once the initial design is complete, a prototype is developed, primarily in our Long Island City facility, which is reviewed and refined prior to the commencement of initial production. Most new products are then tested in selected Steve Madden retail stores. Based on these tests, among other things, management selects the products that are then offered for wholesale and retail distribution nationwide. We believe that our design and testing process and flexible sourcing model is a significant competitive advantage allowing us to mitigate the risk of production costs and the distribution of less desirable designs.

Product Sourcing and Distribution

          We source each of our product lines separately based on the individual design, styling and quality specifications of the products in such product lines. We do not own or operate manufacturing facilities; rather, we source our branded products through agents and our own sourcing office with independently owned manufacturers in China, Mexico, Brazil, Italy, Spain and India. We have established relationships with a number of manufacturers and agents in each of these countries. Although we have not entered into any long-term manufacturing or supply contracts, we believe that a sufficient number of alternative sources exist for the manufacture of our products. We continually monitor the availability of the principal materials used in our footwear, which are available from a number of sources in various parts of the world. We track inventory flow on a regular basis, monitor sell-through data and incorporate input on product demand from wholesale customers. We use retailers’ feedback to adjust the production or manufacture of new products on a timely basis, which helps reduce the close out of slow-moving products.

          We distribute our products from three (3) third-party distribution warehouse centers located in California and New Jersey. By utilizing distribution facilities that specialize in distributing products to certain wholesale accounts, Steve Madden retail stores and internet fulfillment, we believe that our customers are better served.

Customers

          Our wholesale customers consist principally of department stores and specialty stores, including independent boutiques. Approximately 88% of our wholesale revenue is generated from department and specialty stores, including Macy’s, Nordstrom, DSW, Kohl’s, Famous Footwear, and Dillard’s and catalog retailers, including Victoria’s Secret. For the year ended December 31, 2008, Macy’s accounted for approximately $45.5 million, or 14% of our wholesale net sales and 10% of our total net sales.

Distribution Channels

          We sell our products principally through department stores, specialty stores and discount stores in the United States and through our company-owned retail stores. For the year ended December 31, 2008, our Retail segment and our Wholesale segment generated net sales of approximately $125.6 million and $331.4 million, or 27% and 73% of our total net sales, respectively. Each of these distribution channels are described below.

Steve Madden and Steven Retail Stores

          As of December 31, 2008, we operated ninety-two (92) company-owned retail stores under the Steve Madden name and four (4) under the Steven name and one (1) e-commerce website (through the www.stevemadden.com website). We believe that our retail stores will continue to enhance overall sales, profitability, and our ability to react to changing consumer trends. The stores are also a marketing tool that allows us to strengthen brand recognition and to showcase selected items from our full line of branded and licensed products. Furthermore, the retail stores provide us with a venue to test and introduce new products and merchandising strategies. Specifically, we often test new designs at our Steve Madden retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, we have been able to leverage sales information gathered at Steve Madden retail stores to assist our wholesale customers in order placement and inventory management.

          A typical Steve Madden store is approximately 1,400 to 1,600 square feet and is located in a mall or street location that we expect will attract the highest concentration of our core demographic, style-conscious customer base. The Steven stores, which are generally the same size as our Steve Madden stores, have a more sophisticated design and format styled to appeal to their more mature target audience. In addition to carefully analyzing mall demographics and locations, we also set profitability guidelines for each potential store site. Specifically, we target well trafficked sites at which the demographics fit our consumer profile and seek new locations where the projected fixed annual rent expense stays within our guidelines. By setting these guidelines, we seek to identify stores that will contribute to our overall profitability both in the near and longer terms.

Department Stores

          We currently sell to over 3,700 doors of 17 department stores throughout the United States. Our major accounts include Macy’s, Nordstrom, Dillard’s and Lord & Taylor.

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

          In addition to merchandising support, our key account executives maintain weekly communications with their respective accounts to guide them in placing orders and to assist them in managing inventory, assortment and retail sales. We leverage our sell-through data gathered at our retail stores to assist department stores in allocating their open-to-buy dollars to the most popular styles in the product line and to phase out styles with weaker sell-throughs, which reduces markdown exposure at season’s end.

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

Internet Sales

          We operate an Internet website, www.stevemadden.com, where customers can purchase numerous styles of our Steve Madden, Steven, Steve Madden Mens and selected styles from Madden Girl, footwear and accessory products.

Distribution Agreements

          Steve Madden products are available in many countries and territories worldwide via several retail selling and distribution agreements. Under the terms of the agreements, the distributors and retailers are required to open a minimum number of stores each year and to pay us a fee for each pair of footwear purchased, and in many cases, an additional sales royalty as a percentage of sales or a predetermined amount per unit of sale. Under the terms of the distribution agreements, the distributor is required to purchase certain minimum amounts of Steve Madden shoes. These agreements, which expire at various times through December 31, 2012 with renewal options at the election of the distributors and retailers, are exclusive in their specific territories which include China, Canada, Turkey, Mexico, Australia, Israel, UAE, The United Kingdom, Korea, Morocco, Greece, several countries in southeast Asia, including Indonesia and Thailand, Morocco, and several countries in Central and South America.

Competition

          The fashion footwear industry is highly competitive. We compete with specialty shoe companies as well as companies with diversified footwear product lines, such as Nine West, Skechers, Kenneth Cole, Nike, Guess and Jessica Simpson who may have greater financial and other resources than us. We believe effective advertising and marketing, fashionable styling, high quality, value and fast manufacturing turnaround are the most important competitive factors and intend to continue to employ these elements as we develop our products.

Marketing and Sales

          We have focused on creating an integrated brand building program to establish Steve Madden as a leading designer of fashion footwear for style-conscious young women and men. Principal marketing activities include product placements in lifestyle and fashion magazines, personal appearances by Creative and Design Chief, Steve Madden, and in-store promotions. In addition, we continue to promote our website (www.stevemadden.com) where customers can purchase Steve Madden, Steven, Steve Madden Mens and selected styles from Madden Girl footwear, as well as view exclusive content, participate in contests and “live chat” with customer service representatives.

Management Information Systems (MIS) Operations

          Sophisticated information systems are essential to our ability to maintain our competitive position and to support continued growth. We operate on a dual AS/400 system which provides system support for all aspects of our business, including manufacturing purchase orders, customer purchase orders, order allocations, invoicing, accounts receivable management, quick response replenishment, point-of-sale support and financial and management reporting functions. We have a PKMS bar coded warehousing system that is integrated with the wholesale system in order to provide accurate inventory positions and quick response size replenishment for our customers. In addition, we have installed an EDI system which provides a computer link between us and certain wholesale customers that enables both the customer and us to monitor purchases, shipments and invoicing. The EDI system also improves our ability to respond to customer inventory requirements on a weekly basis.

Receivables Financing; Line of Credit

          Under the terms of our factoring agreement with GMAC Commercial Finance LLC, as amended, we may request advances from the factor of up to 85% of aggregate receivables factored by GMAC. The agreement, which has no specific expiration date and can be terminated by us effective on or after June 30, 2009 with sixty (60) days prior written notice, provides us with a $50 million credit facility with a $25 million sub-limit for Letters of Credit. The agreement can be terminated by GMAC upon the occurrence, and in certain instances continuance after notice, of certain specified defaults. We also pay a fee that varies depending on the customer of between 0.15% and 0.25% of the gross invoice amount factored with GMAC. Prior to the amendment to the factoring agreement discussed in the next paragraph, we sold a substantial portion of our receivables, principally without recourse, to GMAC. As of December 31, 2008 and 2007, $92 and $272 of factored receivables, respectively, were sold by us with recourse. GMAC maintains a lien on all of our receivables to secure our obligations and assumes the credit risk for all purchased accounts approved by them with certain exceptions.

          In November of 2008, GMAC announced that it did not have enough capital to qualify to become a bank holding company and thereby qualify to access certain government funding sources. GMAC stated that failure to become a bank holding company would have a near-term material adverse effect on its business and its financial position. In light of these statements and the worsening financial climate, we were concerned about GMAC’s ability to maintain our cash flow, and if needed, to fund advances. In addition, we were concerned that in a GMAC bankruptcy proceeding, our accounts receivable sold to GMAC under the factoring agreement in effect prior to January 1, 2009, might be deemed an asset of GMAC’s and thus the future cash collections on same would not be available to us. To hedge against these concerns, in November of 2008, we borrowed the maximum amount allowed by the terms of the agreement, which had the effect of mitigating, to the extent of the borrowings, the possible financial effect of any GMAC bankruptcy filing. As of December 31, 2008, we had advances payable due to GMAC of $30,168 against gross factored receivables of $44,082. The interest rate on the advances, which has changed from time to time by amendments to the agreement and which is currently a variable rate based on the 30-day London Interbank Offered Rate (LIBOR), averaged 4.2% in 2008. We had no advances payable due to GMAC as of December 31, 2007. On January 2, 2009, GMAC announced that it had qualified as a bank holding company and that it received $5 billion from the U.S. Department of Treasury under the Troubled Asset Relief Program. Effective January 1, 2009, the factoring agreement was amended so that we retained title to our factored accounts receivable, which would keep our outstanding receivables from being the property of GMAC subject to administration in a future GMAC bankruptcy proceeding, if any. Subsequent to the year end, we began reducing the loan balance with the proceeds from the collections of factored accounts receivable, and as of February 17, 2009, the loan was completely paid off.

          Our Daniel M. Friedman Division had a factoring agreement with Wells Fargo Century that expired on June 30, 2007. As of July 1, 2007, Daniel M. Friedman has been incorporated into the GMAC agreement.

Trademarks and Service Marks

          The STEVE MADDEN and/or STEVE MADDEN plus Design trademarks and service marks have been registered in numerous International Classes in the United States (Int’l Cl. 25 for clothing and footwear; Int’l Cl. 18 for leather goods, such as handbags and wallets; Int’l Cl. 9 for eyewear; Int’l Cl. 14 for jewelry; Int’l Cl. 3 for cosmetics and fragrances; Int’l Cl. 20 for picture frames; Int’l Cl. 16 for paper goods; and Int’l Cl. 35 for retail store services). We also have pending trademark applications in the United States for the mark STEVE MADDEN and/or STEVE MADDEN plus Design in numerous international classes (Class 9 for CDs and Class 25 for sleepwear).

          We also have trademark registrations in the United States for the marks EYESHADOWS BY STEVE MADDEN (Int’l Cl. 9 for eyewear), STEVEN M. (Int’l Class 25 for clothing and footwear); STEVEN BY STEVE MADDEN (Int’l Cl. 25 for footwear and Int’l Cl. 18 for small leather goods); NATURAL COMFORT (Int’l Cl. 25 for footwear); STEVE MADDEN LUXE (Int’l Cl. 25 for clothing and footwear); STEVEN (Int’l Cl. 3 for cosmetics and fragrances; Int’l Cl. 9 for eyewear; Int’l Cl. 14 for jewelry; Int’l Cl. 18 for bags; Int’l Cl. 25 for clothing and footwear; Int’l Cl. 26 for hair accessories; and Int’l Cl. 35 for retail store services); CIRCLE WITH ASTERISK DESIGN (in Class 25 for clothing and footwear); FIX (in Class 25 for footwear); FIX* (in Class 25 for footwear); STEVE MADDEN’S FIX (in Class 25 for clothing and footwear); and, STEVE MADDEN’S FIX AND DESIGN (in Class 25 for clothing and footwear). We also own a registration for the mark SOHO COBBLER plus Design in the U.S. in Class 25 for footwear.

          We also have several pending applications in the U.S. for MADDEN in international classes (Class 14 for jewelry and watches, Class 18 for bags, and Class 25 for clothing and footwear). We also have pending applications in the U.S. for MADDEN BY STEVE MADDEN in Class 18 for bags.

          Additionally, we have several pending trademark and service mark applications in the United States for various marks, MADDEN GIRL (in Class 18 for bags and in Class 25 for clothing and footwear); MADDEN GIRLZ (in Class 25 for clothing and footwear); MADDEN BOYZ (in Class 25 for clothing and footwear); MADDEN KIDZ for clothing and footwear); MADDEN NEW YORK (in Class 25 for clothing and footwear); MADDEN ACTIVE (in Class 25 for clothing and footwear); MADDEN SPORT (in Class 25 for clothing and footwear); STEVEN BY STEVE MADDEN (in Class 18 for bags and Class 25 for belts); FINA FIRENZE (in Class 18 for bags and in Class 25 for belts and footwear); STEVE MADDEN DESIGN PLUS PEACE LOVE SHOES (in Class 25 for footwear); PEACE LOVE SHOES (STANDARD CHARACTERS) (in Class 25 for footwear); PEACE LOVE SHOES LOGO (in Class 24 for towels and in Class 25 for footwear, clothing and belts); and, STEVE MADDEN DESIGN PLUS PEACE LOVE SHOES LOGO PLUS PEACE LOVE SHOES (in Class 25 for footwear).

          We further own registrations for the STEVE MADDEN and/or STEVE MADDEN plus Design trademarks and service marks in various International Classes in Argentina, Armenia, Aruba, Australia, Azerbaijan, Bahrain, Belize, Brazil, Canada, Chile, China, Colombia, El Salvador, Estonia, Georgia, Guatemala, Hong Kong, Indonesia, Israel, Italy, Japan, Kazakhstan, Korea, Kyrgyzstan, Latvia, Lebanon, Lithuania, Malaysia, Mexico, Moldova, Netherland Antilles, New Zealand, the Netherlands, Nicaragua, Norway, Oman, Panama, Paraguay, the Philippines, Qatar, Russia, Saudi Arabia, Singapore, South Africa, Taiwan, Thailand, Turkey, Turkmenistan, Ukraine, the United Arab Emirates, Uzbekistan, the European Union, and the Benelux countries and has pending applications for registration of the STEVE MADDEN and/or STEVE MADDEN plus Design trademarks and service marks in Argentina, Aruba, Bahamas, Belarus, Canada, China, Costa Rica, Ecuador, Egypt, Guatemala, Honduras, India, Indonesia, Jordan, Korea, Kuwait, Morocco, Oman, Peru, Saudi Arabia, Tajikistan, Turkey, Venezuela, and the United Arab Emirates.

          Additionally, we own registrations for the STEVEN trademark and service mark in various International Classes in Australia, Bahrain, Belize, China, the Dominican Republic, El Salvador, the European Union, Hong Kong, Israel, Japan, Kuwait, Lebanon, Malaysia, New Zealand, Netherland Antilles, Norway, Panama, the Philippines, Qatar, Russia, Saudi Arabia, South Africa, Thailand, Taiwan, Turkey, and the United Arab Emirates and have pending applications for STEVEN trademark and service mark in Armenia, Azerbaijan, China, Columbia, Costa Rica, Egypt, Guatemala, India, Italy, Jordan, Korea, Malaysia, Nicaragua, Oman, Taiwan, Thailand, and Venezuela.

          We further own registrations for the “torch stripe” design in Class 25 in the European Union and Panama, and China.

          We further own registrations for the mark STEVEN BY STEVE MADDEN in various international classes in Aruba, Australia, China, the European Union, Hong Kong, Korea, New Zealand, and Taiwan and have pending applications for the mark STEVEN BY STEVE MADDEN in various international classes in Canada, China, Ecuador, Egypt, India, Israel, Korea, Taiwan, Turkey, Saudi Arabia, and Venezuela.

          We further own registrations for the mark STEVE MADDEN’S FIX* in international class 25 in the European Union, Mexico, and Turkey and have pending applications for the mark STEVE MADDEN’S FIX* in international class 25 in Canada, China, Morocco, Panama and The United Arab Emirates.

          We further have pending applications for the mark MADDEN GIRL in international class 25 in Egypt, India, Kuwait, Saudi Arabia and Turkey.

          We further have pending applications for the mark NATURAL COMFORT in various international classes in Egypt, India, Kuwait, and Saudi Arabia.

          We further own registrations for the mark SM NEW YORK and/or SM NEW YORK PLUS DESIGN in International Class 25 (clothing and footwear) in Aruba, Australia, Belize, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Guatemala, Hong Kong, Netherland Antilles, Nicaragua, New Zealand, Panama, Taiwan and have pending applications for registration of the SM NEW YORK and/or SM NEW YORK PLUS DESIGN mark in International Class 25 (clothing and footwear) in Columbia, Honduras, India, Indonesia, Kuwait, Saudi Arabia, South Africa, and Venezuela.

          Additionally, we, through our Diva Acquisition Corp. subsidiary, own registrations for the DAVID AARON trademark and service mark in various International Classes in the United States (Int’l Cl. 25 for clothing and footwear; Int’l Cl. 18 for leather goods, such as handbags and wallets), and in Australia, Canada, the European Union, Hong Kong and South Africa in some or all of Classes 3, 18, and 25. Also, we own registrations for our DAVID AARON trademark in International Class 3 for perfume and cosmetics; International Class 9 for eyewear; International Class 14 for jewelry; International Class 16 for paper goods; International Class 18 for bags; International Class 24 for bed and bath products; International Class 25 for clothing and footwear and International Class 26 hair accessories in Korea.

          We, through our Stevies, Inc. subsidiary, also own various registrations for the STEVIES and /or STEVIES plus Design trademark and service mark in a number of International Classes in the United States (Int’l Class 25 for clothing and footwear; Int’l Class 18 for leather goods, such as handbags and wallets; International Class 14 for jewelry; International Class 28 for toys; Int’l Class 16 for paper goods; Int’l Class 3 for perfume and cosmetics, Int’l Class 9 for CDs and eyewear; and Int’l Cl. 27 for rugs and carpets; and for STEVIES BY STEVE MADDEN in Class 14 for jewelry, Class 9 for eyewear, Class 3 for perfume and cosmetics, Class 25 for clothing and footwear, Class 28 for toys and games, Class 35 for retail services, Class 16 for stationery and notebooks, Class 18 for bags.

          Additionally, Stevies, Inc. has pending trademark and service mark applications and/or existing registrations for the STEVIES and STEVIES plus Design marks in various International Classes in Aruba, Argentina, Australia, Bahrain, Brazil, Canada, China, Chile, Colombia, Costa Rica, Dominican Republic, Egypt, El Salvador, European Union, Guatemala, Hong Kong, Honduras, Indonesia, India, Israel, Japan, Korea, Kuwait, Lebanon, Malaysia, Mexico, Netherland Antilles, Nicaragua, New Zealand, Oman, Panama, Peru, Qatar, Saudi Arabia, Singapore, South Africa, Taiwan, Thailand, Turkey, the United Arab Emirates and Venezuela.

          We believe that our trademarks have a significant value and are important to the marketing of our products. There can be no assurance, however, that we will be able to effectively obtain rights to our marks throughout all of the countries of the world. Moreover, no assurance can be given that others will not assert rights in, or ownership of, our trademarks and other proprietary rights of or that we will be able to successfully resolve such conflicts. Our failure to protect such rights from unlawful and improper appropriation may have a material adverse effect on our business, financial condition, results of operations and liquidity.

Employees

          On February 5, 2009, we employed approximately one thousand five hundred and ten (1,510) employees, of whom approximately seven hundred forty (740) work on a full-time basis and approximately seven hundred seventy (770) work on a part-time basis, most of whom work in the Retail segment. Our management considers relations with our employees to be good.

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

Backlog

          We had unfilled wholesale customer orders of $90.5 million and $113.8 million, as of February 21, 2009 and 2008, respectively. Due to the realignment of our Candie’s business from our Wholesale segment to our commission based First Cost segment, there are no Candie’s orders included this year as compared to $10.8 million of Candie’s orders included last year. Our backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of our core basic products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

ITEM 1A	RISK FACTORS

          You should carefully consider the risks and uncertainties we describe below and the other information in this Annual Report on Form 10-K before deciding to invest in, sell or retain shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations and liquidity could be materially harmed.

          Fashion Industry Risks. Our success depends in significant part upon our ability to anticipate and respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that our products will correspond to the changes in taste and demand or that we will be able to successfully market products that respond to such trends. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for others. In addition, misjudgments in merchandise selection could adversely affect our image with our customers resulting in lower sales and increased markdown allowances for customers which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

          The industry in which we operate is cyclical, with purchases tending to decline during recessionary periods when disposable income is low. Purchases of contemporary shoes and accessories tend to decline during recessionary periods and also may decline at other times. There can be no assurance that we will be able to grow or even maintain our current level of revenues and earnings, or remain profitable in the future. A recession in the national or regional economies or uncertainties regarding future economic prospects, among other things, could affect consumer spending habits and have a material adverse effect on our business, financial condition, results of operations and liquidity.

          In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. While such changes in the retail industry to date have not had a material adverse effect on our business or financial condition, results of operations and liquidity, there can be no assurance as to the future effect of any such changes.

          Economic Uncertainty and Political Risks. Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products. We believe that declining consumer confidence accompanied with changes in credit availability, interest rates, energy prices, unemployment rates and consumers’ disposable income negatively impacted the level of consumer spending for discretionary items during the year ended December 31, 2008. Despite the worsening retail environment, we achieved a revenue growth in both our Wholesale and Retail segments in 2008. A continued weak economic environment could have a negative effect on the Company’s sales and results of operations during the year ending December 31, 2009 and thereafter. In addition, current unstable political conditions, including the potential or actual conflicts in Iraq, North Korea or elsewhere, or the continuation or escalation of terrorism, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

          We generally enter into a number of purchase order commitments with our customers for each of our lines every season and do not enter into long-term agreements with any of our customers. Therefore, a decision by a significant customer of ours, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us or to change its manner of doing business could have a material adverse effect on our business, financial condition, results of operations and liquidity. We sell our products primarily to retail stores across the United States and extend credit based on an evaluation of each customer’s financial condition, usually without collateral. While various retailers, including some of our customers, have experienced financial difficulties in the past few years which increased the risk of extending credit to such retailers, our losses due to bad debts have been limited. Pursuant to the terms of our factoring agreement, GMAC currently assumes the credit risk related to approximately 85% of our accounts receivable. However, financial difficulties of a customer could cause us to curtail business with such customer or require us to assume more credit risk relating to such customer’s accounts receivable.

          Impact of Foreign Manufacturers. During the year ended December 31, 2008, virtually all of our products were purchased through arrangements with a number of foreign manufacturers, primarily from China, Mexico, Brazil, Italy, Spain and India.

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

          Possible Adverse Impact of Unaffiliated Manufacturers’ Inability to Manufacture in a Timely Manner, Meet Quality Standards or to Use Acceptable Labor Practices. As is common in the footwear industry, we contract for the manufacture of virtually all of our products to our specifications through foreign manufacturers. We do not own or operate any manufacturing facilities and we are therefore dependent upon independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications by our international manufacturers. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

          Although we enter into a number of purchase order commitments each season specifying a time frame for delivery, method of payment, design and quality specifications and other standard industry provisions, we do not have long-term contracts with any manufacturer. As a consequence, any of these manufacturing relationships may be terminated, by either party, at any time. Although we believe that other facilities are available for the manufacture of our products, there can be no assurance that such facilities would be available to us on an immediate basis, if at all, or that the costs charged to us by such manufacturers would not be greater than those presently paid.

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

          Intense Industry Competition. The fashion footwear industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. The recent market growth in the sales of fashion footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Nine West, Skechers, Kenneth Cole, Nike, Guess and Jessica Simpson may have significantly greater financial and other resources than us and there can be no assurance that we will be able to compete successfully with other fashion footwear companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on our business, financial condition, results of operations and liquidity. We believe effective advertising and marketing, branding of the Steve Madden name, fashionable styling, high quality and value are the most important competitive factors and we plan to continually employ these elements as we develop our products. Our inability to effectively advertise and market our products could have a material adverse effect on our business, financial condition, results of operations and liquidity.

          Expansion of Retail Business. Our continued growth depends to a significant degree on further developing the Steve Madden, Stevies, Steven, Madden Girl, Steve Madden Mens, Steve Madden Fix, Candies, Fabulosity, Elizabeth and James and l.e.i. brands, creating new product categories and businesses and operating company-owned Steve Madden and Steven stores on a profitable basis. Due to the downturn in the economy, during the year ended December 31, 2008, we opened three (3) and closed seven (7) Steve Madden retail stores and have plans to open two (2) and close approximately ten (10) stores in the year ending December 31, 2009. Our future expansion plan includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by us in our existing markets. There can be no assurance that we will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management’s expectations. Our retail expansion is dependent on a number of factors, including our ability to locate and obtain favorable store sites, the performance of our wholesale and retail operations, and our ability to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that our comparable store sales results can be maintained or will increase in the future. In addition, there can be no assurance that our strategies to increase other sources of revenue, which may include expansion of our licensing activities, will be successful or that our overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

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

          Outstanding Options. As of March 6, 2009, there were outstanding options to purchase an aggregate of approximately 804,000 shares of our common stock. Holders of such options are likely to exercise them when, in all likelihood, the market price of our stock is significantly higher than the exercise price of the options. Further, while options are outstanding, they may adversely affect the terms on which we could obtain additional capital, if required.

ITEM 1B	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2	PROPERTIES

          We maintain approximately 40,000 square feet for our corporate offices and sample production facilities at 52-16 Barnett Avenue, Long Island City, NY 11104. The lease for our headquarters expires on June 30, 2013.

          The Steve Madden showroom is located at 1370 Avenue of the Americas, New York, NY. All of our brands are displayed for sale from this 9,917 square foot space. The lease for our showroom expires on February 28, 2013.

          Our accessories division maintains approximately 20,000 square feet for its offices and showroom space at 10 West 33rd Street, New York, NY. The lease expires on December 31, 2014.

          We maintain approximately 7,200 square feet as a storage facility at 25-15 Borough Place, Woodside, NY. The lease for this space expires on October 31, 2013.

          We maintain approximately 1,400 square feet as a design facility in Boston, Massachusetts. The lease for this space expires on February 28, 2010.

          We maintain approximately 1,800 square feet for office space in Los Angeles, California. The lease for this space expires on June 30, 2011.

          We also maintain an 807 square foot showroom located at Fashion Center Dallas in the World Trade Center, Dallas, Texas. The lease for this showroom expires on April 30, 2010. We also currently engage three independent distributors to warehouse and distribute our products.

          We own a building that is approximately 2,200 square feet that is located across the street from our executive offices at 38-35 Woodside Avenue, Long Island City, NY 11104.

          In addition, we maintain approximately 4,825 square feet for office space in Kuangdong Province, China. This lease will expire on January 31, 2013.

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

Years Lease Terms Expire	Number of Stores

2009	11
2010	7
2011	13
2012	8
2013	13
2014	5
2015	11
2016	7
2017	14
2018	10
2019	3

ITEM 3	LEGAL PROCEEDINGS

          Except as set forth below, no material legal proceedings are pending to which we or any of our property is subject.

          On or about August 7, 2008, the Company was named in a class action lawsuit filed in the San Diego County Superior Court, California. The Complaint, which sought unspecified damages, alleged violation of the Song-Beverly Credit Card Act, which prohibits retailers from accumulating personal information on customers who complete their purchase with a credit card. Specifically, it is alleged that the Company collected zip codes on its credit card transactions in California. The case was dismissed on December 19, 2008 with prejudice.

          On August 10, 2005, the U.S. Customs Department (“Customs”) issued a report that asserts that certain commissions which the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. In the report, Customs estimates that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051. As of June 30, 2006, based on discussions with legal counsel, the Company believed that the liability in this case, including interest, was not likely to exceed $1,500. Accordingly, as of December 31, 2006 the Company recorded a reserve of $1,500. In September of 2007, Customs notified the Company that it had finalized its assessment of the underpaid duties to be $1,400. Pursuant to this assessment, the Company, with the advice of legal counsel, re-evaluated the liability in the case, including interest and penalties, and believes that it is not likely to exceed $2,700. Therefore, the Company increased the reserve by $1,200 in 2007, bringing the total reserve to $2,700, and further increased the reserve by $256 in 2008 to reflect anticipated additional interest costs, bringing the reserve to $2,956 as of December 31, 2008. Such reserve is subject to change to reflect the status of this matter.

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

          No matters were submitted to a vote of the holders of our common stock during the last quarter of our fiscal year ended December 31, 2008.

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Market Information. Our shares of common stock have traded on the NASDAQ Global Select Market since August 1, 2007 and were traded on the NASDAQ National Market prior to that date. The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2008 as reported by the NASDAQ Global Select and the NASDAQ National Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock

	High	Low		High	Low

2008			2007
Quarter ended March 31, 2008	$19.52	$14.98	Quarter ended March 31, 2007	$37.00	$28.12
Quarter ended June 30, 2008	$22.74	$16.05	Quarter ended June 30, 2007	$33.51	$29.49
Quarter ended September 30, 2008	$28.36	$18.13	Quarter ended September 30, 2007	$32.96	$18.11
Quarter ended December 31, 2008	$24.60	$14.20	Quarter ended December 31, 2007	$24.01	$17.50

          Holders. As of March 6, 2009, there were 17,877,552 shares of common stock outstanding and 87 holders of record.

          Dividends. With the exception of a special dividend paid in November 2005 and in November 2006, we have not declared or paid any dividends in the past to the holders of our Common Stock and do not currently anticipate declaring or paying any dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that any dividends of any kind will ever be paid to holders of our common stock.

          Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2008 is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

          Issuer Repurchases of Equity Securities. We did not repurchase any shares of common stock during the fourth quarter of fiscal 2008. In February and August of 2007, our Board of Directors authorized increases of our previously announced share repurchase program of $30 million and $37 million, respectively. At December 31, 2008, an aggregate of $2 million remained authorized to repurchase our Common Stock. The program has no set expiration or termination date.

          Pursuant to an agreement reached on February 2, 2005 with an 8% stockholder, we agreed to commit $25 million during the twelve months ended January 31, 2006 and $10 million during the twelve months ended January 31, 2007 to a combination of share repurchases and/or dividends, such programs to be implemented at such time and such manner as determined by the board of directors in its sole discretion. As of January 31, 2007, we satisfied this agreement by the repurchase of 909,000 shares for $14.7 million and the payment of dividends in the amount of $34.9 million.

          Performance Graph. The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2003, and ending on December 31, 2008, with the cumulative total return on the Russell 2000 Index and the S&P 500 Footwear Index. The comparison assumes that $100 was invested on December 31, 2003 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008

Steven Madden, Ltd.	$100.00	$92.45	$143.28	$258.01	$147.06	$156.76
Russell 2000 Index	$100.00	$117.00	$120.88	$141.43	$137.55	$89.68
S&P 500 Footwear Index	$100.00	$130.10	$129.35	$149.58	$194.06	$154.07

ITEM 6	SELECTED FINANCIAL DATA

          The following selected financial data has been derived from our audited Consolidated Financial Statements. The Income Statement Data relating to 2008, 2007 and 2006, and the Balance Sheet Data as of December 31, 2008 and 2007 should be read in conjunction with our audited Consolidated Financial Statements and notes thereto appearing elsewhere herein.

	Year Ended December 31, (in thousands, except per share data)

	2008	2007	2006	2005	2004

INCOME STATEMENT DATA:
Net sales	$457,046	$431,050	$475,163	$375,786	$338,144
Cost of sales	270,222	257,646	276,734	236,631	218,601
Gross profit	186,824	173,404	198,429	139,155	119,543
Commissions and licensing fee income - net	14,294	18,351	14,246	7,119	4,588
Operating expenses	(156,212)	(138,841)	(134,377)	(114,185)	(105,150)
Impairment of goodwill	—	—	—	(519)	—
Income from operations	44,906	52,914	78,298	31,570	18,981
Interest income	2,620	3,876	3,703	2,554	2,009
Interest expense	(207)	(65)	(100)	(164)	(68)
Gain (loss) on sale of marketable securities	(1,013)	(589)	(967)	(500)	32
Income before provision for income taxes	46,306	56,136	80,934	33,460	20,954
Provision for income taxes	18,330	20,446	34,684	14,260	8,679
Net Income	$27,976	$35,690	$46,250	$19,200	$12,275
Basic income per share	$1.53	$1.73	$2.21	$0.95	$0.62
Diluted income per share	$1.51	$1.68	$2.09	$0.92	$0.58
Basic weighted average shares of common stock	18,325	20,647	20,906	20,112	19,723
Effect of potential shares of common stock from exercise of options	194	645	1,195	806	1,611
Diluted weighted average shares of common stock outstanding	18,519	21,292	22,101	20,918	21,334
Dividends paid per share of common stock	$0.00	$0.00	$1.00	$0.67	$0.00

	At December 31,

	2008	2007	2006	2005	2004

BALANCE SHEET DATA:
Total assets	$284,693	$266,521	$251,392	$211,728	$186,430
Working capital	122,086	121,138	151,711	114,066	101,417
Noncurrent liabilities	5,801	3,470	3,136	2,757	2,088
Stockholders’ equity	$206,242	$215,334	$211,924	$182,065	$164,665

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of our financial condition and results of operations should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

Overview
($ in thousands, except retail sales data per square foot and earnings per share data)

          Despite the ongoing weakness in the economy, our consolidated net sales for the year ended December 31, 2008 increased 6% over the prior year. Consolidated net sales for 2008 were $457,046 as compared to $431,050 in 2007. Our gross margin increased in the year ended December 31, 2008 to 41%, 100 basis points greater than the 40% achieved last year. Net income decreased to $27,976 in 2008 from $35,690 in 2007. Diluted EPS for the current year was $1.51 per share on 18,519,000 diluted weighted average shares outstanding compared to $1.68 per share on 21,292,000 diluted weighted average shares outstanding last year.

          On March 24, 2008, our then Chief Executive Officer and Chairman of the Board of Directors resigned his position. For the purposes of determining any payments to which the former CEO was entitled following his resignation, it was mutually agreed to treat the resignation as a termination without Cause, as defined in his employment agreement. Upon a termination without Cause, the agreement required us to pay $4,000, which was included in operating expenses in the first quarter of 2008. In addition, 42,500 shares of restricted stock that were due to vest in varying amounts over the next four years, vested on the date of termination as per his agreement. Accordingly, the balance of unamortized stock-based compensation related to his restricted stock of $921 was included as a one-time charge in operating expenses during the year ended December 31, 2008. The total charges related to this resignation of $4,921 ($3,002 net of taxes) reduced fully diluted earnings per share by $0.16 in the year ended December 31, 2008.

          On March 24, 2008, Edward Rosenfeld was appointed by the Board of Directors as the Company’s Chief Executive Officer and, on August 8, 2008 he was appointed Chairman of the Board. Prior to assuming the CEO position, Mr. Rosenfeld was the Executive Vice President of Strategic Planning and Finance since joining the Company in May 2005. Mr. Rosenfeld was also serving as a member of the Board of Directors since February 2008.

          We continued to expand our brand portfolio by entering into three new license agreements during the third quarter. These new licenses, which include Fabulosity, l.e.i and Elizabeth and James, have positioned us to market merchandise across a broader retail spectrum. Fabulosity, which we began shipping in the latter part of December, contributed $1,166 in net sales in 2008.

          In our Retail segment, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout 2008 and 2007) were unchanged from last year. As of December 31, 2008, we had 97 stores in operation, compared to 101 stores last year. During the year ended December 31, 2008, sales per square foot declined to $628 compared to sales per square foot of $655 achieved in 2007.

          Our annualized inventory turnover in 2008 was unchanged from 2007 at 8.1 times. Our accounts receivable average collection days improved to 47 days in 2008 compared to 48 days last year.

          In November of 2008, GMAC announced that it did not have enough capital to qualify to become a bank holding company and thereby qualify to access certain government funding sources. GMAC stated that failure to become a bank holding company would have a near-term material adverse effect on its business and its financial position. In light of these statements and the worsening financial climate, we were concerned about GMAC’s ability to maintain our cash flow, and if needed, to fund advances. In addition, we were concerned that in a GMAC bankruptcy proceeding, our accounts receivable sold to GMAC under the factoring agreement in effect prior to January 1, 2009 might be deemed an asset of GMAC’s and thus the future cash collections on same would not be available to us. To hedge against these concerns, in November of 2008, we borrowed the maximum amount allowed by the terms of the agreement, which had the effect of mitigating, to the extent of the borrowings, the possible financial effect of any GMAC bankruptcy filing. As of December 31, 2008, we had advances payable due to GMAC of $30,168 against gross factored receivables of $44,082. The interest rate on the advances, which has changed from time to time by amendments to the agreement and which is currently a variable rate based on the 30-day London Interbank Offered Rate (LIBOR), averaged 4.2% in 2008. We had no advances payable due to GMAC as of December 31, 2007. On January 2, 2009, GMAC announced that it had qualified as a bank holding company and that it received $5 billion from the U.S. Department of Treasury under the Troubled Asset Relief Program. Effective January 1, 2009, the factoring agreement was amended so that we retained title to our factored accounts receivable, which would keep our outstanding receivables from being the property of GMAC subject to administration in a future GMAC bankruptcy proceeding, if any. Subsequent to the year end, we began reducing the loan balance with the proceeds from the collections of factored accounts receivable, and as of February 17, 2009, the loan was completely paid off.

          On March 25, 2008, we completed a tender offer to purchase 2,600,000 shares of our common stock for treasury at a total cost of $44,200 or $17.00 per share. As of December 31, 2008, including the proceeds from the advances payable to GMAC of $30,168, we had $124,812 in cash, cash equivalents and marketable securities, and total stockholders’ equity of $206,242. Working capital increased to $122,086 as of December 31, 2008, compared to $121,138 on December 31, 2007, primarily due to the net income for the year that was partially offset by the funds used to complete the aforementioned tender offer.

          The following tables set forth information on operations for the periods indicated:

			Years Ended December 31 ($ in thousands)

	2008		2007		2006

CONSOLIDATED:

Net sales	$457,046	100%	$431,050	100%	$475,163	100%
Cost of sales	270,222	59	257,646	60	276,734	58
Gross profit	186,824	41	173,404	40	198,429	42
Other operating income – net of expenses	14,294	3	18,351	4	14,246	3
Operating expenses	156,212	34	138,841	32	134,377	28
Income from operations	44,906	10	52,914	12	78,298	16
Interest and other income – net	1,400	—	3,222	1	2,636	1
Income before income taxes	46,306	10	56,136	13	80,934	17
Net income	27,976	6	35,690	8	46,250	10

By Segment:

WHOLESALE DIVISION:

Net sales	$331,407	100%	$310,405	100%	$347,509	100%
Cost of sales	215,026	65	205,584	66	218,014	63
Gross profit	116,381	35	104,821	34	129,495	37
Other operating income	2,727	1	3,677	1	2,925	1
Operating expenses	81,593	25	73,362	24	75,328	22
Income from operations	37,515	11	35,136	11	57,092	16

RETAIL DIVISION:

Net sales	$125,639	100%	$120,645	100%	$127,654	100%
Cost of sales	55,196	44	52,062	43	58,720	46
Gross profit	70,443	56	68,583	57	68,934	54
Operating expenses	74,619	59	65,479	54	59,049	46
Income (loss) from operations	(4,176)	(3)	3,104	3	9,885	8
Number of stores	97		101		96

FIRST COST DIVISION:

Other commission income - net of expenses	$11,567	100%	$14,674	100%	$11,321	100%

RESULTS OF OPERATIONS
($ in thousands)

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Consolidated:

Total net sales for the year ended December 31, 2008 increased by 6% to $457,046 from $431,050 for the comparable period of 2007. A net sales increase of 7% generated by the Wholesale segment was complemented by a 4% increase in net sales generated by the Retail segment. Overall gross profit margin increased to 41% for the year ended December 31, 2008 from 40% for the prior year. An increase in the Wholesale gross profit margin to 35% in 2008 compared to 34% in 2007 was partially offset by a decrease in the Retail gross profit margin to 56% in 2008 from 57% in the same period last year. Operating expenses increased in 2008 to $156,212, or 34% of net sales, from $138,841, or 32% of net sales, in 2007. $4,921 of this increase is due to the charges related to the resignation of our former Chief Executive Officer and Chairman of the Board in March of this year. Additional expenses associated with our Compo internet business acquired in the second quarter of last year and our new Steve Madden’s Fix Division, which began shipping product in the fourth quarter of last year, also contributed to the increase in operating expenses. The additional stores in operation during the first half of this year (which ranged from a net of five additional stores on January 1, 2008 to a net of two additional stores on June 30, 2008) resulted in an increase in payroll, rent and depreciation expenses. Finally, we recorded $1,325 of charges related to the closing of two stores prior to the end of their prospective lease terms, net of anticipated revenues from sub-letting. Commission and licensing fee income decreased to $14,294 for the year ended December 31, 2008, compared to $18,351 for the prior year. The decrease was due to the decision of several of our private label customers to scale back their orders in response to the soft retail environment. Including the one-time charge of $4,921 related to the resignation of the CEO, operating income for the year ended December 31, 2008 was $44,906 compared to $52,914 in the same period of last year. Including the above-mentioned one-time charge of $4,921 ($3,002 net of tax effect) related to the resignation of our CEO, net income for 2008 was $27,976, compared to $35,690 in 2007. The decrease in net income was primarily due to the decrease in commission and licensing fee income and the increase in operating expenses.

Wholesale Segment:

Net sales generated by the Wholesale segment was $331,407, or 73%, and $310,405, or 72%, of our total net sales for the years ended December 31, 2008 and 2007, respectively. The increase in sales was primarily driven by a significant sales growth in two of our wholesale divisions. In the Madden Girl Division, a 66% increase in net sales was the result of a deeper market penetration and a strong product performance at retail. A 23% increase in net sales in the Accessories Division was due to the strong performance of Betsey Johnson handbags and net sales increases in Steve Madden and Steven handbags. In addition, strong boot sales during the second half of 2008 combined with a decrease in allowances helped our Steven and Steve Madden Womens Divisions achieve a 15% and 6% increase in net sales, respectively. Finally, our two new divisions, Madden Fix, which began shipping product during the fourth quarter of 2007, and Fabulosity, contributed incremental net sales of $3,171 and $1,166, respectively, during the year ended December 31, 2008. These net sales increases were partially offset by net sales decreases in the Mens and Stevies Divisions. These net sales decreases are primarily the result of the challenging economic environment. During the second half of 2008, we began to migrate the Candie’s Division to our commission based First Cost segment, which caused sales to decrease in the Candie’s Division.

Gross profit margin increased to 35% in the year ended December 31, 2008 from 34% in the prior year, primarily due to a significant decrease in markdown allowances in the Candie’s and Steven Divisions. Our accessories and Steve Madden Womens Divisions also experienced a decrease in markdown activity reflective of their strong sales performance and inventory management during the year. Operating expenses increased in 2008 to $81,593 compared to $73,362 in the prior year. The increase is primarily due to the $4,921 of charges related to the resignation of our former Chief Executive Officer and Chairman of the Board in March of this year. An increase in variable selling and selling related expenses reflective of the increase in sales also contributed to the increase in operating expenses. Income from operations for the Wholesale segment increased to $37,515 for the year ended December 31, 2008, compared to $35,136 for the year ended December 31, 2007.

Retail Segment:

Net Sales generated by the Retail segment accounted for $125,639, or 27%, and $120,645, or 28%, of total Company net sales for the years ended December 31, 2008 and 2007, respectively. We opened three new stores and closed seven under-performing stores during the year ended December 31, 2008. As a result, we had 97 retail stores as of December 31, 2008, compared to 101 stores as of December 31, 2007. The 97 stores currently in operation include 92 under the Steve Madden brand, four under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open for all of 2008 and 2007) for the year ended December 31, 2008 were flat when compared to last year. The gross margin in the Retail segment decreased to 56% in 2008 from 57% in 2007 primarily due to an increase in promotional activity reflective of the challenging economic environment. During the year ended December 31, 2008, operating expenses increased to $74,619 from $65,479 in the same period of last year. Several factors contributed to the increase of operating expenses during 2008. The additional stores in operation during the first half of this year (which ranged from a net of five additional stores on January 1, 2008 to a net of two additional stores on June 30, 2008) resulted in an increase in payroll, rent and depreciation expenses. In addition, a non-cash write-off of unamortized assets associated with the closing of seven stores added to the increase in operating expenses. Finally, we recorded $1,325 in charges related to the closing of two stores prior to the end of their prospective lease terms, net of anticipated revenues from sub-letting. Loss from operations for the Retail segment was $(4,176) in 2008 compared to income from operations of $3,104 for 2007.

First Cost Segment:

The First Cost segment generated income from operations of $11,567 for the year ended December 31, 2008, compared to $14,674 for the year ended December 31, 2007. The decrease was due to the decision of several of our private label customers to scale back their orders in response to the soft retail environment. The decrease was partially offset by an increase in our international business.

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Consolidated:

Total net sales for the year ended December 31, 2007 decreased by 9% to $431,050 from $475,163 for the comparable period of 2006. Net sales generated by the Retail segment decreased by 5% while net sales generated by the Wholesale segment decreased by 11%. Overall gross profit margin decreased to 40% for the year ended December 31, 2007 from 42% for the prior year. A decrease in the Wholesale gross profit margin to 34% in 2007 compared to 37% in the same period in the prior year was partially offset by an increase in the Retail gross profit margin to 57% in 2007 from 54% in the same period last year. Operating expenses increased in 2007 to $138,841, or 32% of net sales, from $134,377, or 28% of net sales, in 2006, primarily due to the incremental costs associated with the new retail stores opened this year. Commission and licensing fee income was $18,351 for the year ended December 31, 2007 compared to $14,246 for the prior year. Including a one-time charge of $1,208 related to the provision for prior years’ custom duties, operating income for the year ended December 31, 2007 was $52,914, compared to $78,298 in the prior year. Our effective tax rate decreased to 36.4% in 2007 compared to 42.9% in the prior year due to a reduction in the effective tax rate and a one-time tax benefit related to prior periods, connected to our election to file combined tax returns for both New York State and New York City and certain recent changes in tax law. Including the above-mentioned one-time tax benefit of $2,498 and the one-time charge of $1,208 ($737 net of tax effect) related to prior years’ custom duties, net income for the year ended December 31, 2007 was $33,929, compared to $46,250 in 2006. The decrease in income was primarily due to the decrease in net sales and gross profit margins.

Wholesale Segment:

Net sales generated by the Wholesale segment was $310,405, or 72%, and $347,509, or 73%, of our total net sales for the years ended December 31, 2007 and 2006, respectively. The decrease in sales was driven primarily by declines in four of our wholesale brands. In the Steve Madden Womens Division and the Steven Division, the decrease in sales was due primarily to an absence of fashion trends in the marketplace and the lack of big items that would drive significant sales volume. In the Steve Madden Mens Division, the continued weakness in the sport casual business resulted in disappointing net sales. Net sales in the Candie’s Division decreased due to a significant increase in markdown allowances to Kohl’s. In addition, net sales for the year ended December 31, 2006 included approximately $15,251 in net sales from Rule, l.e.i. and Jump, three brands that were discontinued late in 2006. These decreases were partially offset by the double-digit net sales increases achieved in both the Madden Girl and the Stevies Divisions and a 6% net sales increase in our accessories division.

Gross profit margin decreased to 34% in the year ended December 31, 2007 from 37% in the prior year, due primarily to a significant increase in markdown allowances in the Candie’s and Steven Divisions. Our remaining wholesale divisions also experienced increases in markdown activities as well as an increase in promotional selling reflective of the difficult retail environment in 2007. Operating expenses decreased in 2007 to $73,362 compared to $75,328 in the prior year due to a decrease in variable selling expenses that were partially offset by an increase in non-cash stock based compensation. Income from operations for the Wholesale segment decreased to $35,136 for the year ended December 31, 2007 compared to $57,092 for the year ended December 31, 2006.

Retail Segment:

Net Sales generated by the Retail segment accounted for $120,645, or 28%, and $127,654, or 27%, of total Company net sales for the years ended December 31, 2007 and 2006, respectively. We opened seven new stores and closed two under-performing stores during the year ended December 31, 2007. As a result, we had 101 retail stores as of December 31, 2007 compared to 96 stores as of December 31, 2006. The 101 stores currently in operation include 94 under the Steve Madden brand, six under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open for all of 2007 and 2006) decreased 8% for the year ended December 31, 2007 due primarily to the lack of any significant fashion trends and the softening retail environment in the second half of the year. We have pursued a number of initiatives to enhance gross margins such as reducing freight costs, closeouts, store-to-store transfers and inventory shrinkage combined with better inventory controls. As a result, the gross margin in the Retail segment has increased to 57% for the year ended December 31, 2007 from 54% in the comparable period of 2006. Income from operations for the Retail Division was $3,104 for the current year compared to $9,885 for the same period of 2006.

First Cost Segment:

The First Cost segment generated net commission income and design fees of $14,674 for the year ended December 31, 2007, compared to $11,321 for the comparable period of 2006. The increase was the result of the continued growth in our private label business as well as the recent expansion of our international business.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

Working capital was $122,086 on December 31, 2008 compared to $121,138 at December 31, 2007. The contribution of net income for the year was offset by the funds used to complete the tender offer.

Under the terms of our factoring agreement with GMAC, as amended, we can request advances from the factor of up to 85% against our receivables factored with GMAC. This agreement, which has no specific expiration date and can be terminated by us effective on or after June 30, 2009 with 60 days written notice, provides us with a $50 million credit facility with a $25 million sub-limit on the aggregate face amount of Letters of Credit with some other stipulations. The agreement can be terminated by GMAC upon the occurrence, and in certain instances continuance after notice, of certain specified defaults.

          In November of 2008, GMAC announced that it did not have enough capital to qualify to become a bank holding company and thereby qualify to access certain government funding sources. GMAC stated that failure to become a bank holding company would have a near-term material adverse effect on its business and its financial position. In light of these statements and the worsening financial climate, we were concerned about GMAC’s ability to maintain our cash flow, and if needed, to fund advances. In addition, we were concerned that in a GMAC bankruptcy proceeding, our accounts receivable sold to GMAC under the factoring agreement in effect prior to January 1, 2009, might be deemed an asset of GMAC’s and thus the future cash collections on same would not be available to us. To hedge against these concerns, in November of 2008, we borrowed the maximum amount allowed by the terms of the agreement, which had the effect of mitigating, to the extent of the borrowings, the possible financial effect of any GMAC bankruptcy filing. As of December 31, 2008, we had advances payable due to GMAC of $30,168 against gross factored receivables of $44,082. The interest rate on the advances, which has changed from time to time by amendments to the agreement and which is currently a variable rate based on the 30-day London Interbank Offered Rate (LIBOR), averaged 4.2% in 2008. We had no advances payable due to GMAC as of December 31, 2007. On January 2, 2009, GMAC announced that it had qualified as a bank holding company and that it received $5 billion from the U.S. Department of Treasury under the Troubled Asset Relief Program. Effective January 1, 2009, the factoring agreement was amended so that we retained title to our factored accounts receivable, which would keep our outstanding receivables from being the property of GMAC subject to administration in a future GMAC bankruptcy proceeding, if any. Subsequent to the year end, we began reducing the loan balance with the proceeds from the collections of factored accounts receivable, and as of February 17, 2009, the loan was completely paid off.

As of December 31, 2008, we held marketable securities valued at $35,224, consisting primarily of corporate and municipal bonds, U.S. Treasury notes, certificates of deposit and equities.

At December 31, 2007, we held $37,325 in auction rate securities. The contractual maturities of the investments underlying the auction rate securities mature at various dates through 2046, however, all of our auction rate securities, or ARSs, had a reset period of 28 days. Subsequent to December 31, 2007, we reduced the amount of our ARSs via successful auctions to $16,300, however, in February of 2008, the liquidity in the ARS market evaporated causing the ARSs to fail at auction, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Accordingly, $16,300 of the auction rate securities were classified as long term as of December 31, 2007. During the months of June through December, we were able to liquidate our entire portfolio of ARSs at full face value, and as a result, we do not have any ARSs as of December 31, 2008. We did not incur any losses with respect to our investments in ARSs and thus the unrealized loss of $230 provided for in the first quarter of this year was reversed in the second quarter of the year.

Management believes that, based upon our current financial position and available cash, cash equivalents and marketable securities, as augmented by cash flow from operations in 2009, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the year ended December 31, 2008, net cash provided by operating activities was $41,779. The primary sources of cash were net income of $27,976, a decrease in prepaid expenses, prepaid taxes, deposits and other assets of $3,887, a decrease in accounts receivable of $3,221, a decrease in due from factors of $2,216 and an increase of accrued incentive compensation. The primary uses of cash were a decrease in accounts payable and accrued expenses of $9,941 and an increase in inventory of $4,400.

INVESTING ACTIVITIES
($ in thousands)

During the year ended December 31, 2008, we invested $31,005 in marketable securities and received $74,844 from the maturities and sales of securities. We also invested $4,923 in additional acquisition costs for Daniel Friedman. Additionally, we made capital expenditures of $8,314, principally for the three new stores opened during the year, the remodeling of seven existing stores, for upgrades to our computer systems and for leasehold improvements to corporate office space.

FINANCING ACTIVITIES
($ in thousands)

During the year ended December 31, 2008, we received $30,168 in advances from our factor. We completed a Tender Offer to purchase 2,600,000 shares of our common stock for treasury at a total cost of $44,200 or $17.00 per share. We also received $2,051 in cash and incurred a tax cost of $258 in connection with the exercise of stock options.

CONTRACTUAL OBLIGATIONS
($ in thousands)

Our contractual obligations as of December 31, 2008 were as follows:

		Payment due by period
Contractual Obligations	Total	2009	2010-2011	2012-2013	2014 and after

Operating lease obligations	$126,182	$17,776	$34,421	$30,072	$43,913
Advances payable - factor	30,168	30,168	0	0	0
Purchase obligations	41,211	41,211	0	0	0
Other long-term liabilities (future minimum royalty payments)	5,660	1,362	4,135	163	0

Total	$203,221	$90,517	$38,556	$30,235	$43,913

At December 31, 2008, we had un-negotiated open letters of credit for the purchase of inventory of approximately $2,445.

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

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,420 in 2009 and $940 in 2010. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options. Our Chief Operating Officer is entitled to deferred compensation calculated as a percentage of his base salary.

Virtually all of our products are produced at overseas locations, the majority of which are located in China, with a small percentage located in Mexico, Brazil, Italy, Spain and India. We have not entered into any long-term manufacturing or supply contracts with any of these foreign companies. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 99% of our purchases in U.S. dollars.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our Consolidated Financial Statements: allowance for bad debts, returns and customer chargebacks; inventory reserves; valuation of intangible assets; litigation reserves and cost of sales.

Allowances for bad debts, returns and customer chargebacks. We provide reserves against our trade accounts receivables for future customer chargebacks, co-op advertising allowances, discounts, returns and other miscellaneous deductions that relate to the current period. The reserve against our non-factored trade receivables also includes estimated losses that may result from customers’ inability to pay. The amount of the reserve for bad debts, returns, discounts and compliance chargebacks are determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. We evaluate anticipated chargebacks by reviewing several performance indicators for our major customers. These performance indicators (which include inventory levels at the retail floors, sell-through rates and gross margin levels) are analyzed by key account executives and the Vice President of Wholesale Sales to estimate the amount of the anticipated customer allowance. Failure to correctly estimate the amount of the reserve could materially impact our results of operations and financial position.

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

Valuation of intangible assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, which was adopted by us on January 1, 2002, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets”. In accordance with SFAS No. 144, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Cost of sales. All costs incurred to bring finished products to our distribution center and, in the Retail segment, the costs to bring products to our stores, are included in the cost of sales line on the Consolidated Statement of Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, customs duties, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale segment and freight to customers, if any, are included in the operating expenses line item of our Consolidated Statements of Income. Our gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as we do and include them in operating expenses.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates primarily based on the prime rate and LIBOR. An analysis of our credit agreement with GMAC can be found in Note C, “Due From Factors” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

As of December 31, 2008, we held marketable securities valued at $35,224, which consist primarily of corporate and municipal bonds, U.S. treasury notes, certificates of deposit, as well as marketable equity securities. These securities are subject to interest rate risk and will decrease in value if interest rates increase. We currently have the ability to hold these securities until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

At December 31, 2007, we held $37,325 in auction rate securities. The contractual maturities of the investments underlying the auction rate securities matured at various dates through 2046, however, all of our auction rate securities, or ARSs, had a reset period of 28 days. Subsequent to December 31, 2007, we reduced the amount of our ARSs via successful auctions to $16,300, however, in February of 2008, the liquidity in the ARS market evaporated causing the ARSs to fail at auction, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Accordingly, $16,300 of the auction rate securities were classified as long term as of December 31, 2007. The lack of liquidity in the ARS market continued during the first quarter of 2008, and as a result, we recorded an unrealized loss in other comprehensive loss on our ARSs of $230 as of March 31, 2008. Beginning in June of 2008, a market developed for certain ARSs based on the quality and the collateral of the underlying securities. During the months of June through December, we were able to liquidate our entire portfolio of ARSs at full face value, and as a result, we do not have any ARSs as of December 31, 2008. We did not incur any losses with respect to our investments in ARSs and thus the unrealized loss of $230 provided for in the first quarter of this year was reversed in the second quarter of the year.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Steven Madden, Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness as of the end of our fiscal year ended December 31, 2008, of our internal control over financial reporting based on the framework and criteria established in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

The independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting.

Attestation Report of our Independent Registered Public Accounting Firm

Our Independent Registered Public Accounting Firm, Eisner LLP, has audited and issued a report on our internal control over financial reporting. The report of Eisner LLP appears below.

To the Board of Directors and Stockholders
Steven Madden, Ltd.

We have audited Steven Madden, Ltd. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Steven Madden, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steven Madden, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 10, 2009 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”, effective January 1, 2007.

/s/  Eisner LLP

New York, New York
March 10, 2009

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2008, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item will be set forth in our proxy statement for the 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth in our proxy statement for the 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this item will be set forth in our proxy statement for the 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item will be set forth in our proxy statement for the 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished pursuant to this item will be set forth in our proxy statement for the 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
The following consolidated financial statements of Steven Madden, Ltd. and subsidiaries are included in Item 8:

(b) Exhibits.

3.01

Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 1998, File Number 000-23702, Film Number 98757800).

3.02

Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2008).

4.01

Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.01 to Steven Madden, Ltd.’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 29, 1993 (File No. 033-67162)).

4.02

Rights Agreement between Steven Madden, Ltd. and American Stock Transfer and Trust Company, Ltd. (incorporated by reference to Exhibit 4.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2001).

10.01

Third Amended Employment Agreement between Steven Madden, Ltd. and Steven Madden (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2005).#

10.02

Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.07 to Steven Madden, Ltd.’s Annual Report on Form 10-K for its fiscal year ending December 31, 2000, File Number 000-23702, Film Number 1588220).#

10.03

Amendment No. 1 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 99.4 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 2001, File Number 000-23702, Film Number 1713851).#

10.04

Amendment No. 2 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.16 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for its fiscal quarter ending September 30, 2002, File Number 000-23702, Film Number 02825492).#

10.05

Amendment No. 3 to Employment Agreement of Arvind Dharia (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006).#

10.06

Employment Agreement between Steven Madden, Ltd. and Awadhesh Sinha, dated as of June 15, 2005 (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2005).#

10.07

Amendment No. 1 to Employment Agreement between Steven Madden, Ltd. and Awadhesh Sinha, dated as of November 6, 2007 (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007).#

10.08

Amendment No. 2 to Employment Agreement between Steven Madden, Ltd. and Awadhesh Sinha, effective as of October 1, 2008 (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2008).#

10.09

Stock Purchase Agreement, dated as of February 7, 2006, by and between Steven Madden, Ltd. and the sole shareholder of Daniel M. Friedman & Associates, Inc. and DMF International, Ltd. (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2006).

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

10.12

Earn-Out Agreement, dated as of May 16, 2007, by and among Steven Madden, Ltd. and the members of Compo Enhancements, LLC (incorporated by reference to Exhibit 10.2 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2007).

10.13

Employment Agreement with Robert Schmertz, dated March 9, 2007 (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2007).#

10.14

Employment Agreement, dated as of May 16, 2007, by and between Steven Madden, Ltd. and Jeffrey Silverman (incorporated by reference to Exhibit 10.3 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2007).#

10.15

Amendment to Employment Agreement, dated as of December 21, 2007, by and between Steven Madden, Ltd. and Jeffrey Silverman (incorporated by reference to Exhibit 10.3 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).#

10.16

Settlement and Release Agreement, dated as of December 21, 2007, by and between Steven Madden, Ltd. and Jeffrey Silverman (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).

10.17

Termination Agreement, dated as of April 11, 2008, by and between Steven Madden, Ltd. and Jeffrey Silverman (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2008).

10.18

Settlement and Release Agreement, dated as of December 21, 2007, by and between Steven Madden, Ltd. and James Randel (incorporated by reference to Exhibit 10.2 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).

10.19

1996 Stock Plan, approved and adopted on March 6, 1996 (incorporated by reference to Exhibit 10.27 to Steven Madden, Ltd.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 3, 1997).#

10.20

The 1997 Stock Plan, approved and adopted on May 10, 1997 (incorporated by reference to Exhibit 10.28 to Steven Madden, Ltd.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 3, 1997).#

10.21

The 1998 Stock Plan, approved and adopted on January 16, 1998 (incorporated by reference to Exhibit 10.2 to Steven Madden, Ltd.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 28, 1998).#

10.22

The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to Exhibit 10.A to Steven Madden, Ltd.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 26, 2004).#

10.23

2006 Stock Incentive Plan approved and adopted on May 26, 2006 (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2006).#

10.24

Secured Promissory Note dated June 25, 2007, of Steven Madden to Steven Madden, Ltd. (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.25

Amended and Restated Secured Promissory Note dated December 19, 2007, of Steven Madden to Steven Madden, Ltd. (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2008).

10.26

Form of Non-Qualified Stock Option Agreement (Chief Executive Officer) under Steven Madden, Ltd.’s 2006 Stock Incentive Plan, as amended (the “Plan”), as adopted October 30, 2007 (incorporated by reference to Exhibit 10.2 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.27

Form of Non-Qualified Stock Option Agreement (Employee without Employment Agreement) under the Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.3 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.28

Form of Non-Qualified Stock Option Agreement (Employee with Employment Agreement) under the Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.4 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.29

Form of Restricted Stock Agreement (Chief Executive Officer) under the Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.5 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.30

Form of Restricted Stock Agreement (Employee without Employment Agreement) under the Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.6 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.31

Form of Restricted Stock Agreement (Employee with Employment Agreement) under the Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.7 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.32

Form of Restricted Stock Agreement under the Plan used for grants made to non- employee directors from March 2006 through May 2007, with a schedule setting forth the name of each of the recipients, the date of the grant and the number of shares (incorporated by reference to Exhibit 10.8 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.33

Restricted Stock Agreement dated March 24, 2006, between Jamieson A. Karson and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.9 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.34

Restricted Stock Agreement dated March 27, 2007, between Jamieson A. Karson and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.10 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.35

Amendments to Restricted Stock Agreements, dated as of March 23, 2007, between Jamieson A. Karson and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.11 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.36

Restricted Stock Agreement dated March 24, 2006, between Steven H. Madden and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.12 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.37

Restricted Stock Agreement dated June 9, 2006, between Steven H. Madden and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.13 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.38

Restricted Stock Agreement dated March 24, 2006, between Arvind Dharia and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.14 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.39

Restricted Stock Agreement dated March 20, 2006, between Amelia Newton Varela and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.15 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.40

Restricted Stock Agreement dated March 20, 2006, between Robert Schmertz and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.16 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.41

Restricted Stock Agreement dated March 6, 2007, between Arvind Dharia and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.17 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.42

Restricted Stock Agreement dated March 9, 2007, between Robert Schmertz and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.18 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.43

Restricted Stock Agreement dated April 25, 2007, between Awadhesh Sinha and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.19 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.44

Non-Qualified Stock Option Agreement dated May 16, 2007, between Jeffrey Silverman and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.20 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.45

Non-Qualified Stock Option Agreement dated May 16, 2007, between Jeffrey Silverman and Steven Madden, Ltd. (incorporated by reference to Exhibit 10.21 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).#

10.46

Employment Agreement between Steven Madden, Ltd. and Amelia Newton Varela, effective as of April 29, 2008 (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008). #

10.47

Employment Agreement between Steven Madden, Ltd. and Edward Rosenfeld (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008).#

10.48

Letter Agreement between Steven Madden, Ltd. and Walter Yetnikoff (incorporated by reference to Exhibit 10.2 to Steven Madden, Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2008).

21.01	Subsidiaries of Registrant. †

23.01	Consent of Eisner LLP†

31.01	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(b) of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steven Madden, Ltd.

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note K to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steven Madden, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Eisner LLP

New York, New York
March 10, 2009

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$89,588	$29,446
Accounts receivable - net of allowances of $1,530 and $1,967	5,567	8,351
Due from factors - net of allowances of $9,771 and $13,479	34,311	32,819
Note receivable – related party	3,370	—
Inventories - net	31,597	27,197
Marketable securities - available for sale	14,609	51,028
Prepaid expenses and other current assets	5,645	5,840
Prepaid taxes	2,069	4,819
Deferred taxes	7,980	9,355

Total current assets	194,736	168,855

Note receivable – related party	—	3,126
Property and equipment, net	28,209	28,653
Deferred taxes	7,112	7,232
Deposits and other	2,260	3,202
Marketable securities - available for sale	20,615	29,383
Goodwill - net	23,574	15,922
Intangibles - net	8,187	10,148

Total assets	$284,693	$266,521

LIABILITIES
Current liabilities:
Advances payable - factor	$30,168	$—
Accounts payable	18,018	24,827
Accrued expenses	16,595	16,757
Accrued incentive compensation	7,869	6,133

Total current liabilities	72,650	47,717

Deferred rent	4,773	3,470
Other liabilities	1,028	—

Total liabilities	78,451	51,187

Commitments, contingencies and other – (notes J & L)

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock - $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 90,000 shares authorized, 26,135 and 25,780 shares issued, 17,873 and 20,118 shares outstanding at December 31, 2008 and 2007, respectively	3	3
Additional paid-in capital	137,362	129,913
Retained earnings	197,257	169,263
Other comprehensive loss:
Unrealized loss on marketable securities (net of taxes)	(396)	(61)
Treasury stock – 8,262 and 5,662 shares at cost at December 31, 2008 and 2007, respectively	(127,984)	(83,784)

Total stockholders’ equity	206,242	215,334

Total liabilities and stockholders’ equity	$284,693	$266,521

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended December 31,

	2008	2007	2006

Net sales:
Wholesale	$331,407	$310,405	$347,509
Retail	125,639	120,645	127,654

	457,046	431,050	475,163

Cost of sales:
Wholesale	215,026	205,584	218,014
Retail	55,196	52,062	58,720

	270,222	257,646	276,734

Gross profit:
Wholesale	116,381	104,821	129,495
Retail	70,443	68,583	68,934

	186,824	173,404	198,429
Commission and licensing fee income – net	14,294	18,351	14,246
Operating expenses	(156,212)	(138,841)	(134,377)

Income before other income (expenses) and provision for income taxes	44,906	52,914	78,298

Other income (expenses):
Interest income	2,620	3,876	3,703
Interest expense	(207)	(65)	(100)
Loss on sale of marketable securities	(1,013)	(589)	(967)

Income before provision for income taxes	46,306	56,136	80,934
Provision for income taxes	18,330	20,446	34,684

Net income	$27,976	$35,690	$46,250

Basic income per share	$1.53	$1.73	$2.21

Diluted income per share	$1.51	$1.68	$2.09

Basic weighted average shares of common stock outstanding	18,325	20,647	20,906
Effect of dilutive securities – options and restricted stock	194	645	1,195

Diluted weighted average shares of common stock outstanding	18,519	21,292	22,101

Dividends paid per share of common stock	$0.00	$0.00	$1.00

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common Stock
			Additional
	Shares	Amount	Paid-in Capital	Retained Earnings

Balance - December 31, 2005	24,225	$2	$99,950	$108,838
Exercise of stock options	551		6,837
Tax benefit from exercise of options			3,611
Issuance of fully vested restricted stock	30
Stock-based compensation			2,294
Unrealized holding gain on marketable securities (net of taxes of $476)
Net income				46,250
Comprehensive income
Cash dividend paid				(21,527)
Common stock purchased for treasury

Balance - December 31, 2006	24,806	2	112,692	133,561
Exercise of stock options	863	1	5,607
Tax benefit from exercise of options			7,180
Issuance of fully vested restricted stock	111
Stock-based compensation			4,434
Unrealized holding gain on marketable securities (net of taxes of $426)
Net income				35,690
Comprehensive income
Forfeiture of accrued dividends				12
Common stock purchased for treasury

Balance - December 31, 2007	25,780	3	129,913	169,263
Exercise of stock options	171		2,051
Tax expense from stock based compensation			(258)
Issuance of fully vested restricted stock	184
Stock-based compensation			5,656
Unrealized holding loss on marketable securities (net of tax benefits of $253)
Net income				27,976
Comprehensive income
Forfeiture of accrued dividends				18
Common stock purchased for treasury

Balance - December 31, 2008	26,135	$3	$137,362	$197,257

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(in thousands)

	Accumulated Other	Treasury Stock		Total
	Comprehensive			Stockholders’	Comprehensive
	Gain (Loss)	Shares	Amount	Equity	Income

Balance - December 31, 2005	$(1,299)	3,351	$(25,426)	$182,065
Exercise of stock options				6,837
Tax benefit from exercise of options				3,611
Issuance of fully vested restricted stock
Stock-based compensation				2,294
Unrealized holding gain on marketable securities (net of taxes of $476)	658			658	658
Net income				46,250	46,250

Comprehensive income					$46,908

Cash dividend paid ($421 of which is payable to holders of restricted stock pending the vesting of these shares)				(21,527)
Common stock purchased for treasury		349	(8,264)	(8,264)

Balance - December 31, 2006	(641)	3,700	(33,690)	211,924
Exercise of stock options				5,608
Tax benefit from exercise of options				7,180
Issuance of fully vested restricted stock
Stock-based compensation				4,434
Unrealized holding gain on marketable securities (net of taxes of $426)	580			580	580
Net income				35,690	35,690

Comprehensive income					$36,270

Forfeiture of accrued dividends				12
Common stock purchased for treasury		1,962	(50,094)	(50,094)

Balance - December 31, 2007	(61)	5,662	(83,784)	215,334
Exercise of stock options				2,051
Tax expense from exercise of options				(258)
Issuance of fully vested restricted stock
Stock-based compensation				5,656
Unrealized holding loss on marketable securities (net of tax benefits of $253)	(335)			(335)	(335)
Net income				27,976	27,976

Comprehensive income					$27,641

Forfeiture of accrued dividends				18
Common stock purchased for treasury		2,600	(44,200)	(44,200)

Balance - December 31, 2008	$(396)	8,262	$(127,984)	$206,242

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,

	2008	2007	2006

Cash flows from operating activities:
Net income	$27,976	$35,690	$46,250
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,656	4,434	2,294
Tax expense (benefits) from stock based compensation	258	(7,180)	(3,611)
Depreciation and amortization	9,101	8,435	6,705
Loss on disposal of fixed assets	1,619	760	1,857
Deferred taxes	1,495	(2,120)	(4,210)
Provision for doubtful accounts and chargebacks	(4,145)	2,938	3,048
Deferred rent expense and other non-current liabilities	2,331	334	379
Loss on sale of marketable securities	1,013	589	967
Changes in:
Accounts receivable	3,221	(1,992)	(2,275)
Due from factor – excluding advances	2,216	5,409	(10,136)
Notes receivable – related party	(244)	(3,126)	—
Inventories	(4,400)	6,463	635
Prepaid expenses, prepaid taxes, deposits and other assets	3,887	3,189	1,478
Accounts payable and accrued expenses	(9,941)	9,443	(6,136)
Accrued incentive compensation	1,736	(3,359)	6,163

Net cash provided by operating activities	41,779	59,907	43,408

Cash flows from investing activities:
Purchase of property and equipment	(8,314)	(12,965)	(9,511)
Purchases of marketable securities	(31,005)	(66,505)	(44,690)
Maturity/sale of marketable securities	74,844	76,192	21,434
Acquisitions, net of cash acquired *	(4,923)	(9,080)	(15,357)

Net cash used in investing activities	30,602	(12,358)	(48,124)

Cash flows from financing activities:
Advances from factor - net	30,168	—	—
Proceeds from exercise of stock options	2,051	5,607	6,837
Tax benefits from stock based compensation	(258)	7,180	3,611
Cash dividend paid	—	—	(21,106)
Common stock purchased for treasury	(44,200)	(50,094)	(8,264)

Net cash used in financing activities	(12,239)	(37,307)	(18,922)

Net increase (decrease) in cash and cash equivalents	60,142	10,242	(23,638)
Cash and cash equivalents - beginning of year	29,446	19,204	42,842

Cash and cash equivalents – end of year	$89,588	$29,446	$19,204

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$207	$65	$100
Income taxes	$23,306	$20,178	$33,886
Non-cash transactions
Dividend accrual (forfeitures) related to restricted stock	$(18)	$(16)	$421

* Amounts for 2008 include $3,903 which was accrued at December 31, 2007

See notes to financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Organization:

Steven Madden, Ltd., a Delaware corporation, designs, sources, markets and retails women’s, men’s and children’s shoes, for sale through its wholesale and retail channels under the Steve Madden, Steven and Madden Mens brand names and through its wholesale channels under the Stevies, Madden Girl, Candie’s (under license), l.e.i. (under license), Fabulosity (under license) and Elizabeth and James (under license) brand names. In addition, the Company designs, sources, markets and sells name brand and private label fashion handbags and accessories to customers located in the United States through its Daniel M. Friedman domestic and foreign Divisions. Revenue is generated predominately through the sale of the Company’s brand name merchandise and certain licensed products. At December 31, 2008 and 2007, the Company operated 97 and 101 retail stores (including its website as a store), respectively. Revenue is subject to seasonal fluctuations. See Note M for operating segment information.

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

Significant areas involving management estimates include allowances for bad debts, returns and customer chargebacks, and deferred tax asset valuation allowance. The Company provides reserves on trade accounts receivables and due from factors for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance related deductions that relate to the current period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by key account executives and the Vice President of Wholesale Sales to estimate the amount of the anticipated customer allowance.

[4]	Cash equivalents:

Cash equivalents at December 31, 2008 and 2007 amounted to approximately $78,639 and $10,765, respectively, and consisted of money market accounts. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

[5]	Marketable securities:

Marketable securities consist primarily of corporate and municipal bonds, U.S. treasury notes and certificates of deposit with maturities greater than three months and up to five years at the time of purchase, as well as marketable equity securities. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses net of any tax effect reported in stockholders’ equity as accumulated other comprehensive loss, and are held at financial institutions with the schedule of maturities at December 31, 2008 as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note A - Summary of Significant Accounting Policies (continued)

	Maturities as of December 31, 2008		Maturities as of December 31, 2007

	1 Year or Less	1 to 5 Years	1 Year or Less	1 to 5 Years

Municipal bonds	$6,635	$726	$12,227	$7,682
U.S. Government and federal agency bonds	4,997	—	3,240	—
Corporate bonds	491	19,889	3,475	5,401
Auction rate securities	—	—	21,025	16,300
Certificates of deposit	1,108	—	2,320	—

	13,231	20,615	42,287	29,383
Marketable equity securities	1,378	—	8,741	—

	$14,609	$20,615	$51,028	$29,383

At December 31, 2007, the Company held $37,325 in auction rate securities. The contractual maturities of the investments underlying the auction rate securities matured at various dates through 2046, however, all the Company’s auction rate securities, or ARSs, had a reset period of 28 days. Subsequent to December 31, 2007, the Company reduced the amount of its ARSs via successful auctions to $16,300, however, in February of 2008, the liquidity in the ARS market evaporated causing the ARSs to fail at auction, resulting in the Company continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Accordingly, $16,300 of the auction rate securities were classified as long term as of December 31, 2007. Beginning in June of 2008, a market developed for certain ARSs based on the quality and the collateral of the underlying securities. During the months of June through December of 2008, the Company was able to liquidate its entire portfolio of ARSs at full face value, and as a result, the Company did not hold any ARSs as of December 31, 2008. The Company did not incur any losses with respect to its investments in ARSs. See note A[20] for a discussion of fair value accounting.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note A - Summary of Significant Accounting Policies (continued)

[8]	Goodwill:

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized, rather they are tested for impairment on an annual basis or more often if events or circumstances change that could cause these assets to become impaired.

The Company completed its annual impairment tests on the goodwill relating to the Compo Enhancements and Daniel M. Friedman (see Note B) acquisitions in the second and third quarters of 2008, respectively. No impairments were recognized.

[9]	Net income per share:

Basic income per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase treasury stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For the year ended December 31, 2008, options exercisable into approximately 50,000 shares of common stock have been excluded in the calculation of diluted income per share as the result would have been antidilutive, whereas for the years ended December 31, 2007 and 2006, no options exercisable into shares of common stock have been excluded in the calculation of diluted income per share. For the years ended December 31, 2008, 2007 and 2006, all unvested restricted stock awards were dilutive.

[10]	Advertising costs:

The Company expenses costs of print, radio and billboard advertisements as of the first date the advertisements take place. Advertising expense included in operating expenses amounted to approximately $5,019 in 2008, $4,831 in 2007 and $7,187 in 2006.

[11]	Revenue recognition:

The Company recognizes revenue on wholesale sales when products are shipped pursuant to its standard terms which are freight on board (FOB) warehouse or when products are delivered to the consolidators as per the terms of the customers’ purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company’s commission revenue includes partial recovery of its design, product and development costs for the services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development cost recoveries are recognized as earned when title of the product transfers from the manufacturer to the customer and is reported on a net basis after deducting related operating expenses.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
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

[12]	Taxes collected from customers:

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

[13]	Sales deductions:

The Company supports retailers’ initiatives to maximize sales of the Company’s products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the financial statements as deductions to net sales. For the years ended December 31, 2008, 2007 and 2006 the total deductions to net sales for these expenses were $37,291, $43,691 and $35,267, respectively.

[14]	Cost of sales:

All costs incurred to bring finished products to the Company’s distribution center and, in the Retail segment, the costs to bring products to the Company’s stores, are included in the cost of sales line on the Consolidated Statement of Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale segment and freight to customers, if any, are included in the operating expenses line item of the Company’s Consolidated Statement of Income. The Company’s gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note A - Summary of Significant Accounting Policies (continued)

[15]	Warehouse and shipping costs:

The Company includes all warehouse and distribution costs for the Wholesale segment in the Operating Expenses line on the Consolidated Statements of Income. For the years ended December 31, 2008, 2007 and 2006, the total warehouse and distribution costs included in Operating Expenses were $9,229, $8,957 and $8,901 respectively. The Company’s standard terms of sales are “FOB Steve Madden warehouse” and thus the Company’s wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the Operating Expense line in the Consolidated Statements of Income.

[16]	Impairment of long-lived assets:

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

[17]	Exit or disposal activity costs:

The Company accounts for its exit and disposal costs in accordance with SFAS No. 146, “Accounting Associated with Exit of Disposal Activities” (“SFAS 146”). SFAS 146 requires the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property. As of December 31, 2008, the Company accrued approximately $1,325 in lease exit costs associated with two stores that were closed prior to the end of their prospective lease terms.

[18]	401(k) Plan:

The Company maintains a tax-qualified 401(k) plan which is available to each of the Company’s eligible employees who elect to participate after meeting certain length-of-service requirements. The Company made discretionary matching contributions of 50% in 2008 and 2007, and 25% in 2006, of employees’ contributions up to a maximum of 6% of employees’ compensation which vest to the employees over a period of time. Total matching contributions to the plan for 2008, 2007 and 2006 were approximately $570, $513 and $180, respectively.

[19]	Fair Value of Financial Instruments

The carrying value of certain financial instruments such as accounts receivable, due from factors, accounts payable and advances payable to factor approximate their fair values due to their short-term nature of their underlying terms. The fair values of the financial instruments and investments are determined by reference to market data and other valuation techniques, as appropriate. Fair value of the note receivable approximates its carrying value based on the value of collateral.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note A - Summary of Significant Accounting Policies (continued)

[20]	Accounting Standards Adopted In Fiscal 2008

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”. The FSP amended FASB Statement No. 157 to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008. The Statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

	•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

	•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

	•	Level 3: Significant unobservable inputs.

The Company’s financial assets subject to fair value measurements as of December 31, 2008 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy

	Fair value	Level 1	Level 2	Level 3

Cash and cash equivalents	$89,588	$89,588	—	—
Current marketable securities – available for sale	14,609	14,609	—	—
Long-term marketable securities – available for sale	20,615	20,615	—	—

Total	$124,812	$124,812	—	—

The reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Investments in Auction Rate Securities

Balance at January 1, 2008	$—
Transfers to level 3	16,300
Sales/redemptions	(16,300)
Unrealized losses recorded to other comprehensive income	—
Losses deemed to be other than temporary recorded in earnings	—
Transfers to level 1	—

Balance at December 31, 2008	$—

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note A - Summary of Significant Accounting Policies (continued)

As of December 31, 2008, the Company does not have any financial liabilities. No gains or losses resulting from the fair value measurement of financial assets were included in the Company’s earnings. The adoption of SFAS No. 157 has not impacted the Company’s results of operations and financial position.

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

[21]	Recently issued Accounting Standards

In December of 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for acquisitions in fiscal years beginning after December 15, 2008. Early adoption is prohibited.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 160 will have on its results of operations or financial condition.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note A - Summary of Significant Accounting Policies (continued)

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and other Intangible Assets”. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. The Company does not expect it to have a material impact on its Consolidated Financial Statements.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance for all financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). The adoption of FSP 157-3 did not have a material impact on our Consolidated Financial Statements.

Note B - Acquisitions

Compo Enhancements

On May 16, 2007, the Company acquired all of the outstanding membership interests of privately held Compo Enhancements, LLC (“Compo”), a Connecticut limited liability company. Compo was founded by a third party in late 2005 as a provider of e-commerce solutions for the Company. The acquisition enables the Company to fully integrate its e-commerce business into the Company’s Retail segment and operate its online business internally. The acquisition, which was accounted for using the purchase method of accounting as required by SFAS Statement No.141, “Business Combinations”, was completed for a consideration of $8,982, inclusive of transaction costs, subject to adjustments which include certain earn-out provisions based on the Company’s financial performance through 2012. In December 2007, the founder and Chief Executive Officer of Compo, reached an agreement with the Company to surrender his rights under the earn-out agreement in exchange for a cash payment which, combined with other purchase adjustments, increased the total consideration to $9,679. The total purchase price has been allocated as follows:

Current assets	$50
Property and equipment	143
Intangible assets	4,744
Goodwill	5,501
Liabilities assumed	(759)

Net assets acquired	$9,679

The results of operations of Compo have been included in the Company’s Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results. In connection with the acquisition, the former President of Compo was appointed President of the Company. His contract, which was to expire on December 31, 2009, provided for an annual salary of $600 and an annual bonus based on EBIT. In addition, he was granted 150,000 stock options with an exercise price of $45 and an additional 150,000 stock options with an exercise price of $50, all of which were to vest over three years. In December of 2007, an amendment to the President’s employment contract shortened the expiration date to June 30, 2008, eliminated the bonus provision of the contract and cancelled all of the stock options. He resigned his position with the Company effective as of April 4, 2008. The Company retained the former President to act as a consultant to the Company in connection with the Company’s on-line and internet business operations for the period beginning April 19, 2008 and ended June 30, 2008. In consideration of such services, the former President received $141.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note B - Acquisitions (continued)

Daniel M. Friedman

On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, “Daniel M. Friedman”). Founded in 1995, Daniel M. Friedman designs, sources and markets name brand fashion handbags and accessories. The acquisition was completed for consideration of $18,710, including transaction costs. In addition, the purchase agreement includes certain earn-out provisions based on financial performance through 2010. On April 10, 2007, an amendment to the agreement shortened the earn-out period by one year through December 31, 2008 and advanced the earn-out payments from 2008 to 2007. On December 31, 2007, a preliminary earn-out provision for 2007 of $3,956 was charged to goodwill which increased the total acquisition cost to $22,666. On March 31, 2008, the 2007 earn-out provision was finalized at $4,923 resulting in an additional $1,020 charge to goodwill which increased the total acquisition cost to $23,686. On December 31, 2008, a preliminary earn-out provision for 2008 of $6,632 was charged to goodwill which increased the total acquisition cost to $30,318.

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

Current assets	$9,772
Property, plant and equipment	289
Deposits	62
Intangible assets	8,400
Goodwill	16,526
Liabilities assumed	(4,731)

Net assets acquired	$30,318

The purchase price and related allocation may be revised as a result of adjustments made to the 2008 earn-out provision.

Pursuant to the acquisition, the Company has a note receivable from the former owner and namesake of Daniel M. Friedman in the amount of $1,250. The note, which has an interest rate of 5%, is due and payable on the same day that the final earn-out payment is due. The note allows the maker to offset the principal and interest due on the note against any earn-out monies that might be due to him. The note is included in the “Prepaid expenses and other current assets” category on the Company’s Consolidated Balance Sheets.

The results of operations for Daniel M. Friedman have been included in the Company’s Consolidated Statements of Income from the date of the acquisition. The following unaudited pro forma information presents the results of the Company’s operations for the year ended December 31, 2006 as though the Daniel M. Friedman acquisition had occurred on January 1, 2006. The pro forma information for the year ended December 31, 2006, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on January 1, 2006, nor is it indicative of the Company’s future results.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note B - Acquisitions (continued)

unaudited

Net sales	$479,195
Operating income	$78,993
Net income	$46,631
Basic earnings per share	$2.23
Diluted earnings per share	$2.11

Note C - Due From Factors

Under the terms of its factoring agreement with GMAC Commercial Finance LLC (“GMAC”), as amended, the Company may request advances from the factor of up to 85% of aggregate receivables factored by GMAC. The agreement, which has no specific expiration date and can be terminated by the Company effective on or after June 30, 2009 with sixty (60) days prior written notice, provides the Company with a $50 million credit facility with a $25 million sub-limit for Letters of Credit. The agreement can be terminated by GMAC upon the occurrence, and in certain instances continuance after notice, of certain specified defaults. The Company also pays a fee that varies depending on the customer of between 0.15% and 0.25% of the gross invoice amount factored by GMAC. Prior to the amendment to the factoring agreement discussed in the next paragraph, the Company sold a substantial portion of its receivables, principally without recourse, to GMAC. As of December 31, 2008 and 2007, $93 and $272 of factored receivables, respectively, were sold by the Company with recourse. GMAC maintains a lien on all of the Company’s receivables to secure the Company's obligations and assumes the credit risk for all purchased accounts approved by them with certain restrictions.

In November of 2008, the Company borrowed the maximum amount allowed by the terms of the agreement. As of December 31, 2008, the Company had advances payable due to GMAC of $30,168 against gross factored receivables of $44,082. The interest rate on the advances, which has changed from time to time by amendments to the agreement and which is currently a variable rate based on the 30-day London Interbank Offered Rate (LIBOR), averaged 4.2% in 2008. The Company had no advances payable due to GMAC as of December 31, 2007. Effective January 1, 2009, the factoring agreement was amended so that the Company retained title to its factored accounts receivable, which would keep its outstanding receivables from being the property of GMAC. Subsequent to the year end, the Company began reducing the loan balance with the proceeds from the collections of factored accounts receivable, and as of February 17, 2009, the loan was completely paid off.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note D - Note Receivable – related party

On June 25, 2007, the Company made a loan to Steve Madden, its founder and Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000, in order for Mr. Madden to exercise options that were due to expire and retain the underlying Company stock, which he pledged to the Company as collateral. Mr. Madden executed a secured promissory note in favor of the Company that bears interest at an annual rate of 8% and is due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. An amendment to the note dated December 19, 2007 extended the due date to March 31, 2009. As of December 31, 2008 and 2007, $370 and $126 of interest, respectively, has accrued on the note and has been reflected on the Company’s Consolidated Financial Statements. Pursuant to a pledge agreement between the Company and Mr. Madden, the note is secured by 510,000 shares of the Company’s common stock.

Note E - Property and Equipment

The major classes of assets and total accumulated depreciation and amortization are as follows:

	December 31,

	2008	2007

Land and building	$767	$—
Leasehold improvements	37,913	37,421
Machinery and equipment	3,660	3,620
Furniture and fixtures	4,605	4,595
Computer equipment	14,522	11,578

	61,467	57,214
Less accumulated depreciation and amortization	(33,258)	(28,561)

Property and equipment - net	$28,209	$28,653

Depreciation expense included in operating expenses amounted to approximately $7,140 in 2008, $6,537 in 2007, and $5,466 in 2006.

Note F - Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment for the year ended December 31, 2008:

	Wholesale			Net Carrying
	Women’s	Accessories	Retail	Amount

Balance at January 1, 2008	$1,547	$8,874	$5,501	$15,922
Additional purchase price (earn out) – Daniel M. Friedman	0	7,652	0	7,652

Balance at December 31, 2008	$1,547	$16,526	$5,501	$23,574

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note F - Goodwill and Intangible Assets (continued)

The following table details identifiable intangible assets as of December 31, 2008:

	Estimated lives	Cost basis	Accumulated Amortization	Net Carrying Amount

Trade name	6 years	$200	$98	$102
Customer relationships	10 years	6,400	1,382	5,018
License agreements	3-6 years	5,600	3,133	2,467
Non-compete agreement	5 years	930	336	594
Other	3 years	14	8	6

		$13,144	$4,957	$8,187

The amortization of intangible assets is included in operating expenses on the Company’s Consolidated Statements of Income. The estimated future amortization expense of intangibles as of December 31, 2008 is as follows:

2009	$1,859
2010	1,856
2011	1,381
2012	642
2013	642
Thereafter	1,807

$8,187

Note G - Stock-Based Compensation

In March 2006, the Board of Directors approved the Steven Madden, Ltd. Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The stockholders approved the Plan on May 26, 2006. The number of shares that may be issued or used under the Plan cannot exceed 1,200,000 shares. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan to 1,550,000. The following table summarizes the number shares of common stock authorized for use in the Plan, the amount of stock-based awards issued (net of expired or cancelled) and the amount of common stock available for the grant of stock-based awards under the Plan:

Common Stock authorized	1,550,000
Stock based awards, including restricted stock and stock options, granted net of expired or cancelled	1,064,000

Common stock available for grant of stock based awards as of December 31, 2008	486,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note G - Stock-Based Compensation (continued)

In June of 1999, the Company adopted The 1999 Stock Plan which, as amended, authorized the issuance of up to 4,830,000 shares. The plan provides that the option price shall not be less than the fair market value of the common stock on the date of grant. The following table summarizes the amount of options authorized, the amount of options granted (net of expired or cancelled options) and the amount of options available for grant for The 1999 Stock Plan:

Options authorized	4,830,000
Options granted net of expired or cancelled	4,828,500

Available for grant as of December 31, 2008	1,500

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the awards on the grant date. The Company elected the “modified prospective method” of transition as permitted by SFAS No. 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption are not restated. Equity-based compensation is included in operating expenses on the Company’s Consolidated Statements of Income. For the years ended December 31, 2008, 2007 and 2006, total equity-based compensation was as follows:

	Years Ended December 31,

	2008	2007	2006

Stock options	$486	$5	$120
Restricted stock	5,170	4,429	2,174

Total	$5,656	$4,434	$2,294

On March 24, 2008, the Chief Executive Officer and Chairman of the Board of Directors of the Company resigned from his positions. For the purposes of determining any payments to which such former executive was entitled following his resignation, it was mutually agreed to treat his resignation as a termination without cause, as defined in his employment agreement. Pursuant to an agreement with the Company, 42,500 shares of restricted stock that were due to vest in varying amounts over four years vested on the date of termination. Accordingly, the balance of unamortized stock-based compensation related to the former executive’s restricted stock of $921 was included as a charge in operating expenses during the quarter ended March 31, 2008.

SFAS No. 123R requires the Company to apply an estimated forfeiture rate in calculating the period expense (and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates), as opposed to recognizing forfeitures as an expense reduction as they occur, which was the method used by the Company prior to adoption. The adjustment to apply estimated forfeitures to previously recognized stock-based compensation was considered immaterial and, as such, was not classified as a cumulative effect of a change in accounting principle.

SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation costs recognized for those options (tax benefits) to be classified as financing cash flows. For the years ended December 31, 2008, 2007 and 2006, the Company realized a tax (cost), benefit from the exercise of stock options of ($258), $7,180 and $3,611, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note G - Stock-Based Compensation (continued)

Stock Options

The total intrinsic value of options exercised during 2008, 2007 and 2006 amounted to $2,361, $20,825 and $10,674 respectively. During the year ended December 31, 2008, 25,000 options with a weighted average exercise price of $18.07 vested, no options vested in 2007, and 30,000 options with a weighted average exercise price of $11.84 vested during the year ended December 31, 2006. As of December 31, 2008, there were 385,000 unvested options with a total unrecognized compensation cost of $2,177 that is expected to be recognized over a weighted-average of 3.6 years.

The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S Treasury yield curve in effect at the time of the grant. With the exception of a special dividend paid in November of 2005 and in November of 2006, the Company historically has not paid dividends and thus the expected dividend rate is assumed to be zero. The weighted average fair value of options granted in 2008 and 2007 (no options were granted in 2006) was approximately $6.93 and $5.02, respectively, using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007

Volatility	43% to 45%	37% to 40%
Risk free interest rate	2.17% to 3.12%	4.29% to 4.73%
Expected life in years	3 to 4	3
Dividend yield	0	0

Activity relating to stock options granted under the Company’s plans and outside the plans during the three years ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,950,000	$9.79
Granted	—	—
Exercised	(551,000)	12.41
Cancelled/Forfeited	(3,000)	8.00

Outstanding at December 31, 2006	1,396,000	$8.75
Granted	305,000	47.01
Exercised	(863,000)	6.50
Cancelled/Forfeited	(300,000)	47.50

Outstanding at December 31, 2007	538,000	$12.45
Granted	405,000	19.34
Exercised	(171,000)	11.95
Cancelled/Forfeited	—	—

Outstanding at December 31, 2008	772,000	$16.18	7.2	$4,077

Exercisable at December 31, 2008	387,000	$12.97	4.9	$3,229

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note G - Stock-Based Compensation (continued)

The following table summarizes information about stock options at December 31, 2008:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$11.61 to $13.11	282,000	5.1	$12.55	282,000	$12.55
$13.87 to $16.74	113,000	4.6	14.14	100,000	13.92
$17.54 to $19.32	292,000	9.3	18.75	5,000	17.68
$20.01 to $23.46	85,000	9.8	22.04	—	—

	772,000	7.2	$16.18	387,000	$12.97

Restricted Stock

The following table summarizes restricted stock activity during the year ended December 31, 2008:

	Number of Shares	Weighted Average Fair Value at Grant Date

Outstanding at December 31, 2007	507,000	$30.90
Granted	45,000	21.59
Vested	(184,000)	31.10
Forfeited	(10,000)	34.05

Outstanding at December 31, 2008	358,000	$29.53

As of December 31, 2008, there was $7,710 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted-average of 2.2 years. During the year ended December 31, 2006, 165,000 restricted stock awards were granted to the Company’s Creative and Design Chief. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

Note H - Preferred Stock

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
December 31, 2008 and 2007
($ in thousands except per share data)

Note I - Rights Agreement

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

2009	$17,776
2010	17,542
2011	16,879
2012	16,125
2013	13,947
Thereafter	43,913

$126,182

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes.

Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $21,808, $18,071 and $16,419, respectively. Included in such amounts are contingent rents of $44, $29 and $240 in 2008, 2007 and 2006, respectively. For the year ended December 31, 2008, the Company recorded approximately $1,325 in lease exit costs associated with two leases that were terminated prior to the end of their prospective terms.

Rent expense is calculated by amortizing total rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

Note K - Income Taxes

The components of income before income taxes is as follows:

	2008	2007	2006

Domestic	$31,395	$48,456	$77,686
Foreign	14,911	7,680	3,248

	$46,306	$56,136	$80,934

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note K - Income Taxes (continued)

The income tax provision (benefit) consists of the following:

	2008	2007	2006

Current:
Federal	$11,932	$21,850	$27,929
State and local	2,548	517	10,437
Foreign	2,609	1,229	520

	17,089	23,596	38,886

Deferred:
Federal	1,114	(2,827)	(3,500)
State and local	127	(323)	(702)

	1,241	(3,150)	(4,202)

	$18,330	$20,446	$34,684

The Company re-evaluated its tax strategies in connection with 2007 tax returns for New York based income, combined with revisions in state and local tax laws. As a result, the Company determined that electing to file each of the New York State and New York City tax returns on a combined basis would maximize the tax benefits to the Company. The election to file combined returns in concert with other tax strategies has reduced the Company’s expected effective tax rate to approximately 39.6% in 2008 from 42.9% in 2006. The Company filed combined returns in 2006 and was able to amend New York State and New York City returns for 2003 through 2005 resulting in an additional one-time tax benefit recognized in 2007. In November of 2008, the Company was notified that the amended returns for 2003 were disallowed, resulting in a partial reversal of the one-time benefit recognized in 2007.

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

	December 31,

	2008	2007	2006

Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes - net of federal income tax benefit	3.0	4.3	7.8
Nondeductible items	0.4	0.2	0.1
Valuation allowance	0.9	—	—
One-time adjustment for filing prior years’ NY State and NY City amended returns on a combined basis	0.7	(2.3)	—
Other	(0.4)	(0.8)	—

Effective rate	39.6%	36.4%	42.9%

The Company applies the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note K - Income Taxes (continued)

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which addresses the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken on the Company’s tax return. Pursuant to FIN 48, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as income tax expense on the Consolidated Statements of Income. The Company determines the amount of interest expense to be recognized by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken on a tax return. As required by FIN 48, the Company applied the “more-likely-than-not” recognition threshold to all tax positions at the adoption date, which resulted in no required adjustment to the opening balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Company’s results of operations and earnings per share. The Company’s tax returns for 2004 through 2006 are currently under examination by the Internal Revenue Service. The Company’s tax years 2004 through 2007 remain open to examination for most taxing authorities.

As of December 31, 2008, the Company has unrealized investment losses of $2,801 available to offset future investment gains and thus reduce future taxable income. A deferred tax asset has been established from recognized capital losses on securities which can only be offset to the extent of capital gains. These losses have a five year carryforward. Due to uncertainty in the market place, the Company has set up a valuation allowance of $468 to reduce the deferred tax asset to the amount that it is more likely than not that the Company will generate sufficient capital gains to offset previously recognized capital losses.

The components of deferred tax assets and liabilities are as follows:

	December 31,

	2008	2007

Current deferred tax assets:
Receivable allowances	$4,415	$6,032
Inventory	1,523	1,594
Unrealized (gain) loss	226	(66)
Deferred accruals	1,192	1,098
Other	1,092	697

Gross current deferred tax asset	8,448	9,355
Valuation allowance	(468)	—

	7,980	9,355

Non-current deferred tax assets:
Depreciation and amortization	4,276	4,973
Deferred compensation	1,082	1,169
Deferred rent	1,861	1,353
Amortization of goodwill	(652)	(368)
Other	545	105

	7,112	7,232

Deferred tax assets	$15,092	$16,587

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note L - Commitments, Contingencies and Other

[1]	Legal proceedings:

(a)

On or about August 7, 2008, the Company was named in a class action lawsuit filed in the San Diego County Superior Court, California. The Complaint, which sought unspecified damages, alleged violation of the Song-Beverly Credit Card Act, which prohibits retailers from accumulating personal information on customers who complete their purchase with a credit card. Specifically, it is alleged that the Company collected zip codes on its credit card transactions in California. The case was dismissed on December 19, 2008 with prejudice.

(b)

On August 10, 2005, the U.S. Customs Department (“Customs”) issued a report that asserts that certain commissions which the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. In the report, Customs estimates that the Company had underpaid duties during the calendar years of 1998 through 2004 in the amount of $1,051. As of June 30, 2006, based on discussions with legal counsel, the Company believed that the liability in this case, including interest, was not likely to exceed $1,500. Accordingly, as of December 31, 2006 the Company recorded a reserve of $1,500. In September of 2007, Customs notified the Company that it had finalized its assessment of the underpaid duties to be $1,400. Pursuant to this assessment, the Company, with the advice of legal counsel, re-evaluated the liability in the case, including interest and penalties, and believes that it is not likely to exceed $2,700. Therefore, the Company increased the reserve by $1,200 in 2007, bringing the total reserve to $2,700, and further increased the reserve by $256 in 2008 to reflect anticipated additional interest costs, bringing the reserve to $2,956 as of December 31, 2008. Such reserve is subject to change to reflect the status of this matter.

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

Effective as of July 1, 2005, the Company amended its employment agreement with Steven Madden, the Company’s founder and Creative and Design Chief. The agreement provides for an annual salary of $600, subject to certain specified adjustments, through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA, on revenue for any new business, and royalty income over $2,000, and an annual option grant at exercise prices equal to the market price on the date of grant and a non-accountable expense allowance.

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

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note L - Commitments, Contingencies and Other (Continued)

Effective April 29, 2008, the Company entered into an employment agreement with Amelia Newton Varela, the Company’s Executive Vice President. The agreement provides for an annual salary of $350, with annual increases through December 31, 2010. The agreement also provides for annual incentive bonuses. In addition, Ms. Varela received 50,000 stock options on the date of the agreement, and will receive an additional 25,000 in April of 2009 and 2010, all of which will vest over a five year period.

Effective October 1, 2008, the Company amended its employment agreement with Awadhesh Sinha, the Company’s Chief Operating Officer. The agreement provides for an annual salary of $540 through December 31, 2010, with successive one-year automatic renewal terms thereafter. The agreement also provides for an annual incentive bonus and requires the Company to accrue deferred cash compensation equal to from 7.5% to 25% of annual salary.

The Company has employment agreements with other executives (the “executives”) which expire between June 30, 2008 and December 31, 2009. Some of these agreements provide for cash bonuses at the discretion of the Board of Directors, and some provide for cash bonuses based primarily upon a percentage of year-to-year increases in earnings before interest, taxes, depreciation and amortization, option grants and non-accountable expense allowances as defined. Base salary commitments for these executives are as follows:

2008	$2,420
2009	940

$3,452

In connection with their employment agreements, five executives received an aggregate of 170,000 and 132,000 shares of restricted common stock from the Company in 2007 and 2006, respectively. The restricted shares vest equally each year over a period of between four to five years and, accordingly, the Company has recorded a charge to operations in the amount of $1,335, $1,726 and $680 for the years ended December 31, 2008, 2007 and 2006, respectively.

[3]	Letters of credit:

At December 31, 2008 and 2007, the Company had open letters of credit for the purchase of imported merchandise of approximately $2,445 and $1,974, respectively.

[4]	Royalty agreements:

On September 10, 2008, the Company entered into a license agreement with Dualstar Entertainment Group, LLC, under which the Company has the right to use the “Elizabeth and James” trademark in connection with the sale and marketing of footwear. The agreement requires the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The agreement expires on March 31, 2012, with one three-year renewal period if certain provisions are met.

On July 31, 2008, the Company entered into a license agreement to design, manufacture and distribute women’s footwear, handbags and belts and related accessories under the “Fabulosity” brand. The agreement requires the Company to pay the licensor a royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2011, with one three-year renewal period if certain provisions are met.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note L - Commitments, Contingencies and Other (Continued)

On July 1, 2008, the Company entered into a license agreement with Jones Investment Co. Inc., under which the Company has the right to use the “l.e.i.” trademark in connection with the sale and marketing of women’s footwear exclusively to Wal-Mart. The agreement requires the Company to pay the licensor a royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2011, with one three-year renewal period if certain provisions are met.

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

On September 14, 2006, the Company, through its Daniel M. Friedman Division, entered into a license agreement to design, manufacture and distribute handbags and belts and related accessories under the “Tracy Reese” and the “Plenty” brands. In addition, the Company has the right to use the phrase “Plenty by Tracy Reese”. The agreement requires the Company to pay the licensor a royalty based on net sales and a minimum royalty in the event that specified net sales targets are not achieved. The agreement was terminated by mutual assent in 2008.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note L - Commitments, Contingencies and Other (Continued)

Royalty expenses are included in the “cost of goods sold” section of the Company’s Consolidated Statements of Income. Aggregate minimum future royalties excluding renewal options, under these agreements are as follows:

Year Ending December 31,

2009	$1,362
2010	2,102
2011	2,033
2012	163

$5,660

[5]	Related Party Transactions:

In January 2004, the Company entered into an agreement with JLM Consultants, a company wholly owned by John Madden, one of the Company’s directors and the brother of Steven Madden, the Company’s founder and Creative Design Chief. Under this agreement, Mr. Madden provides consulting services with respect to the development of international sales of the Company. Pursuant to this agreement, JLM Consultants received a fee and expenses of $760, $661 and $511 in 2008, 2007 and 2006 respectively, in addition to fees that Mr. Madden received for service to the Company as a director.

In July 2001, the Company entered into a consulting agreement with Peter J. Solomon & Company (“Solomon”), a financial advisory firm of which Marc Cooper, a former director of the Company from July 2001 through February of 2008, is a managing director. Under this agreement, the firm provided financial advisory and investment banking services to the Company. This agreement, which was amended in March 2004, was terminated on July 11, 2006. Pursuant to this agreement, the Company paid fees and expenses to Solomon of $412 (related to the acquisition of Daniel M. Friedman), in 2006. The Company paid fees and expenses of $46 and $67 to Solomon in 2008 and 2007, respectively, for limited consulting engagements.

In October 2002, the Company entered into an arrangement with Jeff Birnbaum, a director of the Company from June 2003 through October 2007. Under this arrangement, which was terminated on October of 2007, Mr. Birnbaum provided consulting services with respect to the design and manufacturing of shoes and general consulting services to the Company. Pursuant to this arrangement, Mr. Birnbaum received a fee of $200 in both 2007 and 2006, in addition to fees received for service to the Company as a director. Mr. Birnbaum has been the Product Development Manager of Dolphin Shoe Company since August 1982. Dolphin Shoe Company, which is equally owned by Mr. Birnbaum, his father and his brother, is one of the Company’s domestic suppliers. In July of 2006, the Company acquired the Natural Comfort brand from Dolphin Shoe Company for $100.

[6]	Concentrations:

The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company’s marketable securities and money market accounts are principally held at three brokerage companies.

During the year ended December 31, 2008, the Company purchased approximately 21%, 14% and 10% of its merchandise from three suppliers in China. Total inventory purchases from China for the year ended December 31, 2008 was approximately 93%.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
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

Sales to one customer accounted for 10% of total net sales for the year ended December 31, 2008. This customer represented 15% while two other customers represented 15% and 11% of accounts receivable at December 31, 2008.

Sales to one customer accounted for 12% of total net sales for the year ended December 31, 2007. This customer represented 17% of accounts receivable at December 31, 2007.

Sales to one customer accounted for 13% of total net sales for the year ended December 31, 2006. This customer represented 18% of accounts receivable at December 31, 2006.

Sales to such customers are included in the wholesale segment (see Note M). Purchases are made primarily in United States dollars.

[7]	Valuation and qualifying accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount Due from Factor for the years ended December 31:

	2008	2007	2006

Balance at beginning of year	$15,446	$12,508	$8,400
Charged to reserve	4,145	—	—
Increase in reserve	—	2,938	4,108

Balance at end of year	$11,301	$15,446	$12,508

          The following is a summary of the reserve for slow moving inventory for the years ended December 31:

	2008	2007	2006

Balance at beginning of year	$2,140	$2,065	$1,143
Charged to reserve	—	—	—
Increase to the reserve	313	75	922

Balance at end of year	$2,453	$2,140	$2,065

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note L - Commitments, Contingencies and Other (Continued)

          The following is a summary of goodwill and the related accumulated amortization for the years ended December 31:

	2008	2007	2006

Cost basis
Balance at beginning of year	$16,520	$7,063	$2,145
Acquisitions and purchase price adjustments	7,652	9,457	4,918
Write-off of impaired assets	—	—	—

Balance at end of year	24,172	16,520	7,063

Accumulated amortization
Balance at beginning of year	598	598	598
Write-off of impaired assets	—	—	—

Balance at end of year	598	598	598

Goodwill	$23,574	$15,922	$6,465

Note M - Operating Segment Information

The Company’s reportable segments are primarily determined based on distribution channels of its various brands. The Wholesale segment markets its products through department and specialty stores throughout the country and the Retail segment through the operation of various Company owned stores and the Company’s website. The First Cost segment represents activities of a subsidiary which earns commissions for acting as a buying agent to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of footwear.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before other income (expense) and the provision for income taxes. The following is information for the Company’s reportable segments:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note M - Operating Segment Information (continued)

	Wholesale Segments

Year ended,	Women’s	Men’s	Accessories	Total Wholesale	Retail	First Cost	Consolidated

December 31, 2008:
Net sales to external customers	$226,438	$38,041	$66,928	$331,407	$125,639		$457,046
Gross profit	78,601	14,302	23,478	116,381	70,443		186,824
Commissions, royalty and licensing fees - net	2,727	—	—	2,727	—	$11,567	14,294
Income (loss) from operations	27,055	1,371	9,089	37,515	(4,176)	11,567	44,906
Depreciation and amortization				3,751	5,285	55	9,101
Segment assets	$136,963	$22,170	$36,453	195,586	52,536	36,571	284,693
Capital expenditures				$3,551	$4,707	$56	$8,314

December 31, 2007:
Net sales to external customers	$204,699	$51,237	$54,469	$310,405	$120,645		$431,050
Gross profit	68,074	19,862	16,885	104,821	68,583		173,404
Commissions, royalty and licensing fees - net	3,677	—	—	3,677	—	$14,674	18,351
Income from operations	24,884	5,771	4,481	35,136	3,104	14,674	52,914
Depreciation and amortization				3,668	4,766	1	8,435
Segment assets	$130,342	$22,031	$29,618	181,991	56,120	28,410	266,521
Capital expenditures				$3,210	$9,513	$242	$12,965

December 31, 2006:
Net sales to external customers	$233,564	$62,629	$51,316	$347,509	$127,654		$475,163
Gross profit	89,407	26,112	13,976	129,495	68,934		198,429
Commissions, royalty and licensing fees - net	2,925	—	—	2,925	—	$11,321	14,246
Income from operations	42,458	10,668	3,966	57,092	9,885	11,321	78,298
Depreciation and amortization				2,655	4,025	26	6,705
Segment assets	$165,543	$10,621	$27,022	203,186	41,933	6,273	251,392
Capital expenditures				$3,739	$5,765	$7	$9,511

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2008 and 2007
($ in thousands except per share data)

Note N - Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007:

	March 31,	June 30,	September 30,	December 31,

2008:
Wholesale, net	$75,560	79,426	$97,343	$79,078
Retail, net	24,979	29,891	30,750	40,019

Net sales	100,539	109,317	128,093	119,097
Cost of sales	60,324	63,780	75,114	71,004

Gross profit	40,215	45,537	52,979	48,093
Commissions, royalty and licensing fee income - net	3,356	3,203	4,497	3,238
Net income	$2,052	$7,634	$11,088	$7,202
Net income per share:
Basic	0.10	0.43	0.62	0.40
Diluted	0.10	0.43	0.62	0.40

2007:
Wholesale, net	$82,299	$78,616	$85,998	$63,492
Retail, net	24,355	29,640	27,397	39,253

Net sales	106,654	108,256	113,395	102,745
Cost of sales	64,460	62,836	66,577	63,773

Gross profit	42,194	45,420	46,818	38,972
Commissions, royalty and licensing fee income - net	5,446	5,669	4,335	2,901
Net income	$9,533	$10,518	$10,939	$4,700
Net income per share:
Basic	0.45	0.51	0.52	0.23
Diluted	0.43	0.49	0.52	0.23

          SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	New York, New York
March 12, 2009

STEVEN MADDEN, LTD.

By:	/s/ EDWARD R. ROSENFELD

Edward R. Rosenfeld
Chairman and Chief Executive Officer

By:	/s/ ARVIND DHARIA

Arvind Dharia
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	March 12, 2009

Edward R. Rosenfeld

/s/ ARVIND DHARIA	Chief Financial Officer	March 12, 2009

Arvind Dharia

/s/ JOHN L. MADDEN	Director	March 12, 2009

John L. Madden

/s/ PETER MIGLIORINI	Director	March 12, 2009

Peter Migliorini

/s/ RICHARD P. RANDALL	Director	March 12, 2009

Richard P. Randall

/s/ RAVI SACHDEV	Director	March 12, 2009

Ravi Sachdev

/s/ THOMAS H. SCHWARTZ	Director	March 12, 2009

Thomas H. Schwartz