Form 10-Q
period 2009-03-31
STEVEN MADDEN, LTD.
filed 2009-05-08
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (‘232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes ☐ No ☐

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
Yes ☐ No ☒

As of May 5, 2009, the latest practicable date, there were 17,976,774 shares of common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2009	December 31, 2008	March 31, 2008

	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,235	$89,588	$22,951
Accounts receivable, net of allowances of $1,402, $1,530 and $1,891	7,094	5,567	6,092
Due from factor, net of allowances of $7,613, $9,771 and $10,466	42,262	34,311	46,355
Note receivable – related party	—	3,370	3,187
Inventories	28,071	31,597	26,407
Marketable securities - available for sale	13,002	14,609	9,391
Prepaid expenses and other current assets	5,388	5,645	6,932
Prepaid taxes	—	2,069	6,662
Deferred taxes	8,029	7,980	9,546

Total current assets	167,081	194,736	137,523

Note receivable – related party	3,430	—	—
Property and equipment, net	27,058	28,209	28,957
Deferred taxes	7,039	7,112	7,171
Deposits and other	1,950	2,260	2,421
Marketable securities - available for sale	16,393	20,615	23,269
Goodwill – net	23,472	23,574	16,942
Intangibles – net	7,722	8,187	9,658

Total Assets	$254,145	$284,693	$225,941

LIABILITIES
Current liabilities:
Advances payable - factor	$—	$30,168	$—
Accounts payable	16,696	18,018	24,085
Accrued expenses	14,618	16,435	16,866
Accrued incentive compensation	2,747	7,869	5,434

Total current liabilities	34,061	72,490	46,385

Deferred rent	4,825	4,773	4,449
Other liabilities	1,159	1,188	—

Total liabilities	40,045	78,451	50,834

Commitments, contingencies and other

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized;none issued; Series A Junior Participating preferred stock -$.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 90,000 shares authorized, 26,201, 26,135 and 25,846 shares issued, 17,939, 17,873 and 17,584 outstanding	3	3	3
Additional paid-in capital	138,605	137,362	132,036
Retained earnings	203,834	197,257	171,315
Other comprehensive loss:
Unrealized loss on marketable securities (net of taxes)	(358)	(396)	(263)
Treasury stock – 8,262, 8,262 and 8,262 shares at cost	(127,984)	(127,984)	(127,984)

Total Stockholders’ Equity	214,100	206,242	175,107

Total Liabilities and Stockholders’ Equity	$254,145	$284,693	$225,941

See accompanying notes to condensed consolidated financial statements - unaudited	1

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,

	2009	2008

Net sales	$107,429	$100,539

Cost of sales	63,942	60,324

Gross profit	43,487	40,215

Commission and licensing fee income - net	2,905	3,356
Operating expenses	(36,088)	(40,734)

Income from operations	10,304	2,837
Interest and other income - net	396	526

Income before provision for income taxes	10,700	3,363
Provision for income taxes	4,123	1,311

Net income	$6,577	$2,052

Basic income per share	$0.37	$0.10

Diluted income per share	$0.37	$0.10

Basic weighted average common shares outstanding	17,889	20,045
Effect of dilutive securities - options/restricted stock	83	219

Diluted weighted average common shares outstanding	17,972	20,264

See accompanying notes to condensed consolidated financial statements - unaudited	2

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,

	2009	2008

Cash flows from operating activities:
Net income	$6,577	$2,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Excess tax benefit from the exercise of options	—	(15)
Depreciation and amortization	2,411	2,356
Loss on disposal of fixed assets	519	154
Deferred taxes	24	(40)
Non-cash compensation	1,243	2,094
Provision for doubtful accounts and chargebacks	(2,286)	(3,089)
Deferred rent expense	(114)	979
Realized loss on sale of marketable securities	37	534
Changes in:
Accounts receivable	(1,399)	2,335
Due from factor	(5,793)	(10,523)
Inventories	3,526	790
Prepaid expenses, prepaid taxes, deposits and other assets	2,636	(2,239)
Accounts payable and other accrued expenses	(3,556)	2,572

Net cash provided by (used in) operating activities	3,825	(2,040)

Cash flows from investing activities:
Purchases of property and equipment	(1,182)	(2,286)
Purchases of marketable securities	(81)	(282)
Sale/redemption of marketable securities	5,779	47,207
Acquisition, net of cash acquired *	(4,526)	(4,923)

Net cash (used in) provided by investing activities	(10)	39,716

Cash flows from financing activities:
Repayment of advances from factor	(30,168)	—
Proceeds from exercise of stock options	—	14
Excess tax benefit from the exercise of options	—	15
Common stock purchased for treasury	—	(44,200)

Net cash used in financing activities	(30,168)	(44,171)

Net decrease in cash and cash equivalents	(26,353)	(6,495)
Cash and cash equivalents - beginning of period	89,588	29,446

Cash and cash equivalents - end of period	$63,235	$22,951

*	The amount for 2009 was accrued at December 31, 2008. The amount for 2008 includes $3,903 which was accrued at December 31, 2007.

See accompanying notes to condensed consolidated financial statements - unaudited	3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2009
($ in thousands except share and per share data)

Note A - Basis of Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Steven Madden, Ltd. and subsidiaries (the “Company”) and the results of its operations and cash flows for the periods presented. The results of its operations for the three-month period ended March 31, 2009 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2008 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 12, 2009.

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

Note C – Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note D - Due To and From Factor

Under the terms of its factoring agreement with GMAC Commercial Finance LLC (“GMAC”), as amended, the Company may request advances from the factor of up to 85% of aggregate receivables factored by GMAC. In November of 2008, the Company borrowed the maximum amount allowed by the terms of the agreement. As of December 31, 2008, the Company had advances payable due to GMAC of $30,168 against gross factored receivables of $44,082. Subsequent to the year end, the Company began reducing the loan balance with the proceeds from the collections of factored accounts receivable, and as of February 17, 2009, the loan was completely paid off. The interest rate on the advances, which has changed from time to time by amendments to the agreement and which is currently a variable rate based on the 30-day London Interbank Offered Rate (LIBOR), averaged 3.9% through the date of repayment. Effective January 1, 2009, the factoring agreement was amended so that the Company retained title to its factored accounts receivable, which would keep its outstanding receivables from being the property of GMAC.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2009
($ in thousands except share and per share data)

Note E - Note Receivable – Related Party

On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal shareholder of the Company, in the amount of $3,000, in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company stock, which he pledged to the Company as collateral. Mr. Madden executed a secured promissory note in favor of the Company that bears interest at an annual rate of 8% and was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. An amendment to the note dated December 19, 2007 extended the due date to March 31, 2009. A second amendment dated April 1, 2009 changed the interest rate to 6% and extended the due date of both principal and interest to June 30, 2015. As of March 31, 2009, $430 of interest has accrued on the note and has been reflected on the Company’s Condensed Consolidated Financial Statements. Pursuant to a pledge agreement between the Company and Mr. Madden, the note is secured by 510,000 shares of the Company’s common stock.

Note F - Marketable Securities

Marketable securities consist primarily of corporate and municipal bonds and U.S. treasury notes with maturities greater than three months and up to five years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in shareholders’ equity as accumulated other comprehensive income (loss). Amortization of premiums and discounts is included in interest income and is not material. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.

As of March 31, 2008, the Company held $16,070 in auction rate securities (“ARS”). In the first quarter of 2008, the liquidity in the ARS market evaporated causing the ARSs to fail at auction and accordingly, the auction rate securities were classified as long term as of March 31, 2008. As a result of the lack of liquidity in the ARS market, the Company recorded an unrealized loss on its ARSs of $230 for the three months ended March 31, 2008. During the months of June through December of 2008, the Company was able to liquidate its entire portfolio of ARSs at full face value, and as a result, the Company did not hold any ARSs as of December 31, 2008. The Company did not incur any losses with respect to its investments in ARSs and hence, the unrealized loss of $230 was reversed in the second quarter of 2008.

Note G – Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”. The FSP amended FASB Statement No. 157 to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008 and adopted it for all other assets and liabilities in the first quarter of 2009. The Statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets of liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2009
($ in thousands except share and per share data)

Note G – Fair Value Measurement (continued)

The Company’s financial assets subject to fair value measurements as of March 31, 2009 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy

	Fair value	Level 1	Level 2	Level 3

Cash and cash equivalents	$63,235	$63,235	—	—
Current marketable securities – available for sale	13,002	13,002	—	—
Long-term marketable securities – available for sale	16,393	16,393	—	—

Total	$92,630	$92,630	—	—

During the quarter ended March 31, 2009, the Company had no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). As of March 31, 2009, the Company does not have any financial liabilities. No gains or losses resulting from the fair value measurement of financial assets were included in the Company’s earnings.

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

Note H - Inventories

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.

Note I – Tender Offer

On March 25, 2008, the Company completed a tender offer to purchase 2,600,000 shares of the Company’s common stock for treasury at a total cost of $44,200 or $17.00 per share. The 2,600,000 shares that were purchased represented approximately 13% of the total number of shares outstanding prior to the completion of the tender offer.

Note J - Revenue Recognition

The Company recognizes revenue on wholesale sales when products are shipped pursuant to its standard terms which are freight on board (FOB) warehouse or when products are delivered to the consolidators as per the terms of the customers’ purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company’s commission revenue includes partial recovery of its design, product and development costs for the services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development cost recoveries are recognized as earned when title of the product transfers from the manufacturer to the customer and are reported on a net basis after deducting related operating expenses.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2009
($ in thousands except share and per share data)

Note J - Revenue Recognition (continued)

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

Note K – Taxes Collected From Customers

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

Note L – Sales Deductions

The Company supports retailers’ initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the Condensed Consolidated Statement of Income as deductions to net sales. For the three-month periods ended March 31, 2009 and 2008, the total deduction to net sales for these expenses was $5,154 and $7,631, respectively.

Note M – Cost of Sales

All costs incurred to bring finished products to the Company’s distribution center and, in the Retail segment, the costs to bring products to the Company’s stores, are included in the cost of sales line on the Condensed Consolidated Statement of Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale segment and freight to customers, if any, are included in the operating expenses line item of the Company’s Condensed Consolidated Statement of Income. The Company’s gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

Note N - Net Income Per Share of Common Stock

Basic income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding shares of common stock. Diluted income per share also reflects the unvested and unissued shares promised to employees that have a dilutive effect. In addition, diluted earnings per share includes the amount of unrecognized share-based compensation costs attributed to future services and the amount of tax benefits, if any, that would be credited to Additional Paid In Capital assuming the exercise of options. For the three months ended March 31, 2009 and 2008, approximately 255,000 and 66,000 stock options, respectively, have been excluded from the calculation because inclusion of such shares would be antidilutive. For the quarters ended March 31, 2009 and 2008, the unvested restricted stock awards were dilutive.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2009
($ in thousands except share and per share data)

Note O - Stock-Based Compensation

In March 2006, the Board of Directors approved the Steven Madden, Ltd. Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The shareholders approved the Plan on May 26, 2006. The number of shares that may be issued or used under the Plan cannot exceed 1,200,000 shares. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan to 1,550,000. On April 6, 2009, subject to shareholder approval, the Board of Directors adopted a second amendment to the plan that increased the maximum number of shares that may be issued under the Plan to 4,064,000. The following table summarizes the number of Common Stock shares authorized for use in the Plan, the amount of stock-based awards issued (net of expired or cancelled) and the amount of Common Stock available for the grant of stock-based awards under the Plan:

Common Stock authorized	1,550,000

Stock based awards, including restricted stock and stock options, granted net of expired or cancelled	1,095,000

Common Stock available for grant of stock based awards as of March 31, 2009	455,000

Total equity-based compensation for the three months ended March 31 is as follows:

	2009	2008

Restricted stock	$1,053	$2,082
Stock options	190	12

Total	$1,243	$2,094

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

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income. There were no options exercised during the three months ended March 31, 2009, hence the Company did not realize a tax benefit from the exercise of stock options during the period, however, the Company did realize a tax benefit of $15 in the same period of last year.

Stock Options

There were no options exercised during the three months ended March 31, 2009 compared to 3,000 options exercised with a total proceeds of $14 and a total intrinsic value of $39 during the corresponding period of last year. During the three months ended March 31, 2009, 16,000 options vested with a weighted average exercise price of $17.42, and no options vested during the same period of last year. As of March 31, 2009, there were 401,000 unvested options with a total unrecognized compensation cost of $2,212 and an average vesting period of 3.4 years. On April 29, 2008, 100,000 options were granted to the Company’s founder and Creative and Design Chief.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2009
($ in thousands except share and per share data)

Note O - Stock-Based Compensation (continued)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular dividends and thus the expected dividend rate is assumed to be zero. The weighted average fair value of options granted during the three months ended March 31 2009 and 2008 was approximately $7.37 and $5.70, respectively, using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008

Volatility	51% to 52%	42% to 43%
Risk free interest rate	1.39% to 1.57%	2.32% to 2.68%
Expected life in years	4	4
Dividend yield	0	0

Activity relating to stock options granted under the Company’s plans and outside the plans during the three months ended March 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	772,000	$16.18
Granted	32,000	$18.05
Exercised	—	—
Cancelled/Forfeited	—	—

Outstanding at March 31, 2009	804,000	$16.25	4.6 years	$2,418

Exercisable at March 31, 2009	403,000	$12.93	3.5 years	$2,269

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2009 and 2008:

	2009		2008

	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at January 1	358,000	$29.53	507,000	$30.90
Granted	—	—	—	—
Vested	(65,000)	$32.09	(63,000)	$32.05
Forfeited	(1,000)	$34.05	(4,000)	$34.05

Non-vested at March 31	292,000	$28.94	440,000	$30.71

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2009
($ in thousands except share and per share data)

Note O - Stock-Based Compensation (continued)

As of March 31, 2009, there was $6,655 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted-average of two years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. During the three-month periods ended March 31, 2009 and 2008, the Company did not realize any tax benefits from the vesting of restricted stock.

Note P – Acquisitions

Daniel M. Friedman

On February 7, 2006, the Company acquired all of the equity interest of privately held Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, “Daniel M. Friedman”). Founded in 1995, Daniel M. Friedman designs, sources and markets name brand fashion handbags and accessories. The acquisition was completed for consideration of $18,710, including transaction costs. In addition, the purchase agreement includes certain earn-out provisions based on financial performance through 2010. On April 10, 2007, an amendment to the agreement shortened the earn-out period by one year through December 31, 2008 and advanced the earn-out payments from 2008 to 2007. On December 31, 2007, a preliminary earn-out provision for 2007 of $3,956 was charged to goodwill and on March 31, 2008, the 2007 earn-out provision was finalized at $4,923, which increased the total acquisition cost to $23,686. On December 31, 2008, a preliminary earn-out provision for 2008 of $6,632 was charged to goodwill which increased the total acquisition cost to $30,318. On March 31, 2009, the parties agreed to a tentative 2008 earn-out provision of $6,530, and accordingly, goodwill was reduced by $102 bringing the total acquisition cost to $30,216. Approximately 9% of the final payment was withheld as a reserve against contingencies.

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

Current assets	$9,772
Property, plant and equipment	289
Deposits	62
Intangible assets	8,400
Goodwill	16,424
Liabilities assumed	(4,731)

Net assets acquired	$30,216

Pursuant to the acquisition, the Company had a note receivable from the former owner and namesake of Daniel M. Friedman in the amount of $1,250. The note, which had an interest rate of 5%, was due and payable on the same day that the final earn-out payment is due. The note allowed the maker to offset the principal and interest due on the note against any earn-out monies that might be due to him. On March 31, 2009, the note was offset against the final earn-out payment.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2009
($ in thousands except share and per share data)

Note Q – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment for the three months ended March 31, 2009:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount

Balance at January 1, 2009	$1,547	$16,526	$5,501	$23,574
Adjustment of purchase price - DMF	0	(102)	0	(102)

Balance at March 31, 2009	$1,547	$16,424	$5,501	$23,472

The following table details identifiable intangible assets as of March 31, 2009:

	Estimated lives	Cost basis	Accumulated Amortization	Net Carrying Amount

Trade name	6 years	$200	$107	$93
Customer relationships	10 years	6,400	1,543	4,857
License agreements	3-6 years	5,600	3,376	2,224
Non-compete agreement	5 years	930	387	543
Other	3 years	14	9	5

		$13,144	$5,422	$7,722

The estimated future amortization expense of purchased intangibles as of March 31, 2009 is as follows:

2009 (remaining nine months)	$1,394
2010	1,856
2011	1,381
2012	642
2013	642
Thereafter	1,807

$7,722

Note R – Comprehensive Income

Comprehensive income for the three-month periods ended March 31, 2009 and 2008, after considering other comprehensive income (loss) including unrealized gain (loss) on marketable securities of $38 and $(202), was $6,615 and $1,850, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2009
($ in thousands except share and per share data)

Note S - Recently issued accounting standards

In December of 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R did not have a material impact on our Condensed Consolidated Financial Statements as there were no business combinations.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in FASB Statement No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provision in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008. We do not expect that FSP 141R-1 will have an impact on our Condensed Consolidate Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the Condensed Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on our Condensed Consolidated Financial Statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and other Intangible Assets”. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. The adoption of FSP 142-3 did not have a material impact on our Condensed Consolidated Financial Statements.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2009
($ in thousands except share and per share data)

Note T - Commitments, Contingencies and Other

[1] Legal proceedings:

(a)

On August 10, 2005, the U.S. Customs Department (“Customs”) issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. In September of 2007, Customs notified the Company that it had finalized its assessment of the underpaid duties to be $1,400. Pursuant to this assessment, the Company, with the advice of legal counsel, evaluated the liability in the case, including interest and penalties, and believes that it is not likely to exceed $2,700. Therefore, as of December 31, 2007, the Company had recorded a total reserve of $2,700 that was increased by $256 in the fourth quarter of 2008 to reflect anticipated additional interest costs, bringing the reserve to $2,956 as of December 31, 2008. Such reserve is subject to change to reflect the status of this matter.

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

Note U – Operating Segment Information

The Company operates the following business segments: Wholesales Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department and specialty stores worldwide, derives revenue from sales of branded women’s, men’s, girl’s and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods, derives revenues from sales to department and specialty stores worldwide. The Retail segment, through the operation of Company owned retail stores and the Company’s website, derives revenue from sales of branded women’s, men’s and children’s footwear and accessories. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent of footwear products to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of footwear. In the License segment, the Company licenses its Steve Madden and Steven trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding and hosiery.

Candies has been transitioned from a “wholesale” model to a “first cost” model, and therefore revenues for the first quarter of 2009 are included in First Cost segment. As a result of this change, in the first quarter of 2009, net sales in the Wholesale Footwear segment does not reflect Candies revenue while net sales in the first quarter of 2008 reflected revenue of $4,852 for the Candies business.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2009
($ in thousands except share and per share data)

Note U – Operating Segment Information (continued)

Quarter ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
March 31, 2009:
Net sales to external customers	$65,201	$16,084	$81,285	$26,144			$107,429
Gross profit	25,802	5,176	30,978	12,509			43,487
Commissions and licensing fees - net	—	—	—	—	$2,068	$837	2,905
Income (loss) from operations	10,862	2,046	12,908	(5,509)	2,068	837	10,304
Segment assets	$162,646	$37,554	200,200	46,416	7,529	—	254,145
Capital expenditures			$191	$991	$—	$—	$1,182

March 31, 2008:
Net sales to external customers	$61,028	$14,532	$75,560	$24,979			$100,539
Gross profit	22,966	5,320	28,286	11,929			40,215
Commissions and licensing fees - net	—	—	—	—	$2,340	$1,016	3,356
Income (loss) from operations	4,123	1,641	5,764	(6,283)	2,340	1,016	2,837
Segment assets	$119,428	$25,574	145,002	51,360	29,579	—	$225,941
Capital expenditures			$1,380	$906	$—	$—	$2,286

Prior to 2009, the Company’s international business operated under the “first cost” model and thus the revenues were included in Commissions and Licensing Fees on the Condensed Consolidate Statements of Income. In 2009, the Company’s international business began to operate under the “wholesale” model and thus, as of the first quarter of 2009, international revenues are included in the Net Sales line on the Condensed Consolidated Statements of Income. For the quarter ended March 31, 2009, foreign net sales were $5,184.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Financial Statements and Notes thereto appearing elsewhere in this document.

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Prior to 2009, our International business operated under the “first cost” model and thus the revenues were included in Commissions and Licensing Fees on the Condensed Consolidated Statements of Income. In order to improve operating efficiencies, and to give our international partners better visibility in the process, as of January of 2009, we have changed the operating model for our International business to the “wholesale” model. Under the “wholesale” model, we will be able to manage inventory levels, improve delivery times, and increase our ability to receive payments on a timely basis. As a result of this change, as of the first quarter of 2009, International revenues are now included in the Net Sales line on the Condensed Consolidated Statements of Income. For the quarter ended March 31, 2009, our International business contributed net sales of $5,184.

Net sales for the first quarter of 2009 also reflect shifts related to our Candies businesses. Candies has been transitioned from a wholesale model to a “first cost” model, and therefore revenues for the first quarter of 2009 are included in Commissions and Licensing Fees on the Condensed Consolidated Statements of Income. As a result of this change, net sales for the first quarter of 2009 does not reflect Candies revenue while net sales in the first quarter of 2008 reflected revenue of $4,852 for the Candies business.

Despite the challenging retail environment, we posted a net sales increase of 7% for the quarter ended March 31, 2009 when compared to the same period of the prior year. Consolidated net sales for the first quarter of 2009 were $107,429 as compared to $100,539 in the first quarter of 2008. Our gross margin increased in the first quarter of 2009 to 40.5%, 50 basis points greater than the 40% achieved in the first quarter of last year. During the quarter ended March 31, 2009, net income increased to $6,577 compared to $2,052 in the same period of last year. The 2008 net income includes a charge of $4,921 ($3,002 net of taxes) related to the resignation of our former Chief Executive Officer and Chairman of the Board (“CEO”) in March of 2008. Diluted EPS for the first quarter of 2009 was $0.37 per share on 17,972,000 diluted weighted average shares outstanding compared to $0.10 per share on 20,264,000 diluted weighted average shares outstanding in the first quarter of last year. The charges related to the resignation of our former CEO reduced EPS in the first quarter of last year by $0.15.

In our retail division, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout all of first quarters of 2009 and 2008) increased 7.6%. As of March 31, 2009, we had 94 stores in operation, compared to 100 stores as of March 31, 2008. Sales per square foot increased to $639 in 2009 compared to sales per square foot of $636 achieved in 2008.

As of March 31, 2009, our total inventory increased to $28,071 from $26,407 as of March 31, 2008 and the inventory turn (calculated on a trailing twelve month average) increased to 8.1 times compared to 7.9 times last year. Our accounts receivable average collection days improved to 54 days in the first quarter of 2009 compared to 57 days during the same period of last year. As of March 31, 2009, we had $92,630 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders equity of $214,100. Working capital increased to $133,020 as of March 31, 2009, compared to $91,138 on March 31, 2008 primarily due to the accumulated net income earned during the twelve month period ended March 31, 2009.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information
Three Months Ended
March 31
($ in thousands)

	2009		2008

CONSOLIDATED:

Net sales	$107,429	100%	$100,539	100%
Cost of sales	63,942	60	60,324	60
Gross profit	43,487	40	40,215	40
Other operating income - net of expenses	2,905	3	3,356	3
Operating expenses	36,088	34	40,734	40
Income from operations	10,304	9	2,837	3
Interest and other income - net	396	1	526	1
Income before income taxes	10,700	10	3,363	4
Net income	6,577	6	2,052	2

By Segment:
WHOLESALE SEGMENT:

Net sales	$81,285	100%	$75,560	100%
Cost of sales	50,307	62	47,274	63
Gross profit	30,978	38	28,286	37
Operating expenses	18,070	22	22,522	29
Income from operations	12,908	16	2,764	9

RETAIL SEGMENT:

Net sales	$26,144	100%	$24,979	100%
Cost of sales	13,635	52	13,050	52
Gross profit	12,509	48	11,929	48
Operating expenses	18,018	69	18,212	73
Loss from operations	(5,509)	(21)	(6,283)	(25)
Number of stores	94		100

FIRST COST SEGMENT:

Other commission income - net of expenses	$2,068	100%	$2,340	100%

LICENSING SEGMENT:

Licensing income - net of expenses	$837	100%	$1,016	100%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Consolidated:

Total net sales for the three-month period ended March 31, 2009 increased by 7% to $107,429 from $100,539 for the comparable period of 2008. A net sales increase in the Wholesale Division of 8% was accompanied by a net sales increase of 5% in the Retail Division. Overall gross profit margin increased 50 basis points to 40.5% in the first quarter of 2009 from 40.0% in the first quarter of 2008. During the first quarter of 2008, we recorded a one-time charge of $4,921 related to the resignation of our former CEO. Operating expenses for the three months ended March 31, 2009 were $36,088 compared to $40,734, or $35,813 exclusive of the one-time charge, in the same period last year. As a percentage of sales, exclusive of the one-time charge of $4,921 in 2008, operating expenses for the first quarter of 2009 decreased to 33.6% from 35.6% in the same period of last year, reflecting our ability to manage our costs even while sales are increasing. Commission and licensing fee income was $2,905 in the first quarter of 2009 compared to $3,356 in the first quarter of 2008. Operating income for the quarter ended March 31, 2009 was $10,304 while in the same period of last year, including the one-time charge of $4,921 related to the resignation of the CEO, operating income was $2,837. Net income for the first quarter of 2009 was $6,577 and, including the charge of $4,921 ($3,002 net of tax effect) related to the resignation of our CEO, net income for the quarter ended March 31, 2008 was $2,052.

Wholesale Segment:

Net sales generated by the Wholesale Segment accounted for $81,285 or 76%, and $75,560 or 75% of total Company net sales for the first quarters of 2009 and 2008, respectively. The 8% increase in net sales was propelled primarily by double digit net sales increases in three of our wholesale divisions. The Madden Girl Division continued its growth trend from 2008 by posting a net sales increase of over 20%. This net sales increase is the result of Madden Girl’s strong product performance at retail that has resulted in an increased store count with department stores such as Macy’s. Net sales in the Steve Madden Womens Division increased by 10% primarily due to the strong performance of flat sandals and wedges during the quarter. Our Accessories Division maintained its momentum established in 2008 by achieving an 11% sales increase in the first quarter of 2009 due to robust retail sales of Betsey Johnson, Steve Madden and Steven handbags during the quarter. Net sales for the first quarter of 2009 were also impacted by the previously mentioned shifts related to our Candies and International businesses. As a result of the transition of our Candies business from a “wholesale” model to a “first cost” model, net sales for the first quarter of 2009 did not reflect Candies revenue while net sales in the first quarter of 2008 reflected revenue of $4,852 for the Candies business. Prior to 2009, our International business operated under the “first cost” model and thus the revenues were included in Commissions and Licensing Fees on the Statement of Income. In 2009, our International business began to operate under the “wholesale” model and thus, as of the first quarter of 2009, international revenues are included in the Net Sales line on the Statement of Income. For the quarter ended March 31, 2009, our International business contributed net sales of $5,184. The sales increases outlined above were partially offset by a 7% net sales decrease in the Madden Mens division, primarily due to the general softness in the casual category. A modest decrease in the net sales in our Stevies division was the result of a department store customer transitioning to our First Cost Division.

Gross profit margin in the Wholesale segment increased to 38.1% in the first quarter of this year from 37.4% in the same period last year, primarily due to a decrease in markdown allowances and savings in our inbound freight costs. In the first quarter of 2009, operating expenses decreased to $18,070 compared to $22,522 in the prior year, primarily due to the charge of $4,921 related to the resignation of our CEO that was recorded in the first quarter of 2008. Income from operations for the Wholesale Division increased to $12,908 for the three-month period ended March 31, 2009 compared to $2,764 for the three-month period ended March 31, 2008.

Retail Segment:

Net sales generated by the Retail Division accounted for $26,144, or 24%, and $24,979, or 25%, of total net sales for the three-month periods ended March 31, 2009 and 2008, respectively. We opened three new stores and closed nine under-performing stores during the twelve months ended March 31, 2009. As a result, we had 94 retail stores as of March 31, 2009 compared to 100 stores as of March 31, 2008. The 94 stores currently in operation include 89 under the Steve Madden brand, four under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the first quarters of 2008 and 2007) increased 7.7% in the first quarter of this year due primarily to strong boot sales early in the quarter and the success of casual flats throughout the quarter. Gross profit as a percentage of sales remained at 47.8% for the three-month periods ended March 31, 2009 and 2008. In the first quarter of 2009, operating expenses decreased to $18,018 compared to $18,212 in the first quarter of 2008. As a percentage of sales, operating expenses decreased to 68.9% in the first quarter of 2009 compared to 72.9% in the same quarter of 2008 reflecting our ability to manage our costs even while sales are increasing. Loss from operations for the Retail Division was $5,509 for the three-month period ended March 31, 2009 compared to $6,283 for the same period of 2008.

First Cost Segment:

The First Cost Division generated net commission income and design fees of $2,068 for the three-month period ended March 31, 2009, compared to $2,340 for the comparable period of 2008.

Licensing Segment:

During the quarter ended March 31, 2009, licensing income decreased to $837 from $1,016 in the same period of last year primarily due to a decrease in sales by one of our licensees.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

We had working capital of $133,020 at March 31, 2009 compared to $122,246 at December 31, 2008. The increase was primarily due to the net income for the three months ended March 31, 2009.

Under the terms of our factoring agreement with GMAC Commercial Finance LLC (“GMAC”), as amended, we may request advances from the factor of up to 85% of aggregate receivables factored by GMAC. This agreement, which has no specific expiration date and can be terminated by either party with 60 days written notice after June 30, 2009, provides us with a $50 million credit facility with a $25 million sub-limit on the aggregate face amount of Letters of Credit with some other stipulations. In November of 2008, we borrowed the maximum amount allowed by the terms of the agreement. As of December 31, 2008, we had advances payable due to GMAC of $30,168 against gross factored receivables of $44,082. Subsequent to the year end, we began reducing the loan balance with the proceeds from the collections of factored accounts receivable, and as of February 17, 2009, the loan was completely paid off. The interest rate on the advances, which has changed from time to time by amendments to the agreement and which is currently a variable rate based on the 30-day London Interbank Offered Rate (LIBOR), averaged 3.9% through the date of repayment.

As of March 31, 2009, we held marketable securities valued at $29,395, consisting primarily of corporate and municipal bonds, U.S. Treasury notes and equities.

We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the three-month period ended March 31, 2009, net cash provided by operating activities was $3,825. The primary sources of cash were net income of $6,557, decreases in inventory of $3,526 and prepaid expenses, prepaid taxes, deposits and other assets of $2,636. The primary uses of cash were an increase in due from factor of $5,793, a decrease in accounts payable and other accrued expenses of $3,556 and an increase in accounts receivable of $1,399.

INVESTING ACTIVITIES
($ in thousands)

During the three-month period ended March 31, 2009, we invested $81 in marketable securities and received $5,779 from the maturities and sales of securities. We also paid $4,526 for the 2008 provision of the earn-out agreement pertaining to the acquisition of Daniel M. Friedman. Additionally, we made capital expenditures of $1,182, principally for the remodeling of three existing stores, the one new store opened in the current period, leasehold improvements to our corporate office space and for systems enhancements.

FINANCING ACTIVITIES
($ in thousands)

During the three-month period ended March 31, 2009, net cash used in financing activities represented $30,168 repayment of advances from factor.

CONTRACTUAL OBLIGATIONS
($ in thousands)

Our contractual obligations as of March 31, 2009 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	2014 and after

Operating lease obligations	$122,965	$13,561	$34,653	$30,292	$44,459

Purchase obligations	63,008	63,008	—	—	—

Other long-term liabilities (future minimum royalty payments)	4,841	543	4,135	163	—

Total	$190,814	$77,112	$38,788	$30,455	$44,459

At March 31, 2009, we had un-negotiated open letters of credit for the purchase of inventory of approximately $2,517.

We have an employment agreement with Steven Madden, our founder and Creative and Design Chief, which provides for an annual base salary of $600 subject to certain specified adjustments through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA, revenue of any new business and royalty income over $2 million, plus an equity grant and a non-accountable expense allowance.

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $1,815 during the remaining nine months of 2009 and $940 in 2010. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options. Our Chief Operating Officer is entitled to deferred compensation calculated as a percentage of his base salary.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Our estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements: allowance for bad debts, returns, and customer chargebacks; inventory reserves; valuation of intangible assets; litigation reserves and cost of sales.

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

Litigation reserves. Estimated amounts for litigation claims that are probable and can be reasonably estimated are recorded as liabilities in our Condensed Consolidated Financial Statements. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable events of a particular litigation. As additional information becomes available, management will assess the potential liability related to the pending litigation and revise their estimates. Such revisions in management’s estimates of a contingent liability could materially impact our results of operation and financial position.

Cost of sales. All costs incurred to bring finished products to our distribution center and, in the Retail Division, the costs to bring products to our stores, are included in the Cost of Sales line item on our Condensed Consolidated Statement of Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs are included in the Operating Expenses line item of our Condensed Consolidated Statements of Income. We classify shipping costs to customers, if any, as operating expense. Our gross profit margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution as a component of cost of sales, while other companies report on the same basis as we do and include them in operating expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on LIBOR. An analysis of our credit agreements with GMAC can be found in the Liquidity and Capital Resources section under Item 2 of this document.

As of March 31, 2009, we held marketable securities valued at $29,395, which consist primarily of corporate and municipal bonds and U.S. treasury notes, as well as marketable equity securities. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note L and Part I, Item 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Unless otherwise indicated, all proceedings discussed in those earlier reports remain outstanding.

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

ITEM 1A. RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities and we did not repurchase any of our common stock during the quarter ended March 31, 2009.

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

DATE: May 8, 2009

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD

Edward R. Rosenfeld
Chief Executive Officer

/s/ ARVIND DHARIA

Arvind Dharia
Chief Financial Officer