Form 10-Q
period 2009-06-30
STEVEN MADDEN, LTD.
filed 2009-08-07
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

As of August 5, 2009, the latest practicable date, there were 18,083,807 shares of common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
June 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2009	December 31, 2008	June 30, 2008

	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,276	$89,588	$18,849
Accounts receivable, net of allowances of $1,127, $1,530 and $1,141	9,320	5,567	6,391
Due from factor, net of allowances of $10,357, $9,771 and $9,640	48,536	34,311	49,636
Note receivable – related party	—	3,370	3,247
Inventories	29,025	31,597	35,327
Marketable securities – available for sale	10,520	14,609	21,688
Prepaid expenses and other current assets	7,743	5,645	6,463
Prepaid taxes	—	2,069	7,104
Deferred taxes	8,006	7,980	9,493

Total current assets	166,426	194,736	158,198

Note receivable – related party	3,491	—	—
Property and equipment, net	25,562	28,209	27,849
Deferred taxes	6,895	7,112	7,242
Deposits and other	1,942	2,260	2,326
Marketable securities – available for sale	47,839	20,615	5,774
Goodwill – net	23,472	23,574	16,942
Intangibles – net	7,257	8,187	9,167

Total Assets	$282,884	$284,693	$227,498

LIABILITIES
Current liabilities:
Advances payable – factor	$—	$30,168	$—
Accounts payable	22,880	18,018	20,838
Accrued expenses	19,679	16,435	11,197
Accrued incentive compensation	5,836	7,869	6,933

Total current liabilities	48,395	72,490	38,968

Deferred rent	4,925	4,773	4,498
Other liabilities	311	1,188	—

Total liabilities	53,631	78,451	43,466

Commitments, contingencies and other

STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued
Common stock – $.0001 par value, 90,000 shares authorized; 26,345, 26,135 and 25,956 shares issued, 18,083, 17,873 and 17,694 outstanding	3	3	3
Additional paid-in capital	141,353	137,362	133,297
Retained earnings	215,978	197,257	178,949
Other comprehensive (loss):
Unrealized (loss) on marketable securities	(97)	(396)	(233)
Treasury stock – 8,262, 8,262 and 8,262 shares at cost	(127,984)	(127,984)	(127,984)

Total stockholders’ equity	229,253	206,242	184,032

Total Liabilities and Stockholders’ Equity	$282,884	$284,693	$227,498

See accompanying notes to condensed consolidated financial statements - unaudited	1

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net sales	116,472	109,317	223,901	209,856

Cost of sales	66,909	63,780	130,851	124,104

Gross profit	49,563	45,537	93,050	85,752

Commission and licensing fee income – net	7,362	3,203	10,267	6,559
Operating expenses	(37,553)	(36,593)	(73,641)	(77,327)

Income from operations	19,372	12,147	29,676	14,984
Interest and other income, net	368	368	764	894

Income before provision for income taxes	19,740	12,515	30,440	15,878
Provision for income taxes	7,596	4,881	11,719	6,192

Net income	$12,144	$7,634	$18,721	$9,686

Basic income per share	$0.67	$0.43	$1.04	$0.51

Diluted income per share	$0.66	$0.43	$1.03	$0.51

Basic weighted average common shares outstanding	18,014	17,662	17,952	18,839
Effect of dilutive securities – options/restricted stock	280	148	181	184

Diluted weighted average common shares outstanding	18,294	17,810	18,133	19,023

See accompanying notes to condensed consolidated financial statements - unaudited	2

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,

	2009	2008

Cash flows from operating activities:
Net income	$18,721	$9,686
Adjustments to reconcile net income to net cash used in operating activities:
Excess tax benefit from the exercise of options	(7)	(69)
Depreciation and amortization	4,828	4,662
Loss on disposal of fixed assets	560	826
Deferred taxes	191	(148)
Non-cash compensation	2,774	3,237
Provision for bad debts	183	(4,665)
Deferred rent expense	(862)	1,028
Realized loss on marketable securities	55	655
Changes in:
Accounts receivable	(3,350)	2,786
Due from factor	(14,811)	(12,978)
Note receivable – related party	(121)	(121)
Inventories	2,572	(8,130)
Prepaid expenses, prepaid taxes, deposits and other assets	289	(2,001)
Accounts payable and other accrued expenses	10,845	(4,846)

Net cash provided by (used in) operating activities	21,867	(10,078)

Cash flows from investing activities:
Purchase of property and equipment	(1,644)	(3,666)
Purchase of marketable securities	(33,736)	(5,293)
Sale/redemption of marketable securities	10,678	57,415
Acquisitions, net of cash acquired *	(4,526)	(4,923)

Net cash (used in) provided by investing activities	(29,228)	43,533

Cash flows from financing activities:
Repayment of advances from factor	(30,168)	—
Proceeds from options exercised	1,210	79
Tax benefit from exercise of options	7	69
Common stock purchased for treasury	—	(44,200)

Net cash used in financing activities	(28,951)	(44,052)

Net decrease in cash and cash equivalents	(36,312)	(10,597)
Cash and cash equivalents – beginning of period	89,588	29,446

Cash and cash equivalents – end of period	$53,276	$18,849

* The amount for 2009 was accrued at December 31, 2008. The amount for 2008 includes $3,903 which was accrued at December 31, 2007.

See accompanying notes to condensed consolidated financial statements - unaudited	3

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2009
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2008 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 12, 2009.

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

Note C – Due To and From Factor

Under the terms of its factoring agreement with GMAC Commercial Finance LLC (“GMAC”), as amended, the Company may request advances from the factor of up to 85% of aggregate receivables factored by GMAC. In November of 2008, the Company borrowed the maximum amount allowed by the terms of the agreement. As of December 31, 2008, the Company had advances payable due to GMAC of $30,168 against gross factored receivables of $44,082. Subsequent to the year end, the Company began reducing the loan balance with the proceeds from the collections of factored accounts receivable, and as of February 17, 2009, the loan was completely paid off. The interest rate on the advances, which has changed from time to time by amendments to the agreement and which is currently a variable rate based on the 30-day London Interbank Offered Rate (“LIBOR”), averaged 3.9% through the date of repayment. Effective January 1, 2009, the factoring agreement was amended so that the Company retained title to its factored accounts receivable, which would keep its outstanding receivables from being the property of GMAC. On July 13, 2009, the Company terminated the GMAC Agreement, effective on September 14, 2009.

On July 10, 2009, the Company entered into a collection agency agreement with Rosenthal & Rosenthal, Inc., effective upon the termination of the existing factoring agreement with GMAC. The agreement provides the Company with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at the Company’s election, upon either the prime rate or LIBOR.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2009
($ in thousands except share and per share data)

Note D – Note Receivable – Related Party

On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000, in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company stock, which he pledged to the Company as collateral in connection with the loan. Mr. Madden executed a secured promissory note in favor of the Company that bears interest at an annual rate of 8% and was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. An amendment to the note dated December 19, 2007 extended the due date to March 31, 2009. A second amendment dated April 1, 2009 changed the interest rate to 6% and extended the due date of both principal and interest to June 30, 2015. As of June 30, 2009, $491 of interest has accrued on the note and has been reflected on the Company’s Condensed Consolidated Financial Statements. Pursuant to a pledge agreement between the Company and Mr. Madden, the note is secured by 510,000 shares of the Company’s common stock.

Note E – Marketable Securities

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

Note F – Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”. The FSP amended FASB Statement No. 157 to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008 and adopted it for all other assets and liabilities in the first quarter of 2009. The Statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets of liabilities.
•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•	Level 3: Significant unobservable inputs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2009
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

The Company’s financial assets subject to fair value measurements as of June 30, 2009 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy

	Fair value	Level 1	Level 2	Level 3

Cash and cash equivalents	$53,276	$53,276	—	—
Current marketable securities – available for sale	10,520	10,520	—	—
Long-term marketable securities – available for sale	47,839	47,839	—	—

Total	$111,635	$111,635	—	—

During the six months ended June 30, 2009, the Company had no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). As of June 30, 2009, the Company does not have any financial liabilities. No gains or losses resulting from the fair value measurement of financial assets were included in the Company’s earnings.

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

Note G – Fair Value of Financial Instruments

The carrying value of certain financial instruments such as accounts receivable, due from factors, accounts payable and advances payable to factor approximate their fair values due to their short-term nature of their underlying terms. The fair values of the financial instruments and investments are determined by reference to market data and other valuation techniques, as appropriate. Fair value of the note receivable approximates its carrying value based upon its interest rate, which approximates current market interest rates.

Note H – Inventories

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2009
($ in thousands except share and per share data)

Note J – Revenue Recognition

The Company recognizes revenue on wholesale sales when products are shipped pursuant to its standard terms which are freight on board (“FOB”) warehouse or when products are delivered to the consolidators as per the terms of the customers’ purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company’s commission revenue includes partial recovery of its design, product and development costs for the services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development cost recoveries are recognized as earned when title of the product transfers from the manufacturer to the customer and are reported on a net basis after deducting related operating expenses.

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

Note L – Sales Deductions

The Company supports retailers’ initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the Condensed Consolidated Statement of Income as deductions to sales. For the three- and six-month periods ended June 30, 2009, the total deduction to sales for these expenses was $8,438 and $13,592, respectively, as compared to $9,708 and $17,339 for the comparable periods in 2008.

Note M – Cost of Sales

All costs incurred to bring finished products to the Company’s distribution center and, in the Retail Division, the costs to bring products to the Company’s stores, are included in the cost of sales line on the Condensed Consolidated Statement of Income. These include the cost of finished products and related handling costs, purchase commissions, letter of credit fees, brokerage fees, sample expenses, customs duties, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale Division and freight to customers, if any, are included in the operating expenses line item of the Company’s Condensed Consolidated Statements of Income. The Company’s gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2009
($ in thousands except share and per share data)

Note N – Net Income Per Share of Common Stock

Basic income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted income per share reflects the potential dilution assuming shares of common stock were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding shares of common stock. Diluted income per share also reflects the unvested and unissued shares promised to employees that have a dilutive effect. In addition, diluted earnings per share include the amount of unrecognized share-based compensation costs attributed to future services and the amount of tax benefits, if any, that would be credited to Additional Paid-In Capital assuming the exercise of options. For both the three- and six-month periods ended June 30, 2009, 103,000 stock options have been excluded from the calculation because inclusion of such shares would be anti-dilutive as compared with 160,000 stock options that have been excluded from the calculation for the three and six months ended June 30, 2008.

Note O – Stock-Based Compensation

In March 2006, the Board of Directors approved the Steven Madden, Ltd. Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The stockholders approved the Plan on May 26, 2006. The number of shares that may be issued or used under the Plan cannot exceed 1,200,000 shares. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan to 1,550,000. On May 22, 2009, the stockholders approved a second amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 4,064,000. The following table summarizes the number of shares of common stock shares authorized for use under the Plan, the amount of stock-based awards issued (net of expired or cancelled) and the amount of common stock available for the grant of stock-based awards under the Plan:

Common Stock authorized	4,064,000

Stock based awards, including restricted stock and stock options, granted net of expired or cancelled	1,573,000

Common Stock available for grant of stock based awards as of June 30, 2009	2,491,000

Total equity-based compensation for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Stock options	$403	$102	$593	$114
Restricted stock	1,127	1,040	2,181	3,123

Total	$1,530	$1,142	$2,774	$3,237

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2009
($ in thousands except share and per share data)

Note O – Stock-Based Compensation (continued)

On March 24, 2008, the then Chief Executive Officer and Chairman of the Board of Directors of the Company resigned from his positions. For the purposes of determining any payments to which such former executive was entitled following his resignation, it was mutually agreed to treat his resignation as a termination without cause, as defined in his employment agreement. Pursuant to an agreement with the Company, 42,500 shares of restricted stock that were due to vest in varying amounts over the next four years vested on the date of termination. Accordingly, the balance of unamortized stock-based compensation related to the former executive’s restricted stock of $921 was included as a one-time charge in operating expenses during the quarter ended March 31, 2008.

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during both the three- and six-month periods ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Proceeds from stock options exercised	$1,210	$65	$1,210	$79
Intrinsic value of stock options exercised	$1,161	$99	$1,161	$137

During the three and six months ended June 30, 2009, 50,000 options with a fair value of $333 and 66,000 options with a fair value of $423 vested, respectively. During the three and six months ended June 30, 2008, 5,000 options vested with a fair value of $29. As of June 30, 2009, there were 801,000 unvested options with a total of $5,372 of unrecognized compensation cost and an average vesting period of 3.6 years. As of June 30, 2008, there were 260,000 unvested options with a total of $1,503 of unrecognized compensation cost and an average vesting period of 4.3 years. In April of 2008, 100,000 options were granted to Steven Madden, the Company’s Creative and Design Chief and a principal stockholder.

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

	Six months ended June 30,

	2009	2008

Expected volatility	49.9% to 52.1%	42.5% to 42.9%
Risk-free interest rate	1.39% to 1.71%	2.30% to 2.83%
Expected life (in years)	3.9	3.1 to 3.9
Expected dividend yield	None	None
Weighted average fair value	$8.40	$6.55

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2009
($ in thousands except share and per share data)

Note O – Stock-Based Compensation (continued)

Activity relating to stock options granted under the Company’s plans and outside the plans during the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	772,000	$16.18
Granted	482,000	21.02
Exercised	(91,000)	13.30
Cancelled/Forfeited	(13,000)	16.91

Outstanding at June 30, 2009	1,150,000	$18.42	5.4	$8,347

Exercisable at June 30, 2009	359,000	$13.90	3.5	$4,100

Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2009 and 2008:

	2009		2008

	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at January 1	358,000	$29.53	507,000	$30.90
Granted	23,000	22.19	12,000	17.82
Vested	(119,000)	29.83	(164,000)	31.53
Forfeited	(1,000)	34.05	(5,000)	34.05

Non-vested at June 30	261,000	$28.71	350,000	$30.10

As of June 30, 2009, there was $6,030 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 1.8 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

Note P – Acquisition

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2009
($ in thousands except share and per share data)

Note P – Acquisition (continued)

The Daniel M. Friedman acquisition was accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, “Business Combinations”. Accordingly, the assets and liabilities of Daniel M. Friedman were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The total purchase price has been allocated as follows:

Current assets	$9,772
Property, plant and equipment	289
Deposits	62
Intangible assets	8,400
Goodwill	16,424
Liabilities assumed	(4,731)

Net assets acquired	$30,216

Pursuant to the acquisition, the Company had a note receivable from the former owner and namesake of Daniel M. Friedman in the amount of $1,250. The note, which had an interest rate of 5%, was due and payable on the same day that the final earn-out payment was due. The note allowed the maker to offset the principal and interest due on the note against any earn-out monies that might be owed to him. On March 31, 2009, the note was offset against the final earn-out payment.

Note Q – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment for the six months ended June 30, 2009:

	----------Wholesale-----------			Net Carrying
	Footwear	Accessories	Retail	Amount

Balance at January 1, 2009	$1,547	$16,526	$5,501	$23,574
Adjustment of purchase price – Daniel M. Friedman	0	(102)	0	(102)

Balance at June 30, 2009	$1,547	$16,424	$5,501	$23,472

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2009
($ in thousands except share and per share data)

Note Q – Goodwill and Intangible Assets (continued)

The following table details identifiable intangible assets as of June 30, 2009:

	Estimated lives	Cost basis	Accumulated Amortization	Net carrying amount

Trade name	6 years	$200	$116	$84
Customer relationships	10 years	6,400	1,703	4,697
License agreements	3-6 years	5,600	3,619	1,981
Non-compete agreement	5 years	930	439	491
Other	3 years	14	10	4

		$13,144	$5,887	$7,257

The estimated future amortization expense of purchased intangibles as of June 30, 2009 is as follows:

2009 (remaining six months)	$929
2010	1,856
2011	1,381
2012	642
2013	642
Thereafter	1,807

$7,257

Note R – Comprehensive Income

Comprehensive income for the three- and six-month periods ended June 30, 2009, after considering other comprehensive income including unrealized gain on marketable securities of $261 and $299, was $12,405 and $19,020, respectively. For the comparable periods ended June 30, 2008, after considering other comprehensive gain (loss) on marketable securities of $30 and ($172), comprehensive income was $7,664 and $9,514, respectively.

Note S – Recently Issued Accounting Standards

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2009
($ in thousands except share and per share data)

Note S – Recently Issued Accounting Standards (continued)

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in FASB Statement No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provision in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The adoption of FSP No. 141R-1 did not have a material impact on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the Condensed Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on our Condensed Consolidated Financial Statements.

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

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. 157-4 provides additional guidance for estimating fair value under FASB No. 157 “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. The adoption of FSP No. 157-4 in the second quarter of 2009 did not have a material impact on our Condensed Consolidated Financial Statements. Additionally, the FASB issued FSP 107-1 and Accounting Principles Board Opinion APB 29-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP No. 107-1/APB 28-1”). FSP No. 107-1/APB 28-1 requires fair value disclosures in interim financial statements for financial instruments that are not reflected in the balance sheet at fair value. The adoption of FSP No. 107-1/APB 28-1 in the second quarter of 2009 did not have a material impact on our Condensed Consolidated Financial Statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2009
($ in thousands except share and per share data)

Note S – Recently Issued Accounting Standards (continued)

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”, (“SFAS No. 165”). SFAS No. 165 establishes the period after the balance sheet date during which management of a reporting entity should evaluate events of transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this standard in the second quarter of 2009 and have evaluated any subsequent events through August 7, 2009. See Note U for additional disclosure regarding subsequent events.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification did not change GAAP but reorganizes the literature. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.

Note T – Commitments, Contingencies and Other

     Legal proceedings:

(a)

On or about June 15, 2009, the Company was named as a defendant in a class action lawsuit filed in Los Angeles County Superior Court, California. The Complaint, which seeks unspecified damages, alleges violations of California Labor Laws. Specifically, it alleges that the Company failed to provide mandated breaks to its employees and failed to provide overtime pay as required. Management believes that it is not currently possible to assess whether or not there will be any impact at all from this action, or if there is, what effect the ultimate resolution of the matter might have on the results of operation, financial position or cash flows.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2009
($ in thousands except share and per share data)

Note U – Subsequent Event

On July 8, 2009, the Company acquired certain of the assets constituting the Zone 88 and Shakedown Street lines of SML Brands, LLC, a subsidiary of Aimee Lynn, Inc. SML Brands designs and markets primarily private label accessories, principally handbags, for mass merchants and mid-tier retailers. The acquisition was completed for $1,259 in cash less the assumption of certain liabilities associated with the lines acquired.

Note V – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department and specialty stores worldwide, derives revenue from sales of branded women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods, derives revenues from sales to department and specialty stores worldwide. The Retail segment, through the operation of Company owned retail stores and the Company’s website, derives revenue from sales of branded women’s, men’s and children’s footwear and accessories. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent of footwear products to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of footwear. In the License segment, the Company licenses its Steve Madden and Steven trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding and hosiery.

Candies has been transitioned from a “wholesale” model to a “first cost” model, and therefore revenues for the six months ended June 30, 2009 are included in the First Cost segment. As a result of this change, for the three months and six months ended June 30, 2009, net sales for the Wholesale Footwear segment does not reflect Candies revenue while net sales in the same periods of 2008 reflected revenue of $4,223 and $9,075, respectively, for the Candies business.

	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
Three months ended, June 30, 2009:
Net sales to external customers	$74,204	$13,993	$88,197	$28,275			$116,472
Gross profit	28,345	4,134	32,479	17,084			49,563
Commissions and licensing fees - net	—	—	—	—	$6,389	$973	7,362
Income from operations	10,803	754	11,557	453	6,389	973	19,372
Segment assets	$183,252	$45,484	228,736	44,907	9,241	—	282,884
Capital expenditures			$212	$250	$—	$—	$462

June 30, 2008:
Net sales to external customers	$64,835	$14,591	$79,426	$29,891			$109,317
Gross profit	22,752	4,770	27,522	18,015			45,537
Commissions and licensing fees - net	—	—	—	—	$2,500	$703	3,203
Income (loss) from operations	7,631	1,349	8,980	(36)	2,500	703	12,147
Segment assets	$121,941	$26,353	148,294	48,114	31,090	—	227,498
Capital expenditures			$169	$1,211	$—	$—	$1,380

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2009
($ in thousands except share and per share data)

Note V – Operating Segment Information (continued)

	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
Six months ended, June 30, 2009:
Net sales to external customers	$139,405	$30,077	$169,482	$54,419			$223,901
Gross profit	54,147	9,310	63,457	29,593			93,050
Commissions and licensing fees - net	—	—	—	—	$8,457	$1,810	10,267
Income (loss) from operations	21,665	2,800	24,465	(5,056)	8,457	1,810	29,676
Segment assets	$183,252	$45,484	228,736	44,907	9,241	—	282,884
Capital expenditures			$403	$1,241	$—	$—	$1,644

June 30, 2008:
Net sales to external customers	$125,863	$29,123	$154,986	$54,870			$209,856
Gross profit	45,718	10,090	55,808	29,944			85,752
Commissions and licensing fees - net	—	—	—	—	$4,840	$1,719	6,559
Income (loss) from operations	11,754	2,990	14,744	(6,319)	4,840	1,719	14,984
Segment assets	$121,941	$26,353	148,294	48,114	31,090	—	227,498
Capital expenditures			$1,549	$2,117	$—	$—	$3,666

Prior to 2009, the Company’s international business operated under the “first cost” model and thus the revenues were included in Commissions and Licensing Fees on the Condensed Consolidate Statements of Income. In 2009, the Company’s international business began to operate under the “wholesale” model and thus, commencing with the first quarter of 2009, international revenues are included in the Net Sales line on the Condensed Consolidated Statements of Income. For the three- and six-month periods ended June 30, 2009, foreign net sales were $5,165 and $10,349, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the unaudited Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report.

This Quarterly Report contains certain forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally forward-looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview:
($ in thousands, except retail sales data per square foot and earnings per share)

Steven Madden, Ltd. and its subsidiaries (the “Company”) designs, sources, markets and retails fashion-forward footwear for women, men and children. In addition, we design, source, market and retail name brand and private label fashion accessories, such as handbags and belts, through our Accessories Division. We distribute products through department and specialty stores, our retail stores, our e-commerce website throughout the United States and through special distribution arrangements in Canada, Europe, Central and South America, Australia and Asia. Our product line includes a broad range of updated styles which are designed to establish or capitalize on market trends, complemented by core products. We have established a reputation for our creative designs, popular styles and quality products, all delivered more efficiently and quickly than our competitors, and at accessible price points.

Prior to 2009, our international business operated under the “first cost” model and thus the revenues derived from our international business were included in Commissions and Licensing Fees on the Condensed Consolidated Statements of Income. In order to improve operating efficiencies, and to give our international partners better visibility in the process, as of January of 2009, we have changed the operating model for our international business to the “wholesale” model. Under the “wholesale” model, we will be able to manage inventory levels, improve delivery times, and increase our ability to receive payments on a timely basis. As a result of this change, commencing with the first quarter of 2009, international revenues are now included in the Net Sales line on the Condensed Consolidated Statements of Income. For the quarter ended June 30, 2009, our international business contributed net sales of $5,165, or 4.4% of our net sales.

Net sales for the second quarter of 2009 also reflect shifts related to our Candies businesses, which we distribute exclusively to Kohl’s. Pursuant to a mutual agreement with Kohl’s, Candies has been transitioned from a wholesale model to a “first cost” model, and therefore revenues for the second quarter of 2009 are included in Commissions and Licensing Fees on the Condensed Consolidated Statements of Income. As a result of this change, net sales for the second quarter of 2009 does not reflect Candies revenue while net sales in the second quarter of 2008 reflected revenue of $4,223 for the Candies business.

Despite the ongoing global economic challenges, we continued our trend of positive sales and earnings growth during the second quarter of 2009. Our consolidated net sales increased 7% to $116,472 in the second quarter of 2009 when compared to consolidated net sales of $109,317 achieved in the same period of last year. Gross margin in the second quarter of 2009 improved to 43% from 42% in the second quarter of 2008. Net income increased 59% in the second quarter of this year to $12,144, compared with $7,634 in the same period last year. As a percentage of net sales, our net income improved to 10% in the second quarter of 2009 from 7% in the same period of last year. Diluted earnings per share for the second quarter of 2009 increased 53% to $0.66 per share on 18,294,000 diluted weighted average shares outstanding compared to $0.43 per share on 17,810,000 diluted weighted average shares outstanding in the second quarter of last year.

In our retail segment, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout the second quarters of 2009 and 2008) decreased 5.4%. As of June 30, 2009, we had 92 stores in operation, compared to 98 stores as of June 30, 2008. During the twelve months ended June 30, 2009, sales per square foot was $627 compared to $635 achieved in the same period of 2008.

As of June 30, 2009, our total inventory decreased to $29,025 from $35,327 as of June 30, 2008, and our annualized inventory turnover improved to 8.6 times in the second quarter of 2009 from 8.1 times in the second quarter of 2008. Our accounts receivable average days outstanding improved to 52 days in the second quarter of 2009 compared to 57 days in the second quarter of the previous year. As of June 30, 2009, we had $111,635 in cash, cash equivalents and marketable securities, no short- or long-term debt, and total stockholders’ equity of $229,253. Working capital decreased to $118,031 as of June 30, 2009, compared to $119,230 on June 30, 2008.

On July 8, 2009, we acquired certain of the assets constituting the Zone 88 and Shakedown Street lines of SML Brands, LLC, a subsidiary of Aimee Lynn, Inc. SML Brands designs and markets primarily private label accessories, principally handbags, for mass merchants and mid-tier retailers. The acquisition was completed for $1,259 in cash less the assumption of certain liabilities associated with the lines acquired. We believe this acquisition will enable us to expand our accessories business in the private label arena with value priced customers.

The following tables set forth certain selected financial information relating to the results of operations for the periods indicated:

Selected Financial Information
Three Months Ended
June 30
($ in thousands)

	2009		2008

CONSOLIDATED:

Net sales	$116,472	100%	$109,317	100%
Cost of sales	66,909	57	63,780	58
Gross profit	49,563	43	45,537	42
Other operating income – net of expenses	7,362	6	3,203	3
Operating expenses	37,553	32	36,593	34
Income from operations	19,372	17	12,147	11
Interest and other income – net	368	0	368	0
Income before income taxes	19,740	17	12,515	11
Net income	12,144	10	7,634	7

By Segment:
WHOLESALE SEGMENT:

Net sales	$88,197	100%	$79,426	100%
Cost of sales	55,718	63	51,904	65
Gross profit	32,479	37	27,522	35
Operating expenses	20,922	24	18,542	23
Income from operations	11,557	13	8,980	12

RETAIL SEGMENT:

Net sales	$28,275	100%	$29,891	100%
Cost of sales	11,191	40	11,876	40
Gross profit	17,084	60	18,015	60
Operating expenses	16,631	59	18,051	60
Income (loss) from operations	453	1	(36)	0
Number of stores	92		98

FIRST COST SEGMENT:

Other commission income – net of expenses	$6,389	100%	$2,500	100%

LICENSING SEGMENT:

Licensing income – net of expenses	$973	100%	$703	100%

Selected Financial Information
Six Months Ended
June 30
($ in thousands)

	2009		2008

CONSOLIDATED:

Net sales	$223,901	100%	$209,856	100%
Cost of sales	130,851	58	124,104	59
Gross profit	93,050	42	85,752	41
Other operating income – net of expenses	10,267	4	6,559	3
Operating expenses	73,641	33	77,327	37
Income from operations	29,676	13	14,984	7
Interest and other income – net	764	1	894	1
Income before income taxes	30,440	14	15,878	8
Net income	18,721	8	9,686	5

By Segment:
WHOLESALE SEGMENT:

Net sales	$169,482	100%	$154,986	100%
Cost of sales	106,025	63	99,178	64
Gross profit	63,457	37	55,808	36
Operating expenses	38,992	23	41,064	26
Income from operations	24,465	14	14,744	11

RETAIL SEGMENT:

Net sales	$54,419	100%	$54,870	100%
Cost of sales	24,826	46	24,926	45
Gross profit	29,593	54	29,944	55
Operating expenses	34,649	63	36,263	66
Income (loss) from operations	(5,056)	(9)	(6,319)	(11)
Number of stores	92		98

FIRST COST SEGMENT:

Other commission income – net of expenses	$8,457	100%	$4,840	100%

LICENSING SEGMENT:

Licensing income – net of expenses	$1,810	100%	$1,719	100%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Consolidated:

Net sales for the three months ended June 30, 2009 increased by 7% to $116,472 from $109,317 for the comparable period of 2008. A net sales increase of 11% in the Wholesale Segment was partially offset by a net sales decrease of 5% in the Retail Segment. Our gross margin improved in the second quarter of 2009 to 43% compared to 42% in the same period of last year. Operating expenses increased in the second quarter of this year to $37,553 from $36,593 in the same period last year. As a percentage of sales, operating expenses decreased to 32% in the second quarter of 2009 from 34% in the same period of last year. Our commission and licensing fee income increased to $7,362 in the second quarter of 2009 compared to $3,203 in the second quarter of 2008. Income from operations and net income both increased by 59% in the second quarter of 2009 when compared to the second quarter of 2008. Income from operations was $19,372 and net income was $12,144 in the second quarter of this year compared to income from operations of $12,147 and net income of $7,634 in the same period last year.

Wholesale Segment:

Net sales from the Wholesale Segment accounted for $88,197 or 76%, and $79,426 or 73% of our total net sales for the second quarter of 2009 and 2008, respectively. The 11% increase in net sales was driven primarily by significant net sales increases in two divisions of our Wholesale Segment. Net sales in our Steve Madden Women’s Division increased by 16% primarily due to the strong performance of flat sandals, particularly thongs, during the quarter. The Madden Girl Division continued its growth trend from 2008 by posting a net sales increase of 14%. This net sales increase in Madden Girl was due to the strong performance at retail of flat shoes and sandals combined with an increased door count with department stores such as Macy’s. In addition, net sales increased in our Kids Division, primarily due to the growth in our business with Justice, a 900 door specialty retailer. Finally, Elizabeth and James and Fabulosity, our new brands that were not in existence in the second quarter of last year, contributed net sales of $832 and $806, respectively, in the second quarter of 2009. Net sales for the second quarter of 2009 were also impacted by the previously mentioned shifts related to our Candies and international businesses. The net effect of the shift of our Candies business from a “wholesale” model to a “first cost” model, and the reverse shift of our international business from a “first cost” model to a “wholesale” model, was an increase of net sales of $942 in the second quarter of 2009. The sales increases outlined above were partially offset by a 7% net sales decrease in the Madden Men’s Division, primarily due to the general softness in the men’s casual category.

Gross profit margin in the Wholesale Segment increased to 37% in the second quarter of this year from 35% in the same period last year, primarily due to a decrease in markdown allowances to our retail customers and savings in our inbound freight costs. In the second quarter of 2009, operating expenses increased to $20,922 from $18,542 in the second quarter last year, primarily due to an increase in the provision for incentive based compensation reflective of the Company’s increase in profitability, and an increase in non-cash, stock based compensation. As a result of the increases in sales and gross margin as offset by higher operating expense, income from operations for the Wholesale Segment increased to $11,557 for the three-month period ended June 30, 2009 compared to $8,980 for the three-month period ended June 30, 2008.

Retail Segment:

In the second quarter of 2009, net sales from the Retail Segment accounted for $28,275 or 24% of our total net sales compared to $29,891 or 27% in the same period last year. We opened three new stores and closed nine under-performing stores during the twelve months ended June 30, 2009. As a result, we had 92 retail stores as of June 30, 2009 compared to 98 stores as of June 30, 2008. The 92 stores currently in operation include 87 under the Steve Madden brand, four under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the second quarters of 2009 and 2008) decreased 5.4% in the second quarter of this year. The net sales decrease was primarily due to unseasonably cool spring weather in the northeast that depressed sandal sales as well as the general softness in the retail environment. During the quarter ended June 30, 2009, gross margin remained unchanged from the same period in 2008 at 60%. In the second quarter of 2009, operating expenses decreased to $16,631 or 59% as a percentage of net sales, from $18,051 or 60% as a percentage of net sales, in the second quarter last year. The decrease in operating expenses is due to a reduction of payroll, rent, depreciation and other overhead expenses related to the six fewer stores in operation during the second quarter of 2009 compared with the same period of last year, in addition to other operating efficiencies put in place. Income from operations for the Retail Segment was $453 in the second quarter of this year compared to a loss from operations of $36 for the same period in 2008.

First Cost Segment:

The First Cost Segment generated net commission income and design fees of $6,389 for the three-month period ended June 30, 2009, compared to $2,500 for the comparable period of 2008. The main drivers of the increase were first, the shift of our Candies business to the First Cost Segment, followed by the success of our new l.e.i. brand at Wal-mart that began shipping in the fourth quarter of 2008, in addition to a growth in our private label business with Target.

Licensing Segment:

During the quarter ended June 30, 2009, licensing income increased to $973 from $703 in the same period of last year, primarily due to an increase in sales by several of our licensees.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Consolidated:

A 9% increase in net sales in the Wholesale Segment that was partially offset by a 1% decrease in net sales in the Retail Segment drove total net sales for the six-month period ended June 30, 2009 up 7% to $223,901 from $209,856 for the comparable period of 2008. During the six months ended June 30, 2009, gross margin improved to 42% compared to 41% in the same period of last year. An increase in the Wholesale gross profit margin to 37% in the first six months of this year compared to 36% in the same period last year was partially offset by a decrease in the Retail gross profit margin to 54% in the first six months of this year from 55% in the same period last year. Operating expenses decreased in the first half of this year to $73,641 from $77,327 in the same period last year. The decrease is due to $4,921 of charges related to the resignation of our former Chief Executive Officer and Chairman of the Board in March of last year, and was partially offset by an increase in the provision for incentive based compensation reflective of the Company’s increase in profitability. Commission and licensing fee income increased to $10,267 in the first six months of 2009 compared to $6,559 in the first six months of 2008. Net income increased to $18,721 in the first six months of this year compared to $9,686 in the same period last year.

Wholesale Segment:

Net sales from the Wholesale Segment accounted for $169,482 or 76%, and $154,986 or 74% of our total net sales for the first six months of 2009 and 2008, respectively. The increase in sales was driven by the strong performance of our Madden Girl and Steve Madden Women’s Divisions. The Madden Girl Division continued its growth trend from 2008 by posting a net sales increase of 16%. This net sales increase in Madden Girl was due to the strong performance at retail of flat shoes and sandals in the second quarter combined with an increased door count with Macy’s. Net sales in the Steve Madden Women’s Division increased by 13% primarily due to the strong performance of flat sandals and wedges during the period. Net sales also increased 4% in our Accessories business and 2% in our Kids Division. Finally, Elizabeth and James and Fabulosity, our new brands that were not in existence in the first half of last year, contributed net sales of $832 and $761, respectively, in the six months ended June 30, 2009. Net sales for the second quarter of 2009 were also impacted by the previously mentioned shifts related to our Candies and International businesses. The net effect of the shift of our Candies business from a “wholesale” model to a “first cost” model, and the reverse shift of our international business from a “first cost” model to a “wholesale” model, was an increase of net sales of $1,274 during the six months ended June 30, 2009. The sales increases outlined above were partially offset by a 10% net sales decrease in the Madden Men’s Division, primarily due to the general softness in the men’s casual category.

Gross profit margin increased to 37% in the first six months of this year from 36% in the same period last year, primarily due to a decrease in markdown allowances to our retail customers and savings in our inbound freight costs. In the first six months of 2009, operating expenses decreased to $38,992 from $41,064 in the same period of 2008. The decrease is due to $4,921 of charges related to the resignation of our former Chief Executive Officer and Chairman of the Board in March of last year, and was partially offset by an increase in the provision for incentive based compensation reflective of the Company’s increase in profitability. Income from operations for the Wholesale Segment increased 60% to $24,465 for the six-month period ended June 30, 2009 compared to $14,744 for the same period of 2008.

Retail Segment:

In the first six months of 2009, net sales from the Retail Segment accounted for $54,419 or 24% of our total net sales compared to $54,870 or 26% in the same period last year. We opened three new stores and closed nine under-performing stores during the twelve months ended June 30, 2009. As a result, we had 92 retail stores as of June 30, 2009 compared to 98 stores as of June 30, 2008. The 92 stores currently in operation include 87 under the Steve Madden brand, four under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the first six months of 2009 and 2008) increased 0.9% in the first six months of this year. The gross margin in the Retail Segment decreased to 54% in the six months ended June 30, 2009 from 55% in the corresponding six months of 2008 primarily due to an increase in promotional activity required to sell slow moving inventory. During the six months ended June 30, 2009, operating expenses decreased to $34,649 or 63% as a percentage of net sales, from $36,263 or 66% as a percentage of net sales, in the same period of last year. The decrease in operating expenses is primarily due to a reduction of payroll, rent, depreciation and other overhead expenses related to the six fewer stores in operation during the second quarter of 2009 compared with the same period of last year, in addition to other operating efficiencies put in place. Loss from operations for the Retail Segment was $5,056 in the first six months of this year compared to a loss from operations of $6,319 for the same period in 2008.

First Cost Segment:

The First Cost Segment generated net commission income and design fees of $8,457 for the six-month period ended June 30, 2009 compared to $4,840 for the comparable period of 2008. The main drivers of the increase were first, the shift of our Candies business to the First Cost Segment, followed by the success of our new l.e.i. brand with Wal-mart that we began shipping in the fourth quarter of 2008, in addition to a growth in our private label business with Target.

Licensing Segment:

During the six months ended June 30, 2009, licensing income increased to $1,810 from $1,719 in the same period of last year.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

Our working capital decreased to $118,846 at June 30, 2009 compared to $122,246 at December 31, 2008. The decrease was primarily due to our increased investment in long-term marketable securities of $27,224, net, during the first half of the year.

Under the terms of our factoring agreement with GMAC Commercial Finance LLC (“GMAC”), as amended, we may request advances from the factor of up to 85% of aggregate receivables factored by GMAC. This agreement, which has no specific expiration date and can be terminated by either party with 60 days written notice after June 30, 2009, provides us with a $50,000 credit facility with a $25,000 sub-limit on the aggregate face amount of letters of credit with some other stipulations. In November of 2008, we borrowed the maximum amount allowed by the terms of the agreement. As of December 31, 2008, we had advances payable due to GMAC of $30,168 against gross factored receivables of $44,082. Subsequent to the year end, we began reducing the loan balance with the proceeds from the collections of factored accounts receivable, and as of February 17, 2009, the loan was completely paid off. The interest rate on the advances, which has changed from time to time by amendments to the agreement and which is currently a variable rate based on the 30-day London Interbank Offered Rate (“LIBOR”), averaged 3.9% through the date of repayment. On July 13, 2009, we terminated the GMAC Agreement, effective on September 14, 2009.

On July 10, 2009, we entered into a collection agency agreement with Rosenthal & Rosenthal, Inc., effective upon the termination of the existing factoring agreement with GMAC. The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR.

As of June 30, 2009, we held marketable securities valued at $58,359 consisting primarily of corporate and municipal bonds, U.S. Treasury notes and equities.

Management believes that, based upon our current financial position and available cash and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2009, net cash provided in operating activities was $21,867. The primary sources of cash was the net income of $18,721, a decrease in inventory of $2,572 and an increase in accounts payable and other accrued expenses of $10,845. The primary uses of cash were an increase in accounts receivable of $3,350 and an increase in due from factor of $14,811.

INVESTING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2009, we invested $33,736 in marketable securities and received $10,678 from the maturities and sales of securities. We also invested $4,526 in additional acquisition costs associated with our acquisition of Daniel M. Friedman. Additionally, we made capital expenditures of $1,644, principally for the remodeling of six existing stores, the one new store opened in the current period, leasehold improvements to our corporate office space and enhancements to operating systems.

FINANCING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2009, we repaid advances from factor totaling $30,168. We also received $1,210 in cash and realized a tax benefit of $7 in connection with the exercise of stock options.

CONTRACTUAL OBLIGATIONS
($ in thousands)

Our contractual obligations as of June 30, 2009 were as follows:

	Payment due by period

Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	2014 and after

Operating lease obligations	$111,696	$8,815	$33,064	$28,617	$41,200

Purchase obligations	59,250	59,250	0	0	0

Other long-term liabilities (future minimum royalty payments)	4,448	150	4,135	163	0

Total	$175,394	$68,215	$37,199	$28,780	$41,200

At June 30, 2009, we had un-negotiated open letters of credit for the purchase of inventory of approximately $3,327.

We have an employment agreement with Steven Madden, our Creative and Design Chief and a principal stockholder of the Company, which provides for an annual base salary of $600 subject to certain specified adjustments through June 30, 2015. The agreement also provides for annual bonuses based on EBITDA, revenue of any new business and royalty income over $2,000, plus an equity grant and a non-accountable expense allowance.

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $1,210 for the remaining six months of 2009 and $940 in 2010. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options. Our Chief Operating Officer is entitled to deferred compensation calculated as a percentage of his base salary.

Ninety-nine percent (99%) of our products are produced at by manufacturing companies overseas, the majority of which are located in China, with a small percentage located in Brazil, Italy, India, Spain and Mexico. We have not entered into any long-term manufacturing or supply contracts with any of these foreign companies. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 99% of our purchases in U.S. dollars.

INFLATION

We do not believe that the inflation experienced over the last few years in the United States, where we primarily compete, has had a significant effect on our sales or profitability. Historically, we have minimized the impact of product cost increases by improving operating efficiencies, changing suppliers and increasing prices. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

OFF-BALANCE SHEET ARRANGEMNTS

The Company has no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements which have been prepared in accordance with GAAP for interim periods. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Our estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements: allowance for bad debts, returns, and customer chargebacks; inventory reserves; valuation of intangible assets; litigation reserves and cost of sales.

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

Valuation of intangible assets. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-lived Assets”. In accordance with SFAS No. 144, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Litigation reserves. Estimated amounts for litigation claims that are probable and can be reasonably estimated are recorded as liabilities in our Condensed Consolidated Financial Statements. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable events of a particular litigation. As additional information becomes available, management will assess the potential liability related to the pending litigation and revise their estimates. Such revisions in management’s estimates of a contingent liability could materially impact our results of operations and financial position.

Cost of sales. All costs incurred to bring finished products to our distribution center and, in the Retail Division, the costs to bring products to our stores, are included in the cost of sales line item on our Condensed Consolidated Statements of Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of our Condensed Consolidated Statements of Income. We classify shipping costs to customers, if any, as operating expense. Our gross profit margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as we do and include them in operating expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and LIBOR. An analysis of our credit agreements with GMAC and Rosenthal and Rosenthal can be found in the Liquidity and Capital Resources section under Part I, Item 2 of this Report.

As of June 30, 2009, we held marketable securities valued at $58,359, consisting primarily of corporate and municipal bonds, U.S. treasury notes and marketable equity securities. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were, as of the end of the fiscal quarter covered by this Quarterly Report, effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

Certain legal proceedings in which we are involved are discussed in Note L to our Condensed Consolidated Financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in Part I Item 3 of that Annual Report. All proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which are not indicated therein as having been dismissed remain outstanding.

On or about June 15, 2009, we were named as a defendant in a class action lawsuit filed in Los Angeles County Superior Court, California. The Complaint, which seeks unspecified damages, alleges violations of California Labor Laws. Specifically, it alleges that we failed to provide mandated breaks to our employees and failed to provide overtime pay as required. Management believes that it is not currently possible to assess whether or not there will be any impact at all from this action, or if there is, what effect the ultimate resolution of the matter might have on the results of operation, financial position or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities and we did not repurchase any of our common stock during the quarter ended June 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 22, 2009 (the “Annual Meeting”), the stockholders of the Company ratified the appointment of Eisner LLP and approved the amendment and restatement of the Company’s 2006 Stock Incentive Plan. In addition, the stockholders of the Company elected six directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The affirmative vote of the holders of a majority of the total votes cast was required to ratify the appointment of Eisner LLP and to approve the amendment and restatement of the 2006 Stock Incentive of the Plan and the affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

With respect to the approval of the appointment of Eisner LLP, set forth below are the results of the votes cast at the Annual Meeting.

	For	Against	Abstained

Appointment of Eisner LLP	15,576,532	1,049,325	343

With respect to the approval of the amendment to the Company’s 2006 Stock Incentive Plan, set forth below are the results of the votes cast at the Annual Meeting.

	For	Against	Abstained	Broker non-votes

Adoption of the Amended and Restated 2006 Stock Incentive Plan	8,822,603	5,210,214	2,469	2,590,914

With respect to the election of directors, set forth below are the results of the votes cast and/or withheld with respect to each nominee. The nominees elected at our Annual Meeting are all of the members of our Board of Directors.

Nominees	For	Withheld

Edward R. Rosenfeld	16,360,860	265,340
John L. Madden	14,692,483	1,933,717
Peter Migliorini	16,361,962	264,238
Richard P. Randall	16,423,765	202,435
Ravi Sachdev	16,215,496	410,704
Thomas H. Schwartz	16,465,383	160,817

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

10.1

Second Amended and Restated Secured Promissory Note dated April 6, 2009 of Steven Madden to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2009.

10.2

Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.3

Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.4

Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.5

Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.6

Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.7

Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.8

Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.9

Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

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

DATE: August 7, 2009

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

10.1

Second Amended and Restated Secured Promissory Note dated April 6, 2009 of Steven Madden to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2009.

10.2

Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.3

Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.4

Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.5

Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.6

Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.7

Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.8

Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.9

Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

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