Form 10-Q
period 2009-09-30
STEVEN MADDEN, LTD.
filed 2009-11-09
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
Yes ☐ No ☒

As of November 4, 2009, the latest practicable date, there were 18,132,821 shares of common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
September 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2009	December 31, 2008	September 30, 2008

	(unaudited)		(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$47,622	$89,588	$33,115
Accounts receivable, net of allowances of $1,806, $1,530 and $1,309	9,909	5,567	8,308
Due from factors, net of allowances of $9,789, $9,771 and $9,912	67,884	34,311	53,911
Note receivable – related party	—	3,370	3,309
Inventories	29,678	31,597	40,740
Marketable securities - available for sale	12,815	14,609	16,985
Prepaid expenses and other current assets	6,896	5,645	7,156
Prepaid taxes	—	2,069	3,022
Deferred taxes	7,746	7,980	9,450

Total current assets	182,550	194,736	175,996

Note receivable – related party	3,552	—	—
Property and equipment, net	24,750	28,209	28,563
Deferred taxes	6,688	7,112	7,259
Deposits and other	1,992	2,260	2,290
Marketable securities - available for sale	65,254	20,615	6,569
Goodwill - net	24,313	23,574	16,942
Intangibles - net	7,191	8,187	8,677

Total Assets	$316,290	$284,693	$246,296

LIABILITIES
Current liabilities:
Advances payable – factor	$—	$30,168	$—
Accounts payable	26,682	18,018	21,196
Accrued expenses	16,914	16,435	15,387
Income taxes payable	8,729	—	—
Accrued incentive compensation	8,819	7,869	6,241

Total current liabilities	61,144	72,490	42,824

Deferred rent	4,974	4,773	4,608
Other liabilities	274	1,188	—

Total Liabilities	66,392	78,451	47,432

Commitments, contingencies and other

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued
Common stock – $.0001 par value, 90,000 shares authorized, 26,379, 26,135 and 26,123 shares issued, 18,117, 17,873 and 17,861 outstanding	3	3	3
Additional paid-in capital	143,437	137,362	137,109
Retained earnings	233,809	197,257	190,037
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	633	(396)	(301)
Treasury stock – 8,262, 8,262 and 8,262 shares at cost	(127,984)	(127,984)	(127,984)

Total Stockholders’ Equity	249,898	206,242	198,864

Total Liabilities and Stockholders’ Equity	$316,290	$284,693	$246,296

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net sales	$140,138	$128,093	$364,039	$337,949

Cost of sales	78,462	75,114	209,313	199,218

Gross profit	61,676	52,979	154,726	138,731

Commission, royalty and licensing fee income – net	5,726	4,497	15,993	11,056
Operating expenses	(39,088)	(39,770)	(112,729)	(117,097)

Income from operations	28,314	17,706	57,990	32,690
Interest and other income, net	488	248	1,252	1,142

Income before provision for income taxes	28,802	17,954	59,242	33,832
Provision for income taxes	10,971	6,866	22,690	13,058

Net income	$17,831	$11,088	$36,552	$20,774

Basic income per share	$0.99	$0.62	$2.03	$1.12

Diluted income per share	$0.97	$0.62	$2.00	$1.11

Basic weighted average common shares outstanding	18,101	17,763	18,002	18,478
Effect of dilutive securities – options/restricted stock	348	223	237	197

Diluted weighted average common shares outstanding	18,449	17,986	18,239	18,675

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,

	2009	2008

Cash flows from operating activities:
Net income	$36,552	$20,774
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefit from the exercise of options	(187)	(762)
Depreciation and amortization	7,113	6,824
Loss on disposal of fixed assets	718	1,075
Deferred taxes	—	(122)
Non-cash compensation	4,332	4,383
Provision for bad debts	294	(4,225)
Accrued interest on notes receivable – related party	(182)	(183)
Deferred rent expense	169	1,138
Realized loss on marketable securities	65	887
Changes in:
Accounts receivable	(4,618)	701
Due from factor	(33,591)	(17,525)
Inventories	1,919	(13,543)
Prepaid expenses, prepaid taxes, deposits and other assets	1,086	2,116
Accounts payable and other accrued expenses	23,773	(990)
Other liabilities	(1,019)	—

Net cash provided by operating activities	36,424	548

Cash flows from investing activities:
Purchase of property and equipment	(2,403)	(6,285)
Purchase of marketable securities	(54,699)	(13,944)
Sale/redemption of marketable securities	12,913	69,660
Acquisitions, net of cash acquired *	(5,776)	(4,923)

Net cash (used in) provided by investing activities	(49,965)	44,508

Cash flows from financing activities:
Repayment of advances from factor	(30,168)	—
Proceeds from options exercised	1,556	2,051
Tax benefit from exercise of options	187	762
Purchase of treasury stock	—	(44,200)

Net cash used in financing activities	(28,425)	(41,387)

Net (decrease) increase in cash and cash equivalents	(41,966)	3,669
Cash and cash equivalents – beginning of period	89,588	29,446

Cash and cash equivalents – end of period	$47,622	$33,115

* The amount for 2009 includes $4,526 which was accrued at December 31, 2008. The amount for 2008 includes $3,903 which was accrued at December 31, 2007.

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2009
($ in thousands except per share data)

NOTE A – BASIS OF REPORTING

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2008 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 12, 2009.

NOTE B – RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification as the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (“ASU”). The Codification did not affect the accounting policies followed by the Company. References to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2009, the Company adopted ASC 805-10, “Business Combinations” (“ASC 805-10”). Under ACS 805-10, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. ACS 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The adoption of ASC 805-10 did not have a material impact on our Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted ASC 810-10, “Consolidation” (“ASC 810-10”). ASC 810-10 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810-10 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. ASC 810-10 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The adoption of ASC 810-10 had no material impact on our Condensed Consolidated Financial Statements.

The Company adopted the provisions of ASC 350-30, “General Intangibles Other Than Goodwill” (“ASC 350-30”) on January 1, 2009. ASC 350-30 specifies the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The adoption of ASC 350-30 had no material impact on our Condensed Consolidated Financial Statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2009
($ in thousands except per share data)

NOTE B – RECENTLY ADOPTED ACCOUNTING STANDARDS (CONTINUED)

The Company adopted the provisions of ASC 855-10, “Subsequent Events” (“ASC 855-10”) in the second quarter of 2009. ASC 855-10 establishes the period after the balance sheet date during which management of a reporting entity should evaluate events of transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

NOTE C – RECENTLY ISSUED ACCOUNTING STANDARDS

In August of 2009, the FASB issued ASU 2009-5, an update to Topic ASC 820, “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-5. ASU 2009-5 is effective October 1, 2009.

NOTE D – USE OF ESTIMATES

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

NOTE E – DUE TO AND FROM FACTORS

On July 10, 2009, the Company entered into a collection agency agreement with Rosenthal & Rosenthal, Inc (“Rosenthal”). Under the agreement, which became effective on September 15, 2009, the Company can request advances from the factor of up to 85% of aggregate receivables factored by Rosenthal. The agreement provides the Company with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at the Company’s election, upon either the prime rate or LIBOR.

Under the terms of its prior factoring agreement as amended, the Company was able to request advances from the factor of up to 85% of aggregate receivables factored. In November of 2008, the Company borrowed the maximum amount allowed by the terms of the agreement. As of December 31, 2008, the Company had advances payable due to the factor of $30,168 against gross factored receivables of $44,082. Subsequent to the year end, the Company began reducing the loan balance with the proceeds from the collections of factored accounts receivable, and as of February 17, 2009, the loan was completely paid off. The interest rate on the advances averaged 3.9% through the date of repayment. Effective January 1, 2009, the factoring agreement was amended so that the Company retained title to its factored accounts receivable, which would keep its outstanding receivables from being the property of the previous factor. On July 13, 2009, the Company terminated the prior factoring Agreement, effective on September 14, 2009.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2009
($ in thousands except per share data)

NOTE F – NOTE RECEIVABLE – RELATED PARTY

On June 25, 2007, the Company made a loan to Steven Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000, in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company common stock, which he pledged to the Company as collateral in connection with the loan. Mr. Madden executed a secured promissory note in favor of the Company that bears interest at an annual rate of 8% and was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. An amendment to the note dated December 19, 2007 extended the due date to March 31, 2009. A second amendment dated April 1, 2009 changed the interest rate to 6% and extended the due date of both principal and interest to June 30, 2015. As of September 30, 2009, $552 of interest has accrued on the note and has been reflected on the Company’s Condensed Consolidated Financial Statements. Pursuant to a pledge agreement between the Company and Mr. Madden, the note is secured by 510,000 shares of the Company’s common stock.

NOTE G – MARKETABLE SECURITIES

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

NOTE H – FAIR VALUE MEASUREMENT

The Company adopted the provisions of FASB ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) for financial assets and liabilities effective January 1, 2008, and adopted ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices those are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2009
($ in thousands except per share data)

NOTE H – FAIR VALUE MEASUREMENT (CONTINUED)

The Company’s financial assets subject to fair value measurements as of September 30, 2009 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy

	Fair value	Level 1	Level 2	Level 3

Current marketable securities – available for sale	$12,815	$12,815	—	—
Long-term marketable securities – available for sale	65,254	65,254	—	—

Total	$78,069	$78,069	—	—

During the nine months ended September 30, 2009, the Company had no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). As of September 30, 2009, the Company does not have any long-term financial liabilities. No gains or losses resulting from the fair value measurement of financial assets were included in the Company’s earnings.

In April 2009, the FASB issued additional guidance for estimating fair value in accordance with ASC Topic 820. The additional guidance addresses determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The adoption of this guidance did not have a material affect on the Company’s Condensed Consolidated Financial Statements.

The Company adopted the provisions of FASB ASC 825-10, “Financial Instruments” (“ASC 825-10”) on January 1, 2008. ASC 825-10 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar assets and liabilities. The Company has elected not to measure any eligible items at fair value.

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE J – INVENTORIES

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.

NOTE K – TENDER OFFER

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2009
($ in thousands except per share data)

NOTE L – REVENUE RECOGNITION

The Company recognizes revenue on wholesale sales when products are shipped pursuant to its standard terms which are freight on board (“FOB”) warehouse or when products are delivered to the consolidators as per the terms of the customers’ purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company’s commission revenue includes partial recovery of its design, product and development costs for the services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development cost recoveries are recognized as earned when title of the product transfers from the manufacturer to the customer and collections are reasonably assured and are reported on a net basis after deducting related operating expenses.

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

NOTE M – TAXES COLLECTED FROM CUSTOMERS

The Company accounts for certain taxes collected from its customers in accordance with the FASB ASC 605-45-50, “Revenue Recognition – Principal Agent Considerations – Disclosure” (“ASC 605-45-50”). ASC 605-45-50 allows companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or net basis (excluded from revenues). Taxes within the scope of ASC 605-45-50 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. The Company has consistently recorded all taxes within the scope of ASC 605-45-50 on a net basis.

NOTE N – SALES DEDUCTIONS

The Company supports retailers’ initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the Condensed Consolidated Statement of Income as deductions to sales. For the three- and nine-month periods ended September 30, 2009, the total deduction to sales for these expenses was $6,593 and $20,186, respectively, as compared to $10,378 and $27,717 for the comparable periods in 2008.

NOTE O– COST OF SALES

All costs incurred to bring finished products to the Company’s distribution center and, in the Retail Division, the costs to bring products to the Company’s stores, are included in the cost of sales line on the Condensed Consolidated Statement of Income. These include the cost of finished products and related handling costs, purchase commissions, letter of credit fees, brokerage fees, sample expenses, customs duties, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale Division and freight to customers, if any, are included in the operating expenses line item of the Company’s Condensed

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2009
($ in thousands except per share data)

NOTE O– COST OF SALES (CONTINUED)

Consolidated Statements of Income. The Company’s gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

NOTE P – NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted income per share reflects the potential dilution assuming shares of common stock were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding shares of common stock. Diluted income per share also reflects the unvested and unissued shares promised to employees that have a dilutive effect. In addition, diluted earnings per share include the amount of unrecognized share-based compensation costs attributed to future services and the amount of tax benefits, if any, that would be credited to Additional Paid In Capital assuming the exercise of options. For the three- and nine-month periods ended September 30, 2009, 32,000 and 136,000 stock options, respectively, have been excluded from the calculation because inclusion of such shares would be anti-dilutive. No stock options were excluded from the calculation for the same periods of last year.

NOTE Q – STOCK-BASED COMPENSATION

In March 2006, the Board of Directors approved the Steven Madden, Ltd. Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The stockholders approved the Plan on May 26, 2006. The number of shares that may be issued or used under the Plan cannot exceed 1,200,000 shares. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan to 1,550,000. On May 22, 2009, the stockholders approved a second amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 4,064,000. The following table summarizes the number of shares of common stock authorized for use under the Plan, the amount of stock-based awards issued (net of expired or cancelled) and the amount of common stock available for the grant of stock-based awards under the Plan:

Common Stock authorized	4,064,000

Stock based awards, including restricted stock and stock options granted, net of expired or cancelled	1,613,000

Common Stock available for grant of stock based awards as of September 30, 2009	2,451,000

Total equity-based compensation for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Restricted stock	$1,087	$1,000	$3,268	$4,123
Stock options	472	146	1,064	260

Total	$1,559	$1,146	$4,332	$4,383

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2009
($ in thousands except per share data)

NOTE Q – STOCK-BASED COMPENSATION (CONTINUED)

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

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during both the three- and nine-month periods ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Proceeds from stock options exercised	$345	$1,972	$1,556	$2,051
Intrinsic value of stock options exercised	$396	$2,225	$1,557	$2,362

During the three and nine months ended September 30, 2009, approximately 14,000 and 80,000 options vested with a fair value of $91 and $514, respectively. During the three and nine months ended September 30, 2008, 15,000 and 20,000 options vested with a fair value of $87 and $117, respectively. As of September 30, 2009, there were 827,000 unvested options with a total of $5,376 of unrecognized compensation cost and a weighted average vesting period of 3.4 years. As of September 30, 2008, there were 300,000 unvested options with a total of $1,704 of unrecognized compensation cost and a weighted average vesting period of 4.0 years. In April of 2008, 100,000 options were granted to the Company’s Creative and Design Chief.

The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of a special dividend paid in November of 2005 and 2006, the Company historically has not paid dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted:

	Nine Months Ended September 30,
	2009	2008

Expected volatility	49.2% to 52.1%	42.5% to 42.9%
Risk-free interest rate	1.39% to 2.09%	2.30% to 3.12%
Expected life (in years)	3.4 to 3.9	3.1 to 3.9
Expected dividend yield	None	None
Weighted average fair value	$8.67	$6.57

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2009
($ in thousands except per share data)

NOTE Q – STOCK-BASED COMPENSATION (CONTINUED)

Activity relating to stock options granted under the Company’s plans during the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	772,000	$16.18
Granted	522,000	21.69
Exercised	(113,000)	13.71
Cancelled/Forfeited	(13,000)	16.91

Outstanding at September 30, 2009	1,168,000	$18.87	5.2	$20,943

Exercisable at September 30, 2009	350,000	$13.99	3.2	$7,991

Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2009 and 2008:

	2009		2008

	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at January 1	358,000	$29.53	507,000	$30.90
Granted	23,000	22.19	16,000	19.33
Vested	(131,000)	29.58	(172,000)	31.52
Forfeited	(1,000)	34.05	(5,000)	34.05

Non-vested at September 30	249,000	$28.79	346,000	$29.99

As of September 30, 2009, there was $4,943 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 1.7 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2009
($ in thousands except per share data)

NOTE R – ACQUISITION

Zone 88 and Shakedown Street

On July 8, 2009, the Company acquired certain of the assets constituting the Zone 88 and Shakedown Street (together “Zone 88”) lines of SML Brands, LLC, a subsidiary of Aimee Lynn, Inc. SML Brands designs, sources and markets primarily private label accessories and licensed brands, principally handbags, belts and small leather goods, for mass merchants and mid-tier retailers. The acquisition was completed for $1,348 in cash. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates. The Company allocated $220 to current assets, $409 to the value of customer relationships, $841 to goodwill and $122 to liabilities assumed. The value of customer relationships is being amortized over ten years. The results of operations of Zone 88 have been included in the Company’s Condensed Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.

Daniel M. Friedman

On February 7, 2006, the Company acquired all of the equity interests of privately held Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, “Daniel M. Friedman”). Founded in 1995, Daniel M. Friedman designs, sources and markets name brand fashion handbags and accessories. The acquisition was completed for consideration of $18,710, including transaction costs. In addition, the purchase agreement includes certain earn-out provisions based on financial performance through 2010. On April 10, 2007, an amendment to the agreement shortened the earn-out period by one year through December 31, 2008 and advanced the earn-out payments from 2008 to 2007. On December 31, 2007, a preliminary earn-out provision for 2007 of $3,956 was charged to goodwill and on March 31, 2008, the 2007 earn-out provision was finalized at $4,923, which increased the total acquisition cost to $23,686. On December 31, 2008, a preliminary earn-out provision for 2008 of $6,632 was charged to goodwill which increased the total acquisition cost to $30,318. On March 31, 2009, the parties agreed to a tentative 2008 earn-out provision of $6,530, and accordingly, goodwill was reduced by $102 bringing the total acquisition cost to $30,216. Approximately 9% of the final payment was withheld as a reserve against contingencies.

The Daniel M. Friedman acquisition was accounted for using the purchase method of accounting as required by Business Combinations accounting standards as promulgated. Accordingly, the assets and liabilities of Daniel M. Friedman were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The total purchase price has been allocated as follows:

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2009
($ in thousands except per share data)

NOTE S – GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the carrying amount of goodwill by segment for the nine months ended September 30, 2009:

				Net Carrying Amount
	Wholesale		Retail

	Footwear	Accessories

Balance at January 1, 2009	$1,547	$16,526	$5,501	$23,574

Acquisition of Zone 88		841		841
Adjustment of purchase price – Daniel M. Friedman	0	(102)	0	(102)

Balance at September 30, 2009	$1,547	$17,265	$5,501	$24,313

The following table details identifiable intangible assets as of September 30, 2009:

	Estimated Lives	Cost Basis	Accumulated Amortization	Net Carrying Amount

Trade name	6 years	$200	$124	$76
Customer relationships	10 years	6,809	1,874	4,935
License agreements	3-6 years	5,600	3,862	1,738
Non-compete agreement	5 years	930	491	439
Other	3 years	14	11	3

		$13,553	$6,362	$7,191

The estimated future amortization expense of purchased intangibles as of September 30, 2009 is as follows:

2009 (remaining three months)	$475
2010	1,897
2011	1,422
2012	683
2013	683
Thereafter	2,031

$7,191

NOTE T – COMPREHENSIVE INCOME

Comprehensive income for the three- and nine-month periods ended September 30, 2009 includes unrealized gains on marketable securities of $730 and $1,029, and was $18,561 and $37,581, respectively. Comprehensive income for the comparable periods ended September 30, 2008 included loss on marketable securities of $68 and $240, and was $11,020 and $20,534, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2009
($ in thousands except per share data)

NOTE U – COMMITMENTS, CONTINGENCIES AND OTHER

[1] Legal proceedings:

(a)

On or about June 15, 2009, the Company was named as a defendant in a class action lawsuit filed in Los Angeles County Superior Court, California. The Complaint, which seeks unspecified damages, alleges violations of California Labor Laws. Specifically, it alleges that the Company failed to provide mandated breaks to its employees and failed to provide overtime pay as required. Management believes that it is not currently possible to assess whether or not there will be any impact at all from this action, or if there is, what effect the ultimate resolution of the matter might have on the Company’s results of operation, financial position or cash flows.

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

[2] Employment agreements:

(a)

Effective October 7, 2009, the Company entered into a new employment agreement with Robert Schmertz, the Company’s Brand Director, to replace an existing employment agreement that was due to expire at the end of 2009. The new agreement, which expires on December 31, 2012, provides for an annual salary of $600 through December 31, 2009, and $660 for the duration of the term. Mr. Schmertz will receive a performance bonus of $300 for 2009, and any additional bonuses for 2009 or in the future are at the sole discretion of the Board of Directors. In addition, Mr. Schmertz received an option to purchase 50,000 shares of the Company’s common stock that will vest in equal annual installments over five years commencing on the first anniversary of the date of grant.

(b)

Effective October 7, 2009, the Company amended its employment agreement with Arvind Dharia, the Company’s Chief Financial Officer, to, among other things, extend his existing employment agreement which was due to expire at the end of 2009. The amendment extends the term of Mr. Dharia’s employment through December 31, 2011 and increases his annual base salary to $528.

[3] License Agreement

On September 2, 2009, the Company entered into a license agreement with Dualstar Entertainment Group, LLC, under which the Company has the right to use the “Olsenboye” trademark in connection with the sale and marketing of footwear and accessories exclusively to J.C. Penney. The agreement requires the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2011, with one three-year renewal period, at our option, if certain conditions are met.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2009
($ in thousands except per share data)

NOTE V – SUBSEQUENT EVENTS

On October 20, 2009, the Company entered into an agreement to license the Steve Madden brand for the design, manufacture and worldwide distribution of women’s fashion apparel. The agreement expires on December 31, 2012, and can be renewed for one three year term at the option of the licensee provided certain sales levels are achieved and other conditions are met. Under the agreement, the licensee is required to pay the Company a royalty fee based on net sales.

The Company has evaluated events subsequent to September 30, 2009 through November 9, 2009, which is the issuance date of this report.

NOTE W – OPERATING SEGMENT INFORMATION

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department and specialty stores worldwide, derives revenue from sales of branded women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods, derives revenues from sales to department and specialty stores worldwide. The Retail segment, through the operation of Company owned retail stores and the Company’s website, derives revenue from sales of branded women’s, men’s and children’s footwear and accessories. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent of footwear products to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of footwear. In the Licensing segment, the Company licenses its Steve Madden and Steven trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding and hosiery.

Candies has been transitioned from a “wholesale” model to a “first cost” model, and therefore revenues for the nine months ended September 30, 2009 are included in the First Cost segment. As a result of this change, for the three months and nine months ended September 30, 2009, net sales for the Wholesale Footwear segment does not reflect Candies revenue while net sales in the same periods of 2008 reflected revenue of $4,223 and $9,075, respectively, for the Candies business.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2009
($ in thousands except per share data)

NOTE W – OPERATING SEGMENT INFORMATION (CONTINUED)

	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
Three months ended, September 30, 2009:
Net sales to external customers	$92,205	$19,752	$111,957	$28,181			$140,138
Gross profit	38,979	7,141	46,120	15,556			61,676
Commissions and licensing fees - net	—	—	—	—	$4,974	$752	5,726
Income (loss) from operations	20,100	3,129	23,229	(641)	4,974	752	28,314
Segment assets	$219,140	$42,139	261,279	46,452	8,559	—	316,290
Capital expenditures			$328	$410	$—	$—	$738

September 30, 2008:
Net sales to external customers	$78,950	$18,393	$97,343	$30,750			$128,093
Gross profit	29,279	6,058	35,337	17,642			52,979
Commissions and licensing fees - net	—	—	—	—	$4,101	$396	4,497
Income (loss) from operations	11,399	2,485	13,884	(675)	4,101	396	17,706
Segment assets	$152,217	$33,272	185,489	57,191	3,616	—	246,296
Capital expenditures			$415	$2,204	$—	$—	$2,619

	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
Nine months ended, September 30, 2009:
Net sales to external customers	$231,610	$49,829	$281,439	$82,600			$364,039
Gross profit	93,126	16,451	109,577	45,149			154,726
Commissions and licensing fees - net	—	—	—	—	$13,431	$2,562	15,993
Income (loss) from operations	41,765	5,929	47,694	(5,697)	13,431	2,562	57,990
Segment assets	$219,140	$42,139	261,279	46,452	8,559	—	316,290
Capital expenditures			$753	$1,650	$—	$—	$2,403

September 30, 2008:
Net sales to external customers	$204,813	$47,516	$252,329	$85,620			$337,949
Gross profit	74,997	16,148	91,145	47,586			138,731
Commissions and licensing fees - net	—	—	—	—	$8,941	$2,115	11,056
Income (loss) from operations	23,153	5,475	28,628	(6,994)	8,941	2,115	32,690
Segment assets	$152,217	$33,272	185,489	57,191	3,616	—	246,296
Capital expenditures			$1,964	$4,321	$—	$—	$6,285

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2009
($ in thousands except per share data)

NOTE W – OPERATING SEGMENT INFORMATION (CONTINUED)

Prior to 2009, the Company’s international business operated under the “first cost” model and thus the revenues were included in Commissions and Licensing Fees on the Condensed Consolidated Statements of Income. In 2009, the Company’s international business began to operate under the “wholesale” model and thus, commencing with the first quarter of 2009, international revenues are included in the Net Sales line on the Condensed Consolidated Statements of Income. For the three- and nine-month periods ended September 30, 2009, foreign net sales were $5,932 and $16,281, respectively.

17

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

Overview:
($ in thousands, except retail sales data per square foot and earnings per share)

Steven Madden, Ltd. and its subsidiaries (“the Company”) designs, sources, markets and retails fashion-forward footwear for women, men and children. In addition, we design, source, market and retail name brand and private label fashion accessories, such as handbags and belts, through our Accessories Division. We distribute products through department and specialty stores, our retail stores, our e-commerce website throughout the United States and through special distribution arrangements in Canada, Europe, Central and South America, Australia and Asia. Our product line includes a broad range of updated styles which are designed to establish or capitalize on market trends, complemented by core products. We have established a reputation for our creative designs, popular styles and quality products at accessible price points.

Prior to 2009, our international business operated under the “first cost” model and thus the revenues derived from our international business were included in Commissions and Licensing Fees on the Condensed Consolidated Statements of Income. In order to improve operating efficiencies, and to give our international partners better visibility in the process, as of January of 2009, we have changed the operating model for our international business to the “wholesale” model. Under the “wholesale” model, we will be able to manage inventory levels, improve delivery times, and increase our ability to receive payments on a timely basis. As a result of this change, commencing with the first quarter of 2009, international revenues are now included in the Net Sales line on the Condensed Consolidated Statements of Income. For the quarter ended September 30, 2009, our international business contributed net sales of $5,932, or 4.2% of our net sales.

Net sales for the third quarter of 2009 also reflect shifts related to our Candies businesses, which we distribute exclusively to Kohl’s. Pursuant to a mutual agreement with Kohl’s, Candies has been transitioned from a wholesale model to a “first cost” model, and therefore revenues for the third quarter of 2009 are included in Commissions and Licensing Fees on the Condensed Consolidated Statements of Income. As a result of this change, net sales for the third quarter of 2009 does not reflect Candies revenue while net sales in the third quarter of 2008 reflected revenue of $4,427 for the Candies business.

We continued the positive sales and earnings growth realized by the Company during the first half of 2009 by achieving record sales and earnings in the third quarter of 2009. Our consolidated net sales increased 9% to $140,138 in the third quarter of 2009 when compared to consolidated net sales of $128,093 achieved in the same period of last year. A decrease in markdowns and allowances resulting from better than expected retail sell-throughs, as well as improvements in other operating efficiencies caused consolidated gross margin to improve in the third quarter of 2009 to 44% from 41% in the third quarter of 2008. Operating expenses as a percentage of sales decreased to 28% in the third quarter of 2009 compared to 31% in the third quarter of last year. Net income increased 61% in the third quarter of this year to $17,831, compared with $11,088 in the same period last year. As a percentage of net sales, our net income improved to 13% in the third quarter of 2009 from 9% in the same period of last year. Diluted earnings per share for the third quarter of 2009 increased 56% to $0.97 per share on 18,449,000 diluted weighted average shares outstanding compared to $0.62 per share on 17,986,000 diluted weighted average shares outstanding in the third quarter of last year.

On July 8, 2009, we acquired certain of the assets constituting the Zone 88 and Shakedown Street lines of SML Brands, LLC (together “Zone 88”), a subsidiary of Aimee Lynn, Inc. SML Brands designs and markets primarily private label accessories, principally handbags, for mass merchants and mid-tier retailers. The acquisition was completed for $1,348 in cash. We believe this acquisition will enable us to expand our accessories business in the private label arena with value priced customers. Zone 88, which is sold under our new Madden Zone Division, contributed net sales of $5,318 in the third quarter of 2009.

On September 2, 2009, the Company expanded its brand portfolio by entering into a license agreement with Dualstar Entertainment Group, LLC, under which the Company has the right to use the “Olsenboye” trademark in connection with the sale and marketing of footwear and accessories exclusively to J.C. Penney. The agreement requires the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2011, but is renewable, at our option, for one three-year term, if certain conditions are met.

On October 20, 2009, the Company made progress on its stated goal to evolve Steve Madden into a global lifestyle brand by signing a license agreement for our Steve Madden brand for the design, manufacture and worldwide distribution of women’s fashion apparel. The new fashion apparel line, which will initially ship in spring 2010, joins our existing licenses for cold weather accessories, sunglasses, eyewear, outerwear, bedding and hosiery offerings. Management is pleased to be expanding the Company’s presence beyond footwear and accessories and believes the new apparel lines mark a very logical extension of the Company’s brands.

In our Retail Segment, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout the third quarters of 2009 and 2008) decreased 7.6%. As of September 30, 2009, we had 88 stores in operation, compared to 99 stores as of September 30, 2008. During the twelve months ended September 30, 2009, sales per square foot was $628 compared to $644 achieved in the same period of 2008.

As of September 30, 2009, our total inventory decreased to $29,678 from $40,740 as of September 30, 2008, and our annualized inventory turnover improved to 9.5 times in the third quarter of 2009 from 8.1 times in the third quarter of 2008. Our accounts receivable average days outstanding improved to 52 days in the third quarter of 2009 compared to 57 days in the third quarter of the previous year. As of September 30, 2009, we had $125,691 in cash, cash equivalents and marketable securities, no short- or long-term debt, and total stockholders’ equity of $249,898.

The following tables set forth certain selected financial information relating to results of operations for the periods indicated:

Selected Financial Information Three Months Ended September 30, ($ in thousands)

	2009		2008

CONSOLIDATED:

Net sales	$140,138	100%	$128,093	100%
Cost of sales	78,462	56	75,114	59
Gross profit	61,676	44	52,979	41
Other operating income – net of expenses	5,726	4	4,497	4
Operating expenses	39,088	28	39,770	31
Income from operations	28,314	20	17,706	14
Interest and other income, net	488	1	248	0
Income before income taxes	28,802	21	17,954	14
Net income	17,831	13	11,088	9

By Segment:
WHOLESALE SEGMENT:

Net sales	$111,957	100%	$97,343	100%
Cost of sales	65,837	59	62,006	64
Gross profit	46,120	41	35,337	36
Operating expenses	22,891	20	21,453	22
Income from operations	23,229	21	13,884	14

RETAIL SEGMENT:

Net sales	$28,181	100%	$30,750	100%
Cost of sales	12,625	45	13,108	43
Gross profit	15,556	55	17,642	57
Operating expenses	16,197	57	18,317	59
Loss from operations	(641)	(2)	(675)	(2)
Number of stores	88		99

FIRST COST SEGMENT:

Other commission income - net of expenses	$4,974	100%	$4,101	100%

LICENSING SEGMENT:

Licensing income – net of expenses	$752	100%	$396	100%

Selected Financial Information
Nine Months Ended
September 30
($ in thousands)

	2009		2008

CONSOLIDATED:

Net sales	$364,039	100%	$337,949	100%
Cost of sales	209,313	57	199,218	59
Gross profit	154,726	43	138,731	41
Other operating income - net of expenses	15,993	4	11,056	3
Operating expenses	112,729	31	117,097	34
Income from operations	57,990	16	32,690	10
Interest and other income – net	1,252	0	1,142	0
Income before income taxes	59,242	16	33,832	10
Net income	36,552	10	20,774	6

By Segment:
WHOLESALE SEGMENT:

Net sales	$281,439	100%	$252,329	100%
Cost of sales	171,862	61	161,184	64
Gross profit	109,577	39	91,145	36
Operating expenses	61,883	22	62,517	25
Income from operations	47,694	17	28,628	11

RETAIL SEGMENT:

Net sales	$82,600	100%	$85,620	100%
Cost of sales	37,451	45	38,034	44
Gross profit	45,149	55	47,586	56
Operating expenses	50,846	62	54,580	64
Loss from operations	(5,697)	(7)	(6,994)	(8)
Number of stores	88		99

FIRST COST SEGMENT:

Other commission income - net of expenses	$13,431	100%	$8,941	100%

LICENSING SEGMENT:

Licensing income – net of expenses	$2,562	100%	$2,115	100%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Consolidated:

Total net sales for the three months ended September 30, 2009 increased by 9% to $140,138 from $128,093 for the comparable period of 2008. A 15% net sales increase in the Wholesale Segment was partially offset by a 8% decrease of net sales in the Retail Segment. Gross margin increased in the third quarter of 2009 to 44% compared to 41% in the third quarter of last year. Operating expenses decreased in the third quarter of this year to $39,088 or 28% of sales from $39,770 or 31% of sales in the same period last year. Commission and licensing fee income increased to $5,726 in the third quarter of 2009 compared to $4,497 in the third quarter of 2008. In the third quarter of 2009, income from operations increased 60% to $28,314 and net income increased 61% to $17,831 compared to an income from operations of $17,706 and a net income of $11,088 in the same period last year.

Wholesale Segment:

Net sales from the Wholesale Segment accounted for $111,957 or 80%, and $97,343 or 76% of our total net sales for the third quarters of 2009 and 2008, respectively. With the exception of our Kids Division, all of our divisions realized an increase in net sales during the third quarter of 2009. The Madden Girl Division continued its trend of exceptionally high net sales increases by posting a 34% increase in net sales in the third quarter of 2009. This increase was driven by a deeper market penetration and the strong performance of dress boots and booties. Net sales in our Steven Division increased by 30%, primarily due to a significant increase in shipments to Steven’s largest customer Nordstrom, combined with the strong performance of casual boots. Net sales in our Madden Men’s Division increased 8% primarily due to a decrease in markdowns and allowances combined with the strong performance of dress shoes. A 7% increase in net sales in our accessories division was due to the $5,318 of nets sales contributed by our new Madden Zone Division that was partially offset by a decrease of net sales of Betsey Johnson and Betseyville handbags. Sales in our Steve Madden Women’s Division increased by 6% primarily due to the strong performance of boots combined with a decrease in markdowns and allowances. Finally, Elizabeth and James, our new brand that was not in existence in the third quarter of last year, contributed net sales of $1,871 in the third quarter of 2009. Net sales for the third quarter of 2009 were also impacted by the previously mentioned shifts related to our Candies and international businesses. The net effect of the shift of our Candies business from a “wholesale” model to a “first cost” model, and the reverse shift of our international business from a “first cost” model to a “wholesale” model, was an increase of net sales of $1,505 in the third quarter of 2009. The sales increases outlined above were partially offset by a net sales decrease in the Kids Division, primarily the result of one of our department store accounts transitioning to our First Cost Segment.

Gross profit margin in the Wholesale Segment increased to 41% in the third quarter of this year from 36% in the same period last year, primarily due to a decrease in markdowns and allowances to our retail customers resulting from better than expected retail sell-throughs, savings in our inbound freight costs combined with other operating efficiencies. In the third quarter of 2009, operating expenses increased to $22,891 from $21,453 in the third quarter last year, primarily due to an increase in variable costs due to an increase in sales and profitability. As a percentage of net sales, operating expenses decreased to 20% in the third quarter of 2009 from 22% in the same period of last year. As a result of the increases in net sales and gross margin as offset by higher operating expenses, income from operations for the Wholesale Segment increased 67% to $23,229 for the three-month period ended September 30, 2009 compared to $13,884 for the three-month period ended September 30, 2008.

Retail Segment:

In the third quarter of 2009, net sales from the Retail Segment accounted for $28,181 or 20% of our total net sales compared to $30,750 or 24% in the same period last year. We opened two new stores, closed ten under-performing stores and licensed out three stores during the twelve months ended September 30, 2009. As a result, we had 88 retail stores as of September 30, 2009 compared to 99 stores as of September 30, 2008. The 88 stores currently in operation include 83 under the Steve Madden brand, four under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the third quarters of 2009 and 2008) decreased 7.6% in the third quarter of this year. The gross margin in the Retail Segment decreased to 55% in the third quarter of 2009 compared to 57% in the same period of last year, primarily as a result of an increase in promotional activity. In the third quarter of 2009, operating expenses decreased to $16,197 from $18,317 in the third quarter last year. This decrease is due to the reduction of rent, payroll and other operating expenses related to the net reduction of eleven stores during the year ended September 30, 2009, as well as other operational initiatives put in place. As a percentage of sales, operating expenses decreased to 57% in the third quarter of 2009 from 59% in the third quarter of last year. Loss from operations for the Retail Segment was $641 in the third quarter of this year compared to a loss from operations of $675 for the same period in 2008.

First Cost Segment:

Income from operations in the First Cost Segment increased to $4,974 for the three-month period ended September 30, 2009, compared to $4,101 for the comparable period of 2008. The main drivers of the increase were first, the growth of our new l.e.i. brand at Wal-mart, which began shipping in the fourth quarter of 2008, followed by the shift of our Candies business to the First Cost Segment and, in addition, a growth in our private label business with Sears.

Licensing Segment:

During the quarter ended September 30, 2009, licensing income increased to $752 from $396 in the same period of last year, primarily due to an increase in sales by several of our licensees.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Consolidated:

Total net sales for the nine-month period ended September 30, 2009 increased by 8% to $364,039 from $337,949 for the comparable period of 2008. A 12% net sales increase in the Wholesale Segment was partially offset by a 4% decrease of net sales in the Retail Segment. During the nine months ended September 30, 2009, gross margin increased to 43% compared to 41% in the same period of last year. Operating expenses decreased in the nine months ended September 30, 2009 to $112,729 from $117,097 in the same period last year. The decrease is due to $4,921 of charges related to the resignation of our former Chief Executive Officer and Chairman of the Board in March of 2008, and was partially offset by an increase in variable costs reflective of the increase in sales and profitability. Commission and licensing fee income increased to $15,993 in the first nine months of 2009 compared to $11,056 in the first nine months of 2008. During the nine months ended September 30, 2009, income from operations increased 77% to $57,990 and net income increased 76% to $36,552 compared to income from operations of $32,690 and a net income of $20,774 in the same period last year.

Wholesale Segment:

Net sales from the Wholesale Segment accounted for $281,439 or 77%, and $252,329 or 75% of our total net sales for the first nine months of 2009 and 2008, respectively. The increase in sales was primarily driven by an exceptionally high sales growth in two of our wholesale divisions. In the Madden Girl Division, a 22% increase in net sales was the result of a deeper market penetration and the strong performance of flat shoes and sandals in the second quarter combined with the strong performance of dress boots and booties in the third quarter. A 12% increase in net sales in the Steve Madden Women’s Division was driven by the strong performance of flat sandals and wedges during the spring selling season and by boots in the third quarter. A 4% increase in net sales in our Accessories Division was due to the $5,318 of nets sales contributed by our new Madden Zone Division that was partially offset by a decrease of net sales of Betsey Johnson and Betseyville handbags. Net sales in our Steven Division increased by 2%, primarily due to a significant increase in shipments to Steven’s largest customer Nordstrom, combined with the strong performance of casual boots during the third quarter. Finally, Elizabeth and James, our new brand that was not in existence during the first nine months of last year, contributed net sales of $2,703 in the nine months ended September 30, 2009. Net sales for the third quarter of 2009 were also impacted by the previously mentioned shifts related to our Candies and international businesses. The net effect of the shift of our Candies business from a “wholesale” model to a “first cost” model, and the reverse shift of our international business from a “first cost” model to a “wholesale” model, was an increase of net sales of $2,778 during the nine months ended September 30, 2009. The sales increases outlined above were partially offset by net sales decreases in our Madden Men’s and Kids Divisions. The decrease in the Madden Men’s Division was due to the general softness in the men’s casual category during the first half of the year. The decrease in the Kids Division was primarily the result of a department store account transitioning to our First Cost Segment.

Gross profit margin increased to 39% in the first nine months of this year from 36% in the same period last year, primarily due to a decrease in markdown allowances to our retail customers resulting from better than expected retail sell-throughs, savings in our inbound freight costs combined with other operating efficiencies. In the first nine months of 2009, operating expenses decreased to $61,883 from $62,517 in the same period of 2008. The decrease is due to $4,921 of charges related to the resignation of our former Chief Executive Officer and Chairman of the Board in March of last year, and was partially offset by an increase in variable costs reflective of the Company’s increase in sales and profitability. Income from operations for the Wholesale Segment increased 67% to $47,694 for the nine-month period ended September 30, 2009 compared to $28,628 for the same period of 2008.

Retail Segment:

In the first nine months of 2009 net sales from the Retail Segment accounted for $82,600 or 23% of our total net sales compared to $85,620 or 25% in the same period last year. We opened two new stores, closed ten under-performing stores and licensed three stores during the twelve months ended September 30, 2009. As a result, we had 88 retail stores as of September 30, 2009 compared to 99 stores as of September 30, 2008. The 88 stores currently in operation include 83 under the Steve Madden brand, four under the Steven brand and our e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the first nine months of 2009 and 2008) decreased 1.7% in the first nine months of this year. The gross margin in the Retail Segment decreased to 55% in the nine months ended September 30, 2009 from 56% in the first nine months of 2008 primarily the result of an increase in promotional activity. During the nine months ended September 30, 2009, operating expenses decreased to $50,846 from $54,580 in the same period of last year. This decrease is due to the reduction of rent, payroll and other operating expenses related to the net reduction of eleven stores during the year ended September 30, 2009 as well as other operational initiatives put in place. Loss from operations for the Retail Segment was $5,697 in the first nine months of this year compared to a loss from operations of $6,994 for the same period in 2008.

First Cost Segment:

The First Cost Segment generated income from operations of $13,431 for the nine-month period ended September 30, 2009, compared to $8,941 for the comparable period of 2008. The main drivers of the increase were first, the growth of our new l.e.i. brand at Wal-mart, which began shipping in the fourth quarter of 2008, followed by the shift of our Candies business to the First Cost Segment, and growth in our private label business with Sears.

Licensing Segment:

During the nine months ended September 30, 2009, licensing income increased to $2,562 from $2,115 in the same period of last year, primarily due to an increase in sales by several of our licensees.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

On July 10, 2009, we entered into a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. During the third quarter of 2009, we did not borrow any money from Rosenthal.

On September 30, 2009, we had working capital of $121,406. We had cash and cash equivalents of $47,622, investments in marketable securities of $78,069 and we did not have any long term debt.

Management believes that based upon our current financial position and available cash and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2009, net cash provided by operating activities was $36,424. The primary source of cash was the net income for the nine months ended September 30, 2009. An additional source of cash was provided by the increase of accounts payable and other accrued expenses of $23,773. The primary uses of cash were an increase in due from factor of $33,591 and an increase in accounts receivable of $4,618.

INVESTING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2009, we invested $54,699 in marketable securities and received $12,913 from the maturities and sales of securities. We also paid $4,526 representing the final earn-out payment payable in connection with our acquisition of our Daniel M. Friedman Division and paid $1,250 as part of the acquisition cost of Zone 88. Additionally, we made capital expenditures of $2,403, principally for the remodeling of six existing stores, the one new store opened in the current period and one new store that is scheduled to open in the fourth quarter of 2009, leasehold improvements to our corporate office space and enhancements to operating systems.

FINANCING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2009, we repaid advances from our factor totaling $30,168. We also received $1,556 in cash and realized a tax benefit of $187 in connection with the exercise of stock options.

CONTRACTUAL OBLIGATIONS
($ in thousands)

Our contractual obligations as of September 30, 2009 were as follows:

	Payment due by period

Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	2014 and after

Operating lease obligations	$106,984	$4,323	$32,865	$28,336	$41,460

Purchase obligations	57,067	57,067	0	0	0

Other long-term liabilities (future minimum royalty payments)	5,019	75	4,781	163	0

Total	$169,070	$61,465	$37,646	$28,499	$41,460

At September 30, 2009, we had open letters of credit for the future purchase of inventory of approximately $2,030.

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

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $605 for the remaining three months of 2009, $2,128 in 2010, $1,188 in 2011 and $660 in 2012. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options. Our Chief Operating Officer is entitled to deferred compensation calculated as a percentage of his base salary.

Ninety-nine percent (99%) of our products are produced oversees by foreign manufacturing companies, the majority of which are located in China, with a small percentage located in Brazil, Italy, India, Spain and Mexico. We have not entered into any long-term manufacturing or supply contracts with any of these foreign companies. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 99% of our purchases in U.S. dollars.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements which have been prepared in accordance with GAAP for interim periods. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Our estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our condensed consolidated financial statements: allowance for bad debts, returns, and customer chargebacks; inventory valuation; valuation of intangible assets; litigation reserves and cost of sales.

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

Inventory valuation. Inventories are stated at lower of cost or market, on a first-in, first-out basis. We review inventory on a regular basis for excess and slow moving inventory. The review is based on an analysis of inventory on hand, prior sales, and expected net realizable value through future sales. The analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future as well as subsequent sales. We consider quantities on hand in excess of estimated future sales to be at risk for market impairment. The net realizable value, or market value, is determined based on the estimate of sales prices of such inventory through off-price or discount store channels. The likelihood of any material inventory write-down is dependent primarily on the expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product, the economy, or other failure to estimate correctly, in addition to abnormal weather patterns, could result in an unfavorable change in inventory valuation, compared to the valuation determined to be appropriate as of the balance sheet date.

Valuation of intangible assets. ASC Topic 350, “Intangible - Goodwill and Other”, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360 “Property, Plant and Equipment (“ASC Topic 360”).” In accordance with ASC Topic 360, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Cost of sales. All costs incurred to bring finished products to our distribution center and, in the Retail Division, the costs to bring products to our stores, are included in the cost of sales line item on our Condensed Consolidated Statement of Operations. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of our Condensed Consolidated Statements of Operations. We classify shipping costs to customers, if any, as operating expense. Our gross profit margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as we do and include them in operating expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates primarily based on LIBOR and the prime rate. An analysis of our credit agreements with Rosenthal can be found in Liquidity and Capital Resources section under Part I, Item 2 of this Quarterly Report.

As of September 30, 2009, we held marketable securities valued at $78,069, consisting primarily of corporate and municipal bonds, U.S. treasury notes and marketable equity securities. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

Certain legal proceedings in which we are involved are discussed in Note L to the Consolidated Financial Statements and Part I, Item 3 included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Note U included in the Condensed Consolidated Financial Statements included in Part I of this 10-Q. The following discussion is limited to recent developments concerning certain of our legal proceedings and should be read in conjunction with our earlier SEC reports. Unless otherwise indicated, all proceedings discussed in those earlier reports, which are not indicated therein as having been dismissed remain outstanding.

On or about June 15, 2009, the Company was named as a defendant in a class action lawsuit filed in Los Angeles County Superior Court, California. The Complaint, which seeks unspecified damages, alleges violations of California Labor Laws. Specifically, it alleges that the Company failed to provide mandated breaks to its employees and failed to provide overtime pay as required. Management believes that it is not currently possible to assess whether or not there will be any impact at all from this action, or if there is, what effect the ultimate resolution of the matter might have on the Company’s results of operation, financial position or cash flows.

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

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K, dated November 23, 1998).

3.2	Amended & Restated By-Laws of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated March 28, 2008).

4.1	Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form SB-2/A, dated September 29, 1993).

4.2	Rights Agreement between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 16, 2001).

10.1

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

10.9

Employment Agreement dated October 7, 2009 between the Company and Robert Schmertz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009).

10.10

Amendment No. 4 dated October 7, 2009 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

† Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 9, 2009

STEVEN MADDEN, LTD.

	By:	/s/ EDWARD R. ROSENFELD

Edward R. Rosenfeld
Chairman and Chief Executive Officer

	By:	/s/ ARVIND DHARIA

Arvind Dharia
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K, dated November 23, 1998).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated March 28, 2008).

4.1	Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form SB-2/A, dated September 29, 1993).

4.2

Rights Agreement between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to Steven Madden, Ltd.’s Current Report on Form 8-K dated November 16, 2001).

10.1

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

10.9

Employment Agreement dated October 7, 2009 between the Company and Robert Schmertz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009).

10.10

Amendment No. 4 dated October 7, 2009 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

† Filed herewith.