Form 10-K
period 2009-12-31
STEVEN MADDEN, LTD.
filed 2010-03-12
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from        to

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
Yes ☒  No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $385,532,000 (based on the closing sale price of the registrant’s common stock on that date as reported on The NASDAQ Global Select Market).

The number of outstanding shares of the registrant’s common stock as of March 9, 2010 was 18,348,786 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT’S 2010 ANNUAL MEETING OF STOCKHOLDERS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements as that term is defined in the federal securities laws that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which include statements with regard to future revenue, projected 2010 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives and other future events. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K.

Any such statements are subject to risks and uncertainties, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based that could cause actual results to differ materially from those projected in forward-looking statements. As such, we caution you that these statements are not guarantees of future performance or events. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

PART I

ITEM 1	BUSINESS

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”) design, source, market and sell fashion-forward footwear for women, men and children. In addition, we design, source, market and sell name brand and private label fashion handbags and accessories through our Accessories Division. We distribute products through our retail stores, our e-commerce website, department and specialty stores throughout the United States and through special distribution arrangements in Asia, Canada, Europe, Central and South America, Australia and Africa. Our product line includes a broad range of updated styles designed to establish or capitalize on market trends, complemented by core products. We have established a reputation for our creative designs, popular styles and quality products at affordable price points.

Fiscal year 2009 was a record year for Steven Madden, Ltd. Consolidated net sales for 2009 increased to a record $503.6 million from $457.0 million during 2008. Our gross margin increased in fiscal year 2009 to 42.9%, 200 basis points greater than the 40.9% achieved in 2008. Net income increased 79% in 2009 to a record $50.1 million from $28.0 million in 2008. Diluted earnings per share for the year ended December 31, 2009 increased 81% to a record $2.73 per share on 18,323,000 diluted weighted average shares outstanding compared to $1.51 per share on 18,519,000 diluted weighted average shares outstanding in 2008. Net cash provided by operating activities increased to a record $64.3 million in 2009 compared to $41.8 million in 2008.

We have expanded our accessories portfolio through two recent acquisitions. In July, 2009, we acquired certain assets constituting the Zone 88 and Shakedown Street (together “Zone 88”) lines of SML Brands, LLC, a subsidiary of Aimee Lynn, Inc, which designs and markets primarily private label accessories, principally handbags, for mass merchants and mid-tier retailers. The acquisition was completed for $1.3 million in cash. We believe this acquisition will enable us to expand our accessories business in the private label arena with value priced customers.

Most recently, subsequent to our year end, on February 10, 2010, the Company acquired all of the outstanding shares of stock of Big Buddha, Inc. (“Big Buddha”) from its sole stockholder, Jeremy Bassan. Founded in 2003, Big Buddha designs and markets fashion-forward handbags to specialty retailers and better department stores. The acquisition was completed for $11.0 million in cash plus potential earn out payments based on annual financial performance of Big Buddha through March 31, 2013.

On September 2, 2009, the Company expanded its brand portfolio by entering into an additional license agreement with Dualstar Entertainment Group, LLC, under which the Company has the right to use the Olsenboye® trademark in connection with the sale and marketing of footwear and accessories exclusively to J.C. Penney. The agreement requires the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2011, but is renewable, at our option, for one three-year term, if certain conditions are met.

In addition, we made progress on our stated goal to evolve Steve Madden® into a global lifestyle brand by entering into two new license agreements. On October 20, 2009, we signed a license agreement to license our Steve Madden® trademark for the design, manufacture and worldwide distribution of women’s fashion apparel. On January 7, 2010, we signed a license agreement to license our Steve Madden® and Steven by Steve Madden® trademarks for the design, manufacture and worldwide distribution of women’s fashion jewelry. The new fashion apparel and jewelry lines, which will initially ship in the spring and fall of 2010, respectively, join our existing licenses for cold weather accessories, sunglasses, eyewear, outerwear, bedding and hosiery offerings. Management is pleased to be expanding the Company’s presence beyond footwear and accessories and believes the new apparel and jewelry lines mark very logical extensions of the Company’s brands.

Steven Madden, Ltd. was incorporated as a New York corporation on July 9, 1990 and reincorporated under the same name in Delaware in November 1998. We completed our initial public offering in December 1993 and our shares of common stock, $.0001 par value per share, currently trade on the NASDAQ Global Select Market under the symbol “SHOO”.

We maintain our principal executive offices at 52-16 Barnett Avenue, Long Island City, NY 11104 and our telephone number is (718) 446-1800.

Our website is http://www.stevemadden.com. We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and information with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). We make these reports, any amendments to such reports, and our proxy statements for our stockholders’ meetings available free of charge, on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We will provide paper copies of such filings free of charge upon request. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 R Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding us, which is available at http://www.sec.gov.

Product Distribution Segments

Our business is comprised of five distinct segments (Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing). Our Wholesale Footwear segment includes seven core divisions: Steve Madden Women’s, Steve Madden Men’s, Madden Girl, Steven, Stevies, Elizabeth and James and our international business. Our Wholesale Accessories segment, through license agreements, includes Betsey Johnson®, Daisy Fuentes® and Olsenboye® accessories brands. Steven Madden Retail, Inc., our wholly owned retail subsidiary, operates Steve Madden and Steven retail stores as well as our e-commerce website. There are also three stores licensed to a third party. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent for footwear products under private labels and licensed brands (such as l.e.i.®, Candie’s® and Olsenboye®) for many of the country’s large mass-market merchandisers, shoe chains and other off-price retailers. In the Licensing segment, the Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery, women’s fashion apparel and jewelry.

Wholesale Footwear Segment

Steve Madden Women’s Division. The Steve Madden Women’s Division (“Madden Women’s”) designs, sources and markets our Steve Madden brand to major department stores, mid-tier department stores, better specialty stores and independently owned boutiques throughout the United States. The Steve Madden brand has become a leading life-style brand in the fashion conscious marketplace. To serve our customers (primarily women ages 16 to 35), Madden Women’s creates and markets fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at affordable prices.

As our largest division, Madden Women’s generated net sales of $148.0 million for the year ended December 31, 2009, or approximately 29% of our total net sales. New products for Madden Women’s are test marketed at our retail stores. Typically, within a few days, we can determine if the test product appeals to our customers. This enables us to use our flexible sourcing model to rapidly respond to changing trends, which we believe is essential for success in the fashion arena.

Madden Girl Division. The Madden Girl Division (“Madden Girl”) designs, sources and markets a full collection of directional young women’s shoes. Madden Girl is geared for young women ages 13 to 20 and is an “opening price point” brand that is currently sold at major department stores, mid-tier retailers and specialty stores. Madden Girl generated net sales of $62.5 million for the year ended December 31, 2009, or approximately 12% of our total net sales.

Steve Madden Men’s Division. The Steve Madden Men’s Division (“Madden Men’s”) designs, sources and markets a full collection of directional men’s shoes and fashion forward athletic shoes to major department stores, mid-tier department stores, better specialty stores and independent shoe stores throughout the United States. Price points range from $70 to $100 at retail, targeted at men ages 20 to 40 years old. Madden Men’s generated net sales of $40.0 million for the year ended December 31, 2009, or approximately 8% of our total net sales. Madden Men’s maintains open stock inventory positions in select patterns to serve the replenishment programs of its wholesale customers.

Steven Division. The Steven Division designs, sources and markets women’s fashion footwear under the Steven® trademark through major department and better footwear specialty stores throughout the United States. Priced a tier above the Steve Madden brand, Steven products are designed to appeal principally to fashion conscious women, ages 25 to 45, who shop at department stores and footwear boutiques. The Steven Division generated net sales of $23.6 million for the year ended December 31, 2009, or approximately 5% of our total net sales.

International Division. Prior to 2009, our international business (the “International Division”) operated under the “first cost” model and, thus, the revenues derived from our international business were included in Commissions and Licensing Fees in the Consolidated Statements of Income of our Financial Statements. In order to improve operating efficiencies, and to give our international partners better visibility in the process, as of January 2009, we have changed the operating model for our international business to the “wholesale” model. Our International Division ships products to China, Canada, Mexico, the United Kingdom, Israel, UAE, Turkey, Australia, Korea, Morocco, and several countries in southeast Asia, Europe and Central and South America. Our International Division generated net sales of $22.1 million for the year ended December 31, 2009 or 4% of our total net sales.

Elizabeth and James Division. On September 10, 2008, we entered into a license agreement with Dualstar Entertainment Group, LLC, under which we have the right to use the Elizabeth and James trademark in connection with the sale and marketing of footwear. The Elizabeth and James brand, which was created by Mary-Kate and Ashley Olsen, is distributed through luxury retailers to women ages 25 to 36 years with average retail price points from $200 to $350 for shoes and from $350 to $500 for boots. Our Elizabeth and James Division, which began shipping in April 2009, generated net sales of $4.3 million for the year ended December 31, 2009 or 1% of our total net sales.

Steve Madden Kids Division. Our Steve Madden Kids Division (“Madden Kids”) designs, sources and markets footwear for young girls to department stores, specialty stores and independent boutiques throughout the United States. Madden Kids generated net sales of $7.3 million for the year ended December 31, 2009, or approximately 1% of our total net sales.

Wholesale Accessories Segment

Our Wholesale Accessories segment designs, sources and markets name brand (including Betsey Johnson®, Daisy Fuentes® and Olsenboye® in addition to our Steve Madden® and Steven by Steve Madden® brands) and private label fashion handbags and accessories to major department stores, mid-tier department stores, value price retailers and independent stores throughout the United States. The Wholesale Accessories segment generated net sales of $70.4 million for the year ended December 31, 2009, or approximately 14% of our total net sales.

Retail Segment

Steven Madden Retail, Inc. As of December 31, 2009, the Company, through our wholly owned subsidiary Steven Madden Retail, Inc., owned and operated 89 retail stores including 84 stores under the Steve Madden name, four under the Steven name and our e-commerce website (at www.stevemadden.com). In 2009, we opened two new stores, closed seven underperforming stores and licensed out three stores. Steve Madden stores are located in major shopping malls and in urban street locations across the United States, primarily focused in New York, California and Florida. In 2009, our retail stores generated annual sales in excess of $640 per square foot. Comparative store sales (sales of those stores, including the e-commerce website, that were open for all of 2009 and 2008) increased 1% in fiscal year 2009 compared to fiscal year 2008. The Retail segment generated net sales of $123.7 million for the year ended December 31, 2009, or approximately 25% of our total net sales.

We believe that the Retail segment will continue to enhance overall sales and profitability while increasing recognition for the Steve Madden brand. We plan to open one to three new retail stores and close six to nine underperforming stores during 2010. Our retail stores enable us to test and react to new products and classifications which, in turn, strengthens the product development efforts of the Steve Madden Wholesale segments.

First Cost Segment

The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent for footwear products under private labels and licensed brands (such as l.e.i.®, Candie’s® and Olsenboye®) for many of the country’s large mass-market merchandisers, shoe chains and other mid-tier retailers. As a buying agent, we utilize our expertise and our relationships with shoe manufacturers to facilitate the production of private label shoes to our customers’ specifications. We believe that by operating in the private label, mass merchandising market, we are able to maximize additional non-branded sales opportunities. This leverages our overall sourcing and design capabilities. Currently, this segment serves as a buying agent for the procurement of women’s, men’s and children’s footwear for large retailers, including Target, Wal-Mart, Kohl’s, J.C. Penney and Sears. The First Cost segment receives buying agent’s commissions from its customers. In addition, we have leveraged the strength of our Steve Madden brands and product designs resulting in a partial recovery of our design, product and development costs from our suppliers. The First Cost segment generated operating income of $16.8 million for the year ended December 31, 2009.

Licensing Segment

We license our Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery, women’s fashion apparel and jewelry. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand. Licensing income for the year ended December 31, 2009 was $3.1 million.

See Note N to our Consolidated Financial Statements for additional information relating to our five operating segments.

Product Design and Development

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

Product Sourcing and Distribution

We source each of our product lines separately based on the individual design, style and quality specifications of the products in such product lines. We do not own or operate manufacturing facilities; rather, we source our products through agents and our own sourcing office with independently owned manufacturers in China, Mexico, Brazil, Italy, Spain and India. We have established relationships with a number of manufacturers and agents in each of these countries. Although we have not entered into any long-term manufacturing or supply contracts, we believe that a sufficient number of alternative sources exist for the manufacture of our products. We continually monitor the availability of the principal materials used in our footwear, which are available from a number of sources in various parts of the world. We track inventory flow on a regular basis, monitor sell-through data and incorporate input on product demand from wholesale customers. We use retailers’ feedback to adjust the production or manufacture of new products on a timely basis, which helps reduce the close out of slow-moving products.

We distribute our products from three third-party distribution warehouse centers located in California and New Jersey. By utilizing distribution facilities that specialize in distributing products to certain wholesale accounts, Steve Madden retail stores and Internet fulfillment, we believe that our customers are better served.

Customers

Our wholesale customers consist principally of department stores and specialty stores, including independent boutiques. Approximately 69% of our wholesale revenue is generated from department and specialty stores, including Macy’s, DSW, Nordstrom, Famous Footwear, Dillard’s and Lord & Taylor as well as mid-tier department stores and catalog retailers, including Victoria’s Secret. For the year ended December 31, 2009, DSW accounted for approximately $52.9 million, or 14% of our wholesale net sales and 11% of our total net sales. Macy’s accounted for approximately $39.0 million, or 10% of our wholesale net sales and 8% of our total net sales in 2009.

Distribution Channels

United States

We sell our products principally through department stores, specialty stores and discount stores and through our company-owned retail stores. For the year ended December 31, 2009, our Retail segment and our Wholesale segment generated net sales of approximately $123.7 million and $379.8 million, or 25% and 75% of our total net sales, respectively. Each of these distribution channels are described below.

Steve Madden and Steven Retail Stores. As of December 31, 2009, we operated 84 company-owned retail stores under the Steve Madden name and four under the Steven name and our e-commerce website (at www.stevemadden.com). We believe that our retail stores will continue to enhance overall sales, profitability, and our ability to react to changing consumer trends. The stores are also a marketing tool that allows us to strengthen brand recognition and to showcase selected items from our full line of branded and licensed products. Furthermore, the retail stores provide us with a venue to test and introduce new products and merchandising strategies. Specifically, we often test new designs at our Steve Madden retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, we have been able to leverage sales information gathered at Steve Madden retail stores to assist our wholesale customers in order placement and inventory management.

A typical Steve Madden store is approximately 1,400 to 1,600 square feet and is located in a mall or street location that we expect will attract the highest concentration of our core demographic, style-conscious customer base. The Steven stores, which are generally the same size as our Steve Madden stores, have a more sophisticated design and format styled to appeal to their more mature target audience. In addition to carefully analyzing mall demographics and locations, we set profitability guidelines for each potential store site. Specifically, we target well trafficked sites at which the demographics fit our consumer profile and seek new locations where the projected fixed annual rent expense stays within our guidelines. By setting these guidelines, we seek to identify stores that will contribute to our overall profitability both in the near and longer terms.

Department Stores. We currently sell to over 1,900 doors of 17 department stores throughout the United States. Our major accounts include Macy’s, Nordstrom, Dillard’s and Lord & Taylor.

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

Specialty Stores/Catalog Sales. We currently sell to specialty store locations throughout the United States. Our major specialty store accounts include DSW, Famous Footwear and Journeys. We offer our specialty store accounts the same merchandising, sell-through and inventory tracking support offered to our department store accounts. Sales of our products are also made through various catalogs, such as Victoria’s Secret.

Internet Sales. We operate an Internet website, www.stevemadden.com, where customers can purchase numerous styles of our Madden Women’s, Steven and Madden Men’s as well as selected styles of Madden Girl, footwear and accessory products.

International

Our products are available in many countries and territories worldwide via several retail selling and distribution agreements. Under the terms of the various agreements, the distributors and retailers are generally required to open a minimum number of stores each year and to pay us a fee for each pair of footwear purchased, and in many cases, an additional sales royalty as a percentage of sales or a predetermined amount per unit of sale. Distributors are required to purchase a specified minimum number of products within specified periods. The agreements we have in place expire at various times through December 31, 2014 and include renewal options. These agreements are exclusive in their specific territories, which include China, Canada, Mexico, the United Kingdom, Israel, UAE, Turkey, Australia, Korea, Morocco, and several countries in Southeast Asia, Europe and Central and South America.

Competition

The fashion industry is highly competitive. We compete with specialty shoe and accessory companies as well as companies with diversified footwear product lines, such as Nine West, Skechers, Kenneth Cole, Nike, Guess and Jessica Simpson. Our competitors may have greater financial and other resources than us. We believe effective advertising and marketing, fashionable styling, high quality, value and fast manufacturing turnaround are the most important competitive factors and intend to continue to employ these elements as we develop our products. However, we cannot be certain that we will be able to compete successfully against our current and future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Marketing and Sales

We have focused on creating an integrated brand building program to establish Steve Madden as a leading designer of fashion footwear for style-conscious young women and men. Principal marketing activities include product placements in lifestyle and fashion magazines, personal appearances by our founder and Creative and Design Chief, Steve Madden, and in-store promotions. In addition, we continue to promote our e-commerce website (www.stevemadden.com) where customers can purchase products under the brands Steve Madden, Steven, Steve Madden Men’s and selected styles from Madden Girl footwear, as well as view exclusive content, participate in contests and “live chat” with customer service representatives.

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

Intellectual Property

Trademarks

We own numerous trademarks including Steve Madden®, Steve Madden plus Design®, Steven by Steve Madden® and various PEACE LOVE SHOES designs. As of December 31, 2009, we have 216 U.S. and internationally registered trademarks or trademark applications pending in the trademark offices of 67 countries around the world including the U.S. From time to time we adopt new trademarks in connection with the marketing of new product lines. We believe that our trademarks have significant value and are important to the marketing of our products, identifying the Company and distinguishing our products from the products of others. We consider our Steve Madden®, Steve Madden plus Design®, Steven by Steve Madden® and the various PEACE LOVE SHOES design marks to be among our most valuable assets and have registered these marks in numerous countries and in numerous International Classes. We act aggressively to register and vigorously to protect our trademarks against infringement. There can be no assurance, however, that we will be able to effectively obtain rights to our marks throughout all of the countries of the world. Moreover, no assurance can be given that others will not assert rights in or ownership of, our marks and other proprietary rights or that we will be able to resolve any such conflicts successfully. Our failure to protect such rights from unlawful and improper appropriation may have a material adverse effect on our business, financial condition, results of operations and liquidity.

Trademark Licensing

We believe that expanding the Company’s presence beyond footwear and accessories is a logical extension of the Company’s brands. Therefore, on October 20, 2009, we licensed our Steve Madden® mark for the design, manufacture and worldwide distribution of women’s fashion apparel and, on January 7, 2010, we licensed our Steve Madden® and Steven by Steve Madden® marks for the design, manufacture and worldwide distribution of women’s fashion jewelry. The new fashion apparel and jewelry lines, which will initially ship in the spring and fall of 2010, respectively, join our existing licenses for cold weather accessories, sunglasses, eyewear, outerwear, bedding and hosiery offerings. Our licensees pay us a royalty and, in substantially all of our license agreements, an advertising fee equal to a percentage of net sales and a minimum royalty and advertising fee in the event that specified net sales targets are not achieved. See Note A[13] to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional disclosure regarding these licensing arrangements.

In addition to out-licenses of our trademarks, we also license from third parties certain marks used in connection with certain of our product lines. We have a license from Betsey Johnson LLC providing the right to use the Betsey Johnson® and Betseyville® trademarks in connection with the sale and marketing of handbags, small leather goods, belts and umbrellas. In addition, we have licenses from Dualstar Entertainment Group, LLC under which the Company has the right to use the Olsenboye® trademark in connection with the sale and marketing of footwear and accessories and the Elizabeth and James® trademark in connection with the sale and marketing of footwear. We also hold a license from Phat Fashions LLC to design, manufacture and distribute women’s footwear, handbags and belts and related accessories under the Fabulosity® brand and a license from Jones Investment Co. Inc. to use the l.e.i.® trademark in connection with the marketing and sale of women’s footwear exclusively to Wal-Mart. We also hold a license from Dafu Licensing, Inc. to design, manufacture and distribute handbags and belts and related accessories under the DF Daisy Fuentes® and the Daisy Fuentes® brands. We also hold a license from IP Holdings LLC to sell Candie’s® banded footwear to Kohl’s. Substantially all of these licensing agreements require us to make royalty and advertising payments to the licensor equal to a percentage of our net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note L[4] to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information relating to each of the above referenced licensing arrangements.

Employees

On February 5, 2010, we employed approximately 1,370 employees, of whom approximately 700 work on a full-time basis and approximately 670 work on a part-time basis, most of whom work in the Retail segment. All of our employees are located in the United States with the exception of approximately 30 employees located in Hong Kong and China who perform quality control and administrative duties. None of our employees are represented by a union. Our management considers relations with our employees to be good. The Company has never experienced a material interruption of its operations due to a labor dispute.

Seasonality

Historically, our merchandising businesses have experienced holiday retail seasonality. In addition to seasonal fluctuations, our operating results fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of our products, product mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write downs for obsolescence, the cost of materials, the product mix between wholesale, retail and licensing businesses, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors.

Backlog

We had unfilled wholesale customer orders of $151.7 million and $90.5 million, as of February 21, 2010 and 2009, respectively. Our backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of our core basic products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

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

The industry in which we operate is cyclical, with purchases tending to decline during recessionary periods when disposable income is low. Purchases of contemporary shoes and accessories tend to decline during recessionary periods and also may decline at other times. There can be no assurance that we will be able to grow or even maintain our current level of revenues and earnings, or remain profitable in the future. A recession in the national or regional economies or uncertainties regarding future economic prospects, among other things, could affect consumer spending habits. The recent volatility and disruption of global economic and financial market conditions has led to declines in consumer confidence and spending in the United States and internationally. Further deterioration or a continued weakness of economic and financial market conditions for an extended period of time could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Economic Uncertainty and Political Risks. Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products. We believe that declining consumer confidence accompanied with changes in credit availability, interest rates, energy prices, unemployment rates and consumers’ disposable income negatively impacted the level of consumer spending for discretionary items during the years ended December 31, 2008 and 2009. Despite the worsening retail environment, in 2009 we achieved a substantial revenue growth in the Wholesale segment that was partially offset by a small decrease in revenues in the Retail segment. A continued weak economic environment could have a negative effect on the Company’s sales and results of operations during the year ending December 31, 2010 and thereafter. In addition, unstable political conditions in some parts of the world, including potential or actual international conflicts, or the continuation or escalation of terrorism, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Dependence upon Customers and Risks Related to Extending Credit to Customers. Our customers consist principally of major department stores, mid-tier department stores, better specialty stores and independently-owned boutiques. Certain of our department store customers, including some under common ownership, account for significant portions of our wholesale business.

We generally enter into a number of purchase order commitments with our customers for each of our lines every season and do not enter into long-term agreements with any of our customers. Therefore, a decision by a significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us or to change its manner of doing business could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We sell our products primarily to retail stores across the United States and extend credit based on an evaluation of each customer’s financial condition, usually without collateral. While various retailers, including some of our customers, have experienced financial difficulties in the past few years which increased the risk of extending credit to such retailers, our losses due to bad debts have been limited. Pursuant to the terms of our factoring agreement, our factor, Rosenthal & Rosenthal, Inc., currently assumes the credit risk related to approximately 83% of our accounts receivable. However, financial difficulties of a customer could cause us to curtail business with such customer or require us to assume more credit risk relating to such customer’s accounts receivable.

Impact of Foreign Manufacturers; Custom Duties. Virtually all of our products are purchased through arrangements with a number of foreign manufacturers, primarily from China, Mexico, Brazil, Italy, Spain and India.

Risks inherent in foreign operations include work stoppages, transportation delays and interruptions, changes in social, political and economic conditions which could result in the disruption of trade from the countries in which our manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. We do not believe that any such economic or political condition will materially affect our ability to purchase products, since a variety of materials and alternative sources are available. However, we cannot be certain that we will be able to identify such alternative sources without delay, if at all, or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Possible Adverse Impact of Manufacturers’ Inability to Manufacture in a Timely Manner, Meet Quality Standards or to Use Acceptable Labor Practices. As is common in the footwear industry, we contract for the manufacture of virtually all of our products to our specifications through foreign manufacturers. We do not own or operate any manufacturing facilities and, therefore, we are dependent upon third parties for the manufacture of all of our products. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

We do not control our licensing partners or independent manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer of ours or by one of our licensing partners, or the divergence of a manufacturer’s or a licensing partner’s labor practices from those generally accepted as ethical in the United States, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Intense Industry Competition. The fashion footwear industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. The recent market growth in the sales of fashion footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Nine West, Skechers, Kenneth Cole, Nike, Guess and Jessica Simpson may have significantly greater financial and other resources than we do and there can be no assurance that we will be able to compete successfully with other fashion footwear companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on our business, financial condition, results of operations and liquidity. We believe effective advertising and marketing, branding of the Steve Madden® trademark, fashionable styling, high quality and value are the most important competitive factors and we plan to continue to employ these elements as we develop our products. Our inability to effectively advertise and market our products could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Expansion of Retail Business. Our continued growth depends to a significant degree on further developing the Steve Madden, Stevies, Steven, Madden Girl, Steve Madden Men’s, Steve Madden Fix, Candies, Elizabeth and James, Olsenboye and l.e.i. brands, creating new product categories and businesses and operating company-owned Steve Madden and Steven stores on a profitable basis. During the year ended December 31, 2009, we opened two, closed seven and licensed out three Steve Madden retail stores and have plans to open one to three and close six to nine stores in the year ending December 31, 2010. We also remodeled seven existing stores. Our future expansion plan includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by us in our existing markets. There can be no assurance that we will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management’s expectations. Our retail expansion is dependent on a number of factors, including our ability to locate and obtain favorable store sites, the performance of our wholesale and retail operations, and our ability to manage such expansion and hire and train personnel. Past comparable store sales results may not be indicative of future results, and there can be no assurance that our comparable store sales results can be maintained or will increase in the future. In addition, there can be no assurance that our strategies to increase other sources of revenue, which may include expansion of our licensing activities, will be successful or that our overall sales or profitability will increase or not be adversely affected as a result of the implementation of such retail strategies.

Management of Growth. Our operations have increased and will continue to increase demand on our managerial, operational and administrative resources. We have recently invested significant resources in, among other things, our management information systems and hiring and training new personnel. However, in order to manage currently anticipated levels of future demand, we may be required to, among other things, expand our distribution facilities, establish relationships with new manufacturers to produce our product, and continue to expand and improve our financial, management and operating systems. There can be no assurance that we will be able to manage future growth effectively and a failure to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Trademark Protection. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our marks on a worldwide basis. Nevertheless, there can be no assurance that the actions taken by us to establish and protect our marks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products on the basis that our products violate the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Our failure to establish and then protect such proprietary rights from unlawful and improper utilization could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Dependence on Key Personnel. The future of our business depends to a significant degree on the skills and efforts of our Creative and Design Chief, Steven Madden, and our senior executives. If we lose the services of our Creative and Design Chief or any of our senior executives, and especially if any of our executives joins a competitor or forms a competing company, our business and financial performance could be seriously harmed. A loss of our Creative and Design Chief’s or any of our executive officers’ skills, knowledge of the industry, contacts and expertise could cause a setback to our operating plan and strategy.

Outstanding Options. As of March 9, 2010, there were outstanding options to purchase an aggregate of approximately 1,076,000 shares of our common stock. Holders of such options are likely to exercise them when the market price of our stock is significantly higher than the exercise price of the options. Further, while options are outstanding, they may adversely affect the terms on which we could obtain additional capital, if required.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

We lease approximately 41,900 square feet for our corporate headquarters and sample production facilities at 52-16 Barnett Avenue, Long Island City, NY 11104 pursuant to a lease which expires on June 30, 2013. The Steve Madden showroom is located at 1370 Avenue of the Americas, New York, NY. All of our brands are displayed for sale from this 9,917 square foot space. The lease for our showroom expires on February 28, 2013.

We lease approximately 20,000 square feet for our Accessories Division’s offices and showroom space at 10 West 33rd Street, New York, NY. The lease expires on December 31, 2014.

We lease approximately 6,500 square feet for our Madden Zone Division’s office space at 17-19 West 34th Street, New York, NY. The initial term of the lease expires on April 30, 2010 with an option, at our election, to extend it on a month-to-month basis that can be terminated by either party with 30 days’ prior written notice.

We maintain approximately 7,200 square feet as a storage facility at 25-15 Borough Place, Woodside, NY. The lease for this space expires on October 31, 2013.

We own a building that is approximately 2,200 square feet that is located across the street from our executive offices at 38-35 Woodside Avenue, Long Island City, NY 11104.

We lease approximately 3,600 square feet for office space in Kwai Chung, Hong Kong. This lease will expire on March 4, 2011.

In addition, we lease approximately 4,825 square feet for office space in Kuangdong Province, China. This lease will expire on January 31, 2013.

All of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of ten years. A majority of the leases include clauses that provide for contingent rental payments if gross sales exceed certain targets and, as such, a majority of the leases enable us and/or the landlord to terminate the lease in the event that our gross sales do not achieve certain minimum levels during a prescribed period. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes. The current terms of our retail store leases, including our three licensed stores and two unoccupied locations, expire as follows:

Years Lease Terms Expire	Number of Stores

2010	12
2011	14
2012	8
2013	13
2014	5
2015	5
2016	6
2017	14
2018	10
2019	6
2020	1

ITEM 3	LEGAL PROCEEDINGS

On June 24, 2009, The Center For Environmental Health filed a lawsuit, Center for Environmental Health v. Lulu NYC, LLC, Steve Madden, Ltd., Steve Madden Retail, Inc., et al., Case No. RG09459448, in California Superior Court, Alameda County, against the Company and dozens of other California retailers and vendors of leather, vinyl, and/or imitation leather handbags, belts, and shoes alleging that the retailers and vendors failed to warn that certain of such products may expose California citizens to lead and lead compounds. The parties have been in negotiations to resolve the matters informally and have finalized the substance of a consent judgment, the terms of which are not material to the Company’s Consolidated Financial Statements.

On June 24, 2009, a class action lawsuit Shahrzad Tahvilian, et al. v. Steve Madden Retail, Inc. and Steve Madden, Ltd., Case No. BC 414217, was filed in the Superior Court of California, Los Angeles County, against the Company and its wholly-owned subsidiary, Steven Madden Retail, Inc.. The complaint, which seeks unspecified damages, alleges violations of California labor laws, including, among other things, that the Company failed to provide mandated meal breaks to its employees and failed to provide overtime pay as required. The Company filed an answer in the litigation denying all allegations stated in the complaint. The parties have agreed to submit the claim to private mediation, which is scheduled for March 29, 2010. The Company, with the advice of legal counsel, has evaluated the liability in this case and believes that it is not likely to exceed $1 million. Accordingly, the Company accrued $1 million in the fiscal year 2009. The accrual is subject to change to reflect the status of this matter.

On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors of U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. In September of 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties to be $1.4 million. On October 20, 2005, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit. The Company has contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, Office of Regulations and Rulings, under internal advice procedures. On November 28, 2007, U.S. Customs Headquarters informed the Company that its request for internal advice had been accepted and was under review. All efforts by U.S. Customs to collect additional duties, fees, interest or penalties have been stayed pending final decision of U.S. Customs Headquarters. In the event that the U.S. Customs auditors’ position is ultimately upheld, the Company may be subject to monetary penalties. A final determination of the matter may not occur for several months or even years. The Company, with the advice of legal counsel, has evaluated the Company’s potential liability in this matter, including additional duties, interest and penalties, and believes that it is not likely to exceed $2.7 million. Therefore, as of December 31, 2007, the Company had recorded a total reserve of $2.7 million that was increased by $256 thousand in 2008 and $89 thousand in 2009 to reflect anticipated additional interest costs, bringing the reserve to $3 million as of December 31, 2009. Such reserve is subject to change to reflect the status of this matter.

We have been named as a defendant in certain other lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the holders of our common stock during the last quarter of our fiscal year ended December 31, 2009.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our shares of common stock have traded on the NASDAQ Global Select Market since August 1, 2007 and were traded on the NASDAQ National Market prior to that date. The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2009 as reported by the NASDAQ Global Select. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock

	High	Low		High	Low
2009			2008
Quarter ended March 31, 2009	$22.80	$13.57	Quarter ended March 31, 2008	$19.52	$14.98
Quarter ended June 30, 2009	$30.15	$19.04	Quarter ended June 30, 2008	$22.74	$16.05
Quarter ended September 30, 2009	$37.25	$23.87	Quarter ended September 30, 2008	$28.36	$18.13
Quarter ended December 31, 2009	$42.91	$35.68	Quarter ended December 31, 2008	$24.60	$14.20

Holders. As of March 9, 2010, there were 18,348,786 shares of common stock outstanding and 76 holders of record.

Dividends. With the exception of a special cash dividend paid in November 2005 and in November 2006, we have not declared or paid any cash dividends in the past to the holders of our common stock and do not currently anticipate declaring or paying any cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that any cash dividends of any kind will be paid to holders of our common stock in the future.

Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2009 is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases of Equity Securities. We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2009. In February and August of 2007, our Board of Directors authorized increases of our previously announced share repurchase program of $30 million and $37 million, respectively. At December 31, 2009, an aggregate of $2 million remained authorized to repurchase our common stock. The program has no set expiration date.

Performance Graph. The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2004, and ending on December 31, 2009, with the cumulative total return on the Russell 2000 Index and the S&P 500 Footwear Index. The comparison assumes that $100 was invested on December 31, 2004 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Steven Madden, Ltd.	$100.00	$154.98	$279.08	$159.07	$169.57	$328.00
Russell 2000 Index	$100.00	$103.32	$120.89	$117.57	$76.65	$95.98
S&P 500 Footwear Index	$100.00	$99.42	$114.97	$149.17	$118.42	$153.42

ITEM 6	SELECTED FINANCIAL DATA

               The following selected financial data has been derived from our audited Consolidated Financial Statements. The Income Statement Data relating to 2009, 2008 and 2007, and the Balance Sheet data as of December 31, 2009 and 2008 should be read in conjunction with the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

	INCOME STATEMENT DATA Year Ended December 31, (in thousands, except per share data)
	2009	2008	2007	2006	2005

Net sales	$503,550	$457,046	$431,050	$475,163	$375,786
Cost of sales	287,361	270,222	257,646	276,734	236,631
Gross profit	216,189	186,824	173,404	198,429	139,155
Commissions and licensing fee income - net	19,928	14,294	18,351	14,246	7,119
Operating expenses	(157,149)	(156,212)	(138,841)	(134,377)	(114,185)
Impairment of goodwill	—	—	—	—	(519)
Income from operations	78,968	44,906	52,914	78,298	31,570
Interest income	2,096	2,620	3,876	3,703	2,554
Interest expense	(93)	(207)	(65)	(100)	(164)
Loss on sale of marketable securities	(182)	(1,013)	(589)	(967)	(500)
Income before provision for income taxes	80,789	46,306	56,136	80,934	33,460
Provision for income taxes	30,682	18,330	20,446	34,684	14,260
Net Income	$50,107	$27,976	$35,690	$46,250	$19,200
Basic income per share	$2.78	$1.53	$1.73	$2.21	$0.95
Diluted income per share	$2.73	$1.51	$1.68	$2.09	$0.92
Basic weighted average shares of common stock	18,045	18,325	20,647	20,906	20,112
Effect of potential shares of common stock from exercise of options	278	194	645	1,195	806
Diluted weighted average shares of common stock outstanding	18,323	18,519	21,292	22,101	20,918
Dividends paid per share of common stock	$0.00	$0.00	$0.00	$1.00	$0.67

	BALANCE SHEET DATA At December 31,
	2009	2008	2007	2006	2005

Total assets	$326,859	$284,693	$266,521	$251,392	$211,728
Working capital	139,007	122,086	121,138	151,711	114,066
Noncurrent liabilities	6,710	5,801	3,470	3,136	2,757
Stockholders’ equity	$267,787	$206,242	$215,334	$211,924	$182,065

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our Financial Condition and Results of Operations should be read in conjunction with our audited Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview
($ in thousands, except retail sales data per square foot and earnings per share data)

Steven Madden, Ltd. and its subsidiaries (collectively the “Company”) design, source, market and sell fashion-forward footwear for women, men and children. In addition, we design, source, market and sell name brand and private label fashion handbags and accessories, through our Accessories Division. We distribute products through department and specialty stores, our retail stores and our e-commerce website throughout the United States and through special distribution arrangements in Asia, Canada, Europe, Central and South America, Australia and Africa. Our product line includes a broad range of updated styles which are designed to establish or capitalize on market trends, complemented by core products. We have established a reputation for our creative designs, popular styles and quality products at accessible price points.

Our business is comprised of five distinct segments (Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing). Our Wholesale Footwear segment includes seven core divisions: Steve Madden Women’s, Steve Madden Men’s, Madden Girl, Steven, Steve Madden Kids, Elizabeth and James and our international business. Our Wholesale Accessories segment, through license agreements, includes Betsey Johnson®, Daisy Fuentes® and Olsenboye® accessories brands. Steven Madden Retail, Inc., our wholly owned retail subsidiary, operates Steve Madden and Steven retail stores as well as our e-commerce website. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent for footwear products under private labels and licensed brands (such as l.e.i.®, Candie’s® and Olsenboye®) for many of the country’s large mass-market merchandisers, shoe chains and other off-price retailers. In the Licensing segment, the Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery, women’s fashion apparel and jewelry.

Prior to 2009, our international business operated under the “first cost” model and, thus, the revenues derived from our international business were included in Commissions and Licensing Fees in the Consolidated Statements of Income. In order to improve operating efficiencies, and to give our international partners better visibility in the process, as of January of 2009, we have changed the operating model for our international business to the “wholesale” model. Under the “wholesale” model, we will be able to manage inventory levels, improve delivery times, and increase our ability to receive payments on a timely basis. As a result of this change, commencing with the first quarter of 2009, international revenues are now included in the Net Sales line in the Consolidated Statements of Income. For the year ended December 31, 2009, our international business contributed net sales of $22,055, or 4% of our total net sales.

Net sales for the year ended December 31, 2009 also reflect shifts related to our Candie’s® business, which we distribute exclusively to Kohl’s. Pursuant to an agreement with Kohl’s, Candie’s® has been transitioned from a wholesale model to a “first cost” model and, therefore, revenues for 2009 are included in Commissions and Licensing Fees in the Consolidated Statements of Income. As a result of this change, net sales for 2009 does not reflect Candies revenue while net sales for 2008 reflected revenue of $14,308 for the Candie’s® business.

Fiscal year 2009 was a record year for Steven Madden, Ltd. Consolidated net sales for 2009 increased to a record $503,550 from $457,046 during 2008. Our gross margin increased in the year ended December 31, 2009 to 42.9%, 200 basis points greater than the 40.9% achieved in 2008. Net income increased 79% to a record $50,107 in 2009 from $27,976 in 2008. Diluted earnings per share for the year ended December 31, 2009 increased 81% to a record $2.73 per share on 18,323,000 diluted weighted average shares outstanding compared to $1.51 per share on 18,519,000 diluted weighted average shares outstanding in 2008. Net cash provided by operating activities increased to a record $64,342 in 2009 compared to $41,779 in 2008.

We have expanded our accessories portfolio through two recent acquisitions. On July 8, 2009, we acquired certain assets constituting the Zone 88 and Shakedown Street (together “Zone 88”) lines of SML Brands, LLC, a subsidiary of Aimee Lynn, Inc, which designs and markets primarily private label accessories, principally handbags, for mass merchants and mid-tier retailers. The acquisition was completed for $1,348 in cash. We believe this acquisition will enable us to expand our accessories business in the private label arena with value priced customers. Subsequent to our year-end, on February 10, 2010, the Company acquired all of the outstanding shares of stock of Big Buddha, Inc. (“Big Buddha”) from its sole stockholder, Jeremy Bassan. Founded in 2003, Big Buddha designs and markets fashion-forward handbags to specialty retailers, better department stores and online retailers. The acquisition was completed for $11,000 in cash plus potential earn out payments to Mr. Bassan based on financial performance of Big Buddha through March 31, 2013.

In September 2009, the Company expanded its brand portfolio by entering into a license agreement with Dualstar Entertainment Group, LLC, under which the Company has the right to use the Olsenboye® trademark in connection with the sale and marketing of footwear and accessories exclusively to J.C. Penney. The agreement requires the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2011, but is renewable, at our option, for one three-year term, if certain conditions are met.

In addition, we made progress on our stated goal to evolve Steve Madden into a global lifestyle brand by entering into two new license agreements. On October 20, 2009, we signed a license agreement to license our Steve Madden® trademark for the design, manufacture and worldwide distribution of women’s fashion apparel. On January 7, 2010, we signed a license agreement to license our Steve Madden® and Steven by Steve Madden® trademarks for the design, manufacture and worldwide distribution of women’s fashion jewelry. The new fashion apparel and jewelry lines, which will initially ship in the spring and fall of 2010, respectively, join our existing licenses for cold weather accessories, sunglasses, eyewear, outerwear, bedding and hosiery offerings. Management is pleased to be expanding the Company’s presence beyond footwear and accessories and believes the new apparel and jewelry lines mark a very logical extension of the Company’s brands.

In our Retail segment, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout 2009 and 2008) increased 1% in 2009. As of December 31, 2009, we had 89 stores in operation, compared to 97 stores as of December 31, 2008. During the year ended December 31, 2009, sales per square foot increased to $640 compared to sales per square foot of $628 achieved in 2008.

As of December 31, 2009, our total inventory decreased to $30,453 from $31,597 as of December 31, 2008, and our annualized inventory turnover improved to 9.8 times in 2009 compared to 8.1 times in 2008. Our accounts receivable average collection days improved to 54 days in 2009 compared to 55 days in 2008. As of December 31, 2009, we had $154,950 in cash, cash equivalents and marketable securities, no short- or long-term debt, and total stockholders’ equity of $267,787.

       The following tables set forth information on operations for the periods indicated:

Years Ended
December 31
($ in thousands)

	2009		2008		2007
CONSOLIDATED:

Net sales	$503,550	100%	$457,046	100%	$431,050	100%
Cost of sales	287,361	57	270,222	59	257,646	60
Gross profit	216,189	43	186,824	41	173,404	40
Other operating income – net of expenses	19,928	4	14,294	3	18,351	4
Operating expenses	157,149	31	156,212	34	138,841	32
Income from operations	78,968	16	44,906	10	52,914	12
Interest and other income – net	1,821	—	1,400	—	3,222	1
Income before income taxes	80,789	16	46,306	10	56,136	13
Net income	50,107	10	27,976	6	35,690	8

By Segment:

WHOLESALE SEGMENT:

Net sales	$379,845	100%	$331,407	100%	$310,405	100%
Cost of sales	232,932	61	215,026	65	205,584	66
Gross profit	146,913	39	116,381	35	104,821	34
Operating expenses	86,354	23	81,593	25	73,362	24
Income from operations	60,559	16	34,788	10	31,459	10

RETAIL SEGMENT:

Net sales	$123,705	100%	$125,639	100%	$120,645	100%
Cost of sales	54,429	44	55,196	44	52,062	43
Gross profit	69,276	56	70,443	56	68,583	57
Operating expenses	70,795	57	74,619	59	65,479	54
Income (loss) from operations	(1,519)	(1)	(4,176)	(3)	3,104	3
Number of stores	89		97		101

FIRST COST SEGMENT:

Other commission income - net of expenses	$16,803	100%	$11,567	100%	$14,674	100%

LICENSING SEGMENT:

Licensing income – net of expenses	$3,125	100%	$2,727	100%	$3,677	100%

RESULTS OF OPERATIONS
($ in thousands)

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Consolidated:

Total net sales for the year ended December 31, 2009 increased by 10% to $503,550 from $457,046 for the comparable period of 2008. A net sales increase of 15% generated by the Wholesale segment was partially offset by a 2% decrease in net sales generated by the Retail segment. Overall gross profit margin increased to 42.9% for the year ended December 31, 2009 from 40.9% for the prior year. The increase was primarily due to the increase in the Wholesale segment gross profit margin to 39% in 2009 compared to 35% in 2008. For the years ended December 31, 2009 and 2008, operating expenses were $157,149 and $156,212, respectively. As a percentage of net sales, operating expenses decreased to 31% compared to 34% in 2008. Commission and licensing fee income increased to $19,928 for the year ended December 31, 2009, compared to $14,294 for the prior year. Net income for 2009 was $50,107, compared to $27,976 in 2008.

Wholesale Segment:

Net sales generated by the Wholesale segment was $379,845, or 75%, and $331,407, or 73%, of our total net sales for the years ended December 31, 2009 and 2008, respectively. All divisions realized an increase in net sales during the year ended December 31, 2009. The Madden Girl Division led the way by posting a 28% increase in net sales in 2009. This increase in net sales was the result of a deeper market penetration and the strong performance of flat shoes and sandals in the second quarter combined with the strong performance of dress boots and booties in the second half of the year. Net sales in our Steven Division increased by 27% in 2009, primarily due to a significant increase in shipments to the Steven Division’s largest customer Nordstrom, combined with the strong performance of casual boots during the second half of the year. A 12% increase in net sales in 2009 by our Steve Madden Women’s Division was driven by the strong performance of flat sandals and wedges during the spring selling season and by boots in the third and fourth quarters. A 5% increase in net sales in 2009 in our Wholesale Accessories segment was due to the $9,279 of nets sales contributed by our new Madden Zone Division (established through our Zone 88 acquisition) combined with an increase in sales of Steve Madden® and Steven by Steve Madden® handbags that was partially offset by a decrease of net sales of Betsey Johnson® and Betseyville® handbags. Net sales in 2009 for our Madden Men’s Division increased 5% primarily due to the strong performance of dress and casual shoes during the second half of the year. Finally, the Elizabeth and James Division, our new brand that began shipping in the first quarter of 2009, contributed net sales of $4,298 in 2009. Net sales for 2009 were also impacted by the previously mentioned shifts related to our Candies® and international businesses. The net effect of the shift of our Candies® business from a “wholesale” model to a “first cost” model, and the reverse shift of our international business from a “first cost” model to a “wholesale” model, was an increase of net sales in $7,746 during the year ended December 31, 2009.

Gross profit margin in the Wholesale segment increased to 39% in 2009 from 35% in the prior year, primarily due to a decrease in close out sales combined with improved operating efficiencies. For the year ended December 31, 2009, operating expenses increased to $86,354 from $81,593 last year, primarily resulting from an increase in variable costs due to an increase in sales. As a percentage of net sales, operating expenses decreased to 23% in 2009 from 25% in 2008. As a result of the increases in net sales and gross margin as offset by higher operating expenses, income from operations for the Wholesale segment increased 74% to $60,559 in 2009 compared to $34,788 in 2008.

Retail Segment:

Net sales generated by the Retail segment accounted for $123,705, or 25%, and $125,639, or 27%, of total Company net sales for the years ended December 31, 2009 and 2008, respectively. We opened two new stores, remodeled seven existing stores, closed seven under-performing stores and licensed three stores during the year ended December 31, 2009. As a result, we had 89 retail stores as of December 31, 2009, compared to 97 stores as of December 31, 2008. The 89 stores currently in operation include 84 under the Steve Madden brand, four under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open for all of 2009 and 2008) for the year ended December 31, 2009 increased 1% when compared to the prior year. The gross margin in the Retail segment remained at 56% in 2009 and 2008. During the year ended December 31, 2009, operating expenses decreased to $70,795, or 57% of net sales, from $74,619, or 59% of nets sales, in 2008. This decrease is due to the reduction of rent, payroll and other operating expenses related to the net reduction of eight stores during the year ended December 31, 2009, as well as other operational initiatives put in place.

First Cost Segment:

Income from operations in the First Cost segment increased 45% to $16,803 in 2009 compared to $11,567 in 2008. The main drivers of the increase were the growth of our new l.e.i.® brand at Wal-mart, which began shipping in the fourth quarter of 2008, followed by the shift of our Candies® business to the First Cost segment. In addition, growth in our private label business with Sears contributed to this increase in income. These increases were partially offset by the shift in our international business from the “first cost” model to a “wholesale” model in 2009.

Licensing Segment:

During the year ended December 31, 2009, licensing income increased to $3,125 from $2,727 last year, primarily due to an increase in sales by several of our licensees combined with the incremental revenue provided by our new bedding and bath license.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Consolidated:

Total net sales for the year ended December 31, 2008 increased by 6% to $457,046 from $431,050 for the comparable period of 2007. A net sales increase of 7% generated by the Wholesale segment was complemented by a 4% increase in net sales generated by the Retail segment. Overall gross profit margin increased to 41% for the year ended December 31, 2008 from 40% for the prior year. An increase in the Wholesale gross profit margin to 35% in 2008 compared to 34% in 2007 was partially offset by a decrease in the Retail gross profit margin to 56% in 2008 from 57% in the same period in the prior year. Operating expenses increased in 2008 to $156,212, or 34% of net sales, from $138,841, or 32% of net sales, in 2007. $4,921 of this increase is due to the charges related to the resignation of our former Chief Executive Officer and Chairman of the Board (“CEO”) in March of 2008. Additional expenses associated with our Compo internet business acquired in the second quarter of the prior year and our new Steve Madden’s Fix Division, which began shipping product in the fourth quarter of the prior year, also contributed to the increase in operating expenses. The additional stores in operation during the first half of 2008 (which ranged from a net of five additional stores on January 1, 2008 to a net of two additional stores on June 30, 2008) resulted in an increase in payroll, rent and depreciation expenses. Finally, we recorded $1,325 of charges related to the closing of two stores prior to the end of their prospective lease terms, net of anticipated revenues from sub-letting. Commission and licensing fee income decreased to $14,294 for the year ended December 31, 2008, compared to $18,351 for the prior year. The decrease was due to the decision of several of our private label customers to scale back their orders in response to the soft retail environment. Including the one-time charge of $4,921 related to the resignation of our former CEO, operating income for the year ended December 31, 2008 was $44,906 compared to $52,914 in the same period of the prior year. Including the above-mentioned one-time charge of $4,921 ($3,002 net of tax effect) related to the resignation of our former CEO, net income for 2008 was $27,976, compared to $35,690 in 2007. The decrease in net income was primarily due to the decrease in commission and licensing fee income and the increase in operating expenses.

Wholesale Segment:

Net sales generated by the Wholesale segment was $331,407, or 73%, and $310,405, or 72%, of our total net sales for the years ended December 31, 2008 and 2007, respectively. The increase in sales was primarily driven by a significant sales growth in two of our wholesale divisions. In the Madden Girl Division, a 66% increase in net sales was the result of a deeper market penetration and a strong product performance at retail. A 23% increase in net sales in the Accessories Division was due to the strong performance of Betsey Johnson® handbags and net sales increases in Steve Madden® and Steven by Steve Madden® handbags. In addition, strong boot sales during the second half of 2008 combined with a decrease in allowances helped our Steven and Steve Madden Women’s Divisions achieve a 15% and 6% increase in net sales, respectively. Finally, our two new divisions, Madden Fix, which began shipping product during the fourth quarter of 2007, and Fabulosity, contributed incremental net sales of $3,171 and $1,166, respectively, during the year ended December 31, 2008. These net sales increases were partially offset by net sales decreases in the Steve Madden Men’s and Steve Madden Kids Divisions. These net sales decreases are primarily the result of the challenging economic environment. During the second half of 2008, we began to migrate the Candie’s® Division to our commission based First Cost segment, which caused sales to decrease in the Candie’s® Division.

Gross profit margin increased to 35% in the year ended December 31, 2008 from 34% in the prior year, primarily due to a significant decrease in markdown allowances in the Candie’s® and Steven Divisions. Our Accessories and Steve Madden Women’s Divisions also experienced a decrease in markdown activity reflective of their strong sales performance and inventory management during the year. Operating expenses increased in 2008 to $81,593 compared to $73,362 in the prior year. The increase is primarily due to the $4,921 of charges related to the resignation of our former Chief Executive Officer and Chairman of the Board in March of 2008. An increase in variable selling and selling related expenses reflective of the increase in sales also contributed to the increase in operating expenses. Income from operations for the Wholesale segment increased to $34,788 for the year ended December 31, 2008, compared to $31,459 for the year ended December 31, 2007.

Retail Segment:

Net sales generated by the Retail segment accounted for $125,639, or 27%, and $120,645, or 28%, of total Company net sales for the years ended December 31, 2008 and 2007, respectively. We opened three new stores and closed seven under-performing stores during the year ended December 31, 2008. As a result, we had 97 retail stores as of December 31, 2008, compared to 101 stores as of December 31, 2007. The 97 stores in operation as of December 31, 2008 included 92 under the Steve Madden brand, four under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open for all of 2008 and 2007) for the year ended December 31, 2008 were flat when compared to the prior year. The gross margin in the Retail segment decreased to 56% in 2008 from 57% in 2007 primarily due to an increase in promotional activity reflective of the challenging economic environment. During the year ended December 31, 2008, operating expenses increased to $74,619 from $65,479 in the same period of the prior year. Several factors contributed to the increase of operating expenses during 2008. The additional stores in operation during the first half of the year (which ranged from a net of five additional stores on January 1, 2008 to a net of two additional stores on June 30, 2008) resulted in an increase in payroll, rent and depreciation expenses. In addition, a non-cash write-off of unamortized assets associated with the closing of seven stores added to the increase in operating expenses. Finally, we recorded $1,325 in charges related to the closing of two stores prior to the end of their prospective lease terms, net of anticipated revenues from sub-letting. Loss from operations for the Retail segment was $(4,176) in 2008 compared to income from operations of $3,104 for 2007.

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

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

On July 10, 2009, we entered into a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by Rosenthal at any time with 60 days’ prior written notice, or by us at any time after the expiration of the first contract year with 60 days’ prior written notice.

As of December 31, 2009, we had working capital of $139,007. We had cash and cash equivalents of $69,266, investments in marketable securities of $85,684 and we did not have any long term debt.

Management believes that, based upon our current financial position and available cash, cash equivalents and marketable securities, as augmented by cash flow from operations in 2010, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the year ended December 31, 2009, net cash provided by operating activities was $64,342. The primary sources of cash were net income of $49,567, an increase in accounts payable and accrued expenses of $10,561 and an increase of accrued incentive compensation of $4,445. The primary uses of cash were an increase of accounts receivable of $5,169 and an increase in due from factor of $15,939.

INVESTING ACTIVITIES
($ in thousands)

During the year ended December 31, 2009, we invested $67,265 in marketable securities and received $17,543 from the maturities and sales of securities. We also paid $4,526 representing the final earn-out payment payable in connection with our acquisition of our Daniel M. Friedman Division and paid $1,348 as part of the acquisition cost of Zone 88. Additionally, we made capital expenditures of $3,399, principally for the remodeling of seven existing stores, the two new stores opened during the fiscal year 2009, leasehold improvements to our corporate office space and enhancements to operating systems.

FINANCING ACTIVITIES
($ in thousands)

During the year ended December 31, 2009, we repaid advances from our factor totaling $30,168. We also received $3,904 in cash and realized a tax benefit of $497 in connection with the exercise of stock options.

CONTRACTUAL OBLIGATIONS
($ in thousands)

Our contractual obligations as of December 31, 2009 were as follows:
	Payment due by period
Contractual Obligations	Total	2010	2011-2012	2013-2014	2015 and after

Operating lease obligations	$104,422	$16,824	$31,635	$25,139	$30,824
Purchase obligations	58,642	58,642	0	0	0
Other long-term liabilities (future minimum royalty payments)	8,062	2,788	4,374	900	0
Total	$171,126	$78,254	$36,009	$26,039	$30,824

At December 31, 2009, we had un-negotiated open letters of credit for the purchase of inventory of approximately $3,050.

The Company has an employment agreement with Steven Madden, our founder and Creative and Design Chief, which provides for an annual base salary of $600 subject to certain specified adjustments through December 31, 2019. The agreement also provides for annual bonuses based on EBITDA, revenue of any new business, and royalty income over $2 million, plus an equity grant and a non-accountable expense allowance.

In addition, we have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $4,379 in 2010, $2,334 in 2011 and $1,503 in 2012. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options. Our Chief Operating Officer is entitled to deferred compensation calculated as a percentage of his base salary.

Our acquisition of Big Buddha Inc. on February 10, 2010 includes potential earn out payments based on annual financial performance through March 31, 2013.

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

INFLATION

We do not believe that the inflation experienced over the last few years in the United Sates, where we primarily compete, has had a significant effect on the Company’s sales or profitability. Historically, we have minimalized the impact of product cost increases by improving operating efficiencies, changing suppliers and increasing prices. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements included in this Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our Consolidated Financial Statements: allowance for bad debts, returns and customer chargebacks; inventory valuation; valuation of intangible assets; litigation reserves and cost of sales.

Allowances for bad debts, returns and customer chargebacks. We provide reserves against our accounts receivables for future customer chargebacks, co-op advertising allowances, discounts, returns and other miscellaneous deductions that relate to the current period. The reserve against our non-factored trade receivables also includes estimated losses that may result from customers’ inability to pay. The amount of the reserve for bad debts, returns, discounts and compliance chargebacks are determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. We evaluate anticipated chargebacks by reviewing several performance indicators for our major customers. These performance indicators (which include inventory levels at the retail floors, sell-through rates and gross margin levels) are analyzed by key account executives and the Vice President of Wholesale Sales to estimate the amount of the anticipated customer allowance. Failure to correctly estimate the amount of the reserve could materially impact our results of operations and financial position.

Inventory valuation. Inventories are stated at lower of cost or market, on a first-in, first-out basis. We review inventory on a regular basis for excess and slow moving inventory. The review is based on an analysis of inventory on hand, prior sales and expected net realizable value through future sales. The analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future as well as subsequent sales. We consider quantities on hand in excess of estimated future sales to be at risk for market impairment. The net realizable value, or market value, is determined based on the estimate of sales prices of such inventory through off-price or discount store channels. The likelihood of any material inventory write-down is dependent primarily on the expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product, the economy, or other failure to estimate correctly, in addition to abnormal weather patterns, could result in inventory valuation changes compared to the valuation determined to be appropriate as of the balance sheet date.

Valuation of intangible assets. ASC Topic 350, “Intangible - Goodwill and Other”, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360 “Property, Plant and Equipment” (“ASC Topic 360”). In accordance with ASC Topic 360, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Accounting Standards Adopted In Fiscal 2009:

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”). ASC 105-10 establishes the Accounting Standards Codification as the source of authoritative generally accepted accounting principles in the United States of America (“GAAP”) recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates (“ASU”). The Codification did not affect the accounting policies followed by the Company.

Effective January 1, 2009, the Company adopted ASC 805-10, “Business Combinations” (“ASC 805-10”). Under ASC 805-10, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The adoption of ASC 805-10 did not have a material impact on our Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted ASC 810-10, “Consolidation” (“ASC 810-10”). ASC 810-10 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is required to be included in consolidated net income on the face of the income statement. ASC 810-10 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. ASC 810-10 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The adoption of ASC 810-10 had no material impact on our Consolidated Financial Statements.

The Company adopted the provisions of ASC 350-30, “General Intangibles Other Than Goodwill” (“ASC 350-30”) on January 1, 2009. ASC 350-30 specifies the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The adoption of ASC 350-30 had no material impact on our Consolidated Financial Statements.

In May 2009, the FASB amended ASC 855, “Subsequent Events” (“ASC855”), effective for reporting periods ending after June 15, 2009, to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the amendment did not have a material impact on the Company’s Consolidated Financial Statements.

In August of 2009, the FASB issued ASU 2009-5, an update to Topic ASC 820, “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-5. ASU 2009-5 became effective October 1, 2009. The adoption of ASU 2009-5 had no impact on our Consolidated Financial Statements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates primarily based on the prime rate and LIBOR. An analysis of our collection agency agreement with Rosenthal can be found in the “Liquidity and Capital Resources” section under Part II, Item 7, and in Note C, “Due From Factors” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

As of December 31, 2009, we held marketable securities valued at $85,684, which consist primarily of corporate and U.S. government and federal agency bonds. These securities are subject to interest rate risk and will decrease in value if interest rates increase. We currently have the ability to hold these securities until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to the Consolidated Financial Statements listed in response to Item 15 of Part IV of this Annual Report on Form 10-K.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness as of the end of our fiscal year ended December 31, 2009, of our internal control over financial reporting based on the framework and criteria established in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

To the Board of Directors and Stockholders
Steven Madden, Ltd. and subsidiaries

We have audited Steven Madden, Ltd. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Steven Madden, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steven Madden, Ltd. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 11, 2010 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of the provisions of the accounting guidance relating to the uncertainty in income taxes, effective January 1, 2007.

/S/ Eisner LLP

New York, New York
March 11, 2010

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2009, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
The Consolidated Financial Statements of Steven Madden, Ltd. and subsidiaries are included in Item 8:

(2) Financial Statement Schedules

None.

(3) Exhibits.

3.01
Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 1998).

3.02
Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2008).

4.01
Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 29, 1993).

4.02
Rights Agreement dated November 14, 2001 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2001).

10.01
Amended and Restated Secured Promissory Note dated December 19, 2007 of Steven Madden to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2008).

10.02
Second Amended and Restated Secured Promissory Note dated April 6, 2009 of Steven Madden to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2009.

10.03
Consulting Agreement effective August 1, 2004 among the Company, John Madden and J.L.M. Consultants Inc., as amended by Amendment No. 1 dated March 10, 2005 and Amendment No. 2 dated April 14, 2005 (incorporated by reference to Exhibits 10.9, 10.10 and 10.11 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 14, 2006).

10.04
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.05
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.06
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.07
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.08
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.09
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.10	Amendment to Collection Agency Agreement dated February 16, 2010 between Rosenthal & Rosenthal, Inc. and the Company. †

10.11
Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.12
Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.13
Stock Purchase Agreement dated February 10, 2010 between the Company and Jeremy Bassan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2010).

10.14
Earn-Out Agreement dated February 10, 2010 among the Company, Jeremy Bassan and Big Buddha, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2010).

10.15
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2005). #

10.16
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009). #

10.17
Employment Agreement dated January 1, 1998 between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001. #

10.18
Amendment No. 1 dated June 29, 2001 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed August 14, 2001. #

10.19
Amendment No. 2 dated October 30, 2002 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.#

10.20
Amendment No. 3 dated February 1, 2006 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006).#

10.21
Amendment No. 4 dated October 7, 2009 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009).#

10.22
Employment Agreement dated June 15, 2005 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2005).#

10.23
Amendment No. 1 dated November 6, 2007 to Employment Agreement between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007).#

10.24
Amendment No. 2 dated October 14, 2008 and effective October 1, 2008 to Employment Agreement between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2008).#

10.25
Employment Agreement dated October 7, 2009 between the Company and Robert Schmertz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009).#

10.26
Employment Agreement effective as of April 29, 2008 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008).#

10.27
Employment Agreement dated April 7, 2008 between the Company and Edward Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008).#

10.28
Employment Agreement dated November 6, 2009 between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2009).#

10.29	Amendment No. 1 dated March 8, 2010 to Employment Agreement between the Company and Edward R. Rosenfeld. †#

10.30
Letter Agreement dated March 27, 2008 between the Company and Walter Yetnikoff (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2008 filed with the Securities and Exchange Commission on May 12, 2008).#

10.31
Employment Agreement dated May 16, 2007 between the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2007).#

10.32
Amendment to Employment Agreement dated as of December 21 2007 between the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).#

10.33
Settlement and Release Agreement dated December 21, 2007 between the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).

10.34
Termination Agreement dated as of April 11, 2008 between the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2008).

10.35
The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to Exhibit 10.A to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 26, 2004).#

10.36
2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), approved and adopted on May 22, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2009.#

10.37
Form of Non-Qualified Stock Option Agreement (Chief Executive Officer) under the Company’s 2006 Stock Incentive Plan, as amended, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.38
Form of Non-Qualified Stock Option Agreement (Employee without Employment Agreement) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.39
Form of Non-Qualified Stock Option Agreement (Employee with Employment Agreement) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.40
Form of Restricted Stock Agreement (Chief Executive Officer) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.41
Form of Restricted Stock Agreement (Employee without Employment Agreement) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.42
Form of Restricted Stock Agreement (Employee with Employment Agreement) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.43
Form of Restricted Stock Agreement under the Company’s 2006 Stock Incentive Plan used for grants made to non- employee directors from March 2006 through May 2007, with a schedule setting forth the name of each of the recipients, the date of the grant and the number of shares (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.44
Restricted Stock Agreement dated March 24, 2006 between Steven Madden and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.45
Restricted Stock Agreement dated June 9, 2006 between Steven Madden and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.46
Restricted Stock Agreement dated March 24, 2006 between Arvind Dharia and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.47
Restricted Stock Agreement dated March 20, 2006 between Amelia Newton Varela and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.48
Restricted Stock Agreement dated March 20, 2006 between Robert Schmertz and the Company (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.49
Restricted Stock Agreement dated March 6, 2007 between Arvind Dharia and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.50
Restricted Stock Agreement dated March 9, 2007 between Robert Schmertz and the Company (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.51
Restricted Stock Agreement dated April 25, 2007 between Awadhesh Sinha and the Company (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.52
Non-Qualified Stock Option Agreement dated May 16, 2007 between Jeffrey Silverman and the Company (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.53
Non-Qualified Stock Option Agreement dated May 16, 2007 between Jeffrey Silverman and the Company (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

21.01	Subsidiaries of the Registrant†

23.01	Consent of Eisner LLP†

24.01	Power of Attorney (included on signature page hereto)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(b) of this Annual Report on Form 10-K.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	New York, New York March 12, 2010

STEVEN MADDEN, LTD.

By:	/S/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

By:	/S/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Edward R. Rosenfeld and Arvind Dharia, and each of them, as attorneys-in-fact and agents, with full power of substitute and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	March 12, 2010
Edward R. Rosenfeld

/S/ ARVIND DHARIA	Chief Financial Officer	March 12, 2010
Arvind Dharia

/S/ JOHN L. MADDEN	Director	March 12, 2010
John L. Madden

/S/ PETER MIGLIORINI	Director	March 12, 2010
Peter Migliorini

/S/ RICHARD P. RANDALL	Director	March 12, 2010
Richard P. Randall

/S/ RAVI SACHDEV	Director	March 12, 2010
Ravi Sachdev

/S/ THOMAS H. SCHWARTZ	Director	March 12, 2010

 STEVEN MADDEN, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steven Madden, Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of the accounting guidance relating to the uncertainty in income taxes, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steven Madden, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ Eisner LLP

New York, New York
March 11, 2010

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$69,266	$89,588
Accounts receivable - net of allowances of $1,195 and $1,530	11,071	5,567
Due from factors - net of allowances of $12,487 and $9,771	47,534	34,311
Note receivable – related party	—	3,370
Inventories - net	30,453	31,597
Marketable securities - available for sale	17,971	14,609
Prepaid expenses and other current assets	6,295	5,645
Prepaid taxes	—	2,069
Deferred taxes	8,779	7,980
Total current assets	191,369	194,736

Note receivable – related party	3,568	—
Property and equipment, net	23,793	28,209
Deferred taxes	7,543	7,112
Deposits and other	1,844	2,260
Marketable securities - available for sale	67,713	20,615
Goodwill - net	24,313	23,574
Intangibles - net	6,716	8,187
Total assets	$326,859	$284,693

LIABILITIES
Current liabilities:
Advances payable - factor	$—	$30,168
Accounts payable	24,544	18,018
Accrued expenses	15,338	16,595
Income taxes payable	166	—
Accrued incentive compensation	12,314	7,869
Total current liabilities	52,362	72,650

Deferred rent	5,044	4,773
Other liabilities	1,666	1,028
Total liabilities	59,072	78,451
Commitments, contingencies and other – (notes J & L)

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock - $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 90,000 shares authorized, 26,545 and 26,135 shares issued, 18,283 and 17,873 shares outstanding at December 31, 2009 and 2008, respectively	3	3
Additional paid-in capital	147,703	137,362
Retained earnings	247,365	197,257
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities (net of taxes)	700	(396)
Treasury stock – 8,262 and 8,262 shares at cost at December 31, 2009 and 2008, respectively	(127,984)	(127,984)
Total stockholders’ equity	267,787	206,242

Total liabilities and stockholders’ equity	$326,859	$284,693

See notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands, except per share data)
	Years Ended December 31,
	2009	2008	2007

Net sales	$503,550	$457,046	$431,050

Cost of sales	287,361	270,222	257,646

Gross profit	216,189	186,824	173,404
Commission and licensing fee income – net	19,928	14,294	18,351
Operating expenses	(157,149)	(156,212)	(138,841)

Income before other income (expenses) and provision for income taxes	78,968	44,906	52,914

Other income (expenses):
Interest income	2,096	2,620	3,876
Interest expense	(93)	(207)	(65)
Loss on sale of marketable securities	(182)	(1,013)	(589)

Income before provision for income taxes	80,789	46,306	56,136
Provision for income taxes	30,682	18,330	20,446

Net income	$50,107	$27,976	$35,690

Basic income per share	$2.78	$1.53	$1.73

Diluted income per share	$2.73	$1.51	$1.68

Basic weighted average shares of common stock outstanding	18,045	18,325	20,647
Effect of dilutive securities – options and restricted stock	278	194	645
Diluted weighted average shares of common stock outstanding	18,323	18,519	21,292

See notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings
Balance - December 31, 2006	$24,806	$2	$112,692	$133,561
Exercise of stock options	863	1	5,607
Tax benefit from exercise of options			7,180
Issuance of fully vested restricted stock	111
Stock-based compensation			4,434
Unrealized holding gain on marketable securities (net of taxes of $426)
Net income				35,690
Comprehensive income
Forfeiture of accrued dividends				12
Common stock purchased for treasury

Balance - December 31, 2007	25,780	3	129,913	169,263
Exercise of stock options	171		2,051
Tax expense from stock based compensation			(258)
Issuance of fully vested restricted stock	184
Stock-based compensation			5,656
Unrealized holding loss on marketable securities (net of tax benefits of $253)
Net income				27,976
Comprehensive income
Forfeiture of accrued dividends				18
Common stock purchased for treasury

Balance - December 31, 2008	26,135	3	137,362	197,257
Exercise of stock options	264		3,904
Tax benefit from exercise of options			497
Issuance of fully vested restricted stock	146
Stock-based compensation			5,940
Unrealized holding gain on marketable securities (net of taxes of $698)
Net income				50,107
Comprehensive income
Forfeiture of accrued dividends				1

Balance - December 31, 2009	26,545	$3	$147,703	$247,365

See notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(in thousands)

	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’	Comprehensive
	Gain (Loss)	Shares	Amount	Equity	Income

Balance - December 31, 2006	$(641)	3,700	$(33,690)	$211,924
Exercise of stock options				5,608
Tax benefit from exercise of options				7,180
Issuance of fully vested restricted stock
Stock-based compensation				4,434
Unrealized holding gain on marketable securities (net of taxes of $426)	580			580	580
Net income				35,690	35,690
Comprehensive income					$36,270
Forfeiture of accrued dividends				12
Common stock purchased for treasury		1,962	(50,094)	(50,094)

Balance - December 31, 2007	(61)	5,662	(83,784)	215,334
Exercise of stock options				2,051
Tax expense from exercise of options				(258)
Issuance of fully vested restricted stock
Stock-based compensation				5,656
Unrealized holding loss on marketable securities (net of tax benefits of $253)	(335)			(335)	(335)
Net income				27,976	27,976
Comprehensive income					$27,641
Forfeiture of accrued dividends				18
Common stock purchased for treasury		2,600	(44,200)	(44,200)

Balance - December 31, 2008	(396)	8,262	(127,984)	206,242
Exercise of stock options				3,904
Tax benefit from exercise of options				497
Issuance of fully vested restricted stock
Stock-based compensation				5,940
Unrealized holding gain on marketable securities (net of taxes of $698)	1,096			1,096	1,096
Net income				50,107	50,107
Comprehensive income					$51,203
Forfeiture of accrued dividends				1

Balance - December 31, 2009	$700	8,262	$(127,984)	$267,787

See notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)
	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$50,107	$27,976	$35,690
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,940	5,656	4,434
Tax expense (benefits) from stock based compensation	(497)	258	(7,180)
Depreciation and amortization	9,560	9,101	8,435
Loss on disposal of fixed assets	1,153	1,619	760
Deferred taxes	(1,928)	1,495	(2,120)
Provision for doubtful accounts and chargebacks	2,381	(4,145)	2,938
Accrued interest on notes receivable – related party	(198)	(244)	(126)
Deferred rent expense and other non-current liabilities	271	2,331	334
Loss on sale of marketable securities	182	1,013	589
Changes in:
Accounts receivable	(5,169)	3,221	(1,992)
Due from factor – excluding advances	(15,939)	2,216	5,409
Notes receivable – related party	—	—	(3,000)
Inventories	1,144	(4,400)	6,463
Prepaid expenses, prepaid taxes, deposits and other assets	1,691	3,887	3,189
Accounts payable and accrued expenses	10,561	(10,969)	9,443
Accrued incentive compensation	4,445	1,736	(3,359)
Other liabilities	638	1,028	—
Net cash provided by operating activities	64,342	41,779	59,907
Cash flows from investing activities:
Purchase of property and equipment	(3,399)	(8,314)	(12,965)
Purchases of marketable securities	(67,265)	(31,005)	(66,505)
Maturity/sale of marketable securities	17,543	74,844	76,192
Acquisitions, net of cash acquired *	(5,776)	(4,923)	(9,080)
Net cash (used in) provided by investing activities	(58,897)	30,602	(12,358)
Cash flows from financing activities:
Advances from factor - net	(30,168)	30,168	—
Proceeds from exercise of stock options	3,904	2,051	5,607
Tax benefits from stock based compensation	497	(258)	7,180
Common stock purchased for treasury	—	(44,200)	(50,094)
Net cash used in financing activities	(25,767)	(12,239)	(37,307)
Net (decrease) increase in cash and cash equivalents	(20,322)	60,142	10,242
Cash and cash equivalents - beginning of year	89,588	29,446	19,204
Cash and cash equivalents – end of year	$69,266	$89,588	$29,446
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$93	$207	$65
Income taxes	$30,508	$23,306	$20,178
Non-cash transactions
Dividend accrual (forfeitures) related to restricted stock	$(1)	$(18)	$(16)

* The amount for 2009 includes $4,526 which was accrued at December 31, 2008. The amount for 2008 includes $3,903 which was accrued at December 31, 2007.

See notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note A - Summary of Significant Accounting Policies

[1]           Organization:

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”), a Delaware corporation, design, source, market and sell women’s, men’s and children’s shoes, for sale worldwide through its wholesale and retail channels under the Steve Madden, Steven and Madden Men’s brand names and through its wholesale channels under the Steve Madden Kids, Madden Girl, Candie’s (under license), l.e.i. (under license), Elizabeth and James (under license) and Olsenboye (under license) brand names. In addition, the Company designs, sources, markets and sells name brand and private label fashion handbags and accessories to customers worldwide through its Accessories Division. The Company licenses the Betsey Johnson, Daisy Fuentes and Olsenboye brand names for its accessories business. Revenue is generated predominately through the sale of the Company’s brand name merchandise and certain licensed products. At December 31, 2009 and 2008, the Company operated 89 and 97 retail stores (including its e-commerce website as a store), respectively. Revenue is subject to seasonal fluctuations. See Note N for operating segment information.

[2]           Accounting Standards Adopted In Fiscal 2009:

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”). ASC 105-10 establishes the Accounting Standards Codification as the source of authoritative generally accepted accounting principles in the United States of America (“GAAP”) recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (“ASU”). The Codification did not affect the accounting policies followed by the Company.

Effective January 1, 2009, the Company adopted ASC 805-10, “Business Combinations” (“ASC 805-10”). Under ASC 805-10, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The adoption of ASC 805-10 did not have a material impact on our Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted ASC 810-10, “Consolidation” (“ASC 810-10”). ASC 810-10 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is required to be included in consolidated net income on the face of the income statement. ASC 810-10 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. ASC 810-10 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The adoption of ASC 810-10 had no material impact on our Consolidated Financial Statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note A - Summary of Significant Accounting Policies (continued)

The Company adopted the provisions of ASC 350-30, “General Intangibles Other Than Goodwill” (“ASC 350-30”) on January 1, 2009. ASC 350-30 specifies the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The adoption of ASC 350-30 had no material impact on our Consolidated Financial Statements.

In May 2009, the FASB amended ASC 855, “Subsequent Events” (“ASC855”), effective for reporting periods ending after June 15, 2009, to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the amendment did not have a material impact on the Company’s Consolidated Financial Statements.

In August of 2009, the FASB issued ASU 2009-5, an update to Topic ASC 820, “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-5. ASU 2009-5 became effective October 1, 2009. The adoption of ASU 2009-5 had no impact on our Consolidated Financial Statements.

[3]           Recently issued Accounting Standards:

A new accounting pronouncement amending the consolidation guidance relating to variable interest entities (“VIE”) will become effective for the Company on January 1, 2010. The new guidance replaces the current quantitative model for determining the primary beneficiary of a VIE with a qualitative approach that considers which entity has the power to direct activities that most significantly impact the VIE’s performance and whether the entity has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The adoption of the accounting pronouncement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

[4]           Principles of consolidation:

The Consolidated Financial Statements include the accounts of Steven Madden, Ltd. and its wholly owned subsidiaries Steven Madden Retail, Inc., Diva Acquisition Corp., Adesso Madden, Inc., Stevies, Inc. and Daniel M. Friedman and Associates, Inc. (collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated.

[5]           Use of estimates:

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note A - Summary of Significant Accounting Policies (continued)

Significant areas involving management estimates include allowances for bad debts, returns and customer chargebacks. The Company provides reserves on trade accounts receivables and due from factors for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance related deductions that relate to the current period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by management to estimate the amount of the anticipated customer allowance.

[6]           Cash equivalents:

Cash equivalents at December 31, 2009 and 2008 amounted to approximately $30,962 and $78,639, respectively, and consisted of money market accounts. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

[7]           Marketable securities:

Marketable securities consist primarily of corporate and U.S. government and federal agency bonds with maturities greater than three months and up to six years at the time of purchase, as well as marketable equity securities. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses net of any tax effect reported in stockholders’ equity as accumulated other comprehensive income (loss) until realized. The schedule of maturities at December 31, 2009 and 2008 are as follows:

	Maturities as of December 31, 2009		Maturities as of December 31, 2008
	1 Year or Less	1 to 5 Years	1 Year or Less	1 to 5 Years

Municipal bonds	$—	$—	$6,635	$726
U.S. Government and federal agency bonds	—	9,479	4,997	—
Corporate bonds	17,971	58,234	491	19,889
Certificates of deposit	—	—	1,108	—

	17,971	67,713	13,231	20,615
Marketable equity securities	—	—	1,378	—

	$17,971	$67,713	$14,609	$20,615

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note A - Summary of Significant Accounting Policies (continued)

[8]           Inventories:

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.

[9]           Property and equipment:

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

[10]         Goodwill:

The Company’s goodwill and indefinite lived intangible assets are not amortized, rather they are tested for impairment on an annual basis or more often if events or circumstances change that could cause these assets to become impaired. The Company completed its annual impairment tests on the goodwill relating to the Compo Enhancements, Daniel M. Friedman and Diva Acquisition Corp. acquisitions. No impairments were recognized.

[11]         Net income per share:

Basic income per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase treasury stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For the years ended December 31, 2009 and 2008, options exercisable into approximately 10,000 and 50,000 shares of common stock, respectively, have been excluded in the calculation of diluted income per share as the result would have been antidilutive, whereas no options exercisable into shares of common stock have been excluded in the calculation of diluted income per share for the year ended December 31, 2007. For the years ended December 31, 2009, 2008 and 2007, all unvested restricted stock awards were dilutive.

[12]         Advertising costs:

The Company expenses costs of print, radio and billboard advertisements as of the first date the advertisements take place. Advertising expense included in operating expenses amounted to approximately $4,713 in 2009, $5,019 in 2008 and $4,831 in 2007.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note A - Summary of Significant Accounting Policies (continued)

[13]        Revenue recognition:

The Company recognizes revenue on wholesale sales when products are shipped pursuant to its standard terms which are freight on board (“FOB”) warehouse or when products are delivered to the consolidators as per the terms of the customers’ purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company’s commission revenue includes partial recovery of its design, product and development costs for the services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development cost recoveries are recognized as earned when title of the product transfers from the manufacturer to the customer, collections are reasonably assured, and is reported on a net basis after deducting related operating expenses.

The Company licenses its trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery, women’s fashion apparel and jewelry. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees and international distributors, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.

[14]        Taxes collected from customers:

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

[15]        Sales deductions:

The Company supports retailers’ initiatives to maximize sales of the Company’s products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the financial statements as deductions to net sales. For the years ended December 31, 2009, 2008 and 2007 the total deductions to net sales for these expenses were $31,078, $37,291 and $43,691, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note A - Summary of Significant Accounting Policies (continued)

[16]        Cost of sales:

All costs incurred to bring finished products to the Company’s distribution center and, in the Retail Division, the costs to bring products to the Company’s stores, are included in the cost of sales line on the Consolidated Statement of Income. These include the cost of finished products and related handling costs, purchase commissions, letter of credit fees, brokerage fees, sample expenses, customs duties, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale Division and freight to customers, if any, are included in the operating expenses line item of the Company’s Consolidated Statements of Income. The Company’s gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

[17]        Warehouse and shipping costs:

The Company includes all warehouse and distribution costs for the Wholesale segment in the Operating Expenses line on the Consolidated Statements of Income. For the years ended December 31, 2009, 2008 and 2007, the total warehouse and distribution costs included in Operating Expenses were $8,488, $9,229 and $8,957 respectively. The Company’s standard terms of sales are “FOB Steve Madden warehouse” and thus the Company’s wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the Operating Expense line in the Consolidated Statements of Income.

[18]        Impairment of long-lived assets:

The Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. If facts and circumstances indicate that the Company’s long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived asset would be compared to its carrying amounts to determine if a write-down to fair value is necessary. If a write-down is required, the amount is determined by estimation of the present value of net discounted cash flows.

[19]        Exit or disposal activity costs:

The Company accounts for its exit and disposal costs by recording an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property. As of December 31, 2009, the Company accrued approximately $1,830 in lease exit costs associated with two stores that were closed prior to the end of their prospective lease terms.

[20]        401(k) Plan:

The Company maintains a tax-qualified 401(k) plan which is available to each of the Company’s eligible employees who elect to participate after meeting certain length-of-service requirements. The Company made discretionary matching contributions of 50% of employees’ contributions up to a maximum of 6% of employees’ compensation which vest to the employees over a period of time. Total matching contributions to the plan for 2009, 2008 and 2007 were approximately $601, $570 and $513, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note A - Summary of Significant Accounting Policies (continued)

[21]        Fair Value of Financial Instruments:

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

[22]        Fair value Measurement:

The Company adopted the provisions of FASB ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) for financial assets and liabilities effective January 1, 2008, and adopted ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
●	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
●	Level 3: Significant unobservable inputs.

The Company’s financial assets subject to fair value measurements as of December 31, 2009 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Cash equivalents	$30,962	$30,962	—	—
Current marketable securities – available for sale	17,971	17,971	—	—
Long-term marketable securities – available for sale	67,713	67,713	—	—
Total	$116,646	$116,646	—	—

During the year ended December 31, 2009, the Company had no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). As of December 31, 2009, the Company does not have any long-term financial liabilities. No gains or losses resulting from the fair value measurement of financial assets were included in the Company’s earnings.

In April 2009, the FASB issued additional guidance for estimating fair value in accordance with ASC Topic 820. The additional guidance addresses determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The adoption of this guidance did not have a material affect on the Company’s Consolidated Financial Statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
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

Note B – Acquisitions

Zone 88 and Shakedown Street

On July 8, 2009, the Company acquired certain of the assets constituting the Zone 88 and Shakedown Street (together “Zone 88”) lines of SML Brands, LLC, a subsidiary of Aimee Lynn, Inc. SML Brands designs, sources and markets primarily private label accessories and licensed brands, principally handbags, belts and small leather goods, for mass merchants and mid-tier retailers. The acquisition was completed for $1,348 in cash. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates. The Company allocated $220 to current assets, $409 to the value of customer relationships, $841 to goodwill and $122 to liabilities assumed. The value of customer relationships is being amortized over ten years. The results of operations of Zone 88 have been included in the Company’s Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.

Daniel M. Friedman

On February 7, 2006, the Company acquired all of the equity interests of privately held Daniel M. Friedman and Associates, Inc. and D.M.F. International (collectively, “Daniel M. Friedman”). Founded in 1995, Daniel M. Friedman designs, sources and markets name brand fashion handbags and accessories. The acquisition was completed for consideration of $18,710, including transaction costs. In addition, the purchase agreement includes certain earn-out provisions based on financial performance through 2010. On April 10, 2007, an amendment to the agreement shortened the earn-out period by one year through December 31, 2008 and advanced the earn-out payments from 2008 to 2007. On December 31, 2007, a preliminary earn-out provision for 2007 of $3,956 was charged to goodwill and on March 31, 2008, the 2007 earn-out provision was finalized at $4,923, which increased the total acquisition cost to $23,686. On December 31, 2008, a preliminary earn-out provision for 2008 of $6,632 was charged to goodwill which increased the total acquisition cost to $30,318. On March 31, 2009, the parties agreed to a tentative 2008 earn-out provision of $6,530, and accordingly, goodwill was reduced by $102 bringing the total acquisition cost to $30,216. In December of 2009, the parties finalized the 2008 provision at $6,530.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note B – Acquisitions (continued)

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

Note C - Due From Factors

On July 10, 2009, the Company entered into a collection agency agreement with Rosenthal & Rosenthal, Inc (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by Rosenthal at any time upon 60 days’ prior written notice, or by us at any time after the expiration of the first contract year upon 60 days’ prior written notice. Under the agreement, the Company can request advances from the factor of up to 85% of aggregate receivables factored by Rosenthal. The agreement provides the Company with a $30 million credit facility with a $15 million sub-limit for letters of credit. The Company also pays a fee of 0.275% of the gross invoice amount factored with Rosenthal. Rosenthal assumes the credit risk on a substantial portion of the receivables the Company refers to it and Rosenthal maintains a lien on all of the Company’s receivables to secure the Company's obligations. On February 10, 2010, the agreement was amended to include foreign accounts receivable.

Under the terms of our prior factoring agreement, as amended, which the agreement with Rosenthal replaces, the Company could request advances from the factor of up to 85% of aggregate factored receivables. The agreement provided the Company with a $50 million credit facility with a $25 million sub-limit for letters of credit. The Company paid a fee that varied depending on the customer of between 0.15% and 0.25% of the gross invoice amount. Prior to the amendment to the factoring agreement discussed in the next paragraph, the Company sold a substantial portion of its receivables, principally without recourse, to the factor. The prior factor maintained a lien on all of the Company's receivables to secure the Company's obligations and assumed the credit risk for all purchased accounts approved by them with certain exceptions. On July 13, 2009, the Company terminated the prior factoring agreement, effective on September 14, 2009.

In November of 2008, the Company borrowed from its former factor the maximum amount allowed by the terms of the agreement. As of December 31, 2008, the Company had advances payable due to the factor of $30,168 against gross factored receivables of $44,082. Subsequent to the year end, the Company began reducing the loan balance with the proceeds from the collections of factored accounts receivable, and as of February 17, 2009, the loan was completely paid off. The interest rate on the advances averaged 3.9% through the date of repayment. Effective January 1, 2009, the factoring agreement was amended so that the Company retained title to its factored accounts receivable, which would keep its outstanding receivables from being the property of the previous factor.

As of December 31, 2009 and 2008, the Company assumed the credit risk on approximately $178 and $93 of factored receivables, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note C - Due From Factors (continued)

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

Note D - Note Receivable – related party

On June 25, 2007, the Company made a loan to Steven Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000, in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company common stock, which he pledged to the Company as collateral in connection with the loan. Mr. Madden executed a secured promissory note in favor of the Company that bears interest at an annual rate of 8% and was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated pursuant to an Amended and Restated Secured Promissory Note dated December 19, 2007 which extended the due date to March 31, 2009. A second Amended and Restated Secured Promissory Note dated April 1, 2009 changed the interest rate to 6% and extended the due date of both principal and interest to June 30, 2015. As of December 31, 2009 and 2008, $568 and $370 of interest, respectively, has accrued on the note and has been reflected on the Company’s Consolidated Financial Statements. Pursuant to a pledge agreement between the Company and Mr. Madden, the note is secured by 510,000 shares of the Company’s common stock.

Note E - Property and Equipment

The major classes of assets and total accumulated depreciation and amortization are as follows:

	December 31,
	2009	2008
Land and building	$767	$767
Leasehold improvements	36,181	37,913
Machinery and equipment	3,619	3,660
Furniture and fixtures	4,395	4,605
Computer equipment	15,617	14,522

	60,579	61,467
Less accumulated depreciation and amortization	(36,786)	(33,258)

Property and equipment - net	$23,793	$28,209

Depreciation and amortization expense included in operating expenses amounted to approximately $6,628 in 2009, $7,140 in 2008, and $6,537 in 2007.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note F – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment for the year ended December 31, 2009:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount
Balance at January 1, 2009	$1,547	$16,526	$5,501	$23,574

Acquisition of Zone 88		841		841
Adjustment of purchase price – Daniel M. Friedman	0	(102)	0	(102)
Balance at December 31, 2009	$1,547	$17,265	$5,501	$24,313

The following table details identifiable intangible assets as of December 31, 2009:

	Estimated lives	Cost basis	Accumulated Amortization	Net Carrying Amount
Trade name	6 years	$200	$132	$68
Customer relationships	10 years	6,809	2,045	4,764
License agreements	3-6 years	5,600	4,105	1,495
Non-compete agreement	5 years	930	542	388
Other	3 years	14	13	1
		$13,553	$6,837	$6,716

The amortization of intangible assets is included in operating expenses on the Company’s Consolidated Statements of Income. The estimated future amortization expense of intangibles as of December 31, 2009 is as follows:

2010	$1,897
2011	1,422
2012	683
2013	683
2014	683
Thereafter	1,348

Total	$6,716

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note G – Stock-Based Compensation

In March 2006, the Board of Directors approved the Steven Madden, Ltd. Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The stockholders approved the Plan on May 26, 2006. Initially, the number of shares that could be issued or used under the Plan could not exceed 1,200,000 shares. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that could be issued under the Plan to 1,550,000. On May 22, 2009, the stockholders approved a second amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 4,064,000. The following table summarizes the number of shares of common stock authorized for use under the Plan, the amount of stock-based awards issued (net of expired or cancelled) and the amount of common stock available for the grant of stock-based awards under the Plan:

Common Stock authorized	4,064,000

Stock based awards, including restricted stock and stock options granted, net of expired or cancelled	1,774,000

Common Stock available for grant of stock based awards as of December 31, 2009	2,290,000

In June of 1999, the Company adopted the 1999 Stock Plan which, as amended, authorized the issuance of up to 4,830,000 shares. The plan, which expired in June of 2009, provided that the option price could not be less than the fair market value of the common stock on the date of grant. Options to purchase 4,829,000 shares of the Company’s common stock were granted under the 1999 Stock Plan.

In accordance with accounting guidance relating to stock-based compensation, the Company records compensation for all awards based on the fair value of options and restricted stock on the date of grant. Equity-based compensation is included in operating expenses on the Company’s Consolidated Statements of Income. For the years ended December 31, 2009, 2008 and 2007, total equity-based compensation was as follows:

	Years Ended December 31,
	2009	2008	2007
Stock options	$1,560	$486	$5
Restricted stock	4,380	5,170	4,429
Total	$5,940	$5,656	$4,434

On March 24, 2008, the Chief Executive Officer and Chairman of the Board of Directors of the Company (the “former CEO”) resigned from his positions. For the purposes of determining any payments to which such former CEO was entitled following his resignation, it was mutually agreed to treat his resignation as a termination without cause, as defined in his employment agreement. Pursuant to an agreement with the Company, 42,500 shares of restricted stock that were due to vest in varying amounts over four years vested on the date of termination. Accordingly, the balance of unamortized stock-based compensation related to the former CEO’s restricted stock of $921 was included as a charge in operating expenses during the quarter ended March 31, 2008.

The Company classifies cash flows resulting from the tax benefits from tax deductions in excess of the compensation costs recognized for those options (tax benefits) as financing cash flows. For the years ended December 31, 2009, 2008 and 2007, the Company realized a tax benefit (expense) from the exercise of stock options of $497, $(258) and $7,180, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note G - Stock-Based Compensation (continued)

Stock Options

The total intrinsic value of options exercised during 2009, 2008 and 2007 amounted to $5,300, $2,361 and $20,825 respectively. During the years ended December 31, 2009 and 2008, 95,000 options with a weighted average exercise price of $19.56 and 25,000 options with a weighted average exercise price of $18.07 vested, respectively, while no options vested in 2007. As of December 31, 2009, there were 858,000 unvested options with a total unrecognized compensation cost of $5,818 that is expected to be recognized over a weighted-average of 3.3 years.

The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of a special dividend paid in November of 2005 and in November of 2006, the Company historically has not paid dividends and thus the expected dividend rate is assumed to be zero. The weighted average fair value of options granted in 2009, 2008 and 2007 was approximately $9.43, $6.93 and $5.02, respectively, using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007
Volatility	49% to 52%	43% to 45%	37% to 40%
Risk free interest rate	1.39% to 2.09%	2.17% to 3.12%	4.29% to 4.73%
Expected life in years	3 to 4	3 to 4	3
Dividend yield	0	0	0

Activity relating to stock options granted under the Company’s plans and outside the plans during the three years ended December 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,396,000	$8.75
Granted	305,000	47.01
Exercised	(863,000)	6.50
Cancelled/Forfeited	(300,000)	47.50

Outstanding at December 31, 2007	538,000	12.45
Granted	405,000	19.34
Exercised	(171,000)	11.95
Cancelled/Forfeited	—	—

Outstanding at December 31, 2008	772,000	16.18
Granted	587,000	23.44
Exercised	(264,000)	14.49
Cancelled/Forfeited	(18,000)	17.40

Outstanding at December 31, 2009	1,077,000	$20.52	5.4	$22,306

Exercisable at December 31, 2009	225,000	$14.16	3.6	$6,092

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note G - Stock-Based Compensation (continued)

The following table summarizes information about stock options at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$11.61 to $16.00	178,000	3.3	$12.82	177,000	$12.80
$16.01 to $22.00	659,000	5.6	18.81	48,000	19.17
$22.01 to $28.00	41,000	5.6	23.56	—	—
$28.01 to $34.00	134,000	6.4	30.05	—	—
$34.01 to $40.50	65,000	6.6	37.62	—	—

	1,077,000	5.4	$20.52	225,000	$14.16

Restricted Stock

The following table summarizes restricted stock activity during the year ended December 31, 2009:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2009	358,000	$29.53
Granted	89,000	35.11
Vested	(147,000)	25.85
Forfeited	(3,000)	36.59

Outstanding at December 31, 2009	297,000	$31.47

As of December 31, 2009, there was $6,195 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted-average of 2.6 years. During the year ended December 31, 2006, 165,000 restricted stock awards were granted to the Company’s Creative and Design Chief of which 61,500 remain restricted as of December 31, 2009. On November 6, 2009, an award of 50,000 shares of restricted stock were granted to Edward R. Rosenfeld, the Company’s Chief Executive Officer and Chairman of the Board. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. The fair value of the restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 was $3,786, $5,741 and $3,604, respectively.

Note H - Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. The Board of Directors has designated 60,000 shares of such preferred stock as Series A Junior Participating Preferred Stock (“Series A Preferred”). Holders of the shares of Series A Preferred are entitled to dividends equal to 1,000 times dividends declared or paid on the Company’s common stock. Each share of Series A Preferred entitles the holder to 1,000 votes on all matters submitted to the holders of common stock. The Series A Preferred has a liquidation preference of $1,000 per share, and is not redeemable by the Company. No shares of preferred stock have been issued.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

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

Note J - Operating Leases

The Company leases office, showroom and retail facilities under noncancelable operating leases with terms expiring at various times through 2020. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

2010	$16,824
2011	16,211
2012	15,424
2013	13,186
2014	11,953
Thereafter	30,824

Total	$104,422

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes.

Rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $21,087, $21,808 and $18,071, respectively. Included in such amounts are contingent rents of $23, $44 and $29 in 2009, 2008 and 2007, respectively. For the years ended December 31, 2009 and 2008 the Company recorded approximately $1,541 and $1,325 in lease exit costs associated with leases that were terminated prior to the end of their prospective terms.

Rent expense is calculated by amortizing total rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

Note K - Income Taxes

The components of income before income taxes is as follows:

	2009	2008	2007

Domestic	$54,666	$31,395	$48,456
Foreign	26,123	14,911	7,680
	$80,789	$46,306	$56,136

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note K - Income Taxes (continued)

The income tax provision (benefit) consists of the following:

	2009	2008	2007
Current:
Federal	$23,896	$11,932	$21,850
State and local	4,403	2,548	517
Foreign	4,310	2,609	1,229
	32,609	17,089	23,596
Deferred:
Federal	(1,748)	1,114	(2,827)
State and local	(179)	127	(323)
	(1,927)	1,241	(3,150)

	$30,682	$18,330	$20,446

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

	December 31,
	2009	2008	2007
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes - net of federal income tax benefit	2.9	3.0	4.3
Nondeductible items	0.2	0.4	0.2
Valuation allowance	—	0.9	—
One-time adjustment for filing prior years’ NY State and NY City amended returns on a combined basis	—	0.7	(2.3)
Other	(0.1)	(0.4)	(0.8)
Effective rate	38.0%	39.6%	36.4%

The Company applies the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Effective January 1, 2007, the Company adopted the provisions of a new accounting pronouncement that addresses the accounting for uncertainty in income taxes recognized in the financial statements. The pronouncement provides guidance on the financial statement recognition and measurement of a tax position taken on the Company’s tax return. Pursuant to this pronouncement, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as income tax expense on the Consolidated Statements of Income. The Company determines the amount of interest expense to be recognized by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken on a tax return. As required, the Company applied the “more-likely-than-not” recognition threshold to all tax positions at the adoption date, which resulted in no required adjustment to the opening balance of retained earnings. The adoption of this pronouncement did not have a material impact on the Company’s results of operations and earnings per share. The Company’s tax returns for 2005 through 2007 are currently under examination by the Internal Revenue Service. The Company’s tax years 2005 through 2008 remain open to examination for most taxing authorities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note K - Income Taxes (continued)

As of December 31, 2009, the Company has unrealized investment losses of $2,983 available to offset future investment gains and thus reduce future taxable income. A deferred tax asset has been established from recognized capital losses on securities which can only be offset to the extent of capital gains. These losses have a five year carryforward. Due to uncertainty in the market place, the Company has set up a valuation allowance of $468 to reduce the deferred tax asset to the amount that it is more likely than not that the Company will generate sufficient capital gains to offset previously recognized capital losses.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Current deferred tax assets:
Receivable allowances	$5,449	$4,415
Inventory	1,097	1,523
Unrealized (gain) loss	(139)	226
Accrued expenses	1,653	1,192
Other	1,187	1,092

Gross current deferred tax asset	9,247	8,448
Valuation allowance	(468)	(468)

	8,779	7,980
Non-current deferred tax assets:
Depreciation and amortization	4,660	4,276
Deferred compensation	1,612	1,082
Deferred rent	2,006	1,861
Amortization of goodwill	(1,158)	(652)
Other	423	545

	7,543	7,112
Deferred tax assets	$16,322	$15,092

Note L - Commitments, Contingencies and Other

[1]           Legal proceedings:

(a)
On June 24, 2009, The Center For Environmental Health filed a lawsuit, Center for Environmental Health v. Lulu NYC, LLC, Steve Madden, Ltd., Steve Madden Retail, Inc., et al., Case No. RG09459448, in California Superior Court, Alameda County, against the Company and dozens of other California retailers and vendors of leather, vinyl, and/or imitation leather handbags, belts, and shoes alleging that the retailers and vendors failed to warn that certain such products may expose California citizens to lead and lead compounds. The parties have been in negotiations to resolve the matters informally and have finalized the substance of a consent judgment, the terms of which are not material to the Company’s Consolidated Financial Statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note L - Commitments, Contingencies and Other (continued)

(b)
On June 24, 2009, a class action lawsuit, Shahrzad Tahvilian, et al. v. Steve Madden Retail, Inc. and Steve Madden, Ltd., Case No. BC 414217, was filed in the Superior Court of California, Los Angeles County, against the Company and its wholly-owned subsidiary, Steven Madden Retail, Inc. The complaint, which seeks unspecified damages, alleges violations of California labor laws, including, among other things, that the Company failed to provide mandated meal breaks to its employees and failed to provide overtime pay as required. The Company filed an answer in the litigation denying all allegations stated in the complaint. The parties have agreed to submit the claim to private mediation, which is scheduled for March 29, 2010. The Company, with the advice of legal counsel, has evaluated the liability in this case and believes that it is not likely to exceed $1,000. Accordingly, the Company accrued $1,000 in the fiscal year 2009. The accrual is subject to change to reflect the status of this matter.

(c)
On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors U.S. Customs and Border Protection (“Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. In September of 2007, Customs notified the Company that it had finalized its assessment of the underpaid duties to be $1,400. On October 20, 2005, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit. The Company has contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, Office of Regulations and Rulings, under internal advice procedures. On November 28, 2007, U.S. Customs Headquarters informed the Company that its request for internal advice had been accepted and was under review. All efforts by U.S. Customs to collect additional duties, fees, interest or penalties have been stayed pending final decision of U.S. Customs Headquarters. In the event that the U.S. Customs auditors’ position is ultimately upheld, the Company may be subject to monetary penalties. A final determination of the matter may not occur for several months or even years. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believes that it is not likely to exceed $2,700. Therefore, as of December 31, 2007, the Company had recorded a total reserve of $2,700 that was increased by $256 in 2008 and $89 in 2009 to reflect anticipated additional interest costs, bringing the reserve as of December 31, 2009 and 2008 to $3,045 and $2,956, respectively. Such reserve is subject to change to reflect the status of this matter.

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

[2]          Employment

Effective December 14, 2009, the Company amended its employment agreement with Steven Madden, the Company’s Creative and Design Chief, to extend his existing employment agreement, which was due to expire June 30, 2015. The amendment extends the term of Mr. Madden’s employment through December 31, 2019. The agreement provides for an annual salary of $600, subject to certain specified adjustments, through December 31, 2019. The agreement also provides for annual cash bonuses based on EBITDA, on revenue for any new business, and royalty income over $2,000, and, under certain conditions, an annual option grant at exercise prices equal to the market price on the date of grant. In addition, the agreement provides that Mr. Madden shall receive a non-accountable annual expense allowance of $200.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note L - Commitments, Contingencies and Other (Continued)

On November 6, 2009, the Company entered into a new employment agreement with Edward R. Rosenfeld, the Company’s Chief Executive Officer and the Chairman of the Board of Directors, to replace an existing employment agreement that was due to expire on December 31, 2009. The agreement, which expires on December 31, 2012, provides for an annual salary of $400 through December 31, 2009, $500 in 2010, $525 in 2011 and $551 in 2012. In addition, Mr. Rosenfeld received a grant of 50,000 shares of restricted common stock that will vest annually on the anniversary date of the agreement over five years.

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

Effective October 7, 2009, the Company amended its employment agreement with Arvind Dharia, the Company’s Chief Financial Officer, to, among other things, extend the term of his existing employment agreement which was due to expire at the end of 2009, to December 31, 2011 and increase Mr. Dharia’s annual base salary to $528. The agreement as amended provides for an annual bonus at the discretion of the Board of Directors.

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

Effective April 29, 2008, the Company entered into an employment agreement with Amelia Newton Varela, the Company’s Executive Vice President of Wholesale and Retail. The agreement provides for an annual salary of $350 through December 31, 2008 and $400 for the duration of the term, which ends on December 31, 2010. The agreement also provides for annual incentive bonuses. In addition, Ms. Varela received an option to purchase 50,000 shares of common stock on the date of the agreement, an option to purchase an additional 25,000 in April 2009 and will receive an additional option to purchase 25,000 shares of common stock in April 2010, all of which vest over a five year period commencing on the first anniversary of the grant date.

The Company has employment agreements with other executives (the “executives”) which expire between June 30, 2010 and December 31, 2012. Some of these agreements provide for cash bonuses at the discretion of the Board of Directors, and some provide for cash bonuses based primarily upon a percentage of year-to-year increases in earnings before interest, taxes, depreciation and amortization, option grants and non-accountable expense allowances as defined. Base salary commitments for these executives are as follows:

2010	$1,751
2011	621
2012	73
$2,445

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note L - Commitments, Contingencies and Other (Continued)

In connection with their employment agreements, five executives received an aggregate of 50,000, none and 170,000 shares of restricted common stock from the Company in 2009, 2008 and 2007, respectively. The restricted shares vest equally each year over a period of between four to five years and, accordingly, the Company has recorded a charge to operations in the amount of $1,675, $1,335 and $1,726 for the years ended December 31, 2009, 2008 and 2007, respectively

[3]           Letters of credit:

At December 31, 2009, the Company had open letters of credit for the purchase of imported merchandise of approximately $3,050.

[4]           License agreements:

In September 2009, the Company entered into a new long-term license agreement with Betsey Johnson LLC to replace an existing agreement that was due to expire on December 31, 2010. Under the terms of the agreement, the Company has the right to use the Betsey Johnson® and Betseyville® trademarks in connection with the sale and marketing of handbags, small leather goods, belts and umbrellas. The agreement requires the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The agreement expires on December

In September 2009, the Company entered into a license agreement with Dualstar Entertainment Group, LLC, under which the Company has the right to use the Olsenboye® trademark in connection with the sale and marketing of footwear and accessories. The agreement requires the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2011, with one two-year renewal period if certain provisions are met.

On September 10, 2008, the Company entered into a license agreement with Dualstar Entertainment Group, LLC, under which the Company has the right to use the Elizabeth and James® trademark in connection with the sale and marketing of footwear. The agreement requires the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The agreement expires on March 31, 2012, with one three-year renewal period if certain provisions are met.

On July 31, 2008, the Company entered into a license agreement to design, manufacture and distribute women’s footwear, handbags and belts and related accessories under the Fabulosity® brand. The agreement requires the Company to pay the licensor a royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2011, with one three-year renewal period if certain provisions are met.

On July 1, 2008, the Company entered into a license agreement with Jones Investment Co. Inc., under which the Company has the right to use the l.e.i.® trademark in connection with the sale and marketing of women’s footwear exclusively to Wal-Mart. The agreement requires the Company to pay the licensor a royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2011, with one three-year renewal period if certain provisions are met.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note L - Commitments, Contingencies and Other (Continued)

On March 28, 2007, the Company, through its Accessories Division, entered into a license agreement to design, manufacture and distribute handbags and belts and related accessories under the DF Daisy Fuentes® and the Daisy Fuentes® brands. The agreement requires the Company to pay the licensor a royalty and brand management fees based on a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2010.

On May 12, 2003, the Company entered into a long-term license agreement with Candie’s, Inc. to design, manufacture and distribute Candie’s® branded footwear for women and children worldwide. The initial term of the agreement expired on December 31, 2009, with four 3-year renewal terms, the last of which expires on December 31, 2021. The agreement required the Company to make royalty and advertising payments equal to a percentage of net sales of licensed products and a minimum royalty and advertising payment in the event that specified net sales targets were not achieved. On December 6, 2004, the agreement was amended to reflect Candie’s decision to name Kohl’s Corporation the exclusive provider of a new line of Candie’s apparel. The amendment extended the initial term of the agreement to December 31, 2010, and eliminated the renewal term options. Pursuant to the amendment, commencing on January 1, 2007, the Company no longer has the exclusive right to market Candie’s branded footwear and will be permitted to sell Candie’s branded footwear only to Kohl’s. Under the terms of the amendment, Candie’s guarantees that the Company will achieve minimum sales levels with Kohl’s during the term of the agreement. In the event such minimum sales levels are not achieved, Candie’s is required to compensate the Company in an amount based on a percentage of the sales shortfall. Effective January 1, 2005, all royalty and advertising payments were eliminated. As an inducement to execute the amendment, the Company was required to pay Candie’s a total of $3,000 payable in eight equal quarterly installments that began in February 2005 and concluded with a final payment in May 2007.

Royalty expenses are included in the “cost of goods sold” section of the Company’s Consolidated Statements of Income. Aggregate minimum future royalties excluding renewal options, under these agreements are as follows:
Year Ending December 31,

2010	$2,788
2011	3,311
2012	1,063
2013	900

$8,062

 [5]          Related Party Transactions:

In January 2004, the Company entered into an agreement with JLM Consultants, a company wholly owned by John Madden, one of the Company’s directors and the brother of Steven Madden, the Company’s founder and Creative and Design Chief. Under this agreement, Mr. Madden provides consulting services with respect to the development of international sales of the Company. Pursuant to this agreement, JLM Consultants received a fee and expenses of $760, $760 and $661 in 2009, 2008 and 2007, respectively, in addition to fees that Mr. Madden received for service to the Company as a director.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
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

In October 2002, the Company entered into an arrangement with Jeff Birnbaum, a former director of the Company from June 2003 through October 2007. Under this arrangement, which was terminated in October 2007, Mr. Birnbaum provided consulting services with respect to the design and manufacturing of shoes and general consulting services to the Company. Pursuant to this arrangement, Mr. Birnbaum received a fee of $200 in 2007 in addition to fees received for service to the Company as a director.

[6]           Concentrations:

The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company’s marketable securities are principally held at three brokerage companies.

During the year ended December 31, 2009, the Company purchased approximately 24%, 14% and 11% of its merchandise from three suppliers in China. Total product purchases from China for the year ended December 31, 2009 was approximately 84%.

During the year ended December 31, 2008, the Company purchased approximately 21%, 14% and 10% of its merchandise from three suppliers in China. Total purchases from China for the year ended December 31, 2008 was approximately 93%.

During the year ended December 31, 2007, the Company purchased approximately 24% and 12% of its merchandise from two suppliers in China. Total purchases from China for the year ended December 31, 2007 was approximately 81%.

Sales to one customer accounted for 11% of total net sales for the year ended December 31, 2009. Three other customers represented 14%, 13% and 10% of accounts receivable at December 31, 2009.

Sales to one customer accounted for 10% of total net sales for the year ended December 31, 2008. This customer represented 15% while two other customers represented 15% and 11% of accounts receivable at December 31, 2008.

Sales to one customer accounted for 12% of total net sales for the year ended December 31, 2007. This customer represented 17% of accounts receivable at December 31, 2007.

Sales to such customers are included in the wholesale segment (see Note N). Purchases are made primarily in United States dollars.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note L - Commitments, Contingencies and Other (Continued)

[7]           Valuation and qualifying accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount Due from Factors for the years ended December 31:

	2009	2008	2007

Balance at beginning of year	$11,301	$15,446	$12,508
Charged to reserve	—	4,145	—
Increase in reserve	2,381	—	2,938

Balance at end of year	$13,682	$11,301	$15,446

The following is a summary of the reserve for slow moving inventory for the years ended December 31:

	2009	2008	2007

Balance at beginning of year	$2,453	$2,140	$2,065
Charged to reserve	871	—	—
Increase to the reserve	—	313	75

Balance at end of year	$1,582	$2,453	$2,140

The following is a summary of goodwill and the related accumulated amortization for the years ended December 31:

	2009	2008	2007
Cost basis
Balance at beginning of year	$24,172	$16,520	$7,063
Acquisitions and purchase price adjustments	739	7,652	9,457
Write-off of impaired assets	—	—	—
Balance at end of year	24,911	24,172	16,520

Accumulated amortization
Balance at beginning of year	598	598	598
Write-off of impaired assets	—	—	—
Balance at end of year	598	598	598

Goodwill	$24,313	$23,574	$15,922

Note M – Subsequent Events

On February 10, 2010, the Company acquired all of the outstanding shares of stock of privately held Big Buddha, Inc. (“Big Buddha”), from its sole stockholder. Founded in 2003, Big Buddha designs and markets fashion-forward handbags to specialty retailers, better department stores and online retailers. The acquisition was completed for $11,000 in cash plus potential earn out payments based on annual financial performance through March 2013.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note N - Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department and specialty stores worldwide, derives revenue from sales of branded women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods, derives revenues from sales to department and specialty stores worldwide. The Retail segment, through the operation of Company owned retail stores and the Company’s website, derives revenue from sales of branded women’s, men’s and children’s footwear and accessories. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent of footwear products to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of footwear. In the Licensing segment, the Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery and women’s fashion apparel and jewelry.

The Company’s Candie’s business has been transitioned from a “wholesale” model to a “first cost” model, and, therefore, commission income for the year ended December 31, 2009 is included in the First Cost segment. As a result of this change, for the year ended December 31, 2009, net sales for the Wholesale Footwear segment does not reflect Candie’s revenue while net sales in 2008 reflected revenue of $4,223 for the Candie’s business.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note N - Operating Segment Information (continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before other income (expense) and the provision for income taxes. The following is information for the Company’s reportable segments:

Year ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
December 31, 2009:
Net sales to external customers	$309,439	$70,406	$379,845	$123,705			$503,550
Gross profit	123,172	23,741	146,913	69,276			216,189
Commissions and licensing fees - net	—	—	—	—	$16,803	$3,125	19,928
Income (loss) from operations	51,360	9,199	60,559	(1,519)	16,803	3,125	78,968
Depreciation and amortization			4,166	5,197	197	—	9,560
Segment assets	$225,533	$42,372	267,905	51,774	7,180	—	326,859
Capital expenditures			$1,249	$2,150	$—	$—	$3,399

December 31, 2008:
Net sales to external customers	$264,479	$66,928	$331,407	$125,639			$457,046
Gross profit	92,903	23,478	116,381	70,443			186,824
Commissions and licensing fees - net	—	—	—	—	$11,567	$2,727	14,294
Income (loss) from operations	25,699	9,089	34,788	(4,176)	11,567	2,727	44,906
Depreciation and amortization			3,751	5,295	55		9,101
Segment assets	$159,133	$36,453	195,586	52,536	36,571	—	284,693
Capital expenditures			$3,551	$4,707	$56	$—	$8,314

December 31, 2007:
Net sales to external customers	$255,936	$54,469	$310,405	$120,645			$431,050
Gross profit	87,936	16,885	104,821	68,583			173,404
Commissions and licensing fees - net	—	—	—	—	$14,674	$3,677	18,351
Income (loss) from operations	26,978	4,481	31,459	3,104	14,674	3,677	52,914
Depreciation and amortization			3,668	4,766	1		8,435
Segment assets	$152,373	$29,618	181,991	56,120	28,410	—	266,521
Capital expenditures			$3,210	$9,513	$242	$—	$12,965

Prior to 2009, the Company’s international business operated under the “first cost” model and thus the revenues were included in Commissions and Licensing Fees in the Consolidated Statements of Income. In 2009, the Company’s international business began to operate under the “wholesale” model and thus, in 2009, international revenues are included in the Net Sales line in the Consolidated Statements of Income. For the year ended December 31, 2009, foreign net sales were $22,055.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
($ in thousands except per share data)

Note O - Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008:

	March 31,	June 30,	September 30,	December 31,
2009:
Net sales	$107,429	$116,472	$140,138	$139,511
Cost of sales	63,942	66,909	78,462	78,048
Gross profit	43,487	49,563	61,676	61,463
Commissions, royalty and licensing fee income - net	2,905	7,362	5,726	3,935
Net income	$6,577	$12,144	$17,831	$13,555
Net income per share:
Basic	0.37	0.67	0.99	0.75
Diluted	0.37	0.66	0.97	0.73

2008:
Net sales	$100,539	$109,317	$128,093	$119,097
Cost of sales	60,324	63,780	75,114	71,004
Gross profit	40,215	45,537	52,979	48,093
Commissions, royalty and licensing fee income - net	3,356	3,203	4,497	3,238
Net income	$2,052	$7,634	$11,088	$7,202
Net income per share:
Basic	0.10	0.43	0.62	0.40
Diluted	0.10	0.43	0.62	0.40

Exhibits.

3.01
Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 1998).

3.02
Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2008).

4.01
Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 29, 1993).

4.02
Rights Agreement dated November 14, 2001 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2001).

10.01
Amended and Restated Secured Promissory Note dated December 19, 2007 of Steven Madden to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2008).

10.02
Second Amended and Restated Secured Promissory Note dated April 6, 2009 of Steven Madden to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2009.

10.03
Consulting Agreement effective August 1, 2004 among the Company, John Madden and J.L.M. Consultants Inc., as amended by Amendment No. 1 dated March 10, 2005 and Amendment No. 2 dated April 14, 2005 (incorporated by reference to Exhibits 10.9, 10.10 and 10.11 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 14, 2006).

10.04
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.05
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.06
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.07
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.08
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.09
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.10	Amendment to Collection Agency Agreement dated February 16, 2010 between Rosenthal & Rosenthal, Inc. and the Company. †

10.11
Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.12
Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009).

10.13
Stock Purchase Agreement dated February 10, 2010 between the Company and Jeremy Bassan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2010).

10.14
Earn-Out Agreement dated February 10, 2010 among the Company, Jeremy Bassan and Big Buddha, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2010).

10.15
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2005). #

10.16
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009). #

10.17
Employment Agreement dated January 1, 1998 between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.#

10.18
Amendment No. 1 dated June 29, 2001 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed August 14, 2001.#

10.19
Amendment No. 2 dated October 30, 2002 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.#

10.20
Amendment No. 3 dated February 1, 2006 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006).#

10.21
Amendment No. 4 dated October 7, 2009 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009).#

10.22
Employment Agreement dated June 15, 2005 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2005).#

10.23
Amendment No. 1 dated November 6, 2007 to Employment Agreement between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007).#

10.24
Amendment No. 2 dated October 14, 2008 and effective October 1, 2008 to Employment Agreement between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2008).#

10.25
Employment Agreement dated October 7, 2009 between the Company and Robert Schmertz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009).#

10.26
Employment Agreement effective as of April 29, 2008 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008).#

10.27
Employment Agreement dated April 7, 2008 between the Company and Edward Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008).#

10.28
Employment Agreement dated November 6, 2009 between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2009).#

10.29	Amendment No. 1 dated March 8, 2010 to Employment Agreement between the Company and Edward R. Rosenfeld. †#

10.30
Letter Agreement dated March 27, 2008 between the Company and Walter Yetnikoff (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2008 filed with the Securities and Exchange Commission on May 12, 2008).#

10.31
Employment Agreement dated May 16, 2007 between the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2007).#

10.32
Amendment to Employment Agreement dated as of December 21 2007 between the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).#

10.33
Settlement and Release Agreement dated December 21, 2007 between the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).

10.34
Termination Agreement dated as of April 11, 2008 between the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2008).

10.35
The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to Exhibit 10.A to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 26, 2004).#

10.36
2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), approved and adopted on May 22, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2009.#

10.37
Form of Non-Qualified Stock Option Agreement (Chief Executive Officer) under the Company’s 2006 Stock Incentive Plan, as amended, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.38
Form of Non-Qualified Stock Option Agreement (Employee without Employment Agreement) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.39
Form of Non-Qualified Stock Option Agreement (Employee with Employment Agreement) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.40
Form of Restricted Stock Agreement (Chief Executive Officer) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.41
Form of Restricted Stock Agreement (Employee without Employment Agreement) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.42
Form of Restricted Stock Agreement (Employee with Employment Agreement) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.43
Form of Restricted Stock Agreement under the Company’s 2006 Stock Incentive Plan used for grants made to non- employee directors from March 2006 through May 2007, with a schedule setting forth the name of each of the recipients, the date of the grant and the number of shares (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.44
Restricted Stock Agreement dated March 24, 2006 between Steven Madden and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.45
Restricted Stock Agreement dated June 9, 2006 between Steven Madden and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.46
Restricted Stock Agreement dated March 24, 2006 between Arvind Dharia and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.47
Restricted Stock Agreement dated March 20, 2006 between Amelia Newton Varela and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.48
Restricted Stock Agreement dated March 20, 2006 between Robert Schmertz and the Company (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.49
Restricted Stock Agreement dated March 6, 2007 between Arvind Dharia and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.50
Restricted Stock Agreement dated March 9, 2007 between Robert Schmertz and the Company (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.51
Restricted Stock Agreement dated April 25, 2007 between Awadhesh Sinha and the Company (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.52
Non-Qualified Stock Option Agreement dated May 16, 2007 between Jeffrey Silverman and the Company (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

10.53
Non-Qualified Stock Option Agreement dated May 16, 2007 between Jeffrey Silverman and the Company (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007).#

21.01	Subsidiaries of the Registrant†

23.01	Consent of Eisner LLP†

24.01	Power of Attorney (included on signature page hereto)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(b) of this Annual Report on Form 10-K.