Form 10-Q
period 2010-03-31
STEVEN MADDEN, LTD.
filed 2010-05-07
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
Yes ☐ No ☒

As of May 4, 2010, the latest practicable date, there were 27,581,913 shares of the registrant’s common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2010	December 31, 2009	March 31, 2009
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,221	$69,266	$63,235
Accounts receivable, net of allowances of $1,175, $1,195 and $1,402	8,120	11,071	7,094
Due from factor, net of allowances of $10,913, $12,487 and $7,613	56,689	47,534	42,262
Inventories	23,929	30,453	28,071
Marketable securities – available for sale	17,998	17,971	13,002
Prepaid expenses and other current assets	13,599	6,295	5,388
Deferred taxes	8,785	8,779	8,029

Total current assets	198,341	191,369	167,081

Note receivable – related party	3,613	3,568	3,430
Property and equipment, net	22,487	23,793	27,058
Deferred taxes	7,368	7,543	7,039
Deposits and other	1,810	1,844	1,950
Marketable securities – available for sale	70,174	67,713	16,393
Goodwill – net	36,613	24,313	23,472
Intangibles – net	15,564	6,716	7,722

Total Assets	$355,970	$326,859	$254,145

LIABILITIES
Current liabilities:
Accounts payable	$24,016	$24,544	$16,696
Accrued expenses	15,501	15,338	13,082
Income taxes payable	7,960	166	1,536
Accrued incentive compensation	3,709	12,314	2,747

Total current liabilities	51,186	52,362	34,061

Contingent payment liability	12,000	—	—
Deferred rent	5,094	5,044	4,825
Other liabilities	1,621	1,666	1,159

Total liabilities	69,901	59,072	40,045

Commitments, contingencies and other

STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued
Common stock – $.0001 par value, 60,000 shares authorized, 35,818, 35,687 and 35,171 shares issued, 27,556, 27,425 and 26,909 outstanding	3	3	3
Additional paid-in capital	150,378	147,703	138,605
Retained earnings	262,752	247,365	203,834
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities (net of taxes)	920	700	(358)
Treasury stock – 8,262, 8,262 and 8,262 shares at cost	(127,984)	(127,984)	(127,984)

Total Stockholders’ Equity	286,069	267,787	214,100

Total Liabilities and Stockholders’ Equity	$355,970	$326,859	$254,145

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Net sales	$131,608	$107,429

Cost of sales	71,671	63,942

Gross profit	59,937	43,487

Commission and licensing fee income – net	6,184	2,905
Operating expenses	(41,262)	(36,088)

Income from operations	24,859	10,304
Interest and other income – net	784	396

Income before provision for income taxes	25,643	10,700
Provision for income taxes	10,258	4,123

Net income	$15,385	$6,577

Basic income per share	$0.56	$0.25

Diluted income per share	$0.55	$0.24

Basic weighted average common shares outstanding	27,455	26,834
Effect of dilutive securities – options/restricted stock	700	124

Diluted weighted average common shares outstanding	28,155	26,958

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$15,385	$6,577
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Excess tax benefit from the exercise of options	(527)	—
Depreciation and amortization	2,443	2,411
Loss on disposal of fixed assets	366	519
Deferred taxes	—	24
Non-cash compensation	1,816	1,243
Provision for doubtful accounts and chargebacks	(1,594)	(2,286)
Accrued interest on note receivable – related party	(45)	(60)
Deferred rent expense	50	(114)
Realized loss on sale of marketable securities	—	37
Changes in:
Accounts receivable	35	(1,399)
Due from factor	(7,581)	(5,793)
Inventories	6,789	3,526
Prepaid expenses, deposits and other assets	(2,694)	2,636
Accounts payable and other accrued expenses	(1,318)	(3,496)

Net cash provided by operating activities	13,125	3,825

Cash flows from investing activities:
Purchases of property and equipment	(668)	(1,182)
Purchases of marketable securities	(6,332)	(81)
Sale of marketable securities	4,000	5,779
Acquisition, net of cash acquired *	(11,029)	(4,526)

Net cash used in investing activities	(14,029)	(10)

Cash flows from financing activities:
Repayment of advances from factor	—	(30,168)
Proceeds from exercise of stock options	332	—
Excess tax benefit from the exercise of options	527	—

Net cash provided by (used in) financing activities	859	(30,168)

Net decrease in cash and cash equivalents	(45)	(26,353)
Cash and cash equivalents – beginning of period	69,266	89,588

Cash and cash equivalents – end of period	$69,221	$63,235

* The amount for 2009 was accrued at December 31, 2008.

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2010
($ in thousands except per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the three-month period ended March 31, 2010 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2009 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 12, 2010.

Note B – Stock Split

On March 24, 2010, the Board of Directors declared a 3-for-2 stock split of the Company’s outstanding shares of common stock, to be effected in the form of a stock dividend on the Company’s outstanding common stock. Stockholders of record at the close of business on April 20, 2010 received one additional share of Steven Madden Ltd. common stock for every two shares of common stock owned on this date. The additional shares were distributed on May 3, 2010. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives effect to this stock split, applied retroactively.

Note C – Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which expands disclosure requirements relating to fair value measurements. The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuance and settlements relating to Level 3 measurements. The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities. Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required. The Company adopted the provisions of the guidance as of March 31, 2010, except for disclosure about purchases, sales, issuance and settlements in the roll forward of activity in Level 3 fair value measurement, which is effective for fiscal years beginning after December 15, 2010. Disclosures are not required for earlier periods presented for comparative purposes. The new guidance affects disclosures only and therefore, the adoption had no impact on the Company’s results of operation or financial position.

A new accounting pronouncement amending the consolidation guidance relating to variable interest entities (“VIE”) became effective for the Company on January 1, 2010. The new guidance replaces the current quantitative model for determining the primary beneficiary of a VIE with a qualitative approach that considers which entity has the power to direct activities that most significantly impact the VIE’s performance and whether the entity has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The adoption of the accounting pronouncement had no material impact on the Company’s Condensed Consolidated Financial Statements.

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
March 31, 2010
($ in thousands except per share data)

Note D – Use of Estimates (continued)

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

Note E – Due To and From Factor

The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). Under the agreement, the Company can request advances from the factor of up to 85% of aggregate receivables factored by Rosenthal. The agreement provides the Company with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate that, at the Company’s election, is tied to either the prime rate or LIBOR.

Note F – Note Receivable – Related Party

On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal shareholder of the Company, in the amount of $3,000, in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company common stock, which he pledged to the Company as collateral. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8% which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. An amendment to the note dated December 19, 2007 extended the due date to March 31, 2009, and a second amendment dated April 1, 2009 changed the interest rate to 6% and extended the due date of both principal and interest to June 30, 2015. As of March 31, 2010, $613 of interest has accrued on the note and has been reflected on the Company’s Condensed Consolidated Financial Statements. Pursuant to a pledge agreement between the Company and Mr. Madden, the note is secured by 765,000 shares of the Company’s common stock.

Note G – Marketable Securities

Marketable securities consist primarily of corporate and U.S. government and federal agency bonds with maturities greater than three months and up to six years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income and is not material. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2010
($ in thousands except per share data)

Note H – Fair Value Measurement

The Company adopted the provisions of FASB ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) for financial assets and liabilities effective January 1, 2008, and adopted ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
●	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
●	Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2010 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,331	$39,331	—	—
Current marketable securities – available for sale	17,998	17,998	—	—
Long-term marketable securities – available for sale	70,174	70,174	—	—

Total assets	$127,503	$127,503	—	—

Liabilities:
Contingent consideration	$12,000	—	—	$12,000

Total liabilities	$12,000	—	—	$12,000

During the quarter ended March 31, 2010, the Company had no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). No gains or losses resulting from the fair value measurement of financial assets were included in the Company’s earnings. The Company has recorded a contingent consideration as a result of the February 10, 2010 acquisition of Big Buddha, Inc. (see Note R). The contingent consideration may be paid to the seller of Big Buddha based on the financial performance of Big Buddha for each of the twelve-month periods ending on March 31, 2011, 2012 and 2013. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period.

In April 2009, the FASB issued additional guidance for estimating fair value in accordance with ASC Topic 820. The additional guidance addresses determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The adoption of this guidance did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

Note I – Inventories

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2010
($ in thousands except per share data)

Note J – Fair Value of Financial Instruments

The carrying value of certain financial instruments such as accounts receivable, due from factors and accounts payable approximate their fair values due to the short-term nature of their underlying terms. The fair values of the financial instruments and investments are determined by reference to market data and other valuation techniques, as appropriate. Fair value of the note receivable approximates its carrying value based upon its interest rate, which approximates current market interest rates.

Note K – Revenue Recognition

The Company recognizes revenue on wholesale sales when products are shipped pursuant to its standard terms, which are freight on board (FOB) warehouse, or when products are delivered to the consolidators as per the terms of the customers’ purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company’s commission revenue includes partial recovery of its design, product and development costs for the services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development cost recoveries are recognized as earned when title of the product transfers from the manufacturer to the customer and are reported on a net basis after deducting related operating expenses.

The Company licenses its trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery, women’s fashion apparel and jewelry. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and payable in advance on a quarterly basis, and offset against earned royalties at the end of each quarter. For the Company's international distributors, licensing income is recognized on the basis of net sales reported and commission is recognized when title of the product transfers from the manufacturer to the customer.

Note L – Taxes Collected From Customers

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

Note M – Sales Deductions

The Company supports retailers’ initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the Condensed Consolidated Statement of Income as deductions to net sales. For the three-month periods ended March 31, 2010 and 2009, the total deduction to net sales for these expenses was $6,041 and $5,154, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2010
($ in thousands except per share data)

Note N – Cost of Sales

All costs incurred to bring finished products to the Company’s distribution center and, in the Retail segment, the costs to bring products to the Company’s stores, are included in the cost of sales line on the Condensed Consolidated Statement of Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale Footwear and Wholesale Accessories segment and freight to customers, if any, are included in the operating expenses line item of the Company’s Condensed Consolidated Statement of Income. The Company’s gross margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

Note O – Income Taxes

The Company’s effective income tax rate for the quarters ended March 31, 2010 and 2009 was 40.0% and 38.5%, respectively. The increase in the effective income tax rate is due to increases in state and local taxes, among other matters, some of which require the Company to file tax returns on a consolidated basis in states where in previous years, returns were filed for only one of the Company’s subsidiary entities. In addition, some tax jurisdictions have revised their allocation formulas resulting in the Company having higher taxable incomes in those jurisdictions.

Note P – Net Income Per Share of Common Stock

Basic income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase treasury stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2010, no stock options were excluded from the calculation, as compared to approximately 383,000 stock options that were excluded on March 31, 2009 because inclusion of such shares would be antidilutive. For the quarters ended March 31, 2010 and 2009, the unvested restricted stock awards were dilutive.

Note Q – Stock-Based Compensation

In March 2006, the Board of Directors approved the Steven Madden, Ltd. 2006 Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The stockholders approved the Plan on May 26, 2006. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan from 1,800,000 to 2,325,000. On May 22, 2009, the stockholders approved a second amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 6,096,000. The following table summarizes the number of shares of common stock authorized for use under the Plan, the amount of stock-based awards issued (net of expired or cancelled) under the Plan and the amount of common stock available for the grant of stock-based awards under the Plan:

Common stock authorized	6,096,000

Stock based awards, including restricted stock and stock options granted, net of expired or cancelled	2,884,000

Common stock available for grant of stock based awards as of March 31, 2010	3,212,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2010
($ in thousands except per share data)

Note Q – Stock-Based Compensation (continued)

Total equity-based compensation for the three months ended March 31 is as follows:

	2010	2009
Restricted stock	$1,286	$1,053
Stock options	530	190
Total	$1,816	$1,243

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three-month periods ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Proceeds from stock options exercised	$332	$—
Intrinsic value of stock options exercised	$588	$—

During the three months ended March 31, 2010, 32,498 options vested with a weighted average exercise price of $11.87, and 24,000 options vested with a weighted average exercise price of $11.61 during the three months ended March 31, 2009. As of March 31, 2010, there were 1,347,000 unvested options with a total unrecognized compensation cost of $6,343 and an average vesting period of 3.1 years. As of March 31, 2009, there were 602,000 unvested options with a total unrecognized compensation cost of $2,212 and an average vesting period of 3.4 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular dividends and thus the expected dividend rate is assumed to be zero. The weighted average fair value of options granted during the three months ended March 31 2010 and 2009 was approximately $10.07 and $4.91, respectively, using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009
Volatility	50%	51% to 52%
Risk free interest rate	1.87% to 2.16%	1.39% to 1.57%
Expected life in years	3.4 to 3.9	4
Dividend yield	0	0

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2010
($ in thousands except per share data)

Note Q – Stock-Based Compensation (continued)

Activity relating to stock options granted under the Company’s plans and outside the plans during the three months ended March 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,615,000	$13.68
Granted	110,000	26.50
Exercised	(39,000)	11.00
Cancelled/Forfeited	(10,000)	12.49

Outstanding at March 31, 2010	1,676,000	$14.59	5.0 years	$30,066

Exercisable at March 31, 2010	329,000	$9.59	3.4 years	$7,552

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2010 and 2009:

	2010		2009
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at January 1	447,000	$20.97	537,000	$19.68
Granted	70,000	28.39	—	—
Vested	(93,000)	21.24	(98,000)	$21.39
Forfeited	(3,000)	22.70	(1,000)	$22.70

Non-vested at March 31	421,000	$22.13	438,000	$19.29

As of March 31, 2010, there was $6,687 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted-average of 2.8 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

Note R – Acquisitions

Big Buddha

On February 10, 2010, the Company acquired all of the outstanding shares of stock of privately held Big Buddha, Inc. (“Big Buddha”) from its sole stockholder (“Seller”). Founded in 2003, Big Buddha designs and markets fashion-forward handbags to specialty retailers and better department stores. Management believes that Big Buddha is a strategic fit for the Company. The acquisition was completed for consideration of $11,029 in cash, net of cash acquired, subject to adjustment, plus contingent payments pursuant to an earn-out agreement with the Seller. The earn-out agreement provides for potential payments to the Seller based on the financial performance of Big Buddha handbags for each of the twelve-month periods ending on March 31, 2011, 2012 and 2013. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period. As of March 31, 2010, the Company estimates the fair value of the contingent consideration to be $12,000.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2010
($ in thousands except per share data)

Note R – Acquisitions (continued)

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of Big Buddha were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, which are subject to change. The purchase price has been preliminarily allocated as follows:

Accounts receivable	$641
Inventory	1,177
Prepaid expenses and other current assets	88
Trade name	4,100
Customer relationships	4,900
Non-compete agreement	450
Accounts payable	(171)
Accrued expenses	(456)
Total fair value excluding goodwill	10,729
Goodwill	12,300

Net assets acquired	$23,029

The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price pursuant to the earn-out provisions or as additional information regarding assets and liabilities require. Contingent consideration classified as a liability will be remeasured at fair value at each reporting date, until the contingency is resolved, with changes recognized in earnings. The goodwill related to this transaction is expected to be deductible for tax purposes over 15 years.

The Company incurred approximately $410 in transaction related costs applicable to the Big Buddha acquisition during the quarter ended March 31, 2010. These expenses are included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

The results of operations of Big Buddha have been included in the Company’s Condensed Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.

Zone 88 and Shakedown Street

On July 8, 2009, the Company acquired certain of the assets constituting the Zone 88 and Shakedown Street (together “Zone 88”) lines of SML Brands, LLC, a subsidiary of Aimee Lynn, Inc. SML Brands designs, sources and markets primarily private label accessories and licensed brands, principally handbags, belts and small leather goods, for mass merchants and mid-tier retailers. Management believes that Big Buddha is a strategic fit for the Company. The acquisition was completed for $1,348 in cash. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates. The Company allocated $220 to current assets, $409 to the value of customer relationships, $841 to goodwill and $122 to liabilities assumed. The value of customer relationships is being amortized over ten years. The results of operations of Zone 88 have been included in the Company’s Condensed Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2010
($ in thousands except per share data)

Note S – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment for the three months ended March 31, 2010:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount

Balance at January 1, 2010	$1,547	$17,265	$5,501	$24,313
Acquisition of Big Buddha	0	12,300	0	12,300

Balance at March 31, 2010	$1,547	$29,565	$5,501	$36,613

The following table details identifiable intangible assets as of March 31, 2010:

	Estimated lives	Cost basis	Accumulated Amortization	Net Carrying Amount
Trade name	6–10 years	$4,300	$208	$4,092
Customer relationships	10 years	11,709	2,265	9,444
License agreements	3–6 years	5,600	4,348	1,252
Non-compete agreement	5 years	1,380	605	775
Other	3 years	14	13	1

		$23,003	$7,439	$15,564

The estimated future amortization expense of purchased intangibles as of March 31, 2010 is as follows:

2010 (remaining nine months)	$2,202
2011	2,412
2012	1,673
2013	1,673
2014	1,673
Thereafter	5,931

$15,564

Note T – Comprehensive Income

Comprehensive income for the three-month periods ended March 31, 2010 and 2009, after considering other comprehensive income including unrealized gain on marketable securities of $220 and $38, was $15,605 and $6,615, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2010
($ in thousands except per share data)

Note U – Commitments, Contingencies and Other

[1] Legal proceedings:

(a)
On June 24, 2009, The Center For Environmental Health filed a lawsuit, Center for Environmental Health v. Lulu NYC, LLC, Steve Madden, Ltd., Steve Madden Retail, Inc., et al., Case No. RG09459448, in California Superior Court, Alameda County, against the Company and dozens of other California retailers and vendors of leather, vinyl, and/or imitation leather handbags, belts, and shoes alleging that the retailers and vendors failed to warn that certain of such products may expose California citizens to lead and lead compounds. The parties have been in negotiations to resolve the matters informally and have finalized the substance of a consent judgment, the terms of which are not material to the Company’s Condensed Consolidated Financial Statements.

(b)
On June 24, 2009, a class action lawsuit, Shahrzad Tahvilian, et al. v. Steve Madden Retail, Inc. and Steve Madden, Ltd., Case No. BC 414217, was filed in the Superior Court of California, Los Angeles County, against the Company and its wholly-owned subsidiary, Steven Madden Retail, Inc. The complaint, which seeks unspecified damages, alleges violations of California labor laws, including, among other things, that the Company failed to provide mandated meal breaks to its employees and failed to provide overtime pay as required. The Company filed an answer in the litigation denying all allegations stated in the complaint. In March of 2010, the parties submitted the claim to private mediation and a resolution has been delayed until August 2010 pending further discovery. The Company, with the advice of legal counsel, has evaluated the liability in this case and believes that it is not likely to exceed $1,000. Accordingly, the Company accrued $1,000 in the fiscal year 2009. The accrual is subject to change to reflect the status of this matter.

(c)
On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. In September of 2007, Customs notified the Company that it had finalized its assessment of the underpaid duties to be $1,400. On October 20, 2005, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit. The Company has contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, Office of Regulations and Rulings, under internal advice procedures. On November 28, 2007, U.S. Customs Headquarters informed the Company that its request for internal advice had been accepted and was under review. All efforts by U.S. Customs to collect additional duties, fees, interest or penalties have been stayed pending final decision of U.S. Customs Headquarters. In the event that the U.S. Customs auditors’ position is ultimately upheld, the Company may be subject to monetary penalties. A final determination of the matter may not occur for several months or even years. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believes that it is not likely to exceed $2,700. Therefore, as of December 31, 2007, the Company had recorded a total reserve of $2,700 that was increased by $256 in 2008 and $89 in 2009 to reflect anticipated additional interest costs, bringing the reserve as of December 31, 2009 and 2008 to $3,045 and $2,956, respectively. Such reserve is subject to change to reflect the status of this matter.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2010
($ in thousands except per share data)

Note V – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department and specialty stores worldwide, derives revenue from sales of branded women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods, derives revenue from sales to department and specialty stores worldwide. The Retail segment, through the operation of Company owned retail stores and the Company’s website, derives revenue from sales of branded women’s, men’s and children’s footwear and accessories. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent of footwear products to mass-market merchandisers, shoe chains and other off-price retailers with respect to their purchase of footwear. In the License segment, the Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery and women’s fashion apparel and jewelry.

Quarter ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
March 31, 2010:
Net sales to external customers	$82,755	$20,337	$103,092	$28,516			$131,608
Gross profit	35,432	8,338	43,770	16,167			59,937
Commissions and licensing fees – net	—	—	—	—	$4,946	$1,238	6,184
Income (loss) from operations	16,741	3,055	19,796	(1,121)	4,946	1,238	24,859
Segment assets	$195,389	$73,031	268,420	51,953	35,597	—	355,970
Capital expenditures			$264	$404	$—	$—	$668

March 31, 2009:
Net sales to external customers	$65,201	$16,084	$81,285	$26,144			$107,429
Gross profit	25,802	5,176	30,978	12,509			43,487
Commissions and licensing fees – net	—	—	—	—	$2,068	$837	2,905
Income (loss) from operations	10,862	2,046	12,908	(5,509)	2,068	837	10,304
Segment assets	$162,646	$37,554	200,200	46,416	7,529	—	254,145
Capital expenditures			$191	$991	$—	$—	$1,182

Revenues by geographic area for the quarters ended March 31, 2010 and 2009 are as follows:

	Quarter ended March 31,
	2010	2009

Domestic	$125,997	$102,245
International	5,611	5,184

Total	$131,608	$107,429

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this document.

This Quarterly Report contains certain forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally forward-looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2009. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview:
($ in thousands, except retail sales data per square foot and earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively, “the Company”) designs, sources, markets and sells fashion-forward footwear for women, men and children. In addition, we design, source, market and sell name brand and private label fashion accessories, such as handbags and belts. We distribute products through department and specialty stores, our retail stores, our e-commerce website throughout the United States and through special distribution arrangements in Canada, Europe, Central and South America, Australia, Asia and Africa. Our product line includes a broad range of updated styles which are designed to establish or capitalize on market trends, complemented by core products. We have established a reputation for our creative designs, popular styles and quality products at accessible price points.

On March 24, 2010, the Board of Directors declared a 3-for-2 stock split of the Company’s outstanding shares of common stock, to be effected in the form of a stock dividend on the Company’s outstanding common stock. Stockholders of record at the close of business on April 20, 2010 received one additional share of Steven Madden Ltd. common stock for every two shares of common stock owned on this date. The additional shares were distributed on May 3, 2010. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives effect to this stock split, applied retroactively.

On February 10, 2010, we acquired all of the outstanding shares of stock of privately held Big Buddha, Inc. (“Big Buddha”) from its sole stockholder (“Seller”). Founded in 2003, Big Buddha designs and markets fashion-forward handbags to specialty retailers and better department stores. We believe that Big Buddha is a strategic fit for our Company. The acquisition was completed for consideration of $11,029 in cash, net of cash acquired, subject to adjustment, plus contingent payments pursuant to an earn-out agreement with the Seller. The earn-out agreement provides for potential payments to the Seller based on the financial performance of Big Buddha handbags for each of the twelve-month periods ending on March 31, 2011, 2012 and 2013. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period. As of March 31, 2010, the Company estimates the fair value of the contingent consideration to be $12,000.

We continued our trend of positive sales and earnings growth during the first quarter of 2010. Consolidated net sales for the first quarter of 2010 increased 23% to $131,608 compared to $107,429 in the first quarter of 2009. Our gross margin increased significantly in the first quarter of 2010 to 45.5%, an increase of 5% as compared to the 40.5% achieved in the first quarter of last year. During the quarter ended March 31, 2010, net income increased 134% to $15,385 compared to $6,577 in the same period of last year. Diluted earnings per share increased to $0.55 per share on 28,155,000 diluted weighted average shares outstanding compared to $0.24 per share on 26,958,000 diluted weighted average shares outstanding in the first quarter of last year. Net cash provided by operating activities increased to $13,125 in the quarter ended March 31, 2010 compared to $3,825 in the same quarter of last year.

In our Retail segment, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout the first quarters of 2010 and 2009) increased 13.6%. As of March 31, 2010, we had 85 stores in operation, compared to 94 stores as of March 31, 2009. Sales per square foot increased to $672 in 2010 compared to sales per square foot of $639 achieved in 2009.

As of March 31, 2010, our total inventory decreased to $23,929 from $28,071 as of March 31, 2009 and the inventory turnover (calculated on a trailing twelve month average) increased to 10.4 times compared to 8.1 times last year. Our accounts receivable average collection days were 55 days in the first quarter of 2010 compared to 54 days during the same period of last year. As of March 31, 2010, we had $157,393 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders’ equity of $286,069. Working capital increased to $147,155 as of March 31, 2010, compared to $133,020 on March 31, 2009 primarily due to the accumulated net income earned during the twelve month period ended March 31, 2010.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information
Three Months Ended
March 31
($ in thousands)

	2010		2009
CONSOLIDATED:

Net sales	$131,608	100%	$107,429	100%
Cost of sales	71,671	54	63,942	60
Gross profit	59,937	46	43,487	40
Other operating income – net of expenses	6,184	4	2,905	3
Operating expenses	41,262	31	36,088	34
Income from operations	24,859	19	10,304	9
Interest and other income – net	784	—	396	1
Income before income taxes	25,643	19	10,700	10
Net income	15,385	12	6,577	6

By Segment:
WHOLESALE FOOTWEAR SEGMENT:

Net sales	$82,755	100%	$65,201	100%
Cost of sales	47,323	57	39,399	60
Gross profit	35,432	43	25,802	40
Operating expenses	18,691	23	14,940	23
Income from operations	16,741	20	10,862	17

WHOLESALE ACCESSORIES SEGMENT:

Net sales	$20,337	100%	$16,084	100%
Cost of sales	11,999	59	10,908	68
Gross profit	8,338	41	5,176	32
Operating expenses	5,283	26	3,130	19
Income from operations	3,055	15	2,046	13

RETAIL SEGMENT:

Net sales	$28,516	100%	$26,144	100%
Cost of sales	12,349	43	13,635	52
Gross profit	16,167	57	12,509	48
Operating expenses	17,288	61	18,018	69
Loss from operations	(1,121)	(4)	(5,509)	(21)
Number of stores	85		94

FIRST COST SEGMENT:

Other commission income – net of expenses	$4,946	100%	$2,068	100%

LICENSING SEGMENT:

Licensing income – net of expenses	$1,238	100%	$837	100%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Consolidated:

Net sales increased 23% to $131,608 for the quarter ended March 31, 2010, from $107,429 for the comparable period of 2009. Overall gross profit margin increased five percentage points to 45.5% in the first quarter of 2010 from 40.5% in the first quarter of 2009. Operating expenses for the three months ended March 31, 2010 were $41,262 compared to $36,088 in the same period last year. As a percentage of sales, operating expenses for the first quarter of 2010 decreased to 31.3% from 33.6% in the same period of last year, reflecting leverage gained from sales increases. Commission and licensing fee income increased to $6,184 in the first quarter of 2010 compared to $2,905 in the first quarter of 2009. Net income for the first quarter of 2010 increased 134% to $15,385 compared to net income for the quarter ended March 31, 2009 of $6,577.

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment accounted for $82,755 or 63%, and $65,201 or 61% of total Company net sales for the first quarters of 2010 and 2009, respectively. The 27% increase in net sales quarter over quarter was driven by net sales increases in all divisions of our Wholesale segment. Our Steve Madden Men’s Division led the growth trend by posting a net sales increase of 52%. This net sales increase in Steve Madden Men’s is primarily due to the strong performance of the dress and casual shoe categories during the quarter. In addition, our new men’s line, Madden, has been met with a favorable response, and has contributed to the net sales growth in the Wholesale Footwear segment. The Madden Girl Division continued its growth trend by recording a 42% increase in net sales in the quarter. The net sales growth in Madden Girl is due to deeper market penetration combined with the success of the dress shoe, flat sandal and wedge categories. Net sales in our Steven Division increased by 28% in the first quarter of 2010, primarily due to an increase in shipments to the Steven Division’s largest customer Nordstrom, combined with strong casual boot sales during the quarter. A net sales increase of 8% in our International Division was propelled by the Division’s significant growth trend in Eastern Asia. Net sales in the Steve Madden Women’s Division increased by 4% primarily due to an expansion of our Dillard’s business combined with the strong performance of dress shoes during the quarter. The Elizabeth and James Division, our new brand that began shipping in the second quarter of 2009, contributed net sales of $2,667 in the first quarter of 2010. Finally, the transition of one of the Company’s mass merchant customers from a “first cost” model to a “wholesale” model contributed $1,581 of incremental net sales in the first quarter of 2010.

Gross profit margin in the Wholesale Footwear segment increased to 42.8% in the first quarter of this year from 39.6% in the same period last year, primarily due to a decrease in close out sales combined with an increase in initial margins and improved operating efficiencies. In the first quarter of 2010, operating expenses increased to $18,691, or 22.5% of net sales, compared to $14,940, or 22.9% of net sales, in the prior year, primarily due to the incremental expenses associated with our two new brands mentioned above. Income from operations for the Wholesale Footwear segment increased to $16,741 for the three-month period ended March 31, 2010 compared to $10,862 for the three-month period ended March 31, 2009.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $20,337 or 15%, and $16,084 or 15% of total Company net sales for the first quarters of 2010 and 2009, respectively. Our two recent acquisitions contributed to the 26% increase in net sales quarter over quarter. Our new Madden Zone Division, which results from our July 2009 acquisition of Zone 88, contributed incremental net sales of $2,763 in the first quarter of 2010. On February 10, 2010, we acquired all of the outstanding shares of stock of privately held Big Buddha. From the date of acquisition through March 31, 2010, Big Buddha contributed net sales of $2,449. In addition, Steve Madden Handbags, Steven Belts and private label belts all achieved double-digit sales growth in the first quarter of 2010. These increases were partially offset by net sales decreases in our Betsey Johnson and Betseyville handbag product lines.

Gross profit margin in the Wholesale Accessories segment increased to 41.0% in the first quarter of this year from 32.2% in the same period last year, primarily due to the significantly higher gross profit margins achieved by our new Big Buddha Division and a change in the mix of products. In the first quarter of 2010, operating expenses increased to $5,283 compared to $3,130 in the prior year, primarily due to the incremental operating expenses associated with our new Madden Zone and Big Buddha divisions. Income from operations for the Wholesale Accessories segment increased to $3,055 for the three-month period ended March 31, 2010 compared to $2,046 for the three-month period ended March 31, 2009.

Retail Segment:

Net sales generated by the Retail segment accounted for $28,516, or 22%, and $26,144, or 24%, of total Company net sales for the three-month periods ended March 31, 2010 and 2009, respectively. We opened two new stores, closed eight under-performing stores and licensed three stores during the twelve months ended March 31, 2010. As a result, we had 85 retail stores as of March 31, 2010 compared to 94 stores as of March 31, 2009. The 85 stores currently in operation include 80 under the Steve Madden brand, four under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the first quarters of 2010 and 2009) increased 13.6% in the first quarter of this year primarily due to strong boot sales in the quarter. Gross profit as a percentage of sales improved significantly to 56.7% in the first quarter of 2010 compared to 47.8% achieved in the same period of 2009, primarily due to a decrease in promotional selling combined with improved operating efficiencies. In the first quarter of 2010, operating expenses decreased to $17,288, or 60.6% of net sales, compared to $18,018, or 68.9% of net sales, primarily due to a reduction in operating expenses associated with the nine fewer stores in operation in the first quarter of 2010 when compared to the same period of last year. Loss from operations for the Retail segment improved to $1,121 for the three-month period ended March 31, 2010 compared to $5,509 for the same period of 2009.

First Cost Segment:

The First Cost segment generated net commission income and design fees of $4,946 for the three-month period ended March 31, 2010, compared to $2,068 for the comparable period of 2009. This 139% growth in the First Cost Division was driven by a significant increase in revenues from Target, Kohl’s, JC Penney and K-mart.

Licensing Segment:

During the quarter ended March 31, 2010, net licensing income increased to $1,238 from $837 in the same period of last year primarily due to sales increases achieved by several of our licensees, including significant sales growth of our bedding and outerwear licensees.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

On July 10, 2009, we entered into a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate that, at our election, is tied to either the prime rate or LIBOR. The agreement can be terminated by Rosenthal at any time with 60 days’ prior written notice, or by us at any time after the expiration of the first contract year with 60 days’ prior written notice.

As of March 31, 2010, we had working capital of $147,155. We had cash and cash equivalents of $69,221, investments in marketable securities of $88,172 and we did not have any long term debt.

We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

Cash provided by operations increased by $9,300 to $13,125 in the first quarter of 2010 from $3,825 in the first quarter of last year. The increase was driven by the income growth in the first quarter of this year.

INVESTING ACTIVITIES
($ in thousands)

During the three-month period ended March 31, 2010, we invested $6,332 in marketable securities and received $4,000 from the maturities and sales of securities. We also paid $11,029 for the acquisition of Big Buddha. Additionally, we made capital expenditures of $668, principally for the one new store opened in the current period and leasehold improvements to our showroom and for systems enhancements.

FINANCING ACTIVITIES
($ in thousands)

During the three-month period ended March 31, 2010, net cash provided by financing activities was $859, which consisted of proceeds from the exercise of stock options of $332 and excess tax benefit from the exercise of options of $527.

CONTRACTUAL OBLIGATIONS
($ in thousands)

Our contractual obligations as of March 31, 2010 were as follows:

	Payment due by period

Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	2015 and after

Operating lease obligations	$99,987	$12,614	$31,531	$24,981	$30,861

Purchase obligations	105,816	105,816	—	—	—

Contingent payment liability	12,000	—	7,500	4,500

Other long-term liabilities (future minimum royalty payments)	7,209	1,935	4,374	900	—

Total	$225,012	$120,365	$43,405	$30,381	$30,861

At March 31, 2010, we had un-negotiated open letters of credit for the purchase of inventory of approximately $5,521.

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

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $1,971 during the remaining nine months of 2010, $1,713 in 2011 and $1,211 in 2012. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options. Our Chief Operating Officer is entitled to deferred compensation calculated as a percentage of his base salary.

In connection with our acquisition of Big Buddha during the first fiscal quarter of 2010, we are subject to potential earn-out payments to the seller of Big Buddha based on the annual performance of Big Buddha through March 31, 2013.

Virtually all of our products are produced at overseas locations, the majority of which are located in China, with a smaller percentage located in Mexico, Brazil, Italy, Spain and India. We have not entered into any long-term manufacturing or supply contracts with any of these foreign companies. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 99% of our purchases in U.S. dollars.

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

OFF BALANCE SHEET ARRANGEMENTS

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

Allowances for bad debts, returns and customer chargebacks. We provide reserves against our trade accounts receivables for future customer chargebacks, co-op advertising allowances, discounts, returns and other miscellaneous deductions that relate to the current period. The reserve against our non-factored trade receivables also includes estimated losses that may result from customers’ inability to pay. The amount of the reserve for bad debts, returns, discounts and compliance chargebacks are determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. We evaluate anticipated customer markdowns and advertising chargebacks by reviewing several performance indicators for our major customers. These performance indicators (which include inventory levels at the retail floors, sell through rates and gross margin levels) are analyzed by Management to estimate the amount of the anticipated customer allowance. Failure to correctly estimate the amount of the reserve could materially impact our results of operations and financial position.

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

Valuation of intangible assets. ASC Topic 350, “Intangible – Goodwill and Other”, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”). In accordance with ASC Topic 360, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and LIBOR. The terms of our collection agency agreements with Rosenthal & Rosenthal can be found in the Liquidity and Capital Resources section under Item 2 and in Note E to the notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.

As of March 31, 2010, we held marketable securities valued at $88,172, which consist primarily of corporate and U.S. government and federal agency bonds. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of, and in Note L to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. Unless otherwise indicated, all proceedings discussed in those earlier reports remain outstanding.

On June 24, 2009, a class action lawsuit, Shahrzad Tahvilian, et al. v. Steve Madden Retail, Inc. and Steve Madden, Ltd., Case No. BC 414217, was filed in the Superior Court of California, Los Angeles County, against the Company and its wholly-owned subsidiary, Steven Madden Retail, Inc. The complaint, which seeks unspecified damages, alleges violations of California labor laws, including, among other things, that the Company failed to provide mandated meal breaks to its employees and failed to provide overtime pay as required. The Company filed an answer in the litigation denying all allegations stated in the complaint. In March of 2010, the parties submitted the claim to private mediation and a resolution has been delayed until August 2010 pending further discovery. The Company, with the advice of legal counsel, has evaluated the liability in this case and believes that it is not likely to exceed $1,000,000. Accordingly, the Company accrued $1,000,000 in the fiscal year 2009. The accrual is subject to change to reflect the status of this matter.

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

ITEM 6.  EXHIBITS

3.1	Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 23, 1998.

3.2	Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2008).

4.1	Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2/A, filed with the SEC on September 29, 1993).

4.2
Rights Agreement dated November 14, 2001 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2001.

10.1	Employment Agreement dated May 30, 2008 between the Company and Amelia Newton Varela. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 7, 2010

STEVEN MADDEN, LTD.

/S/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/S/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit
No.	Description

3.1	Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 23, 1998.

3.2	Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2008).

4.1	Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2/A, filed with the SEC on September 29, 1993).

4.2
Rights Agreement dated November 14, 2001 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2001.

10.1	Employment Agreement dated May 30, 2008 between the Company and Amelia Newton Varela. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.