Form 10-Q
period 2010-06-30
STEVEN MADDEN, LTD.
filed 2010-08-09
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐ No ☒

As of August 4, 2010, the latest practicable date, there were 27,673,699 shares of common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
 June 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,	June 30,
	2010	2009	2009
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,807	$69,266	$53,276
Accounts receivable, net of allowances of $1,939, $1,195 and $1,127	11,942	11,071	9,320
Due from factor, net of allowances of $10,758, $12,487 and $10,357	73,145	47,534	48,536
Inventories	44,466	30,453	29,025
Marketable securities – available for sale	21,972	17,971	10,520
Prepaid expenses and other current assets	13,716	6,295	7,743
Deferred taxes	8,809	8,779	8,006

Total current assets	216,857	191,369	166,426

Note receivable – related party	3,733	3,568	3,491
Property and equipment, net	21,297	23,793	25,562
Deferred taxes	7,053	7,543	6,895
Deposits and other	1,787	1,844	1,942
Marketable securities – available for sale	99,183	67,713	47,839
Goodwill – net	36,613	24,313	23,472
Intangibles – net	14,831	6,716	7,257

Total Assets	$401,354	$326,859	$282,884

LIABILITIES
Current liabilities:
Accounts payable	$44,309	$24,544	$22,880
Accrued expenses	20,323	15,338	19,679
Income taxes payable	3,300	166	—
Accrued incentive compensation	7,447	12,314	5,836

Total current liabilities	75,379	52,362	48,395

Contingent payment liability	12,000	—	—
Deferred rent	5,240	5,044	4,925
Other liabilities	1,564	1,666	311

Total Liabilities	94,183	59,072	53,631

Commitments, contingencies and other

STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued
Common stock – $.0001 par value, 60,000 shares authorized; 36,075, 35,687 and 35,387 shares issued, 27,672, 27,425 and 27,125 outstanding	4	3	3
Additional paid-in capital	155,803	147,703	141,353
Retained earnings	282,551	247,365	215,978
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	1,356	700	(97)
Treasury stock – 8,403, 8,262 and 8,262 shares at cost	(132,543)	(127,984)	(127,984)

Total stockholders’ equity	307,171	267,787	229,253

Total Liabilities and Stockholders’ Equity	$401,354	$326,859	$282,884

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	158,664	116,472	290,272	223,901

Cost of sales	89,815	66,909	161,486	130,851

Gross profit	68,849	49,563	128,786	93,050

Commission and licensing fee income – net	5,229	7,362	11,413	10,267
Operating expenses	(42,025)	(37,553)	(83,287)	(73,641)

Income from operations	32,053	19,372	56,912	29,676
Interest and other income, net	942	368	1,726	764

Income before provision for income taxes	32,995	19,740	58,638	30,440
Provision for income taxes	13,196	7,596	23,454	11,719

Net income	$19,799	$12,144	$35,184	$18,721

Basic income per share	$0.72	$0.45	$1.28	$0.70

Diluted income per share	$0.70	$0.44	$1.25	$0.69

Basic weighted average common shares outstanding	27,628	27,021	27,542	26,928
Effect of dilutive securities – options/restricted stock	675	420	687	272

Diluted weighted average common shares outstanding	28,303	27,441	28,229	27,200

See accompanying notes to condensed consolidated financial statements – unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net income	$35,184	$18,721
Adjustments to reconcile net income to net cash used in operating activities:
Excess tax benefit from the exercise of options	(2,512)	(7)
Depreciation and amortization	5,022	4,828
Loss on disposal of fixed assets	543	560
Deferred taxes	—	191
Non-cash compensation	3,676	2,774
Provision for bad debts	(985)	183
Deferred rent expense	196	(862)
Realized (gain) loss on marketable securities	(32)	55
Changes in:
Accounts receivable	(947)	(3,350)
Due from factor	(23,882)	(14,811)
Note receivable – related party	(165)	(121)
Inventories	(13,713)	2,572
Prepaid expenses, deposits and other assets	(6,350)	289
Accounts payable and other accrued expenses	24,816	10,845

Net cash provided by operating activities	20,851	21,867

Cash flows from investing activities:
Purchase of property and equipment	(1,232)	(1,644)
Purchase of marketable securities	(44,917)	(33,736)
Sale/redemption of marketable securities	10,092	10,678
Acquisitions, net of cash acquired *	(11,119)	(4,526)

Net cash used in investing activities	(47,176)	(29,228)

Cash flows from financing activities:
Repayment of advances from factor	—	(30,168)
Proceeds from options exercised	1,913	1,210
Tax benefit from exercise of options	2,512	7
Common stock purchased for treasury	(4,559)	—

Net cash used in financing activities	(134)	(28,951)

Net decrease in cash and cash equivalents	(26,459)	(36,312)
Cash and cash equivalents – beginning of period	69,266	89,588

Cash and cash equivalents – end of period	$42,807	$53,276

* The amount for 2009 was accrued at December 31, 2008.

See accompanying notes to condensed consolidated financial statements – unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2009 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 12, 2010.

Note B – Stock Split

On March 24, 2010, the Board of Directors declared a 3-for-2 stock split of the Company’s outstanding shares of common stock, to be effected in the form of a stock dividend on the Company’s outstanding common stock. Stockholders of record at the close of business on April 20, 2010 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on this date. The additional shares were distributed on May 3, 2010. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives effect to this stock split, applied retroactively.

Note C – Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which expands disclosure requirements relating to fair value measurements. The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuance and settlements relating to Level 3 measurements. The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities. Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required. The Company adopted the provisions of the guidance as of March 31, 2010, except for disclosure about purchases, sales, issuance and settlements in the roll forward of activity in Level 3 fair value measurement, which is effective for fiscal years beginning after December 15, 2010. Disclosures are not required for earlier periods presented for comparative purposes. The new guidance affects disclosures only and, therefore, the adoption had no impact on the Company’s results of operation or financial position.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010
($ in thousands except share and per share data)

Note D – Use of Estimates (continued)

 Significant areas involving management estimates include allowances for bad debts, returns and customer chargebacks, and deferred tax asset valuation allowance. The Company provides reserves on trade accounts receivable and due from factors for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance related deductions that relate to the current period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by management to estimate the amount of the anticipated customer allowance.

Note E – Due To and From Factor

The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables factored by Rosenthal. The agreement provides the Company with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate that, at the Company’s election, is tied to either the prime rate or LIBOR.

Note F – Note Receivable – Related Party

On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000, in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company common stock, which he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8% which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. An amendment to the note dated December 19, 2007 extended the due date to March 31, 2009, and a second amendment dated April 1, 2009 changed the interest rate to 6% and extended the due date of both principal and interest to June 30, 2015. As of June 30, 2010, $733 of interest has accrued on the note and has been reflected on the Company’s Condensed Consolidated Financial Statements. Due to the 3-for-2 stock split effected on May 3, 2010 (see Note B above) the number of shares securing the loan increased from 510,000 shares to 765,000 shares. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company determined to release from its security interest 555,000 shares of the Company’s common stock, retaining 210,000 shares with a total market value on that date of $6,798, as collateral for the loan.

Note G – Marketable Securities

Marketable securities consist primarily of corporate and U.S. government and federal agency bonds with maturities greater than three months and up to six years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three- and six-month periods ended June 30, 2010, the amortization of bond premiums totals $269 and $502, respectively, compared to $35 and $167 for the comparable periods in 2009. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010
($ in thousands except share and per share data)

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

A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•	Level 3: Significant unobservable inputs.

The Company’s financial assets subject to fair value measurements as of June 30, 2010 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$25,006	$25,006	—	—
Current marketable securities – available for sale	21,972	21,972	—	—
Long-term marketable securities – available for sale	99,183	99,183	—	—

Total assets	$146,161	$146,161	—	—

Liabilities:
Contingent consideration	$12,000	—	—	$12,000

Total liabilities	$12,000	—	—	$12,000

The Company’s financial assets subject to fair value measurements as of December 31, 2009 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Cash equivalents	$30,962	$30,962	—	—
Current marketable securities – available for sale	17,971	17,971	—	—
Long-term marketable securities – available for sale	67,713	67,713	—	—

Total	$116,646	$116,646	—	—

During the six months ended June 30, 2010, the Company had no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). No gains or losses resulting from the fair value measurement of financial assets were included in the Company’s earnings. The Company has recorded a contingent consideration as a result of the February 10, 2010 acquisition of Big Buddha, Inc. (see Note R). The contingent consideration may be paid to the seller of Big Buddha based on the financial performance of Big Buddha for each of the twelve-month periods ending on March 31, 2011, 2012 and 2013. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010
($ in thousands except share and per share data)

Note H – Fair Value Measurement (continued)

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

Note I – Fair Value of Financial Instruments

The carrying value of certain financial instruments such as accounts receivable, due from factors and accounts payable, approximate their fair values due to their short-term nature of their underlying terms. The fair values of the financial instruments and investments are determined by reference to market data and other valuation techniques, as appropriate. Fair value of the note receivable approximates its carrying value based upon its interest rate, which approximates current market interest rates.

Note J – Inventories

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.

Note K – Revenue Recognition

The Company recognizes revenue from wholesale sales when products are shipped pursuant to its standard terms, which are freight on board (FOB) warehouse, or when products are delivered to the consolidators as per the terms of the customers’ purchase order. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. Customers retain the right to return/credit of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company’s commission revenue includes partial recovery of its design, product and development costs for the services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development cost recoveries are recognized as earned when title of the product transfers from the manufacturer to the customer and are reported on a net basis after deducting related operating expenses.

The Company licenses its trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery, women’s fashion apparel and jewelry. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and payable in advance on a quarterly basis, and offset against earned royalties at the end of each quarter. Under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission based on a percentage of the purchases of the Company’s products. For the Company’s international distributors, licensing income is recognized when earned and commissions are recognized when title of the product transfers to the customer.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010
($ in thousands except share and per share data)

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

Note M – Sales Deductions

The Company supports retailers’ initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. Such expenses are reflected in the Condensed Consolidated Statement of Income as deductions from sales. For the three- and six-month periods ended June 30, 2010, the deduction to sales for these expenses as a total dollar amount and as a percentage of gross sales was $8,311or 6.4% and $14,351 or 6.2%, respectively, as compared to $7,567 or 8.6% and $12,240 or 7.2%, for the comparable periods in 2009.

Note N – Cost of Sales

All costs incurred to bring finished products to the Company’s distribution center and, in the Retail segment, the costs to bring products to the Company’s stores, are included in the cost of sales line on the Condensed Consolidated Statement of Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale segments and freight to customers, if any, are included in the operating expenses line item of the Company’s Condensed Consolidated Statement of Income. The Company’s gross margins may not be comparable to those of other companies in the industry because some companies may include warehouse and distribution costs, as well as other costs excluded from cost of sales by the Company, as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

Note O – Income Taxes

The Company’s effective income tax rate for the six months ended June 30, 2010 and 2009 was 40.0% and 38.5%, respectively. The increase in the effective income tax rate is due to increases in state and local taxes, among other matters, including revisions of allocation formulas by some tax jurisdictions resulting in the Company having higher taxable income in those jurisdictions.

Note P – Net Income Per Share of Common Stock

Basic income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase treasury stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For both the three- and six-month periods ended June 30, 2010, options to purchase 236,000 shares of the Company’s common stock have been excluded from the calculation because inclusion of such shares would be anti-dilutive as compared with options to purchase 155,000 shares of the Company’s common stock that have been excluded from the calculation for the three and six months ended June 30, 2009.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010
($ in thousands except share and per share data)

Note Q – Stock-Based Compensation

In March 2006, the Board of Directors approved the Steven Madden, Ltd. 2006 Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The stockholders approved the Plan on May 26, 2006. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan from 1,800,000 to 2,325,000. On May 22, 2009, the stockholders approved a second amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 6,096,000. The following table summarizes the number of shares of common stock authorized for issuance under the Plan, the amount of stock-based awards issued (net of expired or cancelled) under the Plan and the number of shares of common stock available for the grant of stock-based awards under the Plan:

Common Stock authorized	6,096,000
Stock-based awards, including restricted stock and stock options, granted net of expired or cancelled	3,355,000

Common Stock available for grant of stock-based awards as of June 30, 2010	2,741,000

Total equity-based compensation for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	$816	$472	$1,346	$593
Restricted stock	1,043	1,127	2,330	2,181

Total	$1,859	$1,559	$3,676	$2,774

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during both the three- and six-month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Proceeds from stock options exercised	$1,581	$1,210	$1,913	$1,210
Intrinsic value of stock options exercised	$4,026	$1,161	$4,614	$1,161

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010
($ in thousands except share and per share data)

Note Q – Stock-Based Compensation (continued)

During the three and six months ended June 30, 2010, approximately 233,000 options with a weighted average exercise price of $14.32 and approximately 265,000 options with a weighted average exercise price of $14.04 vested, respectively. During the three and six months ended June 30, 2009, approximately 75,000 options with a weighted average exercise price of $12.38 and approximately 99,000 options with a weighted average exercise price of $12.20 vested, respectively. As of June 30, 2010, there were 1,500,000 unvested options with a total of $10,506 of unrecognized compensation cost and an average vesting period of 3.6 years. As of June 30, 2009, there were 1,202,000 unvested options with a total of $5,372 of unrecognized compensation cost and an average vesting period of 3.6 years.

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

	Six months ended June 30,
	2010	2009
Expected volatility	47.5% to 52.4%	49.9% to 52.1%
Risk-free interest rate	1.62% to 2.16%	1.39% to 1.71%
Expected life (in years)	2.8 to 4.4	3.9
Expected dividend yield	None	None
Weighted average fair value	$12.72	$5.60

Activity relating to stock options granted under the Company’s plans and outside the plans during the six months ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,615,000	$13.68
Granted	503,000	33.02
Exercised	(197,000)	10.20
Cancelled/Forfeited	(18,000)	15.47

Outstanding at June 30, 2010	1,903,000	$19.14	5.4	$24,871

Exercisable at June 30, 2010	403,000	$12.11	4.2	$7,851

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010
($ in thousands except share and per share data)

Note Q – Stock-Based Compensation (continued)

Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2010 and 2009:

	2010		2009
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at January 1	447,000	$20.97	537,000	$19.69
Granted	118,000	30.50	35,000	14.79
Vested	(178,000)	20.01	(178,000)	19.89
Forfeited	(3,000)	22.70	(2,000)	22.70

Non-vested at June 30	384,000	$28.44	392,000	$19.14

As of June 30, 2010, there was $7,181 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 2.5 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

Note R – Acquisition

Big Buddha

On February 10, 2010, the Company acquired all of the outstanding shares of stock of privately held Big Buddha, Inc. (“Big Buddha”) from its sole stockholder (“Seller”). Founded in 2003, Big Buddha designs and markets fashion-forward handbags to specialty retailers and better department stores. Management believes that Big Buddha is a strategic fit for the Company. The acquisition was completed for consideration of $11,119 in cash, net of cash acquired, plus contingent payments pursuant to an earn-out agreement with the Seller. The earn-out agreement provides for potential payments to the Seller based on the financial performance of Big Buddha handbags for each of the twelve-month periods ending on March 31, 2011, 2012 and 2013. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period. As of June 30, 2010, the Company estimates the fair value of the contingent consideration to be $12,000.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010
($ in thousands except share and per share data)

Note R – Acquisition (continued)

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

Accounts receivable	$668
Inventory	1,212
Prepaid expenses and other current assets	102
Trade name	4,100
Customer relationships	4,900
Non-compete agreement	450
Accounts payable	(171)
Accrued expenses	(442)
Total fair value excluding goodwill	10,819
Goodwill	12,300

Net assets acquired	$23,119

The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price as additional information regarding assets and liabilities require. Contingent consideration classified as a liability will be remeasured at fair value at each reporting date, until the contingency is resolved, with changes recognized in earnings. The goodwill related to this transaction is expected to be deductible for tax purposes over 15 years.

The Company incurred approximately $430 in acquisition related costs applicable to the Big Buddha transaction during the period ended June 30, 2010. These expenses are included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

The results of operations of Big Buddha have been included in the Company’s Condensed Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.

Zone 88 and Shakedown Street

On July 8, 2009, the Company acquired certain of the assets constituting the Zone 88 and Shakedown Street (together “Zone 88”) lines of SML Brands, LLC, a subsidiary of Aimee Lynn, Inc. SML Brands designs, sources and markets primarily private label accessories and licensed brands, principally handbags, belts and small leather goods, for mass merchants and mid-tier retailers. Management believes that Zone 88 is a strategic fit for the Company. The acquisition was completed for $1,348 in cash. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates. The Company allocated $220 to current assets, $409 to the value of customer relationships, $841 to goodwill and $122 to liabilities assumed. The value of customer relationships is being amortized over ten years. The results of operations of Zone 88 have been included in the Company’s Condensed Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010
($ in thousands except share and per share data)

Note S – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment for the six months ended June 30, 2010:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount
Balance at January 1, 2010	$1,547	$17,265	$5,501	$24,313
Acquisition of Big Buddha	0	12,300	0	12,300

Balance at June 30, 2010	$1,547	$29,565	$5,501	$36,613

The following table details identifiable intangible assets as of June 30, 2010:

	Estimated lives	Cost basis	Accumulated Amortization	Net carrying amount
Trade name	6–10 years	$4,300	$320	$3,980
Customer relationships	10 years	11,709	2,564	9,145
License agreements	3–6 years	5,600	4,591	1,009
Non-compete agreement	5 years	1,380	683	697
Other	3 years	14	14	—

		$23,003	$8,172	$14,831

The estimated future amortization expense of purchased intangibles as of June 30, 2010 is as follows:

2010 (remaining six months)	$1,470
2011	2,412
2012	1,673
2013	1,673
2014	1,673
Thereafter	5,930

$14,831

Note T – Comprehensive Income

Comprehensive income for the three- and six-month periods ended June 30, 2010, after considering other comprehensive income including unrealized gain on marketable securities of $436 and $656, was $20,235 and $35,840, respectively. For the comparable periods ended June 30, 2009, after considering other comprehensive gain on marketable securities of $261 and $299, comprehensive income was $12,405 and $19,020, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010
($ in thousands except share and per share data)

Note U – Commitments, Contingencies and Other

Legal proceedings:

(a)
On June 24, 2009, The Center For Environmental Health filed a lawsuit, Center for Environmental Health v. Lulu NYC, LLC, Steve Madden, Ltd., Steve Madden Retail, Inc., et al., Case No. RG09459448, in California Superior Court, Alameda County, against the Company and dozens of other California retailers and vendors of leather, vinyl and/or imitation leather handbags, belts and shoes alleging that the retailers and vendors failed to warn that certain of such products may expose California citizens to lead and lead compounds. The parties have been in negotiations to resolve the matters informally and have finalized the substance of a consent judgment, the terms of which are not material to the Company’s Condensed Consolidated Financial Statements.

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

(c)
On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. In September of 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1,400. On October 20, 2005, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit. The Company has contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, Office of Regulations and Rulings, under internal advice procedures. On November 28, 2007, U.S. Customs Headquarters informed the Company that its request for internal advice had been accepted and was under review. All efforts by U.S. Customs to collect additional duties, fees, interest or penalties have been stayed pending final decision of U.S. Customs Headquarters. In the event that the U.S. Customs auditors’ position is ultimately upheld, the Company may be subject to monetary penalties. A final determination of the matter may not occur for several months or even years. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believes that it is not likely to exceed $2,700. Therefore, as of December 31, 2007, the Company had recorded a total reserve of $2,700 that was increased by $256 in 2008 and $89 in 2009 to reflect anticipated additional interest costs, bringing the reserve as of December 31, 2009 and 2008 to $3,045 and $2,956, respectively. Such reserve is subject to change to reflect the status of this matter.

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
June 30, 2010
($ in thousands except share and per share data)

Note V – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers and specialty stores worldwide, derives revenue from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods, derives revenue from sales to department, mid-tier and specialty stores worldwide. The Retail segment, through the operation of Company owned retail stores and the Company’s website, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent and as a selling agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the License segment, the Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery and women’s fashion apparel and jewelry.

	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated

As of and three months ended, June 30, 2010:
Net sales to external customers	$104,170	$25,023	$129,193	$29,471			$158,664
Gross profit	40,135	9,875	50,010	18,839			68,849
Commissions and licensing fees - net	—	—	—	—	$4,413	$816	5,229
Income from operations	20,442	4,430	24,872	1,952	4,413	816	32,053
Segment assets	$228,039	$77,702	305,741	55,468	40,145	—	401,354
Capital expenditures			$213	$351	$—	$—	$564
June 30, 2009:
Net sales to external customers	$74,204	$13,993	$88,197	$28,275			$116,472
Gross profit	28,345	4,134	32,479	17,084			49,563
Commissions and licensing fees - net	—	—	—	—	$6,389	$973	7,362
Income (loss) from operations	10,803	754	11,557	453	6,389	973	19,372
Segment assets	$183,252	$45,484	228,736	44,907	9,241	—	282,884
Capital expenditures			$212	$250	$—	$—	$462

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010
($ in thousands except share and per share data)

Note V – Operating Segment Information (continued)

	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated

As of and six months ended, June 30, 2010:
Net sales to external customers	$186,925	$45,360	$232,285	$57,987			$290,272
Gross profit	75,567	18,213	93,780	35,006			128,786
Commissions and licensing fees - net	—	—	—	—	$9,359	$2,054	11,413
Income (loss) from operations	37,183	7,485	44,668	831	9,359	2,054	56,912
Segment assets	$228,039	$77,702	305,741	55,468	40,145	—	401,354
Capital expenditures			$477	$755	$—	$—	$1,232

June 30, 2009:
Net sales to external customers	$139,405	$30,077	$169,482	$54,419			$223,901
Gross profit	54,147	9,310	63,457	29,593			93,050
Commissions and licensing fees - net	—	—	—	—	$8,457	$1,810	10,267
Income (loss) from operations	21,665	2,800	24,465	(5,056)	8,457	1,810	29,676
Segment assets	$183,252	$45,484	228,736	44,907	9,241	—	282,884
Capital expenditures			$403	$1,241	$—	$—	$1,644

Revenues by geographic area for the three- and six-month periods ended June 30, 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Domestic	$150,662	$111,307	$276,659	$213,552
International	8,002	5,165	13,613	10,349

Total	$158,664	$116,472	$290,272	$223,901

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

Overview:
($ in thousands, except retail sales data per square foot and earnings per share)

Steven Madden, Ltd. and its subsidiaries (the “Company”) designs, sources, markets and retails fashion-forward footwear and accessories for women, men and children. We distribute products through department stores, specialty stores, luxury retailers, national chains, mass merchants, our retail stores and our e-commerce website throughout the United States as well as through special distribution arrangements in Canada, Europe, Central and South America, Australia and Asia. Our product line includes a broad range of updated styles which are designed to establish or capitalize on market trends, complemented by core products. We have established a reputation for our creative designs, popular styles and quality products at affordable price points.

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

Regarding our financial results, we achieved the highest quarterly sales and earnings results in the Company’s history. Our consolidated net sales increased 36% to $158,664 in the second quarter of 2010 when compared to consolidated net sales of $116,472 achieved in the same period of last year. Net income increased 63% in the second quarter of this year to $19,799, compared with $12,144 in the same period last year. As a percentage of net sales, our net income improved to 12% in the second quarter of 2010 from 10% in the same period of last year. Diluted earnings per share for the second quarter of 2010 increased 59% to $0.70 per share on 28,303,000 diluted weighted average shares outstanding compared to $0.44 per share on 27,441,000 diluted weighted average shares outstanding in the second quarter of last year.

Our recent diversification into new brands and product lines has partially contributed to the revenue growth achieved in this quarter. Elizabeth and James, introduced in May of 2009, continues to grow its business with retailers including Neiman Marcus, Saks Fifth Avenue, Nordstrom and others. We introduced Olsenboye, our new collaboration with Mary-Kate and Ashley Olson, in the first quarter of this year. We are producing footwear and accessories under the Olsenboye brand name. Olsenboye is distributed exclusively at JC Penney. Our new men’s line, Madden, has contributed to the sales growth in our Men’s division. The Madden brand offers fashionable products for men at more moderate prices than the Steve Madden brand. In our accessories segment, our two recent acquisitions, Madden Zone, which we acquired in July of last year, and Big Buddha, which we acquired in February of 2010, have both contributed to the revenue growth in our accessories division.

In our retail segment, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout the second quarters of 2010 and 2009) increased 7.4%. As of June 30, 2010, we had 84 stores in operation, compared to 92 stores as of June 30, 2009. During the twelve months ended June 30, 2010, sales per square foot improved to $690 compared to $627 achieved in the same period of 2009.

Our annualized inventory turnover improved to 9.9 times in the second quarter of 2010 from 8.6 times in the second quarter of 2009. Our accounts receivable average days outstanding was 55 days in the second quarter of 2010 compared to 52 days in the second quarter of the previous year. As of June 30, 2010, we had $163,962 in cash, cash equivalents and marketable securities, no short- or long-term debt, and total stockholders’ equity of $307,171. Working capital increased to $141,478 as of June 30, 2010, compared to $118,031 on June 30, 2009.

The following tables set forth certain selected financial information relating to the results of operations for the periods indicated:

Selected Financial Information
Three Months Ended
June 30
($ in thousands)

	2010		2009
CONSOLIDATED:

Net sales	$158,664	100%	$116,472	100%
Cost of sales	89,815	57	66,909	57
Gross profit	68,849	43	49,563	43
Other operating income – net of expenses	5,229	3	7,362	6
Operating expenses	42,025	26	37,553	32
Income from operations	32,053	20	19,372	17
Interest and other income – net	942	1	368	0
Income before income taxes	32,995	21	19,740	17
Net income	19,799	12	12,144	10

By Segment:
WHOLESALE FOOTWEAR SEGMENT:

Net sales	$104,170	100%	$74,204	100%
Cost of sales	64,035	61	45,859	62
Gross profit	40,135	39	28,345	38
Operating expenses	19,693	19	17,542	24
Income from operations	20,442	20	10,803	15

WHOLESALE ACCESSORIES SEGMENT:

Net sales	$25,023	100%	$13,993	100%
Cost of sales	15,148	61	9,859	70
Gross profit	9,875	39	4,134	30
Operating expenses	5,445	22	3,380	24
Income from operations	4,430	18	754	5

RETAIL SEGMENT:

Net sales	$29,471	100%	$28,275	100%
Cost of sales	10,632	36	11,191	40
Gross profit	18,839	64	17,084	60
Operating expenses	16,887	57	16,631	59
Income from operations	1,952	7	453	2
Number of stores	84		92

FIRST COST SEGMENT:

Other commission income – net of expenses	$4,413	100%	$6,389	100%

LICENSING SEGMENT:

Licensing income – net of expenses	$816	100%	$973	100%

Selected Financial Information
Six Months Ended
June 30
($ in thousands)

	2010		2009
CONSOLIDATED:

Net sales	$290,272	100%	$223,901	100%
Cost of sales	161,486	56	130,851	58
Gross profit	128,786	44	93,050	42
Other operating income – net of expenses	11,413	4	10,267	4
Operating expenses	83,287	29	73,641	33
Income from operations	56,912	20	29,676	13
Interest and other income – net	1,726	1	764	1
Income before income taxes	58,638	20	30,440	14
Net income	35,184	12	18,721	8

By Segment:
WHOLESALE FOOTWEAR SEGMENT:

Net sales	$186,925	100%	$139,405	100%
Cost of sales	111,358	60	85,258	61
Gross profit	75,567	40	54,147	39
Operating expenses	38,384	21	32,482	23
Income from operations	37,183	20	21,665	16

WHOLESALE ACCESSORIES SEGMENT:

Net sales	$45,360	100%	$30,077	100%
Cost of sales	27,147	60	20,767	69
Gross profit	18,213	40	9,310	31
Operating expenses	10,728	24	6,510	22
Income from operations	7,485	17	2,800	9

RETAIL SEGMENT:

Net sales	$57,987	100%	$54,419	100%
Cost of sales	22,981	40	24,826	46
Gross profit	35,006	60	29,593	54
Operating expenses	34,175	59	34,649	63
Income (loss) from operations	831	1	(5,056)	(9)
Number of stores	84		92

FIRST COST SEGMENT:

Other commission income – net of expenses	$9,359	100%	$8,457	100%

LICENSING SEGMENT:

Licensing income – net of expenses	$2,054	100%	$1,810	100%

RESULTS OF OPERATIONS
 ($ in thousands)

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Consolidated:

Net sales for the three months ended June 30, 2010 increased by 36.2% to $158,664 from $116,472 for the comparable period of 2009. Our gross margin increased to 43.4% for the second quarter of 2010 from 42.6% in the same period of 2009. Operating expenses increased in the second quarter of this year to $42,025 from $37,553 in the same period last year. As a percentage of sales, operating expenses decreased to 26.5% in the second quarter of 2010 from 32.2% in the same period of last year, reflecting leverage gained from sales increases. Our commission and licensing fee income decreased to $5,229 in the second quarter of 2010 compared to $7,362 in the second quarter of 2009, primarily due to the transition of one of the Company’s mass merchant customers from a “first cost” model to a “wholesale” model that was initiated in the first quarter of 2010. Net income for the second quarter of 2010 increased 62.8% to $19,799 compared to net income for the quarter ended June 3, 2009 of $12,144.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $104,170 or 65.6%, and $74,204 or 63.7% of our total net sales for the second quarter of 2010 and 2009, respectively. All of our Wholesale footwear divisions experienced net sales increases in the second quarter of 2010 over the second quarter of 2009, with double-digit increases in our Madden Girl, Madden Men’s, Steven, Kids, Elizabeth and James and International divisions. Net sales in the Steve Madden Women’s Division increased primarily due to an expansion of our Dillard’s business combined with the strong performance of wedges and dress shoes during the quarter. The net sales growth in Madden Girl is due to deeper market penetration combined with the success of the dress shoe, flat sandal and boot categories. In our Steve Madden Men’s Division, the sales increase is primarily due to our new business with Journey’s combined with the strong performance of the casual shoe category during the quarter. In addition, our new men’s line, Madden, has been met with a favorable response, and has contributed to the net sales growth in the Men’s Division. In our Steven Division, net sales increased in the second quarter of 2010 primarily due to an increase in shipments to the Steven Division’s largest customer Nordstrom, combined with strong sales of wedges during the quarter. Strong selling of flats and boots resulted in a net sales increase in our Kids Division. The Elizabeth and James Division, our new brand that began shipping in the second quarter of 2009, posted another quarter of improved sales primarily to upper tier retailers such as Nordstrom, Saks and Neiman Marcus. Finally, the net sales increase in our International Division was propelled by the Division’s significant growth trend in Eastern Asia and expansion into new countries

Gross profit margin in the Wholesale Footwear segment increased 30 basis points to 38.5% in the second quarter of this year from 38.2% in the same period last year, primarily due to fewer markdowns. In the second quarter of 2010, operating expenses increased to $19,693 from $17,542 in the second quarter last year. As a percentage of sales, operating expenses improved to 18.9% in the current quarter from 23.6% in the same period of last year reflecting our ability to control our fixed costs during a period of double-digit sales growth. As a result of the increases in sales and gross margin net of an increase in operating expenses, income from operations of the Wholesale segment increased 89.2% to $20,442 for the three-month period ended June 30, 2010 compared to $10,803 for the three-month period ended June 30, 2009.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $25,023 or 15.8%, and $13,993 or 12.0% of total Company net sales for the second quarters of 2010 and 2009, respectively. This 78.8% increase in net sales was driven by the sales contributed from our two recent acquisitions, Madden Zone (acquired in July of 2009) and Big Buddha (acquired in February of 2010). In addition, a more than 100% increase in sales of Steve Madden Handbags was partially offset by net sales decreases in Betseyville and Steven handbag product lines.

Gross profit margin in the Wholesale Accessories segment increased to 39.5% in the second quarter of this year from 29.5% in the same period last year, primarily due to the significantly higher gross profit margins achieved by our new Big Buddha Division as well as an improvement in gross profit margins for Steve Madden handbags. In the second quarter of 2010, operating expenses increased to $5,445 compared to $3,380 in the prior year primarily due to the incremental costs related to our two recent acquisitions. As a percentage of sales, operating expenses improved to 21.8% in the current quarter from 24.2% in the same period of last year reflecting leverage gained from sales increases. Income from operations for the Wholesale Accessories segment increased to $4,430 for the quarter ended June 30, 2010, compared to $754 for the quarter ended June 30, 2009.

Retail Segment:

In the second quarter of 2010, net sales from the Retail segment accounted for $29,471 or 18.5% of our total net sales compared to $28,275 or 24.3% in the same period last year. We opened two new stores, closed seven under-performing stores and licensed three stores during the twelve months ended June 30, 2010. As a result, we had 84 retail stores as of June 30, 2010 compared to 92 stores as of June 30, 2009. The 84 stores currently in operation include 79 under the Steve Madden brand, four under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the second quarters of 2010 and 2009) increased 7.4% in the second quarter of this year. The net sales increase was primarily due to a substantial increase in our average selling price as a result of a decrease in promotional sales and the success of wedges and dress shoes during the quarter. In the quarter ended June 30, 2010, gross margin increased 350 basis point to 63.9% from 60.4% in the same period of 2009, primarily due to a decrease in promotional selling. In the second quarter of 2010, operating expenses were $16,887 or 57.3% as a percentage of net sales, and were $16,631 or 58.8% as a percentage of net sales, in the second quarter last year. Income from operations for the Retail segment was $1,952 in the second quarter of this year compared to $453 for the same period in 2009.

First Cost Segment:

The First Cost segment generated net commission income and design fees of $4,413 for the three-month period ended June 30, 2010, compared to $6,389 for the comparable period of 2009. This decrease is primarily due to the transition of one of the Company’s mass merchant customers from a “first cost” model to a “wholesale” model that was initiated in the first quarter of 2010.

Licensing Segment:

During the quarter ended June 30, 2010, net licensing income decreased to $816 from $973 in the same period of last year.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Consolidated:

Net sales increases in all of our business segments resulted in a 29.6% increase in total net sales to $290,272 for the six-month period ended June 30, 2010 from $233,901 for the comparable period of 2009. During the six months ended June 30, 2010, gross margin improved 280 basis points to 44.4% compared to 41.6% in the same period of last year. As a percentage of sales, operating expenses decreased in the first half of this year to 28.7% from 32.9% in the same period last year. Commission and licensing fee income increased to $11,413 in the first six months of 2010 compared to $10,267 in the first six months of 2009. Net income increased 87.9% to $35,184 in the first six months of this year compared to $18,721 in the same period last year.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $186,925 or 64.4% and $139,405 or 62.3% of our total net sales for the first six months of 2010 and 2009, respectively. While all of our Wholesale footwear divisions posted net sales increases during the period ended June 30, 2010, our Madden Girl, Madden Men’s, Steven, Kids and International divisions all achieved significant double-digit increases in the period. In the Steve Madden Women’s Division, net sales increased primarily due to an expansion of our Dillard’s business combined with the strong performance of wedges and dress shoes during the period. The net sales growth in Madden Girl is due to deeper market penetration combined with the success of the dress shoe and flat sandal categories throughout the period combined with strong boot sales in the second quarter and the success of wedges in the first quarter of 2010. In our Steve Madden Men’s Division, the sales increase is primarily due to our new business with Journey’s combined with the strong performance of the casual shoe category during the period in addition to strong dress shoe selling during the first quarter. In addition, our new men’s line, Madden, has been met with a favorable response, and has contributed to the net sales growth in the Men’s Division. In our Steven Division, net sales increased in the second quarter of 2010 primarily due to an increase in shipments to the Steven Division’s largest customer Nordstrom, combined with strong sales of wedges during the second quarter and strong casual boot selling in the first quarter. Strong selling of flats and boots resulted in a net sales increase in our Kids Division. The Elizabeth and James Division, our new brand that began shipping in the second quarter of 2009, continued its growth trend primarily with upper tier retailers such as Nordstrom, Saks and Neiman Marcus. Finally, the net sales increase in our International Division was propelled by the Division’s significant growth trend in Eastern Asia and expansion into new countries.

Gross profit margin increased 160 basis points to 40.4% in the first six months of this year from 38.8% in the same period last year, primarily due to a decrease in off-price sales and markdowns. In the first six months of 2010, operating expenses increased to $38,384 from $32,482 in the same period of 2009. As a percentage of sales, operating expenses improved to 20.5% in the current quarter from 23.3% in the same period of last year reflecting leverage gained from sales increases. Income from operations for the Wholesale Segment increased 71.6% to $37,183 for the six-month period ended June 30, 2010 compared to $21,665 for the same period of 2009.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $45,360 or 15.6% and $30,077 or 13.4% of total Company net sales for the six months ended June 30 of 2010 and 2009, respectively. The 51% growth in net sales in the Accessories segment is due to the sales contributed by our two recent acquisitions, Madden Zone Division (acquired in July of 2009) and Big Buddha (acquired in February of 2010). In addition, significant increases in sales of Steve Madden Handbags and private label belts were partially offset by a net sales decrease in Betseyville brand.

Gross profit margin in the Wholesale Accessories segment increased 920 basis points to 40.2% in the first half of this year from 31.0% in the same period last year, primarily due to the significantly higher gross profit margins achieved by our new Big Buddha Division combined with a change in the mix of products and lower markdown allowances. In the first six months of 2010, operating expenses increased to $10,728 compared to $6,510 in the first six months of 2009, primarily due to the incremental operating expenses associated with our new Madden Zone and Big Buddha divisions. Income from operations for the Wholesale Accessories segment increased to $7,485 for the six months ended June 30, 2010 compared to $2,800 for the same period of 2009.

Retail Segment:

In the first six months of 2010, net sales from the Retail segment accounted for $57,987 or 20.0% of our total net sales compared to $54,419 or 24.3% in the same period last year. We opened two new stores, closed seven under-performing stores and licensed three stores during the twelve months ended June 30, 2010. As a result, we had 84 retail stores as of June 30, 2010 compared to 92 stores as of June 30, 2009. The 84 stores currently in operation include 79 under the Steve Madden brand, four under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the first six months of 2010 and 2009) increased 10.7% in the first six months of this year. The net sales increase was primarily due to a substantial increase in our average selling price as a result of a decrease in promotional sales and the success of wedges and dress shoes during the second quarter and strong boot sales during the first quarter of the year. The gross margin in the Retail segment increased to 60.4% in the six months ended June 30, 2010 from 54.4% in the corresponding six months of 2009 primarily due to the decrease in promotional selling. During the six months ended June 30, 2010, operating expenses decreased to $34,175 or 58.9% as a percentage of net sales, from $34,649 or 63.7% as a percentage of net sales in the same period of last year, primarily due to the eight fewer stores open in the current period. Income from operations for the Retail segment was $831 in the first six months of this year compared to a loss from operations of $5,056 for the same period in 2009.

First Cost Segment:

The First Cost segment generated net commission income and design fees of $9,359 for the six-month period ended June 30, 2010 compared to $8,457 for the comparable period of 2009. The growth in the First Cost Division was driven by an increase in revenues from Target, Kohl’s, JC Penney and K-mart that was partially offset by the transition of one of the Company’s mass merchant customers from a “first cost” model to a “wholesale” model that was initiated in the first quarter of 2010.

Licensing Segment:

During the six months ended June 30, 2010, licensing income increased to $2,054 from $1,810 in the same period of last year.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

On July 10, 2009, we entered into a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate that, at our election, is tied to either the prime rate or LIBOR. The agreement can be terminated by Rosenthal at any time with 60 days’ prior written notice, or by us at any time after the expiration of the first contract year with 60 days’ prior written notice. As of June 30, 2010, we have no borrowings against the credit facility.

As of June 30, 2010, we had working capital of $141,478. We had cash and cash equivalents of $42,807, investments in marketable securities of $121,155 and we did not have any long term debt.

We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2010, net cash provided by operating activities was $20,851. The primary sources of cash were the net income of $35,184 and an increase in accounts payable of $24,816. The primary uses of cash were an increase in accounts receivable of $947, an increase in due from factor of $23,882, an increase in inventory of $13,713 and an increase in prepaid expenses, deposits and other assets of $6,350.

INVESTING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2010, we invested $44,917 in marketable securities and received $10,092 from the maturities and sales of securities. We also paid $11,119 for the acquisition of Big Buddha. Additionally, we made capital expenditures of $1,232, principally for the one new store opened in the current period and leasehold improvements to our showroom and for systems enhancements.

FINANCING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2010, we received $1,913 in cash and realized a tax benefit of $2,512 in connection with the exercise of stock options. We repurchased 141,000 shares of the Company’s common stock at a total cost of $4,559.

CONTRACTUAL OBLIGATIONS
($ in thousands)

Our contractual obligations as of June 30, 2010 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	2015 and after

Operating lease obligations	$114,516	$8,612	$33,748	$28,353	$43,803
Purchase obligations	108,556	108,556	—	—	—
Contingent payment liability	12,000	—	7,500	4,500
Other long-term liabilities (future minimum royalty payments)	6,597	1,323	4,374	900	—

Total	$241,669	$118,491	$45,622	$33,753	$43,803

At June 30, 2010, we had un-negotiated open letters of credit for the purchase of inventory of approximately $4,052.

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

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $1,314 during the remaining six months of 2010, $1,713 in 2011 and $1,211 in 2012. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options. Our Chief Operating Officer is entitled to deferred compensation calculated as a percentage of his base salary.

In connection with our acquisition of Big Buddha during the first fiscal quarter of 2010, we are subject to potential earn-out payments to the seller of Big Buddha based on the annual performance of Big Buddha through March 31, 2013.

Ninety-nine percent (99%) of our products are produced by third-party manufacturing companies overseas, the majority of which are located in China, with a small percentage located in Mexico, Brazil, Italy, Spain and India. We have not entered into any long-term manufacturing or supply contracts with any of these foreign companies. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make almost all of our purchases in U.S. dollars.

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

Valuation of intangible assets. ASC Topic 350, “Intangible – Goodwill and Other”, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This accounting guidance also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”). In accordance with ASC Topic 360, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

As of June 30, 2010, we held marketable securities valued at $121,155, which consist primarily of corporate and U.S. government and federal agency bonds. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

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

Part II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

Certain legal proceedings in which we are involved are discussed in Note L to our Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in Part I Item 3 of that Annual Report. All proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which are not indicated therein as having been dismissed remain outstanding.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of June 30, 2010 with respect to the shares of common stock repurchased by the Company during the second quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/10 – 4/30/10	0	$0	0	$51,649,000
5/01/10 – 5/31/10	50,000	$32.71	50,000	$50,013,648
6/1/10 – 6/30/10	90,966	$32.14	90,966	$47,089,563
Total	140,966	$32.34	140,966	$47,089,563

(1)
The Company’s share repurchase program, which became effective as of January 1, 2004, originally provided for share repurchases in the aggregate amount of $20 million, and has no set expiration or termination date. The Board of Directors has on several occasions increased the amount authorized for repurchase, and on May 25, 2010 increased the amount authorized by an additional $50 million for repurchase of the Company’s outstanding common stock at such price and time as are determined to be in the best interest of the Company. The above table gives effect to the $50 million as if it were in place as of April 1, 2010.

ITEM 6. EXHIBITS

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

DATE: August 9, 2010

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