Form 10-Q
period 2010-09-30
STEVEN MADDEN, LTD.
filed 2010-11-09
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________

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
Yes ☐   No ☒

As of November 5, 2010, the latest practicable date, there were 27,742,346 shares of common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
September 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,	September 30,
	2010	2009	2009
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,045	$69,266	$47,622
Accounts receivable, net of allowances of $2,209, $1,195 and $1,806	12,846	11,071	9,909
Due from factors, net of allowances of $10,934, $12,487 and $9,789	81,815	47,534	67,884
Inventories	44,485	30,453	29,678
Marketable securities – available for sale	20,395	17,971	12,815
Prepaid expenses and other current assets	11,590	6,295	6,896
Deferred taxes	8,827	8,779	7,746

Total current assets	209,003	191,369	182,550

Notes receivable	33,195	—	—
Note receivable – related party	3,791	3,568	3,552
Property and equipment, net	21,054	23,793	24,750
Deferred income taxes	6,309	7,543	6,688
Deposits and other	2,775	1,844	1,992
Marketable securities – available for sale	103,179	67,713	65,254
Goodwill – net	36,613	24,313	24,313
Intangibles – net	14,095	6,716	7,191

Total Assets	$430,014	$326,859	$316,290

LIABILITIES
Current liabilities:
Accounts payable	$37,302	$24,544	$26,682
Accrued expenses	21,525	15,338	16,914
Income taxes payable	5,935	166	8,729
Accrued incentive compensation	11,864	12,314	8,819

Total current liabilities	76,626	52,362	61,144

Contingent payment liability	12,000	—	—
Deferred rent	5,494	5,044	4,974
Other liabilities	1,577	1,666	274

Total Liabilities	95,697	59,072	66,392

Commitments, contingencies and other

STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued
Common stock – $.0001 par value, 60,000 shares authorized, 36,122 35,687 and 35,438 shares issued, 27,719, 27,425 and 27,176 outstanding	4	3	3
Additional paid-in capital	158,945	147,703	143,437
Retained earnings	305,465	247,365	233,809
Other comprehensive income:
Unrealized gain on marketable securities	2,446	700	633
Treasury stock – 8,403, 8,262 and 8,262 shares at cost	(132,543)	(127,984)	(127,984)

Total Stockholders’ Equity	334,317	267,787	249,898

Total Liabilities and Stockholders’ Equity	$430,014	$326,859	$316,290

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$184,118	$140,138	$474,390	$364,039

Cost of sales	106,610	78,462	268,096	209,313

Gross profit	77,508	61,676	206,294	154,726

Commission, royalty and licensing fee income – net	6,587	5,726	18,000	15,993
Operating expenses	(46,707)	(39,088)	(129,994)	(112,729)

Income from operations	37,388	28,314	94,300	57,990
Interest and other income, net	1,201	488	2,927	1,252

Income before provision for income taxes	38,589	28,802	97,227	59,242
Provision for income taxes	15,673	10,971	39,127	22,690

Net income	$22,916	$17,831	$58,100	$36,552

Basic income per share	$0.83	$0.66	$2.11	$1.35

Diluted income per share	$0.81	$0.64	$2.06	$1.34

Basic weighted average common shares outstanding	27,680	27,152	27,593	27,003
Effect of dilutive securities – options/restricted stock	555	522	643	356

Diluted weighted average common shares outstanding	28,235	27,674	28,236	27,359

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income	$58,100	$36,552
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefit from the exercise of options	(2,882)	(187)
Depreciation and amortization	7,364	7,113
Loss on disposal of fixed assets	543	718
Non-cash compensation	5,963	4,332
Provision for bad debts	(539)	294
Accrued interest on note receivable – related party	(223)	(182)
Deferred rent expense	463	169
Realized (gain) loss on marketable securities	(32)	65
Changes in:
Accounts receivable	(2,121)	(4,618)
Due from factor	(32,728)	(33,591)
Inventories	(13,732)	1,919
Prepaid expenses, deposits and other assets	(4,216)	1,086
Accounts payable and other accrued expenses	26,534	23,773
Other liabilities	(102)	(1,019)

Net cash provided by operating activities	42,392	36,424

Cash flows from investing activities:
Purchase of property and equipment	(2,280)	(2,403)
Purchase of marketable securities	(54,341)	(54,699)
Sale/redemption of marketable securities	18,592	12,913
Purchase of notes receivable	(34,186)	—
Acquisitions, net of cash acquired *	(11,119)	(5,776)

Net cash used in investing activities	(83,334)	(49,965)

Cash flows from financing activities:
Repayment of advances from factor	—	(30,168)
Proceeds from options exercised	2,398	1,556
Tax benefit from exercise of options	2,882	187
Purchase of common stock for treasury	(4,559)	—

Net cash provided by (used in) financing activities	721	(28,425)

Net decrease in cash and cash equivalents	(40,221)	(41,966)
Cash and cash equivalents – beginning of period	69,266	89,588

Cash and cash equivalents – end of period	$29,045	$47,622

* The amount for 2009 includes $4,526 which was accrued at December 31, 2008.

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2010
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented.  The results of its operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the operating results for the full year.  It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2009 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 12, 2010.

Note B – Stock Split

On March 24, 2010, the Board of Directors declared a 3-for-2 stock split of the Company’s outstanding shares of common stock, effected in the form of a stock dividend on the Company’s outstanding common stock.  Stockholders of record at the close of business on April 20, 2010 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on that date.  The additional shares were distributed on May 3, 2010.  Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend.  All share and per share data provided herein gives effect to this stock split, applied retroactively.

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
September 30, 2010
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

Note F – Notes Receivable

As of September 30, 2010, Notes Receivable were comprised of the following:

Due from Bakers Footwear Group, Inc.	$4,009
Due from Betsey Johnson LLC	29,186
Total	$33,195

On August 26, 2010, the Company entered into a Debenture and Stock Purchase Agreement with Bakers Footwear Group, Inc. (“Bakers”) pursuant to which the Company paid $5,000 to acquire a subordinated debenture in the principal amount of $5,000 and 1,844,860 unregistered shares of Bakers common stock which trades on the Over-the-Counter Bulletin Board.  The Company allocated $996 of the purchase price to the common stock and $4,004 to the subordinated debenture.  The debenture, which has an interest rate of 11% payable quarterly in cash, is payable in four equal installments of $1,250 due on August 31, 2017, 2018, 2019 and 2020.  The difference between the $4,004 purchase price of the debenture and the $5,000 principal amount of the debenture is considered original issue discount and is being amortized over the life of the debenture.  As of September 30, 2010, the total amount of the discount amortized was $5 bringing the value of the note to $4,009.

On August 27, 2010, the Company purchased from various members of a loan syndicate their respective participations in a term loan in the aggregate outstanding principal amount of $48,750 (the “Loan”) made by the syndicate lenders to Betsey Johnson LLC (“Betsey Johnson”).  The Loan was originally made to Betsey Johnson pursuant to a Loan and Security Agreement dated as of August 20, 2007 (the “Syndicate Loan Agreement”) between Betsey Johnson and the syndicate lenders, which provided Betsey Johnson a term loan of $50,000.  The Syndicate Loan Agreement contemplated repayment of principal in quarterly installments of varying amounts over the course of the loan with a final installment on August 20, 2012 and interest accruing at a rate equal to the greater of 10% or LIBOR plus 5%.  The Loan, which was secured by a first priority security interest on substantially all assets of Betsey Johnson, was in default on the date of purchase.  The aggregate purchase price paid by the Company to the syndicate lenders for their participations in the Loan was $29,186, including transaction costs.  On October 5, 2010, the Company entered into a Restructuring Agreement with Betsey Johnson to effect a restructuring of the Loan.  See Note S for a description of the restructuring of the Loan.  In addition, on October 5, 2010, the Company made a new secured term loan to Betsey Johnson in the principal amount of $3,000 at an interest rate of 8% per annum.  The principal amount and all accrued interest on the term loan will become due on December 31, 2015.  The term loan is secured by a first priority security interest on substantially all of the remaining properties and assets of Betsey Johnson.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2010
($ in thousands except share and per share data)

Note G – Note Receivable – Related Party

On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000, in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company common stock, which he pledged to the Company as collateral to secure the loan.  Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8% which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007.  An amendment to the note dated December 19, 2007 extended the due date to March 31, 2009, and a second amendment dated April 1, 2009 changed the interest rate to 6% and extended the due date of both principal and interest to June 30, 2015.  As of September 30, 2010, $791 of interest has accrued on the note and has been reflected on the Company’s Condensed Consolidated Financial Statements.  Due to the 3-for-2 stock split effected on May 3, 2010 (see Note B above) the number of shares securing the loan increased from 510,000 shares to 765,000 shares.  Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company determined to release from its security interest 555,000 shares of the Company’s common stock, retaining 210,000 shares with a total market value on that date of $6,798, as collateral for the loan.

Note H – Marketable Securities

Marketable securities consist primarily of corporate and U.S. government and federal agency bonds with maturities greater than three months and up to six years at the time of purchase.  These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss).  These securities are classified as current and non-current marketable securities based upon their maturities.  Amortization of premiums and discounts is included in interest income.  For the three- and nine-month periods ended September 30, 2010, the amortization of bond premiums totals $320 and $822, respectively, compared to $396 and $563 for the comparable periods in 2009.  The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.

Note I – Fair Value Measurement

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2010
($ in thousands except share and per share data)

Note I – Fair Value Measurement (continued)

The Company’s financial assets subject to fair value measurements as of September 30, 2010 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:

Cash equivalents	$1,047	$1,047	$—	$—
Current marketable securities – available for sale	20,395	20,395	—	—
Investment in Bakers	996	—	996	—
Note receivable – Bakers	4,009	—	—	4,009
Note receivable – Betsey Johnson	29,186	—	—	29,186
Long-term marketable securities – available for sale	103,179	103,179	—	—
Total assets	$158,812	$124,621	$996	$33,195

Liabilities:
Contingent consideration	$12,000	—	—	$12,000
Total liabilities	$12,000	—	—	$12,000

The Company’s financial assets subject to fair value measurements as of December 31, 2009 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Cash equivalents	$30,962	$30,962	—	—
Current marketable securities – available for sale	17,971	17,971	—	—
Long-term marketable securities – available for sale	67,713	67,713	—	—
Total	$116,646	$116,646	—	—

Pursuant to the Debenture and Stock Purchase Agreement with Bakers (see Note F), the Company received 1,844,860 unregistered shares of Bakers common stock, which trades on the OTC Bulletin Board.  These shares, which are thinly traded, were valued using the quoted price of similar registered shares of Bakers common stock adjusted for the effect of the transfer restriction, considering factors such as the nature and duration of the transfer restriction, the volatility of the stock and the risk free interest rate.  The shares are included in deposits and other assets on the Company’s Condensed Consolidated Balance Sheet.  For the note receivable due from Bakers (see note F), which was purchased at a substantial discount, the carrying value was determined to be the fair value.  The note receivable due from Betsey Johnson (see Note F), which was in default on the date of purchase, was valued using the estimated fair value of the collateral.   On October 5, 2010, the Company entered into a Restructuring Agreement with Betsey Johnson to effect a restructuring of the Loan. See Note S for a description of the restructuring of the Loan.  No gains or losses resulting from the fair value measurement of financial assets were included in the Company’s earnings.  The Company has recorded a liability for contingent consideration as a result of the February 10, 2010 acquisition of Big Buddha, Inc. (see Note S). The contingent consideration may be paid to the seller of Big Buddha based on the financial performance of Big Buddha for each of the twelve-month periods ending on March 31, 2011, 2012 and 2013.  The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2010
($ in thousands except share and per share data)

Note I – Fair Value Measurement (continued)

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

Note J – Fair Value of Financial Instruments

The carrying value of certain financial instruments such as accounts receivable, due from factors and accounts payable approximate their fair values due to their short-term nature of their underlying terms.  The fair values of the financial instruments and investments are determined by reference to market data and other valuation techniques, as appropriate.  Fair value of the note receivable – related party approximates its carrying value based upon its interest rate, which approximates current market interest rates.

Note K – Inventories

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.

Note L – Revenue Recognition

The Company recognizes revenue on wholesale sales when products are shipped pursuant to its standard terms which are freight on board (“FOB”) warehouse or when products are delivered to the consolidators as per the terms of the customers’ purchase order.  Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded.  Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial.  Retail sales are recognized when the payment is received from customers and are recorded net of returns.  The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients.  The Company’s commission revenue includes partial recovery of its design, product and development costs for the services provided to certain suppliers in connection with the Company’s private label business.  Commission revenue and product and development cost recoveries are recognized as earned when title to the product transfers from the manufacturer to the customer and collections are reasonably assured and are reported on a net basis after deducting related operating expenses.

The Company licenses its trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding hosiery, women’s fashion apparel and jewelry.  The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements.  In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission on the purchases of the Company’s products.  Licensing revenue is recognized on the basis of net sales reported by the licensees and international distributors, or the minimum guaranteed royalties, if higher.  In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2010
($ in thousands except share and per share data)

Note M – Taxes Collected From Customers

The Company accounts for certain taxes collected from its customers in accordance with the accounting guidance which permits companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or net basis (excluded from revenues).  Taxes within the scope of the accounting guidance would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes.  The Company has consistently recorded all taxes on a net basis.

Note N – Sales Deductions

The Company supports retailers’ initiatives to maximize the sales of its products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers.  In addition, the Company accepts returns for damaged product which is charged back to the responsible factory.  Such expenses are reflected in the Condensed Consolidated Statement of Income as deductions to sales.  For the three- and nine-month periods ended September 30, 2010, the deduction to sales for these expenses as a total dollar amount and as a percentage of gross sales was $10,331 or 6.3% and $25,515 or 6.2%, respectively, as compared to $6,593 or 5.6% and $20,185 or 6.7% for the comparable periods in 2009.

Note O – Cost of Sales

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

Note P – Income Taxes

The Company’s effective income tax rate for the nine months ended September 30, 2010 and 2009 was 40.2% and 38.3%, respectively.  The increase in the effective income tax rate is substantially attributable to increases in state and local taxes, among other matters, including revisions of allocation formulas by some tax jurisdictions resulting in the Company having higher taxable income in those jurisdictions.

Note Q – Net Income Per Share of Common Stock

Basic income per share is based on the weighted average number of shares of common stock outstanding during the period.  Diluted income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase treasury stock at the average market price during the period, and (b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For both the three- and nine-month periods ended September 30, 2010, options to purchase 177,100 shares of the Company’s common stock have been excluded from the calculation because inclusion of such shares would be anti-dilutive as compared with options to purchase 32,000 and 136,000 shares of the Company’s common stock that have been excluded from the calculation for the three and nine months ended September 30, 2009.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2010
($ in thousands except share and per share data)

Note R – Stock-Based Compensation

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

Common Stock authorized	6,096,000

Stock based awards, including restricted stock and stock options granted, net of expired or cancelled	3,460,000

Common Stock available for grant of stock based awards as of September 30, 2010	2,636,000

Total equity-based compensation for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Restricted stock	$1,110	$1,087	$3,440	$3,268
Stock options	1,177	472	2,523	1,064
Total	$2,287	$1,559	$5,963	$4,332

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during both the three- and nine-month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Proceeds from stock options exercised	$485	$345	$2,398	$1,556
Intrinsic value of stock options exercised	$808	$396	$5,422	$1,557

During the three and nine months ended September 30, 2010, approximately 51,000 and 316,000 options vested with a weighted average exercise price of $22.46 and $15.40, respectively.  During the three and nine months ended September 30, 2009, 21,000 and 120,000 options vested with a weighted average exercise price of $12.10 and $12.18, respectively.  As of September 30, 2010, there were 1,559,000 unvested options with a total of $10,752 of unrecognized compensation cost and a weighted average vesting period of 3.1 years.  As of September 30, 2009, there were 1,241,000 unvested options with a total of $5,376 of unrecognized compensation cost and a weighted average vesting period of 3.4 years.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2010
($ in thousands except share and per share data)

Note R – Stock-Based Compensation (continued)

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

Nine Months Ended September 30,
	2010	2009
Expected volatility	47.2% to 52.4%	49.2% to 52.1%
Risk-free interest rate	1.08% to 2.16%	1.39% to 2.09%
Expected life (in years)	2.8 to 4.4	3.4 to 3.9
Expected dividend yield	None	None
Weighted average fair value	$ 12.68	$ 5.78

Activity relating to stock options granted under the Company’s plans during the nine months ended September 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,615,000	$13.68
Granted	621,000	33.40
Exercised	(231,000)	10.81
Cancelled/Forfeited	(26,000)	22.56

Outstanding at September 30, 2010	1,980,000	$20.09	5.3	$41,512

Exercisable at September 30, 2010	421,000	$13.19	4.1	$11,721

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2010
($ in thousands except share and per share data)

Note R – Stock-Based Compensation (continued)

Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2010 and 2009:

	2010		2009
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1	447,000	$20.97	358,000	$29.53
Granted	118,000	30.50	23,000	22.19
Vested	(191,000)	20.02	(131,000)	29.58
Forfeited	(10,000)	28.49	(1,000)	34.05
Non-vested at September 30	363,000	$22.01	249,000	$28.79

As of September 30, 2010, there was $6,046 of total unrecognized compensation cost related to restricted stock awards granted under the Plan.  This cost is expected to be recognized over a weighted average of 2.4 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

Note S – Acquisitions

Betsey Johnson intellectual property

On October 5, 2010, the Company acquired from Betsey Johnson, among other things, the Betsey Johnson® and Betseyville® trademarks through a series of transactions.   First, on August 27, 2010, the Company purchased from various members of a loan syndicate their respective participations in a term loan in the aggregate outstanding principal amount of $48,750 (the “Loan”) made by the syndicate lenders to Betsey Johnson.  The aggregate purchase price paid by the Company to the syndicate lenders for their participation in the Loan was $29,186, including transaction costs.  The Loan was in default on the date of purchase.  See Notes F and I for additional disclosure on the Loan. Then, on October 5, 2010, the Company entered into a Restructuring Agreement with Betsey Johnson to effect a restructuring of the Loan. Pursuant to the Restructuring Agreement, in consideration of the elimination of the total amounts owed under the Loan, the Company acquired (a) substantially all trademarks, brand names, logos, business names, patents, copyrights and other intellectual property, including the right to receive royalties and other income with respect to the Betsey Johnson® and  related marks and brands,  (b) certain intellectual property licenses and other contracts of Betsey Johnson (c) a lease for an outlet store located in Riverhead, NY, and (d)  a number of Class B Preferred Shares of Betsey Johnson constituting 10% of the issued and outstanding shares of Betsey Johnson. The total purchase price of $29,186, which is currently included in the notes receivable line of the Company’s Condensed Consolidated Balance Sheets, will be allocated to the various acquired assets upon the completion of the Company’s valuation of the fair value of these assets.  Prior to its entry into the Restructuring Agreement with Betsey Johnson, the Company had  licensed from Betsey Johnson the right to use the Betsey Johnson® and Betseyville® trademarks in connection with the sale and marketing of handbags, small leather goods, belts and umbrellas.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2010
($ in thousands except share and per share data)

Note S – Acquisitions (continued)

Big Buddha

On February 10, 2010, the Company acquired all of the outstanding shares of stock of privately held Big Buddha, Inc. (“Big Buddha”) from its sole stockholder (“Seller”).  Founded in 2003, Big Buddha designs and markets fashion-forward handbags to specialty retailers and better department stores.  Management believes that Big Buddha is a strategic fit for the Company.  The acquisition was completed for consideration of $11,119 in cash, net of cash acquired, plus contingent payments pursuant to an earn-out agreement with the Seller.  The earn-out agreement provides for potential payments to the Seller based on the financial performance of Big Buddha handbags for each of the twelve-month periods ending on March 31, 2011, 2012 and 2013.   The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period. As of September 30, 2010, the Company estimates the fair value of the contingent consideration to be $12,000.

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

The Company incurred approximately $430 in acquisition related costs applicable to the Big Buddha transaction during the nine months ended September 30, 2010.  These expenses are included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

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
September 30, 2010
($ in thousands except share and per share data)

Note S – Acquisitions (continued)

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

Note T – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment for the nine months ended September 30, 2010:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount
Balance at January 1, 2010	$1,547	$17,265	$5,501	$24,313
Acquisition of Big Buddha	0	12,300	0	12,300
Balance at September 30, 2010	$1,547	$29,565	$5,501	$36,613

The following table details identifiable intangible assets as of September 30, 2010:

	Estimated Lives	Cost Basis	Accumulated Amortization	Net Carrying Amount
Trade name	6–10 years	$4,300	$432	$3,868
Customer relationships	10 years	11,709	2,871	8,838
License agreements	3–6 years	5,600	4,833	767
Non-compete agreement	5 years	1,380	758	622
Other	3 years	14	14	—
		$23,003	$8,908	$14,095

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2010
($ in thousands except share and per share data)

Note T – Goodwill and Intangible Assets (continued)

The estimated future amortization expense of purchased intangibles as of September 30, 2010 is as follows:

2010 (remaining three months)	$734
2011	2,412
2012	1,673
2013	1,673
2014	1,673
Thereafter	5,930

$14,095

Note U – Comprehensive Income

Comprehensive income for the three- and nine-month periods ended September 30, 2010 includes unrealized gains on marketable securities of $1,090 and $1,746, and was $24,006 and $59,846, respectively.  Comprehensive income for the comparable periods ended September 30, 2009 includes unrealized gains on marketable securities of $730 and $1,029, and was $18,561 and $37,581, respectively.

Note V – Commitments, Contingencies and Other

 Legal proceedings:

(a)
As previously disclosed, on June 24, 2009, The Center For Environmental Health filed a lawsuit, Center for Environmental Health v. Lulu NYC, LLC, Steve Madden, Ltd., Steve Madden Retail, Inc., et al., Case No. RG09459448, in California Superior Court, Alameda County, against the Company and dozens of other California retailers and vendors of leather, vinyl and/or imitation leather handbags, belts and shoes alleging that the retailers and vendors failed to warn that certain of such products may expose California citizens to lead and lead compounds.  The parties have finalized the substance of a consent judgment, the terms of which are not material to the Company’s Condensed Consolidated Financial Statements.

(b)
As previously disclosed, on June 24, 2009, a class action lawsuit, Shahrzad Tahvilian, et al. v. Steve Madden Retail, Inc. and Steve Madden, Ltd., Case No. BC 414217, was filed in the Superior Court of California, Los Angeles County, against the Company and its wholly-owned subsidiary alleging violations of California labor laws including, among other things, failure to provide mandated meal breaks and overtime pay to employees as required.  The parties have agreed to resolve the dispute in private mediation and, on August 31, 2010, entered into a memorandum of understanding which remains subject to court approval.  The memorandum of understanding is not expected to be submitted to the court for approval until early 2011.  Based on the proposed settlement, the Company has increased its reserve for this claim from $1,000 to $2,750.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2010
($ in thousands except share and per share data)

Note V – Commitments, Contingencies and Other (continued)

(c)
As previously disclosed, on August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable.  Subsequently, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit.  In September of 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1,400.  The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3,045, and accordingly, a reserve for this amount was recorded as of December 31, 2009. The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, Office of Regulations and Rulings, under internal advice procedures.  On September 20, 2010, the Company was advised by legal counsel that U.S. Customs had issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and one of its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable.  With respect to the second buying agent, U.S. Customs also ruled that beginning in February of 2002, commissions paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable.  However, U.S. Customs found  that the Company’s pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer’s agent relationship between the Company and the agent and that commissions paid to the second agent under such buying agreements, in fact, were dutiable.  Currently, the Company is reviewing the ruling, its consequences and the Company’s options with its legal counsel.  On the basis of the U.S. Customs ruling, the Company has reevaluated the liability in the case and believes that it is not likely to exceed $1,248 and the reserve has been reduced from $3,045 to such amount as of September 30, 2010.

(d)
The Company has been named as a defendant in certain other lawsuits in the normal course of business.  In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the Company’s financial condition or results of operations.  It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

Note W – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing.  The Wholesale Footwear segment, through sales to department stores, mid-tier retailers and specialty stores worldwide, derives revenue from sales of branded and private label women’s, men’s, girls’ and children’s footwear.  The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods, derives revenue from sales to department, mid-tier and specialty stores worldwide.  The Retail segment, through the operation of Company owned retail stores and the Company’s website, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers.  The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent and as a selling agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear.  In the License segment, the Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacturing, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery and women’s fashion apparel and jewelry.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2010
($ in thousands except share and per share data)

Note W – Operating Segment Information (continued)

As of and three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2010:
Net sales to external customers	$123,251	$29,801	$153,052	$31,066			$184,118
Gross profit	48,362	11,095	59,457	18,051			77,508
Commissions and licensing fees - net	—	—	—	—	$5,617	$970	6,587
Income (loss) from operations	27,503	5,043	32,546	(1,745)	5,617	970	37,388
Segment assets	$302,842	$72,078	374,920	42,964	12,130	—	430,014
Capital expenditures			$337	$711	$—	$—	$1,048

September 30, 2009:
Net sales to external customers	$92,205	$19,752	$111,957	$28,181			$140,138
Gross profit	38,979	7,141	46,120	15,556			61,676
Commissions and licensing fees - net	—	—	—	—	$4,974	$752	5,726
Income (loss) from operations	20,100	3,129	23,229	(641)	4,974	752	28,314
Segment assets	$219,140	$42,139	261,279	46,452	8,559	—	316,290
Capital expenditures			$328	$410	$—	$—	$738

As of and nine months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2010:
Net sales to external customers	$310,176	$75,161	$385,337	$89,053			$474,390
Gross profit	123,929	29,308	153,237	53,057			206,294
Commissions and licensing fees - net	—	—	—	—	$14,976	$3,024	18,000
Income (loss) from operations	65,045	12,169	77,214	(914)	14,976	3,024	94,300
Segment assets	$302,842	$72,078	374,920	42,964	12,130	—	430,014
Capital expenditures			$814	$1,466	$—	$—	$2,280
September 30, 2009:

Net sales to external customers	$231,610	$49,829	$281,439	$82,600			$364,039
Gross profit	93,126	16,451	109,577	45,149			154,726
Commissions and licensing fees - net	—	—	—	—	$13,431	$2,562	15,993
Income (loss) from operations	41,765	5,929	47,694	(5,697)	13,431	2,562	57,990
Segment assets	$219,140	$42,139	261,279	46,452	8,559	—	316,290
Capital expenditures			$753	$1,650	$—	$—	$2,403

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2010
($ in thousands except share and per share data)

Note W – Operating Segment Information (continued)

Revenues by geographic area for the three- and nine-month periods ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Domestic	$172,334	$134,206	$448,993	$347,758
International	11,784	5,932	25,397	16,281
Total	$184,118	$140,138	$474,390	$364,039

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

On March 24, 2010, the Board of Directors declared a 3-for-2 stock split of the Company’s outstanding shares of common stock, effected in the form of a stock dividend on the Company’s outstanding common stock.  Stockholders of record at the close of business on April 20, 2010 received one additional share of Steven Madden Ltd. common stock for every two shares of common stock owned on this date.  The additional shares were distributed on May 3, 2010.  Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend.  All share and per share data provided herein gives effect to this stock split, applied retroactively.

On October 5, 2010, the Company acquired from Betsey Johnson LLC (“Betsey Johnson”), among other things, the Betsey Johnson® and Betseyville® trademarks through a series of transactions. First, on August 27, 2010, we purchased from various members of a loan syndicate their respective participations in a term loan in the aggregate outstanding principal amount of $48,750 (the “Loan”) made by the syndicate lenders to Betsey Johnson.  The Loan was originally made by the syndicate lenders to Betsey Johnson pursuant to a Loan and Security Agreement dated as of August 20, 2007 and provided for a maximum term loan amount of $50,000.  The aggregate purchase price paid by the Company to the syndicate lenders for their participations in the Loan was $29,186 including transaction costs.  The Loan, which was secured by a first priority security interest on substantially all assets of Betsey Johnson, was in default on the date of purchase.  Then, on October 5, 2010, we entered into a Restructuring Agreement with Betsey Johnson.  Pursuant to the Restructuring Agreement, in consideration of the elimination of all amounts owed under the Loan and Security Agreement, we acquired (i) the trademarks and other intellectual property of Betsey Johnson, including Betsey Johnson® and other related brand names, (ii) certain intellectual property licenses and (iii) a 10% equity interest in Betsey Johnson.  Management believes that Betsey Johnson® is an iconic brand that offers meaningful growth opportunity for our business. Prior to its entry into the Restructuring Agreement, Betsey Johnson had licensed to the company the right to use the Betsey Johnson® and Betseyville® trademarks in connection with the sale and marketing of handbags, small leather goods and belts.

Regarding our financial results, we achieved the highest quarterly sales and earnings results in the Company’s history during the third quarter of 2010.  Our consolidated net sales increased 31% to $184,118 in the third quarter of 2010 when compared to consolidated net sales of $140,138 achieved in the same period of last year.  Net income increased 29% in the third quarter of this year to $22,916, compared with $17,831 in the same period last year.  Diluted earnings per share for the third quarter of 2010 increased 27% to $0.81 per share on 28,235,000 diluted weighted average shares outstanding compared to $0.64 per share on 27,674,000 diluted weighted average shares outstanding in the third quarter of last year.

In our Retail Segment, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout the third quarters of 2010 and 2009) increased 15.7%. As of September 30, 2010, we had 82 stores in operation, compared to 88 stores as of September 30, 2009. During the twelve months ended September 30, 2010, sales per square foot was $710 compared to $628 achieved in the same period of 2009.

As of September 30, 2010, our total inventory increased to $44,485 from $29,678 as of September 30, 2009, and our annualized inventory turnover improved to 9.7 in the third quarter of 2010 from 9.5 times in the third quarter of 2009.  Our accounts receivable average days outstanding was 55 days in the third quarter of 2010 compared to 52 days in the third quarter of the previous year.  As of September 30, 2010, we had $152,619 in cash, cash equivalents and marketable securities, no short- or long-term debt, and total stockholders’ equity of $333,591.

The following tables set forth certain selected financial information relating to results of operations for the periods indicated:

Selected Financial Information
Three Months Ended
September 30,
($ in thousands)

	2010		2009
CONSOLIDATED:

Net sales	$184,118	100%	$140,138	100%
Cost of sales	106,610	58	78,462	56
Gross profit	77,508	42	61,676	44
Other operating income – net of expenses	6,587	4	5,726	4
Operating expenses	46,707	25	39,088	28
Income from operations	37,388	20	28,314	20
Interest and other income, net	1,201	1	488	1
Income before income taxes	38,589	21	28,802	21
Net income	22,916	12	17,831	13

By Segment:

WHOLESALE FOOTWEAR SEGMENT:

Net sales	$123,251	100%	$92,205	100%
Cost of sales	74,889	61	53,226	58
Gross profit	48,362	39	38,979	42
Operating expenses	20,859	17	18,879	20
Income from operations	27,503	22	20,100	22

WHOLESALE ACCESSORIES SEGMENT:

Net sales	$29,801	100%	$19,752	100%
Cost of sales	18,706	63	12,611	64
Gross profit	11,095	37	7,141	36
Operating expenses	6,052	20	4,012	20
Income from operations	5,043	17	3,129	16

RETAIL SEGMENT:

Net sales	$31,066	100%	$28,181	100%
Cost of sales	13,015	42	12,625	45
Gross profit	18,051	58	15,556	55
Operating expenses	19,796	64	16,197	57
Loss from operations	(1,745)	(6)	(641)	(2)
Number of stores	82		88

FIRST COST SEGMENT:

Other commission income – net of expenses	$5,617	100%	$4,974	100%

LICENSING SEGMENT:

Licensing income – net of expenses	$970	100%	$752	100%

Selected Financial Information
Nine Months Ended
September 30
($ in thousands)

	2010		2009
CONSOLIDATED:

Net sales	$474,390	100%	$364,039	100%
Cost of sales	268,096	57	209,313	57
Gross profit	206,294	43	154,726	43
Other operating income – net of expenses	18,000	4	15,993	4
Operating expenses	129,994	27	112,729	31
Income from operations	94,300	20	57,990	16
Interest and other income – net	2,927	1	1,252	0
Income before income taxes	97,227	20	59,242	16
Net income	58,100	12	36,552	10

By Segment:

WHOLESALE FOOTWEAR SEGMENT:

Net sales	$310,176	100%	$231,610	100%
Cost of sales	186,247	60	138,484	60
Gross profit	123,929	40	93,126	40
Operating expenses	58,884	19	51,361	22
Income from operations	65,045	21	41,765	18

WHOLESALE ACCESSORIES SEGMENT:

Net sales	$75,161	100%	$49,829	100%
Cost of sales	45,853	61	33,378	67
Gross profit	29,308	39	16,451	33
Operating expenses	17,139	23	10,522	21
Income from operations	12,169	16	5,929	12

RETAIL SEGMENT:

Net sales	$89,053	100%	$82,600	100%
Cost of sales	35,996	40	37,451	45
Gross profit	53,057	60	45,149	55
Operating expenses	53,973	61	50,846	62
Loss from operations	(914)	(1)	(5,697)	(7)
Number of stores	82		88

FIRST COST SEGMENT:

Other commission income – net of expenses	$14,976	100%	$13,431	100%

LICENSING SEGMENT:

Licensing income – net of expenses	$3,024	100%	$2,562	100%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Consolidated:

Total net sales for the three months ended September 30, 2010 increased by 31% to $184,118 from $140,138 for the comparable period of 2009.  Operating expenses increased in the third quarter of this year to $46,707 from $39,088 in the same period last year.  As a percentage of sales, operating expenses decreased to 25.4% in the quarter ended September 30, 2010 compared to 27.9% for the same period of last year.  Commission and licensing fee income increased to $6,587 in the third quarter of 2010 compared to $5,726 in the third quarter of 2009.  In the third quarter of 2010, income from operations increased 32% to $37,388 and net income increased 29% to $22,916 compared to an income from operations of $28,314 and a net income of $17,831 in the same period last year.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $123,251 or 67%, and $92,205 or 66% of our total net sales for the third quarters of 2010 and 2009, respectively.  This 34% increase in net sales was driven by double-digit net sales increases in our Madden Girl, Madden Men’s, International, Kids and Elizabeth and James divisions.  The net sales growth in Madden Girl is primarily due to the overwhelming success of boots and booties during the quarter.  In our Steve Madden Men’s division, the sales increase is primarily due to the strong performance of the casual shoe and dress shoe categories during the quarter.  In addition, our new men’s line, Madden, has realized a better than expected launch, and has contributed to the net sales growth in the Men’s division. The net sales increase in our International division was propelled by the division’s significant growth trend in Eastern Asia combined with net sales increases in Canada and Mexico as well as an expansion into new countries.  Strong boot sales resulted in a net sales increase in our Kids division.  Our Elizabeth and James division also experienced an increase in net sales driven by a deeper market penetration.  In addition, our two new divisions, Material Girl and the expansion of our Big Buddha brand into shoes, both of which began shipping merchandise during the third quarter, contributed to the increase in net sales.  These net sales increases were partially offset by a net sales decrease in the Steve Madden Women’s division.

Gross profit margin in the Wholesale Footwear segment decreased to 39.2% in the third quarter of this year from 42.3% in the same period last year. The decrease was partially due to a change in our product mix, including a growth of our international business, since our international business realizes a significantly lower gross profit margin than our other wholesale divisions.  In addition, the gross profit margin decreased due to an increase in off-price sales related to a couple of product categories that did not perform up to expectation.   In the third quarter of 2010, operating expenses increased to $20,859 from $18,879 in the third quarter last year.  As a percentage of sales, operating expenses improved to 16.9% in the current quarter from 20.5% in the same period of last year primarily due to leverage on higher sales.  Income from operations for the Wholesale Footwear Segment increased 37% to $27,503 for the three-month period ended September 30, 2010 compared to $20,100 for the three-month period ended September 30, 2009.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $29,801 or 16%, and $19,752 or 14% of total Company net sales for the third quarters of 2010 and 2009, respectively.  This 51% increase in net sales was driven by the sales contributed from our new Big Buddha division which we acquired in February of 2010.  A double digit net sales increase in Steve Madden Handbags also contributed to the increase in net sales.  Finally, a net sales increase in our private label Madden Zone business contributed to the net sales increase.

Gross profit margin in the Wholesale Accessories segment increased to 37.2% in the third quarter of this year from 36.2% in the same period last year, primarily due to the significantly higher gross profit margins achieved by our new Big Buddha division.  In the third quarter of 2010, operating expenses increased to $6,052 compared to $4,012 in the prior year primarily due to the incremental costs related to our new Big Buddha division.  Income from operations for the Wholesale Accessories segment increased to $5,043 for the quarter ended September 30, 2010, compared to $3,129 for the quarter ended September 30, 2009.

Retail Segment:

In the third quarter of 2010, net sales from the Retail Segment accounted for $31,066 or 17% of our total net sales compared to $28,181 or 20% in the same period last year.  We opened two new stores and closed eight under-performing stores during the twelve months ended September 30, 2010.  As a result, we had 82 retail stores as of September 30, 2010 compared to 88 stores as of September 30, 2009.  The 82 stores currently in operation include 78 under the Steve Madden brand, three under the Steven brand and one e-commerce website.  Comparable store sales (sales of those stores, including the e-commerce website, that were in operation throughout the third quarters of 2010 and 2009) increased 15.7% in the third quarter of this year.  The net sales increase was primarily due to a decrease in promotional sales and the success of boots during the quarter.  In the quarter ended September 30, 2010, gross margin increased 290 basis point to 58.1% from 55.2% in the same period of 2009, primarily due to a decrease in promotional selling. In the third quarter of 2010, operating expenses increased to $19,796 from $16,197 in the same period of last year.  This increase is due partially to an increase in direct selling expense related to the increase in net sales as well as a charge for the preliminary settlement of a class action lawsuit of $1,750 (See Item 1 of Part II). Excluding the provision for the lawsuit, net income was $5 in the quarter ended September 30, 2010.  Inclusive of the provision for the lawsuit, loss from operations for the Retail Segment was $1,745 in the third quarter of this year compared to a loss from operations of $641 for the same period in 2009.

First Cost Segment:

Income from operations in the First Cost Segment increased to $5,617 for the three-month period ended September 30, 2010, compared to $4,974 for the comparable period of 2009.  This increase in income is due to a significant increase in private label business with several of our retail customers including Kohls, Target and Bakers.  These increases were partially offset by the transition of one of the Company’s mass merchant customers from a “first cost” model to a “wholesale” model that was initiated pursuant to the customer’s request that the Company act as a selling agent (“wholesale” model) rather than a buying agent (“first cost” model)  beginning in the first quarter of 2010.

Licensing Segment:

During the quarter ended September 30, 2010, licensing income increased to $970 from $752 in the same period of last year, primarily due to an increase in sales by several of our licensees.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Consolidated:

Total net sales for the nine-month period ended September 30, 2010 increased by 30% to $474,390 from $364,039 for the comparable period of 2009.  During the nine months ended September 30, 2010, gross margin increased to 43.5% compared to 42.5% in the same period of last year.  Operating expenses increased in the nine months ended September 30, 2010 to $129,994 from $112,729 in the same period last year.  Commission and licensing fee income increased to $18,000 in the first nine months of 2010 compared to $15,993 in the first nine months of 2009.  During the nine months ended September 30, 2010, income from operations increased 63% to $94,300 and net income increased 59% to $58,100 compared to income from operations of $57,990 and a net income of $36,552 in the same period last year.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $310,176 or 65% and $231,610 or 64% of our total net sales for the first nine months of 2010 and 2009, respectively.  Our Madden Men’s, Madden Girl, International, Kids and Steven divisions all achieved significant double-digit increases in the period.  In our Steve Madden Men’s division, the sales increase is primarily due to the strong performance of the dress and casual shoe categories during the period.  In addition, our new men’s line, Madden, has realized a better than expected launch, and has contributed to the net sales growth in the Men’s division.  The net sales growth in Madden Girl is due to the success of the dress shoes throughout the first nine months of 2010 combined with strong boot sales in the second and third quarters of the year.  The net sales increase in our International division was propelled by the division’s significant growth trend in Eastern Asia and expansion into new countries. Strong selling of flats and boots resulted in a net sales increase in our Kids division.  In our Steven division, net sales increased primarily due to strong sales of wedges during the second quarter and strong boot sales in the first and third quarters of the year. The Elizabeth and James division, our new brand that began shipping in the second quarter of 2009, continued its growth trend primarily with upper tier retailers such as Nordstrom, Saks and Neiman Marcus.  In addition, our two new divisions, Material Girl and the expansion of our Big Buddha brand into shoes, both of which began shipping during the third quarter, contributed to the increase in net sales.  These sales increases were partially offset by a decrease in sales in our Steve Madden Women’s division during the period.

Gross profit margin decreased 20 basis points to 40.0% in the first nine months of this year from 40.2% in the same period last year, primarily due to a change in our product mix, including growth of our international business during the third quarter, since our international business realizes a significantly lower gross profit margin than our other wholesale divisions.  In the first nine months of 2010, operating expenses increased to $58,884 from $51,361 in the same period of 2009.  As a percentage of sales, operating expenses improved to 18.9% in the first nine months of 2010 from 22.1% in the same period of last year primarily due to leverage on higher sales.  Income from operations for the Wholesale Footwear Segment increased 56% to $65,045 for the nine-month period ended September 30, 2010 compared to $41,765 for the same period of 2009.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $75,161 or 16% and $49,829 or 14% of total Company net sales for the nine months ended September 30 2010 and 2009, respectively.  The 51% growth in net sales in the Wholesale Accessories Segment is due to the sales contributed by our two recent acquisitions, Madden Zone, acquired in July of 2009, and Big Buddha, acquired in February of 2010.  In addition, significant increases in sales of Steve Madden Handbags and private label belts were partially offset by a net sales decrease in our Betseyville® brand.

Gross profit margin in the Wholesale Accessories Segment increased 600 basis points to 39.0% in the first nine months of this year from 33.0% in the same period last year, primarily due to the significantly higher gross profit margins achieved by our new Big Buddha division combined with a change in the mix of products and lower markdown allowances.  In the first nine months of 2010, operating expenses increased to $17,139 compared to $10,522 in the first nine months of 2009, primarily due to the incremental operating expenses associated with our new Madden Zone and Big Buddha divisions.  Income from operations for the Wholesale Accessories segment more than doubled to $12,169 for the nine months ended September 30, 2010 compared to $5,929 for the same period of 2009.

Retail Segment:

In the first nine months of 2010 net sales from the Retail Segment accounted for $89,053 or 19% of our total net sales compared to $82,600 or 23% in the same period last year.  We opened two new stores and closed eight under-performing stores during the twelve months ended September 30, 2010.  As a result, we had 82 retail stores as of September 30, 2010 compared to 88 stores as of September 30, 2009.  The 82 stores currently in operation include 78 under the Steve Madden brand, three under the Steven brand and one e-commerce website.  Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the first nine months of 2010 and 2009) increased 12.2% in the first nine months of this year.  The net sales increase was primarily due to a substantial increase in our average selling price as a result of a decrease in promotional sales and the success of wedges and dress shoes during the second quarter and strong boot sales during the first and third quarters of the year.  The gross margin in the Retail Segment increased to 59.6% in the nine months ended September 30, 2010 from 54.7% in the first nine months of 2009 primarily due to the decrease in promotional selling.  During the nine months ended September 30, 2010, operating expenses increased to $53,973 from $50,846 in the same period of last year.  This increase is due partially to an increase in direct selling expense related to the increase in net sales as well as a one-time charge for the preliminary settlement of a class action lawsuit of $1,750 (see Item I of Part II for a discussion of the proposed settlement),. As a percentage of sales, operating expenses improve to 60.6% during the first nine months of 2010 compared to 61.6% during the same period of last year.  Excluding the provision for the lawsuit, net income was $836 during the nine months ended September 30, 2010.  Inclusive of the provision for the lawsuit, loss from operations for the Retail Segment was $914 in the first nine months of this year compared to a loss from operations of $5,697 for the same period in 2009.

First Cost Segment:

The First Cost Segment generated income from operations of $14,976 for the nine-month period ended September 30, 2010, compared to $13,431 for the comparable period of 2009.  This increase in income is due to a significant increase in private label business with several of our retail customers, including Kohls, Target and Bakers.  These increases were partially offset by the transition of one of the Company’s mass merchant customers from a “first cost” model to a “wholesale” model that was initiated in the first quarter of 2010.

Licensing Segment:

During the nine months ended September 30, 2010, licensing income increased to $3,024 from $2,562 in the same period of last year, primarily due to an increase in sales by several of our licensees.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

On July 10, 2009, we entered into a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009.  The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate that, at our election, is tied to either the prime rate or LIBOR.  The agreement can be terminated by Rosenthal at any time with 60 days’ prior written notice, or by us at any time after the expiration of the first contract year with 60 days’ prior written notice.  As of September 30, 2010, we have no borrowings against the credit facility.

On September 30, 2010, we had working capital of $132,377.  We had cash and cash equivalents of $29,045, investments in marketable securities of $123,574 and we did not have any long term debt.

Management believes that based upon our current financial position and available cash and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2010, net cash provided by operating activities was $42,392.  The primary source of cash was the net income for the nine months ended September 30, 2010.  An additional source of cash was provided by the increase of accounts payable and other accrued expenses of $26,534.  The primary uses of cash were an increase in due from factor of $32,728, an increase in prepaid expenses, deposits and other assets of $4,216, an increase in inventory of $13,732 and an increase in accounts receivable of $2,121.

INVESTING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2010, we invested $54,341 in marketable securities and received $18,592 from the maturities and sales of securities.  We paid $33,190 to acquire notes receivable from Bakers and Betsey Johnson.  Subsequent to the end of the quarter, the note receivable from Betsy Johnson was eliminated in connection with a debt restructuring and asset purchase transaction which is described in Notes F and S to the Condensed Consolidated Financial Statements contained in this Quarterly Report. We also paid $11,119 for the acquisition of Big Buddha in February of 2010 and we made capital expenditures of $2,280, principally for the one new store opened in the current period, the remodeling of existing stores and leasehold improvements to our showroom and for systems enhancements.

FINANCING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2010, we received $2,398 in cash and realized a tax benefit of $2,882 in connection with the exercise of stock options.  We repurchased 141,000 shares of the Company’s common stock at a total cost of $4,559.

CONTRACTUAL OBLIGATIONS
($ in thousands)

Our contractual obligations as of September 30, 2010 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	2015 and after
Operating lease obligations	$109,739	$4,347	$33,608	$28,130	$43,654
Purchase obligations	82,082	82,082	—	—	—
Contingent payment liability	12,000	—	7,500	4,500
Other long-term liabilities (future minimum royalty payments)	2,493	339	1,991	163	—
Total	$206,314	$86,768	$43,099	$32,793	$43,654

At September 30, 2010, we had open letters of credit for the future purchase of inventory of approximately $3,585.

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

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $657 during the remaining three months of 2010, $1,713 in 2011 and $1,211 in 2012.  In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.  Our Chief Operating Officer is entitled to deferred compensation calculated as a percentage of his base salary.

In connection with our acquisition of Big Buddha during the first fiscal quarter of 2010, we are subject to potential earn-out payments to the seller of Big Buddha, (currently operating the division as a division president) based on the annual performance of Big Buddha through March 31, 2013 (see note S of the Condensed Consolidated Financial Statements).

Ninety-nine percent (99%) of our products are produced overseas by unrelated foreign manufacturing companies, the majority of which are located in China, with a small percentage located in Brazil, Italy, India, Spain and Mexico.  We have not entered into any long-term manufacturing or supply contracts with any of these foreign companies.  We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products.  We currently make approximately 99% of our purchases in U.S. dollars.

INFLATION

We do not believe that the price inflation experienced over the last few years in the United States has had a significant effect on the Company’s sales or profitability.  Historically, we have minimalized the impact of product cost increases by improving operating efficiencies, changing suppliers and increasing prices.  However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.  We are currently seeing increases in our cost of goods from southern China averaging approximately 5 - 8%. We are working to mitigate this pressure by shifting some production to northern of China, where costs remain lower, and to a lesser extent, to other countries such as Mexico. We are also raising prices on select items with fresh materials or styling and, to date, have not seen resistance to these price increases. Putting this all together, the net impact of all these changes on gross margin was negligible in the third quarter of 2010, and we expect that to be the case in the near term as well.

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

Inventory valuation.  Inventories are stated at lower of cost or market, on a first-in, first-out basis.  We review inventory on a regular basis for excess and slow moving inventory.  The review is based on an analysis of inventory on hand, prior sales, and expected net realizable value through future sales.  The analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future as well as subsequent sales.  We consider quantities on hand in excess of estimated future sales to be at risk for market impairment.  The net realizable value, or market value, is determined based on the estimate of sales prices of such inventory through off-price or discount store channels.  The likelihood of any material inventory write-down is dependent primarily on the expectation of future consumer demand for our product.  A misinterpretation or misunderstanding of future consumer demand for our product, the economy, or other failure to estimate correctly, in addition to abnormal weather patterns, could result in inventory valuation changes, compared to the valuation determined to be appropriate as of the balance sheet date.

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

As of September 30, 2010, we held marketable securities valued at $123,574, which consist primarily of corporate and U.S. government and federal agency bonds.  These investments are subject to interest rate risk and will decrease in value if market interest rates increase.  We have the ability to hold these investments until maturity.  In addition, any decline in interest rates would be expected to reduce our interest income.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
($ in thousands)

Certain legal proceedings in which we are involved are discussed in Note L to the Consolidated Financial Statements and included in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part I, Item 3 of that Annual Report as well as in Note V included in the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report.  The following discussion is limited to recent developments concerning certain of our legal proceedings and should be read in conjunction with our earlier SEC reports.  Unless otherwise indicated, all proceedings discussed in those earlier reports, which are not indicated therein as having been dismissed remain outstanding.

As previously disclosed, on June 24, 2009, a class action lawsuit, Shahrzad Tahvilian, et al. v. Steve Madden Retail, Inc. and Steve Madden, Ltd., Case No. BC 414217, was filed in the Superior Court of California, Los Angeles County, against the Company and its wholly-owned subsidiary alleging violations of California labor laws including, among other things, failure to provide mandated meal breaks and overtime pay to employees as required.  The parties have agreed to resolve the dispute in private mediation and, on August 31, 2010, entered into a memorandum of understanding which remains subject to court approval.  The memorandum of understanding is not expected to be submitted to the court for approval until early 2011.  Based on the memorandum of understanding, the Company has increased its reserve for this claim from $1,000 to $2,750.

As previously disclosed, on August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable.  Subsequently, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit.  In September of 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1,400.  The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3,045, and accordingly, a reserve for this amount was recorded as of December 31, 2009. The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, Office of Regulations and Rulings, under internal advice procedures.  On September 20, 2010, the Company was advised by legal counsel that U.S. Customs had issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and one of its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable.  With respect to the second buying agent, U.S. Customs also ruled that beginning in February of 2002, commission paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable.  However, U.S. Customs found  that the Company’s pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer’s agent relationship between the Company and the agent and that commissions paid to the second agent under such buying agreements, in fact, were dutiable.  Currently, the Company is reviewing the ruling, its consequences and the Company’s options with its legal counsel.  On the basis of the U.S. Customs ruling, the Company has reevaluated the liability in the case and believes that it is not likely to exceed $1,248 and the reserve has been reduced from $3,045 to such amount as of September 30, 2010.

We have been named as a defendant in certain other lawsuits in the normal course of business.  In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the our financial condition or results of operations.  It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

ITEM 6.  EXHIBITS

2.1	Stock Purchase Agreement dated February 10, 2010 between Jeremy Bassan and the Company*1

2.2
Restructuring Agreement dated October 5, 2010 among Steven Madden, Ltd., BJ Acquisition LLC, BJ Agent LLC, Betsey Johnson LLC, Betsey Johnson (UK) Limited, Betsey Johnson Canada Ltd., BJ Vines, Inc., Betsey Johnson, Chantal Bacon, Castanea Family Investments, LLC, Castanea Family Holdings, LLC and Castanea Partners Fund III, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010)

10.1	Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company*2

10.2	Purchase and Sale Agreement for Distressed Trades dated August 26, 2010 between BJ Acquisition LLC and Paradox Lending LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

1.
Agreement originally filed as Exhibit 10.1 to the Company’s current Report on Form 8-K dated February 10, 2010, and filed with the SEC on February 11, 2010, is refiled herewith to include all exhibits thereto.

2.
Agreement originally filed as Exhibits 10.1 through 10.6 to the Company’s current Report on Form 8-K dated July 10, 2009, and filed with the SEC on July 16, 2009, is refiled herewith to include all exhibits thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 9, 2010

STEVEN MADDEN, LTD.

By:	/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

By:	/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1	Stock Purchase Agreement dated February 10, 2010 between Jeremy Bassan and the Company*1

2.2
Restructuring Agreement dated October 5, 2010 among Steven Madden, Ltd., BJ Acquisition LLC, BJ Agent LLC, Betsey Johnson LLC, Betsey Johnson (UK) Limited, Betsey Johnson Canada Ltd., BJ Vines, Inc., Betsey Johnson, Chantal Bacon, Castanea Family Investments, LLC, Castanea Family Holdings, LLC and Castanea Partners Fund III, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010)

10.1	Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company*2

10.2	Purchase and Sale Agreement for Distressed Trades dated August 26, 2010 between BJ Acquisition LLC and Paradox Lending LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

1.
Agreement originally filed as Exhibit 10.1 to the Company’s current Report on Form 8-K dated February 10, 2010, and filed with the SEC on February 11, 2010, is refiled herewith to include all exhibits thereto.

2.
Agreement originally filed as Exhibits 10.1 through 10.6 to the Company’s current Report on Form 8-K dated July 10, 2009, and filed with the SEC on July 16, 2009, is refiled herewith to include all exhibits thereto.