Form 10-K
period 2010-12-31
STEVEN MADDEN, LTD.
filed 2011-02-28
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes ☒  No ☐

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

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $786,065,000 (based on the closing sale price of the registrant’s common stock on that date as reported on The NASDAQ Global Select Market).

The number of outstanding shares of the registrant’s common stock as of February 24, 2011 was 28,018,046 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT’S 2011 ANNUAL MEETING OF STOCKHOLDERS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” (as that term is defined in the federal securities laws), which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with regard to future revenue, projected 2011 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives and other future events. More generally, forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K.

Any such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based and could cause our actual results to differ materially from those projected in forward-looking statements. As such, we strongly caution you that these forward-looking statements are not guarantees of future performance or events. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

PART I

ITEM 1	BUSINESS

Overview

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”) design, source, market and sell fashion-forward footwear for women, men and children. In addition, we design, source, market and sell name brand and private label fashion handbags and accessories. We distribute products through our retail stores, our e-commerce website, department stores, specialty stores, luxury retailers, national chains and mass merchants throughout the United States and through special distribution arrangements in Asia, Canada, Europe, the Middle East, Mexico, Australia, Central and South America and India. Our product line consists of a broad range of updated styles designed to establish or capitalize on market trends, complemented by core products. We have established a reputation for design creativity and offering popular styles and quality products at affordable price points.

Fiscal year 2010 was a record year for the Company. Our consolidated net sales for 2010 increased to a record $635.4 million from $503.6 million achieved in 2009. Our gross margin increased in fiscal year 2010 to 43.4%, 50 basis points greater than the 42.9% achieved in 2009. Net income increased 51% in 2010 to a record $75.7 million from $50.1 million in 2009. Diluted earnings per share for the year ended December 31, 2010 increased 47% to a record $2.68 per share on 28,295,000 diluted weighted average shares outstanding compared to $1.82 per share on 27,485,000 diluted weighted average shares outstanding in 2009. Net cash provided by operating activities increased to a record $86.9 million in 2010 compared to $64.3 million in 2009.

On January 7, 2010, the Company expanded its licensing activities by entering into an agreement to license the Steve Madden® and Steven by Steve Madden® trademarks for the design, manufacture and worldwide distribution of women’s fashion jewelry. The new women’s fashion jewelry line, which initially shipped in the third quarter 2010, joins our existing licenses for women’s fashion apparel, cold weather accessories, sunglasses, eyewear, outerwear, bedding and hosiery offerings. Our goal is to evolve Steve Madden® into a global lifestyle brand and expand the Company’s presence beyond footwear and accessories. We believe this new jewelry line marks a very logical extension of the Company’s brands.

In fiscal 2010, we also expanded our brand portfolio through two transactions. On February 10, 2010, we acquired all of the outstanding shares of stock of privately held Big Buddha, Inc. (“Big Buddha”) from its sole stockholder (“Seller”). Founded in 2003, Big Buddha designs and markets fashion-forward handbags to specialty retailers and better department stores. We believe that Big Buddha is a strategic fit for our Company. The acquisition was completed for consideration of $11.1 million in cash, net of cash acquired, plus contingent payments pursuant to an earn-out agreement with the Seller, who continues to manage the business as an employee of the Company. See Note B to our Consolidated Financial Statements for additional information relating to the Big Buddha acquisition.

On October 5, 2010, pursuant to a Restructuring Agreement between the Company and Betsey Johnson LLC (“Betsey Johnson”), the Company acquired all right, title and interest in substantially all of the intellectual property of Betsey Johnson, including, among other things, the Betsey Johnson® and Betseyville® trademarks, and certain intellectual property licenses and other contracts, including the right to receive royalties and other income with respect thereto (the “Betsey Johnson Assets”). Management believes that Betsey Johnson® is a well recognized brand that offers meaningful growth opportunity for our business. Prior to its entry into the Restructuring Agreement, Betsey Johnson had licensed to the Company the right to use the Betsey Johnson® and Betseyville® trademarks in connection with the sale and marketing of handbags, small leather goods, belts and umbrellas. The acquisition of the Betsey Johnson Assets was the culmination of a series of transactions that began in August 2010. First, in August 2010, the Company purchased from various members of a loan syndicate their respective participations in a term loan to Betsey Johnson in the aggregate outstanding principal amount of $48.750 million (the “Loan”) made by the syndicate lenders to Betsey Johnson. The Company paid the syndicate lenders an aggregate purchase price of $29.217 million, including transaction costs, for their participations in the Loan. The Loan was secured by a first priority security interest in substantially all of the assets of Betsey Johnson and was in default on the date of purchase. On October 5, 2010, the Company entered into the Restructuring Agreement with Betsey Johnson, pursuant to which, in consideration of the elimination of all amounts owed with respect to the Loan, the Company acquired the Betsey Johnson Assets. The Company made a new secured term loan to Betsey Johnson on October 5, 2010 in the principal amount of $3 million, which accrues interest at the rate of 8% per annum and becomes due on December 31, 2015. The new term loan is secured by a first priority security interest in substantially all of the remaining properties and assets of Betsey Johnson. See Notes B and F to our Consolidated Financial Statements for additional information relating to the Loan, the new term loan to Betsey Johnson, and the acquisition of the Betsey Johnson Assets.

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

Product Distribution Segments

Our business is comprised of five distinct segments (Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing). See Note O to our Consolidated Financial Statements for additional information relating to our five operating segments.

Our Wholesale Footwear segment is comprised of the following brands: Steve Madden Women’s, Madden Girl, Steve Madden Men’s, Steven, l.e.i. (under license), Elizabeth and James (under license), Stevies, Big Buddha Shoes, Madden and includes our International business. Our Wholesale Accessories segment includes Big Buddha, Betseyville, Betsey Johnson, Steve Madden, Steven by Steve Madden and, through license agreements, Daisy Fuentes® and Olsenboye® accessories brands. Steven Madden Retail, Inc., our wholly owned retail subsidiary, operates Steve Madden and Steven retail stores as well as our e-commerce website. There are also three stores licensed to a third party. The First Cost segment represents activities of a subsidiary that earns commissions for serving as a buying agent for footwear products under private labels and licensed brands (such as Candie’s® and Olsenboye®) for many of the country’s large mass-market merchandisers, shoe chains and other off-price retailers. In the Licensing segment, the Company licenses its Steve Madden® and Steven by Steve Madden® marks for use in connection with the manufacture, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery, women’s fashion apparel and jewelry. We license our Big Buddha brand for use in connection with the manufacture, marketing and sale of sunglasses and cold weather accessories. In addition, we license our recently acquired Betsey Johnson® and Betseyville® marks for use in connection with the manufacture, marketing and sale of apparel, jewelry, lingerie, swimwear, eyewear, watches and outerwear.

Wholesale Footwear Segment

Steve Madden Women’s. We design, source and market our Steve Madden brand to major department stores, mid-tier department stores, better specialty stores and independently owned boutiques throughout the United States. The Steve Madden brand has become a leading life-style brand in the fashion conscious marketplace. To serve our customers (primarily women ages 16 to 35), Steve Madden Women’s creates and markets fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at affordable prices. New products for Steve Madden Women’s are test marketed at Company-owned retail stores. Typically, within a few days, we can determine if the test product appeals to our customers. This enables us to use our flexible sourcing model to rapidly respond to changing trends and customer preferences, which we believe is essential for success in the fashion industry.

Madden Girl. We design, source and market a full collection of directional young women’s shoes under the Madden Girl brand. Madden Girl is geared for young women ages 13 to 20, and is an “opening price point” brand currently sold at major department stores, mid-tier retailers and specialty stores.

Steve Madden Men’s. We design, source and market a full collection of directional men’s shoes and fashion forward athletic shoes under the Steve Madden Men’s brand to major department stores, mid-tier department stores, better specialty stores and independent shoe stores throughout the United States as well as in our retail stores. Price points for Steve Madden Men’s products range from $70 to $100 at retail, targeted at men ages 20 to 40 years old. Steve Madden Men’s maintains open stock inventory positions in select patterns to serve the replenishment programs of its wholesale customers.

Steven. We design, source and market women’s fashion footwear under the Steven® trademark through major department and better footwear specialty stores throughout the United States as well as in our retail stores. Priced a tier above the Steve Madden brand, Steven products are designed to appeal principally to fashion conscious women, ages 25 to 45, who shop at department stores and footwear boutiques.

l.e.i. On July 1, 2008, we entered into a license agreement with Jones Investment Co. Inc., under which we have the right to use the l.e.i. trademark in connection with the sale and marketing of footwear exclusively to Wal-Mart.

Elizabeth and James. On September 10, 2008, we entered into a license agreement with Dualstar Entertainment Group, LLC, under which we have the right to use the Elizabeth and James® trademark in connection with the sale and marketing of footwear. The Elizabeth and James brand, which was created by Mary-Kate and Ashley Olsen, is distributed through luxury retailers to women ages 25 to 36 years with average retail price points from $200 to $350 for shoes and from $350 to $500 for boots.

Stevies and Steve Madden Kids. Our Stevies and Steve Madden Kids brands are designed, sourced and marketed for young girls, ages six to twelve, via department stores, specialty stores and independent boutiques throughout the United States.

Big Buddha Shoes. On February 10, 2010, we acquired all of the outstanding shares of stock of privately held Big Buddha from its sole stockholder. Our new Big Buddha Shoe brand, which began shipping in the third quarter of 2010, is currently sold at department stores and specialty stores.

Madden. Our new Madden brand, which began shipping in the first quarter of 2010, includes a full collection of men’s shoes. Madden is an “opening price point” brand that is currently sold at major department stores, mid-tier retailers and specialty stores.

International Division. Prior to 2009, our international business (the “International Division”) operated under the “first cost” model and, thus, the revenues derived from our international business were included in Commissions and Licensing Fees in the Consolidated Statements of Income of our Financial Statements. In order to improve operating efficiencies, and to give our international partners better visibility in the process, as of January 2009, we have changed the operating model for our International Division to the “wholesale” model. Our International Division ships products to Asia, Canada, Europe, the Middle East, Mexico, Australia, Central and South America and India.

Wholesale Accessories Segment

Our Wholesale Accessories segment designs, sources and markets name brand (including Daisy Fuentes® and Olsenboye® each under license and our Steve Madden®, Steven by Steve Madden®, Betsey Johnson®, Bettseyville® and Big Buddha®, brands) and private label fashion handbags and accessories to major department stores, mid-tier department stores, value price retailers and independent stores throughout the United States.

Retail Segment

As of December 31, 2010, the Company, through our wholly owned subsidiary Steven Madden Retail, Inc., owned and operated 84 retail stores including 79 stores under the Steve Madden name, three under the Steven name, one outlet store and our e-commerce website (at www.stevemadden.com). In 2010, we opened three new stores, closed eight under-performing stores and remodeled five existing stores. Steve Madden stores are located in major shopping malls and in urban street locations across the United States, primarily in New York, California and Florida. In 2010, our retail stores generated annual sales in excess of $742 per square foot compared to $640 per square foot generated in 2009. Comparative store sales (sales of those stores, including the e-commerce website, that were open for all of 2010 and 2009) increased 12.7% in fiscal year 2010 compared to fiscal year 2009.

We believe that the Retail segment will continue to enhance overall sales and profitability while increasing recognition for the Steve Madden brand. Additionally, our retail stores enable us to evaluate the appeal of new products and designs to our customers and respond accordingly, which, in turn, strengthens the product development efforts of the Steve Madden Wholesale segments. We expect to open between six and nine new retail stores and close between three and five under-performing stores during 2011.

First Cost Segment

The First Cost segment represents activities of a wholly-owned subsidiary of the Company that earns commissions for serving as a buying agent for footwear products under private labels and licensed brands (such as Candie’s® and Olsenboye®) for many of the country’s large mass-market merchandisers, shoe chains and other mid-tier retailers. As a buying agent, we utilize our expertise and our relationships with shoe manufacturers to facilitate the production of private label shoes to our customers’ specifications. We believe that by operating in the private label, mass merchandising market, we are able to maximize additional non-branded sales opportunities. This leverages our overall sourcing and design capabilities. Currently, our First Cost segment serves as a buying agent for the procurement of women’s, men’s and children’s footwear for large retailers, including Kohl’s, J.C. Penney and Sears. The First Cost segment receives buying agent’s commissions from its customers. In addition, we have leveraged the strength of our Steve Madden brands and product designs resulting in a partial recovery of our design, product and development costs from our suppliers.

Licensing Segment

We license our Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery, women’s fashion apparel and jewelry. We license our Big Buddha® brand for use in connection with the manufacture, marketing and sale of sunglasses and cold weather accessories. In addition, we license the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, lingerie, swimwear, eyewear, watches and outerwear. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.

See Note O to our Consolidated Financial Statements for additional information relating to our five operating segments.

Product Design and Development

We have established a reputation for our creative designs, marketing and trendy products at affordable price points. We believe that our future success will substantially depend on our ability to continue to anticipate and react to changing consumer demands in a timely manner. To meet this objective, we have developed what we believe is an unparalleled design process that allows us to recognize and respond quickly to changing consumer demands. Our design team strives to create designs which it believes fit our image, reflect current or future trends and can be manufactured in a timely and cost-effective manner. Once the initial design is complete, a prototype is developed, usually in our Long Island City facility, which is evaluated and refined prior to the commencement of initial production. Most new products are then tested in selected Steve Madden retail stores. Based on these tests, among other things, management selects the products that are then offered for wholesale and retail distribution nationwide. We believe that our design and testing process and flexible sourcing models provide us with a significant competitive advantage allowing us to mitigate the risk of incurring costs associated with the production and distribution of less desirable designs.

Product Sourcing and Distribution

We source each of our product lines separately based on the individual design, style and quality specifications of the products in such product lines. We do not own or operate manufacturing facilities; rather, we source our products through agents and our own sourcing office with independently owned manufacturers in China, Mexico, Brazil, India, The Netherlands, Korea and Italy. We have established relationships with a number of manufacturers and agents in each of these countries. Although we have not entered into any long-term manufacturing or supply contracts, we believe that a sufficient number of alternative sources exist for the manufacture of our products. We continually monitor the availability of the principal materials used in our footwear, which are available from a number of sources in various parts of the world. We track inventory flow on a regular basis, monitor sell-through data and incorporate input on product demand from wholesale customers. We use retailers’ feedback to adjust the production or manufacture of new products on a timely basis, which helps reduce the close out of slow-moving products.

We distribute our products from three third-party distribution warehouse centers, two located in California and one located in New Jersey. By utilizing distribution facilities specializing in distribution fulfillment to effect distribution to certain wholesale accounts, Steve Madden retail stores and Internet customers, we believe that our customers are served more promptly and efficiently.

Customers

Our wholesale customers consist principally of better department stores, mid-tier department stores, specialty stores, including independent boutiques, and catalog retailers. These customers, which include DSW, Macy’s, Nordstrom, Dillard’s, Famous Footwear and Lord & Taylor, generate approximately 73% of our wholesale revenue. For the year ended December 31, 2010, DSW accounted for approximately 12% of our wholesale net sales and 10% of our total net sales.

Distribution Channels

United States

We sell our products principally through department stores, specialty stores, luxury retailers, national chains and mass merchants and through our Company-owned retail stores. For the year ended December 31, 2010, our Retail segment and our two Wholesale segments generated net sales of approximately $134.3 million and $466.3 million, or 22% and 78% of our total domestic net sales, respectively. Each of these distribution channels is described below.

Steve Madden and Steven Retail Stores. As of December 31, 2010, we operated 79 company-owned retail stores under the Steve Madden name, three under the Steven name, one outlet store and our e-commerce website (at www.stevemadden.com). We believe that our retail stores will continue to enhance overall sales, profitability, and our ability to react to changing consumer trends. Our stores are also a marketing tool that allows us to strengthen brand recognition and to showcase selected items from our full line of branded and licensed products. Furthermore, our retail stores provide us with venues through which to test and introduce new products, designs and merchandising strategies. Specifically, we often test new designs at our Steve Madden retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, we have been able to leverage sales information gathered at Steve Madden retail stores to assist our wholesale customers in order placement and inventory management.

A typical Steve Madden store is approximately 1,400 to 1,600 square feet and is located in a mall or street location that we expect will attract the highest concentration of our core demographic, style-conscious customer base. The Steven stores, which are generally the same size as our Steve Madden stores, have a more sophisticated design and format styled to appeal to a more mature target audience. In addition to carefully analyzing mall demographics and locations, we set profitability guidelines for each potential store site. Specifically, we target well trafficked sites at which the demographics fit our consumer profile and seek new locations where the projected fixed annual rent expense stays within our guidelines. By setting these guidelines, we seek to identify stores that will contribute to our overall profitability both in the near and longer terms.

Department Stores. We currently sell to over 2,600 doors of 15 department stores throughout the United States. Our major accounts include Macy’s, Nordstrom, Dillard’s and Lord & Taylor.

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

Internet Sales. We operate an Internet website, www.stevemadden.com, where customers can purchase numerous styles of our Steve Madden Women’s, Steven and Madden Men’s as well as selected styles of Madden Girl, footwear and accessory products.

International

Our products are available in many countries and territories worldwide via several retail selling and distribution agreements. Under the terms of the various agreements, the distributors and retailers are generally required to open a minimum number of stores each year and to pay us a fee for each pair of footwear purchased and an additional sales royalty as a percentage of sales or a predetermined amount per unit of sale. Distributors are required to purchase a specified minimum number of products within specified periods. The agreements we have in place expire at various times through December 31, 2031 and include automatic renewals at the distributors’ option if certain conditions are met. These agreements are exclusive in their specific territories, which include Asia, Canada, Europe, the Middle East, Mexico, Australia, Central and South America and India.

Competition

The fashion industry is highly competitive. We compete with specialty shoe and accessory companies as well as companies with diversified footwear product lines, such as Nine West, Skechers, Kenneth Cole, Nike, Guess and Jessica Simpson. Our competitors may have greater financial and other resources than we do. We believe effective advertising and marketing, fashionable styling, high quality, value and fast manufacturing turnaround are the most important competitive factors and intend to continue to employ these elements as we develop our products. However, we cannot be certain that we will be able to compete successfully against our current and future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Marketing and Sales

We have focused on creating an integrated brand building program to establish Steve Madden as a leading designer of fashion footwear for style-conscious young women and men. Principal marketing activities include product placements in lifestyle and fashion magazines, personal appearances by our founder and Creative and Design Chief, Steve Madden, and in-store promotions. We continue to promote our e-commerce website (www.stevemadden.com) where customers can purchase products under the brands Steve Madden, Steven, Steve Madden Men’s and selected styles of Madden Girl footwear, as well as view exclusive content, participate in contests and “live chat” with customer service representatives.

Management Information Systems (MIS) Operations

Sophisticated information systems are essential to our ability to maintain our competitive position and to support continued growth. We operate on a dual AS/400 system which provides system support for all aspects of our business, including manufacturing purchase orders, customer purchase orders, order allocations, invoicing, accounts receivable management, quick response replenishment, point-of-sale support and financial and management reporting functions. We have a PKMS bar coded warehousing system that is integrated with the wholesale system in order to provide accurate inventory positions and quick response size replenishment for our customers. In addition, we have installed an electronic data interchange (“EDI”) system which provides a computer link between us and certain wholesale customers that enables both the customer and us to monitor purchases, shipments and invoicing. The EDI system also improves our ability to respond to customer inventory requirements on a weekly basis.

Intellectual Property

Trademarks

We own numerous trademarks, including, among others:

•	Steve Madden®

•	Madden Girl®

•	Steven®

•	Steven by Steve Madden®

•	Stevies®

•	Big Buddha®

•	Betsey Johnson®

•	Betseyville®

•	PEACE LOVE SHOES® (logo and various trademarks)

We consider each of the above marks to be among our most valuable assets and have registered these marks in numerous countries and in numerous International Classes. From time to time we adopt new trademarks in connection with the marketing of new product lines. We believe that our trademarks have significant value and are important for purposes of identifying the Company, the marketing of our products and the products of our licensees, distinguishing them from the products of others. We act aggressively to register and vigorously to protect our trademarks against infringement. There can be no assurance, however, that we will be able to effectively obtain rights to our marks throughout all of the countries of the world. Moreover, no assurance can be given that others will not assert rights in or ownership of, our marks and other proprietary rights or that we will be able to resolve any such conflicts successfully. Our failure to protect such rights from unlawful and improper appropriation may have a material adverse effect on our business, financial condition, results of operations and liquidity.

Trademark Licensing

We believe that expanding the Company’s presence beyond footwear and accessories is a logical extension of the Company’s brands. As of December 31, 2010, we license our Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery, women’s fashion apparel and jewelry. We license our Big Buddha brand for use in connection with the manufacture, marketing and sale of sunglasses and cold weather accessories. In addition, we license the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, lingerie, swimwear, eyewear, watches and outerwear.

In connection with our October 5, 2010 acquisition of substantially all of the intellectual property of Betsey Johnson LLC, the Company entered into intellectual property license agreements with Betsey Johnson LLC, pursuant to which the Company granted Betsey Johnson LLC a limited, exclusive license and right to use the Betsey Johnson® and Betsey Johnson CollectionTM trademarks with respect to specified items of women’s apparel sold in retail stores owned and operated by Betsey Johnson, LLC in the United States, London, England and Canada, in wholesale sales in the United States and in certain other jurisdictions outside the United States, as well as a right and license to sell, via Betsey Johnson LLC’s e-commerce websites and in Betsey Johnson-branded retail stores located in Canada, London, England and the United States, products featuring designs created by the Company or manufactured under license to third parties by the Company. Under these license arrangements, the Company is entitled to royalty payments based on net sales and certain guaranteed minimum royalty payments. The agreement under which we license the Betsey Johnson® and Betsey Johnson Collection™ marks to Betsey Johnson is due to expire on August 30, 2013 and will be automatically extended for successive four-year periods if certain conditions are met. The agreement under which Betsey Johnson was granted a right and license to sell product featuring designs created by the Company or manufactured under license to third parties by the Company is due to expire on October 5, 2011 and will be subject to automatic extensions for successive one year periods if certain condition are met.

Most of our out-going license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand. See Notes A12 and N4 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional disclosure regarding these licensing arrangements.

In addition to out-licenses of our trademarks, we also license from third parties marks used in connection with certain of our product lines. We have licenses from Dualstar Entertainment Group, LLC under which the Company has the right to use the Olsenboye® trademark in connection with the sale and marketing of footwear and accessories and the Elizabeth and James® trademark in connection with the sale and marketing of footwear. The term of these licenses expire on December 31, 2011 and March 31, 2012, respectively. In addition, we hold licenses from Jones Investment Co. Inc. under which the Company has the right to use the GLO Jeans® trademark in connection with the sale and marketing of women’s footwear exclusively to K-Mart and the l.e.i.® trademark in connection with the marketing and sale of women’s footwear exclusively to Wal-Mart. The term of the licenses from Jones Investment Co, Inc. expire on December 31, 2012 and December 31, 2011, respectively. We also hold a license from Dafu Licensing, Inc. to design, manufacture and distribute handbags and belts and related accessories under the DF Daisy Fuentes® and the Daisy Fuentes® brands. The term of our license with Dafu Licensing, Inc. expires on December 31, 2012. Substantially all of these licensing agreements require us to make royalty and advertising payments to the licensor equal to a percentage of our net sales or a minimum royalty and advertising payment in the event that specified net sales targets are not achieved.

Employees

On February 1, 2011, we employed approximately 1,440 employees, of whom approximately 780 work on a full-time basis and approximately 660 work on a part-time basis, with most of the part-time employees being employed in the Retail segment. All of our employees are located in the United States with the exception of approximately 30 employees located in Hong Kong and China who perform quality control and administrative duties. None of our employees are represented by a union. Our management considers relations with our employees to be good. The Company has never experienced a material interruption of its operations due to a labor dispute.

Seasonality

Historically, our merchandising businesses have experienced holiday retail seasonality. In addition to seasonal fluctuations, our operating results fluctuate from quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of our products, product mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write downs for obsolescence, the cost of materials, the product mix between wholesale, retail and licensing businesses, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors.

Backlog

We had unfilled wholesale customer orders of $161.8 million and $132.6 million, as of February 1, 2011 and 2010, respectively. Our backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of our core basic products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

ITEM 1A	RISK FACTORS

You should carefully consider the risks and uncertainties we describe below and the other information in this Annual Report on Form 10-K before deciding to invest in, sell or retain shares of our common stock. These are not the only risks and uncertainties that we face. Other sections of this report may discuss factors that could adversely affect our business. The retail industry is highly competitive and subject to rapid change. There may be additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, which may also harm our business or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations and liquidity could be materially harmed.

Risks Related to the Industry in Which the Company Operates

Constantly Changing Fashion Trends and Consumer Demands. Our success depends in significant part upon our ability to anticipate and respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that our products will correspond to the changes in taste and demand or that we will be able to successfully market products that respond to such trends. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities as to others. In addition, misjudgments in merchandise selection could adversely affect our image with our customers resulting in lower sales and increased markdown allowances for customers which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Intense Fashion Industry Competition. The fashion footwear industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. The recent market growth in the sales of fashion footwear has encouraged the entry of many new competitors and increased competition from established companies. Many of these competitors, including Nine West, Skechers, Kenneth Cole, Nike, Guess and Jessica Simpson may have significantly greater financial and other resources than we do and there can be no assurance that we will be able to compete successfully with other fashion footwear companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on our business, financial condition, results of operations and liquidity. We believe effective advertising and marketing, branding of the Steve Madden® and our other trademarks, fashionable styling, high quality and value are the most important competitive factors and we plan to continue to employ these elements as we develop our products. Our inability to effectively advertise and market our products could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Cyclical Nature of Fashion Business. The overall fashion industry is cyclical, and purchasing tends to decline during recessionary periods when disposable income is low. Likewise, purchases of contemporary shoes and accessories tends to decline during recessionary periods and also may decline at other times. There can be no assurance that we will be able to grow or even maintain our current level of revenues and earnings, or remain profitable in the future. Continuing recession in the national or regional economies and uncertainties regarding future economic prospects, among other things, could affect consumer spending habits. The volatility and disruption of global economic and financial market conditions that began in 2008 has caused lingering declines in consumer confidence and spending in the United States and internationally. A further deterioration or a continued weakness of economic and financial market conditions for an extended period of time could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Consolidation Among Retailers. In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. While such changes in the retail industry to date have not had a material adverse effect on our business or financial condition, results of operations and liquidity, there can be no assurance as to the future effect of any such changes.

Economic Uncertainty and Political Risks. Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products. We believe that declining consumer confidence accompanied with the tightening of credit standards, higher energy and food prices and unemployment rates and a decrease in consumers’ disposable income has negatively impacted the level of consumer spending for discretionary items during the years ended December 31, 2008, 2009 and 2010. Despite the worsening retail environment, in 2010 we achieved substantial revenue growth in both our Wholesale and Retail segments but we cannot assume that this will be maintained. A continued weak economic environment could have a negative effect on the Company’s sales and results of operations during the year ending December 31, 2011 and thereafter. In addition, unstable political conditions in some parts of the world, including potential or actual international conflicts, or the continuation or escalation of terrorism, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Risks Related to Our Business

Dependence on Key Personnel. The growth and success of our Company since its inception more than twenty years ago is attributable, to a significant degree, to the talents, skills and efforts of our founder and Creative and Design Chief, Steven Madden. An extended or permanent loss of the services of Mr. Madden could severely disrupt our business and have a material adverse effect on the Company. Our other senior executives have substantial experience and expertise in our business and industry and have made significant contributions to our growth and success as well. Competition for key executives in the apparel, footwear and accessories industries is intense. While our employment agreements with Mr. Madden and most of our other senior executives include a non-compete provision in the event of the termination of employment, the non-compete periods are for limited duration. While we believe we have depth within our senior management team, if we lose the services of our Creative and Design Chief or any of our senior executives, and especially if any of these individuals joins a competitor or forms a competing company, our business and financial performance could be seriously harmed. A loss of the skills, industry knowledge, contacts and expertise of our Creative and Design Chief or any of our senior executives could cause a setback to our operating plan and strategy.

Dependence Upon Significant Customers. Our customers consist principally of major department stores, mid-tier department stores, better specialty stores and independently owned boutiques. Certain of our department store customers, including some under common ownership, account for significant portions of our wholesale business. We generally enter into a number of purchase order commitments with our customers for each of our lines every season and do not enter into long-term agreements with any of our customers. Therefore, a decision by a significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us or to change its manner of doing business could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Risks Associated with Extending Credit to Customers. We sell our products primarily to retail stores across the United States and extend credit based on an evaluation of each customer’s financial condition, usually without collateral. Various retailers, including some of our customers, have experienced financial difficulties as a result of the financial crisis that began in 2008, which has increased the risk of extending credit to such retailers. However, our losses due to bad debts have been limited. Pursuant to the terms of our factoring agreement, our factor, Rosenthal & Rosenthal, Inc., currently assumes the credit risk related to approximately 76% of our trade accounts receivable. In addition, we have letters of credit for approximately 18% of our trade accounts receivable. Still, if any of our customers experiences a shortage of liquidity, the risk that the customer’s outstanding payables to us would not be paid could cause us to curtail business with the customer or require us to assume more credit risk relating to the customer’s account payable.

Risks Associated with Expansion of Retail Business. Our continued growth depends to a significant degree on whether we are successful in further developing and marketing the Steve Madden, Stevies, Steven, Madden Girl, Steve Madden Men’s, Big Buddha, Elizabeth and James, Olsenboye, l.e.i., Betsey Johnson and Betseyville brands, and creating new brands, product categories and businesses, and operating company-owned Steve Madden and Steven stores is a significant part of our growth strategy. During the year ended December 31, 2010, we opened three and closed eight retail stores and have plans to open six to eight and close five to seven stores in the next fiscal year. We also remodeled five existing stores. Our future expansion plan includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by us in our existing markets. There can be no assurance that we will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management’s expectations. Our retail expansion is dependent on the performance of our wholesale and retail operations, generally as well as on a number of other factors, including our ability to:

•	locate and obtain favorable store sites;

•	negotiate favorable lease terms;

•	hire, train and retain competent store personnel;

•	anticipate the preferences of our retail customers in new geographic areas;

•	successfully integrate new stores into our existing operations.

Past comparable store sales results may not be indicative of future results and there can be no assurance that our comparable store sales results will increase or even be maintained in the future.

Management of Growth. Our operations have increased and will continue to increase the demand on our managerial, operational and administrative resources. In recent years, we have invested significant resources in, among other things, our management information systems and hiring and training of new personnel. However, in order to manage currently anticipated levels of future demand, we may be required to, among other things, expand our distribution facilities, establish relationships with new manufacturers to produce our product, and continue to expand and improve our financial, management and operating systems. There can be no assurance that we will be able to manage future growth effectively and a failure to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Inventory Management. The trend-focused nature of the fashion industry and the rapid changes in customer preferences leave us vulnerable to an increased risk of inventory obsolescence. Thus, our ability to manage our inventories properly is an important factor in our operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Conversely, excess inventories can result in lower gross margins due to the excessive discounts and markdowns that may be necessary to reduce high inventory levels. Our inability to effectively manage our inventory could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Foreign Sourcing and Manufacturing. Virtually all of our products are purchased through arrangements with a number of foreign manufacturers, primarily from China, Mexico, Brazil, India, The Netherlands, Korea and Italy. Risks inherent in foreign operations including work stoppages, transportation delays and interruptions, changes in social, political and economic conditions, can result in the disruption of trade from the countries in which our manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. While we believe that we manage our exposure to the risk that any such economic or political condition will materially affect our ability to purchase products because we are aware of a variety of materials and alternative sources that are available, we cannot be certain that we will be able to identify such alternative materials and/or sources without delay or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Impact of Custom Duties and Other Import Regulations. Our products, virtually all of which are imported, are also subject to United States custom duties. The United States and the countries in which our products are produced or sold, from time to time, impose new quotas, duties, tariffs or other restrictions on imports or exports, may adversely adjust prevailing quotas, duties or tariff levels, or impose sanctions in the form of additional duties to remedy perceived illegal actions, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Manufacturers’ Inability to Manufacture Our Goods in a Timely Manner or Meet Quality Standards. As is common in the footwear industry, we contract for the manufacture of virtually all of our products to our specifications through foreign manufacturers. We do not own or operate any manufacturing facilities and, therefore, we are dependent upon third parties for the manufacture of all of our products. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which, in turn, could result in cancellation of orders, refusal to accept deliveries, a reduction in purchase prices and, ultimately, termination of a customer relationship, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Difficulty in Locating Replacement Manufacturers. Although we enter into a number of purchase order commitments each season specifying a time frame for delivery, method of payment, design and quality specifications and other standard industry provisions, we do not have long-term contracts with any manufacturer. As a consequence, any of these manufacturing relationships may be terminated, by either party, at any time. In addition, we may seek replacement manufacturers due to a significant increase in the prices we are required to pay to our existing manufacturers of our goods. Although we believe that other facilities are available for the manufacture of our products, there can be no assurance that such facilities would be available to us on an immediate basis, if at all, or be able to meet our quality standards and delivery requirements, or that the costs charged to us by such manufacturers would not be significantly greater than those presently paid.

Manufacturers’ Failure to Use Acceptable Labor Practices. We do not control our licensing partners or independent manufacturers or their labor practices. The violation of labor or other laws by one of the independent manufacturers with whom we contract or by one of our licensing partners, or the divergence of a manufacturer’s or a licensing partner’s labor practices from those generally accepted as ethical in the United States, would cause us to curtail our relationship with such party which, in turn, would require us to replace that manufacturer which, as noted in the immediately preceding risk factor, could present challenges which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Seasonal and Quarterly Fluctuations. Our results of operations may fluctuate from quarter to quarter and are affected by a variety of factors, including:

•	the timing of holidays;

•	weather conditions;

•	the timing of larger shipments of footwear;

•	market acceptance of our products;

•	the mix, pricing and presentation of the products offered and sold;

•	the hiring and training of additional personnel;

•	inventory write downs for obsolescence, the cost of materials;

•	the cost of materials;

•	the product mix between wholesale, retail and licensing businesses;

•	the incurrence of other operating costs and

•	factors beyond our control, such as general economic conditions and actions of competitors.

In addition, we expect that our sales and operating results may be significantly impacted by the opening of new retail stores and the introduction of new products. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Inadequate Trademark Protections. We believe that our trademarks and other proprietary rights are of major significance to our success and our competitive position and consider some of our trademarks, such as Steve Madden®, to be among our most valuable assets. Accordingly, we devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. Nevertheless, there can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products on the basis that our products violate the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Our failure to establish and then protect such proprietary rights from unlawful and improper utilization could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Exposure to Foreign Currency Fluctuations. We make approximately 99% of our purchases in U.S. dollars. However, we source substantially all of our products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition, results of operations and liquidity.

Disruption of Information Technology Systems and Websites. We rely heavily on information technology systems to manage and operate all aspects of our business, including product design and testing, production, forecasting, ordering, manufacturing, transportation, sales and distribution, invoicing and accounts receivable management, quick response replenishment, point of sale support and financial management reporting functions. In addition, we maintain an Internet website in the United States where retail customers can order our products. We depend on our in-house information technology employees and outside vendors to maintain and periodically upgrade these systems and our websites to support the growth of our business. It is imperative that we maintain constant operation of our information technology systems and websites and that these systems and our websites operative effectively. Despite our preventative efforts, our information technology systems and websites are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses or power outages, which could adversely impact our business and require significant expenditures by us to remediate any such failure, problem or breach.

Breach of Customer Privacy. A routine part of our business includes the gathering, processing and retention of sensitive and confidential information pertaining to our customers. While we believe that adequate security measures have been established and are maintained by us to protect against privacy breaches, the Company’s facilities and information technology systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming, human error, or other similar events. Such a breach that results in misappropriation, loss or other unauthorized disclosure of a customer’s confidential information, whether by the Company or a third party service provider, could severely damage our reputation and relationship with our customers and adversely affect our business, as well as expose the Company to risks of litigation and liability.

Declines in Our Stock Price Due to Inaccurate Predictions. The trading price of our common stock periodically may rise or fall based on the accuracy of predictions of our future performance. As one of our primary objectives, we strive to maximize the long-term strength, growth and profitability of our Company, rather than to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term goal is in the best interests of the Company and our stockholders, but recognize that it may be helpful to our stockholders and potential investors for us to provide guidance as to our quarterly and annual forecast of net sales and earnings. While we endeavor to provide meaningful and considered guidance at the time it is provided and generally expect to provide updates to our guidance when we report our results each fiscal quarter, actual results may differ as the guidance is based on assumptions and expectations which may or may not come to pass and, as such, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. If and when we announce actual results that differ from those that have been predicted by us, the market price of our common stock could be adversely affected. Investors who rely on these predictions in making investment decisions with respect to our common stock do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in the prices of our common stock.

In addition, at any given time outside securities analysts may follow our financial results and issue reports that discuss our historical financial results and the analysts’ predictions of our future performance, which our stockholders and potential investors may choose to rely on in making investment decisions. These analysts’ predictions are based upon their own opinions and are often different from our own forecasts. Our stock price could decline if our results are below the estimates or expectations of these outside analysts.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

We lease space for our headquarters, our retail stores, showrooms and office facilities in various locations in the United States, as well as overseas. We own one improved real property parcel in Long Island City, New York. We believe that our existing facilities are in good operating condition and are adequate for our present level of operations.

We lease approximately 48,100 square feet for our corporate headquarters and sample production facilities at 52-16 Barnett Avenue, Long Island City, NY 11104 pursuant to a lease which expires on June 30, 2013. The Steve Madden showroom is located at 1370 Avenue of the Americas, New York, NY. All of our brands are displayed for sale from this 14,000 square foot space. The lease for our showroom expires on June 30, 2020.

We lease approximately 20,000 square feet for our Accessories Division’s offices and showroom space at 10 West 33rd Street, New York, NY. The lease expires on December 31, 2014.

We lease approximately 6,500 square feet for our Madden Zone business’ office space at 17-19 West 34th Street, New York, NY. The lease expires on October 31, 2011.

We maintain approximately 7,200 square feet as a storage facility at 25-15 Borough Place, Woodside, NY. The lease for this space expires on October 31, 2013.

We own a building that is approximately 2,200 square feet that is located across the street from our executive offices at 38-35 Woodside Avenue, Long Island City, NY 11104.

We lease approximately 3,600 square feet for office space in Kwai Chung, Hong Kong. This lease will expire on March 4, 2011. The Company and the landlord are currently negotiating the terms of a lease extension.

In addition, we lease approximately 4,800 square feet for office space in Kuangdong Province, China. This lease will expire on January 31, 2013.

All of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of ten years. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes over the base year. The current terms of our retail store leases, including one licensed store, three unoccupied locations and one location opened in early 2011, expire as follows:

Years Initial Lease Terms Expire	Number of Stores

2011	13
2012	10
2013	14
2014	5
2015	4
2016	5
2017	13
2018	10
2019	7
2020	3
2021	2
2022	2

ITEM 3	LEGAL PROCEEDINGS

On June 24, 2009, The Center For Environmental Health filed a lawsuit, Center for Environmental Health v. Lulu NYC, LLC, Steve Madden, Ltd., Steve Madden Retail, Inc., et al., Case No. RG09459448, in California Superior Court, Alameda County, against the Company and dozens of other California retailers and vendors of leather, vinyl and/or imitation leather handbags, belts and shoes alleging that the retailers and vendors failed to warn that certain of such products may expose California citizens to lead and lead compounds. The parties agreed to resolve all claims alleged in the litigation pursuant to a consent judgment, the terms of which are not material to the Company’s Consolidated Financial Statements. The consent judgment was approved and entered by the court on June 1, 2010 and, therefore, the litigation is concluded.

On June 24, 2009, a class action lawsuit, Shahrzad Tahvilian, et al. v. Steve Madden Retail, Inc. and Steve Madden, Ltd., Case No. BC 414217, was filed in the Superior Court of California, Los Angeles County, against the Company and its wholly-owned subsidiary alleging violations of California labor laws. The parties submitted the dispute to private mediation and, on August 31, 2010, reached a settlement on all claims. The court has granted preliminary approval of the settlement. The claims administrator for the class action is currently preparing to send a notice of the settlement to all class members. Once all of the class members’ claims have been received and approved, the settlement will be submitted to the court for final approval. As previously disclosed, based on the proposed settlement, the Company increased its reserve for this claim from $1 million to $2.75 million in the third quarter of 2010.

On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. Subsequently, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit. In September of 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1.4 million. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3 million, and accordingly, a reserve for this amount was recorded as of December 31, 2009. The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, Office of Regulations and Rulings, under internal advice procedures. On September 20, 2010, the Company was advised by legal counsel that U.S. Customs had issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and one of its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable. With respect to the second buying agent, U.S. Customs also ruled that beginning in February of 2002, commissions paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable. However, U.S. Customs found that the Company’s pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer’s agent relationship between the Company and the agent and that commissions paid to the second agent under such buying agreements, in fact, were dutiable. U.S. Customs has not made a formal claim for collection of the duties allegedly owed. At the request of U.S. Customs, the Company has waived the statute of limitations for the collection of the duties allegedly owed until December 5, 2013. The Company is reviewing the ruling, its consequences and the Company’s options with its legal counsel. As previously disclosed, on the basis of the U.S. Customs ruling, the Company reevaluated the liability in the case and believes that it is not likely to exceed $1.248 million and the reserve was reduced from $3 million to such amount as of September 30, 2010 and remains at that level.

We have been named as a defendant in certain other lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations.

ITEM 4	[REMOVED AND RESERVED]

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our shares of common stock have traded on the NASDAQ Global Select Market since August 1, 2007 and were traded on the NASDAQ National Market prior to that date. The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2010 as reported by the NASDAQ Global Select Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock

	High	Low		High	Low
2010			2009
Quarter ended March 31, 2010	$32.69	$25.83	Quarter ended March 31, 2009	$15.20	$9.05
Quarter ended June 30, 2010	$40.08	$31.09	Quarter ended June 30, 2009	$20.10	$12.69
Quarter ended September 30, 2010	$42.00	$30.52	Quarter ended September 30, 2009	$24.83	$15.91
Quarter ended December 31, 2010	$47.36	$40.50	Quarter ended December 31, 2009	$28.61	$23.79

Holders. February 24, 2011, there were 28,018,046 shares of common stock outstanding and 78 holders of record.

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

Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2010 is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases of Equity Securities. We did not repurchase any shares of our common stock during the fourth quarter of the year ended December 31, 2010. In February and August of 2007, our Board of Directors authorized increases of our previously announced share repurchase program of $30 million and $37 million, respectively. In May of 2010, the Board authorized an additional increase of $50 million to the share repurchase program. At December 31, 2010, an aggregate of $47 million remained authorized to repurchase our common stock. The program has no set expiration date.

Performance Graph. The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2005, and ending on December 31, 2010, with the cumulative total return on the Russell 2000 Index and the S&P 500 Footwear Index. The comparison assumes that $100 was invested on December 31, 2005 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Steven Madden, Ltd.	$100.00	$184.95	$105.41	$112.36	$217.34	$329.80
Russell 2000 Index	$100.00	$118.35	$116.52	$77.14	$98.11	$124.45
S&P 500 Footwear Index	$100.00	$117.36	$154.33	$124.44	$164.16	$215.45

ITEM 6	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements. The Income Statement Data relating to 2010, 2009 and 2008, and the Balance Sheet data as of December 31, 2010 and 2009 should be read in conjunction with the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

	INCOME STATEMENT DATA Year Ended December 31, (in thousands, except per share data)
	2010	2009	2008	2007	2006

Net sales	$635,418	$503,550	$457,046	$431,050	$475,163
Cost of sales	359,564	287,361	270,222	257,646	276,734
Gross profit	275,854	216,189	186,824	173,404	198,429
Commissions and licensing fee income - net	22,629	19,928	14,294	18,351	14,246
Operating expenses	(176,859)	(157,149)	(156,212)	(138,841)	(134,377)
Income from operations	121,624	78,968	44,906	52,914	78,298
Interest income	4,208	2,096	2,620	3,876	3,703
Interest expense	(4)	(93)	(207)	(65)	(100)
Gain (loss) on sale of marketable securities	29	(182)	(1,013)	(589)	(967)
Income before provision for income taxes	125,857	80,789	46,306	56,136	80,934
Provision for income taxes	50,132	30,682	18,330	20,446	34,684
Net Income	$75,725	$50,107	$27,976	$35,690	$46,250
Basic income per share	$2.74	$1.85	$1.02	$1.15	$1.47
Diluted income per share	$2.68	$1.82	$1.01	$1.12	$1.39
Basic weighted average shares of common stock	27,651	27,068	27,488	30,971	31,359
Effect of dilutive securities – options and restricted stock	644	417	291	967	1,793
Diluted weighted average shares of common stock outstanding	28,295	27,485	27,779	31,938	33,152
Dividends paid per share of common stock	$0.00	$0.00	$0.00	$0.00	$1.00

	BALANCE SHEET DATA At December 31,
	2010	2009	2008	2007	2006

Total assets	$447,696	$326,859	$284,693	$266,521	$251,392
Working capital	138,636	139,007	122,086	121,138	151,711
Noncurrent liabilities	18,967	6,710	5,801	3,470	3,136
Stockholders’ equity	$357,298	$267,787	$206,242	$215,334	$211,924

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($ in thousands, except retail sales data per square foot and earnings per share data)

The following discussion of our Financial Condition and Results of Operations should be read in conjunction with our audited Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

Steven Madden, Ltd. and its subsidiaries (collectively the “Company”) design, source, market and sell fashion-forward footwear for women, men and children. In addition, we design, source, market and sell name brand and private label fashion handbags and accessories, through our Accessories Division. We distribute our products through department stores, specialty stores, luxury retailers, national chains, mass merchants and through our retail stores and our e-commerce website throughout the United States and through special distribution arrangements in Asia, Canada, Europe, the Middle East, Mexico, Australia, Central and South America and India. Our product line includes a broad range of updated styles designed to establish or capitalize on market trends, complemented by core products. We have established a reputation for design and creativity and offering popular styles and quality products at accessible price points.

Our business is comprised of five distinct segments (Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing). Our Wholesale Footwear segment includes the following brands: Steve Madden Women’s, Madden Girl, Steve Madden Men’s, Steven, l.e.i. (under license), Elizabeth and James (under license), Stevies, Big Buddha Shoes, Madden and includes our International business. Our Wholesale Accessories segment includes Big Buddha, Bettseyville, Betsey Johnson and, through license agreements, Daisy Fuentes® and Olsenboye® accessories brands. Steven Madden Retail, Inc., our wholly owned retail subsidiary, operates Steve Madden and Steven retail stores as well as our e-commerce website (www.stevemadden.com). The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent for footwear products under private labels for many of the country’s large mass-market merchandisers, shoe chains and other off-price retailers. In the Licensing segment, the Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery, women’s fashion apparel and jewelry. We license our Big Buddha brand for use in connection with the manufacture, marketing and sale of sunglasses and cold weather accessories. In addition, we license our recently acquired Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, lingerie, swimwear, eyewear, watches and outerwear.

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

Fiscal year 2010 was a record year for Steven Madden, Ltd. Consolidated net sales for 2010 increased 26% to a record $635,418 from $503,550 achieved in 2009. Net sales in 2010 includes $16,269 of sales from the l.e.i. brand which was transitioned from a “first cost” model to a “wholesale” model beginning in the first quarter of 2010. Our gross margin increased 50 basis points in the year ended December 31, 2010 to 43.4%, compared to the 42.9% achieved in 2009. Net income increased 51% to a record $75,725 in 2010 from $50,107 in 2009. Diluted earnings per share for the year ended December 31, 2010 increased 47% to a record $2.68 per share on 28,295,000 diluted weighted average shares outstanding compared to $1.82 per share on 27,485,000 diluted weighted average shares outstanding in 2009. Net cash provided by operating activities increased to a record $86,873 in 2010 compared to $64,342 in 2009.

In fiscal year 2010, we expanded our licensing activities by entering into an agreement to license the Steve Madden® and Steven by Steve Madden® trademarks for the design, manufacture and worldwide distribution of women’s fashion jewelry. The new women’s fashion jewelry line, which initially shipped in the third quarter of 2010, joins our existing licenses for cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery and women’s fashion apparel. Our goal is to evolve Steve Madden® into a global lifestyle brand and expand the Company’s presence beyond footwear and accessories. We believe this new jewelry line marks a very logical extension of the Company’s brands.

In fiscal 2010, we also expanded our brand portfolio through two acquisitions. On February 10, 2010, we acquired all of the outstanding shares of stock of privately held Big Buddha, Inc. (“Big Buddha”) from its sole stockholder (“Seller”). Founded in 2003, Big Buddha designs and markets fashion-forward handbags to specialty retailers and better department stores. We believe that Big Buddha is a strategic fit for our Company. The acquisition was completed for consideration of $11,119 in cash, net of cash acquired plus contingent payments pursuant to an earn-out agreement with the Seller. See Note B to our Consolidated Financial Statements for additional information relating to the Big Buddha acquisition.

On October 5, 2010, pursuant to a Restructuring Agreement between the Company and Betsey Johnson LLC (“Betsey Johnson”), the Company acquired all right, title and interest in substantially all of the intellectual property of Betsey Johnson, including, among other things, the Betsey Johnson® and Betseyville® trademarks, and certain intellectual property licenses and other contracts, including the right to receive royalties and other income with respect thereto (the “Betsey Johnson Assets”). Management believes that Betsey Johnson® is a well recognized brand that offers meaningful growth opportunity for our business. Prior to the acquisition, Betsey Johnson had licensed to the Company the right to use the Betsey Johnson® and Betseyville® trademarks in connection with the sale and marketing of handbags, small leather goods, belts and umbrellas. The acquisition of the Betsey Johnson Assets was the culmination of a series of transactions. First, in August 2010, the Company purchased from various members of a loan syndicate their respective participations in a term loan in the aggregate outstanding principal amount of $48,750 (the “Loan”) made by the syndicate lenders to Betsey Johnson. The Company paid the syndicate lenders an aggregate purchase price of $29,217, including transaction costs, for their participations in the Loan. The Loan was secured by a first priority security interest in substantially all of the assets of Betsey Johnson and was in default on the date of purchase. On October 5, 2010, the Company entered into the Restructuring Agreement with Betsey Johnson, pursuant to which, in consideration of the elimination of all amounts owed with respect to the Loan, the Company acquired the Betsey Johnson Assets. The Company made a new secured term loan to Betsey Johnson on October 5, 2010 in the principal amount of $3,000, which accrues interest at the rate of 8% per annum and becomes due on December 31, 2015. The new term loan is secured by a first priority security interest in substantially all of the remaining properties and assets of Betsey Johnson. See Notes B and F to our Consolidated Financial Statements for additional information relating to the Loan, the new term loan to Betsey Johnson, and the acquisition of the Betsey Johnson Assets.

In our Retail segment, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout 2010 and 2009) increased 12.7% in 2010. As of December 31, 2010, we had 84 stores in operation, compared to 89 stores as of December 31, 2009. During the year ended December 31, 2010, sales per square foot increased to $742 compared to sales per square foot of $640 achieved in 2009.

As of December 31, 2010, our total inventory increased to $39,557 from $30,453 as of December 31, 2009, and our annualized inventory turnover declined to 9.4 times in 2010 compared to 9.8 times in 2009, primarily due to the slower annualized inventory turn of some of our new divisions. Our accounts receivable average collection days were 56 days in 2010 compared to 54 days in 2009, primarily due to the growth in our International business where some of our customers have extended payment terms. As of December 31, 2010, we had $193,757 in cash, cash equivalents and marketable securities, no short- or long-term debt, and total stockholders’ equity of $357,298.

The following tables set forth information on operations for the periods indicated:

	Years Ended December 31 ($ in thousands)
	2010		2009		2008
CONSOLIDATED:

Net sales	$635,418	100%	$503,550	100%	$457,046	100%
Cost of sales	359,564	57	287,361	57	270,222	59
Gross profit	275,854	43	216,189	43	186,824	41
Commission and licensing fee income - net	22,629	4	19,928	4	14,294	3
Operating expenses	176,859	28	157,149	31	156,212	34
Income from operations	121,624	19	78,968	16	44,906	10
Interest and other income – net	4,233	1	1,821	—	1,400	—
Income before income taxes	125,857	20	80,789	16	46,306	10
Net income	75,725	12	50,107	10	27,976	6

By Segment:

WHOLESALE FOOTWEAR SEGMENT:

Net sales	$402,567	100%	$309,439	100%	$264,479	100%
Cost of sales	245,964	61	186,267	60	171,576	65
Gross profit	156,603	39	123,172	40	92,903	35
Operating expenses	81,060	20	71,812	23	67,204	25
Income from operations	75,543	19	51,360	17	25,699	10

WHOLESALE ACCESSORIES SEGMENT:

Net sales	$98,548	100%	$70,406	100%	$66,928	100%
Cost of sales	60,622	62	46,665	66	43,450	65
Gross profit	37,926	38	23,741	34	23,478	35
Operating expenses	23,603	24	14,542	21	14,389	21
Income from operations	14,323	15	9,199	13	9,089	14

RETAIL SEGMENT:

Net sales	$134,303	100%	$123,705	100%	$125,639	100%
Cost of sales	52,978	39	54,429	44	55,196	44
Gross profit	81,325	61	69,276	56	70,443	56
Operating expenses	72,196	54	70,795	57	74,619	59
Income (loss) from operations	9,129	7	(1,519)	(1)	(4,176)	(3)
Number of stores	84		89		97

FIRST COST SEGMENT:

Other commission income - net of expenses	$17,258	100%	$16,803	100%	$11,567	100%

LICENSING SEGMENT:

Licensing income – net of expenses	$5,371	100%	$3,125	100%	$2,727	100%

RESULTS OF OPERATIONS
($ in thousands)

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Consolidated:

Total net sales for the year ended December 31, 2010 increased by 26% to $635,418 from $503,550 for the comparable period of 2009, as all three of our top line segments had significant net sales increases. Net sales in 2010 includes $16,269 of sales from the l.e.i. brand, which was transitioned from a “first cost” model to a “wholesale” model beginning in the first quarter of 2010. An increase in our gross profit margin to 43.4% for the year ended December 31, 2010 from 42.9% for the prior year was driven by gross profit increases in our Wholesale Accessories and Retail segments. For the years ended December 31, 2010 and 2009, operating expenses were $176,859 and $157,149, respectively. As a percentage of net sales, operating expenses decreased in 2010 to 27.8% compared to 31.2% in 2009. Commission and licensing fee income increased to $22,629 in 2010, compared to $19,928 for the prior year. Net income for 2010 was $75,725, compared to $50,107 in 2009.

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment was $402,567, or 63%, and $309,439, or 61%, of our total net sales for the years ended December 31, 2010 and 2009, respectively. This 30% increase in net sales was driven by double-digit net sales increases in our Madden Girl, Steve Madden Men’s, Elizabeth and James, Steven and Kids brands as well as a double-digit increase in our International business. The net sales growth in Madden Girl is due to the success of dress shoes throughout the year combined with strong boot sales in the second and third quarters of 2010, as well as a higher consumer demand for opening price point products. In our Steve Madden Men’s brand, the sales increase is primarily due to the strong performance of men’s dress and casual shoes during the year. In addition, our new men’s line, Madden, has realized a better than expected launch, and has contributed to our net sales growth. Elizabeth and James, our new brand that began shipping in the second quarter of 2009, continued its growth trend primarily with upper tier retailers such as Nordstrom, Saks and Neiman Marcus. Net sales increases for our Steven brand were primarily due to strong sales of wedges during the second quarter and strong boot sales in the first and third quarters of the year. Strong selling of flats and boots during the year resulted in a net sales increase in our Kids brands. The transition of the l.e.i. brand with Wal-mart from a “first cost” model to a “wholesale” model beginning in the first quarter of 2010, contributed net sales of $16,269 in 2010. In addition, our new Big Buddha Shoes brand, which began shipping during the third quarter of 2010, contributed $2,922 of net sales. The net sales increase in our International business was propelled by the division’s significant growth trend in Eastern Asia and expansion into new countries.

Gross profit margin in the Wholesale Footwear segment decreased to 38.9% in 2010 from 39.8% in the prior year. The decrease was primarily due to a change in our product mix, including a growth of our International business and the transition of our l.e.i. brand to a “wholesale” model, since both of these businesses realize a significantly lower gross profit margin than our other wholesale divisions. In 2010, operating expenses increased to $81,060 from $71,812 in 2009. As a percentage of sales, operating expenses improved to 20.1% in 2010 from 23.2% in 2009 primarily due to leverage on higher sales. Income from operations for the Wholesale Footwear segment increased 47% to $75,543 for the year ended December 31, 2010 compared to $51,360 for the same period of 2009.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $98,548 or 16%, and $70,406 or 14% of total Company net sales for the years ended December 31, 2010 and 2009, respectively. The 40% growth in net sales in the Wholesale Accessories segment is due to the sales contributed by two recent acquisitions, Madden Zone, acquired in July of 2009, and Big Buddha, acquired in February of 2010. In addition, significant increases in sales of Steve Madden handbags and private label belts were partially offset by a net sales decrease in our Betseyville® brand.

Gross profit margin in the Wholesale Accessories segment increased 480 basis points to 38.5% in 2010 from 33.7% in the prior year, primarily due to the significantly higher gross profit margins achieved by our new Big Buddha division combined with a change in the mix of products and lower markdown allowances. During the year ended December 31, 2010, operating expenses increased to $23,603 compared to $14,542 in 2009, primarily due to the incremental operating expenses associated with our new Madden Zone and Big Buddha divisions. Income from operations for the Wholesale Accessories segment increased 56% to $14,323 in 2010 compared to $9,199 in 2009.

Retail Segment:

Net sales generated by the Retail segment accounted for $134,303, or 21%, and $123,705, or 25%, of total Company net sales for the years ended December 31, 2010 and 2009, respectively. We opened three new stores, remodeled five existing stores and closed eight underperforming stores during the year ended December 31, 2010. As a result, we had 84 retail stores as of December 31, 2010, compared to 89 stores as of December 31, 2009. The 84 stores currently in operation include 79 under the Steve Madden brand, three under the Steven brand, one outlet store and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open for all of 2010 and 2009) for the year ended December 31, 2010 increased 12.7% when compared to the prior year. During the year ended December 31, 2010, gross margin increased 460 basis points to 60.6% from 56.0% in 2009, primarily due to a significant decrease in promotional selling. In 2010, operating expenses increased to $72,196 from $70,795 in the prior year primarily due to a charge of $1,750 for the preliminary settlement of a class action lawsuit against the Company related to our Retail segment. As a percentage of net sales, operating expenses decreased to 53.7% in 2010 compared to 57.2% in 2009. Income from operations increased to $9,129 in 2010 compared to a loss from operations of $1,519 in 2009.

First Cost Segment:

Income from operations in the First Cost segment increased to $17,258 in 2010 compared to $16,803 in 2009. This increase in income is due to a significant increase in private label business with several of our retail customers including Kohls, Target and Bakers. These increases were partially offset by the transition of one of the Company’s mass merchant customers from a “first cost” model to a “wholesale” model that was initiated pursuant to the customer’s request that the Company sell directly to the customer (“wholesale” model) rather than as a buying agent (“first cost” model) on its behalf beginning in the first quarter of 2010.

Licensing Segment:

During the year ended December 31, 2010, licensing income increased to $5,371 from $3,125 in the prior year, primarily due to an increase in sales by several of our licensees combined with the incremental licensing revenue generated by our recently acquired Betsey Johnson trademarks.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Consolidated:

Total net sales for the year ended December 31, 2009 increased by 10% to $503,550 from $457,046 for the comparable period of 2008. A net sales increase of 17% generated by the Wholesale Footwear segment and an increase of 5% in the Wholesale Accessories segment was partially offset by a 2% decrease in net sales generated by the Retail segment. Overall gross profit margin increased to 42.9% for the year ended December 31, 2009 from 40.9% for the prior year. For the years ended December 31, 2009 and 2008, operating expenses were $157,149 and $156,212, respectively. As a percentage of net sales, operating expenses decreased to 31% compared to 34% in 2008. Commission and licensing fee income increased to $19,928 for the year ended December 31, 2009, compared to $14,294 for the prior year. Net income for 2009 was $50,107, compared to $27,976 in 2008.

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment was $309,439, or 61%, and $264,479, or 57%, of our total net sales for the years ended December 31, 2009 and 2008, respectively. All brands realized an increase in net sales during the year ended December 31, 2009. The Madden Girl brand led the way by posting a 28% increase in net sales in 2009. This increase in net sales was the result of a deeper market penetration and the strong performance of flat shoes and sandals in the second quarter combined with the strong performance of dress boots and booties in the second half of the year. Net sales in our Steven brand increased by 27% in 2009, primarily due to a significant increase in shipments to Steven’s largest customer Nordstrom, combined with the strong performance of casual boots during the second half of 2009. A 12% increase in net sales in 2009 by our Steve Madden Women’s brand was driven by the strong performance of flat sandals and wedges during the spring selling season and by boots in the third and fourth quarters. Finally, the Elizabeth and James Division, our new brand that began shipping in the first quarter of 2009, contributed net sales of $4,298 in 2009. Net sales for 2009 were also impacted by the shift of our Candies® business from a “wholesale” model to a “first cost” model, and the reverse shift of our International business from a “first cost” model to a “wholesale” model, the net effect of which was an increase in net sales of $7,746 during the year ended December 31, 2009.

Gross profit margin in the Wholesale Footwear segment increased to 39.8% in 2009 from 35.1% in the prior year, primarily due to a decrease in close out sales combined with improved operating efficiencies. For the year ended December 31, 2009, operating expenses increased to $71,812 from $67,204 in the year ended December 31, 2008, primarily resulting from an increase in variable costs due to an increase in sales. As a percentage of net sales, operating expenses decreased to 23.2% in 2009 from 25.4% in 2008. As a result of the increases in net sales and gross margin as offset by higher operating expenses, income from operations for the Wholesale Footwear segment increased 100% to $51,360 in 2009 compared to $25,699 in 2008.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment was $70,406, or 14%, and $66,928, or 15%, of our total net sales for the years ended December 31, 2009 and 2008, respectively. This 5% increase in net sales in 2009 in our Wholesale Accessories segment was due to the $9,279 of net sales contributed by our new Madden Zone business (established through our Zone 88 acquisition) combined with an increase in sales of Steve Madden® and Steven by Steve Madden® handbags that was partially offset by a decrease of net sales of Betsey Johnson® and Betseyville® handbags. Gross profit margin in the Wholesale Accessories segment decreased to 33.7% in 2009 from 35.1% in the prior year, primarily due to an increase in markdowns and allowances. For the year ended December 31, 2009, operating expenses increased to $14,542 from $14,389 for the prior year. As a percentage of net sales, operating expenses decreased 80 basis points to 20.7% in 2009 from 21.5% in 2008. Income from operations for the Wholesale Accessories segment increased to $9,199 in 2009 from $9,089 in 2008.

Retail Segment:

Net sales generated by the Retail segment accounted for $123,705, or 25%, and $125,639, or 27%, of total Company net sales for the years ended December 31, 2009 and 2008, respectively. We opened two new stores, remodeled seven existing stores, closed seven underperforming stores and licensed three stores during the year ended December 31, 2009. As a result, we had 89 retail stores as of December 31, 2009, compared to 97 stores as of December 31, 2008. The 89 stores currently in operation include 84 under the Steve Madden brand, four under the Steven brand and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open for all of 2009 and 2008) for the year ended December 31, 2009 increased 1% when compared to the prior year. The gross margin in the Retail segment remained at 56% in 2009 and 2008. During the year ended December 31, 2009, operating expenses decreased to $70,795, or 57% of net sales, from $74,619, or 59% of nets sales, in 2008. This decrease is due to the reduction of rent, payroll and other operating expenses related to the net reduction of eight stores during the year ended December 31, 2009, as well as other operational initiatives put in place.

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

Licensing Segment:

During the year ended December 31, 2009, licensing income increased to $3,125 from $2,727 during the year ended December 31, 2008, primarily due to an increase in sales by several of our licensees combined with the incremental revenue provided by our new bedding and bath licenses.

LIQUIDITY AND CAPITAL RESOURCES

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

As of December 31, 2010, we had working capital of $138,636. We had cash and cash equivalents of $66,151, investments in marketable securities of $127,606 and we did not have any long term debt.

Management believes that, based upon our current financial position and available cash, cash equivalents and marketable securities, as augmented by cash flow from operations in 2011, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES

During the year ended December 31, 2010, net cash provided by operating activities was $86,873. The primary sources of cash were net income of $75,725, an increase in accounts payable and accrued expenses of $19,572 and an increase of accrued incentive compensation of $3,603. The primary uses of cash were an increase of accounts receivable of $8,266, an increase in due from factor of $4,985, an increase in inventories of $8,804 and an increase in prepaid expenses, prepaid taxes, deposits and other assets of $4,420.

INVESTING ACTIVITIES

During the year ended December 31, 2010, we invested $72,663 in marketable securities and received $30,092 from the maturities and sales of securities. We paid an aggregate of $40,602 for the acquisition of the intellectual property of Betsey Johnson and all of the outstanding capital stock of Big Buddha. We also paid $7,004 for the acquisition of notes receivable from Bakers Footwear Group, Inc. and Betsey Johnson, and we made an on-account payment of $1,628 to the seller of Big Buddha against the earn-out payable in 2011 based on the performance of Big Buddha pursuant to the earn-out agreement between the Company and the seller of Big Buddha. Additionally, we made capital expenditures of $3,424, principally for the remodeling of five existing stores, the three new stores opened during the fiscal year 2010, leasehold improvements to our showroom space and enhancements to operating systems.

FINANCING ACTIVITIES

During the year ended December 31, 2010, we received $5,082 in cash and realized a tax benefit of $4,718 in connection with the exercise of stock options. Also during 2010, we repurchased approximately 141,000 shares of our common stock at an average per share price of $32.33 for a total cost of $4,559.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2010 were as follows:

	Payment due by period

Contractual Obligations	Total	2011	2012-2013	2014-2015	2016 and after
Operating lease obligations	$115,887	$17,679	$32,719	$27,813	$37,676

Purchase obligations	83,807	83,807	—	—	—

Contingent payment liability	12,372	2,372	10,000	—	—

Other long-term liabilities (future minimum royalty payments)	2,334	2,081	253	—	—

Total	$214,400	$105,939	$42,972	$27,813	$37,676

At December 31, 2010, we had un-negotiated open letters of credit for the purchase of inventory of approximately $1,956.

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

In addition, we have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $5,542 in 2011, $4,053 in 2012 and $1,450 in 2013. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

Virtually all of our products are produced at overseas locations, the majority of which are located in China, with a small percentage located in Mexico, Brazil, India, The Netherlands, Korea and Italy. We have not entered into any long-term manufacturing or supply contracts with any of these foreign companies. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 99% of our purchases in U.S. dollars.

INFLATION

We do not believe that the price inflation experienced over the last few years in the United States has had a significant effect on the Company’s sales or profitability. Historically, we have minimized the impact of product cost increases by improving operating efficiencies, changing suppliers and increasing prices. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future. We are currently seeing increases in our cost of goods from southern China averaging approximately 5 - 8%. We are working to mitigate this pressure by shifting some production to northern China, where costs remain lower, and to a lesser extent, to other countries such as Mexico. We are also raising prices on select items with fresh materials or styling and, to date, have not seen resistance to these price increases. Putting this all together, the net impact of all these changes on gross margin was negligible in 2010, and we expect that to be the case in the near term as well.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements included in this Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our Consolidated Financial Statements: allowance for bad debts, returns and customer chargebacks; inventory valuation; valuation of intangible assets; litigation reserves and cost of sales.

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

Valuation of intangible assets. Accounting Standards Codification (“ASC”) Topic 350, “Intangible - Goodwill and Other”, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360 “Property, Plant and Equipment” (“ASC Topic 360”). In accordance with ASC Topic 360, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Accounting Standards Adopted In Fiscal 2010:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which expands disclosure requirements relating to fair value measurements. The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1, 2 and 3 and requires gross rather than net disclosures about purchases, sales, issuance and settlements relating to Level 3 measurements. The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities. Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required. The Company adopted the provisions of the guidance as of March 31, 2010, except for disclosure about purchases, sales, issuance and settlements in the roll forward of activity in Level 3 fair value measurement, which is effective for fiscal years beginning after December 15, 2010. Disclosures not required for earlier periods are presented for comparative purposes. The new guidance affects disclosures only and, therefore, the adoption had no impact on the Company’s results of operation or financial position.

A new accounting pronouncement amending the consolidation guidance relating to variable interest entities (“VIE”) became effective for the Company on January 1, 2010. The new guidance replaces the current quantitative model for determining the primary beneficiary of a VIE with a qualitative approach that considers which entity has the power to direct activities that most significantly impact the VIE’s performance and whether the entity has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The adoption of the accounting pronouncement had no impact on the Company’s Consolidated Financial Statements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates primarily based on the prime rate and LIBOR. An analysis of our collection agency agreement with Rosenthal can be found in the “Liquidity and Capital Resources” section under Part II, Item 7, and in Note C to the Consolidated Financial Statements included in this Annual Report on Form 10-K under the caption “Due from Factor.”

As of December 31, 2010, we held marketable securities valued at $127,606, which consist primarily of corporate and U.S. government and federal agency bonds. These securities are subject to interest rate risk and will decrease in value if interest rates increase. We currently have the ability to hold these securities until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2010, of our internal control over financial reporting based on the framework and criteria established in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

The independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting.

Attestation Report of our Independent Registered Public Accounting Firm

Our Independent Registered Public Accounting Firm, EisnerAmper LLP, has audited and issued a report on our internal control over financial reporting. The report of EisnerAmper LLP appears below.

To the Board of Directors and Stockholders
Steven Madden, Ltd. and subsidiaries

We have audited Steven Madden, Ltd. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Steven Madden, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steven Madden, Ltd. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/S/ EisnerAmper LLP
New York, New York
February 28, 2011

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2010, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

As disclosed in a Form 8-K filed by the Company on December 3, 2010, on December 1, 2010 the Company entered into an employment agreement (the “Sinha Employment Agreement”) with Awadhesh Sinha, the Company’s Chief Operating Officer, to replace an existing employment agreement that expired at the end of 2010. Pursuant to the Sinha Employment Agreement, which was effective as of January 1, 2011, if Mr. Sinha’s employment is terminated by the Company without Cause or if Mr. Sinha resigns from the Company for Good Reason in connection with a Change of Control (“Cause”, “Good Reason” and “Change of Control” each being defined in the Sinha Employment Agreement), Mr. Sinha will be entitled to receive a severance payment equal to three times his total W-2 compensation for the 12-month period ending on the last December 31 before the termination or resignation of employment, except that, in lieu of his actual base salary received during such period, the annual base salary to which Mr. Sinha was entitled as of the date of termination or resignation of employment will be used to determine his severance payment. On February 25, 2011, the Company and Mr. Sinha entered into an amendment of the Sinha Employment Agreement, a copy of which is filed as Exhibit 10.25 to this Annual Report on Form 10-K, in order to clarify that restricted stock awarded to Mr. Sinha under the Sinha Employment Agreement and future bonuses, if any, paid to Mr. Sinha under the Sinha Employment Agreement will be included in W-2 compensation for purposes of determining the amount of Mr. Sinha’s severance payment in the event of termination or resignation of employment in connection with a Change of Control.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The Consolidated Financial Statements of Steven Madden, Ltd. and subsidiaries are included in Item 8:

(2) Financial Statement Schedules

       None.

(3) Exhibits.

2.01
Stock Purchase Agreement dated February 10, 2010 between the Company and Jeremy Bassan (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the Securities and Exchange Commission on November 9, 2010)

2.02
Restructuring Agreement dated October 5, 2010 among the Company, BJ Acquisition LLC, BJ Agent LLC, Betsey Johnson LLC, Betsey Johnson (UK) Limited, Betsey Johnson Canada Ltd., BJ Vines, Inc., Betsey Johnson, Chantal Bacon, Castanea Family Investments, LLC, Castanea Family Holdings, LLC and Castanea Partners Fund III, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010)

3.01
Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 1998)

3.02
Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2008)

4.01
Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 29, 1993)

4.02
Rights Agreement dated November 14, 2001 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2001)

10.01
Second Amended and Restated Secured Promissory Note dated April 6, 2009 of Steven Madden to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2009)

10.02
Consulting Agreement effective August 1, 2004 among the Company, John Madden and J.L.M. Consultants Inc., as amended by Amendment No. 1 dated March 10, 2005 and Amendment No. 2 dated April 14, 2005 (incorporated by reference to Exhibits 10.9, 10.10 and 10.11 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 14, 2006)

10.03
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the Securities and Exchange Commission on November 9, 2010)

10.04
Amendment to Collection Agency Agreement dated February 16, 2010 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 12, 2010)

10.05
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009)

10.06
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009)

10.07
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009)

10.08
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009)

10.09
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009)

10.10
Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009)

10.11
Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009)

10.12
Earn-Out Agreement dated February 10, 2010 among the Company, Jeremy Bassan and Big Buddha, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2010)

10.13
Purchase and Sale Agreement for Distressed Trades dated August 26, 2010 between BJ Acquisition LLC and Paradox Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the Securities and Exchange Commission on November 9, 2010)

10.14
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2005)

10.15
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009)

10.16
Employment Agreement dated January 1, 1998 between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001)#

10.17
Amendment No. 1 dated June 29, 2001 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed August 14, 2001)#

10.18
Amendment No. 2 dated October 30, 2002 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)#

10.19
Amendment No. 3 dated February 1, 2006 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006)#

10.20
Amendment No. 4 dated October 7, 2009 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009)#

10.21
Employment Agreement dated June 15, 2005 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2005)#

10.22
Amendment No. 1 dated November 6, 2007 to Employment Agreement between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)#

10.23
Amendment No. 2 dated October 14, 2008 and effective October 1, 2008 to Employment Agreement between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2008)#

10.24
Employment Agreement dated December 1, 2010 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2010)#

10.25	Amendment dated February 25, 2011 to Employment Agreement date December 1, 2010 between the Company and Awadhesh Sinha†#

10.26
Employment Agreement dated October 7, 2009 between the Company and Robert Schmertz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009)#

10.27
Employment Agreement effective as of April 29, 2008 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010)#

10.28
Employment Agreement dated January 31, 2011 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2011)#

10.29
Employment Agreement dated November 6, 2009 between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2009)#

10.30
Amendment No. 1 dated March 8, 2010 to Employment Agreement between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 12, 2010)#

10.31
The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to Exhibit 10.A to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 26, 2004)#

10.32
2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), approved and adopted on May 22, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2009)#

10.33
Form of Non-Qualified Stock Option Agreement (Chief Executive Officer) under the Company’s 2006 Stock Incentive Plan, as amended, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.34
Form of Non-Qualified Stock Option Agreement (Employee without Employment Agreement) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.35
Form of Non-Qualified Stock Option Agreement (Employee with Employment Agreement) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.36
Form of Restricted Stock Agreement (Chief Executive Officer) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.37
Form of Restricted Stock Agreement (Employee without Employment Agreement) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.38
Form of Restricted Stock Agreement (Employee with Employment Agreement) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.39
Form of Restricted Stock Agreement under the Company’s 2006 Stock Incentive Plan used for grants made to non- employee directors from March 2006 through May 2007, with a schedule setting forth the name of each of the recipients, the date of the grant and the number of shares (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.40
Restricted Stock Agreement dated June 9, 2006 between Steven Madden and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.41
Restricted Stock Agreement dated March 6, 2007 between Arvind Dharia and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.42
Restricted Stock Agreement dated March 9, 2007 between Robert Schmertz and the Company (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

21.01	Subsidiaries of the Registrant†

23.01	Consent of EisnerAmper LLP†

24.01	Power of Attorney (included on signature page hereto)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(b) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: New York, New York
February 28, 2011
STEVEN MADDEN, LTD.

	By:	/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

	By:	/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Edward R. Rosenfeld and Arvind Dharia, and each of them, as attorneys-in-fact and agents, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	February 28, 2011
Edward R. Rosenfeld

/s/ ARVIND DHARIA	Chief Financial Officer and Chief Accounting Officer	February 28, 2011
Arvind Dharia

/s/ JOHN L. MADDEN	Director	February 28, 2011
John L. Madden

/s/ PETER MIGLIORINI	Director	February 28, 2011
Peter Migliorini

/s/ RICHARD P. RANDALL	Director	February 28, 2011
Richard P. Randall

/s/ RAVI SACHDEV	Director	February 28, 2011
Ravi Sachdev

/s/ THOMAS H. SCHWARTZ
Thomas H. Schwartz	Director	February 28, 2011

STEVEN MADDEN, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steven Madden, Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steven Madden, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP
New York, New York
February 28, 2011

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except per share data)	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$66,151	$69,266
Accounts receivable – net of allowances of $2,458 and $1,195	18,742	11,071
Due from factors – net of allowances of $12,800 and $12,487	52,206	47,534
Inventories	39,557	30,453
Marketable securities – available for sale	13,289	17,971
Prepaid expenses and other current assets	10,444	6,295
Prepaid taxes	600	—
Deferred taxes	9,078	8,779
Total current assets	210,067	191,369

Notes receivable	7,024	—
Note receivable – related party	3,849	3,568
Property and equipment, net	20,791	23,793
Deferred taxes	7,844	7,543
Deposits and other	2,529	1,844
Marketable securities - available for sale	114,317	67,713
Goodwill - net	38,613	24,313
Intangibles - net	42,662	6,716
Total assets	$447,696	$326,859

LIABILITIES
Current liabilities:
Accounts payable	$37,089	$24,544
Accrued expenses	18,425	15,338
Income taxes payable	—	166
Accrued incentive compensation	15,917	12,314
Total current liabilities	71,431	52,362

Contingent payment liability	12,372	—
Deferred rent	5,467	5,044
Other liabilities	1,128	1,666
Total liabilities	90,398	59,072

Commitments, contingencies and other – (notes L & N)

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock - $.0001 par value, 60 shares authorized; none issued
Common stock - $.0001 par value, 60,000 shares authorized, 36,416 and 35,687 shares issued, 28,013 and 27,425 shares outstanding at December 31, 2010 and 2009, respectively	4	3
Additional paid-in capital	165,773	147,703
Retained earnings	323,092	247,365
Other comprehensive income:
Unrealized gain on marketable securities (net of taxes)	972	700
Treasury stock – 8,403 and 8,262 shares at cost at December 31, 2010 and 2009, respectively	(132,543)	(127,984)
Total stockholders’ equity	357,298	267,787

Total liabilities and stockholders’ equity	$447,696	$326,859

See notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands, except per share data)	Years Ended December 31,
	2010	2009	2008

Net sales	$635,418	$503,550	$457,046

Cost of sales	359,564	287,361	270,222

Gross profit	275,854	216,189	186,824

Commission and licensing fee income – net	22,629	19,928	14,294
Operating expenses	(176,859)	(157,149)	(156,212)

Income before other income (expenses) and provision for income taxes	121,624	78,968	44,906

Other income (expenses):
Interest income	4,208	2,096	2,620
Interest expense	(4)	(93)	(207)
Gain (loss) on sale of marketable securities	29	(182)	(1,013)

Income before provision for income taxes	125,857	80,789	46,306
Provision for income taxes	50,132	30,682	18,330

Net income	$75,725	$50,107	$27,976

Basic income per share	$2.74	$1.85	$1.02

Diluted income per share	$2.68	$1.82	$1.01

Basic weighted average shares of common stock outstanding	27,651	27,068	27,488
Effect of dilutive securities – options and restricted stock	644	417	291

Diluted weighted average shares of common stock outstanding	28,295	27,485	27,779

See notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common Stock		Additional	Retained
	Shares	Amount	Paid-in Capital	Earnings

Balance - December 31, 2007	34,539	$3	$129,913	$169,263
Exercise of stock options	257		2,051
Tax benefit from exercise of options			(258)
Issuance of fully vested restricted stock	276
Stock-based compensation			5,656
Unrealized holding loss on marketable securities (net of tax benefits of $253)
Net income				27,976
Comprehensive income
Forfeiture of accrued dividends				18
Common stock purchased for treasury

Balance - December 31, 2008	35,072	3	137,362	197,257
Exercise of stock options	396		3,904
Tax expense from stock based compensation			497
Issuance of fully vested restricted stock	219
Stock-based compensation			5,940
Unrealized holding gain on marketable securities (net of taxes of $698)
Net income				50,107
Comprehensive income
Forfeiture of accrued dividends				1

Balance - December 31, 2009	35,687	3	147,703	247,365
Exercise of stock options	431	1	5,081
Tax benefit from exercise of options			4,718
Issuance of restricted stock	298
Stock-based compensation			8,271
Unrealized holding gain on marketable securities (net of taxes of $198)
Net income				75,725
Comprehensive income
Forfeiture of accrued dividends				2
Common stock purchased for treasury

Balance - December 31, 2010	36,416	$4	$165,773	$323,092

See notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(in thousands)

	Accumulated
	Other			Total
	Comprehensive	Treasury Stock		Stockholders’	Comprehensive
	Gain (Loss)	Shares	Amount	Equity	Income

Balance - December 31, 2007	$(61)	5,662	$(83,784)	$215,334
Exercise of stock options				2,051
Tax benefit from exercise of options				(258)
Issuance of fully vested restricted stock
Stock-based compensation				5,656
Unrealized holding loss on marketable securities (net of tax benefit of $253)	(335)			(335)	(335)
Net income				27,976	27,976
Comprehensive income					$27,641
Forfeiture of accrued dividends				18
Common stock purchased for treasury		2,600	(44,200)	(44,200)

Balance - December 31, 2008	(396)	8,262	(127,984)	206,242
Exercise of stock options				3,904
Tax expense from exercise of options				497
Issuance of fully vested restricted stock
Stock-based compensation				5,940
Unrealized holding gain on marketable securities (net of taxes of $698)	1,096			1,096	1,096
Net income				50,107	50,107
Comprehensive income					$51,203
Forfeiture of accrued dividends				1

Balance - December 31, 2009	700	8,262	(127,984)	267,787
Exercise of stock options				5,082
Tax benefit from exercise of options				4,718
Issuance of fully vested restricted stock
Stock-based compensation				8,271
Unrealized holding gain on marketable securities (net of taxes of $198)	272			272	272
Net income				75,725	75,725
Comprehensive income					$75,997
Forfeiture of accrued dividends				2
Common stock purchased for treasury		141	(4,559)	(4,559)

Balance - December 31, 2010	$972	8,403	$(132,543)	$357,298

See notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$75,725	$50,107	$27,976
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8,271	5,940	5,656
Tax expense (benefits) from stock based compensation	(4,718)	(497)	258
Depreciation and amortization	9,999	9,560	9,101
Loss on disposal of fixed assets	543	1,153	1,619
Deferred taxes	(798)	(1,928)	1,495
Provision for doubtful accounts and chargebacks	1,576	2,381	(4,145)
Accrued interest on notes receivable – related party	(281)	(198)	(244)
Deferred rent expense and other non-current liabilities	423	271	2,331
Loss (gain) on sale of marketable securities	(29)	182	1,013
Changes in:
Accounts receivable	(8,266)	(5,169)	3,221
Due from factors – excluding advances	(4,985)	(15,939)	2,216
Inventories	(8,804)	1,144	(4,400)
Prepaid expenses, prepaid taxes, deposits and other assets	(4,420)	1,691	3,887
Accounts payable and accrued expenses	19,572	10,561	(10,969)
Accrued incentive compensation	3,603	4,445	1,736
Other liabilities	(538)	638	1,028
Net cash provided by operating activities	86,873	64,342	41,779
Cash flows from investing activities:
Purchase of property and equipment	(3,424)	(3,399)	(8,314)
Purchases of marketable securities	(72,663)	(67,265)	(31,005)
Purchases of notes receivable	(7,004)	—	—
Advance payment on contingent liability	(1,628)	—	—
Maturity/sale of marketable securities	30,092	17,543	74,844
Acquisitions, net of cash acquired *	(40,602)	(5,776)	(4,923)
Net cash (used in) provided by investing activities	(95,229)	(58,897)	30,602

Cash flows from financing activities:
Advances from factor - net	—	(30,168)	30,168
Proceeds from exercise of stock options	5,082	3,904	2,051
Tax benefits from stock based compensation	4,718	497	(258)
Common stock purchased for treasury	(4,559)	—	(44,200)
Net cash provided by (used in) financing activities	5,241	(25,767)	(12,239)

Net (decrease) increase in cash and cash equivalents	(3,115)	(20,322)	60,142
Cash and cash equivalents - beginning of year	69,266	89,588	29,446

Cash and cash equivalents – end of year	$66,151	$69,266	$89,588

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4	$93	$207
Income taxes	$42,651	$30,508	$23,306
Non-cash transactions
Dividend accrual (forfeitures) related to restricted stock	$(2)	$(1)	$(18)

* The amount for 2009 includes $4,526 which was accrued at December 31, 2008. The amount for 2008 includes $3,903 which was accrued at December 31, 2007.

See notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note A - Summary of Significant Accounting Policies

[1]	Organization:

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”), a Delaware corporation, design, source, market and sell women’s, men’s and children’s shoes, for sale worldwide through its wholesale and retail channels under the Steve Madden Women’s, Steven and Madden Men’s brand names and through its wholesale channels under the Stevies, Madden Girl, Madden, l.e.i. (under license), Elizabeth and James (under license) and Big Buddha brand names. In addition, the Company designs, sources, markets and sells name brand and private label fashion handbags and accessories to customers worldwide through its Wholesale Accessories segment. The Wholesale Accessories segment includes Big Buddha, Betsey Johnson, Betseyville and, through license agreements, Daisy Fuentes and Olsenboye accessories brands. Revenue is generated predominantly through the sale of the Company’s brand name merchandise and certain licensed products. At December 31, 2010 and 2009, the Company operated 84 and 89 retail stores (including its e-commerce website as a store), respectively. Revenue is subject to seasonal fluctuations. See Note O for operating segment information.

[2]	Principles of consolidation:

The Consolidated Financial Statements include the accounts of Steven Madden, Ltd. and its wholly owned subsidiaries Steven Madden Retail, Inc., Diva Acquisition Corp., Adesso Madden, Inc., Stevies, Inc., Daniel M. Friedman and Associates, Inc. and Big Buddha, Inc. (collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated.

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

Significant areas involving management estimates include allowances for bad debts, returns and customer chargebacks and contingent payment liability. The Company provides reserves on trade accounts receivables and due from factors for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance related deductions that relate to the current period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by management to estimate the amount of the anticipated customer allowance.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note A - Summary of Significant Accounting Policies (continued)

[5]	Cash equivalents:

Cash equivalents at December 31, 2010 and 2009 amounted to approximately $32,145 and $30,962, respectively, and consisted of money market accounts held primarily at four brokerage companies. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

[6]	Marketable securities:

Marketable securities consist primarily of corporate and federal agency bonds with maturities greater than three months and up to eight years at the time of purchase. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses net of any tax effect reported in stockholders’ equity as accumulated other comprehensive income (loss) until realized. Amortization of premiums and discounts is included in interest income. For the years ended December 31, 2010 and 2009, the amortization of bond premiums was $1,148 and $801, respectively. The schedule of maturities at December 31, 2010 and 2009 are as follows:

	Maturities as of December 31, 2010		Maturities as of December 31, 2009
	1 Year or Less	1 to 8 Years	1 Year or Less	1 to 5 Years
Municipal bonds, U.S. Government and federal agency bonds	$—	$16,542	$—	$9,479
Corporate bonds	13,289	93,741	17,971	58,234
Certificates of deposit	—	4,034	—	—
	$13,289	$114,317	$17,971	$67,713

[7]	Inventories:

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.

[8]	Property and equipment:

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note A - Summary of Significant Accounting Policies (continued)

[9]	Goodwill and intangible assets:

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

Basic income per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase treasury stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For the years ended December 31, 2010, 2009 and 2008, options exercisable into approximately 26,000, 15,000 and 75,000 shares of common stock, respectively, have been excluded in the calculation of diluted income per share as the result would have been antidilutive. For the years ended December 31, 2010, 2009 and 2008, all unvested restricted stock awards were dilutive.

[11]	Advertising costs:

The Company expenses costs of print, radio and billboard advertisements as of the first date the advertisements take place. Advertising expense included in operating expenses amounted to approximately $5,597 in 2010, $4,713 in 2009 and $5,019 in 2008.

[12]	Revenue recognition:

The Company recognizes revenue on wholesale sales when products are shipped pursuant to its standard terms, which are freight on board (“FOB”) warehouse, or when products are delivered to the consolidators as per the terms of the customers’ purchase order, persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is reasonably assured. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company’s commission revenue includes partial recovery of its design, product and development costs for the services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development cost recoveries are recognized as earned when title to the product transfers from the manufacturer to the customer and collections are reasonably assured and are reported on a net basis after deducting related operating expenses.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note A - Summary of Significant Accounting Policies (continued)

The Company licenses its Steve Madden and Steven by Steve Madden trademarks for use in connection with the manufacture, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery, women’s fashion apparel and jewelry. We license our Big Buddha® brand for use in connection with the manufacture, marketing and sale of sunglasses and cold weather accessories. In addition, we license the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, lingerie, swimwear, eyewear, watches and outerwear. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees and international distributors, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.

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

The Company supports retailers’ initiatives to maximize sales of the Company’s products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. In addition, the Company accepts returns for damaged product which is charged back to the responsible factory. Such expenses are reflected in the financial statements as deductions to net sales. For the years ended December 31, 2010, 2009 and 2008 the total deductions to net sales for these expenses were $36,957, $31,078 and $37,291, respectively.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note A - Summary of Significant Accounting Policies (continued)

[16]	Warehouse and shipping costs:

The Company includes all warehouse and distribution costs for the Wholesale segment in the Operating Expenses line on the Consolidated Statements of Income. For the years ended December 31, 2010, 2009 and 2008, the total warehouse and distribution costs included in Operating Expenses were $10,409, $8,488 and $9,229 respectively. The Company’s standard terms of sales are “FOB Steve Madden warehouse” and thus the Company’s wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the Operating Expense line in the Consolidated Statements of Income.

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

[18]	Exit or disposal activity costs:

The Company accounts for its exit and disposal costs by recording an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property. As of December 31, 2010, the Company accrued approximately $1,243 in lease exit costs associated with two stores that were closed prior to the end of their prospective lease terms.

[19]	Employee Benefit Plan:

The Company maintains a tax-qualified 401(k) plan which is available to each of the Company’s eligible employees who elect to participate after meeting certain length-of-service requirements. The Company made discretionary matching contributions of 50% of employees’ contributions up to a maximum of 6% of employees’ compensation which vest to the employees over a period of time. Total matching contributions to the plan for 2010, 2009 and 2008 were approximately $675, $601 and $570, respectively.

[20]	Fair Value of Financial Instruments:

The carrying value of cash and cash equivalents, accounts receivable, due from factors and accounts payable approximate their fair values due to their short-term nature of their underlying terms. The fair values of these financial assets are determined by reference to market data and other valuation techniques, as appropriate. Fair value of the note receivable – related party approximates its carrying value based upon its interest rate, which approximates current market interest rates. As it relates to notes receivable, see Note F for fair value determination.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note A - Summary of Significant Accounting Policies (continued)

[21]	Accounting Standards Adopted In Fiscal 2010:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which expands disclosure requirements relating to fair value measurements. The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1, 2 and 3 and requires gross rather than net disclosures about purchases, sales, issuance and settlements relating to Level 3 measurements. The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities. Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required. The Company adopted the provisions of the guidance as of March 31, 2010, except for disclosure about purchases, sales, issuance and settlements in the roll forward of activity in Level 3 fair value measurement, which is effective for fiscal years beginning after December 15, 2010. Disclosures are not required for earlier periods presented for comparative purposes. The new guidance affects disclosures only and, therefore, the adoption had no impact on the Company’s results of operation or financial position.

A new accounting pronouncement amending the consolidation guidance relating to variable interest entities (“VIE”) became effective for the Company on January 1, 2010. The new guidance replaces the current quantitative model for determining the primary beneficiary of a VIE with a qualitative approach that considers which entity has the power to direct activities that most significantly impact the VIE’s performance and whether the entity has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The adoption of the accounting pronouncement had no impact on the Company’s Consolidated Financial Statements.

[22]	Recently Issued Accounting Standards:

In December of 2010, the FASB issued Accounting Standards Update 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test, which requires an entity to compare the fair value of a reporting unit with its carrying amount, including goodwill. For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Step 2 requires an entity to compare the fair value of a reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by assigning a fair value to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The adoption of ASU 2010-28, which became effective for the Company on January 1, 2011, is not expected to have a material impact on our Consolidated Financial Statements.

In December of 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of ASU 2010-29, which became effective for the Company on January 1, 2011, is not expected to have a material impact on our Consolidated Financial Statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note B – Acquisitions

Betsey Johnson intellectual property

On October 5, 2010, pursuant to a Restructuring Agreement between the Company and Betsey Johnson LLC (“Betsey Johnson”), the Company acquired all right, title and interest in substantially all of the intellectual property of Betsey Johnson, including, among other things, the Betsey Johnson® and Betseyville® trademarks, and certain intellectual property licenses and other contracts, including the right to receive royalties and other income with respect thereto (the “Betsey Johnson Assets”). Management believes that Betsey Johnson® offers meaningful growth opportunity for our business. Prior to the acquisition, Betsey Johnson had licensed to the Company the right to use the Betsey Johnson® and Betseyville® trademarks in connection with the sale and marketing of handbags, small leather goods, belts and umbrellas. The acquisition of the Betsey Johnson Assets was the culmination of a series of transactions. First, in August 2010, the Company purchased from various members of a loan syndicate their respective participations in a term loan in the aggregate outstanding principal amount of $48,750 (the “Loan”) made by the syndicate lenders to Betsey Johnson. The Company paid the syndicate lenders an aggregate purchase price of $29,217, including transaction costs, for their participations in the Loan. The Loan was secured by a first priority security interest in substantially all of the assets of Betsey Johnson and was in default on the date of purchase. On October 5, 2010, the Company entered into the Restructuring Agreement with Betsey Johnson, pursuant to which, in consideration of the elimination of all amounts owed with respect to the Loan, the Company acquired the Betsey Johnson Assets. The Company believes that Betsey Johnson® is a well known, iconic brand and thus the trademark is an indefinite lived asset. As such, the $29,217 purchase price for Betsey Johnson intellectual property will not be amortized, rather it will be tested for impairment on an annual basis or more often if events or circumstances change that could cause the Betsey Johnson intellectual property to become impaired.   The Company made a new secured term loan to Betsey Johnson on October 5, 2010 in the principal amount of $3,000, which accrues interest at the rate of 8% per annum and becomes due on December 31, 2015. The new term loan is secured by a first priority security interest in substantially all of the remaining properties and assets of Betsey Johnson.

Big Buddha

On February 10, 2010, the Company acquired all of the outstanding shares of stock of privately held Big Buddha, Inc. (“Big Buddha”) from its sole stockholder (“Seller”). Founded in 2003, Big Buddha designs and markets fashion-forward handbags to specialty retailers and better department stores. Management believes that Big Buddha is a strategic fit for the Company. The acquisition was completed for consideration of $11,119 in cash, net of cash acquired, plus contingent payments pursuant to an earn-out agreement with the Seller. The earn-out agreement provides for potential payments to the Seller based on the financial performance of Big Buddha handbags for each of the twelve-month periods ending on March 31, 2011, 2012 and 2013. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period. The Company estimates the fair value of the contingent consideration to be $14,000. In December of 2010, the Company made an advance payment of $1,628, reducing the balance of the contingent consideration to $12,372.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note B – Acquisitions (continued)

The transaction was accounted for using the acquisition method required by generally accepted accounting principles in the United States. Accordingly, the assets and liabilities of Big Buddha were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, which are subject to change. The purchase price has been allocated as follows:

Accounts receivable	$668
Inventory	1,212
Prepaid expenses and other current assets	102
Trade name	4,100
Customer relationships	4,900
Non-compete agreement	450
Accounts payable	(171)
Accrued expenses	(442)
Total fair value excluding goodwill	10,819
Goodwill	14,300

Net assets acquired	$25,119

Contingent consideration classified as a liability will be remeasured at fair value at each reporting date, until the contingency is resolved, with changes recognized in earnings. The goodwill related to this transaction is expected to be deductible for tax purposes over 15 years.

The Company incurred approximately $430 in acquisition related costs applicable to the Big Buddha transaction during year ended December 31, 2010. These expenses are included in operating expenses in the Company’s Consolidated Statements of Income.

The results of operations of Big Buddha have been included in the Company’s Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.

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

Note C - Due From Factors

On July 10, 2009, the Company entered into a collection agency agreement with Rosenthal & Rosenthal, Inc (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by Rosenthal at any time upon 60 days’ prior written notice, or by us at any time after the expiration of the first contract year upon 60 days’ prior written notice. Under the agreement, the Company can request advances from the factor of up to 85% of aggregate receivables factored by Rosenthal. The agreement provides the Company with a $30 million credit facility with a $15 million sub-limit for letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The Company also pays a fee of 0.275% of the gross invoice amount factored with Rosenthal. Rosenthal assumes the credit risk on a substantial portion of the receivables the Company refers to it and Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations. On February 10, 2010, the agreement was amended to include foreign accounts receivable.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note C - Due From Factors (continued)

Under the terms of our prior factoring agreement, as amended, which the agreement with Rosenthal replaced, the Company could have requested advances from the factor of up to 85% of aggregate factored receivables. The agreement provided the Company with a $50 million credit facility with a $25 million sub-limit for letters of credit. The Company paid a fee that varied depending on the customer of between 0.15% and 0.25% of the gross invoice amount. The prior factor maintained a lien on all of the Company’s receivables to secure the Company’s obligations and assumed the credit risk for all purchased accounts approved by them with certain exceptions. On July 13, 2009, the Company terminated the prior factoring agreement, effective on September 14, 2009.

As of December 31, 2010 and 2009, the Company assumed the credit risk on approximately $339 and $178 of factored receivables, respectively.

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

Note D – Notes Receivable

As of December 31, 2010, Notes Receivable were comprised of the following:

Due from Bakers Footwear Group, Inc.	$4,024
Due from Betsey Johnson LLC (see Note B)	3,000
Total	$7,024

On August 26, 2010, the Company entered into a Debenture and Stock Purchase Agreement with Bakers Footwear Group, Inc. (“Bakers”) pursuant to which the Company paid $5,000 to acquire a subordinated debenture in the principal amount of $5,000 and 1,844,860 unregistered shares of Bakers common stock which trades on the Over-the-Counter Bulletin Board. The Company allocated $996 of the purchase price to the common stock and $4,004 to the subordinated debenture based upon their relative fair values. Interest accrues on the debenture at the rate of 11% per annum and is payable quarterly in cash. The principal amount of the debenture is payable in four equal installments of $1,250 due on August 31, 2017, 2018, 2019 and 2020. The difference between the $4,004 purchase price of the debenture and the $5,000 principal amount of the debenture is considered original issue discount and is being amortized over the life of the debenture. As of December 31, 2010, the total amount of the discount amortized was $20 bringing the value of the note to $4,024.

Note E - Note Receivable – related party

On June 25, 2007, the Company made a loan to Steven Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000, in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company common stock, which he pledged to the Company as collateral in connection with the loan. Mr. Madden executed a secured promissory note in favor of the Company that had an annual interest rate of 8% and was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated pursuant to an Amended and Restated Secured Promissory Note dated December 19, 2007 which extended the due date to March 31, 2009. A second Amended and Restated Secured Promissory Note dated April 1, 2009 changed the interest rate to 6% and extended the due date of both principal and interest to June 30, 2015. As of December 31, 2010 and 2009, $849 and $568 of interest, respectively, has accrued on the note and has been reflected on the Company’s Consolidated Financial Statements. Due to the 3-for-2 stock split effected on May 3, 2010 (see Note A-3 above) the number of shares securing the loan increased from 510,000 shares to 765,000 shares. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company determined to release from its security interest 555,000 shares of the Company’s common stock, retaining 210,000 shares with a total market value on that date of $6,798, as collateral for the loan.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note F - Fair Value Measurement

The Company adopted the provisions of FASB ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) for financial assets and liabilities effective January 1, 2008. The guidance permits the Company to elect to measure non-financial assets and non-financial liabilities at fair value effective January 1, 2009. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
●	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
●	Level 3: Significant unobservable inputs.

The Company’s financial assets subject to fair value measurements as of December 31, 2010 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$32,145	$32,145	$—	$—
Current marketable securities – available for sale	13,289	13,289	—	—
Investment in Bakers	996	—	996	—
Note receivable – Bakers	4,024	—	—	4,024
Note receivable – Betsey Johnson	3,000	—	—	3,000
Long-term marketable securities – available for sale	114,317	114,317	—	—

Total assets	$167,771	$159,751	$996	$7,024

Liabilities:
Contingent consideration	$12,372	—	—	$12,372

Total liabilities	$12,372	—	—	$12,372

The Company’s financial assets subject to fair value measurements as of December 31, 2009 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Cash equivalents	$30,962	$30,962	—	—
Current marketable securities – available for sale	17,971	17,971	—	—
Long-term marketable securities – available for sale	67,713	67,713	—	—

Total	$116,646	$116,646	—	—

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note F - Fair Value Measurement (continued)

Pursuant to the Debenture and Stock Purchase Agreement with Bakers (see Note D), the Company received 1,844,860 unregistered shares of Bakers common stock, which trades on the OTC Bulletin Board. These shares, which are thinly traded, were valued using the quoted price of similar registered shares of Bakers common stock adjusted for the effect of the transfer restriction, considering factors such as the nature and duration of the transfer restriction, the volatility of the stock and the risk free interest rate. The shares are included in deposits and other assets on the Company’s Consolidated Balance Sheet. For the note receivable due from Bakers (see note D), which was purchased at a substantial discount, the carrying value was determined to be the fair value. For the note receivable due from Betsey Johnson (see Note B), the carrying value was determined to be the fair value. The Company has recorded a liability for contingent consideration as a result of the February 10, 2010 acquisition of Big Buddha, Inc. (see Note B). The contingent consideration may be paid to the seller of Big Buddha based on the financial performance of Big Buddha for each of the twelve-month periods ending on March 31, 2011, 2012 and 2013. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period. In December of 2010, the Company made an advance payment of $1,628 that will be deducted from the March 2011 earn-out payment.

No gains or losses resulting from the fair value measurement of financial assets were included in the Company’s earnings.

Accounting guidance permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The accounting guidance also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar assets and liabilities. The Company has elected not to measure any eligible items at fair value.

Note G - Property and Equipment

The major classes of assets and total accumulated depreciation and amortization are as follows:

	December 31,
	2010	2009

Land and building	$767	$767
Leasehold improvements	37,066	36,181
Machinery and equipment	3,692	3,619
Furniture and fixtures	4,317	4,395
Computer equipment	16,497	15,617

	62,339	60,579
Less accumulated depreciation and amortization	(41,548)	(36,786)

Property and equipment - net	$20,791	$23,793

Depreciation and amortization expense included in operating expenses amounted to approximately $5,824 in 2010, $6,628 in 2009, and $7,140 in 2008.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note H – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment for the year ended December 31, 2010:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount

Balance at January 1, 2010	$1,547	$17,265	$5,501	$24,313
Acquisition of Big Buddha	0	14,300	0	14,300

Balance at December 31, 2010	$1,547	$31,565	$5,501	$38,613

The following table details identifiable intangible assets as of December 31, 2010:

	Estimated Lives	Cost Basis	Accumulated Amortization	Net Carrying Amount

Trade names	6–10 years	$4,550	$709	$3,841
Customer relationships	10 years	11,709	3,177	8,532
License agreements	3–6 years	5,600	5,076	524
Non-compete agreement	5 years	1,380	832	548
Other	3 years	14	14	—

		23,253	9,808	13,445

Betsey Johnson trademarks	indefinite	29,217	—	29,217

		$52,470	$9,808	$42,662

The amortization of intangible assets amounted to $2,972 and is included in operating expenses on the Company’s Consolidated Statements of Income. The estimated future amortization expense of intangibles as of December 31, 2010 is as follows:

2011	$2,434
2012	1,696
2013	1,696
2014	1,688
2015	1,591
Thereafter	4,340

Total	$13,445

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note I – Stock-Based Compensation

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

Common Stock authorized	6,096,000

Stock based awards, including restricted stock and stock options granted, net of expired or cancelled	3,577,000

Common Stock available for grant of stock based awards as of December 31, 2010	2,519,000

In accordance with accounting guidance relating to stock-based compensation, the Company records compensation for all awards based on the fair value of options and restricted stock on the date of grant. Equity-based compensation is included in operating expenses on the Company’s Consolidated Statements of Income. For the years ended December 31, 2010, 2009 and 2008, total equity-based compensation was as follows:

	Years Ended December 31,
	2010	2009	2008
Stock options	$3,724	$1,560	$486
Restricted stock	4,547	4,380	5,170
Total	$8,271	$5,940	$5,656

On March 24, 2008, the Chief Executive Officer and Chairman of the Board of Directors of the Company (the “former CEO”) resigned from his positions. For the purposes of determining any payments to which such former CEO was entitled following his resignation, it was mutually agreed to treat his resignation as a termination without cause, as defined in his employment agreement. Pursuant to an agreement with the Company, 63,750 shares of restricted stock that were due to vest in varying amounts over four years vested on the date of termination. Accordingly, the balance of unamortized stock-based compensation related to the former CEO’s restricted stock of $921 was included as a charge in operating expenses during the quarter ended March 31, 2008.

The Company classifies cash flows resulting from the tax benefits from tax deductions in excess of the compensation costs recognized for those options (tax benefits) as financing cash flows. For the years ended December 31, 2010, 2009 and 2008, the Company realized a tax benefit (expense) from the exercise of stock options of $4,718, $497 and $(258), respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note I – Stock-Based Compensation (continued)

Stock Options

The total intrinsic value of options exercised during 2010, 2009 and 2008 amounted to $11,684, $5,300 and $2,361 respectively. During the years ended December 31, 2010, 2009 and 2008, 391,000 options with a weighted average exercise price of $16.80, 142,500 options with a weighted average exercise price of $13.04 and 37,500 options with a weighted average exercise price of $12.05 vested, respectively. As of December 31, 2010, there were 1,507,000 unvested options with a total unrecognized compensation cost of $9,937 that is expected to be recognized over a weighted-average of 2.9 years.

The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of a special dividend paid in November of 2005 and in November of 2006, the Company historically has not paid dividends and thus the expected dividend rate is assumed to be zero. The weighted average fair value of options granted in 2010, 2009 and 2008 was approximately $12.80, $6.29 and $4.62, respectively, using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008
Volatility	47% to 52%	49% to 52%	43% to 45%
Risk free interest rate	0.84% to 2.16%	1.39% to 2.09%	2.17% to 3.12%
Expected life in years	3 to 4	3 to 4	3 to 4
Dividend yield	0	0	0

Activity relating to stock options granted under the Company’s plans and outside the plans during the three years ended December 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	807,000	$8.30
Granted	608,000	12.89
Exercised	(257,000)	7.97
Cancelled/Forfeited	—	—

Outstanding at December 31, 2008	1,158,000	10.79
Granted	880,000	15.63
Exercised	(396,000)	9.66
Cancelled/Forfeited	(27,000)	11.60

Outstanding at December 31, 2009	1,615,000	13.68
Granted	647,000	33.74
Exercised	(431,000)	12.00
Cancelled/Forfeited	(29,000)	24.05

Outstanding at December 31, 2010	1,802,000	$21.12	5.2 years	$37,126

Exercisable at December 31, 2010	295,000	$15.48	4.3 years	$7,734

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note I – Stock-Based Compensation (continued)

The following table summarizes information about stock options at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$7.50 to $15.00	896,000	4.6	$12.26	232,000	$11.49
$15.01 to $22.00	193,000	5.3	19.34	18,000	19.93
$22.01 to $29.00	187,000	5.6	25.91	3,000	26.00
$29.01 to $37.00	326,000	5.9	33.54	37,000	34.49
$37.01 to $44.00	200,000	6.3	37.81	5,000	37.06

	1,802,000	5.2	$21.12	295,000	$15.48

Restricted Stock

The following table summarizes restricted stock activity during the three years ended December 31, 2010:

	Number of Shares	Weighted Average Fair Value at Grant Date

Outstanding at January 1, 2008	761,000	$20.60
Granted	67,000	14.39
Vested	(276,000)	20.73
Forfeited	(15,000)	22.70

Outstanding at December 31, 2008	537,000	19.69
Granted	134,000	23.41
Vested	(220,000)	17.23
Forfeited	(4,000)	24.39

Outstanding at December 31, 2009	447,000	20.97
Granted	170,000	35.08
Vested	(232,000)	19.52
Forfeited	(10,000)	28.49

Outstanding at December 31, 2010	375,000	$25.80

As of December 31, 2010, there was $7,176 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted-average of 2.4 years. During the years ended December 31, 2010 and 2006, 54,600 and 247,500 restricted stock awards were granted, respectively, to the Company’s Creative and Design Chief of which 95,100 remain restricted as of December 31, 2010. On November 6, 2009, an award of 75,000 shares of restricted stock were granted to Edward R. Rosenfeld, the Company’s Chief Executive Officer and Chairman of the Board, of which 60,000 remain restricted as of December 31, 2010. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. The fair value of the restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $4,537, $4,223 and $5,741, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note J - Preferred Stock

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

Note K – Rights Agreement

On October 30, 2001, the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock. Prior to the declaration of a stock split on March 24, 2010 (see Note A-3), each Right entitled the holder to purchase from the Company seven ten-thousandths (7/10,000) of a share of Series A Preferred at a price of $50 per seven ten-thousandth (7/10,000) of a share. As a consequence of the aforementioned stock split, an automatic adjustment of each Right occurred pursuant to a Rights Agreement dated November 14, 2001 between the Company and American Stock Transfer and Trust Company (the “Rights Agreement”), following which each holder of a Right is now entitled to purchase from the Company four ten-thousandths (4/10,000) of a share of Series A Preferred at a price of $33.33 per four ten-thousandth (4/10,000) of a share. Initially, the Rights will not be exercisable and will automatically trade with the common stock. The Rights become exercisable, in general, ten days following the announcement of a person or group acquiring beneficial ownership of at least 15% of the outstanding voting stock of the Company.

Note L - Operating Leases

The Company leases office, showroom and retail facilities under noncancelable operating leases with terms expiring at various times through 2022. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

2011	$17,679
2012	17,275
2013	15,444
2014	14,470
2015	13,343
Thereafter	37,676

Total	$115,887

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes.

Rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $21,485, $21,087 and $21,808, respectively. Included in such amounts are contingent rents of $3, $23 and $44 in 2010, 2009 and 2008, respectively. For the year ended December 31, 2010, the Company did not record any lease exit costs, however, for the years ended December 31, 2009 and 2008 the Company recorded approximately $1,541 and $1,325 in lease exit costs associated with leases that were terminated prior to the end of their prospective terms.

Rent expense is calculated by amortizing total rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note M - Income Taxes

The components of income before income taxes are as follows:

	2010	2009	2008

Domestic	$88,308	$54,666	$31,395
Foreign	37,549	26,123	14,911

	$125,857	$80,789	$46,306

The income tax provision (benefit) consists of the following:

	2010	2009	2008
Current:
Federal	$36,482	$23,896	$11,932
State and local	8,253	4,403	2,548
Foreign	6,195	4,310	2,609
	50,930	32,609	17,089
Deferred:
Federal	(651)	(1,748)	1,114
State and local	(147)	(179)	127
	(798)	(1,927)	1,241

	$50,132	$30,682	$18,330

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

	December 31,
	2010	2009	2008

Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes - net of federal income tax benefit	3.9	2.9	3.0
Nondeductible items	0.2	0.2	0.4
Valuation allowance	0.5	—	0.9
One-time adjustment for filing prior years’ NY State and NY City amended returns on a combined basis	—	—	0.7
Other	0.2	(0.1)	(0.4)

Effective rate	39.8%	38.0%	39.6%

The Company applies the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note M - Income Taxes (continued)

In accordance with accounting guidance, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as income tax expense on the Consolidated Statements of Income. The Company determines the amount of interest expense to be recognized by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken on a tax return. The Company’s tax returns for 2005 through 2007 are currently under examination by the Internal Revenue Service. The Company’s tax years 2005 through 2010 remain open to examination for most taxing authorities. The Company has no unrecognized tax benefits recorded as of the year ended December 31, 2010. Although it is difficult to predict what would occur to change the Company’s unrecognized tax benefits over the next twelve months, the Company believes that there should be no change during the next twelve months.

As of December 31, 2010, the Company has realized investment losses of $2,750 available to offset future investment gains and thus reduce future taxable income. A deferred tax asset has been established for recognized capital losses on securities which can only be offset to the extent of capital gains. These losses have a five year carryforward. Due to uncertainty in the marketplace and the Company’s recent history of recording little or no capital gains, the Company has recorded a valuation allowance for the entire balance of the investment losses reflecting management’s belief that it is more likely than not that the Company will not generate a sufficient amount of capital gains to offset previously recognized capital losses prior to the five year expiration period of these losses.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Current deferred tax assets:
Receivable allowances	$6,068	$5,449
Inventory	1,341	1,097
Unrealized (gain) loss	(60)	(139)
Accrued expenses	1,729	1,653
Other	1,094	1,187

Gross current deferred tax asset	10,172	9,247
Valuation allowance	(1,094)	(468)

	9,078	8,779
Non-current deferred tax assets (liabilities):
Depreciation and amortization	5,161	4,660
Deferred compensation	2,583	1,612
Deferred rent	2,174	2,006
Amortization of goodwill	(2,142)	(1,158)
Other	68	423

	7,844	7,543

Deferred tax assets	$16,922	$16,322

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note N - Commitments, Contingencies and Other

[1]	Legal proceedings:

(a)
On June 24, 2009, The Center For Environmental Health filed a lawsuit, Center for Environmental Health v. Lulu NYC, LLC, Steve Madden, Ltd., Steve Madden Retail, Inc., et al., Case No. RG09459448, in California Superior Court, Alameda County, against the Company and dozens of other California retailers and vendors of leather, vinyl and/or imitation leather handbags, belts and shoes alleging that the retailers and vendors failed to warn that certain of such products may expose California citizens to lead and lead compounds. The parties agreed to resolve all claims alleged in the litigation pursuant to a consent judgment, the terms of which are not material to the Company’s Consolidated Financial Statements. The consent judgment was approved and entered by the court on June 1, 2010 and, therefore, the litigation is concluded.

(b)
On June 24, 2009, a class action lawsuit, Shahrzad Tahvilian, et al. v. Steve Madden Retail, Inc. and Steve Madden, Ltd., Case No. BC 414217, was filed in the Superior Court of California, Los Angeles County, against the Company and its wholly-owned subsidiary alleging violations of California labor laws. The parties submitted the dispute to private mediation and, on August 31, 2010, reached a settlement on all claims. The court has granted preliminary approval of the settlement. The claims administrator for the class action is currently preparing to send a notice of the settlement to all class members. Once all of the class members’ claims have been received and approved, the settlement will submitted to the court for final approval. Based on the proposed settlement, the Company increased its reserve for this claim from $1,000 to $2,750 in the third quarter of 2010.

(c)
On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. Subsequently, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit. In September of 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1,400. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3,045, and accordingly, a reserve for this amount was recorded as of December 31, 2009. The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, Office of Regulations and Rulings, under internal advice procedures. On September 20, 2010, the Company was advised by legal counsel that U.S. Customs had issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and one of its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable. With respect to the second buying agent, U.S. Customs also ruled that beginning in February of 2002, commissions paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable. However, U.S. Customs found that the Company’s pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer’s agent relationship between the Company and the agent and that commissions paid to the second agent under such buying agreements, in fact, were dutiable. U.S. Customs has not made a formal claim for collection of the duties allegedly owed. At the request of U.S. Customs, the Company has waived the statute of limitations for the collection of the duties allegedly owed until December 5, 2013. The Company is reviewing the ruling, its consequences and the Company’s options with its legal counsel. On the basis of the U.S. Customs ruling, the Company reevaluated the liability in the case and believes that it is not likely to exceed $1,248 and the reserve was reduced from $3,045 to such amount as of September 30, 2010.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note N - Commitments, Contingencies and Other (Continued)

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

Effective January 1, 2011, the Company entered into an employment agreement with Amelia Newton Varela, the Company’s Executive Vice President of Wholesale, to replace an existing employment agreement that expired at the end of 2010. The agreement provides for an annual salary of $450 through December 31, 2013 and provides the opportunity for annual cash incentive bonuses. In addition, on February 1, 2011, Ms. Varela received an option to purchase 100,000 shares of common stock which will vest in equal annual installments over a four-year period commencing on the first anniversary of the grant date.

Effective January 1, 2011, the Company entered into a new employment agreement with Awadhesh Sinha, the Company’s Chief Operating Officer, to replace an existing employment agreement that expired at the end of 2010. The agreement provides for an annual salary of $575 through December 31, 2013. In addition, on December 1, 2010, Mr. Sinha received a grant of 35,000 shares of restricted common stock which will vest in equal annual installments over a three-year period commencing on the first anniversary of the grant date. Additional compensation and bonuses, if any, are at the absolute discretion of the Board of Directors.

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

On November 6, 2009, the Company entered into a new employment agreement with Edward R. Rosenfeld, the Company’s Chief Executive Officer and the Chairman of the Board of Directors, to replace an existing employment agreement that was due to expire on December 31, 2009. The agreement, which expires on December 31, 2012, provides for an annual salary of $400 through December 31, 2009, $500 in 2010, $525 in 2011 and $551 in 2012. In addition, Mr. Rosenfeld received a grant of 75,000 shares of restricted common stock which vests in equal annual installments over a five-year period commencing on the first anniversary of the grant date.

Effective October 7, 2009, the Company entered into a new employment agreement with Robert Schmertz, the Company’s Brand Director, to replace an existing employment agreement that expired at the end of 2009. The new agreement, which expires on December 31, 2012, provides for an annual salary of $600 through December 31, 2009, and $660 for the duration of the term. Additional compensation and bonuses, if any, are at the sole discretion of the Board of Directors. In addition, Mr. Schmertz received an option to purchase 75,000 shares of the Company’s common stock which will vest in equal annual installments over five years commencing on the first anniversary of the date of grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note N - Commitments, Contingencies and Other (Continued)

Effective October 7, 2009, the Company amended its employment agreement with Arvind Dharia, the Company’s Chief Financial Officer, to, among other things, extend the term of his existing employment agreement, which was due to expire at the end of 2009, to December 31, 2011 and increase Mr. Dharia’s annual base salary to $528. The agreement as amended provides for an annual bonus at the discretion of the Board of Directors.

The Company has employment agreements with other executives (the “executives”) which expire between June 30, 2011 and December 31, 2013. Some of these agreements provide for cash bonuses at the discretion of the Board of Directors, and some provide for cash bonuses based primarily upon a percentage of year-to-year increases in earnings before interest, taxes, depreciation and amortization, option grants and non-accountable expense allowances as defined. Base salary commitments for these executives are as follows:

2011	$2,804
2012	1,817
2013	425
$5,046

In connection with their employment agreements, two executives received an aggregate of 47,000 and one executive received 75,000 shares of restricted common stock from the Company in 2010 and 2009, respectively. In addition, five executives received several grants prior to 2008 that vested in 2008 through 2010. The restricted shares vest equally each year over a period of between four to five years and, accordingly, the Company has recorded a charge to operations in the amount of $1,581, $1,675 and $1,614 for the years ended December 31, 2010, 2009 and 2008, respectively.

[3]	Letters of credit:

At December 31, 2010, the Company had open letters of credit for the purchase of imported merchandise of approximately $1,956.

[4]	License agreements:

On January 1, 2010, the Company entered into a license agreement with Jones Investment Co. Inc., under which the Company has the right to use the GLO Jeans® trademark in connection with the sale and marketing of women’s footwear exclusively to K-Mart. The agreement requires the Company to pay the licensor a royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2012.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note N - Commitments, Contingencies and Other (Continued)

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

On March 28, 2007, the Company, through its Accessories Division, entered into a license agreement to design, manufacture and distribute handbags and belts and related accessories under the DF Daisy Fuentes® and the Daisy Fuentes® brands. The agreement requires the Company to pay the licensor a royalty and brand management fees based on a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2012.

Royalty expenses are included in the “cost of goods sold” section of the Company’s Consolidated Statements of Income. Aggregate minimum future royalties excluding renewal options, under these agreements are as follows:

Year Ending December 31,
2011	$2,081
2012	253
$2,334

[5]	Related Party Transactions:

In January 2004, the Company entered into an agreement with JLM Consultants, a company wholly owned by John Madden, one of the Company’s directors and the brother of Steven Madden, the Company’s founder and Creative and Design Chief. Under this agreement, Mr. Madden provides consulting services with respect to the development of international sales of the Company. Pursuant to this agreement, JLM Consultants received a fee and expenses of $1,006, $760 and $760 in 2010, 2009 and 2008, respectively, in addition to fees that Mr. Madden received for service to the Company as a director.

In July 2001, the Company entered into a consulting agreement with Peter J. Solomon & Company (“Solomon”), a financial advisory firm of which Marc Cooper, a former director of the Company from July 2001 through February of 2008, is a managing director. Under this agreement, the firm provided financial advisory and investment banking services to the Company. This agreement, which was amended in March 2004, was terminated on July 11, 2006. The Company paid fees and expenses of $46 to Solomon in 2008 for limited consulting engagements while Mr. Cooper was a director of the Company.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note N - Commitments, Contingencies and Other (Continued)

[6]	Concentrations:

The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company’s marketable securities are principally held at four brokerage companies.

During the year ended December 31, 2010, the Company purchased approximately 13% and 12% of its merchandise from two suppliers in China. Total product purchases from China for the year ended December 31, 2010 was approximately 89%.

During the year ended December 31, 2009, the Company purchased approximately 24%, 14% and 11% of its merchandise from three suppliers in China. Total purchases from China for the year ended December 31, 2009 was approximately 84%.

During the year ended December 31, 2008, the Company purchased approximately 21%, 14% and 10% of its merchandise from three suppliers in China. Total purchases from China for the year ended December 31, 2008 was approximately 93%.

Sales to one customer accounted for 10% of total net sales for the year ended December 31, 2010. Three other customers represented 12%, 12% and 11% of accounts receivable at December 31, 2010.

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

Sales to such customers are included in the Wholesale segment (see Note O). Purchases are made primarily in United States dollars.

[7]	Valuation and qualifying accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount Due from Factor for the years ended December 31:

	2010	2009	2008

Balance at beginning of year	$13,682	$11,301	$15,446
Charged to reserve	—	—	(4,145)
Increase in reserve	1,576	2,381	—

Balance at end of year	$15,258	$13,682	$11,301

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note N - Commitments, Contingencies and Other (Continued)

The following is a summary of goodwill and the related accumulated amortization for the years ended December 31:

	2010	2009	2008
Cost basis
Balance at beginning of year	$24,911	$24,172	$16,520
Acquisitions and purchase price adjustments	14,300	739	7,652
Write-off of impaired assets	—	—	—
Balance at end of year	39,211	24,911	24,172

Accumulated amortization
Balance at beginning of year	598	598	598
Write-off of impaired assets	—	—	—
Balance at end of year	598	598	598

Goodwill	$38,613	$24,313	$23,574

Note O - Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers and specialty stores worldwide, derives revenue from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods, derives revenue from sales to department, mid-tier and specialty stores worldwide. The Retail segment, through the operation of Company owned retail stores and the Company’s website, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the License segment, the Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery and women’s fashion apparel and jewelry.  The Company licenses the  Big Buddha brand for use in connection with the manufacture, marketing and sale of sunglasses and cold weather accessories. In addition,  the Company licences  the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, lingerie, swimwear, eyewear, watches and outerwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note O - Operating Segment Information (continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before other income (expense) and the provision for income taxes. The following is information for the Company’s reportable segments:

Year ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
December 31, 2010:
Net sales to external customers	$402,567	$98,548	$501,115	$134,303			$635,418
Gross profit	156,603	37,926	194,529	81,325			275,854
Commissions and licensing fees - net	—	—	—	—	$17,258	$5,371	22,629
Income from operations	75,543	14,323	89,866	9,129	17,258	5,371	121,624
Depreciation and amortization			5,164	4,631	204	—	9,999
Segment assets	$268,544	$71,856	340,400	65,835	41,461	—	447,696
Capital expenditures			$1,020	$2,404	$—	$—	$3,424

December 31, 2009:
Net sales to external customers	$309,439	$70,406	$379,845	$123,705			$503,550
Gross profit	123,172	23,741	146,913	69,276			216,189
Commissions and licensing fees - net	—	—	—	—	$16,803	$3,125	19,928
Income (loss) from operations	51,360	9,199	60,559	(1,519)	16,803	3,125	78,968
Depreciation and amortization			4,166	5,197	197	—	9,560
Segment assets	$225,533	$42,372	267,905	51,774	7,180	—	326,859
Capital expenditures			$1,249	$2,150	$—	$—	$3,399

December 31, 2008:
Net sales to external customers	$264,479	$66,928	$331,407	$125,639			$457,046
Gross profit	92,903	23,478	116,381	70,443			186,824
Commissions and licensing fees - net	—	—	—	—	$11,567	$2,727	14,294
Income (loss) from operations	25,699	9,089	34,788	(4,176)	11,567	2,727	44,906
Depreciation and amortization			3,751	5,295	55		9,101
Segment assets	$159,133	$36,453	195,586	52,536	36,571	—	284,693
Capital expenditures			$3,551	$4,707	$56	$—	$8,314

Revenues by geographic area for the years ended December 31 are as follows:

	2010	2009	2008
Domestic	$600,637	$481,495	$457,046
International	34,781	22,055	—

Total	$635,418	$503,550	$457,046

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
($ in thousands except share and per share data)

Note P - Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009:

	March 31,	June 30,	September 30,	December 31,
2010:
Net sales	$131,608	$158,664	$184,118	$161,028
Cost of sales	71,671	89,815	106,610	91,468
Gross profit	59,937	68,849	77,508	69,560
Commissions, royalty and licensing fee income - net	6,184	5,229	6,587	4,629
Net income	$15,385	$19,799	$22,916	$17,625
Net income per share:
Basic	0.56	0.72	0.83	0.63
Diluted	0.55	0.70	0.81	0.62

2009:
Net sales	$107,429	$116,472	$140,138	$139,511
Cost of sales	63,942	66,909	78,462	78,048
Gross profit	43,487	49,563	61,676	61,463
Commissions, royalty and licensing fee income - net	2,905	7,362	5,726	3,935
Net income	$6,577	$12,144	$17,831	$13,555
Net income per share:
Basic	0.25	0.45	0.66	0.50
Diluted	0.24	0.44	0.64	0.49

 Exhibits.

2.01
Stock Purchase Agreement dated February 10, 2010 between the Company and Jeremy Bassan (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the Securities and Exchange Commission on November 9, 2010)

2.02
Restructuring Agreement dated October 5, 2010 among the Company, BJ Acquisition LLC, BJ Agent LLC, Betsey Johnson LLC, Betsey Johnson (UK) Limited, Betsey Johnson Canada Ltd., BJ Vines, Inc., Betsey Johnson, Chantal Bacon, Castanea Family Investments, LLC, Castanea Family Holdings, LLC and Castanea Partners Fund III, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010)

3.01
Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 1998)

3.02
Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2008)

4.01
Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 29, 1993)

4.02
Rights Agreement dated November 14, 2001 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2001)

10.01
Second Amended and Restated Secured Promissory Note dated April 6, 2009 of Steven Madden to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2009)

10.02
Consulting Agreement effective August 1, 2004 among the Company, John Madden and J.L.M. Consultants Inc., as amended by Amendment No. 1 dated March 10, 2005 and Amendment No. 2 dated April 14, 2005 (incorporated by reference to Exhibits 10.9, 10.10 and 10.11 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 14, 2006)

10.03
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the Securities and Exchange Commission on November 9, 2010)

10.04
Amendment to Collection Agency Agreement dated February 16, 2010 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 12, 2010)

10.05
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009)

10.06
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009)

10.07
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009)

10.08
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009)

10.09
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009)

10.10
Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009)

10.11
Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009)

10.12
Earn-Out Agreement dated February 10, 2010 among the Company, Jeremy Bassan and Big Buddha, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2010)

10.13
Purchase and Sale Agreement for Distressed Trades dated August 26, 2010 between BJ Acquisition LLC and Paradox Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the Securities and Exchange Commission on November 9, 2010)

10.14
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2005)

10.15
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009)

10.16
Employment Agreement dated January 1, 1998 between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001)#

10.17
Amendment No. 1 dated June 29, 2001 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed August 14, 2001)#

10.18
Amendment No. 2 dated October 30, 2002 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)#

10.19
Amendment No. 3 dated February 1, 2006 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006)#

10.20
Amendment No. 4 dated October 7, 2009 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009)#

10.21
Employment Agreement dated June 15, 2005 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2005)#

10.22
Amendment No. 1 dated November 6, 2007 to Employment Agreement between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)#

10.23
Amendment No. 2 dated October 14, 2008 and effective October 1, 2008 to Employment Agreement between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2008)#

10.24
Employment Agreement dated December 1, 2010 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2010)#

10.25	Amendment dated February 25, 2011 to Employment Agreement dated December 1, 2010 between the Company and Awadhesh Sinha†#

10.26
Employment Agreement dated October 7, 2009 between the Company and Robert Schmertz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009)#

10.27
Employment Agreement effective as of April 29, 2008 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010)#

10.28
Employment Agreement dated January 31, 2011 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2011)#

10.29
Employment Agreement dated November 6, 2009 between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2009)#

10.30
Amendment No. 1 dated March 8, 2010 to Employment Agreement between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 12, 2010)#

10.31
The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to Exhibit 10.A to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 26, 2004)#

10.32
2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), approved and adopted on May 22, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2009)#

10.33
Form of Non-Qualified Stock Option Agreement (Chief Executive Officer) under the Company’s 2006 Stock Incentive Plan, as amended, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.34
Form of Non-Qualified Stock Option Agreement (Employee without Employment Agreement) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.35
Form of Non-Qualified Stock Option Agreement (Employee with Employment Agreement) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.36
Form of Restricted Stock Agreement (Chief Executive Officer) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.37
Form of Restricted Stock Agreement (Employee without Employment Agreement) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.38
Form of Restricted Stock Agreement (Employee with Employment Agreement) under the Company’s 2006 Stock Incentive Plan, as adopted October 30, 2007 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.39
Form of Restricted Stock Agreement under the Company’s 2006 Stock Incentive Plan used for grants made to non- employee directors from March 2006 through May 2007, with a schedule setting forth the name of each of the recipients, the date of the grant and the number of shares (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.40
Restricted Stock Agreement dated June 9, 2006 between Steven Madden and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.41
Restricted Stock Agreement dated March 6, 2007 between Arvind Dharia and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

10.42
Restricted Stock Agreement dated March 9, 2007 between Robert Schmertz and the Company (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)#

21.01	Subsidiaries of the Registrant†

23.01	Consent of EisnerAmper LLP†

24.01	Power of Attorney (included on signature page hereto)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.

#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(b) of this Annual Report on Form 10-K.