Form 10-Q
period 2011-03-31
STEVEN MADDEN, LTD.
filed 2011-05-09
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of May 3, 2011, the latest practicable date, there were 28,210,771 shares of the registrant’s common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,	March 31,
	2011	2010	2010
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,354	$66,151	$69,221
Accounts receivable, net of allowances of $2,442, $2,458 and $1,175	26,891	18,742	8,120
Due from factor, net of allowances of $9,515, $12,800 and $10,913	70,115	52,206	56,689
Inventories	33,845	39,557	23,929
Marketable securities – available for sale	10,733	13,289	17,998
Prepaid expenses and other current assets	10,456	11,044	13,599
Deferred taxes	9,101	9,078	8,785

Total current assets	221,495	210,067	198,341

Notes receivable	7,159	7,024	—
Note receivable – related party	3,907	3,849	3,613
Property and equipment, net	22,644	20,791	22,487
Deferred taxes	7,894	7,844	7,368
Deposits and other	2,565	2,529	1,810
Marketable securities – available for sale	117,709	114,317	70,174
Goodwill – net	38,613	38,613	36,613
Intangibles – net	42,047	42,662	15,564

Total Assets	$464,033	$447,696	$355,970

LIABILITIES
Current liabilities:
Accounts payable	$37,354	$37,089	$24,016
Accrued expenses	19,249	18,425	15,501
Income taxes payable	8,012	—	7,960
Accrued incentive compensation	3,888	15,917	3,709

Total current liabilities	68,503	71,431	51,186

Contingent payment liability	10,458	12,372	12,000
Deferred rent	5,661	5,467	5,094
Other liabilities	1,042	1,128	1,621

Total Liabilities	85,664	90,398	69,901

Commitments, contingencies and other

STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued
Common stock – $.0001 par value, 60,000 shares authorized, 36,545, 36,416 and 35,818 shares issued, 28,142, 28,013 and 27,556 outstanding	4	4	3
Additional paid-in capital	169,074	165,773	150,378
Retained earnings	340,944	323,092	262,752
Other comprehensive income:
Unrealized gain on marketable securities (net of taxes)	890	972	920
Treasury stock – 8,403, 8,403 and 8,262 shares at cost	(132,543)	(132,543)	(127,984)

Total Stockholders’ Equity	378,369	357,298	286,069

Total Liabilities and Stockholders’ Equity	$464,033	$447,696	$355,970

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$165,755	$131,608

Cost of sales	96,623	71,671

Gross profit	69,132	59,937

Commission and licensing fee income – net	4,567	6,184
Operating expenses	(46,244)	(41,262)

Income from operations	27,455	24,859
Interest and other income – net	1,517	784

Income before provision for income taxes	28,972	25,643
Provision for income taxes	11,120	10,258

Net income	$17,852	$15,385

Basic net income per share	$0.64	$0.56

Diluted net income per share	$0.63	$0.55

Basic weighted average common shares outstanding	27,965	27,455
Effect of dilutive securities – options/restricted stock	561	700

Diluted weighted average common shares outstanding	28,526	28,155

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income	$17,852	$15,385
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Tax benefit from the exercise of options	(544)	(527)
Depreciation and amortization	2,209	2,443
Loss on disposal of fixed assets	463	366
Non-cash compensation	2,525	1,816
Provision for doubtful accounts and chargebacks	(3,301)	(1,594)
Accrued interest on note receivable – related party	(58)	(45)
Deferred rent expense	194	50
Realized (gain) on sale of marketable securities	(45)	—
Changes in:
Accounts receivable	(8,133)	35
Due from factor	(14,624)	(7,581)
Inventories	5,712	6,789
Prepaid expenses, deposits and other assets	552	(2,694)
Accounts payable and other accrued expenses	(4,383)	(1,318)

Net cash (used in) provided by operating activities	(1,581)	13,125

Cash flows from investing activities:
Purchases of property and equipment	(3,702)	(668)
Purchases of marketable securities	(12,890)	(6,332)
Sale of marketable securities	11,600	4,000
Acquisition, net of cash acquired	—	(11,029)

Net cash used in investing activities	(4,992)	(14,029)

Cash flows from financing activities:
Proceeds from exercise of stock options	232	332
Tax benefit from the exercise of options	544	527

Net cash provided by financing activities	776	859

Net decrease in cash and cash equivalents	(5,797)	(45)
Cash and cash equivalents – beginning of period	66,151	69,266

Cash and cash equivalents – end of period	$60,354	$69,221

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2011
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the three-month period ended March 31, 2011 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2010 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 28, 2011.

Note B – 2010 Stock Split

On March 24, 2010, the Company’s Board of Directors declared a 3-for-2 stock split of the Company’s outstanding shares of common stock, effected in the form of a stock dividend on the Company’s outstanding common stock. Stockholders of record at the close of business on April 20, 2010 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on that date. The additional shares were distributed on May 3, 2010. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives effect to this stock split, applied retroactively.

Note C – Use of Estimates

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

Note D – Due To and From Factor

The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days’ prior written notice. Under the agreement, the Company can request advances from the factor of up to 85% of aggregate receivables factored by Rosenthal. The agreement provides the Company with a $30 million credit facility with a $15 million sub-limit for letters of credit, at an interest rate based, at the Company’s election, upon either the prime rate or LIBOR. The Company also pays a fee of 0.275% of the gross invoice amount factored with Rosenthal. Rosenthal assumes the credit risk on a substantial portion of the receivables the Company refers to it and Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations. On February 10, 2010, the agreement was amended to include foreign accounts receivable.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2011
($ in thousands except share and per share data)

Note E – Notes Receivable

As of March 31, 2011, Notes Receivable were comprised of the following:

Due from Bakers Footwear Group, Inc.	$4,040
Due from Betsey Johnson LLC (see Note R)	3,119
Total	$7,159

On August 26, 2010, the Company entered into a Debenture and Stock Purchase Agreement with Bakers Footwear Group, Inc. (“Bakers”) pursuant to which the Company paid $5,000 to acquire a subordinated debenture in the principal amount of $5,000 and 1,844,860 unregistered shares of Bakers common stock which trades on the Over-the-Counter Bulletin Board. The Company allocated $996 of the purchase price to the common stock and $4,004 to the subordinated debenture based upon their relative fair values. Interest accrues on the debenture at the rate of 11% per annum and is payable quarterly in cash. The principal amount of the debenture is payable by Bakers in four equal installments of $1,250 due on August 31, 2017, 2018, 2019 and 2020. The difference between the $4,004 purchase price of the debenture and the $5,000 principal amount of the debenture is considered original issue discount and is being amortized over the life of the debenture. As of March 31, 2011, the total amount of the discount amortized was $36 bringing the value of the note to $4,040.

Note F Note Receivable – Related Party

On June 25, 2007, the Company made a loan to Steven Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000, in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company common stock, which he pledged to the Company as collateral in connection with the loan. Mr. Madden executed a secured promissory note in favor of the Company that had an annual interest rate of 8% and was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated pursuant to an Amended and Restated Secured Promissory Note dated December 19, 2007, which extended the due date to March 31, 2009. A second Amended and Restated Secured Promissory Note dated April 1, 2009 changed the interest rate to 6% and extended the due date for the repayment of all principal and interest outstanding to June 30, 2015. As of March 31, 2011 and 2010, $907 and $613 of interest, respectively, has accrued on the note and has been reflected in the Company’s Condensed Consolidated Financial Statements. Due to the 3-for-2 stock split effected on May 3, 2010 the number of shares securing the loan increased from 510,000 shares to 765,000 shares. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company determined to release from its security interest 555,000 shares of the Company’s common stock, retaining 210,000 shares with a total market value on that date of $6,798, as collateral for the loan.

Note G – Marketable Securities

Marketable securities consist primarily of corporate and U.S. government and federal agency bonds with maturities greater than three months and up to eight years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income and is not material. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2011
($ in thousands except share and per share data)

Note H – Fair Value Measurement

The accounting guidance under “Fair Value Measurements and Disclosures” (“ASC 820-10”) permits the Company to elect to measure non-financial assets and non-financial liabilities at fair value effective January 1, 2009. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
●	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
●	Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2011 and December 31, 2010 are as follows:

		March 31, 2011
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$41,609	$41,609	$—	$—
Current marketable securities – available for sale	10,733	10,733	—	—
Investment in Bakers	996	—	996	—
Note receivable – Bakers	4,040	—	—	4,040
Note receivable – Betsey Johnson	3,119	—	—	3,119
Long-term marketable securities – available for sale	117,709	117,709	—	—

Total assets	$178,206	$170,051	$996	$7,159

Liabilities:
Contingent consideration – current	$1,914	—	—	$1,914
Contingent consideration – non-current	10,458	—	—	10,458

Total liabilities	$12,372	—	—	$12,372

		December 31, 2010
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$32,145	$32,145	$—	$—
Current marketable securities – available for sale	13,289	13,289	—	—
Investment in Bakers	996	—	996	—
Note receivable – Bakers	4,024	—	—	4,024
Note receivable – Betsey Johnson	3,000	—	—	3,000
Long-term marketable securities – available for sale	114,317	114,317	—	—

Total assets	$167,771	$159,751	$996	$7,024
Liabilities:
Contingent consideration	$12,372	—	—	$12,372

Total liabilities	$12,372	—	—	$12,372

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2011
($ in thousands except share and per share data)

Note H – Fair Value Measurement (continued)

Pursuant to the Debenture and Stock Purchase Agreement with Bakers (see Note E), the Company acquired 1,844,860 unregistered shares of Bakers common stock, which trades on the OTC Bulletin Board. These shares, which are thinly traded, were valued using the quoted price of similar registered shares of Bakers common stock adjusted for the effect of the transfer restriction, considering factors such as the nature and duration of the transfer restriction, the volatility of the stock and the risk free interest rate. The shares are included in deposits and other assets on the Company’s Condensed Consolidated Balance Sheets. For the note receivable due from Bakers (see Note E), which was purchased at a substantial discount, the carrying value was determined to be the fair value. For the note receivable due from Betsey Johnson (see Note R), the carrying value was determined to be the fair value.

The Company has recorded a liability for contingent consideration as a result of the February 10, 2010 acquisition of Big Buddha, Inc. (see Note R). The contingent consideration may be payable to the seller of Big Buddha based on the financial performance of Big Buddha for each of the twelve-month periods ending on March 31, 2011, 2012 and 2013. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period. The contingent liability for the twelve-month period ended March 31, 2011 was $3,542, $1,628 of which was paid in advance in December 2010, and the balance of which is included in accrued liabilities as of March 31, 2011.

No gains or losses resulting from the fair value measurement of financial assets were included in the Company’s earnings.

Accounting guidance permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The accounting guidance also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar assets and liabilities. The Company has elected not to measure any eligible items at fair value.

Note I – Inventories

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.

Note J – Fair Value of Financial Instruments

The carrying value of certain financial instruments such as accounts receivable, due from factor and accounts payable approximate their fair values due to the short-term nature of their underlying terms. The fair values of these financial instruments are determined by reference to market data and other valuation techniques, as appropriate. Fair value of the note receivable – related party approximates its carrying value based upon its interest rate, which approximates current market interest rates.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2011
($ in thousands except share and per share data)

Note K – Revenue Recognition (continued)

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

Note L – Taxes Collected From Customers

The Company accounts for certain taxes collected from its customers in accordance with the accounting guidance which permits companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). Taxes within the scope of the accounting guidance would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. The Company has consistently recorded all taxes on a net basis.

Note M – Sales Deductions

The Company supports retailers’ initiatives to maximize sales of the Company’s products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. In addition, the Company accepts returns for damaged products for which the Company’s costs are normally charged back to the responsible factory. Such expenses are reflected in the financial statements as deductions to net sales. For the three-month periods ended March 31, 2011 and 2010, the total deduction to net sales for these expenses was $7,433 and $6,336, respectively.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2011
($ in thousands except share and per share data)

Note O – Income Taxes

The Company’s effective income tax rate for the quarters ended March 31, 2011 and 2010 was 38.3% and 40.0%, respectively. The primary reason for this decrease is that this year’s tax provision does not include a valuation allowance while last year’s tax provision included a valuation allowance that increased the effective tax rate by 74 basis points. A decrease in expenses that are non-deductable for tax purposes also contributed to the lower effective income tax rate in the first quarter of 2011.

Note P – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted stock subject to forfeiture. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and b) nonvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2011, options exercisable into approximately 116,000 shares of common stock have been excluded in the calculation of diluted income per share as the result would have been antidilutive. For the three months ended March 31, 2010, no stock options were excluded from the calculation. For the quarters ended March 31, 2011 and 2010, the unvested restricted stock awards were dilutive.

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

Common stock authorized	6,096,000

Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	3,873,000

Common stock available for grant of stock-based awards as of March 31, 2011	2,223,000

Total equity-based compensation for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2011	2010

Restricted stock	$1,337	$1,286
Stock options	1,188	530

Total	$2,525	$1,816

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2011
($ in thousands except share and per share data)

Note Q– Stock-Based Compensation (continued)

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three-month periods ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010

Proceeds from stock options exercised	$232	$332
Intrinsic value of stock options exercised	$289	$588

During the three months ended March 31, 2011, 123,125 options vested with a weighted average exercise price of $15.57. During the three months ended March 31, 2010, 32,498 options vested with a weighted average exercise price of $11.87. As of March 31, 2011, there were 1,561,000 unvested options with a total unrecognized compensation cost of $11,786 and an average vesting period of 3.1 years. As of March 31, 2010, there were 1,347,000 unvested options with a total unrecognized compensation cost of $6,343 and an average vesting period of 3.1 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The weighted average fair value of options granted during the three months ended March 31, 2011 and 2010 was approximately $15.70 and $10.07, respectively, using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010
Volatility	47.6% to 48.7%	50%
Risk free interest rate	1.43% to 1.63%	1.87% to 2.16%
Expected life in years	3.4 to 4.4	3.4 to 3.9
Dividend yield	0	0

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2011
($ in thousands except share and per share data)

Note Q – Stock-Based Compensation (continued)

Activity relating to stock options granted under the Company’s plans and outside the plans during the three months ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	1,802,000	$21.12
Granted	266,000	40.78
Exercised	(12,000)	19.94
Cancelled/Forfeited	(96,000)	30.07

Outstanding at March 31, 2011	1,960,000	$23.36	5.2 years	$45,837

Exercisable at March 31, 2011	399,000	$17.49	4.2 years	$11,732

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2011 and 2010:

	2011		2010
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at January 1	375,000	$25.80	447,000	$20.97
Granted	71,000	43.99	70,000	28.39
Vested	(47,000)	19.89	(93,000)	21.24
Forfeited	—	—	(3,000)	22.70

Non-vested at March 31	399,000	$29.72	421,000	$22.13

As of March 31, 2011, there was $9,124 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 2.8 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2011
($ in thousands except share and per share data)

Note R – Acquisitions

Betsey Johnson intellectual property

On October 5, 2010, pursuant to a Restructuring Agreement between the Company and Betsey Johnson LLC (“Betsey Johnson”), the Company acquired all right, title and interest in substantially all of the intellectual property of Betsey Johnson, including, among other things, the Betsey Johnson® and Betseyville® trademarks, and certain intellectual property licenses and other contracts, including the right to receive royalties and other income with respect thereto (the “Betsey Johnson Assets”). Management believes that the Betsey Johnson Assets offer meaningful growth opportunity for the Company. Prior to the acquisition, Betsey Johnson had licensed to the Company the right to use the Betsey Johnson® and Betseyville® trademarks in connection with the sale and marketing of handbags, small leather goods, belts and umbrellas. The acquisition of the Betsey Johnson Assets was the culmination of a series of transactions. First, in August 2010, the Company purchased from various members of a loan syndicate their respective participations in a term loan in the aggregate outstanding principal amount of $48,750 (the “Loan”) made by the syndicate lenders to Betsey Johnson. The Company paid the syndicate lenders an aggregate purchase price of $29,217, including transaction costs, for their participations in the Loan. The Loan was secured by a first priority security interest in substantially all of the assets of Betsey Johnson and was in default on the date of purchase. On October 5, 2010, the Company entered into the Restructuring Agreement with Betsey Johnson, pursuant to which, in consideration of the elimination of all amounts owed with respect to the Loan, the Company acquired the Betsey Johnson Assets. The Company believes that Betsey Johnson® is a well known, iconic brand and thus the trademark is an indefinite lived asset. As such, the $29,217 purchase price for the Betsey Johnson intellectual property will not be amortized, rather, it will be tested for impairment on an annual basis or more often if events or circumstances change that could cause the Betsey Johnson intellectual property to become impaired. The Company made a new secured term loan to Betsey Johnson on October 5, 2010 in the principal amount of $3,000, which accrues interest at the rate of 8% per annum and becomes due on December 31, 2015. As of March 31, 2011, $119 of interest has accrued on the note and has been reflected on the Company’s Condensed Consolidated Financial Statements. The new term loan is secured by a first priority security interest in substantially all of the remaining properties and assets of Betsey Johnson.

Big Buddha

On February 10, 2010, the Company acquired all of the outstanding shares of stock of privately held Big Buddha, Inc. (“Big Buddha”) from its sole stockholder (“Seller”). Founded in 2003, Big Buddha designs and markets fashion-forward handbags to specialty retailers and better department stores. Management believes that Big Buddha is a strategic fit for the Company. The acquisition was completed for consideration of $11,119 in cash, net of cash acquired, plus contingent payments pursuant to an earn-out agreement with the Seller. The earn-out agreement provides for potential payments to the Seller based on the financial performance of Big Buddha handbags for each of the twelve-month periods ending on March 31, 2011, 2012 and 2013. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period. The Company estimated the fair value of the contingent consideration to be $14,000. The contingent liability for the twelve-month period ended March 31, 2011 was $3,542, $1,628 of which was paid in advance in December 2010, and the balance of which is included in accrued expenses as of March 31, 2011.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2011
($ in thousands except share and per share data)

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

The Company incurred approximately $430 in acquisition related costs applicable to the Big Buddha transaction during the year ended December 31, 2010. These expenses were included in operating expenses in the Company’s Condensed Consolidated Statements of Income for the year ended December 31, 2010.

The results of operations of Big Buddha have been included in the Company’s Condensed Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.

Note S – Goodwill and Intangible Assets

There were no additions to intangible assets during the three months ended March 31, 2011. The following is a summary of the carrying amount of goodwill by segment as of March 31, 2011:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount

Balance at March 31, 2011	$1,547	$31,565	$5,501	$38,613

The following table details identifiable intangible assets as of March 31, 2011:

	Estimated Lives	Cost Basis	Accumulated Amortization	Net Carrying Amount

Trade names	6–10 years	$4,550	$826	$3,724
Customer relationships	10 years	11,709	3,470	8,239
License agreements	3–6 years	5,600	5,207	393
Non-compete agreement	5 years	1,380	906	474
Other	3 years	14	14	—

		23,253	10,423	12,830

Betsey Johnson trademarks	indefinite	29,217	—	29,217

		$52,470	$10,423	$42,047

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2011
($ in thousands except share and per share data)

Note S– Goodwill and Intangible Assets (continued)

The estimated future amortization expense of purchased intangibles as of March 31, 2011 is as follows:

2011 (remaining nine months)	$1,819
2012	1,696
2013	1,696
2014	1,688
2015	1,590
Thereafter	4,341

$12,830

Note T – Comprehensive Income

Comprehensive income for the three-month periods ended March 31, 2011 and 2010, after considering other comprehensive income including unrealized gain (loss) on marketable securities of ($82) and $220, was $17,770 and $15,605, respectively.

Note U – Commitments, Contingencies and Other

[1] Legal proceedings:

(a)
On June 24, 2009, a class action lawsuit, Shahrzad Tahvilian, et al. v. Steve Madden Retail, Inc. and Steve Madden, Ltd., Case No. BC 414217, was filed in the Superior Court of California, Los Angeles County, against the Company and its wholly-owned subsidiary alleging violations of California labor laws. The parties submitted the dispute to private mediation and, on August 31, 2010, reached a settlement on all claims. The court has granted preliminary approval of the settlement. All claims submitted by class members have been filed and the hearing on final approval of the settlement is scheduled for May 10, 2011. Based on the proposed settlement, the Company increased its reserve for this claim from $1,000 to $2,750 in the third quarter of 2010.

(b)
On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. Subsequently, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit. In September of 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1,400. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3,045, and accordingly, a reserve for this amount was recorded as of December 31, 2009. The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, Office of Regulations and Rulings, under internal advice procedures. On September 20, 2010, the Company was advised by legal counsel that U.S. Customs had issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and one of its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable. With respect to the second buying agent, U.S. Customs also ruled that beginning in February of 2002, commissions paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable. However, U.S. Customs found that the Company’s pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer’s agent relationship between the Company and the agent and that commissions paid to the second agent

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2011
($ in thousands except share and per share data)

Note U – Commitments, Contingencies and Other (continued)

(c)
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

(d)
The Company has been named as a defendant in certain other lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the Company’s financial position or results of operations. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts in its annual report.

[2] Subsequent Events:

The Company’s Board of Directors has declared a three-for-two stock split, in the form of a stock dividend, of the Company’s outstanding shares of common stock. The stock split will entitle all stockholders of record at the close of business on May 20, 2011 to receive one additional share of the Company’s common stock for every two shares of common stock held on that date. The additional shares are expected to be distributed to stockholders on or about May 31, 2011 by the Company’s transfer agent. As a result of the stock split, the number of outstanding shares of the Company’s common stock will increase to approximately 42.3 million shares from approximately 28.2 million shares outstanding prior to the split.

Note V – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers and specialty stores worldwide, derives revenue from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods, derives revenue from sales to department, mid-tier and specialty stores worldwide. The Retail segment, through the operation of Company owned retail stores and the Company’s website, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the License segment, the Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of cold weather accessories, sunglasses, eyewear, outerwear, bedding, hosiery and women’s fashion apparel and jewelry. The Company licenses the Big Buddha® brand for use in connection with the manufacture, marketing and sale of sunglasses and cold weather accessories. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, lingerie, swimwear, eyewear, watches and outerwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2011
($ in thousands except share and per share data)

Note V – Operating Segment Information (continued)

Quarter ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
March 31, 2011:
Net sales to external customers	$108,451	$25,808	$134,259	$31,496			$165,755
Gross profit	40,750	10,077	50,827	18,305			69,132
Commissions and licensing fees – net	—	—	—	—	$2,675	$1,892	4,567
Income from operations	18,207	4,626	22,833	55	2,675	1,892	27,455
Segment assets	$284,110	$73,348	357,458	62,814	43,761	—	464,033
Capital expenditures			$2,416	$1,286	$—	$—	$3,702

March 31, 2010:
Net sales to external customers	$82,755	$20,337	$103,092	$28,516			$131,608
Gross profit	35,432	8,338	43,770	16,167			59,937
Commissions and licensing fees – net	—	—	—	—	$4,946	$1,238	6,184
Income (loss) from operations	16,741	3,055	19,796	(1,121)	4,946	1,238	24,859
Segment assets	$195,389	$73,031	268,420	51,953	35,597	—	355,970
Capital expenditures			$264	$404	$—	$—	$668

Revenues by geographic area for the quarters ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010

Domestic	$156,811	$125,997
International	8,944	5,611

Total	$165,755	$131,608

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this document.

This Quarterly Report contains certain “forward-looking statements” as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, forward-looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2010. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

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

We continued our trend of positive sales and earnings growth during the first quarter of 2011. Consolidated net sales for the first quarter of 2011 increased 26% to $165,755 compared to $131,608 in the first quarter of 2010. This growth in net sales was partially due to the transition of our primarily private label business with Wal-mart, Target and J.C. Penney from a commission model to wholesale customers that began during 2010. In addition, our two new brands, Big Buddha shoes, which began shipping in the third quarter of 2010, and Betsey Johnson shoes, which began shipping in the first quarter of 2011, also contributed to the increase in net sales. Finally, incremental sales from our new Big Buddha accessories brand, which we acquired on February 10, 2010, and organic growth in our Madden Girl, Madden and Kids brands as well as our international business contributed to our net sales increase in the first quarter.

During the quarter ended March 31, 2011, net income increased to $17,852 compared to $15,385 in the same period of last year. Diluted earnings per share increased to $0.63 per share on 28,526,000 diluted weighted average shares outstanding compared to $0.55 per share on 28,155,000 diluted weighted average shares outstanding in the first quarter of last year.

Our gross margin decreased to 41.7% in the first quarter of 2011, compared to the 45.5% achieved in the first quarter of 2010. The decrease in gross margin was primarily due to several changes in our product mix towards businesses that have relatively lower gross margins. For example, our gross margins for our primarily private label business with Wal-mart, Target and J.C. Penney tend to be lower than the gross margins for our other wholesale customers. Our private label Madden Zone accessories business, which realized a 157% growth in net sales in the first quarter of 2011, has a gross margin that is lower than the rest of our accessories businesses. Our international business, which grew 59% in the first quarter of 2011, also has lower gross margins when compared to our other wholesale businesses. In addition, as we have added new product lines to our wholesale business, our Retail segment, which historically achieves higher gross margins than our Wholesale segment, is becoming a smaller percentage of our overall business resulting in a decrease in our total Company gross margin.

In our Retail segment, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout the first quarters of 2011 and 2010) increased 12%. As of March 31, 2011, we had 83 stores in operation, compared to 85 stores as of March 31, 2010. Sales per square foot increased to $766 in 2011 compared to sales per square foot of $672 achieved in 2010.

As of March 31, 2011, our total inventory increased to $33,845 from $23,929 as of March 31, 2010, primarily due to our new Big Buddha shoes, Betsey Johnson shoes, Material Girl and Madden divisions as well as increased inventory levels necessary to support the growth in net sales in our Retail segment. Our inventory turnover (calculated on a trailing twelve month average) decreased to 9.5 times compared to 10.4 times last year, partially due to our new Big Buddha accessories business, which maintains open stock inventory for its re-order business resulting in a slower inventory turn than our other wholesale businesses. Our accounts receivable average collection days was 56 days in the first quarter of 2011 compared to 55 days during the same period of last year. As of March 31, 2011, we had $188,796 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders’ equity of $378,369. Working capital increased to $152,992 as of March 31, 2011, compared to $147,155 on March 31, 2010.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information
Three Months Ended
March 31
($ in thousands)

	2011		2010
CONSOLIDATED:

Net sales	$165,755	100%	$131,608	100%
Cost of sales	96,623	58	71,671	54
Gross profit	69,132	42	59,937	46
Other operating income – net of expenses	4,567	3	6,184	4
Operating expenses	46,244	28	41,262	31
Income from operations	27,455	17	24,859	19
Interest and other income – net	1,517	1	784	—
Income before income taxes	28,972	17	25,643	19
Net income	17,852	11	15,385	12

By Segment:
WHOLESALE FOOTWEAR SEGMENT:

Net sales	$108,451	100%	$82,755	100%
Cost of sales	67,701	62	47,323	57
Gross profit	40,750	38	35,432	43
Operating expenses	22,543	21	18,691	23
Income from operations	18,207	17	16,741	20

WHOLESALE ACCESSORIES SEGMENT:

Net sales	$25,808	100%	$20,337	100%
Cost of sales	15,731	61	11,999	59
Gross profit	10,077	39	8,338	41
Operating expenses	5,451	21	5,283	26
Income from operations	4,626	18	3,055	15

RETAIL SEGMENT:

Net sales	$31,496	100%	$28,516	100%
Cost of sales	13,191	42	12,349	43
Gross profit	18,305	58	16,167	57
Operating expenses	18,250	58	17,288	61
Income (loss) from operations	55	—	(1,121)	(4)
Number of stores	83		85

FIRST COST SEGMENT:

Other commission income – net of expenses	$2,675	100%	$4,946	100%

LICENSING SEGMENT:

Licensing income – net of expenses	$1,892	100%	$1,238	100%

 RESULTS OF OPERATIONS
 ($ in thousands)

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Consolidated:

Net sales increased 26% to $165,755 for the quarter ended March 31, 2011, from $131,608 for the comparable period of 2010. Overall gross profit margin decreased to 41.7% in the first quarter of 2011 from 45.5% in the first quarter of 2010. Operating expenses for the three months ended March 31, 2011 were $46,244 compared to $41,262 in the same period last year. As a percentage of sales, operating expenses for the first quarter of 2011 decreased 350 basis points to 27.9% from 31.4% in the same period of last year, reflecting leverage gained from sales increases. Commission and licensing fee income decreased to $4,567 in the first quarter of 2011 compared to $6,184 in the first quarter of 2010. Net income for the first quarter of 2011 increased to $17,852 compared to net income for the quarter ended March 31, 2010 of $15,385.

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment accounted for $108,451 or 65%, and $82,755 or 63% of total Company net sales for the first quarters of 2011 and 2010, respectively. The 31% increase in net sales quarter over quarter was partially due to the transition of our business with Wal-mart, Target and J.C. Penney from a commission model to wholesale customers that began during 2010. In addition, double digit net sales increases in our Madden Girl, Madden and Kids brands as well as our international business contributed to our net sales increase in the first quarter. Finally, our two new brands, Big Buddha shoes, which began shipping in the third quarter of 2010, and Betsey Johnson shoes, which began shipping in the first quarter of 2011, also contributed to the increase in net sales. These sales increases were partially offset by net sales decreases in our Steve Madden, Steven and Elizabeth and James brands.

Gross profit margin in the Wholesale Footwear segment decreased to 37.6% in the first quarter of this year from 42.8% in the same period last year, primarily due to several changes in our product mix towards businesses that realize relatively lower gross margins, including the transition of our l.e.i brand business with Wal-mart and our private label business with Target to a wholesale model, and the growth of our international business. In the first quarter of 2011, operating expenses increased to $22,543 compared to $18,691 in the prior year. As a percentage of net sales, operating expenses decreased to 20.8% in the first quarter of 2011 from 22.5% in the same period of last year, reflecting leverage from increased sales. Income from operations for the Wholesale Footwear segment increased to $18,207 for the three-month period ended March 31, 2011 compared to $16,741 for the three-month period ended March 31, 2010.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $25,808 or 16%, and $20,337 or 15% of total Company net sales for the first quarters of 2011 and 2010, respectively. This 27% increase in the first quarter of 2011 net sales is primarily due to a 157% net sales increase in our Madden Zone business. Incremental sales from our new Big Buddha brand, which we acquired on February 10, 2010, also contributed to the growth in net sales. These increases were partially offset by net sales decreases in our Betsey Johnson, Betseyville, Steve Madden and Steven handbag product lines.

Gross profit margin in the Wholesale Accessories segment decreased to 39.0% in the first quarter of this year from 41.0% in the same period last year, primarily due to the significant growth of our private label Madden Zone business, which typically achieves lower gross margins than our branded businesses. In the first quarter of 2011, operating expenses increased to $5,451 compared to $5,283 in the prior year, primarily due to the acquisition of Big Buddha on February 10, 2010. As a percentage of net sales, operating expenses decreased 490 basis points to 21.1% in the first quarter of 2011 from 26.0% in the same period of last year, reflecting leverage from increased sales. Income from operations for the Wholesale Accessories segment increased to $4,626 for the three-month period ended March 31, 2011 compared to $3,055 for the three-month period ended March 31, 2010.

Retail Segment:

Net sales generated by the Retail segment accounted for $31,496, or 19%, and $28,516, or 22%, of total Company net sales for the three-month periods ended March 31, 2011 and 2010, respectively. We opened five new stores and closed seven under-performing stores during the twelve months ended March 31, 2011. As a result, we had 83 retail stores as of March 31, 2011 compared to 85 stores as of March 31, 2010. The 83 stores currently in operation include 75 under the Steve Madden brand, three under the Steven brand, four outlet stores (where we sell both Steve Madden and Steven merchandise, as well as merchandise of our other brands) and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the first quarters of 2011 and 2010) increased 12% in the first quarter of this year. Gross profit as a percentage of sales improved 140 basis points to 58.1% in the first quarter of 2011 compared to 56.7% achieved in the same period of 2010, primarily due to a decrease in promotional selling combined with improved operating efficiencies. In the first quarter of 2011, operating expenses increased to $18,250 compared to $17,288 in the same period of last year. As a percentage of net sales, operating expenses decreased 280 basis points to 57.8% in the first quarter of 2011 from 60.6% in the same period of last year, reflecting leverage from increased sales. Income from operations for the Retail segment improved to $55 for the three-month period ended March 31, 2011 compared to a net operating loss of $1,121 for the same period of 2010.

First Cost Segment:

The First Cost segment generated net commission income and design fees of $2,675 for the three-month period ended March 31, 2011, compared to $4,946 for the comparable period of 2010. The primary reason for this decrease is the transition of our business with Wal-mart, Target and J.C. Penney from a commission model to wholesale customers that began during 2010.

Licensing Segment:

During the quarter ended March 31, 2011, net licensing income increased to $1,892 from $1,238 in the same period of last year primarily due to the incremental licensing revenue generated by our recently acquired Betsey Johnson intellectual property assets.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by the Company or Rosenthal at any time with 60 days’ prior written notice.

As of March 31, 2011, we had working capital of $152,992. We had cash and cash equivalents of $60,354, investments in marketable securities of $128,442 and we did not have any long term debt.

We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

Cash used in operations was $1,581 in the first quarter of 2011 compared to cash provided by operations of $13,125 in the first quarter of last year. The primary sources of cash were net income of $17,852 and a decrease in inventory of $5,712. The primary uses of cash were an increase of due from factor of $14,624, an increase in accounts receivable of $8,133 and a decrease in accounts payable and other accrued expenses of $4,383.

INVESTING ACTIVITIES
($ in thousands)

During the three-month period ended March 31, 2011, we invested $12,890 in marketable securities and received $11,600 from the maturities and sales of securities. We also made capital expenditures of $3,702, principally for systems enhancements, three new stores opened in the first quarter of 2011 and improvements made to existing stores.

FINANCING ACTIVITIES
($ in thousands)

During the three month period ended March 31, 2011, net cash provided by financing activities was $776, which consisted of proceeds from the exercise of stock options of $232 and excess tax benefit from the exercise of options of $544.

CONTRACTUAL OBLIGATIONS
($ in thousands)

Our contractual obligations as of March 31, 2011 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	2016 and after

Operating lease obligations	$125,497	$14,311	$35,282	$30,459	$45,445

Purchase obligations	122,368	122,368	—	—	—

Contingent payment liability	10,458	—	10,458	—	—

Other long-term liabilities (future minimum royalty payments)	2,757	1,064	1,693	—	—

Total	$261,080	$137,743	$47,433	$30,459	$45,445

At March 31, 2011, we had un-negotiated open letters of credit for the purchase of inventory of approximately $1,863.

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

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,054 during the remaining nine months of 2011, $2,236 in 2012 and $1,025 in 2013. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of Big Buddha during the first fiscal quarter of 2010, we are subject to potential earn-out payments to the seller of Big Buddha based on the annual performance of Big Buddha through March 31, 2013.

Virtually all of our products are produced at overseas locations, the majority of which are located in China, with a smaller percentage located in Mexico, Brazil, Italy, Spain and India. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 99% of our purchases in U.S. dollars.

INFLATION

We do not believe that the price inflation experienced over the last few years in the United States has had a significant effect on the Company’s sales or profitability. Historically, we have minimized the impact of product cost increases by improving operating efficiencies, changing suppliers and increasing prices. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future. We are currently seeing increases in our cost of goods from southern China averaging approximately 5% to 8%. We are working to mitigate this pressure by shifting some production to northern China, where costs remain lower, and to a lesser extent, to other countries such as Mexico. We are also raising prices on select items with fresh materials or styling and, to date, have not seen resistance to these price increases. Putting this all together, the net impact of all these changes on gross margin was negligible in the first quarter of 2011, and we expect that to be the case in the near term as well.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

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

Inventory valuation. Inventories are stated at lower-of-cost or market, on a first-in, first-out basis. We review inventory on a regular basis for excess and slow moving inventory. The review is based on an analysis of inventory on hand, prior sales, and expected net realizable value through future sales. The analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future as well as subsequent sales. We consider quantities on hand in excess of estimated future sales to be at risk for market impairment. The net realizable value, or market value, is determined based on the estimate of sales prices of such inventory through off-price or discount store channels. The likelihood of any material inventory write-down is dependent primarily on the expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product, the economy, or other failure to estimate correctly, in addition to abnormal weather patterns, could result in inventory valuation changes, either favorably or unfavorably, compared to the valuation determined to be appropriate as of the balance sheet date.

Valuation of intangible assets. Accounting Standards Codification (“ASC”) Topic 350, “Intangible – Goodwill and Other”, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”). In accordance with ASC Topic 360, long-lived assets, such as property, equipment, leasehold improvements and goodwill subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Cost of sales. All costs incurred to bring finished products to our distribution center and, in the Retail segment, the costs incurred to bring products to our stores, are included in the cost of sales line item on our Condensed Consolidated Statement of Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of our Condensed Consolidated Statements of Income. We classify shipping costs to customers, if any, as operating expense. Our gross profit margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as we do and include them in operating expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and LIBOR. The terms of our collection agency agreements with Rosenthal & Rosenthal can be found in the Liquidity and Capital Resources section of Item 2 and in Note D to the notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.

As of March 31, 2011, we held marketable securities valued at $128,442, which consist primarily of corporate and U.S. government and federal agency bonds. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, on June 24, 2009, a class action lawsuit, Shahrzad Tahvilian, et al. v. Steve Madden Retail, Inc. and Steve Madden, Ltd., Case No. BC 414217, was filed in the Superior Court of California, Los Angeles County, against the Company and its wholly-owned subsidiary alleging violations of California labor laws. The parties submitted the dispute to private mediation and, on August 31, 2010, reached a settlement on all claims. The court has granted preliminary approval of the settlement. All claims submitted by class members have been filed and the hearing on final approval of the settlement is scheduled for May 10, 2011. Based on the proposed settlement, the Company increased its reserve for this claim from $1,000 to $2,750 in the third quarter of 2010.

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 and in Note N to the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. Unless otherwise indicated in this report, all proceedings discussed in those earlier reports which are not indicated therein as having been concluded, remain outstanding as of March 31, 2011.

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

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 23, 1998).

3.2	Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2008).

4.1	Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2/A, filed with the SEC on September 29, 1993).

4.2
Rights Agreement dated November 14, 2001 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2001).

10.1
Employment Agreement dated January 31, 2011 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2011).

10.2
Amendment dated February 25, 2011 to Employment Agreement dated December 1, 2010 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, file with the SEC on February 28, 2011).

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

101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

* Filed herewith.
**Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 9, 2011

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 23, 1998).

3.2	Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2008).

4.1	Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2/A, filed with the SEC on September 29, 1993).

4.2
Rights Agreement dated November 14, 2001 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2001).

10.1
Employment Agreement dated January 31, 2011 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2011).

10.2
Amendment dated February 25, 2011 to Employment Agreement dated December 1, 2010 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, file with the SEC on February 28, 2011).

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

101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

* Filed herewith.
**Furnished herewith.