Form 10-Q
period 2011-06-30
STEVEN MADDEN, LTD.
filed 2011-08-09
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☒

As of August 3, 2011, the latest practicable date, there were 42,784,254 shares of common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
June 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,	June 30,
	2011	2010	2010
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,261	$66,151	$42,807
Accounts receivable, net of allowances of $3,763, $2,458 and $1,939	77,822	18,742	11,942
Due from factor, net of allowances of $10,777, $12,800 and $10,758	82,784	52,206	73,145
Inventories	67,723	39,557	44,466
Marketable securities – available for sale	7,709	13,289	21,972
Prepaid expenses and other current assets	9,891	11,044	13,716
Deferred taxes	9,394	9,078	8,809
Total current assets	286,584	210,067	216,857
Notes receivable	7,237	7,024	—
Note receivable – related party	3,967	3,849	3,733
Property and equipment, net	25,896	20,791	21,297
Deferred taxes	4,271	7,844	7,053
Deposits and other	2,730	2,529	1,787
Marketable securities – available for sale	93,228	114,317	99,183
Goodwill – net	75,644	38,613	36,613
Intangibles – net	96,720	42,662	14,831
Total Assets	$596,277	$447,696	$401,354

LIABILITIES
Current liabilities:
Accounts payable	$96,208	$37,089	$44,309
Accrued expenses	23,979	18,425	20,323
Contingent payment liability – current portion	5,899	—	—
Income taxes payable	7,263	—	3,300
Accrued incentive compensation	7,961	15,917	7,447
Total current liabilities	141,310	71,431	75,379
Contingent payment liability	36,904	12,372	12,000
Deferred rent	5,752	5,467	5,240
Other liabilities	163	1,128	1,564
Total Liabilities	184,129	90,398	94,183
Commitments, contingencies and other (Note V)

STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued
Common stock – $.0001 par value, 60,000 shares authorized; 51,217, 50,423 and 49,911 shares issued; 42,814, 42,020 and 41,508 shares outstanding	5	4	4
Additional paid-in capital	178,663	165,773	155,803
Retained earnings	364,728	323,092	282,551
Other comprehensive income:
Unrealized gain on marketable securities	1,384	972	1,356
Treasury stock – 8,403, 8,403 and 8,403 shares at cost	(132,543)	(132,543)	(132,543)
Total Steven Madden, Ltd. stockholders’ equity	412,237	357,298	307,171
Noncontrolling interests	(89)	—	—
Total stockholders’ equity	412,148	357,298	307,171
Total Liabilities and Stockholders’ Equity	$596,277	$447,696	$401,354

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$209,152	$158,664	$374,907	$290,272

Cost of sales	125,057	89,815	221,680	161,486

Gross profit	84,095	68,849	153,227	128,786

Commission and licensing fee income – net	4,432	5,229	8,999	11,413
Operating expenses	(51,339)	(42,025)	(97,583)	(83,287)

Income from operations	37,188	32,053	64,643	56,912
Interest and other income, net	1,656	942	3,173	1,726

Income before provision for income taxes	38,844	32,995	67,816	58,638
Provision for income taxes	15,149	13,196	26,269	23,454
Net income	23,695	19,799	41,547	35,184

Net loss attributable to noncontrolling interests	89	—	89	—

Net income attributable to Steven Madden, Ltd.	$23,784	$19,799	$41,636	$35,184

Basic income per share	$0.56	$0.48	$0.99	$0.85

Diluted income per share	$0.55	$0.47	$0.97	$0.83

Basic weighted average common shares outstanding	42,156	41,442	42,053	41,313
Effect of dilutive securities – options/restricted stock	1,103	1,013	972	1,031

Diluted weighted average common shares outstanding	43,259	42,455	43,025	42,344

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income	$41,547	$35,184
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefit from the exercise of options	(3,841)	(2,512)
Depreciation and amortization	4,772	5,022
Loss on disposal of fixed assets	580	543
Non-cash compensation	5,565	3,676
Provision for bad debts	(718)	(985)
Deferred rent expense	(594)	196
Realized gain on marketable securities	(438)	(32)
Changes (net of acquisitions) in:
Accounts receivable	(1,040)	(947)
Due from factor	(28,555)	(23,882)
Note receivable – related party	(118)	(165)
Inventories	(15,982)	(13,713)
Prepaid expenses, deposits and other assets	1,730	(6,350)
Accounts payable and other accrued expenses	18,986	24,816

Net cash provided by operating activities	21,894	20,851

Cash flows from investing activities:
Purchase of property and equipment	(5,973)	(1,232)
Purchase of marketable securities	(13,984)	(44,917)
Sale/redemption of marketable securities	41,081	10,092
Acquisitions, net of cash acquired	(85,234)	(11,119)

Net cash used in investing activities	(64,110)	(47,176)

Cash flows from financing activities:
Proceeds from options exercised	3,485	1,913
Tax benefit from exercise of options	3,841	2,512
Common stock purchased for treasury	—	(4,559)

Net cash provided by (used in) financing activities	7,326	(134)

Net decrease in cash and cash equivalents	(34,890)	(26,459)
Cash and cash equivalents – beginning of period	66,151	69,266

Cash and cash equivalents – end of period	$31,261	$42,807

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2011
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2010 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 28, 2011.

Note B – Stock Splits

On May 5, 2011, the Company announced that its Board of Directors had declared a three-for-two stock split of the Company’s outstanding shares of common stock, to be effected in the form of a stock dividend on the Company’s outstanding common stock. Stockholders of record at the close of business on May 20, 2011 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on this date. The additional shares were distributed on May 31, 2011. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives effect to this stock split, applied retroactively.

Previously, on March 24, 2010, the Company’s Board of Directors declared a three-for-two stock split of the Company’s outstanding shares of common stock, which was effected in the form of a stock dividend on the Company’s outstanding common stock. Stockholders of record at the close of business on April 20, 2010 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on this date. The additional shares were distributed on May 3, 2010. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives effect to this stock split, applied retroactively.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2011
($ in thousands except share and per share data)

Note D – Due From Factor

The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days’ prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30 million credit facility with a $15 million sub-limit for letters of credit, at an interest rate based, at the Company’s election, upon either the prime rate or LIBOR. The Company also pays a fee of 0.275% of the gross invoice amount submitted to Rosenthal. Rosenthal assumes the credit risk on a substantial portion of the receivables the Company refers to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations. On February 10, 2010, the agreement was amended to include foreign accounts receivable.

Note E – Notes Receivable

As of June 30, 2011, Notes Receivable were comprised of the following:

Due from Bakers Footwear Group, Inc.	$4,056
Due from Betsey Johnson LLC (see Note R)	3,181
Total	$7,237

On August 26, 2010, the Company entered into a Debenture and Stock Purchase Agreement with Bakers Footwear Group, Inc. (“Bakers”) pursuant to which the Company paid $5,000 to acquire a subordinated debenture in the principal amount of $5,000 and 1,844,860 unregistered shares of Bakers common stock which trades on the Over-the-Counter Bulletin Board. The Company allocated $996 of the purchase price to the common stock and $4,004 to the subordinated debenture based upon their relative fair values. Interest accrues on the debenture at the rate of 11% per annum and is payable quarterly in cash. The principal amount of the debenture is payable by Bakers in four equal installments of $1,250 due on August 31, 2017, 2018, 2019 and 2020. The difference between the $4,004 purchase price of the debenture and the $5,000 principal amount of the debenture is considered original issue discount and is being amortized over the life of the debenture. As of June 30, 2011, the total amount of the discount amortized was $52, bringing the value of the note to $4,056.

Note F – Note Receivable – Related Party

On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company common stock, which he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8% which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and extend the maturity date to June 30, 2015 when all principal and accrued interest is due. As of June 30, 2011, $967 of interest has accrued on the note and has been reflected on the Company’s Condensed Consolidated Financial Statements. Due to the 3-for-2 stock split effected on May 3, 2010 (see Note B above) the number of shares securing the loan increased from 510,000 shares to 765,000 shares. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company determined to release from its security interest 555,000 shares of the Company’s common stock, retaining 210,000 shares with a total market value on that date of $6,798, as collateral for the loan. Subsequently, pursuant to the 3-for-2 stock split effected on May 31, 2011 (see Note B above) the number of shares securing the loan has increased from 210,000 shares to 315,000 shares. On June 30, 2011, the total market value of these shares was $11,702.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2011
($ in thousands except share and per share data)

Note G – Marketable Securities

Marketable securities consist primarily of corporate and U.S. government and federal agency bonds with maturities greater than three months and up to six years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three- and six-month periods ended June 30, 2011, the amortization of bond premiums totals $321 and $664, respectively, compared to $269 and $502 for the comparable periods in 2010. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.

Note H – Fair Value Measurement

The accounting guidance under “Fair Value Measurements and Disclosures” (“ASC 820-10”) permits the Company to elect to measure non-financial assets and non-financial liabilities at fair value effective January 1, 2009. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
●	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
●	Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities subject to fair value measurements as of June 30, 2011 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,596	$1,596	$—	$—
Current marketable securities – available for sale	7,709	7,709	—	—
Investment in Bakers	996	—	996	—
Note receivable – Bakers	4,056	—	—	4,056
Note receivable – Betsey Johnson	3,181	—	—	3,181
Long-term marketable securities – available for sale	93,228	93,228	—	—

Total assets	$110,766	$102,533	$996	$7,237

Liabilities:
Contingent consideration – Big Buddha, current	$5,899	—	—	$5,899
Contingent consideration – Cejon, non-current	23,000	—	—	23,000
Contingent consideration – Topline, non-current	7,368	—	—	7,368
Contingent consideration – Big Buddha, non-current	6,536	—	—	6,536

Total liabilities	$42,803	—	—	$42,803

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2011
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

The Company has recorded a liability for contingent consideration as a result of the May 25, 2011 acquisition of Cejon, Inc., Cejon Accessories, Inc. and New East Designs, LLC (collectively, “Cejon”) (see Note R). Pursuant to the terms of the acquisition, earn-out payments may be due annually to the sellers of Cejon based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period.

The Company has recorded a liability for contingent consideration as a result of the May 20, 2011 acquisition of The Topline Corporation (“Topline”) (see Note R). Pursuant to the terms of the acquisition, an earn-out payment may be due to the seller of Topline based on the financial performance of Topline for the twelve-month period ending on June 30, 2012. The fair value of the contingent payment was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period.

The Company has recorded a liability for contingent consideration as a result of the February 10, 2010 acquisition of Big Buddha, Inc. (see Note R). Pursuant to the terms of the acquisition, earn-out payments may be due annually to the seller of Big Buddha based on the financial performance of Big Buddha for each of the twelve-month periods ending on March 31, 2012 and 2013. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period. The contingent payment for the twelve-month period ended March 31, 2011 was $3,603.

No gains or losses resulting from the fair value measurement of financial assets were included in the Company’s earnings for the three and six months ended June 30, 2011 and 2010.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2011
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

The Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery, women’s fashion apparel and jewelry. We license our Big Buddha® brand for use in connection with the manufacture, marketing and sale of sunglasses and cold weather accessories. In addition, we license the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, lingerie, swimwear, eyewear, watches and outerwear. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission and a design fee on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2011
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

Note M – Sales Deductions

The Company supports retailers’ initiatives to maximize sales of the Company’s products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. In addition, the Company accepts returns for damaged products for which the Company’s costs are normally charged back to the responsible factory. Such expenses are reflected in the financial statements as deductions to net sales. For the three- and six-month periods ended June 30, 2011, the deduction to sales for these expenses as a total dollar amount and as a percentage of wholesale gross sales was $10,991or 5.9% and $18,424 or 5.6%, respectively, as compared to $8,311or 6.4% and $14,351 or 6.2% for the comparable periods in 2010.

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

Note O – Income Taxes

The Company’s effective income tax rate for the six months ended June 30, 2011 and 2010 was 38.7% and 40.0%, respectively. The primary reason for this decrease is that this year’s tax provision does not include a valuation allowance while last year’s tax provision included a valuation allowance that increased the effective tax rate by 74 basis points. A decrease in expenses that are non-deductible for tax purposes also contributed to the lower effective income tax rate in the first quarter of 2011.

Note P – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted stock subject to forfeiture. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and b) nonvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For both the three- and six-month periods ended June 30, 2011, 150,000 options to purchase shares of the Company’s common stock have been excluded from the calculation because inclusion of such shares would be anti-dilutive as compared with options to purchase 236,000 shares of the Company’s common stock that have been excluded from the calculation for the three and six months ended June 30, 2010.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2011
($ in thousands except share and per share data)

Note Q – Stock-Based Compensation

In March 2006, the Board of Directors approved the Steven Madden, Ltd. 2006 Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The stockholders approved the Plan on May 26, 2006. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan from 2,700,000 to 3,487,500. On May 22, 2009, the stockholders approved a second amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 9,144,000. The following table summarizes the number of shares of common stock authorized for use under the Plan, the amount of stock-based awards issued (net of expired or cancelled) under the Plan and the amount of common stock available for the grant of stock-based awards under the Plan:

Common Stock authorized	9,144,000

Stock-based awards, including restricted stock and stock options, granted net of expired or cancelled	6,345,000

Common Stock available for grant of stock-based awards as of June 30, 2011	2,799,000

Total equity-based compensation for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Stock options	$1,420	$816	$2,608	$1,346
Restricted stock	1,620	1,043	2,957	2,330

Total	$3,040	$1,859	$5,565	$3,676

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during both the three- and six-month periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Proceeds from stock options exercised	$3,254	$1,581	$3,485	$1,913
Intrinsic value of stock options exercised	$7,510	$4,026	$7,799	$4,614

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2011
($ in thousands except share and per share data)

Note Q – Stock-Based Compensation (continued)

During the three and six months ended June 30, 2011, approximately 489,000 options with a weighted average exercise price of $13.48 and approximately 611,000 options with a weighted average exercise price of $13.92 vested, respectively. During the three and six months ended June 30, 2010, approximately 350,000 options with a weighted average exercise price of $9.55 and approximately 398,000 options with a weighted average exercise price of $9.36 vested, respectively. As of June 30, 2011, there were 2,024,000 unvested options with a total of $12,285 of unrecognized compensation cost and an average vesting period of 2.6 years.

The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of each 2005 and 2006, the Company historically has not paid dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted:

	Six months ended June 30,
	2011	2010

Expected volatility	47.6% to 48.7%	47.5% to 52.4%
Risk-free interest rate	1.22% to 1.78%	1.62% to 2.16%
Expected life (in years)	2.8 to 4.4	2.8 to 4.4
Expected dividend yield	None	None
Weighted average fair value	$10.83	$8.48

Activity relating to stock options granted under the Company’s plans and outside the plans during the six months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	2,703,000	$14.08
Granted	563,000	26.10
Exercised	(313,000)	11.13
Cancelled/Forfeited	(158,000)	19.95

Outstanding at June 30, 2011	2,795,000	$16.50	5.0	$58,632

Exercisable at June 30, 2011	771,000	$12.95	4.5	$18,925

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2011
($ in thousands except share and per share data)

Note Q – Stock-Based Compensation (continued)

Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2011 and 2010:

	2011		2010
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at January 1	563,000	$17.20	671,000	$13.98
Granted	323,000	31.16	177,000	20.33
Vested	(179,000)	14.93	(267,000)	13.34
Forfeited	—	—	(5,000)	15.13

Non-vested at June 30	707,000	$24.15	576,000	$18.96

As of June 30, 2011, there was $14,195 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 3 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

Note R – Acquisitions

Cejon

On May 25, 2011, the Company acquired all of the outstanding shares of capital stock of privately held Cejon, Inc. and Cejon Accessories, Inc. from its sole stockholder as well as all of the outstanding membership interests in New East Designs, LLC (together with Cejon Inc. and Cejon Accessories, “Cejon”) from its members (together with the Cejon stockholder, the “Sellers”). Founded in 1991, Cejon markets and sells cold weather accessories, fashion scarves, wraps and other trend accessories primarily under the Cejon brand name, private labels and the Steve Madden brand name. Prior to the acquisition, Cejon had been a licensee of the Company for cold weather and selected other fashion accessories since September 2006. Management believes that Cejon will further strengthen and expand the Company’s accessories platform. The acquisition was completed for consideration of $29,108 cash plus possible contingent payments pursuant to an earn-out agreement with the Sellers. The earn-out agreement specifies two tiers of potential payments to the Sellers based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The tier one earn-out is based on a graduated percentage of EBITA up to a maximum EBITA of $11,000 in each of the earn-out periods, provided that the total aggregate payments under this tier do not exceed $25,000. The tier two earn-out is based on a multiple of the amount that EBITA exceeds certain levels in each of the earn-out periods, provided that the total aggregate payments under this tier do not exceed $33,000. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period. As of June 30, 2011, the Company estimates the fair value of the contingent consideration to be $23,000.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2011
($ in thousands except share and per share data)

Note R – Acquisitions (continued)

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of Cejon were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, which are subject to change. The purchase price has been preliminarily allocated as follows:

Accounts receivable	$3,608
Inventory	3,803
Prepaid expenses and other current assets	56
Fixed assets	292
Trade name	27,065
Customer relationships	3,225
Non-compete agreement	305
Other assets	23
Accounts payable	(1,318)
Accrued expenses	(2,041)
Total fair value excluding goodwill	35,018
Goodwill	17,090

Net assets acquired	$52,108

The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price as may be required as additional information regarding assets and liabilities is revealed. Contingent consideration classified as a liability will be remeasured at fair value at each reporting date, until the contingency is resolved, with changes recognized in earnings. The goodwill related to this transaction is expected to be deductible for tax purposes over 15 years.

The Company incurred approximately $446 in acquisition related costs applicable to the Cejon transaction during the six-month period ended June 30, 2011. These expenses are included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

The results of operations of Cejon have been included in the Company’s Condensed Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.

Topline

On May 20, 2011, the Company acquired all of the outstanding shares of capital stock of the privately held company, The Topline Corporation (“Topline”) from its sole stockholder (“Seller”). Founded in 1980, Topline and its subsidiaries design, manufacture, market and sell private label and branded women’s footwear primarily to specialty retailers and department stores. Topline has sourcing capabilities resident in China which include personnel and facilities engaged in direct sourcing. Management believes that Topline is a strategic fit for the Company. The acquisition was completed for consideration of $56,128 cash, net of cash acquired, plus possible contingent payments pursuant to an earn-out agreement with the Seller. The earn-out agreement provides for potential payments to the Seller based on the financial performance of Topline for the twelve-month period ending on June 30, 2012. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period. As of June 30, 2011, the Company estimates the fair value of the contingent consideration to be $7,368.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2011
($ in thousands except share and per share data)

Note R – Acquisitions (continued)

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of Topline were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, which are subject to change. The purchase price has been preliminarily allocated as follows:

Accounts receivable	$55,738
Inventory	8,381
Prepaid expenses and other current assets	857
Fixed assets	2,404
Trade name	16,600
Customer relationships	7,900
Non-compete agreement	300
Other assets	108
Accounts payable	(40,612)
Accrued expenses	(1,624)
Income tax payable	(3,217)
Accrued expenses	(3,280)
Total fair value excluding goodwill	43,555
Goodwill	19,941

Net assets acquired	$63,496

The purchase price and related allocation is preliminary and may be revised as a result of adjustments made to the purchase price as may be required as additional information regarding assets and liabilities is revealed. Contingent consideration classified as a liability will be remeasured at fair value at each reporting date, until the contingency is resolved, with changes recognized in earnings. The trade name, customer relationships, non-compete agreement and goodwill related to this transaction are not deductible for tax purposes.

The Company incurred approximately $433 in acquisition related costs applicable to the Topline transaction during the period ended June 30, 2011. These expenses are included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

The results of operations of Topline have been included in the Company’s Condensed Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.

Betsey Johnson intellectual property

On October 5, 2010, pursuant to a Restructuring Agreement between the Company and Betsey Johnson LLC (“Betsey Johnson”), the Company acquired all right, title and interest in substantially all of the intellectual property of Betsey Johnson, including, among other things, the Betsey Johnson® and Betseyville® trademarks, and certain intellectual property licenses and other contracts, including the right to receive royalties and other income with respect thereto (the “Betsey Johnson Assets”). Management believes that the Betsey Johnson Assets offer meaningful growth opportunity for the Company. Prior to the acquisition, Betsey Johnson had licensed to the Company the right to use the Betsey Johnson® and Betseyville® trademarks in connection with the sale and marketing of handbags, small leather goods, belts and umbrellas. The acquisition of the Betsey Johnson Assets was the culmination of a series of transactions. First, in August 2010, the Company purchased from various members of a loan syndicate their respective participations in a term loan in the aggregate outstanding principal amount of $48,750 (the “Loan”) made by the syndicate lenders to Betsey Johnson. The Company paid the syndicate lenders an aggregate purchase price of $29,217, including transaction costs, for their participations in the Loan. The Loan was secured by a first priority security interest in substantially all of the assets of Betsey Johnson and was in default on the date of purchase. On October 5, 2010, the Company entered into the Restructuring Agreement with Betsey Johnson, pursuant to which, in consideration of the elimination of all amounts owed with respect to the Loan, the Company acquired the Betsey Johnson Assets. The Company believes that Betsey Johnson® is a well known, iconic brand and thus the trademark is an indefinite lived asset. As such, the $29,217 purchase price for the Betsey Johnson intellectual property will not be amortized, rather, it will be tested for impairment on an annual basis or more often if events or circumstances change that could cause the Betsey Johnson intellectual property to become impaired. The Company made a new secured term loan to Betsey Johnson on October 5, 2010 in the principal amount of $3,000, which accrues interest at the rate of 8% per annum and becomes due on December 31, 2015. As of June 30, 2011, $181 of interest has accrued on the note and has been reflected on the Company’s Condensed Consolidated Financial Statements. The new term loan is secured by a first priority security interest in substantially all of the remaining properties and assets of Betsey Johnson.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2011
($ in thousands except share and per share data)

Note R – Acquisition (continued)

Big Buddha

On February 10, 2010, the Company acquired all of the outstanding shares of stock of privately held Big Buddha, Inc. (“Big Buddha”) from its sole stockholder (“Seller”). Founded in 2003, Big Buddha designs and markets fashion-forward handbags to specialty retailers and better department stores. Management believes that Big Buddha is a strategic fit for the Company. The acquisition was completed for consideration of $11,119 in cash, net of cash acquired, plus contingent payments pursuant to an earn-out agreement with the Seller. The earn-out agreement provides for potential payments to the Seller based on the financial performance of Big Buddha handbags for each of the twelve-month periods ending on March 31, 2011, 2012 and 2013. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period. The Company estimated the fair value of the contingent consideration to be $14,000. The earn-out payment for the twelve-month period ended March 31, 2011 was $3,603.

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

The Company incurred approximately $430 in acquisition related costs applicable to the Big Buddha transaction during the six-month period ended June 30, 2010. These expenses are included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2011
($ in thousands except share and per share data)

Note S – Consolidated Variable Interest entity

On April 15, 2011, the Company formed a joint venture with two individuals through a limited liability company, Madlove, LLC (“Madlove”), as to which the Company is the primary beneficiary. Madlove designs and markets women’s footwear under the Madlove label. As the primary beneficiary of Madlove, the assets, liabilities and results of operations of Madlove are included in the Company’s condensed consolidated financial statements. The other members’ interests are reflected in “Net loss attributable to noncontrolling interests” in the Condensed Consolidated Statements of Income and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets. The following table summarizes the carrying amount of Madlove’s assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets at June 30, 2011:

Accounts receivable - net	$299
Inventory	166
Current assets	465

Due to Steven Madden, Ltd.	11
Other current liabilities	204
Current liabilities	$215

Note T – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment for the six months ended June 30, 2011:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount

Balance at January 1, 2011	$1,547	$31,565	$5,501	$38,613
Acquisition of Cejon	—	17,090	—	17,090
Acquisition of Topline	19,941	—	—	19,941

Balance at June 30, 2011	$21,488	$48,655	$5,501	$75,644

The following table details identifiable intangible assets as of June 30, 2011:

	Estimated Lives	Cost Basis	Accumulated Amortization	Net Carrying Amount

Trade names	6–10 years	$4,591	$944	$3,647
Customer relationships	10 years	22,834	3,855	18,979
License agreements	3–6 years	5,600	5,338	262
Non-compete agreement	5 years	1,985	995	990
Other	3 years	14	14	—

		35,024	11,146	23,878

Trademarks	indefinite	72,842	—	72,842

		$107,866	$11,146	$96,720

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2011
($ in thousands except share and per share data)

Note T – Goodwill and Intangible Assets (continued)

The estimated future amortization expense of purchased definite-lived intangibles as of June 30, 2011 is as follows:

2011 (remaining six months)	$1,853
2012	2,993
2013	2,993
2014	2,926
2015	2,742
Thereafter	10,371

$23,878

Note U – Comprehensive Income

Comprehensive income for the three- and six-month periods ended June 30, 2011, including unrealized gain on marketable securities of $494 and $412, was $24,189 and $41,959, respectively. Comprehensive income for the comparable periods ended June 30, 2010 including unrealized gain on marketable securities of $436 and $656, was $20,235 and $35,840, respectively.

Note V – Commitments, Contingencies and Other

Legal proceedings:

(a)
On June 24, 2009, a class action lawsuit, Shahrzad Tahvilian, et al. v. Steve Madden Retail, Inc. and Steve Madden, Ltd., Case No. BC 414217, was filed in the Superior Court of California, Los Angeles County, against the Company and its wholly-owned subsidiary alleging violations of California labor laws. The parties submitted the dispute to private mediation and, on August 31, 2010, reached a settlement on all claims. Based on the proposed settlement, the Company increased its reserve for this claim from $1,000 to $2,750 in the third quarter of 2010. In June 2011, the court approved the final settlement for $1,968. The payment of the final settlement did not have a material effect on the Company’s financial position.

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
June 30, 2011
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

Note W – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers and specialty stores worldwide, derives revenue from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue from sales to department, mid-tier and specialty stores worldwide. The Retail segment, through the operation of Company owned retail stores and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the License segment, the Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women’s fashion apparel and jewelry. The Company licenses the Big Buddha® brand for use in connection with the manufacture, marketing and sale of sunglasses and cold weather accessories. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, lingerie, swimwear, eyewear, watches and outerwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2011
($ in thousands except share and per share data)

Note W – Operating Segment Information (continued)

As of and three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
June 30, 2011:
Net sales to external customers	$148,530	$26,642	$175,172	$33,980			$209,152
Gross profit	51,913	10,163	62,076	22,019			84,095
Commissions and licensing fees - net	—	—	—	—	$2,612	$1,820	4,432
Income from operations	23,890	3,020	26,910	5,846	2,612	1,820	37,188
Segment assets	$349,839	$133,718	483,557	66,239	46,481	—	596,277
Capital expenditures			$1,221	$1,050	$—	$—	$2,271

June 30, 2010:
Net sales to external customers	$104,170	$25,023	$129,193	$29,471			$158,664
Gross profit	40,135	9,875	50,010	18,839			68,849
Commissions and licensing fees - net	—	—	—	—	$4,413	$816	5,229
Income (loss) from operations	20,442	4,430	24,872	1,952	4,413	816	32,053
Segment assets	$228,039	$77,702	305,741	55,468	40,145	—	401,354
Capital expenditures			$213	$351	$—	$—	$564

As of and six months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
June 30, 2011:
Net sales to external customers	$256,981	$52,450	$309,431	$65,476			$374,907
Gross profit	92,663	20,240	112,903	40,324			153,227
Commissions and licensing fees - net	—	—	—	—	$5,287	$3,712	8,999
Income (loss) from operations	42,097	7,646	49,743	5,901	5,287	3,712	64,643
Segment assets	$349,839	$133,718	483,557	66,239	46,481	—	596,277
Capital expenditures			$3,637	$2,336	$—	$—	$5,973

June 30, 2010:
Net sales to external customers	$186,925	$45,360	$232,285	$57,987			$290,272
Gross profit	75,567	18,213	93,780	35,006			128,786
Commissions and licensing fees - net	—	—	—	—	$9,359	$2,054	11,413
Income (loss) from operations	37,183	7,485	44,668	831	9,359	2,054	56,912
Segment assets	$228,039	$77,702	305,741	55,468	40,145	—	401,354
Capital expenditures			$477	$755	$—	$—	$1,232

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2011
($ in thousands except share and per share data)

Note W – Operating Segment Information (continued)

Revenues by geographic area for the three- and six-month periods ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Domestic	$195,724	$150,662	$352,535	$276,659
International	13,428	8,002	22,372	13,613

Total	$209,152	$158,664	$374,907	$290,272

Note X – Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). Under ASU No. 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and effects the presentation of financial statements and thus will have no impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” (“ASU No. 2011-04”) in GAAP and the International Financial Reporting Standards (“IFRS”). ASU No. 2011-04 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Management is currently evaluating ASU No. 2011-04 and does not believe that it will have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test, which requires an entity to compare the fair value of a reporting unit with its carrying amount, including goodwill. For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Step 2 requires an entity to compare the fair value of a reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by assigning a fair value to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The adoption of ASU 2010-28, which became effective for the Company on January 1, 2011, did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29 “Business Combination (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU No. 2010-29”). ASU no. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU No. 2010-29 did not have a material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report.

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

Overview:
($ in thousands, except retail sales data per square foot and earnings per share)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”) designs, sources, markets and sells fashion-forward footwear, handbags and accessories for women, men and children. We distribute products through department stores, specialty stores, luxury retailers, national chains, mass merchants, our retail stores and our e-commerce website throughout the United States as well as through special distribution arrangements in Canada, Europe, Central and South America, Australia and Asia. Our product line includes a broad range of updated styles which are designed to establish or capitalize on market trends, complemented by core products. We have established a reputation for our creative designs, popular styles and quality products at affordable price points.

On May 5, 2011, the Company announced that its Board of Directors had declared a three-for-two stock split of the Company’s outstanding shares of common stock, to be effected in the form of a stock dividend on the Company’s outstanding common stock. Stockholders of record at the close of business on May 20, 2011 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on this date. The additional shares were distributed on May 31, 2011. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives effect to this stock split, applied retroactively.

Regarding our financial results, we achieved the highest quarterly sales and earnings results in the Company’s history. Our consolidated net sales increased 32% to $209,152 in the second quarter of 2011 when compared to consolidated net sales of $158,664 achieved in the same period of last year. Net income increased 20% in the second quarter of this year to $23,695, compared with $19,799 in the same period last year. Diluted earnings per share for the second quarter of 2011 increased 17% to $0.55 per share on 43,259,000 diluted weighted average shares outstanding compared to $0.47 per share on 42,455,000 diluted weighted average shares outstanding in the second quarter of last year.

In our Retail segment, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout the second quarters of 2011 and 2010) increased 11.6%. As of June 30, 2011, we had 83 stores in operation, compared to 84 stores as of June 30, 2010. During the twelve months ended June 30, 2011, sales per square foot improved to $796 compared to $690 achieved in the same period of 2010.

Our annualized inventory turnover was 9.8 times in the second quarter of 2011 and was 9.9 times in the second quarter of 2010. Our accounts receivable average days outstanding was 59 days in the second quarter of 2011 compared to 55 days in the second quarter of the previous year. As of June 30, 2011, we had $132,198 in cash, cash equivalents and marketable securities, no short- or long-term debt, and total stockholders’ equity of $412,148. Working capital was $145,274 as of June 30, 2011 and was $171,478 on June 30, 2010.

During the second quarter of 2011, we expanded our product offerings through the acquisition of two closely held companies. On May 25, 2011, we acquired all of the outstanding shares of capital stock of privately held Cejon, Inc. and Cejon Accessories, Inc. from its sole stockholder as well as all of the outstanding membership interests in New East Designs, LLC (together with Cejon Inc. and Cejon Accessories, “Cejon”) from its members (together with the Cejon stockholder, the “Sellers”). Founded in 1991, Cejon markets and sells cold weather accessories, fashion scarves and other trend accessories primarily under the Cejon brand name, private labels and the Steve Madden brand name. Prior to its acquisition, Cejon had been a licensee of the Company for cold weather and selected other fashion accessories since September 2006. Management believes that Cejon will further strengthen and expand the Company’s accessories platform. The acquisition was completed for consideration of $29,108 cash, plus possible contingent payments pursuant to an earn-out agreement with the Sellers. The earn-out agreement provides for potential payments to the Sellers based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period. As of June 30, 2011, we estimate the fair value of the contingent consideration to be $23,000.

On May 20, 2011, the Company acquired all of the outstanding shares of capital stock of the privately held company The Topline Corporation (“Topline”) from its sole stockholder (“Seller”). Founded in 1980, Topline and its subsidiaries design, manufacture, market and sell private label and branded women’s footwear primarily to specialty retailers and mass merchants. Topline has sourcing capabilities resident in China which include personnel and facilities engaged in direct sourcing. Management believes that Topline is a strategic fit for the Company. The acquisition was completed for consideration of $56,128 cash, net of cash acquired, plus possible contingent payments pursuant to an earn-out agreement with the Seller. The earn-out agreement provides for potential payments to the Seller based on the financial performance of Topline for the twelve-month period ending on June 30, 2012. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period. As of June 30, 2011, the Company estimates the fair value of the contingent consideration to be $7,368.

The following tables set forth certain selected financial information relating to the results of operations for the periods indicated:

Selected Financial Information
Three Months Ended
June 30
($ in thousands)

	2011		2010
CONSOLIDATED:

Net sales	$209,152	100%	$158,664	100%
Cost of sales	125,057	60	89,815	57
Gross profit	84,095	40	68,849	43
Other operating income – net of expenses	4,432	2	5,229	3
Operating expenses	51,339	25	42,025	26
Income from operations	37,188	18	32,053	20
Interest and other income – net	1,656	1	942	1
Income before income taxes	38,844	19	32,995	21
Net income	23,695	11	19,799	12

By Segment:
WHOLESALE FOOTWEAR SEGMENT:

Net sales	$148,530	100%	$104,170	100%
Cost of sales	96,617	65	64,035	61
Gross profit	51,913	35	40,135	39
Operating expenses	28,023	19	19,693	19
Income from operations	23,890	16	20,442	20

WHOLESALE ACCESSORIES SEGMENT:

Net sales	$26,642	100%	$25,023	100%
Cost of sales	16,479	62	15,148	61
Gross profit	10,163	38	9,875	39
Operating expenses	7,143	27	5,445	22
Income from operations	3,020	11	4,430	18

RETAIL SEGMENT:

Net sales	$33,980	100%	$29,471	100%
Cost of sales	11,961	35	10,632	36
Gross profit	22,019	65	18,839	64
Operating expenses	16,173	48	16,887	57
Income from operations	5,846	17	1,952	7
Number of stores	83		84

FIRST COST SEGMENT:

Other commission income – net of expenses	$2,612	100%	$4,413	100%

LICENSING SEGMENT:

Licensing income – net of expenses	$1,820	100%	$816	100%

Selected Financial Information
Six Months Ended
June 30
($ in thousands)

	2011		2010
CONSOLIDATED:

Net sales	$374,907	100%	$290,272	100%
Cost of sales	221,680	59	161,486	56
Gross profit	153,227	41	128,786	44
Other operating income – net of expenses	8,999	2	11,413	4
Operating expenses	97,583	26	83,287	29
Income from operations	64,643	17	56,912	20
Interest and other income – net	3,173	1	1,726	1
Income before income taxes	67,816	18	58,638	20
Net income	41,547	11	35,184	12

By Segment:
WHOLESALE FOOTWEAR SEGMENT:

Net sales	$256,981	100%	$186,925	100%
Cost of sales	164,318	64	111,358	60
Gross profit	92,663	36	75,567	40
Operating expenses	50,566	20	38,384	21
Income from operations	42,097	16	37,183	20

WHOLESALE ACCESSORIES SEGMENT:

Net sales	$52,450	100%	$45,360	100%
Cost of sales	32,210	61	27,147	60
Gross profit	20,240	39	18,213	40
Operating expenses	12,594	24	10,728	24
Income from operations	7,646	15	7,485	17

RETAIL SEGMENT:

Net sales	$65,476	100%	$57,987	100%
Cost of sales	25,152	38	22,981	40
Gross profit	40,324	62	35,006	60
Operating expenses	34,423	53	34,175	59
Income (loss) from operations	5,901	9	831	1
Number of stores	83		84

FIRST COST SEGMENT:

Other commission income – net of expenses	$5,287	100%	$9,359	100%

LICENSING SEGMENT:

Licensing income – net of expenses	$3,712	100%	$2,054	100%

RESULTS OF OPERATIONS
 ($ in thousands)

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Consolidated:

Net sales for the three months ended June 30, 2011 increased to $209,152. Excluding our recently acquired Topline and Cejon businesses, net sales for the three months ended June 30, 2011 increased 18% to 187,974 from $158,664 for the comparable period of 2010. Our gross margin decreased to 40.2% for the second quarter of 2011. Excluding Topline and Cejon, our gross margin in the second quart of 2011 decreased to 42.2% from 43.4% in the same period of 2010, primarily due to changes in our product mix towards businesses that realize relatively lower gross margins, including the transition of our private label footwear business with Target to a wholesale model and the growth of our International business. Operating expenses increased in the second quarter of this year to $51,339. Exclusive of Topline and Cejon, operating expense increased in the second quarter of this year to $46,991 from $42,025 in the same period last year. As a percentage of sales, exclusive of Topline and Cejon, operating expenses decreased to 22.5% in the second quarter of 2011 from 26.5% in the same period of last year, reflecting leverage gained from sales increases. Our commission and licensing fee income decreased to $4,432 in the second quarter of 2011 compared to $5,229 in the second quarter of 2010 due to the transition of our Target private label and Olsenboye footwear businesses from the commission model to the wholesale model. Net income for the second quarter of 2011 increased 20% to $23,695 compared to net income for the quarter ended June 30, 2010 of $19,799.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $148,530 or 71%, and $104,170 or 66% of our total net sales for the second quarter of 2011 and 2010, respectively. The 43% increase in net sales quarter over quarter was partially due to our recently acquired Topline business, which contributed $20,118 in net sales in the second quarter of 2011. The transition of our Taget private label and Olsenboye footwear businesses from the commission model to the wholesale model also contributed to the increase in sales. In addition, double digit net sales increases in Steve Madden Women’s brand as well as our international business contributed to our net sales increase in the second quarter of 2011. Finally, two new brands, Big Buddha® shoes, which began shipping in the third quarter of 2010, and Betsey Johnson® shoes, which began shipping in the first quarter of 2011, also contributed to the increase in net sales.

Gross profit margin in the Wholesale Footwear segment decreased to 35.0% in the second quarter of 2011 from 38.5% in the same period last year, due in great part to our recently acquired Topline business. Topline derives a significant portion of its revenue from its low-margin, private label business with lower tier customers such as Payless Shoes. As a result, Topline historically achieves considerably lower gross profit margins than the rest of our wholesale footwear business. In addition, gross margins have decreased due to changes in our product mix towards businesses that realize relatively lower gross margins, including the transition of our private label footwear business with Target to the wholesale model and the growth of our International business. In the second quarter of 2011, operating expenses increased to $28,023 from $19,693 in the second quarter last year, primarily due to incremental costs associated with our recently acquired Topline business and our new Betsey Johnson® and Big Buddha® shoe businesses. As a percentage of sales, operating expenses remained at 18.9% in both the second quarters of 2011 and 2010. Income from operations for the Wholesale Footwear segment increased to $23,890 for the quarter ended June 30, 2011 compared to $20,442 for the same period of last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $26,642 or 13%, and $25,023 or 16% of total Company net sales for the second quarters of 2011 and 2010, respectively. The increase in net sales is primarily due to net sales increases in our Madden Zone, belt and Big Buddha® businesses as well as the incremental sales from our newly acquired Cejon business. These increases were partially offset by net sales decreases in our Betsey Johnson® and Betseyville® handbag product lines.

Gross profit margin in the Wholesale Accessories segment decreased to 38.1% in the second quarter of this year from 39.5% in the same period last year, primarily due to the significant growth of our private label Madden Zone business, which typically achieves lower gross margins than our branded businesses. In the second quarter of 2011, operating expenses increased to $7,143 compared to $5,445 in the same quarter of the prior year, primarily due to the incremental costs related to our recently acquired Cejon business. Income from operations for the Wholesale Accessories segment decreased to $3,020 for the quarter ended June 30, 2011, compared to $4,430 for the quarter ended June 30, 2010. This decrease in income from operations is partially due to a loss from operations in our new Cejon business, which, due to the seasonality of its cold weather accessory business, historically generates losses in the second quarter of the year.

Retail Segment:

In the second quarter of 2011, net sales from the Retail segment accounted for $33,980 or 16% of our total net sales compared to $29,471 or 19% of our total net sales in the same period last year. We opened seven new stores, acquired one store as part of the acquisition of Topline and closed nine under-performing stores during the twelve months ended June 30, 2011. As a result, we had 83 retail stores as of June 30, 2011 compared to 84 stores as of June 30, 2010. The 83 stores currently in operation include 73 Steve Madden full price stores, five Steve Madden outlet stores, three Steven stores, one Report store and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the second quarters of 2011 and 2010) increased 11.6% in the second quarter of this year. In the quarter ended June 30, 2011, gross margin increased to 64.8% from 63.9% in the same period of 2010, primarily due to a decrease in promotional selling combined with improved operating efficiencies. In the second quarter of 2011, operating expenses were $16,173 compared to $16,887 in the second quarter of last year. The decrease in operating expenses is due to a reduction in a number of operating costs as well as by several one-time credits totaling about $1,774, including the settlement of a law suit for $782 less than the Company had provided for (see Part II, Item1 and Note V to the Condensed Consolidated Financial Statements.) Income from operations for the Retail segment increased to $5,846 in the second quarter of this year. Excluding the one-time credits described above, income from operations increased to $4,072 compared to $1,952 for the same period in 2010.

First Cost Segment:

The First Cost segment generated net commission income and design fees of $2,612 for the three-month period ended June 30, 2011, compared to $4,413 for the comparable period of 2010. The primary reason for this decrease is the transition of our Target private label and Olsenboye footwear businesses from the commission model to wholesale customers that began during 2010.

Licensing Segment:

During the quarter ended June 30, 2011, net licensing income increased to $1,820 from $816 in the same period of last year primarily due to the incremental licensing revenue generated by our recently acquired Betsey Johnson intellectual property assets.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Consolidated:

Net sales for the six months ended June 30, 2011 increased 29.2% to $374,907 from $290,272 for the comparable period of 2010. During the six months ended June 30, 2011, gross margin decreased to 40.9% compared to 44.4% in the same period of last year. Operating expenses increased for the six months ended June 30, 2011 to $97,583 from $83,287 in the same period of the prior year. As a percentage of sales, operating expenses decreased in the first half of this year to 26.0% from 28.7% in the same period of last year. Commission and licensing fee income decreased to $8,999 in the first six months of 2011 compared to $11,413 in the first six months of 2010. Net income increased to $41,547 in the first six months of this year compared to $35,184 in the same period last year.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $256,981 or 69% and $186,925 or 64% of our total net sales for the first six months of 2011 and 2010, respectively. The 37% increase in net sales half year over half year was partially due to the transition of our Taget private label and Olsenboye footwear businesses from the commission model to the wholesale model. Our recently acquired Topline business, which contributed net sales of $20,118 in the six months ended June 30, 2011 (all of which occurred in the second quarter of 2011) also contributed to the increase in sales. In addition, two new brands, Big Buddha® shoes, which began shipping in the third quarter of 2010, and Betsey Johnson® shoes, which began shipping in the first quarter of 2011, also contributed to the increase in net sales. Finally, Madden Girl and Steve Madden Women’s brand both realized net sales increases during the six months ended June 30, 2011.

Gross profit margin decreased to 36.1% in the first six months of this year from 40.4% in the same period last year, due in great part to our recently acquired Topline business. Topline derives a significant portion of its revenue from its low-margin, private label business with lower tier customers such as Payless Shoes. As a result, Topline historically achieves considerably lower gross profit margins than the rest of our Wholesale Footwear business. In addition, gross margins have decreased due to changes in our product mix towards businesses that realize relatively lower gross margins, including the transition of our private label footwear business with Target to the wholesale model and the growth of our International business. In the first six months of 2011, operating expenses increased to $50,566 from $38,384 in the same period of 2010, primarily due to incremental costs associated with our recently acquired Topline business and our new Betsey Johnson® and Big Buddha® shoe businesses. As a percentage of sales, operating expenses improved to 19.7% in the first six months of 2011 from 20.5% in the same period of last year reflecting our ability to control our fixed costs during a period in which we expanded our business and achieved a double-digit sales growth. Income from operations for the Wholesale Footwear segment increased to $42,097 for the six-month period ended June 30, 2011 compared to $37,183 for the same period of 2010.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $52,450 or 14% and $45,360 or 16% of total Company net sales for the six months ended June 30, 2011 and 2010, respectively. This increase in net sales for the first six months of 2011 is primarily due to a 71% net sales increase in our Madden Zone business. Incremental sales from our new Big Buddha® brand, which we acquired on February 10, 2010, also contributed to the growth in net sales. Net sales also increased in our belt business during the first six months of 2011. These increases were partially offset by net sales decreases in our Betsey Johnson® and Betseyville® handbag product lines.

Gross profit margin in the Wholesale Accessories segment decreased to 38.6% in the first half of this year from 40.2% in the same period last year, primarily due to the significant growth of our private label Madden Zone business, which typically achieves lower gross margins than our branded businesses. In the first six months of 2011, operating expenses increased to $12,594 compared to $10,728 in the first six months of 2011, primarily due to the incremental operating expenses associated with the recently acquired Cejon business and from our new Big Buddha® brand, which we acquired on February 10, 2010. Income from operations for the Wholesale Accessories segment increased to $7,646 for the six months ended June 30, 2011 compared to $7,485 for the same period of 2010.

Retail Segment:

In the first six months of 2011, net sales from the Retail segment accounted for $65,476 or 17% of our total net sales compared to $57,987 or 20% of total net sales in the same period last year. We opened seven new stores, acquired one store as part of the acquisition of Topline and closed nine under-performing stores during the twelve months ended June 30, 2011. As a result, we had 83 retail stores as of June 30, 2011 compared to 84 stores as of June 30, 2010. The 83 stores currently in operation include 73 Steve Madden full price stores, five Steve Madden outlet stores, three Steven stores, one Report store and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the first six months of 2011 and 2010) increased 11.4% in the first six months of this year. The gross margin in the Retail segment increased to 61.6% in the six months ended June 30, 2011 from 60.4% in the corresponding six months of 2010 primarily due to a decrease in promotional selling combined with improved operating efficiencies. During the first half of 2011, operating expenses were $34,423 compared to $34,175 in the second quarter last year. Operating expenses were impacted by a reduction in a number of operating costs as well as by several one-time credits totaling about $1,774, including the settlement of a law suit for $782 less than the Company had provided for (see Part II Item 1 Note V to the Condensed Consolidated Financial Statements.) As a percentage of net sales, operating expenses decreased 630 basis points to 52.6% in the second quarter of 2011 from 58.9% in the same period of last year, reflecting leverage from increased sales. Income from operations for the Retail segment was $5,901 in the first six months of this year. Excluding the one-time credits described above, income from operations increased to $4,127 compared to $831 for the same period in 2010.

First Cost Segment:

The First Cost segment generated net commission income and design fees of $5,287 for the six-month period ended June 30, 2011 compared to $9,359 for the comparable period of 2010. The primary reason for this decrease is the transition of our Target private label and Olsenboye footwear businesses from the commission model to the wholesale model in 2011.

Licensing Segment:

During the six months ended June 30, 2011, licensing income increased to $3,712 from $2,054 in the same period of last year, primarily due to the incremental licensing revenue generated by our recently acquired Betsey Johnson intellectual property assets.

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

As of June 30, 2011, we had working capital of $145,274. We had cash and cash equivalents of $31,261, investments in marketable securities of $100,937 and we did not have any long term debt.

We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2011, net cash provided by operating activities was $21,894. The primary sources of cash were the net income of $41,547 and an increase in accounts payable and accrued expenses of $18,986. The primary uses of cash were an increase in due from factor of $28,555 and an increase in inventory of $15,982.

INVESTING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2011, we invested $13,984 in marketable securities and received $41,081 from the maturities and sales of securities. We also paid $85,234 for the acquisitions of Topline and Cejon. Additionally, we made capital expenditures of $5,973, principally for systems enhancements, the two new stores that opened in the current period and leasehold improvements to our showrooms.

FINANCING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2011, we received $3,485 in cash and realized a tax benefit of $3,841 in connection with the exercise of stock options.

CONTRACTUAL OBLIGATIONS
($ in thousands)

Our contractual obligations as of June 30, 2011 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	2016 and after

Operating lease obligations	$132,045	$10,648	$39,315	$33,498	$48,584

Purchase obligations	119,084	119,084	—	—	—

Contingent payment liability	40,803	5,899	21,479	9,075	4,350

Other long-term liabilities (future minimum royalty payments)	2,402	709	1,693	—	—

Total	$294,334	$136,340	$62,487	$42,573	$52,934

At June 30, 2011, we had un-negotiated open letters of credit for the purchase of inventory of approximately $3,596.

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

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $1,369 during the remaining six months of 2011, $2,236 in 2012 and $1,025 in 2013. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

Pursuant to our acquisition of Cejon on May 25, 2011, we are subject to potential earn-out payments to the seller of Cejon based on the annual performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. In connection with our acquisition of Topline on May 20, 2011, we are subject to potential earn-out payments to the seller of Topline based on the performance of Topline for the twelve-month period ending on June 30, 2012. In connection with our acquisition of Big Buddha during the first fiscal quarter of 2010, we are subject to potential earn-out payments to the seller of Big Buddha based on the annual performance of Big Buddha for each of the twelve month periods ending on March 31, 2012 and 2013.

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

INFLATION

We do not believe that the price inflation experienced over the last few years in the United States has had a significant effect on the Company’s sales or profitability. Historically, we have minimized the impact of product cost increases by improving operating efficiencies, changing suppliers and increasing prices. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future. We are currently seeing increases in our cost of goods from southern China averaging approximately 5% to 8%. We are working to mitigate this pressure by shifting some production to northern China, where costs remain lower, and to a lesser extent, to other countries such as Mexico. We are also raising prices on select items with fresh materials or styling and, to date, have not seen resistance to these price increases. Putting this all together, the net impact of all these changes on gross margin was negligible in the first six months of 2011, and we expect that to be the case in the near term as well.

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

Cost of sales. All costs incurred to bring finished products to our distribution center and, in the Retail segment, the costs incurred to bring products to our stores are included in the cost of sales line item on our Condensed Consolidated Statement of Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, material and labor and related items, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs are included in the operating expenses line item of our Condensed Consolidated Statements of Income. We classify shipping costs to customers, if any, as operating expense. Our gross profit margins may not be comparable to other companies in the industry because some companies may include warehouse and distribution costs as a component of cost of sales, while other companies report on the same basis as we do and include them in operating expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and LIBOR. The terms of our collection agency agreements with Rosenthal & Rosenthal can be found in the Liquidity and Capital Resources section under Item 2 and in Note D to the notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.

As of June 30, 2011, we held marketable securities valued at $100,937, which consist primarily of corporate and U.S. government and federal agency bonds. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were, as of the end of the fiscal quarter covered by this Quarterly Report, effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

On June 24, 2009, a class action lawsuit, Shahrzad Tahvilian, et al. v. Steve Madden Retail, Inc. and Steve Madden, Ltd., Case No. BC 414217, was filed in the Superior Court of California, Los Angeles County, against the Company and its wholly-owned subsidiary alleging violations of California labor laws. The parties submitted the dispute to private mediation and, on August 31, 2010, reached a settlement on all claims. Based on the proposed settlement, the Company increased its reserve for this claim from $1,000 to $2,750 in the third quarter of 2010. In June of 2011, the court approved the final settlement for $1,968. The payment of the final settlement did not have a material effect on the Company’s financial position.

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

Certain other legal proceedings in which we are involved are discussed in Note N to our Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in Part I Item 3 of that Annual Report. Unless otherwise indicated in this Quarterly Report, all proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 which are not indicated therein as having been dismissed or otherwise concluded remain outstanding.

ITEM 5. OTHER INFORMATION

On June 3, 2011, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to report the voting results of the Company’s annual Meeting of Stockholders (the “Annual Meeting”) which was held on May 27, 2011. At the Annual Meeting, among other proposals, the stockholders voted on a proposal that sought the stockholders’ recommendation, on a non-binding advisory basis, as to whether the Company should hold an advisory vote to approve executive compensation every year, every two years or every three years. At the Annual meeting, a majority of the shares voted on the proposal were in favor of holding such advisory votes on an annual basis.

The Board of Directors of the Company has considered the matter and the stockholders’ recommendation at a meeting held on July 28, 2011 and determined to adopt the recommendation of the stockholders with respect to the frequency of advisory votes to approve executive compensation and, accordingly, will hold the non-binding advisory vote on executive compensation programs on an annual basis.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.01
Stock Purchase Agreement dated May 25, 2011 among Steven Madden, Ltd., David Seerherman, Cejon, Inc., and Kenneth Rogala (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011).

2.01
Stock Purchase Agreement dated May 20. 2011 among Steven Madden, Ltd., The Topline Corporation and William F. Snowden (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2011).

10.01
Earn-Out Agreement dated May 25, 2011 among Steven Madden, Ltd., David Seerherman, Cejon, Inc., Cejon Accessories, Inc., New East Designs, LLC and Kenneth Rogala (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011).

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

101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 9, 2011

STEVEN MADDEN, LTD.

By:	/S/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

By:	/S/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.01
Stock Purchase Agreement dated May 25, 2011 among Steven Madden, Ltd., David Seerherman, Cejon, Inc., and Kenneth Rogala (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011).

2.01
Stock Purchase Agreement dated May 20. 2011 among Steven Madden, Ltd., The Topline Corporation and William F. Snowden (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2011).

10.01
Earn-Out Agreement dated May 25, 2011 among Steven Madden, Ltd., David Seerherman, Cejon, Inc., Cejon Accessories, Inc., New East Designs, LLC and Kenneth Rogala (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011).

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Furnished herewith.