Form 10-Q
period 2011-09-30
STEVEN MADDEN, LTD.
filed 2011-11-09
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

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
Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 4, 2011, the latest practicable date, there were 42,866,477 shares of common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
September 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,	September 30,
	2011	2010	2010
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,141	$66,151	$29,045
Accounts receivable, net of allowances of $7,114, $2,458 and $2,209	113,461	18,742	12,846
Due from factors, net of allowances of $12,496, $12,800 and $10,934	105,694	52,206	81,815
Inventories	77,042	39,557	44,485
Marketable securities – available for sale	4,159	13,289	20,395
Prepaid expenses and other current assets	14,465	11,044	11,590
Deferred taxes	9,415	9,078	8,827
Total current assets	359,377	210,067	209,003

Notes receivable	7,318	7,024	33,195
Note receivable – related party	4,028	3,849	3,791
Property and equipment, net	30,400	20,791	21,054
Deferred income taxes	4,665	7,844	6,309
Deposits and other	1,970	2,529	2,775
Marketable securities – available for sale	72,500	114,317	103,179
Goodwill – net	74,976	38,613	36,613
Intangibles – net	95,780	42,662	14,095
Total Assets	$651,014	$447,696	$430,014

LIABILITIES
Current liabilities:
Accounts payable	$86,894	$37,089	$37,302
Accrued expenses	34,864	18,425	21,525
Contingent payment liability – current portion	3,787	1,976	1,628
Income taxes payable	22,877	—	5,935
Accrued incentive compensation	13,402	15,917	11,864
Total current liabilities	161,824	73,407	78,254

Contingent payment liability	36,236	10,396	10,372
Deferred rent	5,799	5,467	5,494
Other liabilities	154	1,128	1,577
Total Liabilities	204,013	90,398	95,697

Commitments, contingencies and other (Note W)

STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued
Common stock – $.0001 par value, 60,000 shares authorized, 51,271, 50,423 and 49,982 shares issued, 42,868, 42,020 and 41,579 outstanding	5	4	4
Additional paid-in capital	182,292	165,773	158,945
Retained earnings	396,639	323,092	305,465
Other comprehensive income:
Unrealized gain on marketable securities	740	972	2,446
Treasury stock – 8,403, 8,403 and 8,403 shares at cost	(132,543)	(132,543)	(132,543)
Total Steven Madden, Ltd. stockholders’ equity	447,133	357,298	334,317
Noncontrolling interests	(132)	—	—
Total stockholders’ equity	447,001	357,298	334,317
Total Liabilities and Stockholders’ Equity	$651,014	$447,696	$430,014

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$313,887	$184,118	$688,794	$474,390

Cost of sales	204,434	106,610	426,114	268,096

Gross profit	109,453	77,508	262,680	206,294

Commission, royalty and licensing fee income – net	5,649	6,587	14,648	18,000
Operating expenses	(64,594)	(46,707)	(162,177)	(129,994)

Income from operations	50,508	37,388	115,151	94,300
Interest and other income, net	1,732	1,201	4,905	2,927

Income before provision for income taxes	52,240	38,589	120,056	97,227
Provision for income taxes	20,372	15,673	46,641	39,127
Net income	31,868	22,916	73,415	58,100

Net loss attributable to noncontrolling interests	43	—	132	—

Net income attributable to Steven Madden, Ltd.	$31,911	$22,916	$73,547	$58,100

Basic income per share	$0.75	$0.55	$1.74	$1.40

Diluted income per share	$0.74	$0.54	$1.70	$1.37

Basic weighted average common shares outstanding	42,430	41,520	42,180	41,390
Effect of dilutive securities – options/restricted stock	977	833	973	965

Diluted weighted average common shares outstanding	43,407	42,353	43,153	42,355

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income	$73,415	$58,100
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefit from the exercise of options	(4,178)	(2,882)
Depreciation and amortization	7,849	7,364
Loss on disposal of fixed assets	609	543
Non-cash compensation	8,337	5,963
Provision for bad debts	4,352	(539)
Accrued interest on note receivable – related party	(179)	(223)
Deferred rent expense	(556)	463
Realized gain on marketable securities	(1,254)	(32)
Changes in (net of acquisitions):
Accounts receivable	(40,030)	(2,121)
Due from factor	(53,184)	(32,728)
Inventories	(25,301)	(13,732)
Prepaid expenses, deposits and other assets	(2,329)	(4,216)
Accounts payable and other accrued expenses	41,969	26,534
Other liabilities	(2,135)	(102)

Net cash provided by operating activities	7,385	42,392

Cash flows from investing activities:
Purchase of property and equipment	(12,246)	(2,280)
Purchase of marketable securities	(13,983)	(54,341)
Sale/redemption of marketable securities	64,885	18,592
Purchase of notes receivable	—	(34,186)
Acquisitions, net of cash acquired	(85,234)	(11,119)

Net cash used in investing activities	(46,578)	(83,334)

Cash flows from financing activities:
Proceeds from options exercised	4,005	2,398
Tax benefit from exercise of options	4,178	2,882
Purchase of common stock for treasury	—	(4,559)

Net cash provided by financing activities	8,183	721

Net decrease in cash and cash equivalents	(31,010)	(40,221)
Cash and cash equivalents – beginning of period	66,151	69,266

Cash and cash equivalents – end of period	$35,141	$29,045

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2011
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2010 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 28, 2011.

Note B – Stock Split

On May 5, 2011, the Company’s Board of Directors announced a three-for-two stock split of the Company’s outstanding shares of common stock, effected in the form of a stock dividend on the Company’s outstanding common stock. Stockholders of record at the close of business on May 20, 2011 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on this date. The additional shares were distributed on May 31, 2011. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives effect to this stock split, applied retroactively.

Note C – Recently Adopted Accounting Standards

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other” (“ASU 2011-08”). Under ASU 2011-08, when testing goodwill for impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment that the fair value of a reporting unit is less than its carrying amount, performing the current two-step impairment test is not required. The guidance also includes a number of events and circumstances that an entity should consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity has not yet issued financial statements for the most recent annual or interim period, provided the entity has not yet performed its annual impairment test. We do not expect this guidance to have a material impact on our financial statements..

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). Under ASU No. 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option is selected, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and effects the presentation of financial statements and thus will have no impact on the Company’s consolidated financial statements. In October 2011, the FASB announced plans to defer the presentation of items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2011
($ in thousands except share and per share data)

Note C – Recently Adopted Accounting Standards (continued)

May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” (“ASU No. 2011-04”) under GAAP and under the International Financial Reporting Standards (“IFRS”). ASU No. 2011-04 amends FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Management is currently evaluating ASU No. 2011-04 and does not believe that it will have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU No. 2010-28”). ASU No. 2010-28 modifies Step 1 of the goodwill impairment test, which requires an entity to compare the fair value of a reporting unit with its carrying amount, including goodwill. For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Step 2 requires an entity to compare the fair value of a reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by assigning a fair value to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The adoption of ASU No. 2010-28, which became effective for the Company on January 1, 2011, did not have a material impact on the Company’s consolidated financial statements.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2011
($ in thousands except share and per share data)

Note E– Due To and From Factor

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

Note F – Notes Receivable

As of September 30, 2011, Notes Receivable were comprised of the following:

Due from Bakers Footwear Group, Inc.	$4,074
Due from Betsey Johnson LLC (see Note S)	3,244
Total	$7,318

On August 26, 2010, the Company entered into a Debenture and Stock Purchase Agreement with Bakers Footwear Group, Inc. (“Bakers”) pursuant to which the Company paid $5,000 to acquire a subordinated debenture in the principal amount of $5,000 and 1,844,860 unregistered shares of Bakers common stock which trades on the Over-the-Counter Bulletin Board. The Company allocated $996 of the purchase price to the common stock and $4,004 to the subordinated debenture based upon their relative fair values. Interest accrues on the debenture at the rate of 11% per annum and is payable quarterly in cash. The principal amount of the debenture is payable by Bakers in four equal installments of $1,250 due on August 31, 2017, 2018, 2019 and 2020. The difference between the $4,004 purchase price of the debenture and the $5,000 principal amount of the debenture is considered original issue discount and is being amortized over the life of the debenture. As of September 30, 2011, the total amount of the discount amortized was $70, bringing the value of the note to $4,074.

Note G – Note Receivable – Related Party

On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company common stock, which he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and extend the maturity date to June 30, 2015 when all principal and accrued interest is due. As of September 30, 2011, $1,028 of interest has accrued on the note and has been reflected on the Company’s Condensed Consolidated Financial Statements. Due to the 3-for-2 stock split effected on May 3, 2010 the number of shares securing the loan increased from 510,000 shares to 765,000 shares. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest 555,000 shares of the Company’s common stock, retaining 210,000 shares with a total market value on that date of $6,798, as collateral for the loan. Subsequently, pursuant to the 3-for-2 stock split effected on May 31, 2011 (see Note B above), the number of shares securing the loan has increased from 210,000 shares to 315,000 shares. On September 30, 2011, the total market value of these shares was $9,482.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2011
($ in thousands except share and per share data)

Note H– Marketable Securities

Marketable securities consist primarily of corporate and U.S. government and federal agency bonds with maturities greater than three months and up to six years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three- and nine-month periods ended September 30, 2011, the amortization of bond premiums totals $234 and $898, respectively, compared to $320 and $822 for the comparable periods in 2010. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.

Note I – Fair Value Measurement

The accounting guidance under Accounting Standards Codification (“ASC”) “Fair Value Measurements and Disclosures” (“ASC 820-10”) permits the Company to elect to measure non-financial assets and non-financial liabilities at fair value effective January 1, 2009. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
●	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
●	Level 3: Significant unobservable inputs.

The Company’s financial assets subject to fair value measurements as of September 30, 2011 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,195	$8,195	$—	$—
Current marketable securities – available for sale	4,159	4,159	—	—
Investment in Bakers	996	—	996	—
Note receivable – Bakers	4,074	—	—	4,074
Note receivable – Betsey Johnson	3,244	—	—	3,244
Long-term marketable securities – available for sale	72,500	72,500	—	—

Total assets	$93,168	$84,854	$996	$7,318

Liabilities:
Contingent consideration – Big Buddha, current	$3,787	—	—	$3,787
Contingent consideration – Cejon, non-current	23,500	—	—	23,500
Contingent consideration – Topline, non-current	6,200	—	—	6,200
Contingent consideration – Big Buddha, non-current	6,536	—	—	6,536

Total liabilities	$40,023	—	—	$40,023

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2011
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

Pursuant to the Debenture and Stock Purchase Agreement with Bakers (see Note F), the Company acquired 1,844,860 unregistered shares of Bakers common stock, which trades on the OTC Bulletin Board. These shares, which are thinly traded, were valued using the quoted price of similar registered shares of Bakers common stock adjusted for the effect of the transfer restriction, considering factors such as the nature and duration of the transfer restriction, the volatility of the stock and the risk free interest rate. The shares are included in deposits and other assets on the Company’s Condensed Consolidated Balance Sheets. For the note receivable due from Bakers (see Note F), which was purchased at a substantial discount, the carrying value was determined to be the fair value. For the note receivable due from Betsey Johnson (see Note S), the carrying value was determined to be the fair value.

The Company has recorded a liability for contingent consideration as a result of the May 25, 2011 acquisition of Cejon, Inc., Cejon Accessories, Inc. and New East Designs, LLC (collectively, “Cejon”) (see Note S). Pursuant to the terms of the acquisition, earn-out payments may be due annually to the sellers of Cejon based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period.

The Company has recorded a liability for contingent consideration as a result of the May 20, 2011 acquisition of the Topline Corporation (“Topline”) (see Note S). Pursuant to the terms of the acquisition, an earn-out payment may be due to the seller of Topline based on the financial performance of Topline for the twelve-month period ending on June 30, 2012. The fair value of the contingent payment was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2011
($ in thousands except share and per share data)

Note J– Fair Value of Financial Instruments

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

Note K– Inventories

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.

Note L– Revenue Recognition

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

The Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery, women’s fashion apparel and jewelry. The Company licenses its Big Buddha® brand for use in connection with the manufacture, marketing and sale of sunglasses and cold weather accessories. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, lingerie, swimwear, eyewear, watches and outerwear. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission and a design fee on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.

Note M– Taxes Collected From Customers

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
September 30, 2011
($ in thousands except share and per share data)

Note N– Sales Deductions

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

Note P – Income Taxes

The Company’s effective income tax rate for the nine months ended September 30, 2011 and 2010 was 38.8% and 40.2%, respectively. The primary reason for this decrease is that this year’s tax provision does not include a valuation allowance while last year’s tax provision included a valuation allowance that increased the effective tax rate by 74 basis points. A decrease in expenses that are non-deductible for tax purposes also contributed to the lower effective income tax rate in the first quarter of 2011.

Note Q–Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase treasury stock at the average market price during the period, and (b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For the three- and nine-month periods ended September 30, 2011, options to purchase 19,000 and 169,000 shares, respectively, of the Company’s common stock have been excluded from the calculation because inclusion of such shares would be anti-dilutive as compared with options to purchase 177,100 shares of the Company’s common stock that have been excluded from the calculation for both the three and nine months ended September 30, 2010.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2011
($ in thousands except share and per share data)

Note R– Stock-Based Compensation

In March 2006, the Board of Directors approved the Steven Madden, Ltd. 2006 Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The stockholders approved the Plan on May 26, 2006. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan from 2,700,000 to 3,487,500. On May 22, 2009, the stockholders approved a second amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 9,144,000. The following table summarizes the number of shares of common stock authorized for use under the Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the Plan and the number of shares of common stock available for the grant of stock-based awards under the Plan:

Common Stock authorized	9,144,000

Stock based awards, including restricted stock and stock options granted, net of expired or cancelled	6,374,000

Common Stock available for grant of stock-based awards as of September 30, 2011	2,770,000

Total equity-based compensation expense for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Restricted stock	$1,093	$1,110	$4,050	$3,440
Stock options	1,679	1,177	4,287	2,523
Total	$2,772	$2,287	$8,337	$5,963

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during both the three- and nine-month periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds from stock options exercised	$520	$485	$4,005	$2,398
Intrinsic value of stock options exercised	$1,062	$808	$8,861	$5,422

During the three and nine months ended September 30, 2011, approximately 86,000 and 697,000 options vested with a weighted average exercise price of $24.61 and $15.23, respectively. During the three and nine months ended September 30, 2010, 77,000 and 474,000 options vested with a weighted average exercise price of $14.97 and $10.27, respectively. As of September 30, 2011, there were 1,948,000 unvested options with a total of $10,463 of unrecognized compensation cost and a weighted average vesting period of 2.5 years. As of September 30, 2010, there were 2,339,000 unvested options with a total of $10,752 of unrecognized compensation cost and a weighted average vesting period of 3.1 years.

The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of a special dividend paid in each of November 2005 and 2006, the Company historically has not paid dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2011
($ in thousands except share and per share data)

Note R – Stock-Based Compensation (continued)

	Nine Months Ended September 30,
	2011	2010

Expected volatility	47.3% to 48.7%	47.2% to 52.4%
Risk-free interest rate	0.61% to 1.78%	1.08% to 2.16%
Expected life (in years)	2.8 to 4.4	2.8 to 4.4
Expected dividend yield	None	None
Weighted average fair value	$10.91	$8.45

Activity relating to stock options granted under the Company’s plans during the nine months ended September 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	2,703,000	$14.08
Granted	582,000	29.80
Exercised	(357,000)	11.21
Cancelled/Forfeited	(167,000)	19.30

Outstanding at September 30, 2011	2,761,000	$17.45	4.8	$35,899

Exercisable at September 30, 2011	813,000	$14.25	4.2	$13,101

Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2011 and 2010:

	2011		2010
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date

Non-vested at January 1	563,000	$17.20	671,000	$13.98
Granted	334,000	31.34	177,000	20.33
Vested	(179,000)	14.93	(288,000)	13.35
Forfeited	—	—	(15,000)	18.99

Non-vested at September 30	718,000	$24.34	545,000	$14.67

As of September 30, 2011, there was $12,609 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 2.9 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2011
($ in thousands except share and per share data)

Note S – Acquisitions

Cejon

On May 25, 2011, the Company acquired all of the outstanding shares of capital stock of privately held Cejon, Inc. and Cejon Accessories, Inc. from its sole stockholder as well as all of the outstanding membership interests in New East Designs, LLC (together with Cejon Inc. and Cejon Accessories, “Cejon”) from its members (together with the Cejon stockholder, the “Sellers”). Founded in 1991, Cejon markets and sells cold weather accessories, fashion scarves, wraps and other trend accessories primarily under the Cejon brand name, private labels and the Steve Madden brand name. Prior to the acquisition, Cejon had been a licensee of the Company for cold weather and selected other fashion accessories since September 2006. Management believes that Cejon will further strengthen and expand the Company’s accessories platform. The acquisition was completed for consideration of $29,108 cash plus possible contingent payments pursuant to an earn-out agreement with the Sellers. The earn-out agreement specifies two tiers of potential payments to the Sellers based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The tier one earn-out is based on a graduated percentage of EBITA up to a maximum EBITA of $11,000 in each of the earn-out periods, provided that the total aggregate payments under this tier do not exceed $25,000. The tier two earn-out is based on a multiple of the amount that EBITA exceeds certain levels in each of the earn-out periods, provided that the total aggregate payments under this tier do not exceed $33,000. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period. As of September 30, 2011, the Company estimates the fair value of the contingent consideration to be $23,500.

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

Accounts receivable	$3,608
Inventory	3,803
Prepaid expenses and other current assets	56
Fixed assets	292
Trade name	27,065
Customer relationships	3,225
Non-compete agreement	305
Other assets	23
Accounts payable	(1,318)
Accrued expenses	(2,041)
Total fair value excluding goodwill	35,018
Goodwill	17,590

Net assets acquired	$52,608

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

The Company incurred approximately $517 in acquisition related costs applicable to the Cejon transaction during the nine-month period ended September 30, 2011. These expenses are included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2011
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

Topline

On May 20, 2011, the Company acquired all of the outstanding shares of capital stock of the privately held company, the Topline Corporation (“Topline”) from its sole stockholder (“Seller”). Founded in 1980, Topline and its subsidiaries design, manufacture, market and sell private label and branded women’s footwear primarily to specialty retailers and department stores. Topline has sourcing capabilities resident in China which include personnel and facilities engaged in direct sourcing. Management believes that Topline is a strategic fit for the Company. The acquisition was completed for consideration of $56,128 cash, net of cash acquired, plus possible contingent payments pursuant to an earn-out agreement with the Seller. The earn-out agreement provides for potential payments to the Seller based on the financial performance of Topline for the twelve-month period ending on June 30, 2012. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period. As of September 30, 2011, the Company estimates the fair value of the contingent consideration to be $6,200.

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

Accounts receivable	$55,738
Inventory	8,381
Prepaid expenses and other current assets	857
Fixed assets	2,404
Trade name	16,600
Customer relationships	7,900
Non-compete agreement	300
Other assets	108
Accounts payable	(40,612)
Accrued expenses	(1,624)
Income tax payable	(3,217)
Accrued expenses	(3,280)
Total fair value excluding goodwill	43,555
Goodwill	18,773

Net assets acquired	$62,328

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

The Company incurred approximately $477 in acquisition related costs applicable to the Topline transaction during the period ended September 30, 2011. These expenses are included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2011
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

Betsey Johnson intellectual property

On October 5, 2010, pursuant to a Restructuring Agreement between the Company and Betsey Johnson LLC (“Betsey Johnson”), the Company acquired all right, title and interest in substantially all of the intellectual property of Betsey Johnson, including, among other things, the Betsey Johnson® and Betseyville® trademarks, and certain intellectual property licenses and other contracts, including the right to receive royalties and other income with respect thereto (the “Betsey Johnson Assets”). In connection with the transaction, the Company also received a 10%, non-voting membership interest in Betsey Johnson. Management believes that the Betsey Johnson Assets offer meaningful growth opportunity for the Company. Prior to the acquisition, Betsey Johnson had licensed to the Company the right to use the Betsey Johnson® and Betseyville® trademarks in connection with the sale and marketing of handbags, small leather goods, belts and umbrellas. The acquisition of the Betsey Johnson Assets was the culmination of a series of transactions. First, in August 2010, the Company purchased from various members of a loan syndicate their respective participations in a term loan in the aggregate outstanding principal amount of $48,750 (the “Loan”) made by the syndicate lenders to Betsey Johnson. The Company paid the syndicate lenders an aggregate purchase price of $29,217, including transaction costs, for their participations in the Loan. The Loan was secured by a first priority security interest in substantially all of the assets of Betsey Johnson and was in default on the date of purchase. On October 5, 2010, the Company entered into the Restructuring Agreement with Betsey Johnson, pursuant to which, in consideration of the elimination of all amounts owed with respect to the Loan, the Company acquired the Betsey Johnson Assets. The Company believes that Betsey Johnson® is a well known, iconic brand and thus the trademark is an indefinite lived asset. As such, the $29,217 purchase price for the Betsey Johnson intellectual property will not be amortized, rather, it will be tested for impairment on an annual basis or more often if events or circumstances change that could cause the Betsey Johnson intellectual property to become impaired. The Company made a new secured term loan to Betsey Johnson on October 5, 2010 in the principal amount of $3,000, which accrues interest at the rate of 8% per annum and becomes due on December 31, 2015. As of September 30, 2011, $244 of interest has accrued on the note and has been reflected on the Company’s Condensed Consolidated Financial Statements. The new term loan is secured by a first priority security interest in substantially all of the remaining properties and assets of Betsey Johnson.

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
September 30, 2011
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

Note T – Consolidated Variable Interest entity

On April 15, 2011, the Company formed a joint venture with two individuals through a limited liability company, Madlove, LLC (“Madlove”), as to which the Company is the primary beneficiary. Madlove designs and markets women’s footwear under the Madlove label. As the primary beneficiary of Madlove, the assets, liabilities and results of operations of Madlove are included in the Company’s Condensed Consolidated Financial Statements. The other members’ interests are reflected in “Net loss attributable to noncontrolling interests” in the Condensed Consolidated Statements of Income and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets. The following table summarizes the carrying amount of Madlove’s assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets at September 30, 2011:

Accounts receivable – net	$277
Inventory	93
Fixed assets – net	43
Current assets	413

Due to Steven Madden, Ltd.	17
Other current liabilities	147
Current liabilities	$164

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2011
($ in thousands except share and per share data)

Note U– Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment for the nine months ended September 30, 2011:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount

Balance at January 1, 2011	$1,547	$31,565	$5,501	$38,613
Acquisition of Cejon	—	17,590	—	17,590
Acquisition of Topline	18,773	—	—	18,773

Balance at September 30, 2011	$20,320	$49,155	$5,501	$74,976

The following table details identifiable intangible assets as of September 30, 2011:

	Estimated Lives	Cost Basis	Accumulated Amortization	Net Carrying Amount

Trade names	6–10 years	$4,591	$1,062	$3,529
Customer relationships	10 years	22,834	4,428	18,406
License agreements	3–6 years	5,600	5,469	131
Non-compete agreement	5 years	1,985	1,113	872
Other	3 years	14	14	—

		35,024	12,086	22,938

Trademarks	indefinite	72,842	—	72,842

		$107,866	$12,086	$95,780

The estimated future amortization expense of purchased intangibles as of September 30, 2011 is as follows:

2011 (remaining three months)	$913
2012	2,993
2013	2,993
2014	2,926
2015	2,742
Thereafter	10,371

$22,938

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2011
($ in thousands except share and per share data)

Note V– Comprehensive Income

The following table displays comprehensive income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$31,868	$22,916	$73,415	$58,100
Unrealized gains (losses) on marketable securities	(644)	1,090	(232)	1,746
Comprehensive income, net of income taxes	31,224	24,006	73,183	59,846
Comprehensive loss attributable to the noncontrolling interest	43	—	132	—
Comprehensive net income attributable to Steven Madden, Ltd.	$31,267	$24,006	$73,315	$59,846

Note W – Commitments, Contingencies and Other

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
September 30, 2011
($ in thousands except share and per share data)

Note W – Commitments, Contingencies and Other (continued)

U.S. Customs has not made a formal claim for collection of the duties allegedly owed and, as the statute of limitations for commencement of a collection claim is expiring, U.S. Customs has requested a waiver from the Company of the statue of limitations until December 5, 2013. The Company has submitted a proposed waiver of the statute of limitations to U. S. Customs in this regard the terms of which have not yet been agreed upon. If the Company and U. S. Customs do not reach agreement regarding the terms of the waiver, the statute of limitations for the commencement of a collection action will expire on December 5, 2011.

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

Note X– Operating Segment Information

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2011
($ in thousands except share and per share data)

Note X – Operating Segment Information (continued)

As of and three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2011:
Net sales to external customers	$211,223	$67,030	$278,253	$35,634			$313,887
Gross profit	66,652	21,973	88,625	20,828			109,453
Commissions and licensing fees – net	—	—	—	—	$3,318	$2,331	5,649
Income from operations	31,616	10,974	42,590	2,269	3,318	2,331	50,508
Segment assets	$374,329	$157,369	531,698	69,242	50,074	—	651,014
Capital expenditures			$4,558	$1,715	$—	$—	$6,273

September 30, 2010:
Net sales to external customers	$123,251	$29,801	$153,052	$31,066			$184,118
Gross profit	48,362	11,095	59,457	18,051			77,508
Commissions and licensing fees – net	—	—	—	—	$5,617	$970	6,587
Income (loss) from operations	27,503	5,043	32,546	(1,745)	5,617	970	37,388
Segment assets	$302,842	$72,078	374,920	42,964	12,130	—	430,014
Capital expenditures			$337	$711	$—	$—	$1,048

As of and nine months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2011:
Net sales to external customers	$468,204	$119,480	$587,684	$101,110			$688,794
Gross profit	159,315	42,213	201,528	61,152			262,680
Commissions and licensing fees – net	—	—	—	—	$8,605	$6,043	14,648
Income from operations	73,713	18,620	92,333	8,170	8,605	6,043	115,151
Segment assets	$374,329	$157,369	531,698	69,242	50,074	—	651,014
Capital expenditures			$8,195	$4,051	$—	$—	$12,246

September 30, 2010:
Net sales to external customers	$310,176	$75,161	$385,337	$89,053			$474,390
Gross profit	123,929	29,308	153,237	53,057			206,294
Commissions and licensing fees – net	—	—	—	—	$14,976	$3,024	18,000
Income (loss) from operations	65,045	12,169	77,214	(914)	14,976	3,024	94,300
Segment assets	$302,842	$72,078	374,920	42,964	12,130	—	430,014
Capital expenditures			$814	$1,466	$—	$—	$2,280

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2011
($ in thousands except share and per share data)

Note X – Operating Segment Information (continued)

Revenues by geographic area for the three- and nine-month periods ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Domestic	$297,873	$172,334	$650,408	$448,993
International	16,014	11,784	38,386	25,397

Total	$313,887	$184,118	$688,794	$474,390

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

Overview:
($ in thousands, except retail sales data per square foot and earnings per share)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”) designs, sources, markets and sells fashion-forward footwear, handbags and accessories for women, men and children. We distribute products through department stores, specialty stores, luxury retailers, national chains, mass merchants, our retail stores and our e-commerce website throughout the United States as well as through special distribution arrangements in Canada, Europe, Central and South America, Australia, India and Asia. Our product line includes a broad range of updated styles which are designed to establish or capitalize on market trends, complemented by core products. We have established a reputation for our creative designs, popular styles and quality products at affordable price points. The Company licenses its Steve Madden®, Steven by Steve Madden®, Big Buddha and Betsey Johnson® marks for use in connection with the manufacture, marketing and sale of various product lines including sunglasses, eyewear, outerwear, bedding, hosiery, women’s fashion apparel, lingerie, swimwear, and jewelry

On May 5, 2011, the Company’s Board of Directors announced a three-for-two stock split of the Company’s outstanding shares of common stock, effected in the form of a stock dividend on the Company’s outstanding common stock. Stockholders of record at the close of business on May 20, 2011 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on this date. The additional shares were distributed on May 31, 2011. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives effect to this stock split, applied retroactively.

As we move towards fulfilling our stated goal of expanding our demographic reach, there have been several changes to our business that should be considered when comparing our year over year results. Our recently acquired Topline and Cejon businesses contributed incremental sales of $81,732 in the third quarter of 2011. Cejon derives its revenues from the sale of cold weather accessories, fashion scarves, wraps and other trend accessories, and thus most of its business is heavily geared towards the second half of the year. As a result, Cejon’s receivables, payables and inventory levels are inordinately high at the end of the third quarter. We continue to pursue growth opportunities in our international business, and as a result, our international sales increased 36% in the quarter ended September 30, 2011. During the third quarter of 2011, the transition of our Target private label business from the commission model to the wholesale model caused net sales to increase by $25,111.

We achieved the highest quarterly sales and earnings results in the Company’s history during the third quarter of 2011. Net sales for the three months ended September 30, 2011 increased to $313,887 compared to $184,118 in the same period of last year. Excluding net sales derived from Topline and Cejon, both acquired in May of 2011, as well as the Target and Olsenboye footwear businesses, which were not included in the net sales line last year, organic net sales growth was 11.7% on a consolidated basis. Net income increased 39% in the third quarter of this year to $31,868, compared with $22,916 in the same period last year. Diluted earnings per share for the third quarter of 2011 increased 37% to $0.74 per share on 43,407,000 diluted weighted average shares outstanding compared to $0.54 per share on 42,353,000 diluted weighted average shares outstanding in the third quarter of last year.

In our Retail segment, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout the third quarters of 2011 and 2010) increased 13.2%. As of September 30, 2011 we had 82 stores in operation, which is flat to last year. During the twelve months ended September 30, 2011, sales per square foot was $792 compared to $710 achieved in the same period of 2010.

Our annualized inventory turnover was 9.5 in the third quarter of 2011 and was 9.7 times in the third quarter of 2010. Our accounts receivable average days outstanding was 62 days in the third quarter of 2011 compared to 55 days in the third quarter of the previous year. As of September 30, 2011, we had $111,800 in cash, cash equivalents and marketable securities, no short- or long-term debt, and total stockholders’ equity of $447,001. As of September 30, 2011 working capital increased to $197,553 compared to $130,749 on September 30, 2010.

The following tables set forth certain selected financial information relating to results of operations for the periods indicated:

Selected Financial Information
Three Months Ended
September 30,
($ in thousands)

	2011		2010
CONSOLIDATED:

Net sales	$313,887	100%	$184,118	100%
Cost of sales	204,434	65	106,610	58
Gross profit	109,453	35	77,508	42
Other operating income – net of expenses	5,649	2	6,587	4
Operating expenses	64,594	21	46,707	25
Income from operations	50,508	16	37,388	20
Interest and other income, net	1,732	1	1,201	1
Income before income taxes	52,240	17	38,589	21
Net income	31,868	10	22,916	12

By Segment:

WHOLESALE FOOTWEAR SEGMENT:

Net sales	$211,223	100%	$123,251	100%
Cost of sales	144,571	68	74,889	61
Gross profit	66,652	32	48,362	39
Operating expenses	35,036	17	20,859	17
Income from operations	31,616	15	27,503	22

WHOLESALE ACCESSORIES SEGMENT:

Net sales	$67,030	100%	$29,801	100%
Cost of sales	45,057	67	18,706	63
Gross profit	21,973	33	11,095	37
Operating expenses	10,999	16	6,052	20
Income from operations	10,974	16	5,043	17

RETAIL SEGMENT:

Net sales	$35,634	100%	$31,066	100%
Cost of sales	14,806	42	13,015	42
Gross profit	20,828	58	18,051	58
Operating expenses	18,559	52	19,796	64
Income (loss) from operations	2,269	6	(1,745)	(6)
Number of stores	82		82

FIRST COST SEGMENT:

Other commission income – net of expenses	$3,318	100%	$5,617	100%

LICENSING SEGMENT:

Licensing income – net of expenses	$2,331	100%	$970	100%

Selected Financial Information
Nine Months Ended
September 30
($ in thousands)

	2011		2010
CONSOLIDATED:

Net sales	$688,794	100%	$474,390	100%
Cost of sales	426,114	62	268,096	57
Gross profit	262,680	38	206,294	43
Other operating income – net of expenses	14,648	2	18,000	4
Operating expenses	162,177	24	129,994	27
Income from operations	115,151	17	94,300	20
Interest and other income – net	4,905	1	2,927	1
Income before income taxes	120,056	17	97,227	20
Net income	73,415	11	58,100	12

By Segment:

WHOLESALE FOOTWEAR SEGMENT:

Net sales	$468,204	100%	$310,176	100%
Cost of sales	308,889	66	186,247	60
Gross profit	159,315	34	123,929	40
Operating expenses	85,602	18	58,884	19
Income from operations	73,713	16	65,045	21

WHOLESALE ACCESSORIES SEGMENT:

Net sales	$119,480	100%	$75,161	100%
Cost of sales	77,267	65	45,853	61
Gross profit	42,213	35	29,308	39
Operating expenses	23,593	20	17,139	23
Income from operations	18,620	16	12,169	16

RETAIL SEGMENT:

Net sales	$101,110	100%	$89,053	100%
Cost of sales	39,958	40	35,996	40
Gross profit	61,152	60	53,057	60
Operating expenses	52,982	52	53,973	61
Income (loss) from operations	8,170	8	(914)	(1)
Number of stores	82		82

FIRST COST SEGMENT:

Other commission income – net of expenses	$8,605	100%	$14,976	100%

LICENSING SEGMENT:

Licensing income – net of expenses	$6,043	100%	$3,024	100%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Consolidated:

Net sales for the three months ended September 30, 2011 increased to $313,887 compared to $184,118 for the comparable period of 2010. Excluding net sales from Topline and Cejon, both acquired in May of 2011, as well as the Target and Olsenboye footwear businesses, which were not included in the net sales line last year, organic net sales growth was 11.7% on a consolidated basis. Our gross margin was 34.9% for the third quarter of 2011 compared to 42.1% in the comparable period of 2010, with the decrease due to sales mix shifts as a result of the addition of the Topline and Cejon businesses and the inclusion of the Company’s Target private label and Olsenboye footwear businesses in net sales. Excluding these businesses, consolidated gross margin was flat to prior year’s third quarter. Operating expenses increased in the third quarter of this year to $64,594 from $46,707 in the same period last year, primarily due to incremental costs associated with our recently acquired Topline and Cejon businesses and our new Betsey Johnson® and Big Buddha® shoe businesses. As a percentage of sales, exclusive of Topline and Cejon, operating expenses decreased to 20.6% in the third quarter of 2011 from 25.4% in the same period of last year, reflecting leverage gained from sales increases. Our commission and licensing fee income decreased to $5,649 in the third quarter of 2011 compared to $6,587 in the third quarter of 2010 due to the transition of our Target private label and Olsenboye footwear businesses from the commission model to the wholesale model. Net income for the third quarter of 2011 increased 39% to $31,868 compared to net income for the quarter ended September 30, 2010 of $22,916.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $211,223 or 67% and $123,251 or 67% of our total net sales for the third quarter of 2011 and 2010, respectively. The 71% increase in net sales quarter over quarter was partially due to the inclusion of net sales from our Topline, Target and Olsenboye businesses, none of which were included in the net sales line last year. In addition, nets sales increased due to organic growth in our Steve Madden Women’s, Madden Girl and Steven brands as well as in our international business. Finally, two new brands, Big Buddha® shoes, which began shipping in the third quarter of 2010, and Betsey Johnson® shoes, which began shipping in the first quarter of 2011, also contributed to the increase in net sales.

Gross profit margin in the Wholesale Footwear segment was 31.6% in the third quarter of 2011 and was 39.2% in the same period last year. This decrease was due to sales mix shifts as a result of the addition of the Topline business and the inclusion of the Company’s Target private label and Olsenboye footwear businesses in net sales. In the third quarter of 2011, operating expenses increased to $35,036 from $20,859 in the third quarter last year, primarily due to incremental costs associated with our recently acquired Topline business and our new Betsey Johnson® and Big Buddha® shoe businesses. As a percentage of sales, operating expenses decreased to 16.6% in the third quarter of 2011 compared to 16.9% in the same quarter of last year. Income from operations for the Wholesale Footwear segment increased to $31,616 for the quarter ended September 30, 2011 compared to $27,503 for the same period of last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $67,030 or 21% and $29,801 or 16% of total Company net sales for the third quarters of 2011 and 2010, respectively. The 125% increase in net sales quarter over quarter was primarily due to our recently acquired Cejon business, which contributed $32,620 in net sales in the third quarter of 2011. In addition, double digit net sales increases in our Steven Madden, Big Buddha and Betsey Johnson handbag businesses also contributed to our net sales increase for the quarter.

Gross profit margin in the Wholesale Accessories segment was 32.8% in the third quarter of this year and 37.2% in the same period last year. This decrease was primarily due to the addition of our Cejon cold weather accessories business which typically achieves lower gross margins than our existing handbag and belt businesses. In the third quarter of 2011, operating expenses increased to $10,999 compared to $6,052 in the same quarter of the prior year, primarily due to the incremental costs related to our recently acquired Cejon business. As a percentage of sales, operating expenses decreased 390 basis points to 16.4% in the third quarter of 2011 compared to 20.3% in the same quarter of last year, reflecting leverage from increased sales. Income from operations for the Wholesale Accessories segment increased to $10,974 for the quarter ended September 30, 2011, compared to $5,043 for the quarter ended September 30, 2010.

Retail Segment:

In the third quarter of 2011, net sales from the Retail segment accounted for $35,634 or 11% of our total net sales compared to $31,066 or 17% of total net sales in the same period last year. We opened eight new stores, acquired one store as part of the acquisition of Topline and closed nine under-performing stores during the twelve months ended September 30, 2011. As a result, we had 82 retail stores as of September 30, 2011 and 2010. The 82 stores currently in operation include 72 Steve Madden full price stores, five Steve Madden outlet stores, three Steven stores, one Report store and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the third quarters of 2011 and 2010) increased 13.2% in the third quarter of this year. In the quarter ended September 30, 2011, gross margin increased to 58.4% from 58.1% in the same period of 2010, primarily due to a decrease in promotional selling combined with improved operating efficiencies. In the third quarter of 2011, operating expenses were $18,559 compared to $19,796 in the third quarter of last year. The decrease in operating expenses was due to a charge of $1,750 in the third quarter of 2010 for the preliminary settlement of a class action lawsuit (see Note W to the Condensed Consolidated Financial Statements). Income from operations for the Retail segment increased to $2,269 in the third quarter of this year compared to a loss from operations of $1,745 in the same period of last year.

First Cost Segment:

The First Cost segment generated net commission income and design fees of $3,318 for the three-month period ended September 30, 2011, compared to $5,617 for the comparable period of 2010. The primary reason for this decrease is the transition of our Target private label and Olsenboye footwear businesses from the commission model to the wholesale model in 2011.

Licensing Segment:

During the quarter ended September 30, 2011, net licensing income increased to $2,331 from $970 in the same period of last year primarily due to the incremental licensing revenue generated by our recently acquired Betsey Johnson intellectual property assets.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Consolidated:

Total net sales for the nine-month period ended September 30, 2011 increased by 45% to $688,794 from $474,390 for the comparable period of 2010. During the nine months ended September 30, 2011, gross margin decreased to 38.1% compared to 43.5% in the same period of last year. Operating expenses increased in the nine months ended September 30, 2011 to $162,177 from $129,994 in the same period last year, primarily due to incremental costs associated with our recently acquired Topline and Cejon businesses and our new Betsey Johnson® and Big Buddha® shoe businesses. As a percentage of sales, operating expenses decreased 390 basis points to 23.5% in the nine months ended September 30, 2011 compared to 27.4% in the same period of last year. Commission and licensing fee income decreased to $14,648 in the first nine months of 2011 compared to $18,000 in the first nine months of 2010. During the nine months ended September 30, 2011, income from operations increased 22% to $115,151 and net income increased 26% to $73,415 compared to income from operations of $94,300 and a net income of $58,100 in the same period last year.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $468,204 or 68% and $310,176 or 65% of our total net sales for the first nine months of 2011 and 2010, respectively. The 51% increase in net sales period over period was partially due to the inclusion of net sales from our Topline, Target and Olsenboye businesses, none of which were included in the net sales line last year. In addition, organic growth in our Steve Madden Women’s and Madden Girl as well as a 51% sales increase in our international business contributed to our net sales increase in the third quarter of 2011. Finally, two new brands, Big Buddha® shoes, which began shipping in the third quarter of 2010, and Betsey Johnson® shoes, which began shipping in the first quarter of 2011, also contributed to the increase in net sales.

Gross profit margin decreased to 34.0% in the first nine months of this year from 40.0% in the same period last year, due to sales mix shifts as a result of the addition of the Topline business and the inclusion of the Company’s Target private label and Olsenboye footwear businesses in net sales. In the first nine months of 2011, operating expenses increased to $85,602 from $58,884 in the same period of 2010, primarily due to incremental costs associated with our recently acquired Topline business and our new Betsey Johnson® and Big Buddha® shoe businesses. As a percentage of sales, operating expenses improved to 18.3% in the first nine months of 2011 from 19.0% in the same period of last year. Income from operations for the Wholesale Footwear Segment increased to $73,713 for the nine-month period ended September 30, 2011 compared to $65,045 for the same period of 2010.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $119,480 or 17% and $75,161 or 16% of total Company net sales for the nine months ended September 30, 2011 and 2010, respectively. The 59% increase in net sales period over period was primarily due to our new Cejon business that we acquired in the second quarter of this year. In addition, net sales increases in our Big Buddha®, Madden Zone, Steve Madden® handbags and belt businesses contributed to our net sales increase during the period ended September 30, 2011.

Gross profit margin in the Wholesale Accessories segment decreased to 35.3% in the first nine months of this year from 39.0% in the same period last year, primarily due to the addition of our Cejon cold weather accessories business which typically achieves lower gross margins than our existing handbag and belt businesses. In the first nine months of 2011, operating expenses increased to $23,593 compared to $17,139 in the first nine months of 2010, primarily due to the incremental costs related to our recently acquired Cejon business. As a percentage of sales, operating expenses improved to 19.7% in the first nine months of 2011 from 22.8% in the same period of last year. Income from operations for the Wholesale Accessories segment increased 53.0% to $18,620 for the nine months ended September 30, 2011 compared to $12,169 for the same period of 2010.

Retail Segment:

In the first nine months of 2011 net sales from the Retail segment accounted for $101,110 or 15% of our total net sales compared to $89,053 or 19% in the same period last year. We opened eight new stores, acquired one store as part of the acquisition of Topline and closed nine under-performing stores during the twelve months ended September 30, 2011. As a result, we had 82 retail stores as of September 30, 2011 and 2010. The 82 stores currently in operation include 72 Steve Madden full price stores, five Steve Madden outlet stores, three Steven stores, one Report store and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the first nine months of 2011 and 2010) increased 12.0% in the first nine months of this year. The gross margin in the Retail segment increased to 60.5% in the nine months ended September 30, 2011 from 59.6% in the first nine months of 2010 primarily due to a decrease in promotional selling. During the nine months ended September 30, 2011, operating expenses decreased to $52,982 from $53,973 in the same period of last year. This decrease is partially due to a charge of $1,750 in the third quarter of 2010 for the preliminary settlement of a class action lawsuit that was ultimately settled for less, resulting in a credit of $782 in the second quarter of 2011 (see Note W to the Condensed Consolidated Financial Statements). In addition, operating expenses were impacted by a reduction in a number of operating costs as well as by several one-time credits totaling about $1,000. Excluding the impact of the lawsuit settlement and the one-time charges, net income for the nine months ended September 30, 2011 was $6,365 compared to $836 during the same period of 2010. Inclusive of the impact of the lawsuit and the one-time charges, income from operations for the Retail segment was $8,170 in the first nine months of this year compared to a loss from operations of $914 for the same period in 2010.

First Cost Segment:

The First Cost segment generated income from operations of $8,605 for the nine-month period ended September 30, 2011, compared to $14,976 for the comparable period of 2010. The primary reason for this decrease is the transition of our Target private label and Olsenboye footwear businesses from the commission model to the wholesale model in 2011.

Licensing Segment:

During the nine months ended September 30, 2011, licensing income increased to $6,043 from $3,024 in the same period of last year, primarily due to the incremental licensing revenue generated by our recently acquired Betsey Johnson® intellectual property assets.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc (“Rosenthal”). The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by the Company or Rosenthal at any time with 60 days’ prior written notice. As of September 30, 2011, we have no borrowings against the credit facility.

On September 30, 2011, we had working capital of $197,553. We had cash and cash equivalents of $35,141, investments in marketable securities of $76,659 and we did not have any long term debt.

Management believes that based upon our current financial position and available cash and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2011, net cash provided by operating activities was $7,385. The primary source of cash was the net income for the nine months ended September 30, 2011. An additional source of cash was provided by the increase of accounts payable and other accrued expenses of $41,969. The primary uses of cash were an increase in due from factor of $53,184, an increase in accounts receivable of $40,030 and an increase in inventory of $25,301 primarily due to our new acquisitions, Topline and Cejon.

INVESTING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2011, the Company received $64,885 from the maturities and sales of securities and invested $13,983 in marketable securities. We also paid $85,234 for the acquisitions of Topline and Cejon. Additionally, during this period, the Company made capital expenditures of $12,246, principally for systems enhancements, the six new stores that opened in the current period and leasehold improvements to our showrooms and offices.

FINANCING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2011, we received $4,005 in cash and realized a tax benefit of $4,178 in connection with the exercise of stock options.

CONTRACTUAL OBLIGATIONS
($ in thousands)

Our contractual obligations as of September 30, 2011 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	2016 and after

Operating lease obligations	$148,505	$5,556	$41,785	$37,196	$63,968

Purchase obligations	126,548	126,548	—	—	—

Contingent payment liability	40,023	3,787	22,501	9,360	4,375

Other long-term liabilities (future minimum royalty payments)	2,048	355	1,693	—	—
Total	$317,124	$136,246	$65,979	$46,556	$68,343

At September 30, 2011, we had open letters of credit for the future purchase of inventory of approximately $4,129.

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

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $685 during the remaining three months of 2011, $2,236 in 2012 and $1,025 in 2013. In addition, some of the employment agreements provide for discretionary bonuses or provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of Cejon on May 25, 2011, we are subject to potential earn-out payments to the seller of Cejon based on the annual performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. In connection with our acquisition of Topline on May 20, 2011, we are subject to potential earn-out payments to the seller of Topline based on the performance of Topline for the twelve-month period ending on June 30, 2012. In connection with our acquisition of Big Buddha during the first fiscal quarter of 2010, we are subject to potential earn-out payments to the seller of Big Buddha based on the annual performance of Big Buddha for each of the twelve month periods ending on March 31, 2012 and 2013.

Approximately ninety-nine percent (99%) of our products are produced overseas by unrelated foreign manufacturing companies, the majority of which are located in China, with the remaining located in Brazil, Italy, India, Spain and Mexico. We have not entered into any long-term manufacturing or supply contracts with any of these foreign companies. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 99% of our purchases in U.S. dollars.

INFLATION

We do not believe that the price inflation experienced over the last few years in the United States has had a significant effect on the Company’s sales or profitability. Historically, we have minimized the impact of product cost increases by improving operating efficiencies, changing suppliers and increasing prices. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future. We are currently seeing increases in our cost of goods from southern China averaging approximately 5% to 8%. We are working to mitigate this pressure by shifting some production to northern China, where costs remain lower, and to a lesser extent, to other countries such as Mexico. We are also raising prices on select items with fresh materials or styling and, to date, have not seen resistance to these price increases. Putting this all together, the net impact of all these changes on gross margin was not material in the first nine months of 2011, and we expect that to be the case in the near term as well.

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

Inventory valuation. Inventories are stated at lower-of-cost or market, on a first-in, first-out basis. We review inventory on a regular basis for excess and slow moving inventory. The review is based on an analysis of inventory on hand, prior sales, and expected net realizable value through future sales. The analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future as well as subsequent sales. We consider quantities on hand in excess of estimated future sales to be at risk for market impairment. The net realizable value, or market value, is determined based on the estimate of sales prices of such inventory through off-price or discount store channels. The likelihood of any material inventory write-down is dependent primarily on the expectation of future consumer demand for our products. A misinterpretation or misunderstanding of future consumer demand for our products, the economy, or other failure to estimate correctly, in addition to abnormal weather patterns, could result in inventory valuation changes compared to the valuation determined to be appropriate as of the balance sheet date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and LIBOR. The summarized terms of our collection agency agreements with Rosenthal & Rosenthal can be found in the Liquidity and Capital Resources section under Item 2 and in Note E to the notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.

As of September 30, 2011, we held marketable securities valued at $76,659, which consist primarily of corporate and U.S. government and federal agency bonds. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

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

U.S. Customs has not made a formal claim for collection of the duties allegedly owed and, as the statute of limitations for commencement of a collection claim is expiring, U.S. Customs has requested a waiver from the Company of the statute of limitations until December 5, 2013. The Company has submitted a proposed waiver of the statute of limitations to U.S. Customs in this regard the terms of which have not yet been agreed upon. If the Company and U.S. Customs do not reach agreement regarding the terms of the waiver, the statute of limitations for the commencement of a collection action will expire on December 5, 2011.

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

101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*   This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 9, 2011

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

101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*   This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.