Form 10-K
period 2011-12-31
STEVEN MADDEN, LTD.
filed 2012-02-29
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X]    No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐    No[X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No[X]

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,471,262,000 (based on the closing sale price of the registrant’s common stock on that date as reported on The NASDAQ Global Select Market).

The number of outstanding shares of the registrant’s common stock as of February 23, 2012 was 44,006,918 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT’S 2012 ANNUAL MEETING OF STOCKHOLDERS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” (as that term is defined in the federal securities laws), which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with regard to future revenue, projected 2012 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives and other future events. More generally, forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K.

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

Overview

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags and accessories. Our products are distributed through our retail stores and our e-commerce website and in department stores, specialty stores, luxury retailers, national chains and mass merchants throughout the United States. In addition, we have special distribution arrangements for the distribution of our products in Asia, Canada, Europe, the Middle East, Mexico, Australia, Central and South America and India. Our product line consists of a broad range of updated styles designed to establish or capitalize on market trends, complemented by product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at affordable price points.

The Company was incorporated as a New York corporation on July 9, 1990, reincorporated under the same name in Delaware in November 1998 and completed its initial public offering in December 1993. Shares of the Company’s common stock, $.0001 par value per share, currently trade on the NASDAQ Global Select Market under the symbol “SHOO”. Our principal executive offices are located at 52-16 Barnett Avenue, Long Island City, NY 11104. Our telephone number is (718) 446-1800 and our website address is http://www.stevemadden.com.

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and information with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These reports, any amendments to such reports, and our proxy statements for our stockholders’ meetings are available free of charge, on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We will provide paper copies of such filings free of charge upon request. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 R Street, NE, Washington, D.C. 20549. Information regarding the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding us, which is available at http://www.sec.gov.

Fiscal year December 31, 2011 marks the third consecutive year that the Company achieved record sales and earnings. Our consolidated net sales for 2011 increased 52% to a record $968.5 million from the $635.4 million achieved in 2010. Net income increased in 2011 to a record $97.2 million from $75.7 million in 2010. Diluted earnings per share for the year ended December 31, 2011 increased 26% to $2.25 per share on 43,239,000 diluted weighted average shares outstanding compared to $1.78 per share on 42,443,000 diluted weighted average shares outstanding in 2010.

During fiscal year 2011, we expanded our product offerings through two acquisitions. First, on May 20, 2011, the Company acquired all of the outstanding shares of capital stock of the closely held company, The Topline Corporation (“Topline”), from its sole stockholder (the “Topline Seller”). Founded in 1980, Topline and its subsidiaries design, manufacture, market and sell private label and branded women’s footwear primarily to department stores, specialty retailers and mass merchants. Topline has sourcing capabilities, sample making facilities and product development capabilities in China, including personnel and facilities engaged in direct sourcing. Management believes that Topline is an excellent strategic fit for the Company. The acquisition was completed for consideration of approximately $56.128 million cash, plus potential contingent payments pursuant to an earn-out agreement with the Topline Seller; less an estimated working capital adjustment due to the Company. The earn-out agreement provides for potential payments to the Topline Seller based on the financial performance of Topline for the twelve-month period ending on June 30, 2012. (See Note B to our Consolidated Financial Statements for additional information relating to the potential earn-out payments.) The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period. As of December 31, 2011, the Company estimates the fair value of the contingent consideration to be $6.2 million.

Then, on May 25, 2011, we acquired all of the outstanding shares of capital stock of privately held Cejon, Inc. and Cejon Accessories, Inc. from the sole stockholder of these companies, as well as all of the outstanding membership interests in New East Designs, LLC (combined with Cejon Inc. and Cejon Accessories, “Cejon”) from its members (together with the sole stockholder of Cejon, the “Cejon Sellers”). Founded in 1991, Cejon designs, markets and sells cold weather accessories, fashion scarves, wraps and other trend accessories primarily under the Cejon brand name, private labels and under the Steve Madden brand name as Cejon has been a licensee of the Company for cold weather and selected other fashion accessories since September 2006. Management expects the Cejon acquisition will further strengthen and expand the Company’s accessories platform. The acquisition was completed for consideration of approximately $29.1 million cash, plus potential contingent payments pursuant to an earn-out agreement with the Cejon Sellers. The earn-out agreement provides for potential payments to the Cejon Sellers based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. (See Note B to our Consolidated Financial Statements for additional information relating to the potential earn-out payments.) The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period. As of December 31, 2011, we estimate the fair value of the contingent consideration to be $23.5 million.

During the year ended December 31, 2011, the Company made significant progress on several previously announced strategic initiatives. One such initiative was to continue to drive improvements in the performance of our retail segment. In 2011, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout 2011 and 2010) increased 13.3% and sales per square foot increased to $810 compared to sales per square foot of $742 achieved in the prior year. Income from store operations as a percentage of sales increased to 13.1% in 2011 compared to the 6.8% achieved in 2010.

A second strategic initiative for the Company was the expansion of our e-commerce business. In 2011 net sales in our e-commerce business increased 25% when compared to the prior year. The Company has also achieved progress in its initiative to grow its International business, which had net sales of $53.3 million in 2011, a 53% increase over the $34.8 million in net sales achieved by the International business in the prior year.

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

Recent Developments

Effective as of December 31, 2011, the Company and its founder and Creative and Design Chief, Steven Madden, entered into an amendment to Mr. Madden’s existing employment agreement with the Company (the “Amended Madden Agreement”). The Amended Madden Agreement, which extends the term of Mr. Madden’s employment through December 31, 2023, provides for an annual base salary of approximately $5.417 million in 2012, approximately $7.417 million in 2013, approximately $9.667 million in 2014, approximately $11.917 million in 2015 and approximately $10.698 million in 2016 and in each year thereafter through the end of the term of employment. The Amended Madden Agreement eliminates the annual cash bonuses payable to Mr. Madden based on EBITDA and the annual cash bonus in relation to new business contained in Mr. Madden’s previously existing employment agreement and provides that all future cash bonuses will be at the sole discretion of the Company’s Board of Directors. Further, the Amended Madden Agreement eliminates the annual non-accountable expense allowance of $200,000 provided to Mr. Madden under the previously existing employment agreement. Pursuant to the Amended Madden Agreement, on February 8, 2012, Mr. Madden was granted 975,371 restricted shares of the Company’s common stock valued at approximately $40 million, which will vest in equal annual installments over seven years commencing on December 31, 2017 through December 31, 2023, subject to Mr. Madden’s continued employment with the Company on each such vesting date. Further, the Amended Madden Agreement provides that Mr. Madden has the right, exercisable on certain specified dates in fiscal year 2012 only, to elect to further amend his employment agreement to receive an additional restricted stock award for a number of shares of the Company’s common stock valued at $40 million in consideration of a reduction in his annual base salary in years subsequent to 2012 as follows: approximately $4 million in 2013, approximately $6.125 million in 2014, approximately $8.25 million in 2015 and approximately $7.026 million in 2016 and in each year thereafter through the end of the term of employment. In addition to the opportunity for discretionary cash bonuses, the Amended Madden Agreement entitles Mr. Madden to an annual life insurance premium reimbursement of up to $200,000 as well as an annual stock option grant and the potential for an additional one-time stock option grant based upon achievement of certain financial performance criteria. The Amended Madden Agreement also provides for the elimination of interest accrued after December 31, 2011 on an outstanding loan in the original principal amount of $3 million made by the Company to Mr. Madden, the extension of the maturity date of such loan until December 31, 2023, and the forgiveness of 1/10th of the principal amount of the loan, together with accrued interest, annually over a ten-year period commencing on December 31, 2014 for so long as Mr. Madden continues to be employed by the Company on each such December 31st.

On February 21, 2012, the Company consummated the previously reported proposed purchase of all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, the “Canadian Sellers”), the Company’s sole distributor in Canada since 1994, comprising the Canadian Sellers’ footwear, handbags and accessories wholesale and retail businesses. The transaction was effected pursuant to an Asset Purchase Agreement entered into on January 20, 2012 which provided for a cash payment at closing of approximately $29.0 million (Canadian dollars, which converts to approximately the same in US dollars) plus potential earn-out payments of up to a maximum of $38.0 million (Canadian dollars, which converts to approximately the same in US dollars), in the aggregate, based on achievement of certain earnings targets over a five-year period.

On February 2, 2012, two individuals purporting to be stockholders of the Company commenced separate civil actions against the Company, as a nominal defendant, Steven Madden, individually, and the Company’s Board of Directors alleging shareholder derivative claims in connection with the amendment of Mr. Madden’s employment agreement and the compensation afforded Mr. Madden thereunder and seeking disgorgement of any compensation Mr. Madden received as a result of the amendment, an award of unspecified damages and a declaration that the amendments are void. See Item 3, “Legal Proceedings,” below for a description of such action.

Product Distribution Segments

Our business is comprised of five distinct segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. See Note Q to our Consolidated Financial Statements for additional information relating to our five operating segments.

Our Wholesale Footwear segment is comprised of the following brands: Steve Madden Women’s, Madden Girl, Steve Madden Men’s, Steven, l.e.i.® (under license), Elizabeth and James® (under license), Olsenboye® (under license), Stevies, Big Buddha Shoes, Madden, Betsey Johnson shoes, Report, Superga® (under license) and includes our private label and International businesses. Our Wholesale Accessories segment includes Big Buddha, Betseyville, Betsey Johnson, Steve Madden, Steven by Steve Madden, Cejon and, through license agreements, Daisy Fuentes® and Olsenboye® accessories brands and includes our private label business. Steven Madden Retail, Inc., our wholly owned retail subsidiary, operates Steve Madden and Steven retail stores as well as our e-commerce website. There are also three stores licensed to a third party. The First Cost segment represents activities of a subsidiary that earns commissions for serving as a buying agent for footwear products under private labels and licensed brands (such as Candie’s®) for many of the country’s large mass-market merchandisers, shoe chains and other off-price retailers. Our Licensing segment is engaged in the licensing of the Steve Madden and Steven by Steve Madden marks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery, women’s fashion apparel, jewelry and luggage. In addition, we license our recently acquired Betsey Johnson and Betseyville marks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

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

Steve Madden Men’s. We design, source and market a full collection of directional men’s shoes and fashion forward athletic shoes for men under the Steve Madden brand to major department stores, mid-tier department stores, better specialty stores and independent shoe stores throughout the United States as well as in our retail stores. Price points for Steve Madden Men’s products range from $70 to $100 at retail, targeted at men ages 20 to 40 years old. The division maintains open stock inventory positions in select patterns to serve the replenishment programs of its wholesale customers.

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

l.e.i. On July 1, 2008, we entered into a license agreement with Jones Investment Co. Inc., under which we have the right to use the l.e.i.® trademark in connection with the sale and marketing of footwear exclusively to Wal-Mart.

Elizabeth and James. On September 10, 2008, we entered into a license agreement with Dualstar Entertainment Group, LLC, under which we have the right to use the Elizabeth and James® trademark in connection with the sale and marketing of footwear. The Elizabeth and James® brand, which was created by Mary-Kate and Ashley Olsen, is distributed through luxury retailers to women ages 25 to 36 with average retail price points from $200 to $350 for shoes and from $350 to $500 for boots.

Olsenboye. On September 2, 2009, we entered into a license agreement with Dualstar Entertainment Group, under which we have the right to use the Olsenboye trademark in connection with the sale and marketing of footwear exclusively to J.C. Penney. Pursuant to the customer’s request that we sell directly to the customer, in 2011 we transitioned our Olsenboye® footwear business from the commission model to the wholesale model.

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

Madden. Our Madden brand, which began shipping in the first quarter of 2010, includes a full collection of men’s shoes. Madden is an “opening price point” brand that is currently sold at major department stores, mid-tier retailers and specialty stores.

Betsey Johnson Shoes. On October 5, 2010, the Company acquired the Betsey Johnson® trademark and substantially all other intellectual property of Betsey Johnson LLC. Betsey Johnson shoes are distributed through department stores such as Nordstrom and Dillard’s, online retailers such Amazon.com and Zappos and to Betsey Johnson retail stores.

Superga. On February 9, 2011, the Company entered into a license agreement with Basic Properties America Inc. and BasicNet S.p.A., for use of the Superga® trademark in connection with the marketing and sale of footwear. Founded in Italy in 1911, Superga is known for its fashion sneakers that come in a wide range of colors, fabrics and prints.

Report. The Report brand was part of our May 2011 acquisition of Topline. We design, manufacture, market and sell our Report brand to major department stores, mid-tier department stores, better specialty stores and independently owned boutiques throughout the United States.

International Division. Prior to 2009, our international business (the “International Division”) operated under the “first cost” model and, as a result, the revenues derived from the International Division business were included in Commissions and Licensing Fees in the Consolidated Statements of Income included in our Financial Statements. In order to improve operating efficiencies, and to give our international partners better visibility in the process, as of January 2009, we have changed the operating model for our International Division to the “wholesale” model. The International Division ships products to Asia, Canada, Europe, the Middle East, Mexico, Australia and Central and South America.

Private label business. We design, source and market private label footwear primarily to specialty retailers, mid-tier chains and mass merchants. In addition, we design, source and market footwear for third party brands, such as Material Girl and Candies.

Wholesale Accessories Segment

Our Wholesale Accessories segment designs, sources and markets name brand (including Daisy Fuentes® and Olsenboye®, each under license, and our Steve Madden®, Steven by Steve Madden®, Betsey Johnson®, Betseyville® and Big Buddha® brands) and private label fashion handbags and accessories to major department stores, mid-tier department stores, value price retailers and independent stores throughout the United States. In addition, we market and sell cold weather accessories, fashion scarves, wraps and other trend accessories primarily under our Cejon and the Steve Madden brand names and private labels to department stores and specialty stores.

Retail Segment

As of December 31, 2011, the Company’s wholly-owned subsidiary, Steven Madden Retail, Inc., owned and operated 84 retail stores including 73 Steve Madden full price stores, six Steve Madden outlet stores, three Steven stores, one Report store and one e-commerce website. In 2011, we opened nine new stores, acquired one store in the Topline acquisition and closed ten under-performing stores. Steve Madden stores are located in major shopping malls and in urban street locations across the United States. In 2011, our retail stores generated annual sales in excess of $810 per square foot compared to $742 per square foot generated in 2010. Comparative store sales (sales of those stores, including the e-commerce website, that were open for all of 2011 and 2010) increased 13.3% in fiscal year 2011.

We anticipate that the Retail segment will continue to enhance the Company’s overall sales and profitability while increasing recognition for the Steve Madden brand. Additionally, our retail stores enable us to evaluate the appeal of new products and designs to our customers and respond accordingly, which, in turn, strengthens the product development efforts of our two Wholesale segments. We expect to open between five and seven new retail stores and close between three and five under-performing stores during 2012.

First Cost Segment

The First Cost segment represents activities of a wholly owned subsidiary of the Company that earns commissions for serving as a buying agent for footwear products under private labels and licensed brands (such as Candie’s®) for many of the country’s large mass-market merchandisers, shoe chains and other mid-tier retailers. As a buying agent, we utilize our expertise and our relationships with shoe manufacturers to facilitate the production of private label shoes to our customers’ specifications. We believe that by operating in the private label, mass merchandising market, we are able to maximize additional non-branded sales opportunities. This leverages our overall sourcing and design capabilities. Currently, our First Cost segment serves as a buying agent for the procurement of women’s, men’s and children’s footwear for large retailers, including Kohl’s, Bakers, K-Mart and Sears. The First Cost segment receives buying agent’s commissions from its customers. In addition, by leveraging the strength of our Steve Madden brands and product designs, we have been able to partially recover our design, product and development costs from our suppliers.

Licensing Segment

We license our Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women’s fashion apparel, jewelry and luggage. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.

See Note Q to our Consolidated Financial Statements for additional information relating to our five operating segments.

Product Design and Development

We have established a reputation for our creative designs, marketing and trendy products at affordable price points. We believe that our future success will substantially depend on our ability to continue to anticipate and react to changing consumer demands in a timely manner. To meet this objective, we have developed what we believe is an unparalleled design process that allows us to recognize and respond quickly to changing consumer demands. Our design team strives to create designs which it believes fit our image, reflect current or future trends and can be manufactured in a timely and cost-effective manner. Most new Steve Madden products are tested in select Steve Madden retail stores. Based on these tests, among other things, management selects the Steve Madden products that are then offered for wholesale and retail distribution nationwide. We believe that our design and testing process and flexible sourcing models provides the Steve Madden brand with a significant competitive advantage allowing us to mitigate the risk of incurring costs associated with the production and distribution of less desirable designs.

Product Sourcing and Distribution

We source each of our product lines separately based on the individual design, style and quality specifications of the products in such product lines. We do not own or operate manufacturing facilities; rather, we use agents and our own sourcing office to source our products from independently owned manufacturers in China, Mexico, Brazil, India, The Netherlands, The Philippines and Italy. We have established relationships with a number of manufacturers and agents in each of these countries. Although we have not entered into any long-term manufacturing or supply contracts, we believe that a sufficient number of alternative sources exist for the manufacture of our products. We continually monitor the availability of the principal materials used in our footwear, which are currently available from a number of sources in various parts of the world. We track inventory flow on a regular basis, monitor sell-through data and incorporate input on product demand from wholesale customers. We use retailers’ feedback to adjust the production or manufacture of new products on a timely basis, which helps reduce the close out of slow-moving products.

We distribute our products from four third-party distribution warehouse centers, two located in California, one located in Texas and one located in New Jersey, and through one Company owned warehouse located in New Jersey. By utilizing distribution facilities specializing in distribution fulfillment to effect distribution to certain wholesale accounts, Steve Madden retail stores and Internet customers, we believe that our customers are served more promptly and efficiently.

Customers

Our wholesale customers consist principally of better department stores, mid-tier department stores, mass merchants, specialty stores, including independent boutiques, and catalog retailers. Our customers include DSW, Macy’s, Nordstrom, Dillard’s, Famous Footwear, Lord & Taylor, Target and Wal-mart.

Distribution Channels

United States

We sell our products principally through department stores, specialty stores, luxury retailers, national chains and mass merchants and in our Company-owned retail stores and e-commerce website. For the year ended December 31, 2011, our Retail segment and our two Wholesale segments generated net sales of approximately $154.9 million and $813.6 million, or 16% and 84% of our total net sales, respectively. Each of these distribution channels is described below.

Steve Madden and Steven Retail Stores. As of December 31, 2011, we operated 73 Steve Madden full price stores, six Steve Madden outlet stores, three Steven stores, one Report store and one e-commerce website (at www.stevemadden.com). We believe that our retail stores will continue to enhance overall sales, profitability, and our ability to react to changing consumer trends. Our stores are also a marketing tool that allows us to strengthen brand recognition and to showcase selected items from our full line of branded and licensed products. Furthermore, our retail stores provide us with venues through which to test and introduce new products, designs and merchandising strategies. Specifically, we often test new designs at our Steve Madden retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, we have been able to leverage sales information gathered at Steve Madden retail stores to assist our wholesale customers in order placement and inventory management.

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

Department Stores. We currently sell to over 2,300 doors of 15 department stores throughout the United States. Our major accounts include Macy’s, Nordstrom, Dillard’s and Lord & Taylor.

We provide merchandising support to our department store customers which includes in-store fixtures and signage, supervision of displays and merchandising of our various product lines. Our wholesale merchandising effort includes the creation of in-store concept shops in which a broader collection of our branded products are showcased. These in-store concept shops create an environment that is consistent with our image and are designed to enable the retailer to display and sell a greater volume of our products per square foot of retail space. In addition, these in-store concept shops encourage longer term commitment by the retailer to our products and enhance consumer brand awareness.

In addition to merchandising support, our key account executives maintain weekly communications with their respective accounts to guide them in placing orders and to assist them in managing inventory, assortment and retail sales. We leverage our sell-through data gathered at our retail stores to assist department stores in allocating their open-to-buy dollars to the most popular styles in the product line and phasing out styles with weaker sell-throughs, which, in turn, reduces markdown exposure at season’s end.

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

Internet Sales. We operate an Internet website, www.stevemadden.com, where customers can purchase numerous styles of our Steve Madden Women’s, Steven, Madden Men’s, Big Buddha and Report as well as selected styles of Madden Girl, footwear and accessory products.

International

Our products are available in many countries and territories worldwide via several retail selling and distribution agreements. Under the terms of the various agreements, the distributors and retailers are generally required to open a minimum number of stores each year and to pay us a fee for each pair of footwear purchased and an additional sales royalty as a percentage of sales or a predetermined amount per unit of sale. Distributors are required to purchase a specified minimum number of products within specified periods. The agreements we have in place expire at various times through February 14, 2031 and include automatic renewals at the distributors’ option if certain conditions are met. These agreements are exclusive in their specific territories, which include Asia, Canada, Europe, the Middle East, Mexico, Australia, and Central and South America.

Competition

The fashion industry is highly competitive. We compete with specialty shoe and accessory companies as well as companies with diversified footwear product lines, such as Nine West, Jessica Simpson, Guess, Ugg and Aldo. Our competitors may have greater financial and other resources than we do. We believe effective advertising and marketing, favorable brand image, fashionable styling, high quality, value and fast manufacturing turnaround are the most important competitive factors and intend to continue to employ these elements as we develop our products. However, we cannot be certain that we will be able to compete successfully against our current and future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

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

Management Information Systems (MIS) Operations

Sophisticated information systems are essential to our ability to maintain our competitive position and to support continued growth. We operate on a dual AS/400 system which provides system support for all aspects of our business, including manufacturing purchase orders, customer purchase orders, order allocations, invoicing, accounts receivable management, quick response replenishment, point-of-sale support and financial and management reporting functions. We have a PKMS bar coded warehousing system that is integrated with the wholesale system in order to provide accurate inventory positions and quick response size replenishment for our customers. In addition, we have installed an electronic data interchange (“EDI”) system which provides a computer link between us and certain wholesale customers that enables both the customer and us to monitor purchases, shipments and invoicing. The EDI system also improves our ability to respond to customer inventory requirements on a weekly basis. We are currently implementing a new Company wide ERP system which we expect to go live in the summer of this year. We expect the new system to provide operating efficiencies and enhance customer service.

Intellectual Property

Trademarks

We own numerous trademarks, including, among others:

•	Steve Madden®

•	Steve Madden plus Design®

•	Madden Girl®

•	Steven®

•	Steven by Steve Madden®

•	SM New York®

•	Madden Girl by Steve Madden®

•	Eyeshadows by Steve Madden®

•	Soho Cobbler®

•	Steve Madden Luxe®

•	Natural Comfort®

•	Arc Stripe Design®

•	Torch Stripe Design®

•	Trissino®

•	Stacey and Steve®

•	Stacey and Steve Stylized Design®

•	Heart Design by Steve Madden®

•	Steve Madden and Heart Design®

•	Stevies®

•	Stevies by Steve Madden®

•	Big Buddha®

•	Buddha Lux®

•	Betsey Johnson®

•	Betseyville®

•	Steve Madden’s Fix® (logo and various trademarks)

•	PEACE LOVE SHOES® (logo and various trademarks)

•	Cejon®

•	Report®

•	Report Signature®

•	R2®

We consider each of the above marks to be among our most valuable assets and have registered these marks in numerous countries and in numerous International Classes. From time to time we adopt new trademarks in connection with the marketing of new product lines. We believe that our trademarks have significant value and are important for purposes of identifying the Company, the marketing of our products and the products of our licensees, distinguishing them from the products of others. We act aggressively to register and vigorously protect our trademarks against infringement. There can be no assurance, however, that we will be able to effectively obtain rights to our marks throughout all of the countries of the world. Moreover, no assurance can be given that others will not assert rights in or ownership of, our marks and other proprietary rights or that we will be able to resolve any such conflicts successfully. Our failure to protect such rights from unlawful and improper appropriation may have a material adverse effect on our business, financial condition, results of operations and liquidity.

Trademark Licensing

Our strategy for the continued growth of the Company’s business includes expanding the Company’s presence beyond footwear and accessories through the selective licensing of our brands. As of December 31, 2011, we license our Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women’s fashion apparel, jewelry and luggage. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand. See Notes A13 and O4 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional disclosure regarding these licensing arrangements.

In addition to the licensing of our trademarks, we also license from third parties trademarks used in connection with certain of our product lines. Under licenses from Dualstar Entertainment Group, LLC, the Company has the right to use the Olsenboye® trademark in connection with the sale and marketing of footwear and accessories and the Elizabeth and James® trademark in connection with the sale and marketing of footwear. The term of these licenses expire on December 31, 2013 and March 31, 2012, respectively. In addition, we hold licenses from Jones Investment Co. Inc. under which the Company has the right to use the GLO Jeans® trademark in connection with the sale and marketing of women’s footwear exclusively to K-Mart and the l.e.i.® trademark in connection with the marketing and sale of women’s footwear exclusively to Wal-Mart. The term of the licenses from Jones Investment Co, Inc. expire on December 31, 2012 and December 31, 2014, respectively. We also hold a license from Dafu Licensing, Inc. to design, manufacture and distribute handbags and belts and related accessories under the DF Daisy Fuentes® and the Daisy Fuentes® brands. The term of our license with Dafu Licensing, Inc. expires on December 31, 2012. We also hold a license from Basic Properties America Inc. and BasicNet S.p.A under which we have the right to use the Superga® trademark in connection with the sale and marketing of footwear. The initial term of our license with Basic Properties America Inc. and BasicNet S.p.A expires on December 31, 2013, with a four year renewal term at our option if certain provisions are met. We also hold a license from G-III Apparel Group to design, manufacture and distribute eyewear and sunglasses under the Andrew Marc brand. The initial term of the license with G-III Apparel Group expires on July 31, 2013, with a three year renewal term at our option if certain provisions are met. Substantially all of these licensing agreements require us to make royalty and advertising payments to the licensor equal to a percentage of our net sales or a minimum royalty and advertising payment in the event that specified net sales targets are not achieved.

Employees

On February 1, 2012, we employed approximately 2,370 employees, of whom approximately 1,620 work on a full-time basis and approximately 750 work on a part-time basis, with most of the part-time employees being employed in the Retail segment. Approximately 1,750 of our employees are located in the United States and approximately 620 employees are located in Hong Kong and the Peoples Republic of China. None of our employees are represented by a union. Our management considers relations with our employees to be good. The Company has never experienced a material interruption of its operations due to a labor dispute.

Seasonality

Historically, some of our businesses, including our Retail segment, have experienced holiday retail seasonality. In addition to seasonal fluctuations, our operating results fluctuate from quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of our products, product mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write downs for obsolescence, the cost of materials, the product mix between wholesale, retail and licensing businesses, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors.

Backlog

We had unfilled wholesale customer orders of $280.8 million and $161.8 million, as of February 1, 2012 and 2011, respectively. This increase in orders is primarily due to the addition of our recently acquired Topline and Cejon businesses. Our backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of our core products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

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

Intense Fashion Industry Competition. The fashion footwear industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. The recent market growth in the sales of fashion footwear and accessories has encouraged the entry of many new competitors and increased competition from established companies. Many of these competitors, including Nine West, Guess, Jessica Simpson, Ugg and Aldo, may have significantly greater financial and other resources than we do and there can be no assurance that we will be able to compete successfully with other fashion footwear and accessories companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on our business, financial condition, results of operations and liquidity. We believe effective advertising and marketing, favorable branding of the Steve Madden® and our other trademarks, fashionable styling, high quality and value are the most important competitive factors and we plan to continue to employ these elements as we develop new products and businesses. Our inability to effectively advertise and market our products could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Cyclical Nature of Fashion Business. The overall fashion industry is cyclical, and purchasing tends to decline during recessionary periods when disposable income is low. Likewise, purchases of contemporary shoes and accessories tends to decline during recessionary periods and also may decline at other times. There can be no assurance that we will be able to grow or even maintain our current level of revenues and earnings, or remain profitable in the future. Continuing recession in the international, national or regional economies and uncertainties regarding future economic prospects, among other things, could affect consumer spending habits. The volatility and disruption of global economic and financial market conditions that began in 2008 has caused lingering declines in consumer confidence and spending in the United States and internationally. A further deterioration or a continued weakness of economic and financial market conditions for an extended period of time could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Consolidation Among Retailers.In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. While such changes in the retail industry to date have not had a material adverse effect on our business or financial condition, results of operations and liquidity, there can be no assurance as to the future effect of any such changes.

Economic Uncertainty and Political Risks. Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products. We believe that declining consumer confidence accompanied with the tightening of credit standards, higher energy and food prices and unemployment rates and a decrease in consumers’ disposable income has negatively impacted the level of consumer spending for discretionary items during the years ended December 31, 2009, 2010 and 2011. Despite the worsening retail environment, in 2011 we achieved substantial revenue growth in both our Wholesale and Retail segments but we cannot assume that this will be maintained. A continued weak economic environment could have a negative effect on the Company’s sales and results of operations during the year ending December 31, 2012 and thereafter. In addition, the European sovereign debt crisis and its implications for interconnected global financial systems, as well as the unstable political conditions in the Middle East and some other parts of the world, including potential or actual international conflicts, or the continuation or escalation of terrorism, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Risks Related to Our Business

Dependence on Key Personnel. The growth and success of our Company since its inception more than twenty years ago is attributable, to a significant degree, to the talents, skills and efforts of our founder and Creative and Design Chief, Steven Madden. An extended or permanent loss of the services of Mr. Madden could severely disrupt our business and have a material adverse effect on the Company. Our senior executives have substantial experience and expertise in our business and industry and have made significant contributions to our growth and success as well. Competition for key executives in the apparel, footwear and accessories industries is intense. While our employment agreements with Mr. Madden and most of our senior executives include a non-compete provision in the event of the termination of employment, the non-compete periods are of limited duration. While we believe we have depth within our senior management team, if we lose the services of our Creative and Design Chief or any of our senior executives, and especially if any of these individuals joins a competitor or forms a competing company, our business and financial performance could be seriously harmed. A loss of the skills, industry knowledge, contacts and expertise of our Creative and Design Chief or any of our senior executives could cause a setback to our operating plan and strategy.

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

Risks Associated with Extending Credit to Customers.We sell our products primarily to retail stores across the United States and extend credit based on an evaluation of each customer’s financial condition, usually without collateral. Various retailers, including some of our customers, have experienced financial difficulties as a result of the financial crisis that began in 2008, which has increased the risk of extending credit to such retailers. However, our losses due to bad debts have been limited. Pursuant to the terms of our collection agency agreement, our factor, Rosenthal & Rosenthal, Inc., currently assumes the credit risk related to approximately 43% of our trade accounts receivable. In addition, we have letters of credit for approximately 20% of our trade accounts receivable. Still, if any of our customers experiences a shortage of liquidity, the risk that the customer’s outstanding payables to us would not be paid could cause us to curtail business with the customer or require us to assume more credit risk relating to the customer’s account payable.

Risks Associated with Expansion of Retail Business. Our continued growth depends to a significant degree on whether we are successful in further developing and marketing the Steve Madden, Stevies, Steven, Madden Girl, Steve Madden Men’s, Big Buddha, Elizabeth and James, Olsenboye, l.e.i., Betsey Johnson and Betseyville brands, and creating new brands, product categories and businesses that are appealing to our customers. The operation of company-owned Steve Madden and Steven stores is a significant part of our growth strategy. During the year ended December 31, 2011, we opened nine new stores, acquired one store in connection with the acquisition of Topline and closed ten under-performing stores. We have plans to open five to seven and close three to five underperforming stores in the next fiscal year. Our future expansion plan includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by us in our existing markets. There can be no assurance that we will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management’s expectations. Our retail expansion is dependent on the performance of our wholesale and retail operations, generally as well as on a number of other factors, including our ability to:

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

Management of Growth. The size of our business continues to grow organically and as a result of business acquisitions. In order to gain from our acquisitions, we must be effective in integrating the businesses acquired into our overall operations. Further, the expansion of our operations has increased and will continue to increase the demand on our managerial, operational and administrative resources. In recent years, we have invested significant resources in, among other things, our management information systems and hiring and training of new personnel. However, in order to manage currently anticipated levels of future demand, we may be required to, among other things, expand our distribution facilities, establish relationships with new manufacturers to produce our product, and continue to expand and improve our financial, management and operating systems. We may experience difficulty integrating acquired businesses into our operations and may not achieve anticipated synergies from such integration. There can be no assurance that we will be able to manage future growth effectively and a failure to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Foreign Sourcing and Manufacturing. Virtually all of our products are purchased through arrangements with a number of foreign manufacturers, primarily from China, Mexico, Brazil, India, The Netherlands, The Philippines and Italy. Risks inherent in foreign operations including work stoppages, transportation delays and interruptions and changes in social, political and economic conditions, can result in the disruption of trade from the countries in which our manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. While we believe that we manage our exposure to the risk that any such economic or political condition will materially affect our ability to purchase products because we are aware of a variety of materials and alternative sources that are available, we cannot be certain that we will be able to identify such alternative materials and/or sources without delay or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Manufacturers’ Inability to Manufacture Our Goods in a Timely Manner or Meet Quality Standards. As is common in the footwear and accessories industries, we contract for the manufacture of virtually all of our products to our specifications through foreign manufacturers. We do not own or operate any manufacturing facilities and, therefore, we are dependent upon third parties for the manufacture of all of our products. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which, in turn, could result in cancellation of orders, refusal to accept deliveries, a reduction in purchase prices and, ultimately, termination of a customer relationship, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Difficulty in Locating Replacement Manufacturers. Although we enter into a number of purchase order commitments each season specifying a time frame for delivery, method of payment, design and quality specifications and other standard industry provisions, we do not have long-term contracts with any manufacturer. As a consequence, any of these manufacturing relationships may be terminated, by either party, at any time. In addition, we may seek replacement manufacturers for various reasons, including a significant increase in the prices we are required to pay to our existing manufacturers of our goods. Although we believe that other facilities are available for the manufacture of our products, there can be no assurance that such facilities would be available to us on an immediate basis, if at all, or be able to meet our quality standards and delivery requirements, or that the costs charged to us by such manufacturers would not be significantly greater than those presently paid.

Manufacturers’ Failure to Use Acceptable Labor Practices.and Comply with Local Laws and Other Standards. Our products are manufactured by numerous independent manufacturers outside of the United States. We also have license agreements that permit our licensees to manufacture or contract to manufacture products using our trademarks. We impose, and require that our licensees impose, on these manufacturers environmental, health, and safety standards for the benefit of their labor force. In addition, we require these manufacturers to comply with applicable standards for product safety. However, we do not control our independent manufacturers or licensing partners or their labor, product safety and other business practices and, from time to time, our independent manufacturers may not comply with such standards or applicable local law or our licensees may not require their manufacturers to comply with such standards or applicable local law. The violation of such standards and laws by one of these independent manufacturers with whom we contract or by one of our licensing partners, or the divergence of a manufacturer’s or a licensing partner’s labor practices from those generally accepted as ethical in the United States, could harm our reputation, result in a product recall or require us to curtail our relationship with and locate a replacement for such manufacturer, which, as noted in the immediately preceding risk factor, could be challenging, any of which events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Inadequate Trademark Protections. We believe that our trademarks and other proprietary rights are of major significance to our success and our competitive position and consider some of our trademarks, such as Steve Madden®, to be integral to our business and among our most valuable assets. Accordingly, we devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. Nevertheless, there can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products on the basis that our products violate the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Our failure to establish and then protect such proprietary rights from unlawful and improper utilization could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Litigation and Other Legal Proceedings. We are involved in various claims, litigations and other legal and regulatory proceedings and governmental investigations that arise from time to time in the ordinary course of our business. Due to the inherent uncertainties of litigation and such other proceedings and investigations, we cannot predict with accuracy the ultimate outcome of any such matters. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations and the amount of insurance coverage we maintain to address such matters may be inadequate to cover these or other claims. In addition, any significant litigation, investigation or proceeding, regardless of its merits, could divert financial and management resources that would otherwise be used to benefit our operations. See Item 3 “Legal Proceedings,” below for additional information regarding certain of the matters in which we are involved.

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

Disruption of Information Technology Systems and Websites. We rely heavily on information technology systems to manage and operate all aspects of our business, including product design and testing, production, forecasting, ordering, manufacturing, transportation, sales and distribution, invoicing and accounts receivable management, quick response replenishment, point of sale support and financial management reporting functions. In addition, we maintain an Internet website in the United States where retail customers can order our products. We depend on our in-house information technology employees and outside vendors to maintain and periodically upgrade these systems and our websites to support the growth of our business. It is imperative that we maintain constant operation of our information technology systems and websites and that these systems and our websites operative effectively. Despite our preventative efforts, our information technology systems and websites are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses or power outages, any of which could adversely impact our business and require significant expenditures by us to remediate any such failure, problem or breach.

Information Technology Systems and Website Disruption. We are heavily dependent upon our information technology systems to record and process transactions and manage and operate our business including merchandise management, inventory management, sales tracking and supply chain monitoring and management. In addition, we have e-commerce and other Internet websites. Given the nature of our business and the significant number of transactions that we engage in on an annual basis, it is essential that we maintain constant operation of our computer hardware and software systems. Despite vigilance in this regard, our systems are vulnerable from time to time to damage or interruption from events such as difficulties in replacing or integrating new systems, computer viruses, security breaches and power outages. Cybersecurity attacks are becoming increasingly sophisticated and run the gamut from malicious software to electronic security breaches to corruption of data and beyond. We are continually evaluating, improving and upgrading our systems in an effort to address concerns but any such problems or interruptions may result in loss of valuable business data, our customers’ or employees’ personal information or disruption of our operations and other adverse impact to our business. In addition, we must comply with increasingly complex regulatory standards enacted to protect business and personal data and an inability to maintain compliance with these regulatory standards could subject us to legal risks and penalties.

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

Declines in Our Stock Price Due to Inaccurate Predictions. The trading price of our common stock periodically may rise or fall based on the accuracy of predictions of our future performance. As one of our primary objectives, we strive to maximize the long-term strength, growth and profitability of our Company, rather than to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term goal is in the best interests of the Company and our stockholders, but recognize that it may be helpful to our stockholders and potential investors for us to provide guidance as to our quarterly and annual forecast of net sales and earnings. While we endeavor to provide meaningful and considered guidance at the time it is provided and generally expect to provide updates to our guidance when we report our results each fiscal quarter, actual results may differ from our predictions as the guidance is based on assumptions and expectations that may or may not come to pass and, as such, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. If and when we announce actual results that differ from those that have been predicted by us, the market price of our common stock could be adversely affected. Investors who rely on these predictions in making investment decisions with respect to our common stock do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in the prices of our common stock.

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

We lease space for our headquarters, our retail stores, showrooms and office facilities in various locations in the United States, as well as overseas. We own one improved real property parcel in Long Island City, New York. We believe that our existing facilities are in good operating condition and are adequate for our present level of operations. The following table sets forth information with respect to our key properties:

Location	Leased/Owned	Primary Use	Approximate Area Square Feet
Dongguan, Guangdong Province, China	Leased	Offices and sample production	180,000
Long Island City, NY	Leased	Executive offices	66,600
Bayonne, NJ	Leased	Warehouse	50,000
Bellevue, WA	Leased	Offices, Topline	41,500
Putian City, Guangdong Province, China	Leased	Offices	23,800
New York, NY	Leased	Offices and showroom, Accessories	20,000
New York, NY	Leased	Showroom	14,000
New York, NY	Leased	Offices, Cejon	12,400
Long Island City, NY	Leased	Storage	7,200
New York, NY	Leased	Offices, Accessories private label	6,500
New York, NY	Leased	Showroom, Topline	6,400
Guangdong Province, China	Leased	Offices	4,800
Los Angeles, CA	Leased	Showroom	4,600
Kwai Chung, Hong Kong	Leased	Offices	3,600
Taichung, Taiwan, ROC	Leased	Offices	3,200
Long Island City, NY	Owned	Offices	2,200

All of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of ten years. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes over the base year. The current terms of our retail store leases expire as follows:

Years Initial Lease Terms Expire	Number of Stores
2012	5
2013	14
2014	4
2015	5
2016	4
2017	13
2018	9
2019	8
2020	3
2021	12
2022	6
2023	1

ITEM 3	LEGAL PROCEEDINGS

On February 2, 2012, two individuals purporting to be stockholders of the Company commenced separate civil actions in the Supreme Court of New York, Queens County, Mark Ioffe, Derivatively on Behalf of nominal defendant, Steven Madden Ltd. v. Steven Madden, et. al, no. 700188-2012 (the “Ioffe Action”) and Catherine L. Phillips, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd v. Steven Madden, et. al. no. 700189-2012 (together with the Ioffe Action, the “Actions”). The Actions assert derivative claims challenging the decision of the Company’s Board of Directors in January 2012 to amend Steven Madden’s Employment Agreement dated July 15, 2005, and amended as of December 14, 2009 (the “Madden Employment Agreement”) and to amend the promissory note (the “Promissory Note”) setting forth Mr. Madden's obligations in respect of a loan made by the Company to Mr. Madden in 2007 and amended in 2009. The Actions assert that the Board violated its duties of loyalty and good faith by approving the amendments to the Madden Employment Agreement and the Promissory Note and that the changes set forth in the amendments constitute a waste of corporate assets. The Actions also assert claims of unjust enrichment against Mr. Madden. The Actions seek, on behalf of the Company, disgorgement of any compensation that Mr. Madden has received as a result of the amended Madden Employment Agreement, an award of damages to the Company, and a declaration that the amendments of the Madden Employment Agreement and the Promissory Note are void. The Company intends to seek dismissal of the Actions based on, among other things, the plaintiffs’ failure to make a demand that the Company’s Board of Directors investigate their claims.

On June 24, 2009, a class action lawsuit, Shahrzad Tahvilian, et al. v. Steve Madden Retail, Inc. and Steve Madden, Ltd., Case No. BC 414217, was filed in the Superior Court of California, Los Angeles County, against the Company and its wholly-owned subsidiary alleging violations of California labor laws. The parties submitted the dispute to private mediation and, on August 31, 2010, reached a settlement on all claims. Based on the proposed settlement, the Company increased its reserve for this claim from $1 million to $2.75 million in the third quarter of 2010. In June 2011, the court approved the final settlement for $1.97 million. The payment of the final settlement did not have a material effect on the Company’s financial position.

On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. Subsequently, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit. In September of 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1.4 million. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3.05 million, and accordingly, a reserve for this amount was recorded as of December 31, 2009. The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, Office of Regulations and Rulings, under internal advice procedures. On September 20, 2010, the Company was advised by legal counsel that U.S. Customs had issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and oneof its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable. With respect to the second buying agent, U.S. Customs also ruled that beginning in February of 2002, commissions paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable. However, U.S. Customs found that the Company’s pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer’s agent relationship between the Company and the agent and that commissions paid to the second agent under suchbuying agreements, in fact, were dutiable. On the basis of the U.S. customs ruling, the Company reevaluated the liability in the case and believes that it is not likely to exceed $1,248 million and the reserve was reduced from $3.05 million to such amount as of September 30, 2010.

On November 21, 2011, U.S. Customs issued a pre-penalty notice to the Company in which it alleges that gross negligence by the Company resulted in an underpayment of duties with respect to certain pre-2002 buying agreements and claims that the Company owes $341,677 as an additional duty and $1.367 million in monetary penalties.  In its February 16, 2012 response to the pre-penalty notice, the Company submitted that it owes no additional duty and, further, did not through negligence or gross negligence fail to pay any duty or engage in conduct amounting to either gross negligence or negligence.  The Company requested that U.S. Customs withdraw its proposal to issue a notice of penalty and take no further adverse action against the Company.  In the event that U.S. Customs is not inclined to withdraw the pre-penalty notice after review of the Company’s response, the Company has requested the opportunity to make an oral presentation to U.S. Customs prior to the issuance of a notice of penalty. In the event that U.S. Customs decides to issue a notice of penalty, the Company intends to file a petition for relief requesting a reduction of the level of culpability and mitigation of the penalty amount assessed. The maximum total amount of damages related to this matter is approximately $1.7 million for which the Company has accrued $1.248 million.

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

Market Information. Our shares of common stock have traded on the NASDAQ Global Select Market since August 1, 2007 and were traded on the NASDAQ National Market prior to that date. The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2011 as reported by the NASDAQ Global Select Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock
	High	Low		High	Low
2011			2010
Quarter ended March 31, 2011	$31.29	$25.15	Quarter ended March 31, 2010	$21.80	$17.22
Quarter ended June 30, 2011	$37.96	$31.73	Quarter ended June 30, 2010	$26.72	$20.73
Quarter ended September 30, 2011	$41.02	$30.10	Quarter ended September 30, 2010	$28.00	$20.35
Quarter ended December 31, 2011	$37.55	$28.36	Quarter ended December 31, 2010	$31.57	$27.00

Holders. As of February 23, 2012, there were 107 holders of record of our common stock.

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

Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2011 is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases of Equity Securities. We did not repurchase any shares of our common stock during the fourth quarter of the year ended December 31, 2011. In February and August 2007, our Board of Directors authorized increases of our previously announced share repurchase program of $30 million and $37 million, respectively. In May 2010, the Board authorized an additional increase of $50 million to the share repurchase program. At December 31, 2011, an aggregate of $47 million remained authorized to repurchase our common stock. The program has no set expiration date.

Performance Graph. The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2006, and ending on December 31, 2011, with the cumulative total return on the Russell 2000 Index and the S&P 500 Footwear Index. The comparison assumes that $100 was invested on December 31, 2006 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Steven Madden, Ltd.	$100.00	$57.00	$60.75	$117.51	$178.32	$221.22
Russell 2000 Index	$100.00	$98.45	$65.18	$82.90	$105.16	$100.75
S&P 500 Footwear Index	$100.00	$131.50	$106.03	$139.88	$183.58	$210.81

ITEM 6	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements. The Income Statement Data relating to 2011, 2010 and 2009, and the Balance Sheet data as of December 31, 2011 and 2010 should be read in conjunction with the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

	INCOME STATEMENT DATA Year Ended December 31, (in thousands, except per share data)
	2011	2010	2009	2008	2007
Net sales	$968,549	$635,418	$503,550	$457,046	$431,050
Cost of sales	606,601	359,564	287,361	270,222	257,646
Gross profit	361,948	275,854	216,189	186,824	173,404
Commissions and licensing fee income - net	18,715	22,629	19,928	14,294	18,351
Operating expenses	(226,893)	(176,859)	(157,149)	(156,212)	(138,841)
Income from operations	153,770	121,624	78,968	44,906	52,914
Interest income	4,885	4,208	2,096	2,620	3,876
Interest expense	(51)	(4)	(93)	(207)	(65)
Other income (expense) - net	188	29	(182)	(1,013)	(589)
Income before provision for income taxes	158,792	125,857	80,789	46,306	56,136
Provision for income taxes	61,591	50,132	30,682	18,330	20,446
Net income	97,201	75,725	50,107	27,976	35,690
Net loss attributable to noncontrolling interests	118	—	—	—	—
Net income attributable to Steven Madden, Ltd.	$97,319	$75,725	$50,107	$27,976	$35,690
Basic income per share	$2.30	$1.83	$1.23	$0.68	$0.77
Diluted income per share	$2.25	$1.78	$1.22	$0.67	$0.74
Basic weighted average shares of common stock	42,264	41,477	40,602	41,232	46,457
Effect of dilutive securities – options and restricted stock	975	966	626	437	1,450
Diluted weighted average shares of common stock outstanding	43,239	42,443	41,228	41,669	47,907

	BALANCE SHEET DATA At December 31,
	2011	2010	2009	2008	2007
Total assets	$639,786	$447,696	$326,859	$284,693	$266,521
Working capital	211,469	138,636	139,007	122,086	121,138
Noncurrent liabilities	29,940	18,967	6,710	5,801	3,470
Stockholders’ equity	$474,758	$357,298	$267,787	$206,242	$215,334

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($ in thousands, except retail sales data per square foot and earnings per share data)

The following discussion of our Financial Condition and Results of Operations should be read in conjunction with our audited Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

Steven Madden, Ltd. and its subsidiaries (collectively the “Company”) design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell name brand and private label fashion handbags and accessories, through our Accessories Division. We distribute our products through department stores, specialty stores, luxury retailers, national chains, mass merchants and in our retail stores and our e-commerce website throughout the United States and under special distribution arrangements in Asia, Canada, Europe, the Middle East, Mexico, Australia and Central and South America. Our product line includes a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points.

Our business is comprised of five distinct segments (Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing). Our Wholesale Footwear segment includes the following brands: Steve Madden Women’s, Madden Girl, Steve Madden Men’s, Steven, l.e.i. (under license), Elizabeth and James (under license), Olsenboye (under license), Stevies, Big Buddha Shoes, Madden, Betsey Johnson shoes, Report, Superga (under license) and includes our private label and International businesses. Our Wholesale Accessories segment includes Big Buddha, Betseyville, Betsey Johnson, Steve Madden, Steven by Steve Madden, Cejon and, through license agreements, Daisy Fuentes® and Olsenboye® accessories brands and includes our private label business. Steven Madden Retail, Inc., our wholly owned retail subsidiary, operates Steve Madden and Steven retail stores as well as our e-commerce website (www.stevemadden.com). The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent for footwear products under private labels for many of the country’s large mass-market merchandisers, shoe chains and other off-price retailers. Our Licensing segment is engaged in the licensing of the Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery, women’s fashion apparel, jewelry and luggage. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

On May 5, 2011, the Company’s Board of Directors declared a three-for-two stock split of the Company’s outstanding shares of common stock, effected in the form of a stock dividend on the Company’s outstanding common stock. Stockholders of record at the close of business on May 20, 2011 received one additional share of Steven Madden Ltd. common stock for every two shares of common stock owned on this date. The additional shares were distributed on May 31, 2011. All share and per share data provided herein gives effect to this stock split, applied retroactively.

Fiscal year 2011 marks the third consecutive year that the Company achieved record sales and earnings. Our consolidated net sales for 2011 increased 52% to a record $968,549 from the $635,418 achieved in 2010. Net income increased in 2011 to a record $97,201 from $75,725 in 2010. Diluted earnings per share for the year ended December 31, 2011 increased 26% to $2.25 per share on 43,239,000 diluted weighted average shares outstanding compared to $1.78 per share on 42,443,000 diluted weighted average shares outstanding in 2010.

During fiscal year 2011, we expanded our product offerings through two acquisitions. First, on May 20, 2011, the Company acquired all of the outstanding shares of capital stock of the closely held company, The Topline Corporation (“Topline”), from its sole stockholder (the “Topline Seller”). Founded in 1980, Topline and its subsidiaries design, manufacture, market and sell private label and branded women’s footwear primarily to specialty retailers and mass merchants. Topline has sourcing capabilities, sample making facilities and product development structure resident in China which include personnel and facilities engaged in direct sourcing. Management believes that Topline is an excellent strategic fit for the Company. The acquisition was completed for consideration of approximately $56,128 cash, plus potential contingent payments pursuant to an earn-out agreement with the Topline Seller. The earn-out agreement provides for potential payments to the Topline Seller based on the financial performance of Topline for the twelve-month period ending on June 30, 2012. (See Note B to our Consolidated Financial Statements for additional information relating to the potential earn-out payments.) The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period. As of December 31, 2011, the Company estimates the fair value of the contingent consideration to be $6,200.

Then, on May 25, 2011, we acquired all of the outstanding shares of capital stock of privately held Cejon, Inc. and Cejon Accessories, Inc. from the sole stockholder of these companies as well as all of the outstanding membership interests in New East Designs, LLC (combined with Cejon Inc. and Cejon Accessories, “Cejon”) from its members (together with the sole stockholder of Cejon, the “Cejon Sellers”). Founded in 1991, Cejon designs, markets and sells cold weather accessories, fashion scarves, wraps and other trend accessories primarily under the Cejon brand name, private labels and under the Steve Madden brand name as Cejon has been a licensee of the Company for cold weather and selected other fashion accessories since September 2006. Management expects the Cejon acquisition will further strengthen and expand the Company’s accessories platform. The acquisition was completed for consideration of approximately $29,108 in cash, plus potential contingent payments pursuant to an earn-out agreement with the Cejon Sellers. The earn-out agreement provides for potential payments to the Cejon Sellers based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. (See Note B to our Consolidated Financial Statements for additional information relating to the potential earn-out payments.) The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period. As of December 31, 2011, we estimate the fair value of the contingent consideration to be $23,500.

During the year ended December 31, 2011, the Company made significant progress on several previously announced strategic initiatives. One such initiative was to continue to drive improvements in the performance of our retail segment. In 2011, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout 2011 and 2010) increased 13.3% and sales per square foot increased to $810 compared to sales per square foot of $742 achieved in the prior year. Income from store operations as a percentage of sales improved to 13.1% in 2011 compared to the 6.8% achieved in 2010.

A second strategic initiative for the Company was the expansion of our e-commerce business. In 2011 net sales in our e-commerce business increased 25% when compared to the prior year. The Company has also achieved progress in its initiative to grow its International business, which had net sales of $53,263 in fiscal year 2011, a 53% increase over the $34,781 in nets sales achieved by our international business in fiscal year 2010.

As of December 31, 2011, our total inventory increased to $59,644 from $39,557 as of December 31, 2010, and our annualized inventory turnover improved to 10.2 times in 2011 compared to 9.4 times in 2010. Our accounts receivable average collection days were 65 days in 2011 compared to 56 days in 2010, primarily due to the growth in our private label and International businesses where many of our customers have extended payment terms. As of December 31, 2011, we had $180,493 in cash, cash equivalents and marketable securities, no short- or long-term debt, and total stockholders’ equity of $474,758.

The following tables set forth information on operations for the periods indicated:

	Years Ended December 31 ($ in thousands)
	2011		2010		2009
CONSOLIDATED:

Net sales	$968,549	100%	$635,418	100%	$503,550	100%
Cost of sales	606,601	63	359,564	57	287,361	57
Gross profit	361,948	37	275,854	43	216,189	43
Commission and licensing fee income - net	18,715	2	22,629	4	19,928	4
Operating expenses	226,893	23	176,859	28	157,149	31
Income from operations	153,770	16	121,624	19	78,968	16
Interest and other income - net	5,022	1	4,233	1	1,821	—
Income before income taxes	158,792	16	125,857	20	80,789	16
Net income	97,201	10	75,725	12	50,107	10
By Segment:

WHOLESALE FOOTWEAR SEGMENT:

Net sales	$636,809	100%	$402,567	100%	$309,439	100%
Cost of sales	431,430	68	245,964	61	186,267	60
Gross profit	205,379	32	156,603	39	123,172	40
Operating expenses	118,703	19	81,060	20	71,812	23
Income from operations	86,676	14	75,543	19	51,360	17

WHOLESALE ACCESSORIES SEGMENT:

Net sales	$176,824	100%	$98,548	100%	$70,406	100%
Cost of sales	115,350	65	60,622	62	46,665	66
Gross profit	61,474	35	37,926	38	23,741	34
Operating expenses	33,465	19	23,603	24	14,542	21
Income from operations	28,009	16	14,323	15	9,199	13

RETAIL SEGMENT:

Net sales	$154,916	100%	$134,303	100%	$123,705	100%
Cost of sales	59,821	39	52,978	39	54,429	44
Gross profit	95,095	61	81,325	61	69,276	56
Operating expenses	74,725	48	72,196	54	70,795	57
Income (loss) from operations	20,370	13	9,129	7	(1,519)	(1)
Number of stores	84		84		89

FIRST COST SEGMENT:

Other commission income - net of expenses	$9,795	100%	$17,258	100%	$16,803	100%

LICENSING SEGMENT:

Licensing income - net of expenses	$8,920	100%	$5,371	100%	$3,125	100%

RESULTS OF OPERATIONS

($ in thousands)

Year Ended December 31, 2011 vs. Year Ended December 31, 2010

Consolidated:

Total net sales for the year ended December 31, 2011 increased by 52% to $968,549 from $635,418 for the comparable period of 2010. For the year ended December 31, 2011, gross margin as a percentage of net sales decreased to 37.4% compared to 43.4% in the same period of last year. Operating expenses increased in 2011 to $226,893 from $176,859 in 2010, primarily due to incremental costs associated with our recently acquired Topline and Cejon businesses and our new Betsey Johnson® and Big Buddha® shoe businesses. As a percentage of sales, operating expenses decreased 4.4% to 23.4% in the year ended December 31, 2011 compared to 27.8% in the same period of last year, reflecting leverage from increased sales. Commission and licensing fee income decreased to $18,715 in 2011 compared to $22,629 in 2010, primarily due to the transition of our Target private label and Olsenboye footwear businesses from the commission model to the wholesale model in the fourth quarter of 2010 and the first quarter of 2011, respectively. During the year ended December 31, 2011, income from operations increased to $153,770 and net income increased to $97,201 compared to income from operations of $121,624 and a net income of $75,725 in 2010.

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment was $636,809, or 66%, and $402,567, or 63%, of our total net sales for the years ended December 31, 2011 and 2010, respectively. The 58% increase in net sales year over year was partially due to the inclusion of net sales from our recently acquired Topline business. The transition of our Target business to the wholesale model also contributed to the increase in net sales. Similarly, the inclusion in net sales from our Olsenboye® business, which since the fourth quarter of 2010 has been included in the net sales line, contributed to the increase in net sales. In addition, organic growth in our Steve Madden Women’s and Madden Girl brands and a 53% sales increase in our international business contributed to the net sales increase in the fiscal year 2011. Finally, two new brands, Big Buddha® shoes, which began shipping in the third quarter of 2010, and Betsey Johnson® shoes, which began shipping in the first quarter of 2011, also contributed to the increase in net sales.

Gross profit margin decreased to 32.3% in 2011 from 38.9% in 2010, due to sales mix shifts as a result of the addition of the Topline business and the inclusion of the Company’s Target private label and Olsenboye® footwear businesses in net sales, which typically achieve lower gross margins. In the year ended December 31, 2011, operating expenses increased to $118,703 from $81,060 in the same period of 2010, primarily due to incremental costs associated with our recently acquired Topline business and our new Betsey Johnson® and Big Buddha® shoe businesses. As a percentage of sales, operating expenses improved to 18.6% in 2011 from 20.1% in 2010, reflecting leverage from increased sales. Income from operations for the Wholesale Footwear Segment increased to $86,676 for the year ended December 31, 2011 compared to $75,543 for the year ended December 31, 2010.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $176,824 or 18%, and $98,548 or 16% of total Company net sales for the years ended December 31, 2011 and 2010, respectively. The 79% increase in net sales period over period was primarily due to our new Cejon business, which we acquired in the second quarter of 2011. In addition, net sales increases in our Big Buddha®, Madden Zone and Steve Madden® handbags businesses contributed to our net sales increase during the year ended December 31, 2011.

Gross profit margin in the Wholesale Accessories segment decreased to 34.8% in 2011 from 38.5% in the same period last year, primarily due to the addition of our Cejon cold weather accessories business and the growth in our private label business, both of which typically achieves lower gross margins than our existing handbag and belt businesses. In the year ended December 31, 2011, operating expenses increased to $33,465 compared to $23,603 in the year ended December 31, 2010, primarily due to the incremental costs related to our recently acquired Cejon business. As a percentage of sales, operating expenses improved to 18.9% in 2011 from 24.0% in 2010. This improvement is partially due to our Cejon cold weather accessory business, acquired in May of 2011, which does a significant percentage of its sales in the second half of the year, resulting in a lower operating expenses percentage during that period. Income from operations for the Wholesale Accessories segment increased 96% to $28,009 in 2011 compared to $14,323 in 2010.

Retail Segment:

Net sales generated by the Retail segment accounted for $154,916, or 16%, and $134,303, or 21%, of total Company net sales for the years ended December 31, 2011 and 2010, respectively. We opened nine new stores, acquired one store as part of the acquisition of Topline and closed ten under-performing stores during the year ended December 31, 2011. As a result, we had 84 retail stores as of both December 31, 2011 and 2010. The 84 stores currently in operation include 73 Steve Madden full price stores, six Steve Madden outlet stores, three Steven stores, one Report store and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open for all of 2011 and 2010) for the year ended December 31, 2011 increased 13.3% when compared to the prior year. During the year ended December 31, 2011, gross margin increased to 61.4% from 60.6% in 2010, primarily due to a decrease in promotional selling. In 2011, operating expenses increased to $74,725 from $72,196 in 2010. As a percentage of sales, operating expenses improved to 48.2% in 2011 from 53.8% in 2010, reflecting leverage from increased sales, in addition to a charge of $1,750 in the third quarter of 2010 for the preliminary settlement of a class action lawsuit. For the year ended December 31, 2011, income from operations for the Retail segment increased 123% to $20,370 compared to $9,129 in the prior year.

First Cost Segment:

The First Cost segment generated income from operations of $9,795 for the year ended December 31, 2011, compared to $17,258 in the prior year. The primary reason for this decrease is the transition of our Target private label and Olsenboye® footwear businesses from the commission model to the wholesale model in the fourth quarter of 2010 and the first quarter of 2011, respectively.

Licensing Segment:

During the year ended December 31, 2011, licensing income increased to $8,920 from $5,371 in the prior year, primarily due to the incremental licensing revenue generated by our Betsey Johnson® intellectual property assets which we acquired in the fourth quarter of the prior year.

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

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment was $402,567, or 63%, and $309,439, or 61%, of our total net sales for the years ended December 31, 2010 and 2009, respectively. This 30% increase in net sales was driven by double-digit net sales increases in our Madden Girl, Steve Madden Men’s, Elizabeth and James, Steven and Kids brands as well as a double-digit increase in our International business. The net sales growth in Madden Girl was due to the success of dress shoes throughout 2010 combined with strong boot sales in the second and third quarters of 2010, as well as a higher consumer demand for opening price point products. In our Steve Madden Men’s brand, the sales increase was primarily due to the strong performance of men’s dress and casual shoes during the year. In addition, our new men’s line, Madden, has realized a better than expected launch, and has contributed to our net sales growth. Elizabeth and James, our new brand that began shipping in the second quarter of 2009, continued its growth trend in 2010 primarily with upper tier retailers such as Nordstrom, Saks and Neiman Marcus. Net sales increases for our Steven brand were primarily due to strong sales of wedges during the second quarter and strong boot sales in the first and third quarters of the year. Strong selling of flats and boots during the year resulted in a net sales increase in our Kids brands. The transition of the l.e.i.® brand with Walmart from the commission model to the wholesale model beginning in the first quarter of 2010, contributed net sales of $16,269 in 2010. In addition, our new Big Buddha Shoes brand, which began shipping during the third quarter of 2010, contributed of $2,922 net sales. The net sales increase in our International business was propelled by the division’s significant growth trend in Eastern Asia and expansion into new countries.

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

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $98,548 or 16%, and $70,406 or 14% of total Company net sales for the years ended December 31, 2010 and 2009, respectively. The 40% growth in net sales in the Wholesale Accessories segment was due to the sales contributed by two recent acquisitions, Madden Zone, acquired in July of 2009, and Big Buddha, acquired in February of 2010. In addition, significant increases in sales of Steve Madden handbags and private label belts were partially offset by a net sales decrease in our Betseyville® brand.

Gross profit margin in the Wholesale Accessories segment increased 4.8% to 38.5% in 2010 from 33.7% in the prior year, primarily due to the significantly higher gross profit margins achieved by our new Big Buddha division combined with a change in the mix of products and lower markdown allowances. During the year ended December 31, 2010, operating expenses increased to $23,603 compared to $14,542 in 2009, primarily due to the incremental operating expenses associated with our new Madden Zone and Big Buddha divisions. Income from operations for the Wholesale Accessories segment increased 56% to $14,323 in 2010 compared to $9,199 in 2009.

Retail Segment:

Net sales generated by the Retail segment accounted for $134,303, or 21%, and $123,705, or 25%, of total Company net sales for the years ended December 31, 2010 and 2009, respectively. We opened three new stores, remodeled five existing stores and closed eight underperforming stores during the year ended December 31, 2010. As a result, we had 84 retail stores as of December 31, 2010, compared to 89 stores as of December 31, 2009. The 84 stores currently in operation at the end of 2010 included 79 under the Steve Madden brand, three under the Steven brand, one outlet store and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open for all of 2010 and 2009) for the year ended December 31, 2010 increased 12.7% when compared to the prior year. During the year ended December 31, 2010, gross margin increased 4.6% to 60.6% from 56.0% in 2009, primarily due to a significant decrease in promotional selling. In 2010, operating expenses increased to $72,196 from $70,795 in the prior year primarily due to a charge of $1,750 for the preliminary settlement of a class action lawsuit against the Company related to our Retail segment. As a percentage of net sales, operating expenses decreased to 53.7% in 2010 compared to 57.2% in 2009. Income from retail operations increased to $9,129 in 2010 compared to a loss from retail operations of $1,519 in 2009.

First Cost Segment:

Income from operations in the First Cost segment increased to $17,258 in 2010 compared to $16,803 in 2009. This increase in income was due to a significant increase in private label business with several of our retail customers including Kohls, Target and Bakers. These increases were partially offset by the transition of one of the Company’s mass merchant customers from the commission model to the wholesale model which transition was made pursuant to the customer’s request that the Company sell directly to the customer (“wholesale” model) rather than as a buying agent (“first cost” model) on its behalf beginning in the first quarter of 2010.

Licensing Segment:

During the year ended December 31, 2010, licensing income increased to $5,371 from $3,125 in the prior year, primarily due to an increase in sales by several of our licensees combined with the incremental licensing revenue generated by our recently acquired Betsey Johnson trademarks.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc (“Rosenthal”) which agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by the Company or Rosenthal at any time with 60 days’ prior written notice. As of December 31, 2011, we have no borrowings against the credit facility.

As of December 31, 2011, we had working capital of $211,469. We had cash and cash equivalents of $102,830, investments in marketable securities of $77,663 and we did not have any long term debt.

Management believes that, based upon our current financial position and available cash, cash equivalents and marketable securities, as augmented by cash flow from operations in 2012, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES

During the year ended December 31, 2011, net cash provided by operating activities was $74,968. The primary source of cash was net income of $97,201. The primary uses of cash were an increase of accounts receivable of $16,543, an increase in due from factor of $9,336, an increase in inventories of $9,210 an increase in prepaid expenses, prepaid taxes, deposits and other assets of $2,068 and a decrease in accounts payable and accrued expenses of $7,551.

INVESTING ACTIVITIES

During the year ended December 31, 2011, we invested $17,968 in marketable securities and received $67,885 from the maturities and sales of securities. Also during 2011, we paid an aggregate of approximately $89,730 for the acquisitions of Topline and Cejon, received $12,004 in refundable cash from the seller of Topline and made payments totaling approximately $4,151 to the seller of Big Buddha pursuant to a performance-based earn-out obligations related to the acquisition of Big Buddha. Additionally, during this period, the Company made capital expenditures of approximately $15,477, principally for systems enhancements, the nine new stores that opened during the year and leasehold improvements to our showrooms and offices.

FINANCING ACTIVITIES

During the year ended December 31, 2011, we received $4,994 in cash and realized a tax benefit of $4,154 in connection with the exercise of stock options.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2011 were as follows:

	Payment due by period
Contractual Obligations	Total	2012	2013-2014	2015-2016	2017 and after

Operating lease obligations	$151,192	$22,481	$41,141	$36,803	$50,767

Purchase obligations	167,985	167,985	—	—	—

Contingent payment liability	37,921	14,133	14,813	8,975	—

Other long-term liabilities (future minimum royalty payments)	1,693	1,043	650	—	—

Total	$358,791	$205,642	$56,604	$45,778	$50,767

At December 31, 2011, we had un-negotiated open letters of credit for the purchase of inventory of approximately $3,041.

Under the employment agreement, as amended, between the Company and Steven Madden, the founder and Creative and Design Chief of the Company, the Company is obligated to pay Mr. Madden an annual base salary which increases over the term of the agreement. The employment agreement provides for a base salary of approximately $5,416 in 2012, approximately $7,417 in 2013, approximately $9,667 in 2014, approximately $11,917 in 2015 and approximately $10,698 for the period between January 1, 2016 through the expiration of the term on December 31, 2023. The employment agreement provides Mr. Madden with the right, exercisable on certain specified dates in fiscal year 2012 only, to elect to receive a grant of restricted stock for a number of shares of the Company’s common stock valued at $40,000 in consideration for a reduction in his annual base salary in years subsequent to 2012 as follows: approximately $4,000 in 2013, approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. In addition to the opportunity for discretionary cash bonuses, Mr. Madden’s employment agreement entitles him to an annual life insurance premium, as well as an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria. The employment agreement also provides for the elimination of interest accrued after December 31, 2011 on an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden, the extension of the maturity date of such loan until December 31, 2023, and the forgiveness of 1/10th of the principal amount of the loan, together with accrued interest, annually over a ten-year period commencing on December 31, 2014 for so long as Mr. Madden continues to be employed by the Company on each such December 31st.

The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $7,301 in 2012, $4,702 in 2013 and $1,547 in 2014. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

Virtually all of our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a small percentage located in Mexico, Brazil, India, The Netherlands, The Philippines and Italy. We have not entered into any long-term manufacturing or supply contracts with any manufacturer of our products. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 99% of our purchases in U.S. dollars.

INFLATION

We do not believe that price inflation has had a significant effect on the Company’s sales or profitability for our year ended December 31, 2011 and the prior two years. Historically, we have minimized the impact of product cost increases by improving operating efficiencies, changing suppliers and increasing prices. However, no assurance can be given that we will be able to continue to offset any such inflationary cost increases in the future. We are currently seeing increases in our cost of goods from southern China averaging approximately 5% to 8%. We are working to mitigate this pressure by shifting some production to northern China, where costs remain comparatively lower, and to a lesser extent, to other countries such as Mexico. We are also raising prices on select items with fresh materials or styling and, to date, have not experienced resistance to these price increases. Putting this all together, the net impact of all these changes on gross margin was not material in 2011, and we expect that to be the case in the near term as well.

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

Accounting Standards Adopted In Fiscal 2011:

In December 2010, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU No. 2010-28”). ASU No. 2010-28 modifies Step 1 of the goodwill impairment test, which requires an entity to compare the fair value of a reporting unit with its carrying amount, including goodwill. For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Step 2 requires an entity to compare the fair value of a reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by assigning a fair value to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The adoption of ASU No. 2010-28, which became effective for the Company on January 1, 2011, did not have a material impact on the Company’s consolidated financial statements.

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

As of December 31, 2011, we held marketable securities valued at approximately $77,663, which consisted primarily of corporate bonds and certificates of deposit. These securities are subject to interest rate risk and will decrease in value if interest rates increase. We currently have the ability to hold these securities until maturity.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We have excluded Topline and Cejon, which were acquired on May 20, 2011 and May 25, 2011, respectively, from the scope of our annual report on internal control over financial reporting as of December 31, 2011. These operations in the aggregate represent approximately 31% of our total assets at December 31, 2011 and approximately 18% and 13% of our revenues and net income for the year ended December 31, 2011, respectively.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2011, of our internal control over financial reporting based on the framework and criteria established in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Our independent registered accounting firm, EisnerAmper LLP, has audited the Company’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Their report appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2011, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

part III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

part IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The Consolidated Financial Statements of Steven Madden, Ltd. and subsidiaries are included in Item 8:

(2) Financial Statement Schedules

None.

(3) Exhibits.

2.01	Stock Purchase Agreement dated February 10, 2010 between the Company and Jeremy Bassan (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

2.02	Restructuring Agreement dated October 5, 2010 among the Company, BJ Acquisition LLC, BJ Agent LLC, Betsey Johnson LLC, Betsey Johnson (UK) Limited, Betsey Johnson Canada Ltd., BJ Vines, Inc., Betsey Johnson, Chantal Bacon, Castanea Family Investments, LLC, Castanea Family Holdings, LLC and Castanea Partners Fund III, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010)

2.03	Stock Purchase Agreement dated May 20, 2011 among the Company, The Topline Corporation and William F. Snowden (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2011)

2.04	Stock Purchase Agreement dated May 25, 2011 among the Company, David Seerherman, Cejon, Inc., and Kenneth Rogala (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2011)

2.05	Asset Purchase Agreement, dated as of January 20, 2012, among Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc., Gelati Imports Inc., the Company, SML Canada Acquisition Corp., 6798039 Canada Inc., 6798012 Canada Inc., 3574563 Canada Inc. and Thomas Alberga (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2012)

3.01	Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 1998)

3.02	Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2008)

4.01	Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2/A filed with the SEC on September 29, 1993)

10.01	Third Amended and Restated Secured Promissory Note dated as of June 25, 2007 of Steven H. Madden to the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2012)

10.02	Consulting Agreement effective August 1, 2004 among the Company, John Madden and J.L.M. Consultants Inc., as amended by Amendment No. 1 dated March 10, 2005 and Amendment No. 2 dated April 14, 2005 (incorporated by reference to Exhibits 10.9, 10.10 and 10.11 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005 filed with the SEC on March 14, 2006)

10.03	Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

10.04	Amendment to Collection Agency Agreement dated February 16, 2010 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the SEC on March 12, 2010)

10.05	Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.06	Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.07	Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.08	Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.09	Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.10	Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.11	Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.12	Earn-Out Agreement dated February 10, 2010 among the Company, Jeremy Bassan and Big Buddha, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2010)

10.13	Purchase and Sale Agreement for Distressed Trades dated August 26, 2010 between BJ Acquisition LLC and Paradox Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

10.14	Earn-Out Agreement dated May 25, 2011 among Steven Madden, Ltd., David Seerherman, Cejon, Inc., Cejon Accessories, Inc., New East Designs, LLC and Kenneth Rogala (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2011).

10.15	Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005)

10.16	Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009)

10.17	Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden†¤

10.18	Employment Agreement dated January 1, 1998 between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000 filed with the SEC on March 30, 2001)#

10.19	Amendment No. 1 dated June 29, 2001 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed August 14, 2001)#

10.20	Amendment No. 2 dated October 30, 2002 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 filed with the SEC on November 14, 2002)#

10.21	Amendment No. 3 dated February 1, 2006 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2006)#

10.22	Amendment No. 4 dated October 7, 2009 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2009)#

10.23	Amendment No. 5 dated February 8, 2012 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February14, 2012)#

10.24	Employment Agreement dated December 1, 2010 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010)#

10.25	Amendment dated February 25, 2011 to Employment Agreement dated December 1, 2010 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, filed with the SEC on February 28, 2011)#

10.26	Employment Agreement dated October 7, 2009 between the Company and Robert Schmertz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2009)#

10.27	Employment Agreement dated January 31, 2011 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2011)#

10.28	Employment Agreement dated November 6, 2009 between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2009)#

10.29	Amendment No. 1 dated March 8, 2010 to Employment Agreement between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the SEC on March 12, 2010)#

10.30	The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to Exhibit 10.A to the Company’s Registration Statement on Form S-8 filed with the SEC on July 26, 2004)#

10.31	2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), approved and adopted on May 22, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2009)#

21.01	Subsidiaries of the Registrant†

23.01	Consent of EisnerAmper LLP†

24.01	Power of Attorney (included on signature page hereto)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*

101	The following materials from Steven Madden, Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

†	Filed herewith.
¤	This exhibit amends and restates the document included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2012 to address an inadvertent omission from the original document contained in Section 1(f); all other provisions remain unchanged.
#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(b) of this Annual Report on Form 10-K.
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	New York, New York February 28, 2012

STEVEN MADDEN, LTD.

By:	/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

By:	/s/ ARVIND DHARIA
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

Signature	Title	Date

/s/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	February 28, 2012
Edward R. Rosenfeld

/s/ ARVIND DHARIA	Chief Financial Officer and Chief Accounting Officer	February 28, 2012
Arvind Dharia

/s/ JOHN L. MADDEN	Director	February 28, 2012
John L. Madden

/s/ PETER MIGLIORINI	Director	February 28, 2012
Peter Migliorini

/s/ RICHARD P. RANDALL	Director	February 28, 2012
Richard P. Randall

/s/ RAVI SACHDEV	Director	February 28, 2012
Ravi Sachdev

/s/ THOMAS H. SCHWARTZ	Director	February 28, 2012
Thomas H. Schwartz

STEVEN MADDEN, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Steven Madden, Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the Company's December 31, 2011 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 did not include the internal controls of The Topline Corporation (“Topline”) and Cejon Inc., Cejon Accessories, Inc. and New East Designs, LLC (collectively “Cejon”) because they were acquired by the Company in purchase business combinations during 2011. Topline and Cejon in the aggregate constituted approximately 31% of total assets and approximately 18% and 13% of revenues and net income, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Topline and Cejon.

/s/ EisnerAmper LLP

New York, New York

February 28, 2012

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$102,830	$66,151
Accounts receivable – net of allowances of $5,894 and $2,458	91,407	18,742
Due from factor – net of allowances of $12,325 and $12,800	62,017	52,206
Inventories	59,644	39,557
Marketable securities – available for sale	5,659	13,289
Prepaid expenses and other current assets	13,832	10,444
Prepaid taxes	1,457	600
Deferred taxes	9,711	9,078
Total current assets	346,557	210,067

Notes receivable	7,401	7,024
Note receivable – related party	4,090	3,849
Property and equipment, net	31,587	20,791
Deferred taxes	2,428	7,844
Deposits and other	1,257	2,529
Marketable securities - available for sale	72,004	114,317
Goodwill – net	75,595	38,613
Intangibles – net	98,867	42,662
Total assets	$639,786	$447,696

LIABILITIES
Current liabilities:
Accounts payable	$69,747	$37,089
Accrued expenses	34,327	18,425
Contingent payment liability – current portion	14,133	—
Accrued incentive compensation	16,881	15,917
Total current liabilities	135,088	71,431

Contingent payment liability	23,788	12,372
Deferred rent	6,004	5,467
Other liabilities	148	1,128
Total liabilities	165,028	90,398

Commitments, contingencies and other – (notes L & O)

STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued
Common stock – $.0001 par value, 60,000 shares authorized, 51,408 and 50,423 shares issued, 43,005 and 42,020 shares outstanding at December 31, 2011 and 2010, respectively	5	4
Additional paid-in capital	186,325	165,773
Retained earnings	420,411	323,092
Other comprehensive income	678	972
Treasury stock – 8,403 and 8,403 shares at cost at December 31, 2011 and 2010, respectively	(132,543)	(132,543)
Total Steven Madden, Ltd. stockholders’ equity	474,876	357,298
Noncontrolling interests	(118)	—
Total stockholders’ equity	474,758	357,298

Total liabilities and stockholders’ equity	$639,786	$447,696

See notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)	Years Ended December 31,
	2011	2010	2009
Net sales	$968,549	$635,418	$503,550
Cost of sales	606,601	359,564	287,361

Gross profit	361,948	275,854	216,189

Commission and licensing fee income – net	18,715	22,629	19,928
Operating expenses	(226,893)	(176,859)	(157,149)

Income before other income (expenses) and provision for income taxes	153,770	121,624	78,968
Other income (expenses):
Interest income	4,885	4,208	2,096
Interest expense	(51)	(4)	(93)
Other income (expense) – net	188	29	(182)

Income before provision for income taxes	158,792	125,857	80,789
Provision for income taxes	61,591	50,132	30,682

Net income	97,201	75,725	50,107

Net loss attributable to noncontrolling interests	118	—	—

Net income attributable to Steven Madden, Ltd.	$97,319	$75,725	$50,107

Basic income per share	$2.30	$1.83	$1.23

Diluted income per share	$2.25	$1.78	$1.22

Basic weighted average shares of common stock outstanding	42,264	41,477	40,602

Effect of dilutive securities – options and restricted stock	975	966	626
Diluted weighted average shares of common stock outstanding	43,239	42,443	41,228

See notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings

Balance - December 31, 2008	40,004	3	137,362	197,257
Exercise of stock options	594	—	3,904	—
Tax benefit from exercise of options	—	—	497	—
Issuance of fully vested restricted stock	329	—	—	—
Stock-based compensation	—	—	5,940	—
Unrealized holding gain on marketable securities (net of taxes of $698)	—	—	—	—
Net income	—	—	—	50,107
Comprehensive income	—	—	—	—
Forfeiture of accrued dividends	—	—	—	1

Balance - December 31, 2009	40,927	3	147,703	247,365
Exercise of stock options	646	1	5,081	—
Tax benefit from stock based compensation	—	—	4,718	—
Issuance of fully vested restricted stock	447	—	—	—
Stock-based compensation	—	—	8,271	—
Unrealized holding gain on marketable securities (net of taxes of $198)	—	—	—	—
Net income	—	—	—	75,725
Comprehensive income	—	—	—	—
Forfeiture of accrued dividends	—	—	—	2
Common stock purchased for treasury	—	—	—	—

Balance - December 31, 2010	42,020	4	165,773	323,092
Exercise of stock options	439	1	4,994	—
Tax benefit from exercise of options	—	—	4,154	—
Issuance of restricted stock	546	—	—	—
Stock-based compensation	—	—	11,404	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding loss on marketable securities (net of taxes of $54)	—	—	—	—
Net income	—	—	—	97,319
Comprehensive income	—	—	—	—

Balance - December 31, 2011	43,005	$5	$186,325	$420,411

See notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(in thousands)

	Accumulated Other			Non-	Total	Comp-
	Comprehensive	Treasury Stock		controlling	Stockholders’	rehensive
	Gain (Loss)	Shares	Amount	interest	Equity	Income

Balance - December 31, 2008	(396)	8,262	(127,984)	—	206,242	—
Exercise of stock options	—	—	—	—	3,904	—
Tax benefit from exercise of options	—	—	—	—	497	—
Issuance of fully vested restricted stock	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,940	—
Unrealized holding gain on marketable securities (net of taxes of $698)	1,096	—	—	—	1,096	1,096
Net income	—	—	—	—	50,107	50,107
Comprehensive income	—	—	—	—	—	$51,203
Forfeiture of accrued dividends	—	—	—	—	1	—

Balance - December 31, 2009	700	8,262	(127,984)	—	267,787	—
Exercise of stock options	—	—	—	—	5,082	—
Tax benefit from exercise of options	—	—	—	—	4,718	—
Issuance of fully vested restricted stock	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,271	—
Unrealized holding gain on marketable securities (net of taxes of $198)	272	—	—	—	272	272
Net income	—	—	—	—	75,725	75,725
Comprehensive income	—	—	—	—	—	$75,997
Forfeiture of accrued dividends	—	—	—	—	2	—
Common stock purchased for treasury	—	141	(4,559)	—	(4,559)	—

Balance - December 31, 2010	972	8,403	(132,543)	—	357,298	—
Exercise of stock options	—	—	—	—	4,995	—
Tax benefit from exercise of options	—	—	—	—	4,154	—
Issuance of restricted stock	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,404	—
Foreign currency translation adjustment	(209)	—	—	—	(209)	(209)
Unrealized holding loss on marketable securities (net of taxes of $54)	(85)	—	—	—	(85)	(85)
Net income	—	—	—	$(118)	97,201	97,201
Comprehensive income	—	—	—	—	—	$96,907

Balance - December 31, 2011	$678	8,403	$(132,543)	$(118)	$474,758	—

See notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$97,201	$75,725	$50,107
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	11,404	8,271	5,940
Tax benefits from stock based compensation	(4,154)	(4,718)	(497)
Depreciation and amortization	11,060	9,999	9,560
Loss on disposal of fixed assets	726	543	1,153
Deferred taxes	1,452	(798)	(1,928)
Provision for doubtful accounts and chargebacks	2,961	1,576	2,381
Accrued interest on note receivable – related party	(241)	(281)	(198)
Deferred rent expense and other non-current liabilities	(357)	423	271
Loss (gain) on sale of marketable securities	(1,254)	(29)	182
Changes in:
Accounts receivable	(16,543)	(8,266)	(5,169)
Due from factor	(9,336)	(4,985)	(15,939)
Inventories	(9,210)	(8,804)	1,144
Prepaid expenses, prepaid taxes, deposits and other assets	(2,068)	(4,420)	1,691
Accounts payable and accrued expenses	(7,551)	19,572	10,561
Accrued incentive compensation	964	3,603	4,445
Other liabilities	(86)	(538)	638
Net cash provided by operating activities	74,968	86,873	64,342

Cash flows from investing activities:
Purchase of property and equipment	(15,477)	(3,424)	(3,399)
Purchases of marketable securities	(17,968)	(72,663)	(67,265)
Purchases of notes receivable	—	(7,004)	—
Payment on contingent liability	(4,151)	(1,628)	—
Maturity/sale of marketable securities	67,885	30,092	17,543
Refundable cash acquired from seller	12,004	—	—
Acquisitions*	(89,730)	(40,602)	(5,776)
Net cash (used in) provided by investing activities	(47,437)	(95,229)	(58,897)

Cash flows from financing activities:
Advances from factor - net	—	—	(30,168)
Proceeds from exercise of stock options	4,994	5,082	3,904
Tax benefits from stock based compensation	4,154	4,718	497
Common stock purchased for treasury	—	(4,559)	—
Net cash provided by (used in) financing activities	9,148	5,241	(25,767)

Net (decrease) increase in cash and cash equivalents	36,679	(3,115)	(20,322)
Cash and cash equivalents - beginning of year	66,151	69,266	89,588
Cash and cash equivalents – end of year	$102,830	$66,151	$69,266

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$51	$4	$93
Income taxes	$59,633	$42,651	$30,508
Non-cash transactions
Dividend accrual (forfeitures) related to restricted stock	$—	$(2)	$(1)

* The amount for 2009 includes $4,526 which was accrued at December 31, 2008.

See notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note A – Summary of Significant Accounting Policies

[1]	Organization:

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”), a Delaware corporation, design, source, market and sell name brand and private label women’s, men’s and children’s shoes, for sale worldwide through its wholesale and retail channels under the Steve Madden Women’s, Steven and Madden Men’s brand names and through its wholesale channels under the Stevies, Madden Girl, Madden, l.e.i. (under license), Elizabeth and James (under license), Report, Superga (under license), Betsey Johnson and Big Buddha brand names. In addition, the Company designs, sources, markets and sells name brand and private label fashion handbags and accessories to customers worldwide through its Wholesale Accessories segment. The Wholesale Accessories segment includes Big Buddha, Betsey Johnson, Betseyville, Cejon, Steve Madden and Steven by Steve Madden and, through license agreements, Daisy Fuentes and Olsenboye accessories brands. Revenue is generated predominantly through the sale of the Company’s brand name and private label merchandise and certain licensed products. At both December 31, 2011 and 2010, the Company operated 84 retail stores (including its e-commerce website as a store). Revenue is subject to seasonal fluctuations. See Note Q for operating segment information.

[2]	Principles of consolidation:

The Consolidated Financial Statements include the accounts of Steven Madden, Ltd. and its wholly owned subsidiaries Steven Madden Retail, Inc., Diva Acquisition Corp., Adesso Madden, Inc., Stevies, Inc., Daniel M. Friedman and Associates, Inc., Big Buddha, Inc., the Topline Corporation and Cejon, Inc. (collectively referred to as the “Company”). The accounts of Madlove LLC, a joint venture in which the Company is the primary beneficiary, is included in the Consolidated Financial Statements with the other members’ interests reflected in “Net loss attributable to noncotnrolling interests” in the Consolidated Statement of Income and “Noncontrolling interests” in the Consolidated Balance Sheets. All significant intercompany balances and transactions have been eliminated.

[3]	Stock split:

On May 5, 2011, the Company’s Board of Directors announced a three-for-two stock split of the Company’s outstanding shares of common stock, effected in the form of a stock dividend on the Company’s outstanding common stock. Stockholders of record at the close of business on May 20, 2011 received one additional share of the Company’s common stock for every two shares of common stock owned on this date. The additional shares were distributed on May 31, 2011. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives effect to this stock split, applied retroactively.

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

Significant areas involving management estimates include allowances for bad debts, returns and customer chargebacks and contingent payment liabilities. The Company provides reserves on trade accounts receivables and due from factor for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance related deductions that relate to the current period sales. The Company evaluates anticipated chargebacks and these other credits, by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by management to estimate the amount of the anticipated customer allowance.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)

[5]	Cash equivalents:

Cash equivalents at December 31, 2011 and 2010 amounted to approximately $57,652 and $32,145, respectively, and consisted of money market accounts held primarily at four brokerage companies. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

[6]	Marketable securities:

Marketable securities consist primarily of corporate and federal agency bonds with maturities greater than three months and up to eight years at the time of purchase. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses net of any tax effect reported in stockholders’ equity as accumulated other comprehensive income (loss) until realized. Amortization of premiums and discounts is included in interest income. For the years ended December 31, 2011 and 2010, the amortization of bond premiums was $1,119 and $1,148, respectively. The schedule of maturities at December 31, 2011 and 2010 are as follows:

	Maturities as of December 31, 2011		Maturities as of December 31, 2010
	1 Year or Less	1 to 8 Years	1 Year or Less	1 to 5 Years
Municipal bonds, U.S. Government and federal agency bonds	$—	$—	$—	$16,542
Corporate bonds	5,659	63,965	13,289	93,741
Certificates of deposit	—	8,039	—	4,034

	$5,659	$72,004	$13,289	$114,317

[7]	Inventories:

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.

[8]	Property and equipment:

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

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)

[9]	Goodwill and intangible assets:

The Company’s goodwill and indefinite lived intangible assets are not amortized, rather they are tested for impairment on an annual basis or more often if events or circumstances change that could cause these assets to become impaired. The Company completed its annual impairment tests on goodwill, which relates to the retail, accessories and Steven reporting units as well the Betsey Johnson trademark. No impairments were recognized.

[10]	Net income per share:

Basic income per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase treasury stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the years ended December 31, 2011, 2010 and 2009, options exercisable into approximately 182,000, 39,000 and 22,500 shares of common stock, respectively, have been excluded in the calculation of diluted income per share as the result would have been antidilutive. For the years ended December 31, 2011, 2010 and 2009, all unvested restricted stock awards were dilutive.

[11]	Comprehensive income:

Comprehensive income is the total of net earnings and all other non-owner changes in equity. Except for net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities, the Company does not have any transactions and other economic events that qualify as comprehensive income.

[12]	Advertising costs:

The Company expenses costs of print, radio and billboard advertisements as incurred. Advertising expense included in operating expenses amounted to approximately $7,312 in 2011, $5,597 in 2010 and $4,713 in 2009.

[13]	Revenue recognition:

The Company recognizes revenue on wholesale sales when products are shipped pursuant to its standard terms, which are freight on board (“FOB”) warehouse, or when products are delivered to the consolidators as per the terms of the customers’ purchase order, persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is reasonably assured. Sales reductions on wholesale sales for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of estimated returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company’s commission revenue includes fees charged for its design, product and development services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development cost fees are recognized as earned when title to the product transfers from the manufacturer to the customer and collections are reasonably assured and are reported on a net basis after deducting related operating expenses.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)

The Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women’s fashion apparel, jewelry and luggage. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission and a design fee on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.

[14]	Taxes collected from customers:

The Company accounts for certain taxes collected from its customers in accordance with the accounting guidance which permits companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or net basis (excluded from revenues). Taxes within the scope of this accounting guidance would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. The Company has consistently recorded all taxes on a net basis.

[15]	Sales deductions:

The Company supports retailers’ initiatives to maximize sales of the Company’s products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. In addition, the Company accepts returns for damaged products for which the Company’s costs are normally charged back to the responsible third-party factory. Such expenses are reflected in the financial statements as deductions to net sales.

[16]	Cost of sales:

All costs incurred to bring finished products to the Company’s distribution center or to the customers freight forwarder and, in the Retail segment, the costs to bring products to the Company’s stores, are included in the cost of sales line on the Consolidated Statements of Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale segments and freight to customers, if any, are included in the operating expenses line item of the Company’s Consolidated Statements of Income. The Company’s gross margins may not be comparable to those of other companies in the industry because some companies may include warehouse and distribution costs, as well as other costs excluded from cost of sales by the Company, as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

Note A – Summary of Significant Accounting Policies (continued)

[17]	Warehouse and shipping costs:

The Company includes all warehouse and distribution costs for the Wholesale segment in the Operating Expenses line on the Consolidated Statements of Income. For the years ended December 31, 2011, 2010 and 2009, the total warehouse and distribution costs included in Operating Expenses were $12,190, $10,409 and $8,488 respectively. Since the Company’s standard terms of sales are “FOB Steve Madden warehouse,” the Company’s wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the Operating Expense line in the Consolidated Statements of Income.

[18]	Exit or disposal activity costs:

The Company accounts for its exit and disposal costs by recording an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property. As of December 31, 2011, the Company accrued approximately $232 in lease exit costs associated with a store that was closed prior to the end of the term of the store lease.

[19]	Employee benefit plan:

The Company maintains a tax-qualified 401(k) plan which is available to each of the Company’s eligible employees who elect to participate after meeting certain length-of-service requirements. The Company made discretionary matching contributions of 50% of employees’ contributions up to a maximum of 6% of employees’ compensation which vest to the employees over a period of time. Total matching contributions to the plan for 2011, 2010 and 2009 were approximately $844, $675 and $601, respectively.

[20]	Fair value of financial instruments:

The carrying value of cash and cash equivalents, accounts receivable, due from factors and accounts payable approximate their fair values due to their short-term nature of their underlying terms. The fair values of marketable securities available for sale are determined by reference to market data and other valuation techniques, as appropriate. Fair value of the note receivable – related party approximates its carrying value based upon its interest rate, which approximates current market interest rates. As it relates to notes receivable, see Note F for fair value determination.

[21]	Recently Issued Accounting Standards:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). Under ASU No. 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option is selected, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

Note B – Acquisitions

Cejon

On May 25, 2011, the Company acquired all of the outstanding shares of capital stock of closely held Cejon, Inc. and Cejon Accessories, Inc. from the sole stockholder of these companies, as well as all of the outstanding membership interests in New East Designs, LLC (together with Cejon Inc. and Cejon Accessories, “Cejon”) from its members (together with the sole stockholder of Cejon, the “Cejon Sellers”). Founded in 1991, Cejon designs, markets and sells cold weather accessories, fashion scarves, wraps and other trend accessories primarily under the Cejon brand name, private labels and under the Steve Madden brand name. Cejon had been a licensee of the Company for cold weather and selected other fashion accessories since September 2006. Management expects the Cejon acquisition will further strengthen and expand the Company’s accessories platform. The acquisition was completed for consideration of approximately $29,108 cash plus potential contingent payments pursuant to an earn-out agreement with the Cejon Sellers. The earn-out agreement specifies two tiers of potential payments to the Cejon Sellers based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The tier one earn-out is based on a graduated percentage of EBITDA up to a maximum EBITDA of $11,000 in each of the earn-out periods, provided that the total aggregate payments under this tier do not exceed $25,000. The tier two earn-out is based on a multiple of the amount that EBITDA exceeds certain levels in each of the earn-out periods, provided that the total aggregate payments under this tier do not exceed $33,000. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period. As of December 31, 2011, the Company estimates the fair value of the contingent consideration to be $23,500.

The transaction was accounted for using the acquisition method required by generally accepted accounting principles (“GAAP”). Accordingly, the assets and liabilities of Cejon were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, which are subject to change. The purchase price has been preliminarily allocated as follows:

Accounts receivable	$3,608
Inventory	3,803
Prepaid expenses and other current assets	56
Fixed assets	292
Trade name	27,065
Customer relationships	3,225
Non-compete agreement	305
Other assets	23
Accounts payable	(1,318)
Accrued expenses	(2,041)
Total fair value excluding goodwill	35,018
Goodwill	17,590

Net assets acquired	$52,608

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

The Company incurred approximately $531 in acquisition related costs applicable to the Cejon transaction during the year ended December 31, 2011. These expenses are included in operating expenses in the Company’s Consolidated Statements of Income.

Topline

On May 20, 2011, the Company acquired all of the outstanding shares of capital stock of the closely held company, the Topline Corporation (“Topline”) from its sole stockholder (the “Topline Seller”). Founded in 1980, Topline and its subsidiaries design, manufacture, market and sell private label and branded women’s footwear primarily to department stores, specialty retailers and mass merchants. Topline has sourcing capabilities, sample making facilities and product development capabilities resident in China, including personnel and facilities engaged in direct sourcing. Management believes that Topline is an excellent strategic fit for the Company. The acquisition was completed for consideration of approximately $56,128 cash, plus potential contingent payments pursuant to an earn-out with the Topline Seller. The earn-out agreement provides for potential payments to the Topline Seller based on the financial performance of Topline for the twelve-month period ending on June 30, 2012. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period. As of December 31, 2011, the Company estimates the fair value of the contingent consideration to be $6,200.

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of Topline were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, which are subject to change. The purchase price, net of an estimated working capital adjustment due to the Company, has been preliminarily allocated as follows:

Accounts receivable	$55,950
Inventory	7,074
Prepaid expenses and other current assets	634
Fixed assets	4,074
Trade name	16,600
Customer relationships	7,900
Non-compete agreement	300
Other assets	108
Accounts payable	(40,475)
Accrued expenses	(7,664)
Income tax payable	(6,310)
Deferred tax liability	(3,198)
Total fair value excluding goodwill	34,993
Goodwill	19,392

Net assets acquired	$54,385

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

The Company incurred approximately $529 in acquisition related costs applicable to the Topline transaction during the year ended December 31, 2011. These expenses are included in operating expenses in the Company’s Consolidated Statements of Income.

The results of operations of Topline have been included in the Company’s Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.

Betsey Johnson intellectual property

On October 5, 2010, pursuant to a Restructuring Agreement between the Company and Betsey Johnson LLC (“Betsey Johnson”), the Company acquired all right, title and interest in substantially all of the intellectual property of Betsey Johnson, including, among other things, the Betsey Johnson® and Betseyville® trademarks, and certain intellectual property licenses and other contracts, including the right to receive royalties and other income with respect thereto (the “Betsey Johnson Assets”). In connection with the transaction, the Company also received a 10%, non-voting membership interest in Betsey Johnson. Management believes that the Betsey Johnson Assets offer meaningful growth opportunity for the Company. Prior to the acquisition, Betsey Johnson had licensed to the Company the right to use the Betsey Johnson® and Betseyville® trademarks in connection with the sale and marketing of handbags, small leather goods, belts and umbrellas. The acquisition of the Betsey Johnson Assets was the culmination of a series of transactions. First, in August 2010, the Company purchased from various members of a loan syndicate their respective participations in a term loan in the aggregate outstanding principal amount of $48,750 (the “Loan”) made by the syndicate lenders to Betsey Johnson. The Company paid the syndicate lenders an aggregate purchase price of approximately $29,217, including transaction costs, for their participations in the Loan. The Loan was secured by a first priority security interest in substantially all of the assets of Betsey Johnson and was in default on the date of purchase. On October 5, 2010, the Company entered into the Restructuring Agreement with Betsey Johnson, pursuant to which, in consideration of the elimination of all amounts owed with respect to the Loan, the Company acquired the Betsey Johnson Assets. The Company believes that Betsey Johnson® is a well known, iconic brand and, therefore, the trademark is an indefinite lived asset. As such, the $29,217 purchase price for the Betsey Johnson intellectual property will not be amortized, rather, it will be tested for impairment on an annual basis or more often if events or circumstances change that could cause the Betsey Johnson intellectual property to become impaired. The Company made a new secured term loan to Betsey Johnson on October 5, 2010 in the principal amount of $3,000, which accrues interest at the rate of 8% per annum and becomes due on December 31, 2015. As of December 31, 2011, $309 of interest has accrued on the note and has been reflected on the Company’s Consolidated Financial Statements. The new term loan is secured by a first priority security interest in substantially all of the remaining properties and assets of Betsey Johnson. For the year ended December 31, 2011, our membership interest in Betsey Johnson, LLC yielded a loss, net of taxes, of $653, which is included in the other income (expense) line in our Consolidated Statements of Income.

Big Buddha

On February 10, 2010, the Company acquired all of the outstanding shares of stock of privately held Big Buddha, Inc. (“Big Buddha”) from its sole stockholder (“Seller”). Founded in 2003, Big Buddha designs and markets fashion-forward handbags to specialty retailers and better department stores. Management believes that Big Buddha is a strategic fit for the Company. The acquisition was completed for consideration of $11,119 in cash, net of cash acquired, plus contingent payments pursuant to an earn-out agreement with the Seller. The earn-out agreement provides for potential payments to the Seller based on the financial performance of Big Buddha handbags for each of the twelve-month periods ending on March 31, 2011, 2012 and 2013. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period. The Company estimated the fair value of the contingent consideration to be $14,000. The earn-out payment for the twelve-month period ended March 31, 2011 was $3,603. As of December 31, 2011, the fair value of the contingent liability is estimated to be $8,221.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

The Company incurred approximately $430 in acquisition related costs applicable to the Big Buddha transaction during 2010. These expenses are included in operating expenses in the Company’s Consolidated Statements of Income.

The results of operations of Big Buddha have been included in the Company’s Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the Company’s consolidated results.

Note C – Due From Factor

The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days’ prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30 million credit facility with a $15 million sub-limit for letters of credit, at an interest rate based, at the Company’s election, upon either the prime rate or LIBOR. The Company also pays a fee of 0.275% of the gross invoice amount submitted to Rosenthal. Rosenthal assumes the credit risk on a substantial portion of the receivables the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations. On February 10, 2010, the agreement was amended to include foreign accounts receivable.

As of December 31, 2011 and 2010, the Company assumed the credit risk on approximately $357 and $339 of factored receivables, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

Note D – Notes Receivable

As of December 31, 2011 and 2010, Notes Receivable was comprised of the following:

	December 31,
	2011	2010
Due from Bakers Footwear Group, Inc.	$4,092	$4,024
Due from Betsey Johnson LLC (see Note B)	3,309	3,000
Total	$7,401	$7,024

On August 26, 2010, the Company entered into a Debenture and Stock Purchase Agreement with Bakers Footwear Group, Inc. (“Bakers”) pursuant to which the Company paid $5,000 to acquire a subordinated debenture in the principal amount of $5,000 and 1,844,860 unregistered shares of Bakers common stock which trades on the Over-the-Counter Bulletin Board. The Company allocated $996 of the purchase price to the common stock and $4,004 to the subordinated debenture based upon their relative fair values. Interest accrues on the debenture at the rate of 11% per annum and is payable quarterly in cash. The principal amount of the debenture is payable by Bakers in four equal installments of $1,250 due on August 31, 2017, 2018, 2019 and 2020. The difference between the $4,004 purchase price of the debenture and the $5,000 principal amount of the debenture is considered original issue discount and is being amortized over the life of the debenture. As of December 31, 2011 and 2010, the cumulative amount of the discount amortized was $88 and $20, bringing the carrying amount of the note to $4,092 and $4,024, respectively.

Note E – Note Receivable – related party

On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company common stock, which he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and extend the maturity date to June 30, 2015 at which time all principal and accrued interest would become due. On January 3, 2012, in connection with an amendment to Mr. Madden’s employment contract (see Note O2), the note was again amended and restated (the “Third Amended and Restated Note”) to extend the maturity date to December 31, 2023 and eliminate accrual of interest after December 31, 2011. In addition, the third Amended and Restated Note provides that, commencing on December 31, 2014 and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company provided that Mr. Madden continues to be employed by the Company on each such December 31. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan and has been reflected on the Company’s Consolidated Financial Statements. Due to the three-for-two stock split effected on May 3, 2010 the number of shares securing the loan increased from 510,000 shares to 765,000 shares. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest 555,000 shares of the Company’s common stock, retaining 210,000 shares with a total market value on that date of $6,798, as collateral for the loan. Subsequently, pursuant to the three-for-two stock split effected on May 31, 2011 (see Note A3 above), the number of shares securing the repayment of the loan has increased from 210,000 shares to 315,000 shares. On December 31, 2011, the total market value of these shares was $10,868.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note F – Fair Value Measurement

The accounting guidance under Accounting Standards Codification (“ASC”) “Fair Value Measurements and Disclosures” (“ASC 820-10”) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
●	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
●	Level 3: Significant unobservable inputs.

The Company’s financial assets subject to fair value measurements as of December 31, 2011 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$57,652	$57,652	$–	$—
Current marketable securities – available for sale	5,659	5,659	—	—
Investment in Bakers	996	—	996	—
Note receivable – Bakers	4,092	—	—	4,092
Note receivable – Betsey Johnson	3,309	—	—	3,309
Long-term marketable securities – available for sale	72,004	72,004	—	—

Total assets	$143,712	$135,315	$996	$7,401
Liabilities:
Contingent consideration – Big Buddha	$8,221	—	—	$8,221
Contingent consideration – Cejon	23,500	—	—	23,500
Contingent consideration – Topline	6,200	—	—	6,200

Total liabilities	$37,921	—	—	$37,921

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

The Company’s financial assets subject to fair value measurements as of December 31, 2010 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy
Assets:	Fair value	Level 1	Level 2	Level 3
Cash equivalents	$32,145	$32,145	$—	$—
Current marketable securities – available for sale	13,289	13,289	—	—
Investment in Bakers	996	—	996	—
Note receivable – Bakers	4,024	—	—	4,024
Note receivable – Betsey Johnson	3,000	—	—	3,000
Long-term marketable securities – available for sale	114,317	114,317	—	—

Total assets	$167,771	$159,751	$996	$7,024

Liabilities:
Contingent consideration	$12,372	—	—	$12,372

Total liabilities	$12,372	—	—	$12,372

Pursuant to the Debenture and Stock Purchase Agreement with Bakers (see Note D), the Company acquired 1,844,860 unregistered shares of Bakers common stock, which trades on the OTC Bulletin Board. These shares, which are thinly traded, were valued using the quoted price of similar registered shares of Bakers common stock adjusted for the effect of the transfer restriction, considering factors such as the nature and duration of the transfer restriction, the volatility of the stock and the risk free interest rate. The shares are included in deposits and other assets on the Company’s Consolidated Balance Sheets. For the note receivable due from Bakers (see Note D), which was purchased at a substantial discount, the carrying value was determined to be the fair value. For the note receivable due from Betsey Johnson (see Note D), the carrying value was determined to be the fair value.

The Company has recorded a liability for potential contingent consideration in connection with the May 25, 2011 acquisition of Cejon (see Note B). Pursuant to the terms of an earn-out agreement between the Company and the sellers of Cejon, earn-out payments may be due annually to the sellers of Cejon based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period. There have been no significant changes in estimates since the date of the acquisition.

The Company has recorded a liability for potential contingent consideration in connection with the May 20, 2011 acquisition of Topline (see Note B). Pursuant to the terms of the acquisition agreement, an earn-out payment may be due to the seller of Topline based on the financial performance of Topline for the twelve-month period ending on June 30, 2012. The fair value of the contingent payment was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period. There have been no significant changes in estimates since the date of the acquisition.

The Company has recorded a liability for potential contingent consideration in connection with the February 10, 2010 acquisition of Big Buddha (see Note B). Pursuant to the terms of an earn-out agreement between the Company and the seller of Big Buddha,, earn-out payments may be due annually to the seller of Big Buddha based on the financial performance of Big Buddha for each of the twelve-month periods ending on March 31, 2012 and 2013. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period. The contingent payment for the twelve-month period ended March 31, 2011 was $3,603.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note G – Property and Equipment

The major classes of assets and total accumulated depreciation and amortization are as follows:

	December 31,
	2011	2010
Land and building	$767	$767
Leasehold improvements	40,147	37,066
Machinery and equipment	5,833	3,692
Furniture and fixtures	5,893	4,317
Computer equipment	26,191	16,497

	78,831	62,339
Less accumulated depreciation and amortization	(47,244)	(41,548)

Property and equipment - net	$31,587	$20,791

Depreciation and amortization expense included in operating expenses amounted to approximately $6,732 in 2011, $5,824 in 2010 and $6,628 in 2009.

Note H – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment for the year ended December 31, 2011:

				Net
	Wholesale			Carrying
	Footwear	Accessories	Retail	Amount
Balance at January 1, 2011	$1,547	$31,565	$5,501	$38,613
Acquisition of Cejon	—	17,590	—	17,590
Acquisition of Topline	19,392	—	—	19,392

Balance at December 31, 2011	$20,939	$49,155	$5,501	$75,595

The following table details identifiable intangible assets as of December 31, 2011:

	Estimated Lives	Cost Basis	Accumulated Amortization	Net Carrying Amount
Trade names	6–10 years	$8,590	$1,180	$7,410
Customer relationships	10 years	22,834	4,999	17,835
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	1,985	1,205	780
Other	3 years	14	14	—

		39,023	12,998	26,025

Trademarks	indefinite	72,842	—	72,842

		$111,865	$12,998	$98,867

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note H – Goodwill and Intangible Assets (continued)

The amortization of intangible assets amounted to $3,191 and is included in operating expenses on the Company’s Consolidated Statements of Income. The estimated future amortization expense of intangibles as of December 31, 2011 is as follows:

2012	$3,393
2013	3,393
2014	3,326
2015	3,142
2016	2,837
Thereafter	9,933

Total	$26,024

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

Common Stock authorized	9,144,000

Stock based awards, including restricted stock and stock options granted, net of expired or cancelled	6,449,000

Common Stock available for grant of stock based awards as of December 31, 2011	2,695,000

In accordance with accounting guidance relating to stock-based compensation, the Company records compensation for all awards based on the fair value of options and restricted stock on the date of grant. Equity-based compensation is included in operating expenses on the Company’s Consolidated Statements of Income. For the years ended December 31, 2011, 2010 and 2009, total equity-based compensation was as follows:

	Years Ended December 31,
	2011	2010	2009
Stock options	$5,787	$3,724	$1,560
Restricted stock	5,617	4,547	4,380

Total	$11,404	$8,271	$5,940

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note I – Stock-Based Compensation (continued)

The Company classifies cash flows resulting from the tax benefits from tax deductions in excess of the compensation costs recognized for those options (tax benefits) as financing cash flows. For the years ended December 31, 2011, 2010 and 2009, the Company realized a tax benefit from the exercise of stock options of $4,154, $4,718 and $497, respectively.

Stock Options

The total intrinsic value of options exercised during 2011, 2010 and 2009 amounted to $10,768, $11,684 and $5,300 respectively. During the years ended December 31, 2011, 2010 and 2009, 860,000 options with a weighted average exercise price of $15.92, 587,000 options with a weighted average exercise price of $11.20 and 214,000 options with a weighted average exercise price of $8.69 vested, respectively. As of December 31, 2011, there were 1,839,000 unvested options with a total unrecognized compensation cost of $9,309 that is expected to be recognized over a weighted-average of 2.4 years.

The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of a special dividend paid in November of 2005 and in November of 2006, the Company historically has not paid dividends and thus the expected dividend rate is assumed to be zero. The weighted average fair value of options granted in 2011, 2010 and 2009 was approximately $10.97, $8.53 and $4.19, respectively, using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010	2009
Volatility	43% to 49%	47% to 52%	49% to 52%
Risk free interest rate	0.61% to 1.78%	0.84% to 2.16%	1.39% to 2.09%
Expected life in years	2 to 4	3 to 4	3 to 4
Dividend yield	0	0	0

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note I – Stock-Based Compensation (continued)

Activity relating to stock options granted under the Company’s plans and outside the plans during the three years ended December 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,737,000	$7.19
Granted	1,320,000	10.42
Exercised	(594,000)	6.44
Cancelled/Forfeited	(40,000)	7.73

Outstanding at December 31, 2009	2,423,000	9.12
Granted	971,000	22.49
Exercised	(647,000)	8.00
Cancelled/Forfeited	(44,000)	16.03

Outstanding at December 31, 2010	2,703,000	14.08
Granted	618,000	29.93
Exercised	(439,000)	11.39
Cancelled/Forfeited	(179,000)	19.42

Outstanding at December 31, 2011	2,703,000	$17.79	4.6 years	$ 45,397

Exercisable at December 31, 2011	863,000	$15.36	4.0 years	$ 16,613

The following table summarizes information about stock options at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.25 to $11.85	1,050,000	3.8	$8.27	436,000	$8.11
$11.86 to $18.45	442,000	4.6	15.54	152,000	15.32
$18.46 to $25.05	529,000	4.9	23.27	184,000	23.24
$25.06 to $31.65	500,000	6.0	27.43	17,000	26.95
$31.66 to $38.25	182,000	4.6	35.81	75,000	35.62
	2,703,000	4.6	$17.79	863,000	$15.36

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note I – Stock-Based Compensation (continued)

Restricted Stock

The following table summarizes restricted stock activity during the three years ended December 31, 2011:

	Number of Shares	Weighted Average Fair Value at Grant Date

Outstanding at January 1, 2009	806,000	$13.13
Granted	201,000	15.61
Vested	(329,000)	11.49
Forfeited	(7,000)	16.26

Outstanding at December 31, 2009	671,000	13.98
Granted	254,000	23.39
Vested	(348,000)	13.01
Forfeited	(15,000)	18.99

Outstanding at December 31, 2010	562,000	17.20
Granted	383,000	31.65
Vested	(239,000)	15.56
Forfeited	(35,000)	28.44

Outstanding at December 31, 2011	671,000	$25.44

As of December 31, 2011, there was $13,335 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted-average of 2.9 years.

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment of Mr. Madden’s existing employment agreement, pursuant to which, on February 8, 2012, Mr. Madden was granted 975,371 restricted shares of the Company’s common stock, which will vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31st through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date.

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. The fair value of the restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $3,718, $4,537 and $4,223, respectively.

Note J – Preferred Stock

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note K – Rights Agreement

On October 30, 2001, the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock. Prior to a three-for-two stock split of the Company’s outstanding shares of common stock on May 31, 2011, (see Note A-3), each Right entitled the holder to purchase from the Company four ten-thousandths (4/10,000) of a share of Series A Preferred at a price of $33.33 per four ten-thousandth (4/10,000) of a share. As a consequence of the aforementioned stock split, an automatic adjustment of each Right occurred pursuant to a Rights Agreement dated November 14, 2001 between the Company and American Stock Transfer and Trust Company (the “Rights Agreement”), following which each holder of a Right was then entitled to purchase from the Company three ten-thousandths (3/10,000) of a share of Series A Preferred at a price of $22.22 per three ten-thousandth (3/10,000) of a share. Initially, the Rights would not be exercisable and would automatically trade with the common stock. The Rights would become exercisable, in general, ten days following the announcement of a person or group acquiring beneficial ownership of at least 15% of the outstanding voting stock of the Company. Pursuant to the Rights Agreement, the Rights expired on November 14, 2011.

Note L – Operating Leases

The Company leases office, showroom and retail facilities under noncancelable operating leases with terms expiring at various times through 2023. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

2012	$22,481
2013	21,107
2014	20,034
2015	18,846
2016	17,958
Thereafter	50,767

Total	$151,193

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes.

Rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $25,328, $21,485 and $21,087, respectively. Included in such amounts are contingent rents of $142, $3 and $23 in 2011, 2010 and 2009, respectively. For the years ended December 31, 2011 and 2010, the Company did not record any lease exit costs, however, for the year ended December 31, 2009 the Company recorded approximately $1,541 in lease exit costs associated with a lease that was terminated prior to the end of its stated term.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note M – Income Taxes

The components of income before income taxes are as follows:

	2011	2010	2009

Domestic	$117,497	$88,308	$54,666
Foreign	41,295	37,549	26,123

	$158,792	$125,857	$80,789

The income tax provision (benefit) consists of the following:

	2011	2010	2009
Current:
Federal	$43,953	$36,482	$23,896
State and local	8,560	8,253	4,403
Foreign	6,814	6,195	4,310
	59,327	50,930	32,609
Deferred:
Federal	1,588	(651)	(1,748)
State and local	676	(147)	(179)
	2,264	(798)	(1,927)

	$61,591	$50,132	$30,682

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

	December 31,
	2011	2010	2009

Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes - net of federal income tax benefit	3.9	3.9	2.9
Nondeductible items	0.3	0.2	0.2
Valuation allowance (reversal)	(0.4)	0.5	—
Other	—	0.2	(0.1)

Effective rate	38.8%	39.8%	38.0%

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

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note M – Income Taxes (continued)

In accordance with accounting guidance, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as income tax expense on the Consolidated Statements of Income. The Company determines the amount of interest expense to be recognized by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken on a tax return. The Company’s tax years 2008 through 2011 remain open to examination for most taxing authorities. The Company has no unrecognized tax benefits recorded as of the year ended December 31, 2011. Although it is difficult to predict what would occur to change the Company’s unrecognized tax benefits over the next twelve months, the Company believes that there should be no change during the next twelve months.

As of December 31, 2011, the Company has realized investment losses of $1,254 available to offset future investment gains and thus reduce future taxable income. A deferred tax asset has been established for recognized capital losses on securities which can only be offset to the extent of capital gains. These losses have a five year carryforward. Due to uncertainty in the marketplace and, with the exception of 2011, due to the Company’s recent history of recording little or no capital gains, the Company has recorded a valuation allowance for the entire balance of the investment losses reflecting management’s belief that it is more likely than not that the Company will not generate a sufficient amount of capital gains to offset previously recognized capital losses prior to the five year expiration period of these losses.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Current deferred tax assets:
Receivable allowances	$7,246	$6,068
Inventory	1,975	1,341
Unrealized (gain) loss	(6)	(60)
Accrued expenses	496	1,729
Other	595	1,094

Gross current deferred tax asset	10,306	10,172
Valuation allowance	(595)	(1,094)

	9,711	9,078
Non-current deferred tax assets (liabilities):
Depreciation and amortization	(1,889)	5,161
Deferred compensation	4,902	2,583
Deferred rent	2,388	2,174
Amortization of goodwill	(2,504)	(2,142)
Other	(469)	68

	2,428	7,844

Deferred tax assets	$12,139	$16,922

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note N – Consolidated Variable Interest entity

On April 15, 2011, the Company formed a joint venture with two individuals through a limited liability company, Madlove, LLC (“Madlove”), as to which the Company is the primary beneficiary. Madlove designs and markets women’s footwear under the Madlove label. As the primary beneficiary of Madlove, the assets, liabilities and results of operations of Madlove are included in the Company’s Consolidated Financial Statements. The other members’ interests are reflected in “Net loss attributable to noncontrolling interests” in the Consolidated Statements of Income and “Noncontrolling interests” in the Consolidated Balance Sheets. The following table summarizes the carrying amount of Madlove’s assets and liabilities included in the Company’s Consolidated Balance Sheets at December 31, 2011:

Accounts receivable – net	$293
Inventory	140
Fixed assets – net	40
Current assets	473

Due to Steven Madden, Ltd.	28
Other current liabilities	69
Current liabilities	$97

Note O – Commitments, Contingencies and Other

[1]	Legal proceedings:

	(a)	On February 2, 2012, two individuals purporting to be stockholders of the Company commenced a civil action in the Supreme Court of New York, Queens County, Mark Ioffe, Derivatively on Behalf of nominal defendant, Steven Madden Ltd. v. Steven Madden, et. al, No. 700188-2012 (the “Ioffe Action”) and Catherine L. Phillips, Derivatively on Behalf of Nominal Defendant and Steven Madden, Ltd. v. Steven Madden, et. al, No. 700189-2012 (together with the Ioffe Action, the “Actions”). The Actions assert derivative claims challenging the decision of the Company’s Board of Directors in January 2012 to amend Steven Madden’s employment agreement dated July 15, 2005, and amended as of December 14, 2009 (the “Madden Employment Agreement”) and to amend the promissory note (the “Promissory Note”) setting forth Mr. Madden's obligations in respect of a loan made by the Company to Mr. Madden in 2007 and amended in 2009. The Actions assert that the Board violated its duties of loyalty and good faith by approving the amendments to the Madden Employment Agreement and the Promissory Note and that the changes set forth in the amendments constitute a waste of corporate assets. The Actions also assert claims of unjust enrichment against Mr. Madden. The Actions seek, on behalf of the Company, disgorgement of any compensation that Mr. Madden has received as a result of the amended Madden Employment Agreement, an award of damages to the Company, and a declaration that the amendments of the Madden Employment Agreement and the Promissory Note are void. The Company intends to seek dismissal of the Actions based on, among other things, the plaintiffs’ failure to make a demand that the Company’s Board of Directors investigate their claims.

	(b)	On June 24, 2009, a class action lawsuit, Shahrzad Tahvilian, et al. v. Steve Madden Retail, Inc. and Steve Madden, Ltd., Case No. BC 414217, was filed in the Superior Court of California, Los Angeles County, against the Company and its wholly-owned subsidiary alleging violations of California labor laws. The parties submitted the dispute to private mediation and, on August 31, 2010, reached a settlement on all claims. Based on the proposed settlement, the Company increased its reserve for this claim from $1,000 to $2,750 in the third quarter of 2010. In June 2011, the court approved the final settlement for $1,968. The payment of the final settlement did not have a material effect on the Company’s financial position.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note O – Commitments, Contingencies and Other (continued)

(c)	On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. Subsequently, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit. In September of 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1,400. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3,045, and accordingly, a reserve for this amount was recorded as of December 31, 2009. The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, of Regulations and Rulings, under internal advice procedures. On September 20, 2010, the Company was advised by legal counsel that U.S. Customs had issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and one of its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable. With respect to the second buying agent, U.S. Customs also ruled that beginning in February of 2002, commissions paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable. However, U.S. Customs found that the Company’s pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer’s agent relationship between the Company and the agent and that commissions paid to the second agent under such buying agreements, in fact, were dutiable. On the basis of the U.S. Customs ruling the Company reevaluated the liability in the case and believes that it is not likely to exceed $1,248 and the reserve was reduced from $3,045 to such amount as of September 30, 2010.

On November 21, 2011, U.S. Customs issued a pre-penalty notice to the Company in which it alleges that gross negligence by the Company resulted in an underpayment of duties with respect to certain pre-2002 buying agreements and claims that the Company owes $342 as an additional duty and $1,367 in monetary penalties. In its February 16, 2012 response to the pre-penalty notice, the Company submitted that it owes no additional duty and, further, did not through negligence or gross negligence fail to pay any duty or engage in conduct amounting to either gross negligence or negligence. The Company requested that U.S. Customs withdraw its proposal to issue a notice of penalty and take no further adverse action against the Company. In the event that U.S. Customs is not inclined to withdraw the pre-penalty notice after review of the Company’s response, the Company has requested the opportunity to make an oral presentation to U.S. Customs prior to the issuance of a notice of penalty. In the event that U.S. Customs decides to issue a notice of penalty, the Company intends to file a petition for relief requesting a reduction of the level of culpability and mitigation of the penalty amount assessed. The maximum total amount of damages related to this matter is approximately $1,700 for which the Company has accrued $1,248.

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

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden’s existing employment agreement with the Company (the “Amended Madden Agreement”). The Amended Madden Agreement, which extends the term of Mr. Madden’s employment through December 31, 2023, provides for an annual base salary of approximately $5,417 in 2012, approximately $7,417 in 2013, approximately $9,667 in 2014, approximately $11,917 in 2015 and approximately $10,698 in 2016 and in each year thereafter through the end of the term of employment. Effective in 2012, the Amended Madden Agreement eliminates the annual cash bonuses payable to Mr. Madden based on EBITDA and the annual cash bonus in relation to new business contained in Mr. Madden’s previously existing employment agreement and provides that all future cash bonuses will be at the sole discretion of the Company’s Board of Directors. Further, the Amended Madden Agreement eliminates the annual non-accountable expense allowance of up to $200 provided to Mr. Madden under the previously existing employment agreement. Pursuant to Amended Madden Agreement, on February 8, 2012, Mr. Madden was granted 975,371 restricted shares of the Company’s common stock valued at approximately $40,000, which will vest in equal annual installments over seven years commencing on December 31, 2017 through December 31, 2023, subject to Mr. Madden’s continued employment with the Company on each such vesting date. Further, the Amended Madden Agreement provides that Mr. Madden has the right, exercisable on certain specified dates in fiscal year 2012 only, to elect to further amend his employment agreement to receive an additional restricted stock award for a number of shares of the Company’s common stock valued at $40,000 in consideration of a reduction in his annual base salary in years subsequent to 2012 as follows: approximately $4,000 in 2013, approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 in 2016 and in each year thereafter through the end of the term of employment. In addition to the opportunity for discretionary cash bonuses, the Amended Madden Agreement entitles Mr. Madden to an annual life insurance premium reimbursement of up to $200, as well as an annual stock option grant and the potential for an additional one-time stock option grant based upon achievement of certain financial performance criteria. The Amended Madden Agreement also provides for the elimination of interest accrued after December 31, 2011 on an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden, the extension of the maturity date of such loan until December 31, 2023, and the forgiveness of 1/10th of the principal amount of the loan, together with accrued interest, annually over a ten-year period commencing on December 31, 2014 for so long as Mr. Madden continues to be employed by the Company on each such December 31st.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note O – Commitments, Contingencies and Other (continued)

On February 8, 2012, the Company and its Chief Financial Officer, Arvind Dharia, entered into an amendment of Mr. Dharia’s existing employment agreement. The amendment, among other things, extends the term of Mr. Dharia’s employment agreement, which was set to expire at the end of 2011, until December 31, 2014 and increases his annual base salary to $555 effective January 1, 2012 through the remainder of the term. Pursuant to the amendment, on February 8, 2012, Mr. Dharia received a restricted stock award for 10,000 restricted shares of the Company’s common stock, which will vest in substantially equal annual installments over a three-year period commencing on February 8, 2013 through February 8, 2015. The agreement, as amended, provides for an annual bonus to Mr. Dharia at the discretion of the Board of Directors.

Effective January 1, 2011, the Company entered into an employment agreement with Amelia Newton Varela, the Company’s Executive Vice President of Wholesale, to replace an existing employment agreement that expired at the end of 2010. The agreement provides for an annual salary of $450 through December 31, 2013 and provides the opportunity for annual cash incentive bonuses. In addition, on February 1, 2011, Ms. Varela received an option to purchase 100,000 shares of common stock at the market value on the date of grant, which will vest in equal annual installments over a four-year period commencing on the first anniversary of the grant date.

Effective January 1, 2011, the Company entered into a new employment agreement with Awadhesh Sinha, the Company’s Chief Operating Officer, to replace an existing employment agreement that expired at the end of 2010. The agreement provides for an annual salary of $575 through December 31, 2013. In addition, on December 1, 2010, Mr. Sinha received a grant of 35,000 shares of restricted common stock which will vest in equal annual installments over a three-year period commencing on the first anniversary of the grant date. Additional compensation and bonuses, if any, are at the discretion of the Board of Directors.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note O – Commitments, Contingencies and Other (continued)

The Company has employment agreements with certain other employees which expire between June 30, 2012 and December 31, 2016. Some of these agreements provide for cash bonuses at the discretion of the Board of Directors, and some provide for cash bonuses based primarily upon a percentage of year-to-year increases in earnings before interest, taxes, depreciation and amortization and option grants. Base salary commitments for these executives are as follows:

2012	$5,065
2013	3,123
2014	993
2015	500
2016	250
$9,931

In connection with their employment agreements, four executives received an aggregate of 56,250 shares, 70,500 shares and 112,500 shares of restricted common stock from the Company in 2011, 2010 and 2009, respectively. In addition, three executives received several grants of restricted stock prior to 2009 that vested in 2009 through 2011. The restricted shares vest equally each year over a period of between four to five years and, accordingly, the Company has recorded a charge to operations in the amount of $2,281, $1,581 and $1,675 for the years ended December 31, 2011, 2010 and 2009, respectively.

[3]	Letters of credit:

At December 31, 2011, the Company had open letters of credit for the purchase of imported merchandise of approximately $3,041.

[4]	License agreements:

On February 9, 2011, the Company entered into a license agreement with Basic Properties America Inc. and BasicNet S.p.A, under which the Company has the right to use the Superga® trademark in connection with the sale and marketing of women’s footwear. The agreement requires the Company to pay the licensor a royalty equal to a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2013, with one four-year renewal period, at the Company’s option, if certain provisions are met.

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

In September 2009, the Company entered into a license agreement with Dualstar Entertainment Group, LLC, under which the Company has the right to use the Olsenboye® trademark in connection with the marketing and sale of footwear and accessories. The agreement requires the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The initial term of this agreement, which was to expire on December 31, 2011, was renewed for an additional two-year term and will now expire on December 31, 2013.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note O – Commitments, Contingencies and Other (continued)

On July 1, 2008, the Company entered into a license agreement with Jones Investment Co. Inc., under which the Company has the right to use the l.e.i.® trademark in connection with the sale and marketing of women’s footwear exclusively to Wal-Mart. The agreement requires the Company to pay the licensor a royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The initial term of this agreement, which was to expire on December 31, 2011, was renewed for an additional three-year term, which will expire on December 31, 2014.

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

Royalty expenses are included in the “cost of goods sold” section of the Company’s Consolidated Statements of Income. Aggregate minimum future royalties excluding renewal options, under these agreements are as follows:

Year Ending December 31,
2012	$1,043
2013	650
$1,693

[5]	Related Party Transactions:

In January 2004, the Company entered into an agreement with JLM Consultants, a company wholly owned by John Madden, one of the Company’s directors and the brother of Steven Madden, the Company’s founder and Creative and Design Chief. Under this agreement, Mr. Madden provides consulting services with respect to the development of international sales of the Company. Pursuant to this agreement, JLM Consultants received a fee and expenses of $1,552, $1,006 and $760 in 2011, 2010 and 2009, respectively, in addition to fees that Mr. Madden received for service to the Company as a director.

[6]	Concentrations:

The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company’s marketable securities are principally held at four brokerage companies.

During the year ended December 31, 2011, the Company did not purchase more that 10% of its merchandise from any single supplier. Total product purchases from China for the year ended December 31, 2011 was approximately 90%.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note O – Commitments, Contingencies and Other (continued)

For the year ended December 31, 2011, the Company did not have any customers who account for more than 10% of total net sales or 10% of total accounts receivable.

Sales to one customer accounted for 10% of total net sales for the year ended December 31, 2010. Three other customers represented 12%, 12% and 11% of accounts receivable at December 31, 2010.

Sales to one customer accounted for 11% of total net sales for the year ended December 31, 2009. Three other customers represented 14%, 13% and 10% of accounts receivable at December 31, 2009.

Sales to such customers are included in the Wholesale segment (see Note Q). Purchases are made primarily in United States dollars.

[7]	Valuation and qualifying accounts:

The following is a summary of the allowance for chargebacks and doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount Due from Factor for the years ended December 31:

	2011	2010	2009
Balance at beginning of year	$15,258	$13,682	$11,301
Charged to reserve	—	—	—
Increase in reserve	2,961	1,576	2,381

Balance at end of year	$18,219	$15,258	$13,682

The following is a summary of goodwill and the related accumulated amortization for the years ended December 31:

	2011	2010	2009
Cost basis
Balance at beginning of year	$39,211	$24,911	$24,172
Acquisitions and purchase price adjustments	36,982	14,300	739
Write-off of impaired assets	—	—	—
Balance at end of year	76,193	39,211	24,911

Accumulated amortization
Balance at beginning of year	598	598	598
Write-off of impaired assets	—	—	—
Balance at end of year	598	598	598

Goodwill	$75,595	$38,613	$24,313

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note P – Subsequent Events

On February 21, 2012, the Company consummated the previously reported proposed purchase of all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, the “Canadian Sellers”), the Company’s sole distributor in Canada since 1994, comprising the Canadian Sellers’ footwear, handbags and accessories wholesale and retail businesses. The transaction was effected pursuant to an Asset Purchase Agreement entered into on January 20, 2012 which provided for a cash payment at closing of approximately $29,000 (Canadian dollars, which converts to approximately the same in US dollars) plus potential earn-out payments of up to a maximum of $38,000 (Canadian dollars, which converts to approximately the same in US dollars), in the aggregate, based on achievement of certain earnings targets over a five-year period.

Note Q – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers and specialty stores worldwide, derives revenue from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue from sales to department, mid-tier and specialty stores worldwide. The Retail segment, through the operation of Company owned retail stores and the Company’s website, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women’s fashion apparel, jewelry and luggage. In addition, this segment licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before other income (expense) and the provision for income taxes. The following is information for the Company’s reportable segments:

Year ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
December 31, 2011:
Net sales to external customers	$636,809	$176,824	$813,633	$154,916			$968,549
Gross profit	205,379	61,474	266,853	95,095			361,948
Commissions and licensing fees - net	—	—	—	—	$9,795	$8,920	18,715
Income from operations	86,676	28,009	114,685	20,370	9,795	8,920	153,770
Depreciation and amortization			6,604	4,378	78	—	11,060
Segment assets	$383,170	$132,648	515,818	76,630	47,338	—	639,786
Capital expenditures			$10,314	$5,163	$—	$—	$15,477

December 31, 2010:
Net sales to external customers	$402,567	$98,548	$501,115	$134,303			$635,418
Gross profit	156,603	37,926	194,529	81,325			275,854
Commissions and licensing fees - net	—	—	—	—	$17,258	$5,371	22,629
Income from operations	75,543	14,323	89,866	9,129	17,258	5,371	121,624
Depreciation and amortization			5,164	4,631	204	—	9,999
Segment assets	$268,544	$71,856	340,400	65,835	41,461	—	447,696
Capital expenditures			$1,020	$2,404	$—	$—	$3,424

December 31, 2009:
Net sales to external customers	$309,439	$70,406	$379,845	$123,705			$503,550
Gross profit	123,172	23,741	146,913	69,276			216,189
Commissions and licensing fees - net	—	—	—	—	$16,803	$3,125	19,928
Income (loss) from operations	51,360	9,199	60,559	(1,519)	16,803	3,125	78,968
Depreciation and amortization			4,166	5,197	197	—	9,560
Segment assets	$225,533	$42,372	267,905	51,774	7,180	—	326,859
Capital expenditures			$1,249	$2,150	$—	$—	$3,399

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

Revenues by geographic area for the years ended December 31 are as follows:

	2011	2010	2009

Domestic	$915,286	$600,637	$481,495
International	53,263	34,781	22,055

Total	$968,549	$635,418	$503,550

Note R – Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010:

	March 31,	June 30,	September 30,	December 31,
2011:
Net sales	$165,755	$209,152	$313,887	$279,755
Cost of sales	96,623	125,057	204,434	180,487
Gross profit	69,132	84,095	109,453	99,268
Commissions, royalty and licensing fee income - net	4,567	4,432	5,649	4,067
Net income attributable to Steven Madden, Ltd.	$17,852	$23,784	$31,911	$23,772
Net income per share:
Basic	0.43	0.56	0.75	0.56
Diluted	0.42	0.55	0.74	0.55

2010:
Net sales	$131,608	$158,664	$184,118	$161,028
Cost of sales	71,671	89,815	106,610	91,468
Gross profit	59,937	68,849	77,508	69,560
Commissions, royalty and licensing fee income - net	6,184	5,229	6,587	4,629
Net income attributable to Steven Madden, Ltd.	$15,385	$19,799	$22,916	$17,625
Net income per share:
Basic	0.37	0.48	0.55	0.42
Diluted	0.36	0.47	0.54	0.41

Exhibits.

2.01	Stock Purchase Agreement dated February 10, 2010 between the Company and Jeremy Bassan (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

2.02	Restructuring Agreement dated October 5, 2010 among the Company, BJ Acquisition LLC, BJ Agent LLC, Betsey Johnson LLC, Betsey Johnson (UK) Limited, Betsey Johnson Canada Ltd., BJ Vines, Inc., Betsey Johnson, Chantal Bacon, Castanea Family Investments, LLC, Castanea Family Holdings, LLC and Castanea Partners Fund III, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010)

2.03	Stock Purchase Agreement dated May 20, 2011 among the Company, The Topline Corporation and William F. Snowden (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2011)

2.04	Stock Purchase Agreement dated May 25, 2011 among the Company, David Seerherman, Cejon, Inc., and Kenneth Rogala (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2011)

2.05	Asset Purchase Agreement, dated as of January 20, 2012, among Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc., Gelati Imports Inc., the Company, SML Canada Acquisition Corp., 6798039 Canada Inc., 6798012 Canada Inc., 3574563 Canada Inc. and Thomas Alberga (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2012)

3.01	Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 1998)

3.02	Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2008)

4.01	Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2/A filed with the SEC on September 29, 1993)

10.01	Third Amended and Restated Secured Promissory Note dated as of June 25, 2007 of Steven H. Madden to the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2012)

10.02	Consulting Agreement effective August 1, 2004 among the Company, John Madden and J.L.M. Consultants Inc., as amended by Amendment No. 1 dated March 10, 2005 and Amendment No. 2 dated April 14, 2005 (incorporated by reference to Exhibits 10.9, 10.10 and 10.11 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005 filed with the SEC on March 14, 2006)

10.03	Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

10.04	Amendment to Collection Agency Agreement dated February 16, 2010 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the SEC on March 12, 2010)

10.05	Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.06	Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.07	Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.08	Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.09	Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.10	Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.11	Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.12	Earn-Out Agreement dated February 10, 2010 among the Company, Jeremy Bassan and Big Buddha, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2010)

10.13	Purchase and Sale Agreement for Distressed Trades dated August 26, 2010 between BJ Acquisition LLC and Paradox Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

10.14	Earn-Out Agreement dated May 25, 2011 among Steven Madden, Ltd., David Seerherman, Cejon, Inc., Cejon Accessories, Inc., New East Designs, LLC and Kenneth Rogala (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2011).

10.15	Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2005)

10.16	Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009)

10.17	Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden†¤

10.18	Employment Agreement dated January 1, 1998 between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000 filed with the SEC on March 30, 2001)#

10.19	Amendment No. 1 dated June 29, 2001 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed August 14, 2001)#

10.20	Amendment No. 2 dated October 30, 2002 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 filed with the SEC on November 14, 2002)#

10.21	Amendment No. 3 dated February 1, 2006 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2006)#

10.22	Amendment No. 4 dated October 7, 2009 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2009)#

10.23	Amendment No. 5 dated February 8, 2012 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2012)#

10.24	Employment Agreement dated December 1, 2010 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010)#

10.25	Amendment dated February 25, 2011 to Employment Agreement dated December 1, 2010 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, filed with the SEC on February 28, 2011)#

10.26	Employment Agreement dated October 7, 2009 between the Company and Robert Schmertz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2009)#

10.27	Employment Agreement dated January 31, 2011 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2011)#

10.28	Employment Agreement dated November 6, 2009 between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2009)#

10.29	Amendment No. 1 dated March 8, 2010 to Employment Agreement between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the SEC on March 12, 2010)#

10.30	The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to Exhibit 10.A to the Company’s Registration Statement on Form S-8 filed with the SEC on July 26, 2004)#

10.31	2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), approved and adopted on May 22, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2009)#

21.01	Subsidiaries of the Registrant†

23.01	Consent of EisnerAmper LLP†

24.01	Power of Attorney (included on signature page hereto)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*

101	The following materials from Steven Madden, Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

†	Filed herewith.
¤	This exhibit amends and restates the document included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2012 to address an inadvertent omission from the original document contained in Section 1(f); all other provisions remain unchanged.
#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(b) of this Annual Report on Form 10-K.
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.