Form 10-Q
period 2012-03-31
STEVEN MADDEN, LTD.
filed 2012-05-10
CIK 913241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes  ☐   No ☒

As of May 7, 2012, the latest practicable date, there were 44,325,487 shares of the registrant’s common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.

FORM 10-Q

QUARTERLY REPORT

March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,	March 31,
	2012	2011	2011
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,953	$102,830	$60,354
Accounts receivable, net of allowances of $4,989, $5,894 and $2,442	90,626	91,407	26,891
Due from factor, net of allowances of $10,359, $12,325 and $9,515	86,301	62,017	70,115
Inventories	53,277	59,644	33,845
Marketable securities – available for sale	4,629	5,659	10,733
Prepaid expenses and other current assets	14,612	15,289	10,456
Deferred taxes	9,693	9,711	9,101
Total current assets	321,091	346,557	221,495
Notes receivable	9,505	7,401	7,159
Note receivable – related party	3,522	4,090	3,907
Property and equipment, net	35,824	31,587	22,644
Deferred taxes	—	2,428	7,894
Deposits and other	4,848	1,257	2,565
Marketable securities – available for sale	98,410	72,004	117,709
Goodwill – net	85,980	75,595	38,613
Intangibles – net	138,110	98,867	42,047

Total Assets	$697,290	$639,786	$464,033

LIABILITIES
Current liabilities:
Accounts payable	$76,732	$69,747	$37,354
Accrued expenses	33,061	34,327	19,249
Income taxes payable	3,407	—	8,012
Contingent payment liability – current portion	21,042	14,133	—
Accrued incentive compensation	1,792	16,881	3,888
Total current liabilities	136,034	135,088	68,503
Contingent payment liability	43,763	23,788	10,458
Deferred rent	6,210	6,004	5,661
Deferred taxes	3,797	—	—
Other liabilities	137	148	1,042
Total Liabilities	189,941	165,028	85,664

Commitments, contingencies and other

STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued
Common stock – $.0001 par value, 60,000 shares authorized, 52,723, 51,408 and 49,737 shares issued, 44,320, 43,005 and 41,334 outstanding	5	5	4
Additional paid-in capital	196,393	186,325	169,074
Retained earnings	442,279	420,411	340,944
Other comprehensive income	1,274	678	890
Treasury stock – 8,403, 8,403 and 8,403 shares at cost	(132,543)	(132,543)	(132,543)

Total Steven Madden, Ltd. stockholders’ equity	507,408	474,876	378,369

Noncontrolling interests	(59)	(118)	—

Total stockholders’ equity	507,349	474,758	378,369

Total Liabilities and Stockholders’ Equity	$697,290	$639,786	$464,033

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Net sales	$265,970	$165,755

Cost of sales	169,877	96,623

Gross profit	96,093	69,132

Commission and licensing fee income – net	4,473	4,567
Operating expenses	(65,207)	(46,244)

Income from operations	35,359	27,455
Interest and other income – net	470	1,517

Income before provision for income taxes	35,829	28,972
Provision for income taxes	13,902	11,120

Net income	21,927	17,852

Net income attributable to noncontrolling interests	59	—

Net income attributable to Steven Madden, Ltd.	$21,868	$17,852

Basic net income per share	$0.51	$0.43

Diluted net income per share	$0.50	$0.42

Basic weighted average common shares outstanding	42,694	41,948
Effect of dilutive securities – options/restricted stock	1,186	841

Diluted weighted average common shares outstanding	43,880	42,789

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2012	2011

Net income	$21,927	$17,852

Other comprehensive income (loss) (net of tax):
Foreign currency translation adjustment	(12)	—
Unrealized gain (loss) on marketable securities	608	(82)

Total other comprehensive income (loss) (net of tax)	596	(82)

Comprehensive income	22,523	17,770

Comprehensive income attributable to noncontrolling interests	59	—

Comprehensive income attributable to Steven Madden, Ltd.	$22,464	$17,770

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income	$21,927	$17,852
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Tax benefit from the exercise of options	(2,513)	(544)
Depreciation and amortization	2,960	2,209
Loss on disposal of fixed assets	—	463
Non-cash compensation	4,007	2,525
Provision for doubtful accounts and chargebacks	(2,871)	(3,301)
Accrued interest on note receivable – related party	568	(58)
Deferred rent expense	281	194
Realized loss (gain) on sale of marketable securities	14	(45)
Changes in:
Accounts receivable	4,180	(8,133)
Due from factor	(22,318)	(14,624)
Inventories	8,741	5,712
Prepaid expenses, deposits and other assets	914	552
Accounts payable and other accrued expenses	(2,165)	(4,383)

Net cash provided by (used in) operating activities	13,725	(1,581)

Cash flows from investing activities:
Purchases of property and equipment	(3,270)	(3,702)
Purchases of marketable securities	(26,841)	(12,890)
Purchase of note receivable	(3,085)	—
Payment of contingent liability	(291)	—
Sale of marketable securities	2,191	11,600
Acquisition, net of cash acquired	(29,367)	—

Net cash used in investing activities	(60,663)	(4,992)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,548	232
Tax benefit from the exercise of options	2,513	544

Net cash provided by financing activities	6,061	776

Net decrease in cash and cash equivalents	(40,877)	(5,797)
Cash and cash equivalents – beginning of period	102,830	66,151

Cash and cash equivalents – end of period	$61,953	$60,354

See accompanying notes to condensed consolidated financial statements - unaudited

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

March 31, 2012

($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the three-month period ended March 31, 2012 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2011 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 29, 2012.

Note B – 2011 Stock Split

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

Note C – Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other” (“ASU 2011-08”). Under ASU 2011-08, when testing goodwill for impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment that the fair value of a reporting unit is less than its carrying amount, performing the current two-step impairment test is not required. The guidance also includes a number of events and circumstances that an entity should consider in conducting the qualitative assessment. The adoption of this guidance, which became effective for the Company on January 1, 2012, did not have a material impact on our financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). Under ASU No. 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option is selected, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-5 which became effective for the Company on January 1, 2012, only effected the presentation of financial statements and thus had no impact on the financial results or financial position. In October 2011, the FASB announced plans to defer the presentation of items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

March 31, 2012

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

Note E – Due To and From Factor

The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30 million credit facility with a $15 million sub-limit for letters of credit at an interest rate based, at the Company’s election, upon either the prime rate or LIBOR. The Company also pays a fee of 0.275% of the gross invoice amount submitted to Rosenthal. Rosenthal assumes the credit risk on a substantial portion of the receivables the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations. On February 10, 2010, the agreement was amended to include foreign accounts receivable.

Note F – Notes Receivable

As of March 31, 2012 and December 31, 2011, Notes Receivable were comprised of the following:

	March 31,	December 31,
	2012	2011
Due from Bakers Footwear Group, Inc.	$4,110	$4,092
Due from Betsey Johnson LLC	2,310	3,309
Due from seller of SM Canada (see Note R)	3,085	—
Total	$9,505	$7,401

On August 26, 2010, the Company entered into a Debenture and Stock Purchase Agreement with Bakers Footwear Group, Inc. (“Bakers”) pursuant to which the Company paid $5,000 to acquire a subordinated debenture in the principal amount of $5,000 and 1,844,860 unregistered shares of Bakers common stock which trades on the Over-the-Counter Bulletin Board. The Company allocated $996 of the purchase price to the common stock and $4,004 to the subordinated debenture based upon their relative fair values. Interest accrues on the debenture at the rate of 11% per annum and is payable quarterly in cash. The principal amount of the debenture is payable by Bakers in four equal installments of $1,250 due on August 31, 2017, 2018, 2019 and 2020. The difference between the $4,004 purchase price of the debenture and the $5,000 principal amount of the debenture is considered original issue discount and is being amortized over the life of the debenture. As of March 31, 2012 and 2011, the total amount of the discount amortized was $106 and $36, bringing the value of the note to $4,110 and $4,040, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

March 31, 2012

($ in thousands except share and per share data)

Note G – Note Receivable – Related Party

On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company common stock, which he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and extend the maturity date to June 30, 2015 at which time all principal and accrued interest would become due. On January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the note was again amended and restated (the “Third Amended and Restated Note”) to extend the maturity date to December 31, 2023 and eliminate accrual of interest after December 31, 2011. In addition, the Third Amended and Restated Note provides that, commencing on December 31, 2014 and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company provided that Mr. Madden continues to be employed by the Company on each such December 31. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Condensed Consolidated Financial Statements. Due to the three-for-two stock split effected on May 3, 2010, the number of shares securing the loan increased from 510,000 shares to 765,000 shares. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest 555,000 shares of the Company’s common stock, retaining 210,000 shares with a total market value on that date of $6,798, as collateral for the loan. Subsequently, pursuant to the three-for-two stock split effected on May 31, 2011 (see Note B), the number of shares securing the repayment of the loan has increased from 210,000 shares to 315,000 shares. On March 31, 2012, the total market value of these shares was $13,466. Pursuant to the elimination of interest under the Third Amended and Restated Note, the Third Amended and Restated Note, including principal and the outstanding interest as of December 31, 2011, has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.

Note H – Marketable Securities

Marketable securities consist primarily of corporate bonds with maturities greater than three months and up to ten years at the time of purchase. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three months ended March 31, 2012 and 2011, the amortization of bond premiums totals $250 and $343, respectively. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk.

Note I – Fair Value Measurement

The accounting guidance under “Fair Value Measurements and Disclosures” (“ASC 820-10”) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•	Level 3: Significant unobservable inputs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

March 31, 2012

($ in thousands except share and per share data)

Note I – Fair Value Measurement (continued)

The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2012 and December 31, 2011 are as follows:

		March 31, 2012
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,056	$17,056	$—	$—
Current marketable securities – available for sale	4,629	4,629	—	—
Investment in Bakers	996	—	996	—
Note receivable – related party	3,522	—	—	3,522
Note receivable – Bakers	4,110	—	—	4,110
Note receivable – Betsey Johnson	2,310	—	—	2,310
Note receivable – Seller of SM Canada	3,085	—	—	3,085
Long-term marketable securities – available for sale	98,410	98,410	—	—

Total assets	$134,118	$120,095	$996	$13,027

Liabilities:
Contingent consideration	$64,805	—	—	$64,805

Total liabilities	$64,805	—	—	$64,805

		December 31, 2011
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$57,652	$57,652	$—	$—
Current marketable securities – available for sale	5,659	5,659	—	—
Investment in Bakers	996	—	996	—
Note receivable – related party	4,090	—	—	4,090
Note receivable – Bakers	4,092	—	—	4,092
Note receivable – Betsey Johnson	3,309	—	—	3,309
Long-term marketable securities – available for sale	72,004	72,004	—	—

Total assets	$147,802	$135,315	$996	$11,491

Liabilities:
Contingent consideration	$37,921	—	—	$37,921

Total liabilities	$37,921	—	—	$37,921

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

March 31, 2012

($ in thousands except share and per share data)

Note I – Fair Value Measurement (continued)

Pursuant to the Debenture and Stock Purchase Agreement with Bakers (see Note F), the Company acquired 1,844,860 unregistered shares of Bakers common stock, which trades on the OTC Bulletin Board. These shares, which are thinly traded, were valued using the quoted price of similar registered shares of Bakers common stock adjusted for the effect of the transfer restriction, considering factors such as the nature and duration of the transfer restriction, the volatility of the stock and the risk free interest rate. The shares are included in deposits and other assets on the Company’s Condensed Consolidated Balance Sheets. For the note receivable due from Bakers (see Note F), which was purchased at a substantial discount, the carrying value was determined to be the fair value. For the note receivable due from related party, due from Betsey Johnson and due from the sellers of SM Canada (see Note R), the carrying value was determined to be the fair value, based upon their imputed or actual interest rates, which approximate current market interest rates.

The Company has recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of SM Canada (see Note R). Pursuant to the terms of an earn-out agreement between the Company and the sellers of SM Canada, earn-out payments may be due annually to the sellers of SM Canada based on the financial performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period.

The Company has recorded a liability for potential contingent consideration in connection with the May 25, 2011 acquisition of Cejon (see Note R). Pursuant to the terms of an earn-out agreement between the Company and the sellers of Cejon, earn-out payments may be due annually to the sellers of Cejon based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period.

The Company has recorded a liability for potential contingent consideration in connection with the May 20, 2011 acquisition of Topline (see Note R). Pursuant to the terms of the acquisition agreement, an earn-out payment may be due to the seller of Topline based on the financial performance of Topline for the twelve-month period ending on June 30, 2012. The fair value of the contingent payment was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

March 31, 2012

($ in thousands except share and per share data)

Note K – Fair Value of Financial Instruments

The carrying value of certain financial instruments such as accounts receivable, due from factor and accounts payable approximates their fair values due to the short-term nature of their underlying terms. The fair values of investment in Bakers and marketable securities available for sale are determined by reference to market data and other valuation techniques, as appropriate. Fair value of the notes receivable held by the Company approximates their carrying value based upon their imputed or actual interest rate, which approximates current market interest rates.

Note L – Revenue Recognition

The Company recognizes revenue on wholesale sales when products are shipped pursuant to its standard terms, which are freight on board (“FOB”) warehouse, or when products are delivered to the consolidators as per the terms of the customers’ purchase order, persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is reasonably assured. Sales reductions on wholesale sales for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of estimated returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company’s commission revenue includes fees charged for its design, product and development services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development fees are recognized as earned when title to the product transfers from the manufacturer to the customer and collections are reasonably assured and are reported on a net basis after deducting related operating expenses.

The Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women’s fashion apparel. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, sleepwear, jewelry, swimwear, eyewear, watches, fragrances, outerwear and luggage. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission and a design fee on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

March 31, 2012

($ in thousands except share and per share data)

Note O – Cost of Sales

All costs incurred to bring finished products to the Company’s distribution center or to the customers’ freight forwarder and, in the Retail segment, the costs to bring products to the Company’s stores, are included in the cost of sales line on the Condensed Consolidated Statements of Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale segments and freight to customers, if any, are included in the operating expenses line item of the Company’s Condensed Consolidated Statements of Income. The Company’s gross margins may not be comparable to those of other companies in the industry because some companies may include warehouse and distribution costs, as well as other costs excluded from cost of sales by the Company, as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

Note P – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted stock subject to forfeiture. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2012 and 2011, options exercisable into approximately 54,000 and 174,000 shares of common stock, respectively, have been excluded in the calculation of diluted income per share as the result would have been antidilutive. For the quarters ended March 31, 2012 and 2011, the unvested restricted stock awards were dilutive.

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

Common stock authorized	9,144,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(8,377,000)

Common stock available for grant of stock-based awards as of March 31, 2012	767,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

March 31, 2012

($ in thousands except share and per share data)

Note Q – Stock-Based Compensation (continued)

Total equity-based compensation for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2012	2011
Restricted stock	$2,451	$1,337
Stock options	1,556	1,188
Total	$4,007	$2,525

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three-month periods ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Proceeds from stock options exercised	$3,548	$232
Intrinsic value of stock options exercised	$5,270	$289

During the three months ended March 31, 2012, 224,191 options vested with a weighted average exercise price of $23.26. During the three months ended March 31, 2011, 184,688 options vested with a weighted average exercise price of $10.38. As of March 31, 2012, there were 1,674,000 unvested options with a total unrecognized compensation cost of $8,743 and an average vesting period of 2.4 years. As of March 31, 2011, there were 2,342,000 unvested options with a total unrecognized compensation cost of $11,786 and an average vesting period of 3.1 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The weighted average fair value of options granted during the three months ended March 31, 2012 and 2011 was approximately $16.84 and $15.70, respectively, using the Black-Scholes option-pricing model with the following assumptions:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

March 31, 2012

($ in thousands except share and per share data)

Note Q– Stock-Based Compensation (continued)

	2012	2011
Volatility	47.1% to 47.4%	47.6% to 48.7%
Risk free interest rate	0.52% to 0.87%	1.43% to 1.63%
Expected life in years	4.1 to 4.6	3.4 to 4.4
Dividend yield	0	0

Activity relating to stock options granted under the Company’s plans and outside the plans during the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,702,000	$17.79
Granted	59,000	43.04
Exercised	(201,000)	17.26
Cancelled/Forfeited	—	—

Outstanding at March 31, 2012	2,560,000	$18.41	5.0 years	$56,468

Exercisable at March 31, 2012	886,000	$16.92	5.1 years	$20,804

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2012 and 2011:

	2012		2011
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1	671,000	$25.44	563,000	$17.20
Granted	1,050,000	41.12	107,000	29.32
Vested	(103,000)	12.08	(71,000)	13.26
Forfeited	—	—	—	—

Non-vested at March 31	1,618,000	$36.04	599,000	$19.81

As of March 31, 2012, there was $54,063 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 9.4 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

March 31, 2012

($ in thousands except share and per share data)

Note Q – Stock-Based Compensation (continued)

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment of Mr. Madden’s existing employment agreement, pursuant to which, on February 8, 2012, Mr. Madden was granted 975,371 restricted shares of the Company’s common stock, which will vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date.

Note R – Acquisitions

Steve Madden Canada

On February 21, 2012, the Company purchased all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, “SM Canada”), the Company’s sole distributor in Canada since 1994, comprising SM Canada’s footwear, handbags and accessories wholesale and retail businesses. The transaction was completed for consideration comprised of a cash payment at closing of approximately $29,129 (Canadian dollars, which converts to approximately the same in US dollars) plus potential earn-out payments of up to a maximum of $38,000 (Canadian dollars, which converts to approximately the same in US dollars), in the aggregate, based on achievement of certain earnings targets for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. As of March 31, 2012, the Company estimates the fair value of the contingent consideration to be $19,975.

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of SM Canada were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, which are subject to change. The purchase price has been preliminarily allocated as follows:

Accounts receivable	$2,496
Inventory	2,374
Prepaid expenses and other assets	146
Fixed assets	1,237
Re-acquired right	35,200
Customer relationships	4,400
Non-compete agreement	455
Accounts payable	(2,645)
Accrued expenses	(802)
Total fair value excluding goodwill	42,861
Goodwill	3,800

Net assets acquired	$46,661

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

The Company incurred approximately $397 in acquisition related costs applicable to the SM Canada transaction, $273 of which were incurred in the first quarter of 2012. These expenses are included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

March 31, 2012

($ in thousands except share and per share data)

Note R – Acquisitions (continued)

In connection with the acquisition, the Company provided an interest free loan to the seller of SM Canada in the principal amount of $3,107 (Canadian dollars, $3,085 in U.S. dollars). The note will be paid in five annual installments which are due on the dates the five annual earn-out payments are paid. The note was recorded net of the imputed interest, which will be amortized to income over the term of the note.

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

March 31, 2012

($ in thousands except share and per share data)

Note R – Acquisitions (continued)

The Company incurred approximately $531 in acquisition related costs applicable to the Cejon transaction during the year ended December 31, 2011. These expenses were included in operating expenses in the Company’s Consolidated Statements of Income for the year ended December 31, 2011.

Topline

On May 20, 2011, the Company acquired all of the outstanding shares of capital stock of the closely held company, the Topline Corporation (“Topline”) from its sole stockholder (the “Topline Seller”). Founded in 1980, Topline and its subsidiaries design, manufacture, market and sell private label and branded women’s footwear primarily to department stores, specialty retailers and mass merchants. Topline has sourcing capabilities, sample making facilities and product development capabilities in China, including personnel and facilities engaged in direct sourcing. Management believes that Topline is an excellent strategic fit for the Company. The acquisition was completed for consideration of approximately $56,128 cash, plus potential contingent payments pursuant to an earn-out agreement with the Topline Seller. The earn-out agreement provides for potential payments to the Topline Seller based on the financial performance of Topline for the twelve-month period ending on June 30, 2012. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period (see Note I).

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

Accounts receivable	$55,950
Inventory	8,460
Prepaid expenses and other current assets	1,461
Fixed assets	3,895
Trade name	16,600
Customer relationships	7,900
Non-compete agreement	300
Other assets	108
Accounts payable	(40,475)
Accrued expenses	(7,423)
Income tax payable	(2,402)
Deferred tax liability	(9,083)
Total fair value excluding goodwill	35,291
Goodwill	25,977

Net assets acquired	$61,268

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

The Company incurred approximately $529 in acquisition related costs applicable to the Topline transaction during the year ended December 31, 2011. These expenses were included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

March 31, 2012

($ in thousands except share and per share data)

Note R – Acquisitions (continued)

The results of operations of SM Canada, Cejon and Topline have been included in the Company’s Condensed Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to these acquisitions is not included, as the impact of these transactions is not material to the Company’s consolidated results.

Note S – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of March 31, 2012:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount

Balance at January 1, 2012	$20,939	$49,155	$5,501	$75,595
Purchase accounting adjustment	6,585			6,585
Acquisition of SM Canada	3,800	—	—	3,800

Balance at March 31, 2012	$31,324	$49,155	$5,501	$85,980

The following table details identifiable intangible assets as of March 31, 2012:

	Estimated Lives	Cost Basis	Accumulated Amortization	Net Carrying Amount

Trade names	6–10 years	$8,636	$1,392	$7,244
Customer relationships	10 years	27,234	5,570	21,664
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	2,440	1,280	1,160
Other	3 years	14	14	—
		43,924	13,856	30,068
Re-acquired right	indefinite	35,200	—	35,200
Trademarks	indefinite	72,842	—	72,842
		$151,966	$13,856	$138,110

The estimated future amortization expense of purchased intangibles as of March 31, 2012 is as follows:

2012 (remaining nine months)	$2,854
2013	3,756
2014	3,689
2015	3,505
2016	3,200
Thereafter	13,064
$30,068

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

March 31, 2012

($ in thousands except share and per share data)

Note T – Commitments, Contingencies and Other

Legal proceedings:

(a)	On February 2, 2012, two individuals purporting to be stockholders of the Company commenced separate civil actions in the Supreme Court of New York, Queens County, Mark Ioffe, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd. v. Steven Madden, et. al, No. 700188-2012 (the “Ioffe Action”) and Catherine L. Phillips, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd. v. Steven Madden, et. al, No. 700189-2012 (together with the Ioffe Action, the “Actions”). The Actions assert derivative claims challenging the decision of the Company’s Board of Directors in January 2012 to amend Steven Madden’s employment agreement dated July 15, 2005, and amended as of December 14, 2009 (the “Madden Employment Agreement”) and to amend the promissory note (the “Promissory Note”) setting forth Mr. Madden’s obligations in respect of a loan made by the Company to Mr. Madden in 2007 and amended in 2009. The Actions assert that the Board violated its duties of loyalty and good faith by approving the amendments to the Madden Employment Agreement and the Promissory Note and that the changes set forth in the amendments constitute a waste of corporate assets. The Actions also assert claims of unjust enrichment against Mr. Madden. The Actions seek, on behalf of the Company, disgorgement of any compensation that Mr. Madden has received as a result of the amended Madden Employment Agreement, an award of damages to the Company, and a declaration that the amendments of the Madden Employment Agreement and the Promissory Note are void. The Company intends to seek dismissal of the Actions based on, among other things, the plaintiffs’ failure to make a demand that the Company’s Board of Directors investigate their claims.

(b)	On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. Subsequently, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit. In September of 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1,400. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3,045, and accordingly, a reserve for this amount was recorded as of December 31, 2009. The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, of Regulations and Rulings, under internal advice procedures. On September 20, 2010, the Company was advised by legal counsel that U.S. Customs had issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and one of its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable. With respect to the second buying agent, U.S. Customs also ruled that beginning in February of 2002, commissions paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable. However, U.S. Customs found that the Company’s pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer’s agent relationship between the Company and the agent and that commissions paid to the second agent under such buying agreements, in fact, were dutiable. On the basis of the U.S. Customs ruling, the Company reevaluated the liability in the case and believes that it is not likely to exceed $1,248 and the reserve was reduced from $3,045 to such amount as of September 30, 2010.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

March 31, 2012

($ in thousands except share and per share data)

Note T – Commitments, Contingencies and Other (continued)

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

Note U – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass merchants and specialty stores worldwide, derives revenue from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue from sales to department, mid-tier retailers, mass merchants and specialty stores worldwide. The Retail segment, through the operation of Company owned retail stores and the Company’s website, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying/selling agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women’s fashion apparel. In addition, this segment licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, sleepwear, jewelry, swimwear, eyewear, watches, fragrances, outerwear and luggage.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

March 31, 2012

($ in thousands except share and per share data)

Note U – Operating Segment Information (continued)

Quarter ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
March 31, 2012:
Net sales to external customers	$191,500	$37,443	$228,943	$37,027			$265,970
Gross profit	58,728	15,130	73,858	22,235			96,093
Commissions and licensing fees – net	—	—	—	—	$2,328	$2,145	4,473
Income from operations	23,488	5,267	28,755	2,131	2,328	2,145	35,359
Segment assets	$441,232	$127,650	568,882	78,251	50,157	—	697,290
Capital expenditures			$981	$2,289	$—	$—	$3,270

March 31, 2011:
Net sales to external customers	$108,451	$25,808	$134,259	$31,496			$165,755
Gross profit	40,750	10,077	50,827	18,305			69,132
Commissions and licensing fees – net	—	—	—	—	$2,675	$1,892	4,567
Income from operations	18,207	4,626	22,833	55	2,675	1,892	27,455
Segment assets	$284,110	$73,348	357,458	62,814	43,761	—	464,033
Capital expenditures			$2,416	$1,286	$—	$—	$3,702

Revenues by geographic area for the quarters ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Domestic	$252,365	$156,811
International	13,605	8,944
Total	$265,970	$165,755

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this document.

This Quarterly Report contains certain “forward-looking statements” as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, forward-looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview:

($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively the “Company”) design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell name brand and private label fashion handbags and accessories, through our Accessories Division. We distribute our products through department stores, specialty stores, luxury retailers, national chains, mass merchants and in our retail stores and our e-commerce website throughout the United States, Canada and under special distribution arrangements in Asia, Europe, the Middle East, Mexico, Australia and Central and South America. Our product line includes a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points.

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

We continued our trend of positive sales and earnings growth during the first quarter of 2012. In the first quarter of 2012, net sales increased 60% to $265,970 from $165,755 in the same period of last year. Net income increased 22% to $21,868 in the first quarter of 2012 compared to $17,852 in the same period of last year. Diluted earnings per share increased to $0.50 per share on 43,880,000 diluted weighted average shares outstanding compared to $0.42 per share on 42,789,000 diluted weighted average shares outstanding in the first quarter of last year.

On February 21, 2012, the Company purchased all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, “SM Canada”), the Company’s sole distributor in Canada since 1994, comprising SM Canada’s footwear, handbags and accessories wholesale and retail businesses. Management believes that Canada represents a strong and growing market for the Company. The transaction was completed for consideration consisting of a cash payment at closing of approximately $29,129 (Canadian dollars, which converts to approximately the same in US dollars) plus potential earn-out payments of up to a maximum of $38,000 (Canadian dollars, which converts to approximately the same in US dollars), in the aggregate, based on achievement of certain earnings targets over a five-year period. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. As of March 31, 2012, the Company estimates the fair value of contingent consideration to be $19,975 in U.S. dollars.

During the quarter ended March 31, 2012, we made significant progress on our previously announced strategic initiative to continue to drive improvements in the performance of our Retail segment. In the first quarter of 2012, retail net sales increased 18% to $37,027 from $31,496 in the same period of last year. Retail gross margin increased to 60.1% compared to 58.1% achieved in the first quarter of 2011. Retail operating income increased to $2,131 in 2012 from $55 in the same period of last year. Same store sales (sales of those stores, including the e-commerce website, that were in operation throughout the first quarters of 2012 and 2011) increased 12%, and sales per square foot increased to $824 in 2012 compared to sales per square foot of $766 in 2011. As of March 31, 2012, we had 89 stores in operation, compared to 83 stores as of March 31, 2011.

Our inventory turnover (calculated on a trailing twelve month average) increased to 10.6 times compared to 9.5 times last year. Our accounts receivable average collection days were 66 days in the first quarter of 2012 compared to 56 days in the same period of 2011, primarily due to the addition of our Topline and Cejon businesses and the significant growth in our private label Target business, all of which have customers with extended payment terms. As of March 31, 2012, we had $164,992 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders’ equity of $507,349. Working capital increased to $185,057 as of March 31, 2012, compared to $152,992 on March 31, 2011.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information
Three Months Ended
March 31
($ in thousands)

	2012		2011
CONSOLIDATED:

Net sales	$265,970	100.0%	$165,755	100.0%
Cost of sales	169,877	63.9	96,623	58.3
Gross profit	96,093	36.1	69,132	41.7
Other operating income – net of expenses	4,473	1.7	4,567	2.8
Operating expenses	65,207	24.5	46,244	27.9
Income from operations	35,359	13.3	27,455	16.6
Interest and other income – net	470	0.2	1,517	0.9
Income before income taxes	35,829	13.5	28,972	17.5
Net income	21,868	8.2	17,852	10.8

By Segment:
WHOLESALE FOOTWEAR SEGMENT:

Net sales	$191,500	100.0%	$108,451	100.0%
Cost of sales	132,772	69.3	67,701	62.4
Gross profit	58,728	30.7	40,750	37.6
Operating expenses	35,240	18.4	22,543	20.8
Income from operations	23,488	12.3	18,207	16.8

WHOLESALE ACCESSORIES SEGMENT:

Net sales	$37,443	100.0%	$25,808	100.0%
Cost of sales	22,313	59.6	15,731	61.0
Gross profit	15,130	40.4	10,077	39.0
Operating expenses	9,863	26.3	5,451	21.1
Income from operations	5,267	14.1	4,626	17.9

RETAIL SEGMENT:

Net sales	$37,027	100.0%	$31,496	100.0%
Cost of sales	14,792	39.9	13,191	41.9
Gross profit	22,235	60.1	18,305	58.1
Operating expenses	20,104	54.3	18,250	57.9
Income from operations	2,131	5.8	55	0.2
Number of stores	89		83

FIRST COST SEGMENT:

Other commission income – net of expenses	$2,328	100.0%	$2,675	100.0%

LICENSING SEGMENT:

Licensing income – net of expenses	$2,145	100.0%	$1,892	100.0%

RESULTS OF OPERATIONS

($ in thousands)

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Consolidated:

Net sales increased 60% to $265,970 for the quarter ended March 31, 2012, from $165,755 for the comparable period of 2011. Overall gross profit margin decreased to 36.1% in the first quarter of 2012 from 41.7% in the first quarter of 2011, primarily due to sales mix shifts in our Wholesale segment as a result of the addition of the Topline business, and significant net sales increases in our Target private label business and our international business, which typically achieve lower gross margins. Gross margin in the first quarter of 2012, exclusive of Topline and our Target business, increased to 45.2%, compared to the gross margin exclusive of Target of 44.8% recorded in the first quarter of last year. Operating expenses for the three months ended March 31, 2012 increased to $65,207 compared to $46,244 in the same period last year, primarily due to incremental costs associated with our recently acquired Topline and Cejon businesses. As a percentage of sales, operating expenses for the first quarter of 2012 decreased 3.4% to 24.5% from 27.9% in the same period of last year, reflecting leverage gained from sales increases. Commission and licensing fee income decreased to $4,473 in the first quarter of 2012 compared to $4,567 in the first quarter of 2011. Net income for the first quarter of 2012 increased to $21,868 compared to net income for the quarter ended March 31, 2011 of $17,852.

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment accounted for $191,500 or 72%, and $108,451 or 65% of total Company net sales for the first quarters of 2012 and 2011, respectively. The 77% increase in net sales quarter over quarter was partially due to the inclusion of net sales from our recently acquired Topline business. In addition, our signature Steve Madden® Women’s brand achieved a 33% increase in sales for the quarter ended March 31, 2012 when compared to the same period of the prior year. We also achieved double digit sales increases in our private label Target business, our international business, our Betsey Johnson® shoes and in our Steve Madden® Men’s brands in the first quarter of 2012. Finally, our recently acquired SM Canada business and our new Superga brand also contributed to the increase in net sales.

Gross profit margin decreased to 30.7% in the first quarter of 2012 from 37.6% in the same period of 2011, due to sales mix shifts as a result of the addition of the Topline business, and significant sales increases in our Target private label business and our international business, which typically achieve lower gross margins. Gross margin in the first quarter of 2012, exclusive of Topline and our Target business, was 41.5%, compared to the gross margin exclusive of Target of 41.8% recorded in the first quarter of last year. In the quarter ended March 31, 2012, operating expenses increased to $35,240 from $22,543 in the same period of 2011, primarily due to incremental costs associated with our recently acquired Topline business. As a percentage of sales, operating expenses improved to 18.4% in the first quarter of 2012 from 20.8% in the same period of 2011, reflecting leverage from increased sales. Income from operations for the Wholesale Footwear segment increased to $23,488 for the quarter ended March 31, 2012 compared to $18,207 for the quarter ended March 31, 2011.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $37,443 or 14%, and $25,808 or 16% of total Company net sales for the first quarters of 2012 and 2011, respectively. This 45% increase in net sales is partially due to sales contributed by our new Cejon business, which we acquired in the second quarter of 2011. In addition, net sales in Steve Madden® handbags increased 113% during the first quarter of 2012. Finally, in the quarter ended March 31, 2012, Betsey Johnson® handbags achieved a 79% sales increase when compared to the same period of last year.

Gross profit margin in the Wholesale Accessories segment increased to 40.4% in the first quarter of this year from 39.0% in the same period last year, primarily due to the significant growth of our Steve Madden® and Betsey Johnson® handbag businesses, which typically achieve higher gross margins than our private label businesses. In the first quarter of 2012, operating expenses increased to $9,863 compared to $5,451 in the prior year, primarily due to the incremental costs associated with our recently acquired Cejon business. Income from operations for the Wholesale Accessories segment increased to $5,267 for the three-month period ended March 31, 2012 compared to $4,626 for the three-month period ended March 31, 2011.

Retail Segment:

Net sales generated by the Retail segment accounted for $37,027, or 14%, and $31,496, or 19%, of total Company net sales for the three-month periods ended March 31, 2012 and 2011, respectively. We opened eight new stores, acquired seven stores as part of the acquisition of SM Canada and one store as part of the acquisition of Topline and closed ten under-performing stores during the twelve months ended March 31, 2012. As a result, we had 89 retail stores as of March 31, 2012 compared to 83 stores as of March 31, 2011. The 89 stores currently in operation include 77 Steve Madden® stores, seven Steve Madden® outlet stores, three Steven® stores, one Report® store and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open throughout the first quarters of 2012 and 2011) increased 12.0% in the first quarter of this year. Gross profit as a percentage of sales improved to 60.1% in the first quarter of 2012 compared to 58.1% achieved in the same period of 2011, primarily due to lower inventory markdowns combined with improved operating efficiencies. In the first quarter of 2012, operating expenses increased to $20,104 compared to $18,250 in the same period of last year, primarily due to the addition of eight stores we opened since the first quarter of last year. As a percentage of net sales, operating expenses decreased to 54.3% in the first quarter of 2012 from 57.9% in the same period of last year, reflecting leverage from increased sales and the 12.0% increase on comparable store sales. Income from operations for the Retail segment improved to $2,131 for the three-month period ended March 31, 2012 compared to $55 for the same period of 2011.

First Cost Segment:

The First Cost segment generated net commission income and design fees of $2,328 for the three-month period ended March 31, 2012, compared to $2,675 for the comparable period of 2011. The primary reasons for this decrease is the transition of several customers from a commission model to wholesale model combined with a decrease in revenue from some customers.

Licensing Segment:

During the quarter ended March 31, 2012, net licensing income increased to $2,145 from $1,892 in the same period of last year primarily due to an increase in sales at several of our licensees. This increase was offset, in part, by the loss of licensing income resulting from the May 2011 acquisition of Cejon, which, prior to the acquisition, was our licensee for cold weather accessories.

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

As of March 31, 2012, we had working capital of $185,057. We had cash and cash equivalents of $61,953, investments in marketable securities of $103,039 and we did not have any long term debt.

We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES

($ in thousands)

Cash provided by operations was $13,725 in the first quarter of 2012 compared to cash used in operations of $1,581 in the first quarter of last year. The primary sources of cash were net income of $21,927, a decrease in accounts receivable of $4,180 and a decrease in inventories of $8,741. The primary uses of cash were an increase of due from factor of $22,318 and a decrease in accounts payable and other accrued expenses of $2,165.

INVESTING ACTIVITIES

($ in thousands)

During the three-month period ended March 31, 2012, we invested $26,841 in marketable securities and received $2,191 from the maturities and sales of securities. Also during the first quarter of 2012, we paid approximately $29,367 for the acquisition of SM Canada and, in connection with the acquisition, provided a loan in the amount of $3,085 to the seller of SM Canada. We also made capital expenditures of $3,270, principally for two new stores opened in the first quarter of 2012, improvements to existing stores and systems enhancements.

FINANCING ACTIVITIES

($ in thousands)

During the three-month period ended March 31, 2012, net cash provided by financing activities was $6,061, which consisted of proceeds from the exercise of stock options of $3,548 and excess tax benefit from the exercise of options of $2,513.

CONTRACTUAL OBLIGATIONS

($ in thousands)

Our contractual obligations as of March 31, 2012 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	2017 and after

Operating lease obligations	$168,205	$18,770	$45,541	$41,656	$62,238

Purchase obligations	225,182	225,182	—	—	—

Contingent payment liability	64,805	21,042	22,588	17,121	4,054

Other long-term liabilities (future minimum royalty payments)	8,121	1,958	5,863	300	—

Total	$466,313	$266,952	$73,992	$59,077	$66,292

At March 31, 2012, we had un-negotiated open letters of credit for the purchase of inventory of approximately $3,021.

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden’s existing employment agreement with the Company. Under the employment agreement, as amended, between the Company and Steven Madden, the founder and Creative and Design Chief of the Company, the Company is obligated to pay Mr. Madden an annual base salary which increases over the term of the agreement. The employment agreement provides for a base salary of approximately $5,416 in 2012, approximately $7,417 in 2013, approximately $9,667 in 2014, approximately $11,917 in 2015 and approximately $10,698 for the period between January 1, 2016 through the expiration of the term on December 31, 2023. The employment agreement provides Mr. Madden with the right, exercisable on certain specified dates in fiscal year 2012 only, to elect to receive a grant of restricted stock for a number of shares of the Company’s common stock valued at $40,000 in consideration for a reduction in his annual base salary in years subsequent to 2012 as follows: approximately $4,000 in 2013, approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. In addition to the opportunity for cash bonuses at the sole discretion of the Board of Directors, Mr. Madden’s employment agreement entitles him to an annual life insurance premium payment as well as an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria. The employment agreement also provides for the elimination of interest accrued after December 31, 2011 on an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden, the extension of the maturity date of such loan until December 31, 2023, and the forgiveness of 1/10th of the principal amount of the loan, together with accrued interest, annually over a ten-year period commencing on December 31, 2014 for so long as Mr. Madden continues to be employed by the Company on each such December 31. As a result of the elimination of future interest on the loan, the note has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,093 during the remaining nine months of 2012, $1,580 in 2013 and $555 in 2014. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of SM Canada on February 21, 2012, we are subject to potential earn-out payments to the seller of SM Canada based on the annual performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. In connection with our acquisition of Cejon on May 25, 2011, we are subject to potential earn-out payments to the seller of Cejon based on the annual performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. In connection with our acquisition of Topline on May 20, 2011, we are subject to potential earn-out payments to the seller of Topline based on the performance of Topline for the twelve-month period ending on June 30, 2012. In connection with our acquisition of Big Buddha during the first fiscal quarter of 2010, we are subject to potential earn-out payments to the seller of Big Buddha based on the annual performance of Big Buddha for each of the twelve month periods ending on March 31, 2012 and 2013.

Virtually all of our products are produced at overseas locations, the majority of which are located in China, with a small and growing percentage located in Mexico in addition to smaller amounts in Brazil, The Philippines, The Netherlands and India. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 99% of our purchases in U.S. dollars.

INFLATION

We do not believe that the price inflation experienced over the last few years in the United States has had a significant effect on the Company’s sales or profitability. Historically, we have minimized the impact of product cost increases by improving operating efficiencies, changing suppliers and increasing prices. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future. We are currently seeing increases in our cost of goods from southern China averaging approximately 5% to 8%. We are working to mitigate this pressure by shifting some production to northern China, where costs remain lower, and to a lesser extent, to other countries such as Mexico. We are also raising prices on select items with fresh materials or styling and, to date, have not seen resistance to these price increases. Putting this all together, the net impact of all these changes on gross margin was negligible in the first quarter of 2012, and we expect that to be the case in the near term as well.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Our estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements: allowance for bad debts, returns, and customer chargebacks; inventory valuation; valuation of intangible assets and litigation reserves.

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

Valuation of intangible assets. Accounting Standards Codification (“ASC”) Topic 350, “Intangible – Goodwill and Other”, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”). In accordance with ASC Topic 360, long-lived assets, such as property, equipment, leasehold improvements and intangible assets subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and LIBOR. The terms of our collection agency agreements with Rosenthal & Rosenthal, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note E to the Condensed Consolidated Financial Statements included in this Quarterly Report.

As of March 31, 2012, we held marketable securities valued at $103,039, which consist primarily of corporate and U.S. government and federal agency bonds. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 2, 2012, two individuals purporting to be stockholders of the Company commenced separate civil actions in the Supreme Court of New York, Queens County, Mark Ioffe, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd. v. Steven Madden, et. al, No. 700188-2012 (the “Ioffe Action”) and Catherine L. Phillips, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd. v. Steven Madden, et. al, No. 700189-2012 (together with the Ioffe Action, the “Actions”). The Actions assert derivative claims challenging the decision of the Company’s Board of Directors in January 2012 to amend Steven. Madden’s employment agreement dated July 15, 2005, and amended as of December 14, 2009 (the “Madden Employment Agreement”) and to amend the promissory note (the “Promissory Note”) setting forth Mr. Madden’s obligations in respect of a loan made by the Company to Mr. Madden in 2007 and amended in 2009. The Actions assert that the Board violated its duties of loyalty and good faith by approving the amendments to the Madden Employment Agreement and the Promissory Note and that the changes set forth in the amendments constitute a waste of corporate assets. The Actions also assert claims of unjust enrichment against Mr. Madden. The Actions seek, on behalf of the Company, disgorgement of any compensation that Mr. Madden has received as a result of the amended Madden Employment Agreement, an award of damages to the Company, and a declaration that the amendments of the Madden Employment Agreement and the Promissory Note are void. The Company intends to seek dismissal of the Actions based on, among other things, the plaintiffs’ failure to make a demand that the Company’s Board of Directors investigate their claims.

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

The Company is named as a defendant in certain lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

ITEM 6. EXHIBITS

2.1	Asset Purchase Agreement, dated as of January 20, 2012, among Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc., Gelati Imports Inc., the Company, SML Canada Acquisition Corp., 6798039 Canada Inc., 6798012 Canada Inc., 3574563 Canada Inc. and Thomas Alberga (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2012)
10.1	Third Amended and Restated Secured Promissory Note dated as of June 25, 2007 of Steven H. Madden to the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2012)
10.2	Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)
10.3	Amendment No. 5 dated February 8, 2012 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2012)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 10, 2012

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

Exhibit Index

2.1	Asset Purchase Agreement, dated as of January 20, 2012, among Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc., Gelati Imports Inc., the Company, SML Canada Acquisition Corp., 6798039 Canada Inc., 6798012 Canada Inc., 3574563 Canada Inc. and Thomas Alberga (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2012)
10.1	Third Amended and Restated Secured Promissory Note dated as of June 25, 2007 of Steven H. Madden to the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2012)
10.2	Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)
10.3	Amendment No. 5 dated February 8, 2012 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2012)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference

