Form 10-Q
period 2012-06-30
STEVEN MADDEN, LTD.
filed 2012-08-08
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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
Yes  ☐   No ☒

As of August 5, 2012, the latest practicable date, there were 45,814,143 shares of the registrant’s common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
June 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2012	December 31, 2011	June 30, 2011
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,717	$102,830	$31,261
Accounts receivable, net of allowances of $5,342, $5,894 and $3,763	89,706	91,407	77,822
Due from factor, net of allowances of $11,609, $12,325 and $10,777	97,649	62,017	82,784
Inventories	90,999	59,644	67,723
Marketable securities – available for sale	11,011	5,659	7,709
Prepaid expenses and other current assets	18,931	15,289	9,891
Deferred taxes	9,691	9,711	9,394
Total current assets	398,704	346,557	286,584
Notes receivable	7,714	7,401	7,237
Note receivable – related party	3,541	4,090	3,967
Property and equipment, net	37,929	31,587	25,896
Deferred taxes	—	2,428	4,271
Deposits and other	2,176	1,257	2,730
Marketable securities – available for sale	98,076	72,004	93,228
Goodwill – net	91,559	75,595	75,644
Intangibles – net	137,321	98,867	96,720
Total Assets	$777,020	$639,786	$596,277
LIABILITIES
Current liabilities:
Accounts payable	$118,286	$69,747	$96,208
Accrued expenses	43,300	34,327	23,979
Income taxes payable	—	—	7,263
Contingent payment liability – current portion	22,731	14,133	5,899
Accrued incentive compensation	3,489	16,881	7,961
Total current liabilities	187,806	135,088	141,310
Contingent payment liability	39,999	23,788	36,904
Deferred rent	6,953	6,004	5,752
Deferred taxes	2,062	—	—
Other liabilities	131	148	163
Total Liabilities	236,951	165,028	184,129
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 60,000 shares authorized, 52,931, 51,408 and 51,217 shares issued, 44,528, 43,005 and 42,814 outstanding	5	5	5
Additional paid-in capital	202,468	186,325	178,663
Retained earnings	469,178	420,411	364,728
Other comprehensive income	1,031	678	1,384
Treasury stock – 8,403, 8,403 and 8,403 shares at cost	(132,543)	(132,543)	(132,543)
Total Steven Madden, Ltd. stockholders’ equity	540,139	474,876	412,237
Noncontrolling interests	(70)	(118)	(89)
Total stockholders’ equity	540,069	474,758	412,148
Total Liabilities and Stockholders’ Equity	$777,020	$639,786	$596,277

See accompanying notes to condensed consolidated financial statements unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$288,692	$209,152	$554,662	$374,907
Cost of sales	184,438	125,057	354,315	221,680
Gross profit	104,254	84,095	200,347	153,227

Commission and licensing fee income – net	4,252	4,432	8,725	8,999
Operating expenses	(66,702)	(51,339)	(131,909)	(97,583)
Impairment of note receivable and provision for litigation	(4,310)	—	(4,310)	—
Income from operations	37,494	37,188	72,853	64,643
Interest and other income – net	1,663	1,656	2,133	3,173
Income before provision for income taxes	39,157	38,844	74,986	67,816
Provision for income taxes	12,269	15,149	26,171	26,269
Net income	26,888	23,695	48,815	41,547
Net income (loss) attributable to noncontrolling interests	(11)	(89)	48	(89)
Net income attributable to Steven Madden, Ltd.	$26,899	$23,784	$48,767	$41,636

Basic net income per share	$0.63	$0.56	$1.14	$0.99

Diluted net income per share	$0.61	$0.55	$1.11	$0.97

Basic weighted average common shares outstanding	42,980	42,156	42,837	42,053
Effect of dilutive securities – options/restricted stock	963	1,103	1,075	972
Diluted weighted average common shares outstanding	43,943	43,259	43,912	43,025

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$26,888	$23,695	$48,815	$41,547
Other comprehensive income (loss) (net of tax):
Foreign currency translation adjustment	(81)	—	(93)	—
Unrealized gain (loss) on marketable securities	(162)	494	446	412

Total other comprehensive income (loss) (net of tax)	(243)	494	353	412

Comprehensive income	26,645	24,189	49,168	41,959
Comprehensive (loss) income attributable to noncontrolling interests	(11)	(89)	48	(89)

Comprehensive income attributable to Steven Madden, Ltd.	$26,656	$24,278	$49,120	$42,048

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$48,815	$41,547
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from the exercise of options	(3,243)	(3,841)
Depreciation and amortization	6,102	4,772
Loss on disposal of fixed assets	176	580
Impairment of note receivable	1,810	—
Stock-based compensation	7,950	5,565
Provision for doubtful accounts and chargebacks	(1,268)	(718)
Accrued interest on note receivable – related party	549	(118)
Deferred rent expense	1,018	(594)
Realized gain on sale of marketable securities	(715)	(438)
Changes in:
Accounts receivable	4,747	(1,040)
Due from factor	(34,916)	(28,555)
Inventories	(29,135)	(15,982)
Prepaid expenses, deposits and other assets	(2,514)	1,730
Accounts payable and other accrued expenses	43,681	18,986
Net cash provided by operating activities	43,057	21,894

Cash flows from investing activities:
Purchases of property and equipment	(8,030)	(5,973)
Purchases of marketable securities	(42,729)	(13,984)
Advance to seller of SM Canada	(3,085)	—
Payment of contingent liability	(2,367)	—
Sale of marketable securities	12,215	41,081
Acquisition, net of cash acquired	(29,367)	(85,234)
Net cash used in investing activities	(73,363)	(64,110)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,950	3,485
Tax benefit from the exercise of options	3,243	3,841
Net cash provided by financing activities	8,193	7,326
Net decrease in cash and cash equivalents	(22,113)	(34,890)
Cash and cash equivalents – beginning of period	102,830	66,151
Cash and cash equivalents – end of period	$80,717	$31,261

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2011 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 29, 2012.
Note B – Recently Adopted Accounting Standards
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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). Under ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option is selected, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 which became effective for the Company on January 1, 2012, only affected the presentation of financial statements and thus had no impact on the financial results or financial position. In October 2011, the FASB announced plans to defer the presentation of items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
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
Note E – Notes Receivable
As of June 30, 2012 and December 31, 2011, Notes Receivable were comprised of the following:

	June 30, 2012	December 31, 2011
Due from Bakers Footwear Group, Inc.	$4,129	$4,092
Due from Betsey Johnson LLC	500	3,309
Due from seller of SM Canada (see Note R)	3,085	—
Total	$7,714	$7,401
On August 26, 2010, the Company entered into a Debenture and Stock Purchase Agreement with Bakers Footwear Group, Inc. (“Bakers”) pursuant to which the Company paid $5,000 to acquire a subordinated debenture in the principal amount of $5,000 and 1,844,860 unregistered shares of Bakers common stock which trades on the Over-the-Counter Bulletin Board. The Company allocated $996 of the purchase price to the common stock and $4,004 to the subordinated debenture based upon their relative fair values. Interest accrues on the debenture at the rate of 11% per annum and is payable quarterly in cash. The principal amount of the debenture is payable by Bakers in four equal installments of $1,250 due on August 31, 2017, 2018, 2019 and 2020. The difference between the $4,004 purchase price of the debenture and the $5,000 principal amount of the debenture is considered original issue discount and is being amortized over the life of the debenture. As of June 30, 2012 and 2011, the total amount of the discount amortized was $125 and $52, bringing the value of the note to $4,129 and $4,056, respectively.
In April 2012, Betsey Johnson LLC filed for Chapter 11 protection in the United States Bankruptcy Court. Shortly thereafter, Betsey Johnson announced that it would commence an orderly liquidation of all of its assets. As a consequence of the bankruptcy, the note receivable due from Betsey Johnson LLC is considered impaired, and accordingly, the value of the note was reduced by $1,810 to $500 in the second quarter of 2012. The $1,810 charge was included in impairment of note receivable and provision for litigation line in the Condensed Consolidated Statements of Income. The note was valued using the estimated future recoveries from the bankruptcy proceeding.
Note F – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company common stock, which he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and extend the maturity date to June 30, 2015 at which time all principal and accrued interest would become due. On January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the note was again amended and restated (the “Third Amended and Restated Note”) to extend the maturity date to December 31, 2023 and eliminate accrual of interest after December 31, 2011. In addition, the Third Amended and Restated Note provides that, commencing on December 31, 2014 and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company provided that Mr. Madden

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
($ in thousands except share and per share data)

Note F – Note Receivable – Related Party (continued)

continues to be employed by the Company on each such December 31. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Condensed Consolidated Financial Statements. Due to the three-for-two stock split effected on May 3, 2010, the number of shares securing the loan increased from 510,000 shares to 765,000 shares. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest 555,000 shares of the Company’s common stock, retaining 210,000 shares with a total market value on that date of $6,798, as collateral for the loan. Subsequently, pursuant to the three-for-two stock split effected on May 31, 2011, the number of shares securing the repayment of the loan has increased from 210,000 shares to 315,000 shares. On June 30, 2012, the total market value of these shares was $10,001. Pursuant to the elimination of further interest accumulation under the Third Amended and Restated Note, the outstanding principal and the accrued interest as of December 31, 2011 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
Note G – Marketable Securities
Marketable securities consist primarily of corporate bonds with maturities greater than three months and up to ten years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three- and six-month periods ended June 30, 2012, the amortization of bond premiums totals $279 and $529, respectively, compared to $321 and $664 for the comparable periods in 2011. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk.
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

 The Company’s financial assets and liabilities subject to fair value measurements as of June 30, 2012 and December 31, 2011 are as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
($ in thousands except share and per share data)

Note H – Fair Value Measurement (continued)

		June 30, 2012
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12,286	$12,286	$—	$—
Current marketable securities – available for sale	11,011	11,011	—	—
Investment in Bakers	996	—	996	—
Note receivable – related party	3,541	—	—	3,541
Note receivable – Bakers	4,129	—	—	4,129
Note receivable – Betsey Johnson	500	—	—	500
Note receivable – Seller of SM Canada	3,085	—	—	3,085
Long-term marketable securities – available for sale	98,076	98,076	—	—
Total assets	$133,624	$121,373	$996	$11,255
Liabilities:
Contingent consideration	$62,730	—	—	$62,730
Total liabilities	$62,730	—	—	$62,730

		December 31, 2011
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$57,652	$57,652	$—	$—
Current marketable securities – available for sale	5,659	5,659	—	—
Investment in Bakers	996	—	996	—
Note receivable – related party	4,090	—	—	4,090
Note receivable – Bakers	4,092	—	—	4,092
Note receivable – Betsey Johnson	3,309	—	—	3,309
Long-term marketable securities – available for sale	72,004	72,004	—	—
Total assets	$147,802	$135,315	$996	$11,491
Liabilities:
Contingent consideration	$37,921	—	—	$37,921
Total liabilities	$37,921	—	—	$37,921

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
($ in thousands except share and per share data)

Note H – Fair Value Measurement (continued)
Pursuant to the Debenture and Stock Purchase Agreement with Bakers (see Note E), the Company acquired 1,844,860 unregistered shares of Bakers common stock, which trades on the OTC Bulletin Board. These shares, which are thinly traded, were valued using the quoted price of similar registered shares of Bakers common stock adjusted for the effect of the transfer restriction, considering factors such as the nature and duration of the transfer restriction, the volatility of the stock and the risk free interest rate. The shares are included in deposits and other assets on the Company’s Condensed Consolidated Balance Sheets. For the note receivable due from Bakers (see Note E), which was purchased at a substantial discount, the carrying value was determined to be the fair value. For the note receivable due from related party and due from the sellers of SM Canada (see Note R), the carrying value was determined to be the fair value, based upon their imputed or actual interest rates, which approximate current market interest rates. In April of 2012, Betsey Johnson announced that it would commence an orderly liquidation under the protection of U.S. Bankruptcy Court. The note receivable due from Betsey Johnson was valued using the estimated future recoveries from the bankruptcy proceeding.

The Company has recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of SM Canada (see Note R). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada, earn-out payments will be due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period.

The Company has recorded a liability for potential contingent consideration in connection with the May 25, 2011 acquisition of Cejon Inc., Cejon Accessories, Inc. and New East Designs, LLC (collectively "Cejon") (see Note R). Pursuant to the terms of an earn-out agreement between the Company and the sellers of Cejon, earn-out payments will be made annually to the sellers of Cejon, based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period.

The Company has recorded a liability for potential contingent consideration in connection with the May 20, 2011 acquisition of The Topline Corporation ("Topline") (see Note R). Pursuant to the terms of the acquisition agreement, an earn-out payment will be made to the seller of Topline based on the financial performance of Topline for the twelve-month period ending on June 30, 2012. The fair value of the contingent payment was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period.

The Company has recorded a liability for contingent consideration as a result of the February 10, 2010 acquisition of Big Buddha, Inc. The contingent consideration will be payable to the seller of Big Buddha based on the financial performance of Big Buddha for each of the twelve-month periods ending on March 31, 2011, 2012 and 2013. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
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

The Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and sleepwear. In addition, the Company licenses the Betsey Johnson® trademarks for use in connection with the manufacture, marketing and sale of sleepwear, jewelry, swimwear, eyewear, watches, fragrances, outerwear and luggage. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission and a design fee on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
($ in thousands except share and per share data)

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
Note O – Income Taxes

During the second quarter of 2012, the Company determined to invest indefinitely, a portion of its 2012 earnings from its foreign operations in its Canadian operations. As a result of this investment, the Company's effective income tax rate decreased to 31.3% and 34.9% for the three and six months ended June 30, 2012, respectively.
Note P – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted stock subject to forfeiture. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For both the three- and six-month periods ended June 30, 2012, options exercisable into approximately 85,000 shares of common stock, respectively, have been excluded in the calculation of diluted income per share as compared with 150,000 shares that were excluded for both the three- and six-month periods ended June 30, 2011, as the result would have been antidilutive. For the three- and six-month periods ended June 30, 2012 and 2011, the unvested restricted stock awards were dilutive.
Note Q – Stock-Based Compensation

In March 2006, the Board of Directors approved the Steven Madden, Ltd. 2006 Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The stockholders approved the Plan on May 26, 2006. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan from 2,700,000 to 3,487,500. On May 22, 2009, the stockholders approved a second amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 9,144,000. On May 25, 2012, the stockholders approved a third amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 15,644,000. The following table summarizes the number of shares of common stock authorized for use under the Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the Plan and the number of shares of common stock available for the grant of stock-based awards under the Plan:

Common stock authorized	15,644,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(8,655,000)

Common stock available for grant of stock-based awards as of June 30, 2012	6,989,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
($ in thousands except share and per share data)

 Note Q – Stock-Based Compensation (continued)

Total equity-based compensation for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Restricted stock	$2,407	$1,420	$4,858	$2,608
Stock options	1,536	1,620	3,092	2,957
Total	$3,943	$3,040	$7,950	$5,565

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three- and six-month periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from stock options exercised	$1,478	$3,254	$4,950	$3,485
Intrinsic value of stock options exercised	$2,963	$7,510	$8,232	$7,799

During the three and six months ended June 30, 2012, options to purchase approximately 456,000 shares of common stock with a weighted average exercise price of $14.75 and options to purchase approximately 680,000 shares of common stock with a weighted average exercise price of $17.55 vested, respectively. During the three and six months ended June 30, 2011, options to purchase approximately 489,000 shares of common stock with a weighted average exercise price of $13.48 and options to purchase approximately 611,000 shares of common stock with a weighted average exercise price of $13.92 vested, respectively. As of June 30, 2012, there were unvested options relating to 1,348,000 shares of common stock with a total of $9,054 of unrecognized compensation cost and an average vesting period of 2.2 years.

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

	2012	2011
Volatility	41.1% to 47.4%	47.6% to 48.7%
Risk free interest rate	0.48% to 0.87%	1.22% to 1.78%
Expected life in years	3.1 to 4.6	2.8 to 4.4
Dividend yield	0.00%	0.00%
Weighted average fair value	$14.03	$10.83

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
($ in thousands except share and per share data)

Note Q – Stock-Based Compensation (continued)

Activity relating to stock options granted under the Company’s plans and outside the plans during the six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,703,000	$17.79
Granted	190,000	40.71
Exercised	(316,000)	15.69
Cancelled/Forfeited	(1,000)	24.71
Outstanding at June 30, 2012	2,576,000	$19.73	4.5 years	$33,405
Exercisable at June 30, 2012	1,228,000	$16.49	4.0 years	$19,328

Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2012 and 2011:

	2012		2011
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1	671,000	$25.44	563,000	$17.20
Granted	1,140,000	41.13	323,000	31.16
Vested	(169,000)	24.80	(179,000)	14.93
Forfeited	—	—	—	—
Non-vested at June 30	1,642,000	$36.40	707,000	$24.15

As of June 30, 2012, there was $55,362 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 9 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment of Mr. Madden’s existing employment agreement, pursuant to which, on February 8, 2012, Mr. Madden was granted 975,371 restricted shares of the Company’s common stock at the then market price of $41.01, which will vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. Pursuant to the contract, on June 30, 2012, Mr. Madden exercised his right to receive an additional restricted stock award, and on July 3, 2012 he was granted 1,262,228 restricted shares of the Company's common stock at the then market price of $31.69, which will vest in the same manner as the prior grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
($ in thousands except share and per share data)

Note R – Acquisitions

Steve Madden Canada

On February 21, 2012, the Company purchased all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, “SM Canada”), the Company’s sole distributor in Canada since 1994, comprising SM Canada’s footwear, handbags and accessories wholesale and retail businesses. The transaction was completed for consideration of approximately $29,367 plus potential earn-out payments of up to a maximum of $38,000 (Canadian dollars, which converts to approximately the same in US dollars), in the aggregate, based on achievement of certain earnings targets for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. As of June 30, 2012, the Company estimates the fair value of the contingent consideration to be $19,975.

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

Accounts receivable	$2,496
Inventory	2,220
Prepaid expenses and other assets	147
Fixed assets	1,005
Re-acquired right	35,200
Customer relationships	4,400
Non-compete agreement	455
Accounts payable	(2,645)
Accrued expenses	(802)
Total fair value excluding goodwill	42,476
Goodwill	4,185

Net assets acquired	$46,661

Prior to the acquisition, the Company and SM Canada had a preexisting relationship under which SM Canada had the right to use the Steve Madden brand throughout Canada in connection with the sale and distribution of merchandise. The settlement of the preexisting relationship is considered a re-acquired right and was valued based on the present value of estimated future cash flows.

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

The Company incurred approximately $951 in acquisition related costs applicable to the SM Canada transaction, $800 of which were incurred in 2012. These expenses are included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

In connection with the acquisition, the Company provided an interest free loan to the seller of SM Canada in the principal amount of $3,107 (Canadian dollars, $3,085 in US dollars). The note will be paid in five annual installments which are due on the dates the five annual earn-out payments are paid. The note was recorded net of the imputed interest, which will be amortized to income over the term of the note.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
($ in thousands except share and per share data)

Note R – Acquisitions (continued)

Cejon

On May 25, 2011, the Company acquired all of the outstanding shares of capital stock of closely held Cejon, Inc. and Cejon Accessories, Inc. from the sole stockholder of these companies, as well as all of the outstanding membership interests in New East Designs, LLC (together with Cejon Inc. and Cejon Accessories, “Cejon”) from its members (together with the sole stockholder of Cejon, the “Cejon Sellers”). Founded in 1991, Cejon designs, markets and sells cold weather accessories, fashion scarves, wraps and other trend accessories primarily under the Cejon brand name, private labels and under the Steve Madden brand name. Cejon had been a licensee of the Company for cold weather and selected other fashion accessories since September 2006. Management expects the Cejon acquisition will further strengthen and expand the Company’s accessories platform. The acquisition was completed for consideration of approximately $29,502 cash plus potential contingent payments pursuant to an earn-out agreement with the Cejon Sellers. The earn-out agreement specifies two tiers of potential payments to the Cejon Sellers based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The tier one earn-out is based on a graduated percentage of EBITDA up to a maximum EBITDA of $11,000 in each of the earn-out periods, provided that the total aggregate payments under this tier do not exceed $25,000. The tier two earn-out is based on a multiple of the amount that EBITDA exceeds certain levels in each of the earn-out periods, provided that the total aggregate payments under this tier do not exceed $33,000.

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of Cejon were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The purchase price has been allocated as follows:

Accounts receivable	$3,631
Inventory	3,998
Prepaid expenses and other current assets	196
Fixed assets	190
Trade name	27,065
Customer relationships	3,225
Non-compete agreement	305
Other assets	24
Accounts payable	(1,318)
Accrued expenses	(2,242)
Total fair value excluding goodwill	35,074
Goodwill	17,759

Net assets acquired	$52,833

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
($ in thousands except share and per share data)

Note R – Acquisitions (continued)

Topline

On May 20, 2011, the Company acquired all of the outstanding shares of capital stock of the closely held company, Topline from its sole stockholder (the “Topline Seller”). Founded in 1980, Topline and its subsidiaries design, manufacture, market and sell private label and branded women’s footwear primarily to department stores, specialty retailers and mass merchants. Topline has sourcing capabilities, sample making facilities and product development capabilities in China, including personnel and facilities engaged in direct sourcing. Management believes that Topline is an excellent strategic fit for the Company. The acquisition was completed for consideration of approximately $56,128 cash, plus potential contingent payments pursuant to an earn-out agreement with the Topline Seller. The earn-out agreement provides for potential payments to the Topline Seller based on the financial performance of Topline for the twelve-month period ending on June 30, 2012. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period (see Note H).

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of Topline were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The purchase price, net of an estimated working capital adjustment due to the Company, has been allocated as follows:

Accounts receivable	$55,950
Inventory	8,460
Prepaid expenses and other current assets	990
Fixed assets	3,895
Trade name	16,600
Customer relationships	7,900
Non-compete agreement	300
Other assets	108
Accounts payable	(40,475)
Accrued expenses	(7,784)
Income tax payable	(3,082)
Deferred tax liability	(8,491)
Total fair value excluding goodwill	34,371
Goodwill	31,003

Net assets acquired	$65,374

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
($ in thousands except share and per share data)

Note S – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of June 30, 2012:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount
Balance at January 1, 2012	$20,939	$49,155	5,501	$75,595
Purchase accounting adjustment	11,610	169		11,779
Acquisition of SM Canada	2,971	—	1,214	4,185
Balance at June 30, 2012	$35,520	$49,324	6,715	$91,559
The following table details identifiable intangible assets as of June 30, 2012:

	Estimated Lives	Cost Basis	Accumulated Amortization	Net Carrying Amount
Trade names	6–10 years	$4,590	$1,401	$3,189
Customer relationships	10 years	27,234	6,267	20,967
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	2,440	1,363	1,077
Other	3 years	14	14	—
		39,878	14,645	25,233
Re-acquired right	indefinite	35,200	—	35,200
Tradenames	indefinite	76,888	—	76,888
		$151,966	$14,645	$137,321

The estimated future amortization expense of purchased intangibles as of June 30, 2012 is as follows:

2012 (remaining six months)	$1,661
2013	3,351
2014	3,284
2015	3,101
2016	2,795
Thereafter	11,041
$25,233

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
($ in thousands except share and per share data)

Note T – Commitments, Contingencies and Other
Legal proceedings:

(a)
On July 19, 2011, an individual purporting to act on behalf of a class of similarly situated individuals commenced a civil action in the United States District Court for the Central District of California, Samantha Ellison, individually and on behalf of a class of similarly situated individuals v. Steven Madden, Ltd., No. CV11-05935 (the “Ellison Action”). The Ellison Action asserts that the Company made unsolicited commercial text calls to wireless telephone numbers of the class in violation of the Telecommunications Privacy Act and seeks, on behalf of the class, an injunction requiring the Company to cease all wireless spam activities and an award of statutory damages to the class members together with costs and reasonable attorneys' fees. The Company responded by challenging the suit on several grounds. Settlement discussions have resulted in a settlement being reached on July 30, 2012 for an aggregate gross fund amount of $10,000, including all settlement costs and administration fees, as well as the fees recoverable by class counsel. As the settlement calls for the reversion of all monies not paid to class claimants, it is possible that the actual settlement amount paid will be substantially less than $10,000. In addition, the Company's insurance coverage will cover a portion of the settlement at the rate of 45% of the initial settlement payment of $5,000 and 30% of amounts over and above the initial settlement payment. The settlement remains subject to Court approval. Based on the settlement as contemplated and applying the insurance coverage as applicable, the maximum exposure to the Company is approximately $6,250, however, in light of historical "take rates" in cases of this type, counsel estimates that the actual liability to the Company will be between approximately $2,000 and $2,500. Accordingly, the Company has recorded a liability in the amount of $2,500 in the second quarter of 2012. This liability is subject to change to reflect any change in the status of this matter.

(b)
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

(c)
On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. Subsequently, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit. In September of 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1,400. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3,045, and accordingly, a liability for this amount was recorded as of December 31, 2009. The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, of Regulations and Rulings, under internal advice procedures. On September 20, 2010, the Company was advised by legal counsel that U.S. Customs had issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and one of its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable. With respect to the second

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
($ in thousands except share and per share data)

Note T – Commitments, Contingencies and Other (continued)

buying agent, U.S. Customs also ruled that beginning in February of 2002, commissions paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable. However, U.S. Customs found that the Company’s pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer’s agent relationship between the Company and the agent and that commissions paid to the second agent under such buying agreements, in fact, were dutiable. On the basis of the U.S. Customs ruling, the Company reevaluated the liability in the case and believes that it is not likely to exceed $1,248 and the liability was reduced from $3,045 to such amount as of September 30, 2010.
In November 21, 2011, U.S. Customs issued a pre-penalty notice to the Company in which it alleges that gross negligence by the Company resulted in an underpayment of duties with respect to certain pre-2002 buying agreements and claims that the Company owes $342 as an additional duty and $1,367 in monetary penalties. In its February 16, 2012 response to the pre-penalty notice, the Company submitted that it owes no additional duty and, further, did not through negligence or gross negligence fail to pay any duty or engage in conduct amounting to either gross negligence or negligence. The Company requested that U.S. Customs withdraw its proposal to issue a notice of penalty and take no further adverse action against the Company. In the event that U.S. Customs is not inclined to withdraw the pre-penalty notice after review of the Company’s response, the Company has requested the opportunity to make an oral presentation to U.S. Customs prior to the issuance of a notice of penalty. In the event that U.S. Customs decides to issue a notice of penalty, the Company intends to file a petition for relief requesting a reduction of the level of culpability and mitigation of the penalty amount assessed. The maximum total amount of damages related to this matter is approximately $1,700 for which the Company has accrued $1,248.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
($ in thousands except share and per share data)

Note U – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass merchants and specialty stores, derives revenue, both domestically and worldwide through our international business, from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue from sales to department, mid-tier retailers, mass merchants and specialty stores, domestically and worldwide through our international business. Our aforementioned Wholesale Footwear and Wholesale Accessories segments international business derive revenue from Canada and, under special distribution arrangements, from Asia, Europe, the Middle East, Mexico, Australia, India and Central and South America. The Retail segment, through the operation of Company-owned retail stores in the United States and Canada and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying/selling agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and sleepwear. In addition, this segment licenses the Betsey Johnson® trademarks for use in connection with the manufacture, marketing and sale of sleepwear, jewelry, swimwear, eyewear, watches, fragrances, outerwear and luggage.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
($ in thousands except share and per share data)

Note U – Operating Segment Information (continued)

As of and three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Corporate	Consolidated
June 30, 2012:
Net sales to external customers	$198,694	$49,439	$248,133	$40,559				$288,692
Gross profit	59,448	18,955	78,403	25,851				104,254
Commissions and licensing fees – net	—	—	—	—	$2,412	$1,840		4,252
Income from operations	24,692	8,558	33,250	4,302	2,412	1,840	(4,310)	37,494
Segment assets	$487,029	$156,740	643,769	81,682	51,569	—		777,020
Capital expenditures			$1,152	$3,608	$—	$—		$4,760
June 30, 2011:
Net sales to external customers	$148,530	$26,642	$175,172	$33,980				$209,152
Gross profit	51,913	10,163	62,076	22,019				84,095
Commissions and licensing fees – net	—	—	—	—	$2,612	$1,820		4,432
Income from operations	23,890	3,020	26,910	5,846	2,612	1,820	—	37,188
Segment assets	$349,839	$133,718	483,557	66,239	46,481	—		596,277
Capital expenditures			$1,221	$1,050	$—	$—		$2,271

As of and six months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Corporate	Consolidated
June 30, 2012:
Net sales to external customers	$390,194	$86,882	$477,076	$77,586				$554,662
Gross profit	118,176	34,085	152,261	48,086				200,347
Commissions and licensing fees – net	—	—	—	—	$4,740	$3,985		8,725
Income from operations	48,180	13,825	62,005	6,433	4,740	3,985	(4,310)	72,853
Segment assets	$487,029	$156,740	643,769	81,682	51,569	—		777,020
Capital expenditures			$2,133	$5,897	$—	$—		$8,030
June 30, 2011:
Net sales to external customers	$256,981	$52,450	$309,431	$65,476				$374,907
Gross profit	92,663	20,240	112,903	40,324				153,227
Commissions and licensing fees – net	—	—	—	—	$5,287	$3,712		8,999
Income from operations	42,097	7,646	49,743	5,901	5,287	3,712	—	64,643
Segment assets	$349,839	$133,718	483,557	66,239	46,481	—		596,277
Capital expenditures			$3,637	$2,336	$—	$—		$5,973

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements –Unaudited
June 30, 2012
($ in thousands except share and per share data)

Note U – Operating Segment Information (continued)

Revenues by geographic area for the three- and six-month quarters ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Domestic	$267,658	$195,724	$519,303	$352,535
International	21,034	13,428	35,359	22,372
Total	$288,692	$209,152	$554,662	$374,907

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

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively the “Company”) design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell name brand and private label fashion handbags and accessories, through our Accessories Division. We distribute our products through department stores, specialty stores, luxury retailers, national chains, mass merchants and in our retail stores and our e-commerce websites throughout the United States, Canada and under special distribution arrangements in Asia, Europe, the Middle East, Mexico, Australia, India and Central and South America. Our product line includes a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points.

For the quarter ended June 30, 2012, the Company posted positive sales and earnings growth, despite a challenging retail environment. In the second quarter of 2012, net sales increased 38% to $288,692 from $209,152 in the same period of last year. Net income increased 13% to $26,899 in the second quarter of 2012 compared to $23,784 in the same period of last year. Net income included $2,500 reserved for a class action lawsuit related to unauthorized text messaging and a $1,810 charge for impairment of a note receivable from our former licensee for Betsey Johnson retail and apparel. The effective tax rate for the second quarter of 2012 decreased to 31.3% compared to 39.0% in the second quarter of last year due primarily to a tax benefit of $2,800 related to the year-to-date impact of a portion of earnings from the Company's foreign operations that have been invested indefinitely in its Canadian operations. Diluted earnings per share increased to $0.61 per share on 43,943,000 diluted weighted average shares outstanding compared to $0.55 per share on 43,259,000 diluted weighted average shares outstanding in the first quarter of last year.

In our retail segment, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout the second quarters of 2012 and 2011) increased 6.8%, and sales per square foot increased to $849 in 2012 compared to sales per square foot of $824 in 2011. As of June 30, 2012, we had 96 stores in operation, compared to 83 stores as of June 30, 2011.
Our inventory turnover (calculated on a trailing twelve month average) increased to 10.5 times compared to 9.8 times in the prior comparable period of last year. Our accounts receivable average collection days were 67 days in the second quarter of 2012 compared to 60 days in the same period of 2011, primarily due to the addition of our Topline and Cejon businesses and the significant growth in our private label Target business, all of which have customers with extended payment terms. As of June 30, 2012, we had $189,804 in cash, cash equivalents and marketable securities, no short or long-term debt, and total stockholders’ equity of $540,069. Working capital increased to $210,898 as of June 30, 2012, compared to $145,274 on June 30, 2011.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended
June 30,
($ in thousands)

	2012		2011
CONSOLIDATED:
Net sales	$288,692	100.0%	$209,152	100.0%
Cost of sales	184,438	63.9%	125,057	59.8%
Gross profit	104,254	36.1%	84,095	40.2%
Other operating income – net of expenses	4,252	1.5%	4,432	2.1%
Operating expenses	66,702	23.1%	51,339	24.5%
Impairment of note receivable and provision for litigation	4,310	1.5%	—	—%
Income from operations	37,494	13.0%	37,188	17.8%
Interest and other income – net	1,663	0.6%	1,656	0.8%
Income before income taxes	39,157	13.6%	38,844	18.6%
Net income	26,899	9.3%	23,784	11.4%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$198,694	100.0%	$148,530	100.0%
Cost of sales	139,246	70.1%	96,617	65.0%
Gross profit	59,448	29.9%	51,913	35.0%
Operating expenses	34,756	17.5%	28,023	18.9%
Income from operations	24,692	12.4%	23,890	16.1%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$49,439	100.0%	$26,642	100.0%
Cost of sales	30,484	61.7%	16,479	61.9%
Gross profit	18,955	38.3%	10,163	38.1%
Operating expenses	10,397	21.0%	7,143	26.8%
Income from operations	8,558	17.3%	3,020	11.3%

RETAIL SEGMENT:
Net sales	$40,559	100.0%	$33,980	100.0%
Cost of sales	14,708	36.3%	11,961	35.2%
Gross profit	25,851	63.7%	22,019	64.8%
Operating expenses	21,549	53.1%	16,173	47.6%
Income from operations	4,302	10.6%	5,846	17.2%
Number of stores	96		83

FIRST COST SEGMENT:
Other commission income – net of expenses	$2,412	100.0%	$2,612	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$1,840	100.0%	$1,820	100.0%

Selected Financial Information
Six Months Ended
June 30,
($ in thousands)

	2012		2011
CONSOLIDATED:
Net sales	$554,662	100.0%	$374,907	100.0%
Cost of sales	354,315	63.9%	221,680	59.1%
Gross profit	200,347	36.1%	153,227	40.9%
Other operating income – net of expenses	8,725	1.6%	8,999	2.4%
Operating expenses	131,909	23.8%	97,583	26.0%
Impairment of note receivable and provision for litigation	4,310	1.5%	—	—%
Income from operations	72,853	13.1%	64,643	17.2%
Interest and other income – net	2,133	0.4%	3,173	0.8%
Income before income taxes	74,986	13.5%	67,816	18.1%
Net income	48,767	8.8%	41,636	11.1%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$390,194	100.0%	$256,981	100.0%
Cost of sales	272,018	69.7%	164,318	63.9%
Gross profit	118,176	30.3%	92,663	36.1%
Operating expenses	69,996	17.9%	50,566	19.7%
Income from operations	48,180	12.3%	42,097	16.4%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$86,882	100.0%	$52,450	100.0%
Cost of sales	52,797	60.8%	32,210	61.4%
Gross profit	34,085	39.2%	20,240	38.6%
Operating expenses	20,260	23.3%	12,594	24.0%
Income from operations	13,825	15.9%	7,646	14.6%

RETAIL SEGMENT:
Net sales	$77,586	100.0%	$65,476	100.0%
Cost of sales	29,500	38.0%	25,152	38.4%
Gross profit	48,086	62.0%	40,324	61.6%
Operating expenses	41,653	53.7%	34,423	52.6%
Income from operations	6,433	8.3%	5,901	9.0%
Number of stores	96		83

FIRST COST SEGMENT:
Other commission income – net of expenses	$4,740	100.0%	$5,287	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$3,985	100.0%	$3,712	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Consolidated:
Net sales for the three months ended June 30, 2012 increased 38% to $288,692 compared to $209,152 in the same period of last year. Excluding sales from recently acquired SM Canada and our two acquisitions from May of 2011, Topline and Cejon, organic net sales rose 18.5%. Our gross margin decreased to 36.1% for the second quarter of 2012 from 40.2% in the second quarter of 2011, primarily due to sales mix shifts in our Wholesale Footwear segment as a result of the addition of the Topline business, and significant sales increases in our Target private label business and our international business, which typically achieve lower gross margins. Excluding these mix shifts, wholesale gross margin was up approximately 20 basis points compared to the prior year. Operating expenses increased in the second quarter of this year to $66,702 from $51,339 in the second quarter of last year, primarily due to incremental costs associated with the aforementioned new divisions, SM Canada, Topline and Cejon. As a percentage of sales operating expenses decreased to 23.1% in the second quarter of 2012 from 24.5% in the same period of last year, reflecting leverage gained from sales increases. In the second quarter of 2012, we recorded charges of $2,500 for a class action lawsuit related to unauthorized text messaging and $1,810 for impairment of a note receivable from our former licensee for Betsey Johnson retail and apparel. Our commission and licensing fee income decreased to $4,252 in the second quarter of 2012 compared to $4,432 in the second quarter of 2011. The effective tax rate for the second quarter of 2012 decreased to 31.3% compared to 39% in the second quarter of last year due primarily to a tax benefit of $2,800 related to the year-to-date impact of a portion of earnings from the Company's foreign operations that have been invested indefinitely in its Canadian operations. Net income for the second quarter of 2012 increased 13% to $26,899 compared to net income for the quarter ended June 30, 2011 of $23,784.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $198,694 or 69%, and $148,530 or 71% of our total net sales for the second quarter of 2012 and 2011, respectively. The increase in net sales is partially due to incremental sales from our recently acquired SM Canada and our Topline business acquired in May of 2011. Excluding sales from SM Canada and Topline, organic net sales growth was 10.8%. The organic increase in sales was driven by strong gains in our wholesale private label business as well as double digit sales gains in Olsenboye, Big Buddha shoes and Steve Madden Kids. In addition, our new Superga brand, which began shipping in the first quarter of this year, contributed to the increase of net sales in the second quarter of 2012.
Gross profit margin in the Wholesale Footwear segment decreased to 29.9% in the second quarter of 2012 from 35.0% in the same period last year, primarily due to sales mix shifts as a result of the addition of the Topline business, and sales increases in our Target private label business and our international business, which typically achieve lower gross margins. Operating expenses increased to $34,756 in the second quarter of 2012 from $28,023 in the same period of last year. As a percentage of sales, operating expenses improved to 17.5% in the second quarter of 2012 from 18.9% in the same period of 2011, reflecting leverage from increased sales. Income from operations for the Wholesale Footwear segment increased to $24,692 for the quarter ended June 30, 2012 compared to $23,890 for the same period of last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $49,439 or 17%, and $26,642 or 13% of total Company net sales for the second quarters of 2012 and 2011, respectively. This 86% increase in net sales is partially due to sales contributed by our new Cejon business, which we acquired in the second quarter of 2011. Exclusive of Cejon, organic growth in the Accessories segment was 65%. The organic increase in sales was propelled by a 145% net sales increase in Steve Madden® handbags and an 81% increase in Betsey Johnson® handbags achieved in the second quarter of 2012 when compared to the same period of last year. We also realized double digit sales increases in our private label business, Big Buddha brand and in our belt business in the second quarter of 2012.
Gross profit margin in the Wholesale Accessories segment increased to 38.3% in the second quarter of this year from 38.1% in the same period last year, primarily due to the significant growth of our Steve Madden® and Betsey Johnson® handbag businesses, which typically achieve higher gross margins. In the second quarter of 2012, operating expenses increased to $10,397 compared to $7,143 in the prior year. As a percentage of sales, operating expenses improved to 21.0% in the second quarter of 2012 from 26.8% in the same period of 2011, reflecting leverage from increased sales. Income from operations for the Wholesale Accessories segment increased 183% to $8,558 for the three-month period ended June 30, 2012 compared to $3,020 for the same period of last year.

Retail Segment:
In the second quarter of 2012, net sales from the Retail segment accounted for $40,559 or 14% of our total net sales compared to $33,980 or 16% of our total net sales in the same period last year. We opened twelve new stores, acquired seven stores as part of the acquisition of SM Canada, established a Superga online store and closed seven under-performing stores during the twelve months ended June 30, 2012. As a result, we had 96 retail stores as of June 30, 2012 compared to 83 stores as of June 30, 2011. The 96 stores currently in operation include 81 Steve Madden® stores, eight Steve Madden® outlet stores, three Steven® stores, one Report® store, one Superga store and two e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the second quarters of 2012 and 2011) increased 6.8% in the second quarter of this year. In the quarter ended June 30, 2012, gross margin decreased to 63.7% from 64.8% in the same period of 2011, primarily due to an increase in promotional selling. In the second quarter of 2012, operating expenses increased to $21,549 compared to $16,173 in the second quarter of last year, primarily due to the incremental cost associated with the addition of the twelve stores we opened and seven stores we acquired from SM Canada since the first quarter of last year, net of cost reductions from the seven stores we closed during the period. Income from operations for the Retail segment decreased to $4,302 in the second quarter of this year from $5,846 in the same period of last year.

First Cost Segment:
The First Cost segment generated net commission income and design fees of $2,412 for the three-month period ended June 30, 2012, compared to $2,612 for the comparable period of 2011. This decrease is due to declines with first cost customers Bakers, K-Mart and Sears.

Licensing Segment:
Licensing income was $1,840 and $1,820 for the three months ended June 30, 2012 and 2011, respectively. The loss of revenue from the bankruptcy of our licensee in the apparel category was offset by an overall 8% increase in revenue from our other licensees.
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Consolidated:
Net sales for the six months ended June 30, 2012 increased 48% to $554,662 from $374,907 for the comparable period of 2011. Excluding sales from recently acquired SM Canada and our two acquisitions from May of 2011, Topline and Cejon, organic net sales rose 18.3%. During the six months ended June 30, 2012, gross margin decreased to 36.1% compared to 40.9% in the same period of last year, primarily due to sales mix shifts in our Wholesale Footwear segment as a result of the addition of the Topline business, and significant sales increases in our Target private label business and our international business, which typically achieve lower gross margins. Operating expenses increased for the six months ended June 30, 2012 to $131,909 from $97,583 in the same period of the prior year, primarily due to incremental costs associated with the aforementioned new divisions, SM Canada, Topline and Cejon. As a percentage of sales, operating expenses decreased in the first half of this year to 23.8% from 26.0% in the same period of last year. In the second quarter of 2012, we recorded charges of $2,500 for a class action lawsuit related to unauthorized text messaging and $1,810 for impairment of a note receivable from our former licensee for Betsey Johnson retail and apparel. Commission and licensing fee income decreased to $8,725 in the first six months of 2012 compared to $8,999 in the first six months of 2011. The effective tax rate for the six months ended 2012 decreased to 34.9% compared to 38.7% in the same period of last year due primarily to a tax benefit of $2,800 related to the year-to-date impact of a portion of earnings from the Company's foreign operations that have been invested indefinitely in its Canadian operations. Net income increased to $48,767 in the first six months of this year compared to $41,636 in the same period last year.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $390,194 or 70% and $256,981 or 69% of our total net sales for the first six months of 2012 and 2011, respectively. The increase in net sales is partially due to incremental sales from our recently acquired SM Canada and our Topline business acquired in May of 2011. Excluding sales from SM Canada and Topline, organic net sales growth was 13.7%, driven by a 76% increase in net sales in our wholesale private label business. In addition, our signature Steve Madden® Women's brand achieved a 12% increase in sales for the period as the result of strong selling in the first quarter of the year. Double digit sales gains in Olsenboye, Betsey Johnson shoes and Steve Madden Kids also contributed to the increase in net sales. Finally, our new Superga brand, which began shipping in the first quarter of this year, contributed to the increase sales in the first half of 2012.

Gross profit margin decreased to 30.3% in the first six months of this year from 36.1% in the same period last year, primarily due to sales mix shifts as a result of the addition of the Topline business, and significant sales increases in our Target private label business and our international business, which typically achieve lower gross margins. In the first six months of 2012, operating expenses increased to $69,996 from $50,566 in the same period of 2011. As a percentage of sales, operating expenses improved to 17.9% in the first six months of 2012 from 19.7% in the same period of last year reflecting leverage from increased sales. Income from operations for the Wholesale Footwear segment increased to $48,180 for the six-month period ended June 30, 2012 compared to $42,097 for the same period of 2011.
Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $86,882 or 16% and $52,450 or 14% of total Company net sales for the six months ended June 30, 2012 and 2011, respectively. This 66% increase in net sales is partially due to sales contributed by our new Cejon business, which we acquired in the second quarter of 2011. Exclusive of Cejon, organic growth in the Accessories segment was 40%. This increase in organic sales was propelled by a 132% net sales increase in Steve Madden® handbags and an 89% increase in Betsey Johnson® handbags achieved in the first half of 2012 when compared to the same period of last year. In the first half of 2012, we also realized double digit sales increases in the Big Buddha brand and in our private label business.

Gross profit margin in the Wholesale Accessories segment increased to 39.2% in the first half of this year from 38.6% in the same period last year, primarily due to the significant growth of our Steve Madden® and Betsey Johnson® handbag businesses, which typically achieve higher gross margins. In the first six months of 2012, operating expenses increased to $20,260 compared to $12,594 in the first six months of 2011. As a percentage of sales, operating expenses improved to 23.3% in the first half of 2012 from 24.0% in the same period of 2011, reflecting leverage from increased sales. Income from operations for the Wholesale Accessories segment increased 81% to $13,825 for the six months ended June 30, 2012 compared to $7,646 for the same period of 2011.

Retail Segment:
In the first six months of 2012, net sales from the Retail segment accounted for $77,586 or 14% of our total net sales compared to $65,476 or 17% of total net sales in the same period last year. We opened twelve new stores, acquired seven stores as part of the acquisition of SM Canada, established a Superga online store and closed seven under-performing stores during the twelve months ended June 30, 2012. As a result, we had 96 retail stores as of June 30, 2012 compared to 83 stores as of June 30, 2011. The 96 stores currently in operation include 81 Steve Madden® stores, eight Steve Madden® outlet stores, three Steven® stores, one Report® store, one Superga store and two e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first six months of 2012 and 2011) increased 9.3% in the first six months of this year. The gross margin in the Retail segment increased to 62.0% in the six months ended June 30, 2012 from 61.6% in the corresponding six months of 2011 primarily due to improved operating efficiencies. During the first half of 2012, operating expenses were $41,653 compared to $34,423 in the same period of last year, primarily due to the incremental cost associated with the addition of the twelve stores we opened and seven stores we acquired from SM Canada since June 30 of last year, net of cost reductions from the seven stores we closed during the period. For the six months ended June 30, 2012, income from operations for the Retail segment increased to $6,433 compared to $5,901 for the same period in 2011.

First Cost Segment:

The First Cost segment generated net commission income and design fees of $4,740 for the six-month period ended June 30, 2012 compared to $5,287 for the comparable period of 2011. This decrease is due to declines with first cost customers Bakers, K-Mart and Sears.

Licensing Segment:
During the six months ended June 30, 2012, licensing income increased to $3,985 from $3,712 in the same period of last year.

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
As of June 30, 2012, we had working capital of $210,898. We had cash and cash equivalents of $80,717, investments in marketable securities of $109,087 and we did not have any long term debt.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $43,057 in the first six months of 2012 compared to cash provided by operations of $21,894 in the same period of last year. The primary sources of cash were net income of $48,815, an increase in accounts payable and other accrued expenses of $43,681 and a decrease of accounts receivable of $4,747. The primary uses of cash were increases of due from factor, inventories and prepaid expenses, deposits and other assets of $34,916, $29,135 and $2,514, respectively.
INVESTING ACTIVITIES
($ in thousands)

During the six-month period ended June 30, 2012, we invested $42,729 in marketable securities and received $12,215 from the maturities and sales of securities. Also during the first six months of 2012, we paid approximately $29,367 for the acquisition of SM Canada and, in connection with the acquisition, provided a loan in the amount of $3,085 to the seller of SM Canada. We also made capital expenditures of $8,030, principally for eight new stores opened in the first half of 2012, improvements to existing stores, leasehold improvements to office space and systems enhancements.
FINANCING ACTIVITIES
($ in thousands)
During the six-month period ended June 30, 2012, net cash provided by financing activities was $8,193, which consisted of proceeds from the exercise of stock options of $4,950 and the tax benefit from the exercise of options of $3,243.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of June 30, 2012 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	2017 and after
Operating lease obligations	$161,518	$12,290	$45,334	$41,656	$62,238
Purchase obligations	229,630	229,630	—	—	—
Contingent payment liability	62,730	22,731	18,824	17,121	4,054
Other long-term liabilities (future minimum royalty payments)	7,469	1,306	5,863	300	—
Total	$461,347	$265,957	$70,021	$59,077	$66,292
At June 30, 2012, we had un-negotiated open letters of credit for the purchase of inventory of approximately $4,999.

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden’s existing employment agreement with the Company. The amended agreement, which extends the term of Mr. Madden's employment through December 31, 2023, provides for a base salary of approximately $5,416 in 2012, approximately $7,417 in 2013, approximately $9,667 in 2014, approximately $11,917 in 2015 and approximately $10,698 for the period between January 1, 2016 through the expiration of the term of employment. The employment agreement provides Mr. Madden with the right, exercisable on certain specified dates in fiscal year 2012 only, to elect to receive a grant of restricted stock for a number of shares of the Company’s common stock valued at $40,000 in consideration for a reduction in his annual base salary in years subsequent to 2012 as follows: approximately $4,000 in 2013, approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. On June 30, 2012, Mr. Madden exercised this right and on July 3, 2012 he was granted 1,262,228 restricted shares of the Company's common stock at the then market price of $31.69, which will vest in the same manner as the February 8 grant (see Note Q to the Condensed Consolidated Financial Statements). Accordingly, Mr. Madden's annual base salary was reduced as described above. In addition to the opportunity for cash bonuses at the sole discretion of the Board of Directors, Mr. Madden’s employment agreement entitles him to an annual life insurance premium payment as well as an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria. The employment agreement also provides for the elimination of interest accrued after December 31, 2011 on an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden, the extension of the maturity date of such loan until December 31, 2023, and the forgiveness of 1/10th of the principal amount of the loan, together with accrued interest, annually over a ten-year period commencing on December 31, 2014 for so long as Mr. Madden continues to be employed by the Company on each such December 31. As a result of the elimination of further interest accumulation, the outstanding principal and the accrued interest as of December 31, 2011 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $1,395 during the remaining six months of 2012, $1,580 in 2013 and $555 in 2014. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

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
Virtually all of our products are produced at overseas locations, the majority of which are located in China, with a small and growing percentage located in Mexico in addition to smaller amounts in Brazil, The Philippines, The Netherlands and India. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 99% of our purchases in US dollars.
INFLATION

We do not believe that the price inflation experienced over the last few years in the United States has had a significant effect on the Company’s sales or profitability. Historically, we have minimized the impact of product cost increases by improving operating efficiencies, changing suppliers and increasing prices. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future. We are currently seeing increases in our cost of goods from southern China averaging approximately 5% to 8%. We are working to mitigate this pressure by shifting some production to northern China, where costs remain lower, and to a lesser extent, to other countries such as Mexico. We are also raising prices on select items with fresh materials or styling and, to date, have not seen resistance to these price increases. Putting this all together, the net impact of all these changes on gross margin was negligible in the second quarter of 2012, and we expect that to be the case in the near term as well.

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
As of June 30, 2012, we held marketable securities valued at $109,087, which consist primarily of corporate bonds and marketable equity securities. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

On July 19, 2011, an individual purporting to act on behalf of a class of similarly situated individuals commenced a civil action in the United States District Court for the Central District of California, Samantha Ellison, individually and on behalf of a class of similarly situated individuals v. Steven Madden, Ltd., No. CV11-05935 (the “Ellison Action”). The Ellison Action asserts that the Company made unsolicited commercial text calls to wireless telephone numbers of the class in violation of the Telecommunications Privacy Act and seeks, on behalf of the class, an injunction requiring the Company to cease all wireless spam activities and an award of statutory damages to the class members together with costs and reasonable attorneys' fees. The Company responded by challenging the suit on several grounds. Settlement discussions have resulted in a settlement being reached on July 30, 2012 for an aggregate gross fund amount of $10,000, including all settlement costs and administration fees, as well as the fees recoverable by class counsel. As the settlement calls for the reversion of all monies not paid to class claimants, it is possible that the actual settlement amount paid will be substantially less than $10,000. In addition, the Company's insurance coverage will cover a portion of the settlement at the rate of 45% of the initial settlement payment of $5,000 and 30% of amounts over and above the initial settlement payment. The settlement remains subject to Court approval. Based on the settlement as contemplated and applying the insurance coverage as applicable, the maximum exposure to the Company is approximately $6,250, however, in light of historical "take rates" in cases of this type, counsel estimates that the actual liability to the Company will be between approximately $2,000 and $2,500. Accordingly, the Company has recorded a liability in the amount of $2,500 in the second quarter of 2012. This liability is subject to change to reflect any change in the status of this matter.
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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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

DATE: August 8, 2012

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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