Form 10-Q
period 2012-09-30
STEVEN MADDEN, LTD.
filed 2012-11-08
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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
Yes  ☐   No ☒

As of November 5, 2012, the latest practicable date, there were 45,909,160 shares of the registrant’s common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
September 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2012	December 31, 2011	September 30, 2011
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,927	$102,830	$35,141
Accounts receivable, net of allowances of $6,149, $5,894 and $7,114	88,150	91,407	113,461
Due from factor, net of allowances of $14,319, $12,325 and $12,496	156,922	62,017	105,694
Inventories	84,044	59,644	77,042
Marketable securities – available for sale	9,964	5,659	4,159
Prepaid expenses and other current assets	21,125	15,289	14,465
Deferred taxes	9,746	9,711	9,415
Total current assets	434,878	346,557	359,377
Notes receivable	3,585	7,401	7,318
Note receivable – related party	3,561	4,090	4,028
Property and equipment, net	43,497	31,587	30,400
Deferred taxes	—	2,428	4,665
Deposits and other	2,264	1,257	1,970
Marketable securities – available for sale	79,464	72,004	72,500
Goodwill – net	91,559	75,595	74,976
Intangibles – net	136,500	98,867	95,780
Total Assets	$795,308	$639,786	$651,014
LIABILITIES
Current liabilities:
Accounts payable	$96,725	$69,747	$86,894
Accrued expenses	38,411	34,327	34,864
Income taxes payable	—	—	22,877
Contingent payment liability – current portion	19,255	14,133	3,787
Accrued incentive compensation	6,290	16,881	13,402
Total current liabilities	160,681	135,088	161,824
Contingent payment liability	38,496	23,788	36,236
Deferred rent	7,207	6,004	5,799
Deferred taxes	2,447	—	—
Other liabilities	123	148	154
Total Liabilities	208,954	165,028	204,013
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 60,000 shares authorized, 54,307, 51,408 and 51,271 shares issued, 45,904, 43,005 and 42,868 shares outstanding	5	5	5
Additional paid-in capital	210,274	186,325	182,292
Retained earnings	507,074	420,411	396,639
Other comprehensive income	1,697	678	740
Treasury stock – 8,403 shares at cost	(132,543)	(132,543)	(132,543)
Total Steven Madden, Ltd. stockholders’ equity	586,507	474,876	447,133
Noncontrolling interests	(153)	(118)	(132)
Total stockholders’ equity	586,354	474,758	447,001
Total Liabilities and Stockholders’ Equity	$795,308	$639,786	$651,014

See accompanying notes to condensed consolidated financial statements unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$356,883	$313,887	$911,545	$688,794
Cost of sales	225,668	204,434	579,983	426,114
Gross profit	131,215	109,453	331,562	262,680

Commission and licensing fee income – net	3,875	5,649	12,600	14,648
Operating expenses	(73,573)	(64,594)	(205,482)	(162,177)
Impairment charges and provision for litigation	(5,144)	—	(9,454)	—
Income from operations	56,373	50,508	129,226	115,151
Interest and other income – net	2,138	1,732	4,271	4,905
Income before provision for income taxes	58,511	52,240	133,497	120,056
Provision for income taxes	20,698	20,372	46,869	46,641
Net income	37,813	31,868	86,628	73,415
Net loss attributable to noncontrolling interests	(83)	(43)	(35)	(132)
Net income attributable to Steven Madden, Ltd.	$37,896	$31,911	$86,663	$73,547

Basic net income per share	$0.88	$0.75	$2.02	$1.74

Diluted net income per share	$0.86	$0.74	$1.97	$1.70

Basic weighted average common shares outstanding	43,131	42,430	42,936	42,180
Effect of dilutive securities – options/restricted stock	1,106	977	1,085	973
Diluted weighted average common shares outstanding	44,237	43,407	44,021	43,153

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$37,813	$31,868	$86,628	$73,415
Other comprehensive income (loss) (net of tax):
Foreign currency translation adjustment	160	—	67	—
Unrealized gain (loss) on marketable securities	506	(644)	952	(232)

Total other comprehensive income (loss) (net of tax)	666	(644)	1,019	(232)

Comprehensive income	38,479	31,224	87,647	73,183
Comprehensive (loss) income attributable to noncontrolling interests	(83)	(43)	(35)	(132)

Comprehensive income attributable to Steven Madden, Ltd.	$38,562	$31,267	$87,682	$73,315

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$86,628	$73,415
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from the exercise of options	(4,298)	(4,178)
Depreciation and amortization	9,104	7,849
Loss on disposal of fixed assets	175	609
Impairment charges	6,955	—
Stock-based compensation	12,660	8,337
Provision for doubtful accounts and chargebacks	2,249	4,352
Accrued interest on note receivable – related party	529	(179)
Deferred rent expense	1,264	(556)
Realized gain on sale of marketable securities	(2,029)	(1,254)
Changes in:
Accounts receivable	5,496	(40,030)
Due from factor	(96,899)	(53,184)
Inventories	(22,180)	(25,301)
Prepaid expenses, deposits and other assets	(5,792)	(2,329)
Accounts payable and other accrued expenses	20,896	39,834
Net cash provided by operating activities	14,758	7,385

Cash flows from investing activities:
Purchases of property and equipment	(15,617)	(12,246)
Purchases of marketable securities	(48,955)	(13,983)
Advance to seller of SM Canada	(3,085)	—
Payment of contingent liability	(7,076)	—
Sale of marketable securities	40,150	64,885
Acquisitions, net of cash acquired	(29,367)	(85,234)
Net cash used in investing activities	(63,950)	(46,578)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,991	4,005
Tax benefit from the exercise of options	4,298	4,178
Net cash provided by financing activities	11,289	8,183
Net decrease in cash and cash equivalents	(37,903)	(31,010)
Cash and cash equivalents – beginning of period	102,830	66,151
Cash and cash equivalents – end of period	$64,927	$35,141

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2012
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2011 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 29, 2012.
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
September 30, 2012
($ in thousands except share and per share data)

Note D – Due From Factor
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30 million credit facility with a $15 million sub-limit for letters of credit at an interest rate based, at the Company’s election, upon either the prime rate or LIBOR. The Company also pays a fee based on a percentage of the gross invoice amount submitted to Rosenthal. Originally the fee was 0.275% of the gross invoice amount but, on July 10, 2012 the agreement was amended to reduce the fee to 0.25%. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations.
Note E – Notes Receivable
As of September 30, 2012 and December 31, 2011, Notes Receivable were comprised of the following:

	September 30, 2012	December 31, 2011
Due from Bakers Footwear Group, Inc.	$—	$4,092
Due from Betsey Johnson LLC	500	3,309
Due from seller of SM Canada (see Note Q)	3,085	—
Total	$3,585	$7,401
On August 26, 2010, the Company entered into a Debenture and Stock Purchase Agreement with Bakers Footwear Group, Inc. (“Bakers”) pursuant to which the Company paid $5,000 to acquire a subordinated debenture in the principal amount of $5,000 and 1,844,860 unregistered shares of Bakers common stock which traded on the Over-the-Counter Bulletin Board. The Company allocated $996 of the purchase price to the common stock and $4,004 to the subordinated debenture based upon their relative fair values. Interest accrues on the debenture at the rate of 11% per annum and is payable quarterly in cash. The principal amount of the debenture was payable by Bakers in four equal installments of $1,250 due on August 31, 2017, 2018, 2019 and 2020. The difference between the $4,004 purchase price of the debenture and the $5,000 principal amount of the debenture is considered original issue discount and is being amortized over the life of the debenture. As of September 30, 2012 and 2011, the total amount of the discount amortized was $145 and $70, bringing the value of the note to $4,148 and $4,074, respectively. On October 3, 2012, Bakers filed for Chapter 11 protection in the United States Bankruptcy Court. As a consequence of the bankruptcy, the debenture due from Bakers (as well as the common stock) is considered impaired and, therefore, was deemed to have no value. (See also Note H.) Accordingly, a charge of $4,148 (as well as a charge of $996 for the impairment of Bakers common stock) was included in the impairment charges and provision for litigation for the Condensed Consolidated Statements of Income in the quarter ended September 30, 2012.
In April 2012, Betsey Johnson LLC filed for Chapter 11 protection in the United States Bankruptcy Court. Shortly thereafter, Betsey Johnson LLC announced that it would commence an orderly liquidation of all of its assets. As a consequence of the bankruptcy, the note receivable due from Betsey Johnson LLC is considered impaired, and accordingly, the value of the note was reduced by $1,810 to $500 in the second quarter of 2012. The $1,810 charge was included in the impairment of charges and provision for litigation in the Condensed Consolidated Statements of Income in the second quarter of this year. The note was valued using the estimated future recoveries from the bankruptcy proceeding.
Note F – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company common stock, which he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2012
($ in thousands except share and per share data)

Note F – Note Receivable – Related Party (continued)
again as of April 1, 2009 to change the interest rate to 6% and extend the maturity date to June 30, 2015 at which time all principal and accrued interest would become due. On January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the note was again amended and restated (the “Third Amended and Restated Note”) to extend the maturity date to December 31, 2023 and eliminate accrual of interest after December 31, 2011. In addition, the Third Amended and Restated Note provides that, commencing on December 31, 2014 and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company provided that Mr. Madden continues to be employed by the Company on each such December 31. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Condensed Consolidated Financial Statements. Due to the three-for-two stock split effected on May 3, 2010, the number of shares securing the loan increased from 510,000 shares to 765,000 shares. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest 555,000 shares of the Company’s common stock, retaining 210,000 shares with a total market value on that date of $6,798, as collateral for the loan. Subsequently, pursuant to the three-for-two stock split effected on May 31, 2011, the number of shares securing the repayment of the loan has increased from 210,000 shares to 315,000 shares. On September 30, 2012, the total market value of these shares was $13,772. Pursuant to the elimination of further interest accumulation under the Third Amended and Restated Note, the outstanding principal and the accrued interest as of December 31, 2011 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
Note G – Marketable Securities
Marketable securities consist primarily of corporate bonds with maturities greater than three months and up to ten years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three- and nine-month periods ended September 30, 2012, the amortization of bond premiums totals $182 and $710, respectively, compared to $234 and $898, respectively, for the comparable periods in 2011. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk.
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

The Company’s financial assets and liabilities subject to fair value measurements as of September 30, 2012 and December 31, 2011 are as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2012
($ in thousands except share and per share data)

Note H – Fair Value Measurement (continued)

		September 30, 2012
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,492	$5,492	$—	$—
Current marketable securities – available for sale	9,964	9,964	—	—
Investment in Bakers	—	—	—	—
Note receivable – related party	3,561	—	—	3,561
Note receivable – Bakers	—	—	—	—
Note receivable – Betsey Johnson	500	—	—	500
Note receivable – Seller of SM Canada	3,085	—	—	3,085
Long-term marketable securities – available for sale	79,464	79,464	—	—
Total assets	$102,066	$94,920	$—	$7,146
Liabilities:
Contingent consideration	$57,751	—	—	$57,751
Total liabilities	$57,751	—	—	$57,751

		December 31, 2011
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$57,652	$57,652	$—	$—
Current marketable securities – available for sale	5,659	5,659	—	—
Investment in Bakers	996	—	996	—
Note receivable – related party	4,090	—	—	4,090
Note receivable – Bakers	4,092	—	—	4,092
Note receivable – Betsey Johnson	3,309	—	—	3,309
Long-term marketable securities – available for sale	72,004	72,004	—	—
Total assets	$147,802	$135,315	$996	$11,491
Liabilities:
Contingent consideration	$37,921	—	—	$37,921
Total liabilities	$37,921	—	—	$37,921

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2012
($ in thousands except share and per share data)

Note H – Fair Value Measurement (continued)
Pursuant to the Debenture and Stock Purchase Agreement with Bakers (see Note E), the Company acquired 1,844,860 unregistered shares of Bakers common stock, which trades on the OTC Bulletin Board. These shares, which are thinly traded, were valued using the quoted price of similar registered shares of Bakers common stock adjusted for the effect of the transfer restriction, considering factors such as the nature and duration of the transfer restriction, the volatility of the stock and the risk free interest rate. The shares are included in deposits and other assets on the Company’s Condensed Consolidated Balance Sheets. For the note receivable due from Bakers (see Note E), which was purchased at a substantial discount, the carrying value was determined to be the fair value. On October 3, 2012, Bakers filed for Chapter 11 protection in the United States Bankruptcy Court. As a consequence of the bankruptcy, Bakers common stock and the debenture, as well as account receivable due from Bakers, which had been valued at $996, $4,148 and $852, respectively, are considered impaired, and therefore were deemed to have no value. Accordingly, charges of $996 and $4,148 were included in the impairment charges and provision for litigation and a charge of $852 was included in commission and licensing fee income in the Condensed Consolidated Statements of Income for the third quarter of this year.
For the note receivable due from related party and due from the sellers of SM Canada (see Note Q), the carrying value was determined to be the fair value, based upon their imputed or actual interest rates, which approximate current market interest rates. In April 2012, Betsey Johnson LLC announced that it would commence an orderly liquidation under the protection of the United States Bankruptcy Court. The note receivable due from Betsey Johnson was valued using the estimated future recoveries from the bankruptcy proceeding.

The Company has recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of SM Canada (see Note Q). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada, earn-out payments will be due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period.

The Company has recorded a liability for potential contingent consideration in connection with the May 25, 2011 acquisition of Cejon Inc., Cejon Accessories, Inc. and New East Designs, LLC (collectively "Cejon") (see Note Q). Pursuant to the terms of an earn-out agreement between the Company and the sellers of Cejon, earn-out payments will be made annually to the sellers of Cejon, based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period. The earn-out payment for the period ended June 30, 2012 was paid in the third quarter of this year.

The Company has recorded a liability for potential contingent consideration in connection with the May 20, 2011 acquisition of The Topline Corporation ("Topline") (see Note Q). Pursuant to the terms of the acquisition agreement, an earn-out payment will be made to the seller of Topline based on the financial performance of Topline for the twelve-month period ended June 30, 2012. The fair value of the contingent payment was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period.

The Company has recorded a liability for contingent consideration as a result of the February 10, 2010 acquisition of Big Buddha, Inc. The contingent consideration will be payable to the seller of Big Buddha based on the financial performance of Big Buddha for the twelve-month period ending on March 31, 2013. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Big Buddha during the earn-out period.

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

The carrying value of certain financial instruments such as accounts receivable, due from factor and accounts payable approximates their fair values due to the short-term nature of their underlying terms. The fair values of investment in marketable securities available for sale are determined by reference to market data and other valuation techniques, as appropriate. Fair value of the notes receivable held by the Company approximates their carrying value based upon their imputed or actual interest rate, which approximates current market interest rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2012
($ in thousands except share and per share data)

Note I – Inventories
Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.
Note J – Revenue Recognition

The Company recognizes revenue on wholesale sales when products are shipped pursuant to its standard terms, which are freight on board (“FOB”) Company warehouse, or when products are delivered to the consolidators, or any other destination, as per the terms of the customers’ purchase order, persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is reasonably assured. Sales reductions on wholesale sales for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of estimated returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company’s commission revenue includes fees charged for its design, product and development services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development fees are recognized as earned when title to the product transfers from the manufacturer to the customer and collections are reasonably assured and are reported on a net basis after deducting related operating expenses.

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
September 30, 2012
($ in thousands except share and per share data)

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
Note N – Income Taxes

During the second quarter of 2012, the Company determined to invest indefinitely a portion of its 2012 earnings from its foreign operations in the acquisition and expansion of SM Canada. As a result of this investment, the Company's effective income tax rate decreased to 35.4% and 35.1% for the three and nine months ended September 30, 2012, respectively.
Note O – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted stock subject to forfeiture. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For both the three- and nine-month periods ended September 30, 2012, options to purchase approximately 99,000 shares of common stock have been excluded in the calculation of diluted income per share as compared with 19,000 and 169,000 shares that were excluded for the three- and nine-month periods ended September 30, 2011, respectively, as the result would have been antidilutive. For the three- and nine-month periods ended September 30, 2012 and 2011, all unvested restricted stock awards were dilutive.
Note P – Stock-Based Compensation

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

Common stock authorized	15,644,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(11,089,000)

Common stock available for grant of stock-based awards as of September 30, 2012	4,555,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2012
($ in thousands except share and per share data)

 Note P – Stock-Based Compensation (continued)

Total equity-based compensation for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Restricted stock	$3,319	$1,093	$8,177	$4,050
Stock options	1,392	1,679	4,483	4,287
Total	$4,711	$2,772	$12,660	$8,337

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three- and nine-month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from stock options exercised	$2,040	$520	$6,991	$4,005
Intrinsic value of stock options exercised	$4,213	$1,062	$12,445	$8,861

During the three and nine months ended September 30, 2012, options to purchase approximately 65,000 shares of common stock with a weighted average exercise price of $28.82 and options to purchase approximately 745,000 shares of common stock with a weighted average exercise price of $18.53 vested, respectively. During the three and nine months ended September 30, 2011, options to purchase approximately 86,000 shares of common stock with a weighted average exercise price of $24.61 and options to purchase approximately 697,000 shares of common stock with a weighted average exercise price of $15.23 vested, respectively. As of September 30, 2012, there were unvested options relating to 1,269,000 shares of common stock with a total of $7,845 of unrecognized compensation cost and an average vesting period of 2.1 years.

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

	2012	2011
Volatility	41.1% to 47.4%	47.3% to 48.7%
Risk free interest rate	0.47% to 0.87%	0.61% to 1.78%
Expected life in years	3.1 to 4.6	2.8 to 4.4
Dividend yield	0.00%	0.00%
Weighted average fair value	$14.05	$10.91

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2012
($ in thousands except share and per share data)

Note P – Stock-Based Compensation (continued)

Activity relating to stock options granted under the Company’s plans and outside the plans during the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,703,000	$17.79
Granted	213,000	40.30
Exercised	(423,000)	16.51
Cancelled/Forfeited	(39,000)	17.67
Outstanding at September 30, 2012	2,454,000	$19.96	4.2 years	$58,312
Exercisable at September 30, 2012	1,185,000	$16.94	3.8 years	$31,732

Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2012 and 2011:

	2012		2011
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1	671,000	$25.44	563,000	$17.20
Granted	2,409,000	36.22	334,000	31.34
Vested	(172,000)	25.11	(179,000)	14.93
Forfeited	(2,000)	38.10	—	—
Non-vested at September 30	2,906,000	$34.39	718,000	$24.34

As of September 30, 2012, there was $92,431 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 10.1 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

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
September 30, 2012
($ in thousands except share and per share data)

Note Q – Acquisitions

Steve Madden Canada

On February 21, 2012, the Company purchased all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, “SM Canada”), the Company’s sole distributor in Canada since 1994, comprising SM Canada’s footwear, handbags and accessories wholesale and retail businesses. The transaction was completed for consideration of approximately $29,367 plus potential earn-out payments of up to a maximum of $38,000 (Canadian dollars, which converts to approximately the same in U.S. dollars), in the aggregate, based on achievement of certain earnings targets for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. As of September 30, 2012, the Company estimates the fair value of the contingent consideration to be $19,975.

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
September 30, 2012
($ in thousands except share and per share data)

Note Q – Acquisitions (continued)

Cejon

On May 25, 2011, the Company acquired all of the outstanding shares of capital stock of closely held Cejon, Inc. and Cejon Accessories, Inc. from the sole stockholder of these companies, as well as all of the outstanding membership interests in New East Designs, LLC (together with Cejon Inc. and Cejon Accessories, “Cejon”) from its members (together with the sole stockholder of Cejon, the “Cejon Sellers”). Founded in 1991, Cejon designs, markets and sells cold weather accessories, fashion scarves, wraps and other trend accessories primarily under the Cejon brand name, private labels and under the Steve Madden brand name. Cejon had been a licensee of the Company for cold weather and selected other fashion accessories since September 2006. Management expects the Cejon acquisition will further strengthen and expand the Company’s accessories platform. The acquisition was completed for consideration of approximately $29,502 cash plus potential contingent payments pursuant to an earn-out agreement with the Cejon Sellers. The earn-out agreement specifies two tiers of potential payments to the Cejon Sellers based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The tier one earn-out is based on a graduated percentage of EBITDA up to a maximum EBITDA of $11,000 in each of the earn-out periods, provided that the total aggregate payments under this tier do not exceed $25,000. The tier two earn-out is based on a multiple of the amount that EBITDA exceeds certain levels in each of the earn-out periods, provided that the total aggregate payments under this tier do not exceed $33,000. The earn-out payment for the period ended June 30, 2012 was paid in the third quarter of this year.

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
September 30, 2012
($ in thousands except share and per share data)

Note Q – Acquisitions (continued)

Topline

On May 20, 2011, the Company acquired all of the outstanding shares of capital stock of the closely held company, Topline from its sole stockholder (the “Topline Seller”). Founded in 1980, Topline and its subsidiaries design, manufacture, market and sell private label and branded women’s footwear primarily to department stores, specialty retailers and mass merchants. Topline has sourcing capabilities, sample making facilities and product development capabilities in China, including personnel and facilities engaged in direct sourcing. Management believes that Topline is an excellent strategic fit for the Company. The acquisition was completed for consideration of approximately $56,128 cash, plus potential contingent payments pursuant to an earn-out agreement with the Topline Seller. The earn-out agreement provides for potential payments to the Topline Seller based on the financial performance of Topline for the twelve-month period ended on June 30, 2012. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period (see Note H).

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2012
($ in thousands except share and per share data)

Note R – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of September 30, 2012:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount
Balance at January 1, 2012	$20,939	$49,155	5,501	$75,595
Purchase accounting adjustment	11,610	169	—	11,779
Acquisition of SM Canada	2,971	—	1,214	4,185
Balance at September 30, 2012	$35,520	$49,324	6,715	$91,559
Pursuant to the final reconciliation of assets and liabilities acquired in the Topline and Cejon acquisitions, adjustments to goodwill were recorded in the amount of $11,610 and $169, respectively.
The following table details identifiable intangible assets as of September 30, 2012:

	Estimated Lives	Cost Basis	Accumulated Amortization	Net Carrying Amount
Trade names	6–10 years	$4,590	$1,509	$3,081
Customer relationships	10 years	27,234	6,897	20,337
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	2,440	1,446	994
Other	3 years	14	14	—
		39,878	15,466	24,412
Re-acquired right	indefinite	35,200	—	35,200
Tradenames	indefinite	76,888	—	76,888
		$151,966	$15,466	$136,500

The estimated future amortization expense of purchased intangibles as of September 30, 2012 is as follows:

2012 (remaining three months)	$838
2013	3,351
2014	3,286
2015	3,101
2016	2,795
Thereafter	11,041
$24,412

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2012
($ in thousands except share and per share data)

Note S – Commitments, Contingencies and Other
Legal proceedings:

(a)
On July 19, 2011, an individual purporting to act on behalf of a class of similarly situated individuals commenced a civil action in the United States District Court for the Central District of California, Samantha Ellison, individually and on behalf of a class of similarly situated individuals v. Steven Madden, Ltd., No. CV11-05935 (the “Ellison Action”). The Ellison Action asserts that the Company made unsolicited commercial text calls to wireless telephone numbers of the class members in violation of the Telecommunications Privacy Act and seeks, on behalf of the class, an injunction requiring the Company to cease all wireless spam activities and an award of statutory damages to the class members together with costs and reasonable attorneys' fees. The Company responded by challenging the suit on several grounds. Settlement discussions have resulted in a settlement being reached on July 30, 2012 for an aggregate gross fund amount of $10,000, including all settlement costs and administration fees, as well as the fees recoverable by class counsel. As the settlement calls for the reversion of all monies not paid to class claimants, it is possible that the actual settlement amount paid will be substantially less than $10,000. In addition, the Company's insurance coverage will cover a portion of the settlement at the rate of 45% of the initial settlement payment of $5,000 and 30% of amounts over and above the initial settlement payment. On September 25, 2012 the court certified the class for settlement purposes only and approved the settlement on a preliminary basis. The court further ordered all litigants to make further submissions to the court concerning, among other things, the merits and value of the case and to deliver notice of the proposed settlement to all class members prior to a fairness hearing and final approval of the settlement. Based on the settlement as contemplated and applying the insurance coverage as applicable, the maximum exposure to the Company is approximately $6,250; however, in light of historical "take rates" in cases of this type, the Company's counsel estimates that the actual liability to the Company will be between approximately $2,000 and $2,500. Accordingly, the Company recorded a liability in the amount of $2,500 in the second quarter of 2012. This liability is subject to change to reflect any change in the status of this matter.

(b)
On February 2, 2012, two individuals purporting to be stockholders of the Company commenced separate civil actions in the Supreme Court of New York, Queens County, Mark Ioffe, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd. v. Steven Madden, et. al, No. 700188-2012 (the “Ioffe Action”) and Catherine L. Phillips, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd. v. Steven Madden, et. al, No. 700189-2012 (together with the Ioffe Action, the “Actions”). The Actions assert derivative claims challenging the decision of the Company’s Board of Directors in January 2012 to amend Steven Madden’s employment agreement dated July 15, 2005, and amended as of December 14, 2009 (the “Madden Employment Agreement”) and to amend the promissory note (the “Promissory Note”) setting forth Mr. Madden’s obligations in respect of a loan made by the Company to Mr. Madden in 2007 and amended in 2009. The Actions assert that the Board violated its duties of loyalty and good faith by approving the amendments to the Madden Employment Agreement and the Promissory Note and that the changes set forth in the amendments constitute a waste of corporate assets. The Actions also assert claims of unjust enrichment against Mr. Madden. The Actions seek, on behalf of the Company, disgorgement of any compensation that Mr. Madden has received as a result of the amended Madden Employment Agreement, an award of damages to the Company, and a declaration that the amendments of the Madden Employment Agreement and the Promissory Note are void. The Company and the other defendants filed a motion for dismissal of the Actions based on, among other things, the plaintiffs’ failure to make a demand that the Company’s Board of Directors investigate their claims. On September 13, 2012 the court granted the defendants' motion to dismiss the Actions. As of the date hereof, the plaintiffs have not filed a notice of appeal with respect to the dismissal of the actions.

(c)
On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. Subsequently, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit. In September of 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1,400. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3,045, and accordingly, a liability for this amount was recorded as of December 31, 2009. The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2012
($ in thousands except share and per share data)

Note S – Commitments, Contingencies and Other (continued)

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

Note T – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass merchants and specialty stores, derives revenue, both domestically and worldwide through our international business, from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue from sales to department stores, mid-tier retailers, mass merchants and specialty stores, domestically and worldwide through our international business. Our Wholesale Footwear and Wholesale Accessories segments international business derive revenue from Canada and, under special distribution arrangements, from Asia, Europe, the Middle East, Mexico, Australia, India and Central and South America. The Retail segment, through the operation of Company-owned retail stores in the United States and Canada and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company licenses its Steve Madden® and Steven by Steve Madden® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and sleepwear. In addition, this segment licenses the Betsey Johnson® trademarks for use in connection with the manufacture, marketing and sale of sleepwear, jewelry, swimwear, eyewear, watches, fragrances, outerwear and luggage.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2012
($ in thousands except share and per share data)

Note T – Operating Segment Information (continued)

As of and three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Corporate	Consolidated
September 30, 2012:
Net sales to external customers	$228,720	$82,818	$311,538	$45,345				$356,883
Gross profit	75,785	27,918	103,703	27,512				131,215
Commissions and licensing fees – net	—	—	—	—	$2,157	$1,718		3,875
Income from operations	38,357	15,089	53,446	4,196	2,157	1,718	(5,144)	56,373
Segment assets	$488,937	$167,127	656,064	86,085	53,159	—		795,308
Capital expenditures			$3,441	$4,146	$—	$—		$7,587
September 30, 2011:
Net sales to external customers	$211,223	$67,030	$278,253	$35,634				$313,887
Gross profit	66,652	21,973	88,625	20,828				109,453
Commissions and licensing fees – net	—	—	—	—	$3,318	$2,331		5,649
Income from operations	31,616	10,974	42,590	2,269	3,318	2,331	—	50,508
Segment assets	$374,329	$157,369	531,698	69,242	50,074	—		651,014
Capital expenditures			$4,558	$1,715	$—	$—		$6,273

As of and nine months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Corporate	Consolidated
September 30, 2012:
Net sales to external customers	$618,914	$169,700	$788,614	$122,931				$911,545
Gross profit	193,964	62,000	255,964	75,598				331,562
Commissions and licensing fees – net	—	—	—	—	$6,897	$5,703		12,600
Income from operations	86,537	28,914	115,451	10,629	6,897	5,703	(9,454)	129,226
Segment assets	$488,937	$167,127	656,064	86,085	53,159	—		795,308
Capital expenditures			$5,574	$10,043	$—	$—		$15,617
September 30, 2011:
Net sales to external customers	$468,204	$119,480	$587,684	$101,110				$688,794
Gross profit	159,315	42,213	201,528	61,152				262,680
Commissions and licensing fees – net	—	—	—	—	$8,605	$6,043		14,648
Income from operations	73,713	18,620	92,333	8,170	8,605	6,043	—	115,151
Segment assets	$374,329	$157,369	531,698	69,242	50,074	—		651,014
Capital expenditures			$8,195	$4,051	$—	$—		$12,246

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2012
($ in thousands except share and per share data)

Note T – Operating Segment Information (continued)
Revenues by geographic area for the three- and nine-month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Domestic	$327,965	$297,873	$847,020	$650,408
International	28,918	16,014	64,525	38,386
Total	$356,883	$313,887	$911,545	$688,794

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

We achieved record sales and earnings results in the third quarter of 2012. Net sales for the three months ended September 30, 2012 increased 14% to $356,883 from $313,887 in the same period of last year. Net income increased 18% to $37,896 in the third quarter of 2012 compared to $31,911 in the same period of last year. Net income included $5,144 in impairment charges and $852 in bad debt expense related to the recently filed bankruptcy of Bakers LLC,. The effective tax rate for the third quarter of 2012 decreased to 35.4% compared to 39.0% in the third quarter of last year due primarily to a tax benefit of $2,109 related to the third quarter impact of a portion of earnings from the Company's foreign operations that have been invested indefinitely in the acquisition and expansion of SM Canada. Inclusive of the charges related to the Bakers bankruptcy, which negatively impacted earnings per share by $0.08, diluted earnings per share increased to $0.86 per share on 44,237,000 diluted weighted average shares outstanding compared to $0.74 per share on 43,407,000 diluted weighted average shares outstanding in the third quarter of last year.

In our Retail segment, same store sales (sales of those stores, including the e-commerce website, that were in operation throughout the third quarters of 2012 and 2011) increased 8.6%, and sales per square foot increased to $904 in 2012 compared to sales per square foot of $840 (recomputed using the current year's methodology) in 2011. As of September 30, 2012, we had 99 stores in operation, compared to 82 stores as of September 30, 2011.
Our inventory turnover (calculated on a trailing twelve month average) increased to 10.6 times compared to 9.5 times in the comparable period of last year. Our accounts receivable average collection days were 66 days in the third quarter of 2012 compared to 62 days in the same period of 2011, primarily due to the significant growth in our private label business and our international business, both of which have customers with extended payment terms. As of September 30, 2012, we had $154,355 in cash, cash equivalents and marketable securities, no short or long-term debt and total stockholders’ equity of $586,354. Working capital increased to $274,197 as of September 30, 2012, compared to $197,553 on September 30, 2011.
The following tables set forth information on operations for the periods indicated:

Selected Financial Information
Three Months Ended
September 30,
($ in thousands)

	2012		2011
CONSOLIDATED:
Net sales	$356,883	100.0%	$313,887	100.0%
Cost of sales	225,668	63.2%	204,434	65.1%
Gross profit	131,215	36.8%	109,453	34.9%
Other operating income – net of expenses	3,875	1.1%	5,649	1.8%
Operating expenses	73,573	20.6%	64,594	20.6%
Impairment charges and provision for litigation	5,144	1.4%	—	—%
Income from operations	56,373	15.8%	50,508	16.1%
Interest and other income – net	2,138	0.6%	1,732	0.6%
Income before income taxes	58,511	16.4%	52,240	16.6%
Net income	37,896	10.6%	31,911	10.2%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$228,720	100.0%	$211,223	100.0%
Cost of sales	152,935	66.9%	144,571	68.4%
Gross profit	75,785	33.1%	66,652	31.6%
Operating expenses	37,428	16.4%	35,036	16.6%
Income from operations - before impairment charges and provision for litigation	38,357	16.8%	31,616	15.0%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$82,818	100.0%	$67,030	100.0%
Cost of sales	54,900	66.3%	45,057	67.2%
Gross profit	27,918	33.7%	21,973	32.8%
Operating expenses	12,829	15.5%	10,999	16.4%
Income from operations - before impairment charges and provision for litigation	15,089	18.2%	10,974	16.4%

RETAIL SEGMENT:
Net sales	$45,345	100.0%	$35,634	100.0%
Cost of sales	17,833	39.3%	14,806	41.6%
Gross profit	27,512	60.7%	20,828	58.4%
Operating expenses	23,316	51.4%	18,559	52.1%
Income from operations - before impairment charges and provision for litigation	4,196	9.3%	2,269	6.4%
Number of stores	99		82

FIRST COST SEGMENT:
Other commission income – net of expenses	$2,157	100.0%	$3,318	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$1,718	100.0%	$2,331	100.0%

Selected Financial Information
Nine Months Ended September 30,
($ in thousands)

	2012		2011
CONSOLIDATED:
Net sales	$911,545	100.0%	$688,794	100.0%
Cost of sales	579,983	63.6%	426,114	61.9%
Gross profit	331,562	36.4%	262,680	38.1%
Other operating income – net of expenses	12,600	1.4%	14,648	2.1%
Operating expenses	205,482	22.5%	162,177	23.5%
Impairment charges and provision for litigation	9,454	1.0%	—	—%
Income from operations	129,226	14.2%	115,151	16.7%
Interest and other income – net	4,271	0.5%	4,905	0.7%
Income before income taxes	133,497	14.6%	120,056	17.4%
Net income	86,663	9.5%	73,547	10.7%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$618,914	100.0%	$468,204	100.0%
Cost of sales	424,950	68.7%	308,889	66.0%
Gross profit	193,964	31.3%	159,315	34.0%
Operating expenses	107,427	17.4%	85,602	18.3%
Income from operations - before impairment charges and provision for litigation	86,537	14.0%	73,713	15.7%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$169,700	100.0%	$119,480	100.0%
Cost of sales	107,700	63.5%	77,267	64.7%
Gross profit	62,000	36.5%	42,213	35.3%
Operating expenses	33,086	19.5%	23,593	19.7%
Income from operations - before impairment charges and provision for litigation	28,914	17.0%	18,620	15.6%

RETAIL SEGMENT:
Net sales	$122,931	100.0%	$101,110	100.0%
Cost of sales	47,333	38.5%	39,958	39.5%
Gross profit	75,598	61.5%	61,152	60.5%
Operating expenses	64,969	52.8%	52,982	52.4%
Income from operations - before impairment charges and provision for litigation	10,629	8.6%	8,170	8.1%
Number of stores	99		82

FIRST COST SEGMENT:
Other commission income – net of expenses	$6,897	100.0%	$8,605	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$5,703	100.0%	$6,043	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Consolidated:
Net sales for the three months ended September 30, 2012 increased 14% to $356,883 compared to $313,887 in the same period of last year. Gross margin improvements across all of our operating segments propelled an increase in overall gross margin to 36.8% for the third quarter of 2012 compared to 34.9% in the third quarter of 2011. Operating expenses increased in the third quarter of this year to $73,573 from $64,594 in the third quarter of last year, partially due to incremental expenses related to the recently acquired SM Canada. In the third quarter of 2012, we recorded $5,144 in impairment charges resulting from the Bakers bankruptcy. Our commission and licensing fee income decreased to $3,875 in the third quarter of 2012 compared to $5,649 in the third quarter of 2011, partially due to a $852 bad debt expense pursuant to the Bakers bankruptcy. The effective tax rate for the third quarter of 2012 decreased to 35.4% compared to 39.0% in the third quarter of last year due primarily to a tax benefit of $2,109 related to the third quarter impact of a portion of earnings from the Company's foreign operations that have been invested indefinitely in the acquisition and expansion of SM Canada. Net income for the third quarter of 2012 increased 18% to $37,896 compared to net income for the quarter ended September 30, 2011 of $31,911.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $228,720 or 64%, and $211,223 or 67% of our total net sales for the third quarter of 2012 and 2011, respectively. The increase in net sales in the quarter is primarily due to double digit sales increases in our signature Steve Madden® Women's brand, Betsey Johnson® shoes and our private label shoe business. In addition, our new Superga brand, which began shipping in the first quarter of this year and our new Betseyville® shoe brand, which began shipping in the current quarter, contributed to the increase of net sales in the third quarter of 2012. Finally, the increase in net sales is partially due to incremental sales from our new SM Canada business, which we acquired in February of this year.
Gross profit margin in the Wholesale Footwear segment increased to 33.1% in the third quarter of 2012 from 31.6% in the same period last year, primarily due to a decrease in markdowns and allowances primarily in Steve Madden Women's and in several of our other brands. In addition, the gross profit margin in our private label business increased 480 basis points in the third quarter of 2012 when compared to the same period of last year, primarily due to an improved sourcing model. Operating expenses increased to $37,428 in the third quarter of 2012 from $35,036 in the same period of last year. As a percentage of sales, operating expenses improved to 16.4% in the third quarter of 2012 from 16.6% in the same period of 2011, reflecting leverage from increased sales. Income from operations for the Wholesale Footwear segment increased to $38,357 for the quarter ended September 30, 2012 compared to $31,616 for the same period of last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $82,818 or 23%, and 67,030 or 21% of total Company net sales for the third quarters of 2012 and 2011, respectively. This 24% increase in net sales in the third quarter of 2012 was propelled by a more than 100% net sales increase in Steve Madden® handbags and a 52% net sales increase in our private label business. We also realized double digit sales increases in our Big Buddha® brand and in our belt business, as well as single digit net sales increases in our Betsey Johnson® and Cejon® brands in the third quarter of 2012.
Gross profit margin in the Wholesale Accessories segment increased to 33.7% in the third quarter of this year from 32.8% in the same period last year, primarily due to the significant growth of our Steve Madden® and Big Buddha® handbag businesses, which typically achieve higher gross margins. In addition, the increase is the result of a gross profit margin increase in our private label business of 910 basis points, due to an increase in initial margins. In the third quarter of 2012, operating expenses increased to $12,829 compared to $10,999 in the prior year. As a percentage of sales, operating expenses improved to 15.5% in the third quarter of 2012 from 16.4% in the same period of 2011, reflecting leverage from increased sales. Income from operations for the Wholesale Accessories segment increased 37% to $15,089 for the three-month period ended September 30, 2012 compared to $10,974 for the same period of last year.

Retail Segment:
In the third quarter of 2012, net sales from the Retail segment accounted for $45,345 or 13% of our total net sales compared to $35,634 or 11% of our total net sales in the same period last year. We opened fourteen new stores, acquired seven stores as part of the acquisition of SM Canada, established a Superga online store and closed five under-performing stores during the twelve months ended September 30, 2012. As a result, we had 99 retail stores as of September 30, 2012 compared to 82 stores as of September 30, 2011. The 99 stores currently in operation include 84 Steve Madden® stores, eight Steve Madden® outlet stores, three Steven® stores, one Report® store, one Superga store and two e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the third quarters of 2012 and 2011) increased 8.6% in the third quarter of this year. In the quarter ended September 30, 2012, gross margin increased to 60.7% from 58.4% in the same period of 2011, primarily due to the impact of the ten new stores currently open in Canada which achieve significantly higher gross profit margins than stores located in the U.S. In the third quarter of 2012, operating expenses increased to $23,316 compared to $18,599 in the third quarter of last year, primarily due to the incremental cost associated with the net year-over-year increase of seventeen stores. As a percentage of sales, operating expenses improved to 51.4% in the third quarter of 2012 from 52.1% in the same period of last year, reflecting leverage from increased sales. Income from operations for the Retail segment increased to $4,196 in the second quarter of this year from $2,269 in the same period of last year.

First Cost Segment:
The First Cost segment generated net commission income and design fees of $2,157 for the three-month period ended September 30, 2012, compared to $3,318 for the comparable period of 2011. This decrease is primarily due to a $852 bad debt expense pursuant to the Bakers bankruptcy as well as a decline in business with Bakers during the third quarter of 2012.

Licensing Segment:
Net licensing income was $1,718 and $2,331 for the three months ended September 30, 2012 and 2011, respectively. The decrease in net licensing revenue is partially due to an increase in marketing expenditures for the Betsey Johnson brand.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Consolidated:
Net sales for the nine months ended September 30, 2012 increased 32% to $911,545 from $688,794 for the comparable period of 2011. During the nine months ended September 30, 2012, gross margin decreased to 36.4% compared to 38.1% in the same period of last year, primarily due to sales mix shifts in our Wholesale Footwear segment as a result of the addition of the Topline business, and significant sales increases in our Target private label business and our international business, which typically achieve lower gross margins. Operating expenses increased for the nine months ended September 30, 2012 to $205,482 from $162,177 in the same period of the prior year, primarily due to incremental costs associated with the aforementioned new divisions, SM Canada, Topline and Cejon. As a percentage of sales, operating expenses decreased in the first nine months of this year to 22.5% from 23.5% in the same period of last year. During the nine months ended September 30, 2012, we recorded impairment charges of $6,954 related to the bankruptcies of Betsey Johnson and Bakers, and recorded an expense of $2,500 for a class action lawsuit related to unauthorized text messaging. Commission and licensing fee income decreased to $12,600 in the first nine months of 2012 compared to $14,648 in the first nine months of 2011, partially due to a $852 bad debt expense pursuant to the Bakers bankruptcy. The effective tax rate for the nine months ended 2012 decreased to 35.1% compared to 38.8% in the same period of last year due primarily to a tax benefit of $4,983 related to the year-to-date impact of a portion of earnings from the Company's foreign operations that have been invested indefinitely in the acquisition and expansion of SM Canada. Net income increased 18% to $86,663 in the first nine months of this year compared to $73,547 in the same period last year.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $618,914 or 68% and $468,204 or 68% of our total net sales for the first nine months of 2012 and 2011, respectively. The increase in net sales is partially due to incremental sales from our recently acquired SM Canada business and our Topline business acquired in May 2011. Organic net sales growth was driven by a 45% increase in net sales in our wholesale private label business. The increase in net sales is also due to double digit sales increases in our signature Steve Madden® Women's brand and the Betsey Johnson® shoe brand. In addition, our new Superga® brand, which began shipping in the first quarter of this year and our new Betseyville® shoe brand, which began shipping in the current quarter, contributed to the increase in net sales in the first nine months of 2012.

Gross profit margin decreased to 31.3% in the first nine months of this year from 34.0% in the same period last year, primarily due to sales mix shifts as a result of the addition of the Topline business, and significant sales increases in our Target private label business and our international business, which typically achieve lower gross margins. In the first nine months of 2012, operating expenses increased to $107,427 from $85,602 in the same period of 2011. As a percentage of sales, operating expenses improved to 17.4% in the first nine months of 2012 from 18.3% in the same period of last year, reflecting leverage from increased sales. Income from operations for the Wholesale Footwear segment increased to $86,537 for the nine-month period ended September 30, 2012 compared to $73,713 for the same period of 2011.
Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $169,700 or 19% and $119,480 or 17% of total Company net sales for the nine months ended September 30, 2012 and 2011, respectively. This increase in net sales is partially due to sales contributed by our new Cejon business, which we acquired in the second quarter of 2011. Exclusive of Cejon, organic growth in the Accessories segment was 41%. This increase in organic sales was driven by strong sales results across all the accessories product lines including a 117% net sales increase in Steve Madden® handbags followed by a 40% increase in Betsey Johnson® handbags, a 24% increase in our private label business and a 21% increase in Big Buddha® handbags.

Gross profit margin in the Wholesale Accessories segment increased to 36.5% in the first nine months of this year from 35.3% in the same period last year, primarily due to the significant growth of our Steve Madden® and Betsey Johnson® handbag businesses, which typically achieve higher gross margins. In the first nine months of 2012, operating expenses increased to $33,086 compared to $23,593 in the first nine months of 2011. As a percentage of sales, operating expenses improved to 19.5% in the first nine months of 2012 from 19.7% in the same period of 2011, reflecting leverage from increased sales. Income from operations for the Wholesale Accessories segment increased 55% to $28,914 for the nine months ended September 30, 2012 compared to $18,620 for the same period of 2011.

Retail Segment:
In the first nine months of 2012, net sales from the Retail segment accounted for $122,931 or 13% of our total net sales compared to $101,110 or 15% of total net sales in the same period last year. We opened fourteen new stores, acquired seven stores as part of the acquisition of SM Canada, established a Superga® online store and closed five under-performing stores during the twelve months ended September 30, 2012. As a result, we had 99 retail stores as of September 30, 2012 compared to 82 stores as of September 30, 2011. The 99 stores currently in operation include 84 Steve Madden® stores, eight Steve Madden® outlet stores, three Steven® stores, one Report® store, one Superga® store and two e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first nine months of 2012 and 2011) increased 9% in the first nine months of this year. The gross margin in the Retail segment increased to 61.5% in the nine months ended September 30, 2012 from 60.5% in the corresponding nine months of 2011, primarily due to the impact of the ten new stores currently open in Canada which achieve significantly higher gross profit margins than stores located in the U.S as well as improved operating efficiencies. During the first nine months of 2012, operating expenses were $64,969 compared to $52,982 in the same period of last year, primarily due to the incremental cost associated with the net year-over-year increase of seventeen stores. For the nine months ended September 30, 2012, income from operations for the Retail segment increased to $10,629 compared to $8,170 for the same period in 2011.

First Cost Segment:

The First Cost segment generated net commission income and design fees of $6,897 for the nine-month period ended September 30, 2012 compared to $8,605 for the comparable period of 2011. This decrease is primarily due to a $852 bad debt expense pursuant to the Bakers bankruptcy as well as a decline in business with Bakers during the first nine months of 2012.

Licensing Segment:
During the nine months ended September 30, 2012, net licensing income decreased to $5,703 from $6,043 in the same period of last year.

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
As of September 30, 2012, we had working capital of $274,197. We had cash and cash equivalents of $64,927, investments in marketable securities of $89,428 and we did not have any long term debt.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $14,758 in the first nine months of 2012 compared to cash provided by operations of $7,385 in the same period of last year. The primary sources of cash were net income of $86,628, an increase in accounts payable and other accrued expenses of $20,896 and a decrease of accounts receivable of $5,496. The primary uses of cash were increases of due from factor, inventories and prepaid expenses, deposits and other assets of $96,899, $22,180 and $5,792, respectively.
INVESTING ACTIVITIES
($ in thousands)

During the nine-month period ended September 30, 2012, we invested $48,955 in marketable securities and received $40,150 from the maturities and sales of securities. Also during the first nine months of 2012, we paid approximately $29,367 for the acquisition of SM Canada and, in connection with the acquisition, provided a loan in the amount of $3,085 to the seller of SM Canada. We also made capital expenditures of $15,617, principally for twelve new stores opened in the first nine months of 2012, improvements to existing stores, leasehold improvements to office space and systems enhancements.
FINANCING ACTIVITIES
($ in thousands)
During the nine-month period ended September 30, 2012, net cash provided by financing activities was $11,289, which consisted of proceeds from the exercise of stock options of $6,991 and the tax benefit from the exercise of options of $4,298.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of September 30, 2012 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	2017 and after
Operating lease obligations	$169,418	$6,410	$48,028	$44,230	$70,750
Purchase obligations	186,963	186,963	—	—	—
Contingent payment liability	57,751	17,791	18,785	17,121	4,054
Other long-term liabilities (future minimum royalty payments)	6,816	653	5,863	300	—
Total	$420,948	$211,817	$72,676	$61,651	$74,804
At September 30, 2012, we had un-negotiated open letters of credit for the purchase of inventory of approximately $1,608.

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden’s existing employment agreement with the Company. The amended agreement, which extends the term of Mr. Madden's employment through December 31, 2023, provides for a base salary of approximately $5,416 in 2012, approximately $7,417 in 2013, approximately $9,667 in 2014, approximately $11,917 in 2015 and approximately $10,698 for the period between January 1, 2016 through the expiration of the term of employment. The employment agreement provides Mr. Madden with the right, exercisable on certain specified dates in fiscal year 2012 only, to elect to receive a grant of restricted stock for a number of shares of the Company’s common stock valued at $40,000 in consideration for a reduction in his annual base salary in years subsequent to 2012 as follows: $4,000 in 2013, approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. On June 30, 2012, Mr. Madden exercised this right and on July 3, 2012 he was granted 1,262,228 restricted shares of the Company's common stock at the then market price of $31.69, which will vest in the same manner as the February 8, 2012 restricted stock grant received by Mr. Madden pursuant to the amended agreement. (See Note Q to the Condensed Consolidated Financial Statements.) Accordingly, Mr. Madden's annual base salary was reduced as described above. In addition to the opportunity for cash bonuses at the sole discretion of the Board of Directors, Mr. Madden’s employment agreement entitles him to an annual life insurance premium payment as well as an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria. The employment agreement also provides for the elimination of interest accrued after December 31, 2011 on an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden, the extension of the maturity date of such loan until December 31, 2023, and the forgiveness of 1/10th of the principal amount of the loan, together with accrued interest, annually over a ten-year period commencing on December 31, 2014 for so long as Mr. Madden continues to be employed by the Company on each such December 31. As a result of the elimination of further interest accumulation, the outstanding principal and the accrued interest as of December 31, 2011 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.

We have employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $698 during the remaining three months of 2012, $1,580 in 2013 and $555 in 2014. In addition, some of the employment agreements provide for a discretionary bonus and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of SM Canada on February 21, 2012, we are subject to potential earn-out payments to the seller of SM Canada based on the annual performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. In connection with our acquisition of Cejon on May 25, 2011, we are subject to potential earn-out payments to the seller of Cejon based on the annual performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The first such payment was made in the third quarter of this year. In connection with our acquisition of Topline on May 20, 2011, we are subject to potential earn-out payments to the seller of Topline based on the performance of Topline for the twelve-month period ended June 30, 2012. In connection with our acquisition of Big Buddha during the first fiscal quarter of 2010, we are subject to potential earn-out payments to the seller of Big Buddha based on the annual performance of Big Buddha for each of the twelve month periods ending on March 31, 2013.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)
We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and LIBOR. The terms of our collection agency agreements with Rosenthal & Rosenthal, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note D to the Condensed Consolidated Financial Statements included in this Quarterly Report.

As of September 30, 2012, we held marketable securities valued at $89,428, which consist primarily of corporate bonds and marketable equity securities. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

On July 19, 2011, an individual purporting to act on behalf of a class of similarly situated individuals commenced a civil action in the United States District Court for the Central District of California, Samantha Ellison, individually and on behalf of a class of similarly situated individuals v. Steven Madden, Ltd., No. CV11-05935 (the “Ellison Action”). The Ellison Action asserts that the Company made unsolicited commercial text calls to wireless telephone numbers of the class in violation of the Telecommunications Privacy Act and seeks, on behalf of the class, an injunction requiring the Company to cease all wireless spam activities and an award of statutory damages to the class members together with costs and reasonable attorneys' fees. The Company responded by challenging the suit on several grounds. Settlement discussions have resulted in a settlement being reached on July 30, 2012 for an aggregate gross fund amount of $10,000, including all settlement costs and administration fees, as well as the fees recoverable by class counsel. As the settlement calls for the reversion of all monies not paid to class claimants, it is possible that the actual settlement amount paid will be substantially less than $10,000. In addition, the Company's insurance coverage will cover a portion of the settlement at the rate of 45% of the initial settlement payment of $5,000 and 30% of amounts over and above the initial settlement payment. On September 25, 2012, the court certified the class for settlement purposes only and approved the settlement on a preliminary basis. The court further ordered all litigants to make further submissions to the court concerning, among other thing, the merits and value of the case and to deliver notice of the proposed settlement to all class members prior to a fairness hearing and final approval of the settlement. Based on the settlement as contemplated and applying the insurance coverage as applicable, the maximum exposure to the Company is approximately $6,250, however, in light of historical "take rates" in cases of this type, counsel estimates that the actual liability to the Company will be between approximately $2,000 and $2,500. Accordingly, the Company has recorded a liability in the amount of $2,500 in the nine months ended September 30, 2012. This liability is subject to change to reflect any change in the status of this matter.
On February 2, 2012, two individuals purporting to be stockholders of the Company commenced separate civil actions in the Supreme Court of New York, Queens County, Mark Ioffe, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd. v. Steven Madden, et. al, No. 700188-2012 (the “Ioffe Action”) and Catherine L. Phillips, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd. v. Steven Madden, et. al, No. 700189-2012 (together with the Ioffe Action, the “Actions”). The Actions assert derivative claims challenging the decision of the Company’s Board of Directors in January 2012 to amend Steven Madden’s employment agreement dated July 15, 2005, and amended as of December 14, 2009 (the “Madden Employment Agreement”) and to amend the promissory note (the “Promissory Note”) setting forth Mr. Madden’s obligations in respect of a loan made by the Company to Mr. Madden in 2007 and amended in 2009. The Actions assert that the Board violated its duties of loyalty and good faith by approving the amendments to the Madden Employment Agreement and the Promissory Note and that the changes set forth in the amendments constitute a waste of corporate assets. The Actions also assert claims of unjust enrichment against Mr. Madden. The Actions seek, on behalf of the Company, disgorgement of any compensation that Mr. Madden has received as a result of the amended Madden Employment Agreement, an award of damages to the Company, and a declaration that the amendments of the Madden Employment Agreement and the Promissory Note are void. The Company and the other defendants filed a motion for dismissal of the Actions based on, among other things, the plaintiffs’ failure to make a demand that the Company’s Board of Directors investigate their claims. On September 13, 2012, the court granted the defendants' motion to dismiss the actions. As of the date hereof, the plaintiffs have not filed a notice of appeal with respect to the dismissal of the Actions.
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

ITEM 6. EXHIBITS

23.1
Consent of EisnerAmper LLP, an independent public accounting firm (incorporated by reference to Exhibit 23.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 24, 2012)

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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

DATE: November 8, 2012

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

Exhibit Index

23.1
Consent of EisnerAmper LLP, an independent public accounting firm (incorporated by reference to Exhibit 23.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 24, 2012)

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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