Form 10-K
period 2012-12-31
STEVEN MADDEN, LTD.
filed 2013-03-01
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
Yes  ☐   No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,266,789,000 (based on the closing sale price of the registrant's common stock on that date as reported on The NASDAQ Global Select Market).
The number of outstanding shares of the registrant's common stock as of February 26, 2013 was 44,003,418 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 2013 ANNUAL MEETING OF STOCKHOLDERS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” (as that term is defined in the federal securities laws), which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with regard to future revenue, projected 2013 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives and other future events. More generally, forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K.
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

PART I
ITEM 1     BUSINESS
Overview

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags and accessories and license our trademarks for use in connection with the manufacture, marketing and sale of various products of our licensees. Our products are marketed through our retail stores and our e-commerce websites, as well as better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants and catalog retailers throughout the United States and Canada. In addition, we have special distribution arrangements for the marketing of our products in Asia, Europe, the Middle East, Mexico, Australia, South Africa, South America and India. We offer a broad range of updated styles designed to establish or complement and capitalize on market trends. We have established a reputation for design creativity and our ability to offer quality products in popular styles at affordable prices, delivered in an efficient manner and time frame.
The Company was incorporated as a New York corporation on July 9, 1990, reincorporated under the same name in Delaware in November 1998 and completed its initial public offering in December 1993. Shares of the Company's common stock, $.0001 par value per share, currently trade on the NASDAQ Global Select Market under the symbol “SHOO”. Our principal executive offices are located at 52-16 Barnett Avenue, Long Island City, NY 11104. Our telephone number is (718) 446-1800 and our website address is http://www.stevemadden.com.
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and information with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These reports, any amendments to such reports, and our proxy statements for our stockholders' meetings are available free of charge, on the "Investor Relations" section of our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We will provide paper copies of such filings free of charge upon request. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the SEC's Public Reference Room is available by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding us, which is available at http://www.sec.gov.
Fiscal year 2012 represents the fourth consecutive year that the Company achieved record sales and earnings. Net sales for 2012 increased 27% to $1,227,072 from $968,549 in the same period of last year. Net income attributable to Steven Madden, Ltd. increased 23% to 119,626 in 2012 compared to $97,319 in the same period of last year. Net income attributable to Steven

Madden, Ltd. in 2012 included $5.93 million of impairment charges related to the bankruptcies of Betsey Johnson LLC and Bakers Footwear Group, Inc. and $2.5 million for the settlement of a class action lawsuit. The Company's effective tax rate for 2012 decreased to 35.1% compared to 38.8% recorded in 2011 due primarily to a tax benefit of $6.0 million related to a portion of earnings from the Company's foreign operations that has been invested indefinitely in the acquisition and expansion of our SM Canada business. Inclusive of the impairment charges, the settlement of the lawsuit and the bad debt expense, which negatively impacted earnings per share by $0.13, diluted earnings per share in 2013 increased to $2.71 per share on 44,170,000 diluted weighted average shares outstanding compared to $2.25 per share on 43,239,000 diluted weighted average shares outstanding in the prior year. See Item 3, "Legal Proceedings," below for a description of the class action and its settlement and Note D to our Consolidated Financial Statements for additional information concerning the bankruptcy-related charges.

As part of our strategic initiative to grow the Company's International business, on February 21, 2012, we purchased all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, “SM Canada”), the Company's sole distributor in Canada since 1994, comprising SM Canada's footwear, handbags and accessories wholesale and retail businesses. Management believes that Canada represents a strong and growing market for the Company. The transaction was completed for consideration consisting of a cash payment at closing of approximately $29.13 million (Canadian dollars, which converts to approximately the same in U.S. dollars) plus potential earn-out payments of up to a maximum of $38 million (Canadian dollars, which converts to approximately the same in U.S. dollars), in the aggregate, based on achievement of certain earnings targets over a five-year period. The fair value of contingent payments was estimated based on management's projections of the financial results of SM Canada during the earn-out period. As of December 31, 2012, the Company estimates the fair value of the contingent consideration to be $19.98 million in U.S. dollars.

Product Distribution Segments

Our business is comprised of five distinct segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing.
Our Wholesale Footwear segment is comprised of the following brands: Steve Madden Women's, Madden Girl, Steve Madden Men's, Steven, l.e.i.® (under license), Elizabeth and James® (under license), Olsenboye® (under license), Stevies, Steve Madden Kids, Madden, Betsey Johnson shoes, Report, Superga® (under license), International business and certain private label business. Our Wholesale Accessories segment includes Big Buddha, Betseyville, Betsey Johnson, Steve Madden, Steven by Steve Madden, Cejon and, through license agreements, Daisy Fuentes® and Olsenboye® accessories brands and includes our private label business. Steven Madden Retail, Inc., our wholly-owned retail subsidiary, operates Steve Madden, Steven, Superga and Betsey Johnson retail stores and e-commerce websites. Three additional Steve Madden stores are operated under license to a third party. The First Cost segment represents activities of a subsidiary that earns commissions for serving as a buying agent for footwear products under private labels and licensed brands (such as Candie's®) for many of the country's large mass-market merchandisers, shoe chains and other value priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden and Steven by Steve Madden marks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery, women's fashion apparel, jewelry and luggage. In addition, we license our Betsey Johnson® and Betseyville® marks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

Wholesale Footwear Segment

Steve Madden Women's. We design, source and market our Steve Madden brand to department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants and catalog retailers throughout the United States. The Steve Madden brand has become a leading life-style brand in the fashion conscious marketplace. To serve our customers (primarily women ages 16 to 35), Steve Madden Women's creates and markets fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at affordable prices. New products for Steve Madden Women's are test marketed at Company-owned retail stores. Typically, within a few days, we can determine if the test product appeals to our customers. This enables us to use our flexible sourcing model to rapidly respond to changing trends and customer preferences, which we believe is essential for success in the fashion industry.
Madden Girl. We design, source and market a full collection of directional young women's shoes under the Madden Girl brand. Madden Girl is geared for young women ages 13 to 20, and is an “opening price point” brand currently sold at major department stores, mid-tier retailers and specialty stores.
Steve Madden Men's. We design, source and market a full collection of directional men's shoes and fashion forward athletic shoes targeted at men ages 18 to 40 years old under the Steve Madden® brand and sold in major department stores, mid-

tier department stores, better specialty stores and independent shoe stores throughout the United States as well as in our retail stores. Price points for Steve Madden Men's products range from $70 to $125 at retail. The division maintains open stock inventory positions in select patterns to serve the replenishment programs of its wholesale customers.
Steven. We design, source and market women's fashion footwear under the Steven® trademark through major department and better footwear specialty stores throughout the United States as well as in our retail stores. Priced a tier above the Steve Madden brand, Steven products are designed to appeal principally to fashion conscious women, ages 25 to 45, who shop at department stores and footwear boutiques.
l.e.i. On July 1, 2008, we entered into a license agreement with Jones Investment Co. Inc., under which we have the right to use the l.e.i.® trademark in connection with the sale and marketing of footwear exclusively to Wal-Mart.
Elizabeth and James. On September 10, 2008, we entered into a license agreement with Dualstar Entertainment Group, LLC, under which we have the right to use the Elizabeth and James® trademark in connection with the sale and marketing of footwear. Our footwear bearing the Elizabeth and James® brand, which was created by Mary-Kate and Ashley Olsen, is distributed through luxury retailers to women ages 25 to 36 with average retail price points ranging from $200 to $350 for shoes and from $350 to $500 for boots.
Olsenboye. On September 2, 2009, we entered into a license agreement with Dualstar Entertainment Group, under which we have the right to use the Olsenboye® trademark in connection with the sale and marketing of footwear exclusively to J.C. Penney. Pursuant to the customer's request that we sell directly to the customer, in 2011 we transitioned our Olsenboye® footwear business from the commission model to the wholesale model.
Stevies and Steve Madden Kids. Our Stevies® and Steve Madden Kids brands are designed, sourced and marketed to appeal to young girls, ages six to twelve, and are sold at department stores, specialty stores and independent boutiques throughout the United States.
Madden. Our Madden brand, which began shipping in the first quarter of 2010, includes a full collection of men's shoes.  Madden is an “opening price point” brand that is currently sold at major department stores, mid-tier retailers and specialty stores.
Betsey Johnson Shoes. On October 5, 2010, the Company acquired the Betsey Johnson® trademark and substantially all other intellectual property of Betsey Johnson LLC. Shoes are sold under the Betsey Johnson and Betseyville brands and are distributed through department stores such as Nordstrom, Dillard's and J.C. Penney and online retailers such as Amazon.com and Zappos.
Superga. On February 9, 2011, the Company entered into a license agreement with Basic Properties America Inc. and BasicNet S.p.A., for the use of the Superga® trademark in connection with the marketing and sale of footwear. Founded in Italy in 1911, Superga is known for its fashion sneakers that come in a wide range of colors, fabrics and prints.
Report. The Report and Report Signature brand was part of our May 2011 acquisition of Topline. We design, manufacture, market and sell our Report brand to major department stores, mid-tier department stores, better specialty stores and independently owned boutiques throughout the United States.

Mad Love. Formed in April 2011 as a joint venture, the Mad Love® brand is an exclusive beach to-the-street life style brand for Target, created to appeal to women with a young attitude and active lifestyle.

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

Private label business. We design, source and market private label footwear primarily to specialty retailers, mid-tier chains and mass market merchants. In addition, we design, source and market footwear for third party brands, such as Material Girl and Candies.

Wholesale Accessories Segment
Our Wholesale Accessories segment designs, sources and markets name brands (including Daisy Fuentes® and Olsenboye®, each under license, and our Steve Madden®, Steven by Steve Madden®, Betsey Johnson®, Betseyville® and Big Buddha® brands) and private label fashion handbags and accessories to department stores, mass merchants, value priced retailers and specialty stores throughout the United States. In addition, we market and sell cold weather accessories, fashion scarves, wraps and other trend accessories primarily under our Cejon and the Steve Madden brand names and private labels to department stores and specialty stores.

Retail Segment

As of December 31, 2012, the Company's wholly-owned subsidiary, Steven Madden Retail, Inc., owned and operated 109 retail stores including 91 Steve Madden full price stores, eleven Steve Madden outlet stores, two Steven stores, one Report store, one Superga store and three e-commerce websites. In 2012, we opened twenty new stores, acquired seven stores as part of the acquisition of SM Canada, established Superga® and Betsey Johnson online stores and closed four under-performing stores. Steve Madden stores are located in major shopping malls and in urban street locations across the United States and Canada. In 2012, our retail stores generated annual sales in excess of $890 per square foot compared to $853 (recomputed using current year methodology) per square foot generated in 2011. Comparative store sales (sales of those stores, including the e-commerce websites, that were open for all of 2012 and 2011) increased 7.9% in fiscal year 2012.
We anticipate that the Retail segment will continue to enhance the Company's overall sales and profitability while increasing recognition for the brand. Additionally, our retail stores enable us to evaluate the appeal of new products and designs to our customers and respond accordingly, which, in turn, strengthens the product development efforts of our two Wholesale segments. We expect to open between ten and fourteen new retail stores and we do not anticipate closing any stores in 2013.

First Cost Segment

The First Cost segment represents activities of a wholly owned subsidiary of the Company that earns commissions for serving as a buying agent for footwear products under private labels and licensed brands (such as Candie's®) for many of the large mass-market merchandisers, shoe chains and other mid-tier retailers. As a buying agent, we utilize our expertise and our relationships with shoe manufacturers to facilitate the production of private label shoes to our customers' specifications. We believe that by operating in the private label, mass merchandising market, we are able to maximize additional non-branded sales opportunities. This leverages our overall sourcing and design capabilities. Currently, our First Cost segment serves as a buying agent for the procurement of women's, men's and children's footwear for large retailers, including Kohl's, K-Mart, Sears and Bakers. The First Cost segment receives buying agent's commissions from its customers. In addition, by leveraging the strength of our Steve Madden brands and product designs, we have been able to partially recover our design, product and development costs from our suppliers.

Licensing Segment

We license our Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women's fashion apparel, jewelry and luggage. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.
See Note P to our Consolidated Financial Statements for additional information relating to our five operating segments.

Product Design and Development

We have established a reputation for our creative designs, marketing and trendy products at affordable price points. We believe that our future success will substantially depend on our ability to continue to anticipate and react to changing consumer demands in a timely manner. To meet this objective, we have developed what we believe is an unparalleled design process that allows us to recognize and respond quickly to changing consumer demands. Our design team strives to create designs which it believes fit our image, reflect current or future trends and can be manufactured in a timely and cost-effective manner. Most new Steve Madden products are tested in select Steve Madden retail stores. Based on these tests, among other things, management selects the Steve Madden products that are then offered for wholesale and retail distribution nationwide. We believe that our design and testing process and flexible sourcing models provide the Steve Madden brand with a significant competitive advantage allowing us to mitigate the risk of incurring costs associated with the production and distribution of less desirable designs.

Product Sourcing and Distribution

We source each of our product lines separately based on the individual design, style and quality specifications of the products in such product lines. We do not own or operate manufacturing facilities; rather, we use agents and our own sourcing office to source our products from independently owned manufacturers in China, Mexico, Brazil, Taiwan, Italy and India. We have established relationships with a number of manufacturers and agents in each of these countries. Although we have not entered into any long-term manufacturing or supply contracts, we believe that a sufficient number of alternative sources exist for the manufacture of our products. We continually monitor the availability of the principal materials used in our footwear, which are currently available from a number of sources in various parts of the world. We track inventory flow on a regular basis, monitor sell-through data and incorporate input on product demand from wholesale customers. We use retailers' feedback to adjust the production or manufacture of new products on a timely basis, which helps reduce the close out of slow-moving products.

We distribute our products from four third-party distribution warehouse centers, two located in California, one located in Texas, and one located in New Jersey, and through two Company owned warehouses located in New Jersey and Canada. By utilizing distribution facilities specializing in distribution fulfillment to effect distribution to certain wholesale accounts, Steve Madden retail stores and Internet customers, we believe that our customers are served more promptly and efficiently.

Customers

Our wholesale customers consist principally of better department stores, major department stores, mid-tier department stores, national chains, mass merchants, value priced retailers, specialty stores and catalog retailers. Our customers include Macy's, DSW, Nordstrom, Dillard's, J.C. Penney, Kohl's, Famous Footwear, Marshall's, TJ Maxx, Ross and Belks.

Distribution Channels
United States and Canada

We sell our products principally through department stores, specialty stores, luxury retailers, national chains and mass merchants and in our Company-owned retail stores in the United States and Canada and our e-commerce websites. For the year ended December 31, 2012, our Retail segment and our two Wholesale segments generated net sales of approximately $191.2 million and $1,035.8 million, or 16% and 84% of our total net sales, respectively. Each of these distribution channels is described below.
Steve Madden and Steven Retail Stores. As of December 31, 2012, we operated 91 Steve Madden full price stores, 11 Steve Madden outlet stores, 2 Steven stores, one Report store, one Superga store and three e-commerce websites. We believe that our retail stores will continue to enhance overall sales, profitability, and our ability to react to changing consumer trends. Our stores are also a marketing tool that allows us to strengthen brand recognition and to showcase selected items from our full line of branded and licensed products. Furthermore, our retail stores provide us with venues through which to test and introduce new products, designs and merchandising strategies. Specifically, we often test new designs at our Steve Madden retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, we have been able to leverage sales information gathered at Steve Madden retail stores to assist our wholesale customers in order placement and inventory management.
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
Department Stores. We currently sell to over 4,400 doors of 15 department stores throughout the United States and Canada. Our major accounts include Macy's, Nordstrom, Bloomingdale's, Dillard's and Lord & Taylor.

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
In addition to merchandising support, our key account executives maintain weekly communications with their respective accounts to guide them in placing orders and to assist them in managing inventory, assortment and retail sales. We leverage our sell-through data gathered at our retail stores to assist department stores in allocating their open-to-buy dollars to the most popular styles in the product line and phasing out styles with weaker sell-throughs, which, in turn, reduces markdown exposure at season's end.

Specialty Stores/Catalog Sales. We currently sell to specialty store locations throughout the United States. Our major specialty store accounts include DSW, Famous Footwear and Journeys. We offer our specialty store accounts the same merchandising, sell-through and inventory tracking support offered to our department store accounts. Sales of our products are also made through various catalogs, such as Victoria's Secret.
Internet Sales. We operate three Internet website stores, where customers can purchase numerous styles of our Steve Madden Women's, Steven, Madden Men's, Big Buddha, and Report, as well as selected styles of Madden Girl, footwear and accessory products.

International

Our products are available in many countries and territories worldwide via several retail selling and distribution agreements. Under the terms of the various agreements, the distributors and retailers are generally required to open a minimum number of stores each year and to pay us a fee for each pair of footwear purchased and an additional sales royalty as a percentage of sales or a predetermined amount per unit of sale. Most of the distributors are required to purchase a specified minimum number of products within specified periods. The agreements we have in place expire at various times through February 14, 2031 and include automatic renewals at the distributors' option if certain conditions are met. These agreements are exclusive in their specific territories, which include Asia, the Middle East, South America, Europe, Mexico, Australia, South Africa and India.

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

Marketing and Sales

We have focused on creating an integrated brand building program to establish Steve Madden as a leading designer of fashion footwear for style-conscious young women and men. Principal marketing activities include product placements in lifestyle and fashion magazines, personal appearances by our founder and Creative and Design Chief, Steve Madden, and in-store promotions.  We continue to promote our e-commerce website (www.stevemadden.com) where customers can purchase products under the brands Steve Madden, Steven, Steve Madden Men's and selected styles of Madden Girl footwear, as well as view exclusive content, participate in contests and “live chat” with customer service representatives. We also connect with our customers through social media forums including Twitter and Facebook.

Management Information Systems (MIS) Operations

Sophisticated information systems are essential to our ability to maintain our competitive position and to support continued growth. We operate on a dual AS/400 system which provides system support for all aspects of our business, including manufacturing, purchase orders, customer purchase orders, order allocations, invoicing, accounts receivable management, quick response replenishment, point-of-sale support and financial and management reporting functions. We have a PKMS bar coded warehousing system that is integrated with the wholesale system in order to provide accurate inventory positions and quick response size replenishment for our customers. In addition, we have installed an electronic data interchange (“EDI”) system which provides a computer link between us and certain wholesale customers that enables both the customer and us to monitor purchases, shipments and invoicing. The EDI system also improves our ability to respond to customer inventory requirements on a weekly basis. We are currently implementing a new Company-wide ERP system which we expect to go live in the summer of this year. We expect the new system to provide operating efficiencies and enhance customer service.

Intellectual Property

Trademarks
We own numerous trademarks, including, among others:

•	Steve Madden®

•	Steve Madden plus Design®

•	STEVE MADDEN in Chinese Characters®

•	Madden Girl®

•	Madden Girl By Steve Madden®

•	Steven®

•	Steven by Steve Madden®

•	SM New York®

•	Madden Girl by Steve Madden®

•	Eyeshadows by Steve Madden®

•	Soho Cobbler®

•	Steve Madden Luxe®

•	Natural Comfort®

•	Arc Stripe Design®

•	Asterisk with Shaded Circle Design®

•	Trissino®

•	Stacey and Steve®

•	Stacey and Steve Stylized Design®

•	Heart Design by Steve Madden®

•	Steve Madden and Heart Design®

•	Steve Madden's Fix® (logo and various trademarks)

•	PEACE LOVE SHOES® (logo and various trademarks)

•	Stevies®

•	Stevies by Steve Madden®

•	Stevies plus Design®

•	Big Buddha®

•	BIG BUDDHA plus Design®

•	Buddha Lux®

•	Betsey Johnson®

•	Betseyville®

•	BETSEYVILLE BY BETSEY JOHNSON®

•	Betsey Johnson (Stylized) ®

•	THE WILD PAIR (word mark)®

•	WILD PAIR (word mark)®

•	WILD PAIR (stylized mark)® (logo and various trademarks)

•	THE WILD PAIR plus Circle Design®

•	Cejon®

•	Report®

•	Report Signature®

•	R2®

•	Mad Love®

We consider these marks to be among our most valuable assets and have registered these marks in numerous countries and in numerous International Classes. From time to time we adopt new trademarks in connection with the marketing of new product lines. We believe that our trademarks have significant value and are important for purposes of identifying the Company, the marketing of our products and the products of our licensees, distinguishing them from the products of others. We act aggressively to register and vigorously protect our trademarks against infringement. There can be no assurance, however, that we will be able to effectively obtain rights to our marks throughout all of the countries of the world. Moreover, no assurance can be given that others will not assert rights in or ownership of, our marks and other proprietary rights or that we will be able to resolve any such conflicts successfully. Our failure to protect such rights from unlawful and improper appropriation may have a material adverse effect on our business, financial condition, results of operations and liquidity.

Trademark Licensing
Our strategy for the continued growth of the Company's business includes expanding the Company's presence beyond footwear and accessories through the selective licensing of our brands. As of December 31, 2012, we license our Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women's fashion apparel, jewelry and luggage. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand. See Notes A[12] and O[4] to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional disclosure regarding these licensing arrangements.
In addition to the licensing of our trademarks, we also license from third parties trademarks used in connection with certain of our product lines. Under licenses from Dualstar Entertainment Group, LLC, the Company has the right to use the Olsenboye® trademark in connection with the sale and marketing of footwear and accessories and the Elizabeth and James® trademark in connection with the sale and marketing of footwear. The term of these licenses expire on December 31, 2013 and March 31, 2015, respectively. In addition, we hold licenses from Jones Investment Co. Inc. under which the Company has the right to use the GLO Jeans® trademark in connection with the marketing and sale of women's footwear exclusively to K-Mart and the l.e.i.® trademark in connection with the marketing and sale of women's footwear exclusively to Wal-Mart. The term of the licenses from Jones Investment Co, Inc. expire on December 31, 2015 and December 31, 2014, respectively. We also hold a license from Basic Properties America Inc. and BasicNet S.p.A under which we have the right to use the Superga® trademark in connection with the marketing and sale of footwear. The initial term of our license with Basic Properties America Inc. and BasicNet S.p.A expires on December 31, 2013, with a four year renewal term at our option if certain provisions are met. We also hold a license from G-III Apparel Group to design, manufacture and distribute eyewear and sunglasses under the Andrew Marc brand. The initial term of the license with G-III Apparel Group expires on July 31, 2013, with a three year renewal term at our option if certain provisions are met. Substantially all of these licensing agreements require us to make royalty and advertising payments to the licensor equal to a percentage of our net sales or a minimum royalty and advertising payment in the event that specified net sales targets are not achieved.

Employees

On February 1, 2013, we employed approximately 2,650 employees, of whom approximately 1,800 work on a full-time basis and approximately 850 work on a part-time basis, with most of the part-time employees being employed in the Retail segment. Approximately 1,860 of our employees are located in the United States, approximately 590 employees are located in Hong Kong, China and Taiwan, and approximately 200 employees are located in Canada. None of our employees are represented by a union. Our management considers relations with our employees to be good. The Company has never experienced a material interruption of its operations due to a labor dispute.

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

Backlog

We had unfilled wholesale customer orders of $302.3 million and $280.8 million, as of February 1, 2013 and 2012, respectively. Our backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of our core products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

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
Economic Uncertainty and Political Risks. Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products. We believe that declining consumer confidence accompanied with the tightening of credit standards, higher energy and food prices and unemployment rates and a decrease in consumers' disposable income has negatively impacted the level of consumer spending for discretionary items during the years ended December 31, 2010, 2011 and 2012. During the three year period ended December 31, 2012 we achieved substantial revenue growth in both our Wholesale and Retail segments but we cannot assume that this will be maintained. A continued weak economic environment could have a negative effect on the Company's sales and results of operations during the year ending December 31, 2013 and thereafter. In addition, the European sovereign debt crisis and its implications for interconnected global financial systems, as well as the unstable political conditions in the Middle East and some other parts of the world, including potential or actual international conflicts, or the continuation or escalation of terrorism, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Risks Related to Our Business
Dependence on Key Personnel. The growth and success of our Company since its inception almost a quarter century ago is attributable, to a significant degree, to the talents, skills and efforts of our founder and Creative and Design Chief, Steven Madden. An extended or permanent loss of the services of Mr. Madden could severely disrupt our business and have a material adverse effect on the Company. Our senior executives have substantial experience and expertise in our business and industry and have made significant contributions to our growth and success as well. Competition for key executives in the apparel, footwear and accessories industries is intense. While our employment agreements with Mr. Madden and most of our senior executives include a non-compete provision in the event of the termination of employment, the non-compete periods are of limited duration. While we believe we have depth within our senior management team, if we lose the services of our Creative and Design Chief or any of our senior executives, and especially if any of these individuals joins a competitor or forms a competing company, our business and financial performance could be seriously harmed. A loss of the skills, industry knowledge, contacts and expertise of our Creative and Design Chief or any of our senior executives could cause a setback to our operating plan and strategy.
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
Risks Associated with Extending Credit to Customers. We sell our products primarily to retail stores across the United States and extend credit based on an evaluation of each customer's financial condition, usually without collateral. Various retailers, including some of our customers, have experienced financial difficulties as a result of the financial crisis that began in 2008, which has increased the risk of extending credit to such retailers. However, our losses due to bad debts have been limited. Pursuant to the terms of our collection agency agreement, our factor, Rosenthal & Rosenthal, Inc., currently assumes the credit risk related to approximately 58% of our trade accounts receivable. In addition, we have letters of credit for approximately 22% of our trade accounts receivable. Still, if any of our customers experiences a shortage of liquidity, the risk that the customer's outstanding payables to us would not be paid could cause us to curtail business with the customer or require us to assume more credit risk relating to the customer's account payable.
Risks Associated with Expansion of Retail Business. Our continued growth depends to a significant degree on whether we are successful in further developing and marketing the Steve Madden, Stevies, Steven, Madden Girl, Steve Madden Men's, Big Buddha, Elizabeth and James, Olsenboye, l.e.i., Betsey Johnson and Betseyville brands, and creating new brands, product categories and businesses that are appealing to our customers. The operation of company-owned Steve Madden and Steven stores is a significant part of our growth strategy. During the year ended December 31, 2012, we opened 20 new stores, acquired seven stores in connection with the acquisition of SM Canada, established Superga and Betsey Johnson online stores and closed four under-performing stores. We have plans to open between ten and fourteen new retail stores and we do not anticipate closing any stores in 2013. Our future expansion plan includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by us in our existing markets. There can be no assurance that we will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. Our retail expansion is dependent on the performance of our wholesale and retail operations, generally, as well as on a number of other factors, including our ability to:

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
Foreign Sourcing and Manufacturing. Virtually all of our products are purchased through arrangements with a number of foreign manufacturers, primarily from China, Mexico, Brazil, Taiwan, Italy and India. Risks inherent in foreign operations including work stoppages, transportation delays and interruptions and changes in social, political and economic conditions, can result in the disruption of trade from the countries in which our manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. While we believe that we manage our exposure to the risk that any such economic or political condition will materially affect our ability to purchase products because we are aware of a variety of materials and alternative sources that are available, we cannot be certain that we will be able to identify such alternative materials and/or sources without delay or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
Manufacturers' Inability to Manufacture Our Goods in a Timely Manner or Meet Quality Standards. As is common in the footwear and accessories industries, we contract for the manufacture of virtually all of our products to our specifications through foreign manufacturers. We do not own or operate any manufacturing facilities and, therefore, we are dependent upon third parties for the manufacture of all of our products. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which, in turn, could result in cancellation of orders, refusal to accept deliveries, a reduction in purchase prices and, ultimately, termination of a customer relationship, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Difficulty in Locating Replacement Manufacturers. Although we enter into a number of purchase order commitments each season specifying a time frame for delivery, method of payment, design and quality specifications and other standard industry provisions, we do not have long-term contracts with any manufacturer. As a consequence, any of these manufacturing relationships may be terminated, by either party, at any time. In addition, we may seek replacement manufacturers for various reasons, including a significant increase in the prices we are required to pay to existing manufacturers of our goods. Although we believe that other facilities are available for the manufacture of our products, there can be no assurance that such facilities would be available to us on an immediate basis, if at all, or be able to meet our quality standards and delivery requirements, or that the costs charged to us by such manufacturers would not be significantly greater than those presently paid.
Manufacturers' Failure to Use Acceptable Labor Practices~~.~~ and Comply with Local Laws and Other Standards. Our products are manufactured by numerous independent manufacturers outside of the United States. We also have license agreements that permit our licensees to manufacture or contract to manufacture products using our trademarks. We impose, and require that our licensees impose, on these manufacturers environmental, health, and safety standards for the benefit of their labor force. In addition, we require these manufacturers to comply with applicable standards for product safety. However, we do not control our independent manufacturers or licensing partners or their labor, product safety and other business practices and, from time to time, our independent manufacturers may not comply with such standards or applicable local law or our licensees may not require their manufacturers to comply with such standards or applicable local law. The violation of such standards and laws by one of these independent manufacturers with whom we contract or by one of our licensing partners, or the divergence of a manufacturer's or a licensing partner's labor practices from those generally accepted as ethical in the United States, could harm our reputation, result in a product recall or require us to curtail our relationship with and locate a replacement for such manufacturer, which, as noted in the immediately preceding risk factor, could be challenging. Any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Seasonal and Quarterly Fluctuations. Our results of operations may fluctuate from quarter to quarter and are affected by a variety of factors, including:

•	the timing of holidays;

•	weather conditions;

•	the timing of larger shipments of footwear;

•	market acceptance of our products;

•	the mix, pricing and presentation of the products offered and sold;

•	the hiring and training of additional personnel;

•	inventory write downs for obsolescence;

•	the cost of materials;

•	the product mix between wholesale, retail and licensing businesses;

•	the incurrence of other operating costs; and

•	factors beyond our control, such as general economic conditions and actions of competitors.

In addition, we expect that our sales and operating results may be significantly impacted by the opening of new retail stores and the introduction of new products. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.
Inadequate Trademark Protections. We believe that our trademarks and other proprietary rights are of major significance to our success and our competitive position and consider some of our trademarks, such as Steve Madden, to be integral to our business and among our most valuable assets. Accordingly, we devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. Nevertheless, there can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products on the basis that our products violate the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Our failure to establish and then protect such proprietary rights from unlawful and improper utilization could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
Disruption of Information Technology Systems and Websites. We are heavily dependent upon our information technology systems to record and process transactions and manage and operate all aspects of our business ranging from product design and testing , production, forecasting, ordering, manufacturing, transportation, sales and distribution, invoicing and accounts receivable management, quick response replenishment, point of sale support and financial management reporting functions In addition, we have e-commerce and other Internet websites. Given the nature of our business and the significant number of transactions that we engage in on an annual basis, it is essential that we maintain constant operation of our information technology systems and websites and that these systems and our websites operate effectively. We depend on our in-house information technology employees and outside vendors to maintain and periodically upgrade these systems and our websites to support the growth of our business. Despite our preventative efforts, our information technology systems and websites are vulnerable from time to time to damage or interruption from events such as difficulties in replacing or integrating new systems, computer viruses, security breaches and power outages. Cybersecurity attacks are becoming increasingly sophisticated and run the gamut from malicious software to electronic security breaches to corruption of data and beyond. We are continually evaluating, improving and upgrading our information technology systems and websites in an effort to address these concerns. Any such problems or interruptions may result in loss of valuable business data, our customers' or employees' personal information, disruption of our operations and other adverse impact to our business and require significant expenditures by us to remediate any such failure, problem or breach. In addition, we must comply with increasingly complex regulatory standards enacted to protect business and personal data and an inability to maintain compliance with these regulatory standards could subject us to legal risks and penalties.
Breach of Customer Privacy. A routine part of our business includes the gathering, processing and retention of sensitive and confidential information pertaining to our customers. While we believe that adequate security measures have been established and are maintained by us to protect against privacy breaches, the Company's facilities and information technology systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming or human error, or other similar events. Such a breach that results in misappropriation, loss or other unauthorized disclosure of a customer's confidential information, whether by the Company or a third party service provider, could severely damage our reputation and relationship with our customers and adversely affect our business, as well as expose the Company to risks of litigation and liability.

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
In addition, at any given time outside securities analysts may follow our financial results and issue reports that discuss our historical financial results and the analysts' predictions of our future performance, which our stockholders and potential investors may choose to rely on in making investment decisions. These analysts' predictions are based upon their own opinions and are often different from our own forecasts. Our stock price could decline if our results are below the estimates or expectations of these outside analysts.

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

Location	Leased/Owned	Primary Use	Approximate Area Square Feet
Dongguan, Guangdong Province, China	Leased	Offices and sample production	180,000
Long Island City, NY	Leased	Executive offices	66,600
Bayonne, NJ	Leased	Warehouse	50,000
Bellevue, WA	Leased	Offices, Topline	41,500
Montreal, Canada	Leased	Offices, warehouse	27,000
Putian City, Guangdong Province, China	Leased	Offices	23,800
New York, NY	Leased	Offices and showroom, Accessories	20,000
New York, NY	Leased	Showroom	14,000
New York, NY	Leased	Offices, Cejon	12,400
Long Island City, NY	Leased	Storage	7,200
New York, NY	Leased	Offices, Accessories private label	6,500
New York, NY	Leased	Showroom, Topline	6,400
Guangdong Province, China	Leased	Offices	4,800
Los Angeles, CA	Leased	Showroom	4,600
Kwai Chung, Hong Kong	Leased	Offices	3,800
Taichung, Taiwan, ROC	Leased	Offices	3,200
Long Island City, NY	Owned	Offices	2,200

All of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of ten years. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes over the base year. The current terms of our retail store leases expire as follows:

Years Initial Lease Terms Expire	Number of Stores
2013	12
2014	6
2015	9
2016	4
2017	13
2018	10
2019	10
2020	4
2021	13
2022	20
2023	14

ITEM 3     LEGAL PROCEEDINGS

On February 2, 2012, two individuals purporting to be stockholders of the Company commenced separate civil actions in the Supreme Court of New York, Queens County, Mark Ioffe, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd. v. Steven Madden, et. al, No. 700188-2012 (the “Ioffe Action”) and Catherine L. Phillips, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd. v. Steven Madden, et. al, No. 700189-2012 (together with the Ioffe Action, the “Actions”). The Actions asserted derivative claims challenging the decision of the Company's Board of Directors in January 2012 to amend Steven Madden's employment agreement dated July 15, 2005, and amended as of December 14, 2009 and to amend the promissory note setting forth Mr. Madden's obligations in respect of a loan made by the Company to Mr. Madden in 2007 and amended in 2009 and claimed, among other things, that the Board violated its duties of loyalty and good faith by approving the amendments. The Actions also asserted claims of unjust enrichment against Mr. Madden. The Company and the other defendants filed a motion for dismissal of the Actions, which was granted by the court on September 13, 2012. The plaintiffs did not file a notice of appeal with respect to the dismissal of the Actions and the time period for filing an appeal has now expired.

On July 19, 2011, an individual purporting to act on behalf of a class of similarly situated individuals commenced a civil action in the United States District Court for the Central District of California, Samantha Ellison, individually and on behalf of a class of similarly situated individuals v. Steven Madden, Ltd., No. CV11-05935 (the “Ellison Action”) asserting that the Company made unsolicited commercial text calls to wireless telephone numbers of the class in violation of the Telephone Consumers Protection Act (the “TCPA”), and seeking, on behalf of the class, an injunction requiring the Company to cease all wireless text messages without prior written consent as required by the TCPA, as well as the recovery of statutory damages to the class members, together with costs and reasonable attorneys' fees. The Company responded by challenging the suit on several grounds. Settlement discussions resulted in a settlement being reached on July 30, 2012, subject to final court approval, for an aggregate gross settlement fund amount of $10 million, including all settlement costs and administration fees, as well as fees recoverable by class counsel. As the settlement calls for the reversion of all monies not paid to class claimants, it is possible that the actual settlement amount paid will be substantially less than $10 million. In addition, the Company's insurance coverage will cover a portion of the settlement at the rate of 45% of the initial settlement payment of $5 million and 30% of amounts over and above the initial settlement payment. On September 25, 2012, the court certified the class for settlement purposes only and approved the settlement on a preliminary basis. The court further ordered all litigants to make further submissions to the court concerning, among other thing, the merits and value of the case and to deliver notice of the proposed settlement to all class members prior to a fairness hearing and final approval of the settlement. Based on the settlement as contemplated and applying the insurance coverage as applicable, the maximum exposure to the Company is approximately $6.25 million; however, in light of historical "take rates" in cases of this type, counsel estimates that the actual liability to the Company will likely be $2.5 million or less. Accordingly, the Company has recorded a liability in the amount of $2.5 million in the fiscal year ended December 31, 2012 and paid this amount in 2012 pursuant to the preliminary settlement agreement.

On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents' commissions” (which are non-dutiable) should be treated as “selling agents'

commissions” and hence are dutiable. Subsequently, U.S. Immigration and Customs Enforcement notified the Company's legal counsel that a formal investigation of the Company's importing practices had been commenced as a result of the audit. In September 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1.4 million. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3.05 million and, accordingly, a reserve for this amount was recorded as of December 31, 2009. The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, Office of Regulations and Rulings, under internal advice procedures. On September 20, 2010, U.S. Customs issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and one of its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable. With respect to the second buying agent, U.S. Customs also ruled that beginning in February, 2002, commissions paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable. However, U.S. Customs found that the Company's pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer's agent relationship between the Company and the agent and that commissions paid to the second agent under such buying agreements, in fact, were dutiable. On the basis of the U.S. Customs ruling, the Company reevaluated the liability in the case and believes that it is not likely to exceed $1.248 million and the reserve was reduced from $3.05 million to such amount as of September 30, 2010.

On November 21, 2011, U.S. Customs issued a pre-penalty notice to the Company in which it alleges that gross negligence by the Company resulted in an underpayment of duties with respect to certain pre-2002 buying agreements and claims that the Company owes $341,677 as an additional duty and $1.367 million in monetary penalties.  In its February 16, 2012 response to the pre-penalty notice, the Company submitted that it owes no additional duty and, further, did not through negligence or gross negligence fail to pay any duty or engage in conduct amounting to either gross negligence or negligence.  The Company requested that U.S. Customs withdraw its proposal to issue a notice of penalty and take no further adverse action against the Company.  In the event that U.S. Customs is not inclined to withdraw the pre-penalty notice after review of the Company's response, the Company has requested the opportunity to make an oral presentation to U.S. Customs prior to the issuance of a notice of penalty. In the event that U.S. Customs determines to issue a notice of penalty, the Company intends to file a petition for relief requesting a reduction of the level of culpability and mitigation of the penalty amount assessed. The maximum total amount of damages related to this matter is approximately $1.7 million for which the Company has accrued $1.248 million.

We have been named as a defendant in certain other lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations.

ITEM 4     MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our shares of common stock have traded on the NASDAQ Global Select Market since August 1, 2007 and were traded on the NASDAQ National Market prior to that date. The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2012 as reported by the NASDAQ Global Select Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock

	High	Low		High	Low
2012			2011
Quarter ended March 31, 2012	$45.08	$34.33	Quarter ended March 31, 2011	$31.29	$25.15
Quarter ended June 30, 2012	$44.27	$31.75	Quarter ended June 30, 2011	$37.96	$31.73
Quarter ended September 30, 2012	$45.05	$31.69	Quarter ended September 30, 2011	$41.02	$30.10
Quarter ended December 31, 2012	$44.98	$41.07	Quarter ended December 31, 2011	$37.55	$28.36

Holders. As of February 26, 2013, there were 113 holders of record of our common stock.

Dividends. With the exception of a special cash dividend paid in November 2005 and in November 2006, we have not declared or paid any cash dividends in the past to the holders of our common stock. We intend to retain earnings, if any, for potential future dividends and to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that any cash dividends of any kind will be paid to holders of our common stock in the future.

Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2012 is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases of Equity Securities. We did not repurchase any shares of our common stock during the fourth quarter of the year ended December 31, 2012. In February and August 2007, our Board of Directors authorized increases of our previously announced share repurchase program of $30 million and $37 million, respectively. In May 2010, the Board authorized an additional increase of $50 million to the share repurchase program. At December 31, 2012, an aggregate of $47 million remained authorized to repurchase our common stock. The program has no set expiration date.

Performance Graph. The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2007, and ending on December 31, 2012, with the cumulative total return on the Russell 2000 Index and the S&P 500 Footwear Index. The comparison assumes that $100 was invested on December 31, 2007 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

500
400
300
200
100
0
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Steven Madden, Ltd.
Russell 2000 Index

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Steven Madden, Ltd.	$100.00	$106.59	$206.18	$312.87	$388.15	$475.56
Russell 2000 Index	$100.00	$66.20	$84.20	$106.81	$102.33	$119.05
S&P 500 Footwear Index	$100.00	$80.63	$106.37	$139.60	$160.31	$174.19

ITEM 6     SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements. The Income Statement Data relating to 2012, 2011 and 2010, and the Balance Sheet data as of December 31, 2012 and 2011 should be read in conjunction with the information provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

	INCOME STATEMENT DATA Year Ended December 31, (in thousands, except per share data)
	2012	2011	2010	2009	2008
Net sales	$1,227,072	$968,549	$635,418	$503,550	$457,046
Cost of sales	771,370	606,601	359,564	287,361	270,222
Gross profit	455,702	361,948	275,854	216,189	186,824
Commissions and licensing fee income - net	15,395	18,715	22,629	19,928	14,294
Operating expenses	(283,689)	(226,893)	(176,859)	(157,149)	(156,212)
Impairment charges and provision for litigation	(8,432)	—	—	—	—
Income from operations	178,976	153,770	121,624	78,968	44,906
Interest income	3,067	4,885	4,208	2,096	2,620
Interest expense	(49)	(51)	(4)	(93)	(207)
Other income (expense) - net	2,193	188	29	(182)	(1,013)
Income before provision for income taxes	184,187	158,792	125,857	80,789	46,306
Provision for income taxes	64,623	61,591	50,132	30,682	18,330
Net income	119,564	97,201	75,725	50,107	27,976
Net loss attributable to noncontrolling interests	62	118	—	—	—
Net income attributable to Steven Madden, Ltd.	$119,626	$97,319	$75,725	$50,107	$27,976
Basic income per share	$2.78	$2.30	$1.83	$1.23	$0.68
Diluted income per share	$2.71	$2.25	$1.78	$1.22	$0.67
Basic weighted average shares of common stock	43,019	42,264	41,477	40,602	41,232
Effect of dilutive securities - options and restricted stock	1,151	975	966	626	437
Diluted weighted average shares of common stock outstanding	44,170	43,239	42,443	41,228	41,669

	BALANCE SHEET DATA At December 31,
	2012	2011	2010	2009	2008
Total assets	$804,039	$639,786	$447,696	$326,859	$284,693
Working capital	306,776	211,469	138,636	139,007	122,086
Noncurrent liabilities	43,161	29,940	18,967	6,710	5,801
Stockholders' equity	$626,400	$474,758	$357,298	$267,787	$206,242

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

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively the “Company”) design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell name brand and private label fashion handbags and accessories, through our Accessories Division. We distribute our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, catalog retailers and in our retail stores and our e-commerce websites throughout the United States and Canada and under special distribution arrangements in Asia, Europe, the Middle East, Mexico, Australia, India, South Africa and South America. Our product line includes a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

Our business is comprised of five distinct segments (Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing). Our Wholesale Footwear segment includes the following brands: Steve Madden Women's, Madden Girl, Steve Madden Men's, Steven, Betsey Johnson shoes, Olsenboye (under license), Stevies, Superga (under license), Elizabeth and James (under license), Madden, Report, l.e.i. (under license), and includes our private label and International businesses. Our Wholesale Accessories segment includes Steve Madden, Steven by Steve Madden, Big Buddha, Betseyville, Betsey Johnson, Cejon and, through license agreements, Daisy Fuentes® and Olsenboye® accessories brands and includes our private label business. Steven Madden Retail, Inc., our wholly owned retail subsidiary, operates Steve Madden and Steven retail stores as well as our e-commerce website (www.stevemadden.com). The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent for footwear products under private labels for many of the country's large mass-market merchandisers, shoe chains and other value priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery, and women's fashion apparel, jewelry and luggage. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

Fiscal year 2012 represents the fourth consecutive year that the Company achieved record sales and earnings. Net sales for 2012 increased 27% to $1,227,072 from $968,549 in the same period of last year. Net income increased 23% to $119,626 in 2012 compared to $97,319 in the same period of last year. Net income attributable to Steven Madden, Ltd. in 2012 was impacted by $5,932 of impairment charges related to the bankruptcies of Betsey Johnson LLC and Bakers Footwear Group, Inc. ("Bakers") and $2,500 for settlement of a class action lawsuit. The Company's effective tax rate for 2012 decreased to 35.1% compared to 38.8% recorded in 2011 due primarily to a tax benefit of $6,000 related to a portion of earnings from the Company's foreign operations that have been invested indefinitely in the acquisition and expansion of SM Canada. Inclusive of the impairment charges, the settlement of the lawsuit and the bad debt expense, which negatively impacted earnings per share by $0.13, diluted earnings per share in 2012 increased to $2.71 per share on 44,170,000 diluted weighted average shares outstanding compared to $2.25 per share on 43,239,000 diluted weighted average shares outstanding in the prior year.

As part of our strategic initiative to grow our International business, on February 21, 2012, the Company purchased all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, “SM Canada”), the Company's sole distributor in Canada since 1994, comprising SM Canada's footwear, handbags and accessories wholesale and retail businesses. Management believes that Canada represents a strong and growing market for the Company. The transaction was completed for consideration consisting of a cash payment at closing of approximately $29,129 (Canadian dollars, which converts to approximately the same in U.S. dollars) plus potential earn-out payments of up to a maximum of $38,000 (Canadian dollars, which converts to approximately the same in U.S. dollars), in the aggregate, based on achievement of certain earnings targets over a five-year period. The fair value of contingent payments was estimated based on management's projections of the financial results of SM Canada during the earn-out period. As of December 31, 2012, the Company estimates the fair value of the contingent consideration to be $19,975 in U.S. dollars.

In our Retail segment, same store sales (sales of those stores, including the e-commerce websites, that were in operation throughout 2012 and 2011) increased 7.9%, and sales per square foot increased to $890 in 2012 compared to sales per square foot of $853 (recomputed using the current year's methodology) in 2011. As of December 31, 2012, we had 109 stores in operation, compared to 84 stores as of December 31, 2011. In 2012, we made significant progress on our strategic initiative to expand our e-commerce business. We introduced two new e-commerce websites for the marketing and sale of Betsey Johnson and Superga brand products and we realized a 16% growth in e-commerce sales during fiscal 2012.
Our total inventory turnover increased to 10.6 times compared to 10.2 times in the comparable period of last year. Our accounts receivable average collection days were 66 days in 2012 compared to 65 days in 2011, primarily due to the significant growth in our private label business and our International business, both of which have, customarily, customers with longer payment terms. As of December 31, 2012, we had $266,264 in cash, cash equivalents and marketable securities, no short or long-term debt and total stockholders’ equity of $626,400. Working capital increased to $306,776 as of December 31, 2012, compared to $211,469 on December 31, 2011.

The following tables set forth information on operations for the periods indicated:

	Years Ended December 31 ($ in thousands)
	2012		2011		2010
CONSOLIDATED:
Net sales	$1,227,072	100.0%	$968,549	100.0%	$635,418	100%
Cost of sales	771,370	62.9%	606,601	62.6%	359,564	57%
Gross profit	455,702	37.1%	361,948	37.4%	275,854	43%
Other operating income – net of expenses	15,395	1.3%	18,715	1.9%	22,629	4%
Operating expenses	283,689	23.1%	226,893	23.4%	176,859	28%
Impairment charges and provision for litigation	8,432	0.7%	—	—%	—	—%
Income from operations	178,976	14.6%	153,770	15.9%	121,624	19.1%
Interest and other income – net	5,211	0.4%	5,022	0.5%	4,233	0.7%
Income before income taxes	184,187	15.0%	158,792	16.4%	125,857	19.8%
Net income attributable to Steven Madden, Ltd.	119,626	9.7%	97,319	10.0%	75,725	11.9%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$794,486	100.0%	$636,809	100.0%	$402,567	100.0%
Cost of sales	544,939	68.6%	431,430	67.7%	245,964	61.1%
Gross profit	249,547	31.4%	205,379	32.3%	156,603	38.9%
Operating expenses	145,221	18.3%	118,703	18.6%	81,060	20.1%
Income from operations - before impairment charges and provision for litigation	104,326	13.1%	86,676	13.6%	75,543	18.8%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$241,339	100.0%	$176,824	100.0%	$98,548	100.0%
Cost of sales	154,284	63.9%	115,350	65.2%	60,622	61.5%
Gross profit	87,055	36.1%	61,474	34.8%	37,926	38.5%
Operating expenses	45,679	18.9%	33,465	18.9%	23,603	24.0%
Income from operations - before impairment charges and provision for litigation	41,376	17.1%	28,009	15.8%	14,323	14.5%

RETAIL SEGMENT:
Net sales	$191,247	100.0%	$154,916	100.0%	$134,303	100.0%
Cost of sales	72,147	37.7%	59,821	38.6%	52,978	39.4%
Gross profit	119,100	62.3%	95,095	61.4%	81,325	60.6%
Operating expenses	92,789	48.5%	74,725	48.2%	72,196	53.8%
Income from operations - before impairment charges and provision for litigation	26,311	13.8%	20,370	13.1%	9,129	6.8%
Number of stores	109		84		84

FIRST COST SEGMENT:
Other commission income – net of expenses	$7,778	100.0%	$9,795	100.0%	$17,258	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$7,617	100.0%	$8,920	100.0%	$5,371	100.0%
RESULTS OF OPERATIONS
($ in thousands)

Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Consolidated:
Total net sales for the year ended December 31, 2012 increased by 27% to $1,227,072 from $968,549 for fiscal year 2011. For the year ended December 31, 2012, gross margin as a percentage of net sales decreased to 37.1% compared to 37.4% in the prior year. Operating expenses increased in 2012 to $283,689 from $226,893 in 2011, primarily due to incremental costs associated with our new Topline and Cejon businesses (both acquired in May 2011) and our new SM Canada business (acquired in February 2012). As a percentage of sales, operating expenses decreased to 23.1% in the year ended December 31, 2012 compared to 23.4% in the previous year. In 2012, we recorded impairment charges of $5,932 related to the bankruptcies of Betsey Johnson LLC and Bakers, and recorded an expense of $2,500 for the settlement of a class action lawsuit. Commission and licensing fee income decreased to $15,395 in 2012 compared to $18,715 in 2011, partially due to a $852 bad debt expense related to the Bakers bankruptcy. During the year ended December 31, 2012, income from operations increased to $178,976 and net income attributable to Steven Madden, Ltd. increased to $119,626 compared to income from operations of $153,770 and a net income of $97,319 in 2011.

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment was $794,486, or 65%, and $636,809, or 66%, of our total net sales for the years ended December 31, 2012 and 2011, respectively. This represents a $157,678, or 24.8% increase year over year. The increase reflects $103,285 due to our SM Canada business acquired during 2012 and our Topline business acquired in May 2011. Excluding sales attributable to Topline and our acquired SM Canada business in each year, organic net sales growth was 10.4%. Organic net sales growth was driven by a 40% increase in net sales in our wholesale private label business, as well as double digit sales increases in our Steve Madden® Women's brand. In addition, our Steve Madden Kids brand, Steve Madden Men's brand and our International business all realized increased sales revenue in 2012. Finally, our new Superga® brand, which began shipping in the first quarter of 2012 and our new Betseyville® shoe brand, which began shipping in the second quarter of 2012, contributed to the increase in net sales in 2012.

Gross profit margin decreased to 31.4% in 2012 from 32.3% in the prior year, primarily due to sales mix shifts as a result of the addition of the Topline business, and significant sales increases in our Target private label business and our International business, which typically achieve lower gross margins. Excluding the full year impact of Topline and our acquired SM Canada business, gross profit margin was 34.6% in 2012 and 35.3% in 2011. In the year ended December 31, 2012, operating expenses increased to $145,221 from $118,703 in the same period of 2011, primarily due to incremental costs associated with our recently acquired SM Canada business and our Topline business acquired in May 2011. As a percentage of sales, operating expenses improved to 18.1% in 2012 from 18.6% in 2011, reflecting leverage from increased sales. Income from operations for the Wholesale Footwear Segment increased to $104,326 for the year ended December 31, 2012 compared to $86,676 for the year ended December 31, 2011.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $241,339 or 20%, and $176,824 or 18% of total Company net sales for the years ended December 31, 2012 and 2011, respectively. This represents a $64,515, or 36.5% increase year over year. The increase in net sales reflects sales growth of $15,615 contributed by our Cejon business, which we acquired in the second quarter of 2011. Exclusive of Cejon in each year, organic net sales growth in the Accessories segment was 43.1%. This increase in organic sales was driven by strong sales results across all the accessories product lines including a 118% net sales increase in Steve Madden® handbags followed by a 59% increase in Betsey Johnson® handbags, a 17% increase in our private label business, a 15% increase in Big Buddha® handbags and a 13% increase in our belt business.

Gross profit margin in the Wholesale Accessories segment increased to 36.1% in 2012 from 34.8% in the prior year. Excluding Cejon, gross profit margin increased to 38.3% in 2012 from 38.0%, primarily due to the significant growth of our Steve Madden® and Betsey Johnson® handbag businesses, which typically achieve higher gross margins. In the year ended December 31, 2012, operating expenses increased to $45,679 compared to $33,465 in the year ended December 31, 2011, primarily due to incremental costs associated with our new Cejon business acquired in May 2011. As a percentage of sales, operating expenses remained at 18.9% for both 2012 and 2011. Income from operations for the Wholesale Accessories segment increased 48% to $41,377 in 2012 compared to $28,009 in 2011.

Retail Segment:

Net sales generated by the Retail segment accounted for $191,247, or 16%, and $154,916, or 16%, of total Company net sales for the years ended December 31, 2012 and 2011, respectively. This reflects a $36,330 or 23.5% increase, year over year. The increase reflects a $13,495 increase due to the inclusion of net sales from our 2012 acquisition of SM Canada. Excluding sales attributable to the acquisition, organic net sales growth was 14.7%. We opened twenty new stores, acquired seven stores as part of the acquisition of SM Canada, established Superga® and Betsey Johnson online stores and closed four under-performing stores during the year ended December 31, 2012. As a result, we had 109 retail stores as of December 31, 2012, compared to 84 stores as of December 31, 2011. The 109 stores currently in operation include 91 Steve Madden full price stores, eleven Steve Madden outlet stores, two Steven stores, one Report store, one Superga store and three e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open for all of 2012 and 2011) for the year ended December 31, 2012 increased 7.9% when compared to the prior year. During the year ended December 31, 2012, gross margin increased to 62.3% from 61.4% in 2011, primarily due to the impact of the twelve new stores currently open in Canada which achieve significantly higher gross profit margins than stores located in the U.S. as well as improved operating efficiencies. Excluding the impact of the acquisition of SM Canada, gross profit margin slightly decreased to 61.3% from 61.4%. In 2012, operating expenses increased to $92,789 from $74,725 in 2011 primarily due to the incremental cost associated with the net year-over-year increase of 25 stores. As a percentage of sales, operating expenses increased to 48.5% in 2012 from 48.2% in the prior year. For the year ended December 31, 2012, income from operations for the Retail segment increased to $26,311 compared to $20,370 in the prior year.

First Cost Segment:

The First Cost segment generated income from operations of $7,778 for the year ended December 31, 2012, compared to $9,795 in the prior year. This decrease is primarily due to a $852 bad debt expense resulting from the Bakers bankruptcy as well as a decline in business with Bakers during the year ended December 31, 2012.

Licensing Segment:
During the year ended December 31, 2012, licensing income decreased to $7,617 from $8,920 in the prior year. The decrease in net licensing revenue is primarily due to a loss of revenue that occurred when we transitioned outerwear business from an under-performing licensee to a new licensee with whom we expect to increase revenues in future years.

Year Ended December 31, 2011 vs. Year Ended December 31, 2010
Consolidated:
Total net sales for the year ended December 31, 2011 increased by 52% to $968,549 from $635,418 for the comparable period of 2010. For the year ended December 31, 2011, gross margin as a percentage of net sales decreased to 37.4% compared to 43.4% in the year ended December 31, 2010. Operating expenses increased in 2011 to $226,893 from $176,859 in 2010, primarily due to incremental costs associated with our acquisition of the Topline and Cejon businesses and our new Betsey Johnson® and Big Buddha® shoe businesses. As a percentage of sales, operating expenses decreased 4.4% to 23.4% in the year ended December 31, 2011 compared to 27.8% in the prior year, reflecting leverage from increased sales. Commission and licensing fee income decreased to $18,715 in 2011 compared to $22,629 in 2010, primarily due to the transition of our Target private label and Olsenboye® footwear businesses from the commission model to the wholesale model in the fourth quarter of 2010 and the first quarter of 2011, respectively. During the year ended December 31, 2011, income from operations increased to $153,770 and net income attributable to Steven Madden, Ltd. increased to $97,319 compared to income from operations of $121,624 and a net income of $75,725 in 2010.

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment was $636,809, or 66%, and $402,567, or 63%, of our total net sales for the years ended December 31, 2011 and 2010, respectively. The 58% increase in net sales year over year was partially due to the inclusion of net sales from our Topline business acquired in 2011. The transition of our Target business to the wholesale model also contributed to the increase in net sales. Similarly, the inclusion of net sales from our Olsenboye® business, which since the fourth quarter of 2010 has been included in the net sales line, contributed to the increase in net sales. Excluding sales from the Topline acquisition and the full year impact of sales transition from first cost model to wholesale model for Target and

Olsenboye, organic net sales growth was $46,627 or 11.6% driven by growth in our Steve Madden Women's and Madden Girl brands and a 53% sales increase in our International business contributed to the net sales increase in the fiscal year 2011. Finally, two new brands, Big Buddha® shoes, which began shipping in the third quarter of 2010, and Betsey Johnson® shoes, which began shipping in the first quarter of 2011, also contributed to the increase in net sales.

Gross profit margin decreased to 32.3% in 2011 from 38.9% in 2010, due to sales mix shifts as a result of the addition of the Topline business and the inclusion of the Company's Target private label and Olsenboye® footwear businesses in net sales, which typically achieve lower gross margins. Excluding the impact from the Topline acquisition and the full year impact of sales transition from first cost model to wholesale model for Target and Olsenboye, gross profit for 2011 was 38.8%. In the year ended December 31, 2011, operating expenses increased to $118,703 from $81,060 in the same period of 2010, primarily due to incremental costs associated with our Topline business and our Betsey Johnson® and Big Buddha® shoe businesses acquired in 2011. As a percentage of sales, operating expenses improved to 18.6% in 2011 from 20.1% in 2010, reflecting leverage from increased sales. Income from operations for the Wholesale Footwear Segment increased to $86,676 for the year ended December 31, 2011 compared to $75,543 for the year ended December 31, 2010.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $176,824 or 18%, and $98,548 or 16% of total Company net sales for the years ended December 31, 2011 and 2010, respectively. The 79% increase in net sales period over period was primarily due to our new Cejon business, which we acquired in the second quarter of 2011. Excluding sales from the acquisition of Cejon, net sales increased by $14,959 or 15.2% driven by net sales increases in our Big Buddha®, Madden Zone and Steve Madden® handbags businesses during the year ended December 31, 2011.

Gross profit margin in the Wholesale Accessories segment decreased to 34.8% in 2011 from 38.5% in 2010, primarily due to the addition of our Cejon cold weather accessories business and the growth in our private label business, both of which typically achieve lower gross margins than our existing handbag and belt businesses. Excluding the impact of Cejon, gross profit margin was 38%. In the year ended December 31, 2011, operating expenses increased to $33,465 compared to $23,603 in the year ended December 31, 2010, primarily due to the incremental costs related to our Cejon business acquired in 2011. As a percentage of sales, operating expenses improved to 18.9% in 2011 from 24.0% in 2010. This improvement is partially due to our Cejon cold weather accessory business, acquired in May 2011, which does a significant percentage of its sales in the second half of the year, resulting in a lower operating expenses percentage during that period. Income from operations for the Wholesale Accessories segment increased 96% to $28,009 in 2011 compared to $14,323 in 2010.

Retail Segment:

Net sales generated by the Retail segment accounted for $154,916, or 16%, and $134,303, or 21%, of total Company net sales for the years ended December 31, 2011 and 2010, respectively. We opened nine new stores, acquired one store as part of the acquisition of Topline and closed ten under-performing stores during the year ended December 31, 2011. As a result, we had 84 retail stores as of both December 31, 2011 and 2010. The 84 stores in operation at the end of 2011 include 73 Steve Madden full price stores, six Steve Madden outlet stores, three Steven stores, one Report store and one e-commerce website. Comparable store sales (sales of those stores, including the e-commerce website, that were open for all of 2011 and 2010) for the year ended December 31, 2011 increased 13.3% when compared to the prior year. During the year ended December 31, 2011, gross margin increased to 61.4% from 60.6% in 2010, primarily due to a decrease in promotional selling. In 2011, operating expenses increased to $74,725 from $72,196 in 2010. As a percentage of sales, operating expenses improved to 48.2% in 2011 from 53.8% in 2010, reflecting leverage from increased sales, in addition to a charge of $1,750 in the third quarter of 2010 for the preliminary settlement of a class action lawsuit. For the year ended December 31, 2011, income from operations for the Retail segment increased 123% to $20,370 compared to $9,129 in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by the Company or Rosenthal at any time with 60 days’ prior written notice. As of December 31, 2012 we had no borrowings against this credit facility.
As of December 31, 2012, we had working capital of $306,776. We had cash and cash equivalents of $168,777, investments in marketable securities of $97,487 and we did not have any long term debt.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $143,341 in 2012 compared to cash provided by operations of $74,968 in the prior year. The primary sources of cash were net income of $119,564, a decrease in accounts receivable of $19,669 and an increase in accounts payable and other accrued expenses of $11,956. The primary uses of cash were an increase of due from factor of $35,670 and a decrease of accrued incentive compensation of $9,163.
INVESTING ACTIVITIES
($ in thousands)

During the year ended December 31, 2012, we invested $63,822 in marketable securities and received $46,447 from the maturities and sales of securities. Also in 2012, we paid approximately $29,367 for the acquisition of SM Canada and paid $22,867 for contingent liabilities related to acquisitions completed in prior years. We also made capital expenditures of $19,952, principally for twenty new stores opened in 2012, improvements to existing stores, systems enhancements and leasehold improvements to office space.
FINANCING ACTIVITIES
($ in thousands)
During the year ended December 31, 2012, net cash provided by financing activities was $13,879, which consisted of proceeds from the exercise of stock options of $9,271 and the tax benefit from the exercise of options of $4,608.

CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of December 31, 2012 were as follows:

	Payment due by period
Contractual Obligations	Total	2013	2014-2015	2016-2017	2018 and after
Operating lease obligations	$188,775	$27,423	$52,184	$45,607	$63,561
Purchase obligations	228,255	228,255	—	—	—
Contingent payment liability	41,960	11,551	17,877	12,532	—
Other long-term liabilities (future minimum royalty payments)	6,163	3,361	2,802	—	—
Total	$465,153	$270,590	$72,863	$58,139	$63,561
At December 31, 2012, we had un-negotiated open letters of credit for the purchase of inventory of approximately $1,072.
On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden’s then existing employment agreement with the Company. The amended agreement, which extends the term of Mr. Madden's employment through December 31, 2023, provides for a base salary of approximately $5,416 in 2012, approximately $7,417 in 2013, approximately $9,667 in 2014, approximately $11,917 in 2015 and approximately $10,698 per annum for the period between January 1, 2016 through the expiration of the term of employment. The employment agreement provides Mr. Madden with the right, exercisable on certain specified dates in fiscal year 2012 only, to elect to receive a grant of restricted stock for a number of shares of the Company’s common stock valued at $40,000 in consideration for a reduction in his annual base salary in years subsequent to 2012 as follows: $4,000 in 2013, approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 per annum for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. On June 30, 2012, Mr. Madden exercised this right and on July 3, 2012 he was granted 1,262,228 restricted shares of the Company's common stock at the then market price of $31.69, which will vest in the same manner as the February 8, 2012 restricted stock grant received by Mr. Madden pursuant to the amended agreement. (See Note O to the Consolidated Financial Statements.) Accordingly, Mr. Madden's annual base salary was reduced as described above. In addition to the opportunity for cash bonuses at the sole discretion of the Board of Directors, Mr. Madden’s employment agreement entitles him to an annual life insurance premium payment as well as an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria. The employment agreement also provides for the elimination of interest accrued after December 31, 2011 on an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden, the extension of the maturity date of such loan until December 31, 2023, and the forgiveness of 1/10th of the principal amount of the loan, together with accrued interest, annually over a ten-year period commencing on December 31, 2014 for so long as Mr. Madden continues to be employed by the Company on each such December 31. As a result of the elimination of further interest accumulation, the outstanding principal and the accrued interest as of December 31, 2011 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,884 in 2013, $1,887 in 2014 and $638 in 2015. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.
Virtually all of our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a small and growing percentage located in Mexico in addition to smaller amounts in Brazil, Taiwan, Italy and India. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 99% of our purchases in U.S. dollars.
INFLATION

We do not believe that the inflation experienced over the last few years in the United States, where we primarily compete, has had a significant effect on our sales or profitability. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements included in this Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Our estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our Consolidated Financial Statements: allowance for bad debts, returns, and customer chargebacks; inventory valuation; valuation of intangible assets, litigation reserves, and contingent payment liabilities.
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
Contingent payment liabilities. Since February 2010, the Company has completed four acquisitions, all of which require the Company to make contingent payments to the sellers based on the future financial performance of the acquired businesses over a period of from one to five years. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of the acquired business. Failure to correctly project the financial results of the acquired businesses could materially impact our results of operations and financial position.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)
We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates primarily based on the prime rate and LIBOR. An analysis of our collection agency agreement with Rosenthal can be found in the “Liquidity and Capital Resources” section under Part II, Item 7, and in Note C to the Consolidated Financial Statements included in this Annual Report on Form 10-K under the caption “Factor Receivable.”
As of December 31, 2012, we held marketable securities valued at approximately $97,487, which consisted primarily of corporate bonds and certificates of deposit. These securities are subject to interest rate risk and will decrease in value if interest rates increase. We currently have the ability to hold these securities until maturity.

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
Management's Annual Report on Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We have excluded SM Canada, which were acquired on February 21, 2012, from the scope of our annual report on internal control over financial reporting as of December 31, 2012. SM Canada represent approximately 8% of our total assets at December 31, 2012 and approximately 3% and 7% of our revenues and net income, respectively, for the year ended December 31, 2012.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2012, of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Our independent registered public accounting firm, EisnerAmper LLP, has audited the Company's consolidated financial statements and the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. Their report appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2012, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 11	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statements Schedules
See "Index to Consolidated Financial Statements which is included herein.

(b) Exhibits. See the exhibit index which is included herein.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 1, 2013

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

Signature	Title	Date
/S/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	March 1, 2013
Edward R. Rosenfeld
/S/ ARVIND DHARIA Arvind Dharia	Chief Financial Officer and Chief Accounting Officer	March 1, 2013
/S/ JOHN L. MADDEN	Director	March 1, 2013
John L. Madden
/S/ PETER MIGLIORINI	Director	March 1, 2013
Peter Migliorini
/S/ RICHARD P. RANDALL	Director	March 1, 2013
Richard P. Randall
/S/ RAVI SACHDEV	Director	March 1, 2013
Ravi Sachdev
/S/ THOMAS H. SCHWARTZ	Director	March 1, 2013
Thomas H. Schwartz

STEVEN MADDEN, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steven Madden, Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the Company's December 31, 2012 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2012 did not include the internal controls of Steve Madden Canada, Inc., Steve Madden Retail Canada, Inc., and Pasa Agency, Inc. (collectively, “SM Canada”) because they were acquired by the Company in purchase business combinations during 2012. SM Canada constituted approximately 8% of total assets and approximately 3% and 7% of revenues and net income, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of SM Canada.

/s/ EisnerAmper LLP

New York, New York
February 28, 2013

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$168,777	$102,830
Accounts receivable, net of allowances of $4,581 and $5,894	75,545	91,407
Factor accounts receivable, net of allowances of $17,856 and $12,325	92,156	62,017
Inventories	63,683	59,644
Marketable securities – available for sale	16,285	5,659
Prepaid expenses and other current assets	13,404	13,832
Prepaid taxes	331	1,457
Deferred taxes	11,073	9,711
Total current assets	441,254	346,557
Notes receivable	3,085	7,401
Note receivable – related party	3,581	4,090
Property and equipment, net	45,285	31,587
Deferred taxes	—	2,428
Deposits and other	2,305	1,257
Marketable securities – available for sale	81,202	72,004
Goodwill – net	91,559	75,595
Intangibles – net	135,768	98,867
Total Assets	$804,039	$639,786
LIABILITIES
Current liabilities:
Accounts payable	$83,427	$69,747
Accrued expenses	31,782	34,327
Contingent payment liability – current portion	11,551	14,133
Accrued incentive compensation	7,718	16,881
Total current liabilities	134,478	135,088
Contingent payment liability	30,409	23,788
Deferred rent	7,521	6,004
Deferred taxes	5,117	—
Other liabilities	114	148
Total Liabilities	177,639	165,028
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—
Common stock – $.0001 par value, 60,000 shares authorized, 54,530 and 51,408 shares issued, 46,127 and 43,005 shares outstanding at December 31, 2012 and 2011, respectively	5	5
Additional paid-in capital	217,638	186,325
Retained earnings	540,037	420,411
Other comprehensive income	1,443	678
Treasury stock – 8,403 shares at cost	(132,543)	(132,543)
Total Steven Madden, Ltd. stockholders’ equity	626,580	474,876
Noncontrolling interests	(180)	(118)
Total stockholders’ equity	626,400	474,758
Total Liabilities and Stockholders’ Equity	$804,039	$639,786

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net sales	$1,227,072	$968,549	$635,418
Cost of sales	771,370	606,601	359,564
Gross profit	455,702	361,948	275,854

Commission and licensing fee income – net	15,395	18,715	22,629
Operating expenses	(283,689)	(226,893)	(176,859)
Impairment charges and provision for litigation	(8,432)	—	—
Income from operations	178,976	153,770	121,624
Interest income	3,067	4,885	4,208
Interest expense	(49)	(51)	(4)
Other income (expense) - net	2,193	188	29
Income before provision for income taxes	184,187	158,792	125,857
Provision for income taxes	64,623	61,591	50,132
Net income	119,564	97,201	75,725
Net loss attributable to noncontrolling interests	62	118	—
Net income attributable to Steven Madden, Ltd.	$119,626	$97,319	$75,725

Basic net income per share	$2.78	$2.30	$1.83

Diluted net income per share	$2.71	$2.25	$1.78

Basic weighted average common shares outstanding	43,019	42,264	41,477
Effect of dilutive securities – options/restricted stock	1,151	975	966
Diluted weighted average common shares outstanding	44,170	43,239	42,443

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$119,564	$97,201	$75,725
Other comprehensive income (loss) (net of tax):
Foreign currency translation adjustment	(21)	(209)	—
Cash flow hedges:
Gains on cash flow hedging derivatives	87	—	—
Unrealized gain (loss) on marketable securities	699	(85)	272

Total other comprehensive income (loss) (net of tax)	765	(294)	272

Comprehensive income	120,329	96,907	75,997
Comprehensive loss attributable to noncontrolling interests	62	118	—

Comprehensive income attributable to Steven Madden, Ltd.	$120,391	$97,025	$75,997

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands)

	Common Stock		Additional Paid‑in Capital	Retained Earnings
	Shares	Amount
Balance - December 31, 2009	40,927	3	147,703	247,365
Exercise of stock options	646	1	5,081
Tax benefit from stock based compensation			4,718
Issuance of fully vested restricted stock	447
Stock-based compensation			8,271
Unrealized holding gain on marketable securities (net of taxes of $198)
Net income				75,725
Forfeiture of accrued dividends				2
Common stock purchased for treasury
Balance - December 31, 2010	42,020	4	165,773	323,092
Exercise of stock options	439	1	4,994
Tax benefit from exercise of options			4,154
Issuance of restricted stock	546
Stock-based compensation			11,404
Foreign currency translation adjustment
Unrealized holding gain on marketable securities (net of taxes of $54)
Net income				97,319
Balance - December 31, 2011	43,005	5	186,325	420,411
Exercise of stock options	583	—	9,271
Tax benefit from exercise of options			4,608
Issuance of restricted stock	2,539
Stock-based compensation			17,434
Foreign currency translation adjustment
Unrealized holding gain on marketable securities (net of taxes of $447)
Cash flow hedge (net of taxes of $75)
Net income				119,626
Balance - December 31, 2012	46,127	$5	$217,638	$540,037

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(in thousands)

	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock		Non-controlling interest	Total Stockholders' Equity
		Shares	Amount
Balance - December 31, 2009	700	8,262	(127,984)	—	267,787
Exercise of stock options					5,082
Tax benefit from stock based compensation					4,718
Issuance of fully vested restricted stock					—
Stock-based compensation					8,271
Unrealized holding gain on marketable securities (net of taxes of $198)	272				272
Net income					75,725
Forfeiture of accrued dividends					2
Common stock purchased for treasury		141	(4,559)		(4,559)
Balance - December 31, 2010	972	8,403	(132,543)	—	357,298
Exercise of stock options					4,995
Tax benefit from exercise of options					4,154
Issuance of restricted stock					—
Stock-based compensation					11,404
Foreign currency translation adjustment	(209)				(209)
Unrealized holding gain on marketable securities (net of taxes of $54)	(85)				(85)
Net income				(118)	97,201
Balance - December 31, 2011	678	8,403	(132,543)	(118)	474,758
Exercise of stock options					9,271
Tax benefit from exercise of options					4,608
Issuance of restricted stock					—
Stock-based compensation					17,434
Foreign currency translation adjustment	(21)				(21)
Unrealized holding gain on marketable securities (net of taxes of $447)	699				699
Cash flow hedge (net of taxes of $75)	87				87
Net income				(62)	119,564
Balance - December 31, 2012	$1,443	8,403	$(132,543)	$(180)	$626,400

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$119,564	$97,201	$75,725
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	17,434	11,404	8,271
Tax benefit from stock-based compensation	(4,608)	(4,154)	(4,718)
Depreciation and amortization	12,642	11,060	9,999
Loss on disposal of fixed assets	250	726	543
Impairment charges	5,932	—	—
Deferred taxes	1,528	1,452	(798)
Provision for doubtful accounts and chargebacks	4,218	2,961	1,576
Accrued interest on note receivable – related party	509	(241)	(281)
Deferred rent expense and other liabilities	1,538	(357)	423
Realized gain on sale of marketable securities	(2,110)	(1,254)	(29)
Changes in:
Accounts receivable	19,669	(16,543)	(8,266)
Due from factor	(35,670)	(9,336)	(4,985)
Inventories	(1,819)	(9,210)	(8,804)
Prepaid expenses, prepaid taxes, deposits and other	1,557	(2,068)	(4,420)
Accounts payable and accrued expenses	11,956	(7,551)	19,572
Accrued incentive compensation	(9,163)	964	3,603
Other liabilities	(86)	(86)	(538)
Net cash provided by operating activities	143,341	74,968	86,873

Cash flows from investing activities:
Capital expenditures	(20,102)	(15,477)	(3,424)
Purchases of marketable securities	(63,822)	(17,968)	(72,663)
Purchase of notes receivable, net of collections	(1,562)	—	(7,004)
Payment of contingent liability	(22,867)	(4,151)	(1,628)
Maturity/sale of marketable securities	46,447	67,885	30,092
Refundable cash acquired from seller	—	12,004	—
Acquisitions, net of cash required	(29,367)	(89,730)	(40,602)
Net cash used in investing activities	(91,273)	(47,437)	(95,229)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,271	4,994	5,082
Tax benefit from the exercise of options	4,608	4,154	4,718
Common stock purchased for treasury	—	—	(4,559)
Net cash provided by financing activities	13,879	9,148	5,241
Net increase (decrease) in cash and cash equivalents	65,947	36,679	(3,115)
Cash and cash equivalents – beginning of period	102,830	66,151	69,266
Cash and cash equivalents – end of period	$168,777	$102,830	$66,151
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$49	$51	$4
Income taxes	$52,711	$59,633	$42,651
Non-cash transactions
Dividend forfeitures related to restricted stock	$—	$—	$(2)

See accompanying notes to consolidated financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands except share and per share data)

NOTE A – Summary of Significant Accounting Policies

[1]    Organization:

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”), a Delaware corporation, design, source, market and sell name brand and private label women's, men's and children's shoes, worldwide through its wholesale and retail channels under the Steve Madden Women's, Steven and Madden Men's brand names and through its wholesale channels under the Stevies, Madden Girl, Madden, l.e.i. (under license), Elizabeth and James (under license), Report, Superga (under license), Betsey Johnson and Big Buddha brand names. In addition, the Company designs, sources, markets and sells name brand and private label fashion handbags and accessories to customers worldwide through its Wholesale Accessories segment. The Wholesale Accessories segment includes Big Buddha, Betsey Johnson, Betseyville, Cejon, Steve Madden and Steven by Steve Madden and, through license agreements, Daisy Fuentes and Olsenboye accessories brands. Revenue is generated predominantly through the sale of the Company's brand name and private label merchandise and certain licensed products. At December 31, 2012 and 2011, the Company operated 109 (including three e-commerce websites) and 84 (including one e-commerce website) retail stores, respectively. Revenue is subject to seasonal fluctuations. See Note P for operating segment information.

[2]    Principles of consolidation:

The Consolidated Financial Statements include the accounts of Steven Madden, Ltd. and its wholly owned subsidiaries Steven Madden Retail, Inc., Diva Acquisition Corp., Adesso Madden, Inc., Stevies, Inc., Daniel M. Friedman and Associates, Inc., Big Buddha, Inc., the Topline Corporation, Cejon, Inc., SML Holdings S.a.r.l., Steve Madden Canada Inc., Steve Madden Retail Canada Inc. and Pasa Agency Inc. (collectively referred to as the "Company"). The accounts of Madlove LLC, a joint venture in which the Company is the primary beneficiary, is included in the Consolidated Financial Statements with the other members' interests reflected in “Net loss attributable to noncontrolling interests” in the Consolidated Statements of Income and “Noncontrolling interests” in the Consolidated Balance Sheets. All significant intercompany balances and transactions have been eliminated.

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
Significant areas involving management estimates include allowances for bad debts, returns and customer chargebacks, inventory valuation, valuation of intangible assets, litigation reserves, and contingent payment liabilities. The Company provides reserves on trade accounts receivables and factor receivables for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance-related deductions that relate to the current period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by management to estimate the amount of the anticipated customer allowance.

[4]    Cash equivalents:

Cash equivalents at December 31, 2012 and 2011 amounted to approximately $5,707 and $57,652, respectively, and consisted of money market accounts held primarily at four brokerage companies. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands except share and per share data)

NOTE A – Summary of Significant Accounting Policies (Continued)

[5]    Marketable securities:

Marketable securities consist primarily of corporate bonds and certificates of deposit with maturities greater than three months and up to eight years at the time of purchase. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses net of any tax effect reported in stockholders' equity as accumulated other comprehensive income (loss) until realized. Amortization of premiums and discounts is included in interest income. For the years ended December 31, 2012 and 2011, the amortization of bond premiums was $894 and $1,119, respectively. The schedule of maturities at December 31, 2012 and 2011 are as follows:

	Maturities as of December 31, 2012		Maturities as of December 31, 2011
	1 Year or Less	1 to 10 Years	1 Year or Less	1 to 8 Years
Corporate bonds	$8,285	$73,027	$5,659	$63,965
Certificates of deposit	8,000	8,175	—	8,039
Total	$16,285	$81,202	$5,659	$72,004

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

[8]    Goodwill and intangible assets:

The Company's goodwill and indefinite lived intangible assets are not amortized, rather they are tested for impairment on an annual basis or more often if events or circumstances change that could cause these assets to become impaired. The Company completed its annual impairment tests on goodwill, which relates to the retail, accessories and Steven reporting units, as well as the Betsey Johnson trademarks. No impairments were recognized.

[9]    Net Income Per Share of Common Stock:

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted stock subject to forfeiture. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the years ended December 31, 2012, 2011 and 2010, options to

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands except share and per share data)

NOTE A – Summary of Significant Accounting Policies (Continued)

purchase approximately 99,000, 182,000 and 39,000 shares of common stock, respectively, have been excluded in the calculation of diluted income per share as the result would have been anti-dilutive. For the years ended December 31, 2012, 2011 and 2010, all unvested restricted stock awards were dilutive.

[10]    Comprehensive Income:

Comprehensive income is the total of net earnings and all other non-owner changes in equity. Except for net income, foreign currency translation adjustments, cash flow hedging and unrealized gains and losses on marketable securities, the Company does not have any transactions or other economic events that qualify as comprehensive income.

[11]    Advertising costs:

The Company expenses costs of print, radio and billboard advertisements as incurred. Advertising expense included in operating expenses amounted to approximately $9,783 in 2012, $7,312 in 2011 and $5,597 in 2010.

[12]    Revenue Recognition:

The Company recognizes revenue on wholesale sales when (i) products are shipped pursuant to its standard terms, which are freight on board (“FOB”) Company warehouse, or when products are delivered to the consolidators, or any other destination, as per the terms of the customers’ purchase order, (ii) persuasive evidence of an arrangement exists, (iii) the price is fixed and determinable and (iv) collection is reasonably assured. Sales reductions on wholesale sales for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of estimated returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company’s commission revenue includes fees charged for its design, product and development services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development fees are recognized as earned when title to the product transfers from the manufacturer to the customer and collections are reasonably assured and are reported on a net basis after deducting related operating expenses.

The Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery, women's fashion apparel, jewelry and luggage. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission and a design fee on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher.

In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and receivable on a quarterly basis.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
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

[16]    Warehouse and shipping costs:

The Company includes all warehouse and distribution costs for the Wholesale segment in the Operating Expenses line on the Consolidated Statements of Income. For the years ended December 31, 2012, 2011 and 2010, the total warehouse and distribution costs included in Operating Expenses were $14,140, $12,190 and $10,409 respectively. Since the Company's standard terms of sales are “FOB Steve Madden warehouse,” the Company's wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the Operating Expense line in the Consolidated Statements of Income.

[17]    Employee benefit plan:

The Company maintains a tax-qualified 401(k) plan which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company made discretionary matching contributions of 50% of employees' contributions up to a maximum of 6% of employees' compensation which vest to the employees over a period of time. Total matching contributions to the plan for 2012, 2011 and 2010 were approximately $1,206, $844 and $675, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands except share and per share data)

NOTE A – Summary of Significant Accounting Policies (Continued)

[18]    Derivative Instruments:

The Company uses derivative instruments to manage its exposure to cash-flow variability from foreign currency risk. Derivatives are carried on the balance sheet at fair value and included in prepaid expenses and other current assets. The Company applies cash flow hedge accounting for its derivative instruments. Net derivative gains and losses attributable to derivatives subject to cash flow hedge accounting reside in accumulated other comprehensive income and will be reclassified to earnings in future periods as the economic transactions to which the derivatives relate affect earnings. See Note L-Derivative Instruments.

Note B – Acquisitions

Steve Madden Canada

On February 21, 2012, the Company purchased all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, “SM Canada”), the Company’s sole distributor in Canada since 1994, comprising SM Canada’s footwear, handbags and accessories wholesale and retail businesses. The transaction was completed for cash consideration of approximately $29,367 plus potential earn-out payments of up to a maximum of $38,000 (Canadian dollars, which converts to approximately the same in U.S. dollars), in the aggregate, based on achievement of certain earnings targets for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. As of December 31, 2012, the Company estimates the fair value of the contingent consideration to be $19,975.

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of SM Canada were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, which are subject to change. The purchase price, net of an estimated working capital adjustment of $2,681, has been preliminarily allocated as follows:

Accounts receivable	$2,496
Inventory	2,220
Prepaid expenses and other assets	147
Fixed assets	1,005
Re-acquired right	35,200
Customer relationships	4,400
Non-compete agreement	455
Accounts payable	(2,645)
Accrued expenses	(802)
Total fair value excluding goodwill	42,476
Goodwill	4,185

Net assets acquired	$46,661

Prior to the acquisition, the Company and SM Canada had a preexisting relationship under which SM Canada had the exclusive right to use the Steve Madden brand throughout Canada in connection with the sale and distribution of merchandise. The settlement of the preexisting relationship is considered a re-acquired right and was valued based on the present value of estimated future cash flows.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands except share and per share data)

Note B – Acquisitions (continued)

The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price as may be required as additional information regarding assets and liabilities is revealed. Contingent consideration, classified as a liability, will be remeasured at fair value at each reporting date, until the contingency is resolved, with changes recognized in earnings. The goodwill and other identifiable intangible assets related to this transaction are expected to be deductible for tax purposes over 15 years.

The Company incurred approximately $951 in acquisition-related costs applicable to the SM Canada transaction, $800 of which were incurred in 2012. These expenses are included in operating expenses in the Company’s Consolidated Statements of Income. In connection with the acquisition, the Company provided an interest free loan to the seller of SM Canada in the principal amount of $3,107 Canadian dollars ($3,085 in U.S. dollars) pursuant to a promissory note. The note will be paid in five annual installments which are due on the dates the five annual earn-out payments are paid. To the extent the contingent consideration recorded above related to the earn-out is not achieved, the repayment terms of the note may result in less than the entire principal amount of the loan being paid. In such event, the unpaid principal amount of the note will be forgiven. The note was recorded net of the imputed interest, which will be amortized to income over the term of the note.

Cejon

On May 25, 2011, the Company acquired all of the outstanding shares of the capital stock of closely held Cejon, Inc. and Cejon Accessories, Inc. from the sole stockholder of these companies, as well as all of the outstanding membership interests in New East Designs, LLC (together with Cejon Inc. and Cejon Accessories, “Cejon”) from its members (together with the sole stockholder of Cejon, the “Cejon Sellers”). Founded in 1991, Cejon designs, markets and sells cold weather accessories, fashion scarves, wraps and other trend accessories primarily under the Cejon brand name, private labels and under the Steve Madden brand name. Cejon had been a licensee of the Company for cold weather and selected other fashion accessories since September 2006. Management expects the Cejon acquisition will further strengthen and expand the Company’s accessories platform. The acquisition was completed for consideration of approximately $29,502 cash plus potential contingent payments pursuant to an earn-out agreement with the Cejon Sellers. The earn-out agreement specifies two tiers of potential payments to the Cejon Sellers based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The tier one earn-out is based on a graduated percentage of EBITDA up to a maximum EBITDA of $11,000 in each of the earn-out periods, provided that the total aggregate payments under this tier do not exceed $25,000. The tier two earn-out is based on a multiple of the amount that EBITDA exceeds certain levels in each of the earn-out periods, provided that the total aggregate payments under this tier do not exceed $33,000. The earn-out payment for the period ended June 30, 2012 was paid in the third quarter of this year.

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of Cejon were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The purchase price, net of a working capital adjustment of $836, has been allocated as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
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

Contingent consideration, classified as a liability, will be remeasured at fair value at each reporting date, until the contingency is resolved, with changes recognized in earnings. The goodwill and other identifiable intangibles related to this transaction are expected to be deductible for tax purposes over 15 years.

The Company incurred approximately $531 in acquisition-related costs applicable to the Cejon transaction during the year ended December 31, 2011. These expenses were included in operating expenses in the Company’s Consolidated Statements of Income for the year ended December 31, 2011.

Topline

On May 20, 2011, the Company acquired all of the outstanding shares of capital stock of the closely held company, The Topline Corporation ("Topline") from its sole stockholder (the “Topline Seller”). Founded in 1980, Topline and its subsidiaries design, manufacture, market and sell private label and branded women’s footwear primarily to value priced retailers, department stores, specialty retailers and mass merchants. Topline has sourcing capabilities, sample making facilities and product development capabilities in China, including personnel and facilities engaged in direct sourcing. Management believes that Topline is an excellent strategic fit for the Company. The acquisition was completed for consideration of approximately $56,128 cash, plus potential contingent payments pursuant to an earn-out agreement with the Topline Seller. The earn-out agreement provides for potential payments to the Topline Seller based on the financial performance of Topline for the twelve-month period ended on June 30, 2012. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period (see Note F).

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of Topline were adjusted to their fair values, and the excess of the purchase price over the fair value of the assets acquired, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The purchase price, net of working capital adjustment of $4,154 paid to the Topline Seller, has been allocated as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
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

Contingent consideration, classified as a liability, will be remeasured at fair value at each reporting date, until the contingency is resolved, with changes recognized in earnings. The trade name, customer relationships, non-compete agreement and goodwill related to this transaction are not deductible for tax purposes.

The Company incurred approximately $529 in acquisition related costs applicable to the Topline transaction during the year ended December 31, 2011. These expenses were included in operating expenses in the Company’s Consolidated Statements of Income.

The results of operations of SM Canada, Cejon and Topline have been included in the Company’s Consolidated Statements of Income from the date of the acquisitions. Unaudited pro forma information related to these acquisitions is not included, as the impact of these transactions is not material to the Company’s consolidated results.

Note C – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon either the prime rate or LIBOR. The Company also pays a fee based on a percentage of the gross invoice amount submitted to Rosenthal. Originally the fee was 0.275% of the gross invoice amount but, on July 10, 2012 the agreement was amended to reduce the fee to 0.25%. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations.

As of December 31, 2012 and 2011, the Company assumed the credit risk on approximately $211 and $357 of factor receivables, respectively.

Rosenthal services the collection of the Company's accounts receivable. Funds collected by Rosenthal are applied against advances owed to Rosenthal (if any), and the balance is due and payable to the Company, net of any fees. The allowance against “factor receivables” is a projected provision based on certain formulas and prior approvals for markdowns, allowances, discounts, advertising and other deductions that customers may deduct against their payments.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands except share and per share data)

Note D – Notes Receivable
As of December 31, 2012 and 2011, Notes Receivable were comprised of the following:

	December 31, 2012	December 31, 2011
Due from Bakers Footwear Group, Inc.	$—	$4,092
Due from Betsey Johnson LLC	—	3,309
Due from seller of SM Canada (see Note B)	3,085	—
Total	$3,085	$7,401
On August 26, 2010, the Company entered into a Debenture and Stock Purchase Agreement with Bakers Footwear Group, Inc. (“Bakers”) pursuant to which the Company paid $5,000 to acquire a subordinated debenture in the principal amount of $5,000 and 1,844,860 unregistered shares of Bakers common stock which traded on the Over-the-Counter Bulletin Board. The Company allocated $996 of the purchase price to the common stock and $4,004 to the subordinated debenture based upon their relative fair values. Interest accrues on the debenture at the rate of 11% per annum and is payable quarterly in cash. The principal amount of the debenture was payable by Bakers in four equal installments of $1,250 due on August 31, 2017, 2018, 2019 and 2020. The difference between the $4,004 purchase price of the debenture and the $5,000 principal amount of the debenture is considered original issue discount and is being amortized over the life of the debenture. During 2012 and 2011, the total amount of the discount amortized was $145 and $88, bringing the value of the note to $4,148 and $4,092, respectively. On October 3, 2012, Bakers filed for Chapter 11 protection in the United States Bankruptcy Court. As a consequence of the bankruptcy, the debenture due from Bakers (as well as the common stock) is considered impaired and, therefore, was deemed to have no value. Accordingly, a charge of $4,148 (as well as a charge of $996 for the write-off of Bakers common stock) was included in the Impairment charges and provision for litigation. In January 2013, Bakers announced it intends to liquidate or sell all of its remaining assets.
In April 2012, Betsey Johnson LLC filed for Chapter 11 protection in the United States Bankruptcy Court. Shortly thereafter, Betsey Johnson LLC announced that it would commence an orderly liquidation of all of its assets. As a consequence of the bankruptcy, the note receivable due from Betsey Johnson LLC is considered impaired, and accordingly, an impairment charge was recorded and the value of the note was reduced to its anticipated recovery of $500 in the second quarter of 2012. In the fourth quarter of 2012, the Company collected $1,522 and recorded a $1,022 benefit related to a greater-than-anticipated recovery of the notes receivable.
Note E – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and to retain the underlying Company common stock, which he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007, to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and extend the maturity date to June 30, 2015 at which time all principal and accrued interest would become due. On January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the note was again amended and restated (the “Third Amended and Restated Note”) to extend the maturity date to December 31, 2023 and eliminate the accrual of interest after December 31, 2011. In addition, the Third Amended and Restated Note provides that, commencing on December 31, 2014, and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company, provided that Mr. Madden continues to be employed by the Company on each such December 31. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Consolidated Financial Statements. Due to the three-for-two stock split of the Company's common stock effected on May 3, 2010, the number of shares of the Company's common stock securing the loan increased from 510,000 shares to 765,000 shares. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest 555,000 shares of the Company’s common stock, retaining

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

Note E – Note Receivable – Related Party (continued)
210,000 shares with a total market value on that date of $6,798, as collateral for the loan. Subsequently, pursuant to the three-for-two stock split of the Company's common stock effected on May 31, 2011, the number of shares of the Company's common stock securing the repayment of the loan has increased from 210,000 shares to 315,000 shares. On December 31, 2012, the total market value of these shares was $13,315. Pursuant to the elimination of further interest accumulation under the Third Amended and Restated Note, the outstanding principal and the accrued interest as of December 31, 2012 and 2011 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
Note F – Fair Value Measurement
The accounting guidance under Accounting Standards Codification “Fair Value Measurements and Disclosures” (“ASC 820-10”) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities, subject to fair value measurements, as of December 31, 2012 and 2011 are as follows:

		December 31, 2012
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,707	$5,707	$—	$—
Current marketable securities – available for sale	16,285	16,285	—	—
Forward contracts	161	—	161	—
Note receivable – related party	3,581	—	—	3,581
Note receivable – Seller of SM Canada	3,085	—	—	3,085
Long-term marketable securities – available for sale	81,202	81,202	—	—
Total assets	$110,021	$103,194	$161	$6,666
Liabilities:
Contingent consideration	$41,960	—	—	$41,960
Total liabilities	$41,960	$—	$—	$41,960

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

Note F – Fair Value Measurement (continued)

		December 31, 2011
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$57,652	$57,652	$—	$—
Current marketable securities – available for sale	5,659	5,659	—	—
Investment in Bakers	996	—	996	—
Note receivable – related party	4,090	—	—	4,090
Note receivable – Bakers	4,092	—	—	4,092
Note receivable – Betsey Johnson	3,309	—	—	3,309
Long-term marketable securities – available for sale	72,004	72,004	—	—
Total assets	$147,802	$135,315	$996	$11,491
Liabilities:
Contingent consideration	$37,921	—	—	$37,921
Total liabilities	$37,921	$—	$—	$37,921

Pursuant to the Debenture and Stock Purchase Agreement with Bakers (see Note D), the Company acquired 1,844,860 unregistered shares of Bakers common stock. At the time, Bakers common stock was thinly traded on the OTC Bulletin Board. These shares were valued using the quoted price of similar registered shares of Bakers common stock adjusted for the effect of the transfer restriction, considering factors such as the nature and duration of the transfer restriction, the volatility of the stock and the risk free interest rate. The shares were included in deposits and other assets on the Company’s Consolidated Balance Sheet for the fiscal year ended December 31, 2011. For the note receivable due from Bakers (see Note D), which was purchased at a substantial discount, the carrying value was determined to be the fair value. On October 3, 2012, Bakers filed for Chapter 11 protection in the United States Bankruptcy Court. As a consequence of the bankruptcy, Bakers common stock and the notes receivable, as well as account receivable due from Bakers, which had been valued at $996, $4,148 and $852, respectively, are considered impaired, and therefore were deemed to have no value. Accordingly, charges of $996 and $4,148 were included in the impairment charges and provision for litigation and a charge of $852 was included in commission and licensing fee income in the Consolidated Statements of Income for the fiscal year ended 2012.

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. Fair vale of these instruments are based on observable market transactions of spot and forward rates.
For the note receivable due from related party (see Note D) and due from the sellers of SM Canada (see Note B), the carrying value was determined to be the fair value, based upon their actual interest rates, which approximate current market interest rates.
As of December 31, 2011 the Company had a note receivable related to the Betsey Johnson acquisition. In April 2012, Betsey Johnson LLC announced that it would commence an orderly liquidation under the protection of the United States Bankruptcy Court. During 2012, the note receivable due from Betsey Johnson LLC was reduced to reflect the anticipated future recoveries from the bankruptcy proceeding. During the fourth quarter of 2012, the Company received $1,522 in recoveries (see Note D).

The Company has recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of SM Canada (see Note B). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada, earn-out payments will be due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

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

The Company has recorded a liability for potential contingent consideration in connection with the May 20, 2011 acquisition of Topline (see Note B). Pursuant to the terms of the acquisition agreement, an earn-out payment was paid in 2012 to the Topline seller based on the financial performance of Topline for the twelve-month period ended June 30, 2012. The final payment approximated the liability recorded.

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

Note G - Property and Equipment
The major classes of assets and total accumulated depreciation and amortization are as follows:

	December 31,
	2012	2011
Land and building	$767	$767
Leasehold improvements	55,005	40,147
Machinery and equipment	5,808	5,833
Furniture and fixtures	6,432	5,893
Computer equipment	30,676	26,191
	98,688	78,831
Less accumulated depreciation and amortization	(53,403)	(47,244)
Property and equipment - net	$45,285	$31,587

Depreciation and amortization expense included in operating expenses amounted to approximately $8,501 in 2012, $6,732 in 2011 and $5,824 in 2010.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands except share and per share data)

Note H – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of December 31, 2012 and 2011:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount
Balance at January 1, 2011	$1,547	$31,565	5,501	$38,613
Acquisition of Cejon	—	17,590	—	17,590
Acquisition of Topline	19,392	—	—	19,392
Balance at December 31, 2011	20,939	49,155	5,501	75,595
Purchase accounting adjustment	11,610	169	—	11,779
Acquisition of SM Canada	3,841	—	344	4,185
Balance at December 31, 2012	$36,390	$49,324	$5,845	$91,559
Pursuant to the final reconciliation of assets and liabilities acquired in the Topline and Cejon acquisitions, adjustments to goodwill were recorded in the amount of $11,610 and $169, respectively.
The following table details identifiable intangible assets as of December 31, 2012 and 2011:

	2012
	Estimated Lives	Cost Basis	Accumulated Amortization	Net Carrying Amount
Trade names	6–10 years	$4,590	$1,618	$2,972
Customer relationships	10 years	27,339	7,541	19,798
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	2,440	1,530	910
Other	3 years	14	14	—
		39,983	16,303	23,680
Re-acquired right	indefinite	35,200	—	35,200
Trade names	indefinite	76,888	—	76,888
		$152,071	$16,303	$135,768
	2011
	Estimated Lives	Cost Basis	Accumulated Amortization	Net Carrying Amount
Trade names	6–10 years	$8,590	$1,180	$7,410
Customer relationships	10 years	22,834	4,999	17,835
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	1,985	1,205	780
Other	3 years	14	14	—
		39,023	12,998	26,025
Trade names	indefinite	72,842	—	72,842
		$111,865	$12,998	$98,867

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands except share and per share data)

Note H – Goodwill and Intangible Assets (continued)

The amortization of intangible assets amounted to $3,305 for 2012 and $3,191 for 2011 and is included in operating expenses on the Company's Consolidated Statements of Income. The estimated future amortization expense of purchased intangibles for the next five years is as follows:

2013	$3,351
2014	3,286
2015	3,101
2016	2,795
2017	2,554
Thereafter	8,593
Total	$23,680
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

Common stock authorized	15,644,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(11,132,000)

Common stock available for grant of stock-based awards as of December 31, 2012	4,512,000

In accordance with accounting guidance relating to stock-based compensation, the Company records compensation for all awards based on the fair value of options and restricted stock on the date of grant. Equity-based compensation is included in operating expenses on the Company's Consolidated Statements of Income. For the years ended December 31, 2012, 2011 and 2010, total equity-based compensation was as follows:

	Years Ended December 31,
	2012	2011	2010
Restricted stock	$11,622	$5,787	$3,724
Stock options	5,812	5,617	4,547
Total	$17,434	$11,404	$8,271

The Company classifies cash flows resulting from the tax benefits from tax deductions in excess of the compensation costs recognized for those options (tax benefits) as financing cash flows. For the years ended December 31, 2012, 2011 and 2010, the Company realized a tax benefit from the exercise of stock options of $4,608, $4,154 and $4,718, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

Note I – Stock-Based Compensation (continued)

Stock Options

The total intrinsic value of options exercised during 2012, 2011 and 2010 amounted to $15,386, $10,768 and $11,684 respectively. During the years ended December 31, 2012, 2011 and 2010, 829,000 options with a weighted average exercise price of $19.15, 860,000 options with a weighted average exercise price of $15.92 and 587,000 options with a weighted average exercise price of $11.20 vested, respectively. As of December 31, 2012, there were unvested options relating to 1,158,000 shares of common stock with a total of $6,416 of unrecognized compensation cost and an average vesting period of 2 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November 2005 and 2006, the Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted:

	2012	2011	2010
Volatility	40% to 47%	43% to 49%	47% to 52%
Risk-free interest rate	0.47% to 0.87%	0.61% to 1.78%	0.84% to 2.16%
Expected life in years	3 to 5	2 to 4	3 to 4
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value	$14.15	$10.97	$8.53

Activity relating to stock options granted under the Company’s plans and outside the plans during the three years ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,423,000	$9.12
Granted	971,000	$22.49
Exercised	(647,000)	$8.00
Cancelled/Forfeited	(44,000)	$16.03
Outstanding at December 31, 2010	2,703,000	$14.08
Granted	618,000	$29.93
Exercised	(439,000)	$11.39
Cancelled/Forfeited	(179,000)	$19.42
Outstanding at December 31, 2011	2,703,000	$17.79
Granted	236,000	40.63
Exercised	(583,000)	15.91
Cancelled/Forfeited	(87,000)	20.10
Outstanding at December 31, 2012	2,269,000	$20.57	4.0 years	$49,356
Exercisable at December 31, 2012	1,111,000	$17.98	3.7 years	$26,972

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

Note I – Stock-Based Compensation (continued)

The following table summarizes information about stock options at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.47 to $8.59	851,000	2.9	$8.31	565,000	$8.27
$13.07 to $18.33	171,000	3.9	14.97	58,000	14.37
$21.69 to $25.45	602,000	4.2	23.87	228,000	23.46
$25.75 to $31.75	237,000	5.2	29.03	49,000	28.69
$34.50 to $44.51	408,000	5.7	38.70	211,000	36.60
	2,269,000	4.0	$20.57	1,111,000	$17.98

Restricted Stock

The following table summarizes restricted stock activity during the three years ended December 31, 2012:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2010	671,000	$13.98
Granted	254,000	$23.39
Vested	(348,000)	$13.01
Forfeited	(15,000)	$18.99
Outstanding at December 31, 2010	562,000	$17.20
Granted	383,000	$31.65
Vested	(239,000)	$15.56
Forfeited	(35,000)	$28.44
Outstanding at December 31, 2011	671,000	$25.44
Granted	2,447,000	$36.34
Vested	(227,000)	$24.50
Forfeited	(2,000)	$38.10
Outstanding at December 31, 2012	2,889,000	$34.74

As of December 31, 2012, there was $90,642 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 9.9 years.

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. The fair value of the restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $5,553, $3,718 and $4,537, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

Note I – Stock-Based Compensation (continued)

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment of Mr. Madden’s existing employment agreement, pursuant to which, on February 8, 2012, Mr. Madden was granted 975,371 restricted shares of the Company’s common stock at the then market price of $41.01, which will vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. Pursuant to the amended employment agreement, on June 30, 2012, Mr. Madden exercised his right to receive an additional restricted stock award, and on July 3, 2012 he was granted 1,262,228 restricted shares of the Company's common stock at the then market price of $31.69, which will vest in the same manner as the prior grant.

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
Note K - Rights Agreement
On October 30, 2001, the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock. Prior to a three-for-two stock split of the Company's outstanding shares of common stock on May 31, 2011, each Right entitled the holder to purchase from the Company four ten-thousandths (4/10,000) of a share of Series A Preferred at a price of $33.33 per four ten-thousandths (4/10,000) of a share. As a consequence of the aforementioned stock split, an automatic adjustment of each Right occurred pursuant to a Rights Agreement dated November 14, 2001 between the Company and American Stock Transfer and Trust Company (the “Rights Agreement”), following which each holder of a Right was then entitled to purchase from the Company three ten-thousandths (3/10,000) of a share of Series A Preferred at a price of $22.22 per three ten-thousandths (3/10,000) of a share. Initially, the Rights would not be exercisable and would automatically trade with the common stock. The Rights would become exercisable, in general, ten days following the announcement of a person or group acquiring beneficial ownership of at least 15% of the outstanding voting stock of the Company. Pursuant to the Rights Agreement, the Rights expired on November 14, 2011.
Note L - Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. The foreign exchange contracts will be used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory from Mexico and are designated as cash flow hedging instruments. As of December 31, 2012, the fair value of the Company's foreign currency derivatives, which is included on the Consolidated Balance Sheet in prepaid expenses and other current assets, is $161. As of December 31, 2012, $87 of gains related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of December 31, 2012, none of the Company's hedging activities were considered ineffective and thus no gains and losses from hedging activities were recognized in the Consolidated Statement of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

Note M - Operating Leases

The Company leases office, showroom and retail facilities under noncancelable operating leases with terms expiring at various times through 2023. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

2013	$27,423
2014	26,760
2015	25,424
2016	24,172
2017	21,435
Thereafter	63,561
Total	$188,775

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes. Rent expense for the years ended December 31, 2012, 2011 and 2010 was approximately $33,073, $25,328 and $21,485, respectively. Included in such amounts are contingent rents of $169, $142 and $3 in 2012, 2011 and 2010, respectively.

Rent expense is calculated by amortizing total base rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.
Note N - Income Taxes

The components of income before income taxes are as follows:

	2012	2011	2010
Domestic	$123,691	$117,497	$88,308
Foreign	60,496	41,295	37,549
	$184,187	$158,792	$125,857

The income tax provision (benefit) consists of the following:

	2012	2011	2010
Current:
Federal	$41,280	$43,953	$36,482
State and local	10,319	8,560	8,253
Foreign	11,035	6,814	6,195
	62,634	59,327	50,930
Deferred:
Federal	2,272	1,588	(651)
State and local	(396)	676	(147)
Foreign	113	—	—
	1,989	2,264	(798)
	$64,623	$61,591	$50,132

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

Note N - Income Taxes (continued)

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

	December 31,
	2012	2011	2010
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
Effects of foreign operations	(3.3)	—	—
State and local income taxes - net of federal income tax benefit	3.4	3.9	3.9
Nondeductible items	0.1	0.3	0.2
Valuation allowance (reversal)	(0.3)	(0.4)	0.5
Other	0.2	—	0.2
Effective rate	35.1%	38.8%	39.8%

The Company applies the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

In accordance with accounting guidance, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as income tax expense on the Consolidated Statements of Income. The Company determines the amount of interest expense to be recognized by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken on a tax return. The Company's tax years 2009 through 2012 remain open to examination by most taxing authorities. The Company has no unrecognized tax benefits recorded as of the year ended December 31, 2012.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

Note N - Income Taxes (continued)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Current deferred tax assets (liabilities):
Receivable allowances	$9,005	$7,246
Inventory	1,588	1,975
Unrealized (gain) loss	58	(6)
Accrued expenses	496	496
Other	(74)	595
Gross current deferred tax asset	11,073	10,306
Valuation allowance	—	(595)
	11,073	9,711
Non-current deferred tax assets (liabilities):
Depreciation and amortization	(1,982)	(1,889)
Deferred compensation	8,200	4,902
Unremitted earnings of foreign subsidiaries	(10,224)	—
Deferred rent	2,991	2,388
Amortization of goodwill	(3,097)	(2,504)
Unrealized (gain) loss	(1,073)	(561)
Other	68	92
	(5,117)	2,428
Deferred tax assets	$5,956	$12,139

The Company's consolidated financial statements provide for any related tax liability on amounts that may be repatriated from foreign operations, aside from undistributed earnings of certain of the Company's foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. The deferred tax liability of $10,224 reflects the amounts that may be repatriated from foreign operations. A portion of the amount established in the current year was based on the finalization of the purchase accounting in 2012 of Topline. The total amount of indefinitely reinvested earnings of foreign subsidiaries as of December 31, 2012 was $27,100. Accordingly, no provision has been made for United States income taxes which may become payable if those undistributed earnings of foreign subsidiaries are paid as dividends. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is subject to many variables and is dependent on circumstances existing if and when remittance occurs.

Note O – Commitments, Contingencies and Other

[1]    Legal Proceedings:

(a)
On February 2, 2012, two individuals purporting to be stockholders of the Company commenced separate civil actions in the Supreme Court of New York, Queens County, Mark Ioffe, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd. v. Steven Madden, et. al, No. 700188-2012 (the “Ioffe Action”) and Catherine L. Phillips, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd. v. Steven Madden, et. al, No. 700189-2012 (together with the Ioffe Action, the “Actions”). The Actions asserted derivative claims challenging the decision of the Company's Board of Directors in January 2012 to amend Steven Madden's employment agreement dated July 15, 2005, and amended as of December 14, 2009 and to amend the promissory note setting forth Mr. Madden's

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

Note O – Commitments, Contingencies and Other (continued)

obligations in respect of a loan made by the Company to Mr. Madden in 2007 and amended in 2009 and claimed, among other things, that the Board violated its duties of loyalty and good faith by approving the amendments. The Actions also asserted claims of unjust enrichment against Mr. Madden. The Company and the other defendants filed a motion for dismissal of the Actions, which was granted by the court on September 13, 2012. The plaintiffs did not file a notice of appeal with respect to the dismissal of the Actions and the time period for filing an appeal has now expired.

(b)
On July 19, 2011, an individual purporting to act on behalf of a class of similarly situated individuals commenced a civil action in the United States District Court for the Central District of California, Samantha Ellison, individually and on behalf of a class of similarly situated individuals v. Steven Madden, Ltd., No. CV11-05935 (the “Ellison Action”) asserting that the Company made unsolicited commercial text calls to wireless telephone numbers of the class members in violation of the Telephone Consumers Protection Act (the "TCPA") and seeking, on behalf of the class, an injunction requiring the Company to cease all wireless text messages without prior written consent as required by the TCPA, as well as the recovery of statutory damages to the class members together with costs and reasonable attorneys' fees. The Company responded by challenging the suit on several grounds. Settlement discussions resulted in a settlement being reached on July 30, 2012, subject to final court approval, for an aggregate gross settlement fund amount of $10,000, including all settlement costs and administration fees, as well as fees recoverable by class counsel. As the settlement calls for the reversion of all monies not paid to class claimants, it is possible that the actual settlement amount paid will be substantially less than $10,000. In addition, the Company's insurance coverage will cover a portion of the settlement at the rate of 45% of the initial settlement payment of $5,000 and 30% of amounts over and above the initial settlement payment. On September 25, 2012 the court certified the class for settlement purposes only and approved the settlement on a preliminary basis. The court further ordered all litigants to make further submissions to the court concerning, among other things, the merits and value of the case and to deliver notice of the proposed settlement to all class members prior to a fairness hearing and final approval of the settlement. Based on the settlement as contemplated and applying the insurance coverage as applicable, the maximum exposure to the Company is approximately $6,250; however, in light of historical "take rates" in cases of this type, the Company's counsel estimates that the actual liability to the Company will likely be $2,500 or less. Accordingly, the Company recorded a liability in the amount of $2,500 in the second quarter of 2012 and subsequently paid this amount in 2012 pursuant to the preliminary settlement agreement.

(c)
On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. Subsequently, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit. In September 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1,400. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3,045, and accordingly, a liability for this amount was recorded as of December 31, 2009. The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, of Regulations and Rulings, under internal advice procedures. On September 20, 2010, U.S. Customs issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and one of its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable. With respect to the second buying agent, U.S. Customs also ruled that beginning in February 2002, commissions paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable. However, U.S. Customs found that the Company’s pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer’s agent relationship between the Company and the agent and that commissions paid to the second agent under such buying agreements, in fact, were dutiable. On the basis of the U.S. Customs ruling, the Company reevaluated the liability in the case and believes that it is not likely to exceed $1,248 and the liability was reduced from $3,045 to such amount as of September 30, 2010.

On November 21, 2011, U.S. Customs issued a pre-penalty notice to the Company in which it alleges that gross negligence by the Company resulted in an underpayment of duties with respect to certain pre-2002 buying agreements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

Note O – Commitments, Contingencies and Other (continued)
and claims that the Company owes $342 as an additional duty and $1,367 in monetary penalties. In its February 16, 2012 response to the pre-penalty notice, the Company submitted that it owes no additional duty and, further, did not through negligence or gross negligence fail to pay any duty or engage in conduct amounting to either gross negligence or negligence. The Company requested that U.S. Customs withdraw its proposal to issue a notice of penalty and take no further adverse action against the Company. In the event that U.S. Customs is not inclined to withdraw the pre-penalty notice after review of the Company’s response, the Company has requested the opportunity to make an oral presentation to U.S. Customs prior to the issuance of a notice of penalty. In the event that U.S. Customs determines to issue a notice of penalty, the Company intends to file a petition for relief requesting a reduction of the level of culpability and mitigation of the penalty amount assessed. The maximum total amount of damages related to this matter is approximately $1,700 for which the Company has accrued $1,248.

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

[2]    Employment agreements:

Robert Schmertz. Effective January 1, 2013, the Company entered into a new employment agreement with Robert Schmertz, the Company's Brand Director, to replace an existing employment agreement that expired at the end of 2012. The new agreement, which expires on December 31, 2014, provides for an annual salary of $725. In addition, pursuant to his new employment agreement, on January 4, 2013, Mr. Schmertz received a grant of 16,667 shares of the Company's common stock subject to certain restrictions. The restricted shares were issued under the Company's 2006 Stock Incentive Plan, as amended, and will vest in five substantially equal annual installments over five years commencing on the first anniversary of the date of the grant. Additional compensation and bonuses, if any, are at the sole discretion of the Board of Directors.

Edward R. Rosenfeld. On December 31, 2012, the Company entered into a new employment agreement with Edward R. Rosenfeld, the Company's Chief Executive Officer and the Chairman of the Board of Directors, to replace an existing employment agreement that expired on December 31, 2012. The agreement, which expires on December 31, 2015, provides for an approximate annual salary of $579 through December 31, 2013, $608 in 2014 and $638 in 2015. In addition, pursuant to his new employment agreement, Mr. Rosenfeld received a grant of 100,000 shares of the Company's common stock subject to certain restrictions. The restricted shares were issued under the Company's 2006 Stock Incentive Plan, as amended, and will vest in equal annual installments over a five-year period commencing on December 1, 2013. Additional compensation and bonuses, if any, are at the sole discretion of the Board of Directors.

Steven Madden. On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden's existing employment agreement with the Company (the “Amended Madden Agreement”). The Amended Madden Agreement, which extends the term of Mr. Madden's employment through December 31, 2023, provides for an annual base salary of approximately $5,417 in 2012, approximately $7,417 in 2013, approximately $9,667 in 2014, approximately $11,917 in 2015 and approximately $10,698 in 2016 and in each year thereafter through the end of the term of employment. Effective in 2012, the Amended Madden Agreement eliminates the annual cash bonuses payable to Mr. Madden based on EBITDA and the annual cash bonus in relation to new business contained in Mr. Madden's previously existing employment agreement and provides that all future cash bonuses will be at the sole discretion of the Company's Board of Directors. Further, the Amended Madden Agreement eliminates the annual non-accountable expense allowance of up to $200 provided to Mr. Madden under the previously existing employment agreement. Pursuant to the Amended Madden Agreement, on February 8, 2012, Mr. Madden was granted 975,371 restricted shares of the Company's common stock valued at approximately $40,000, which will vest in equal annual installments over seven years commencing on December 31, 2017 through December 31, 2023, subject to Mr. Madden's continued employment with the Company on each such vesting date. Pursuant to the Amended Madden Agreement, on June 30, 2012, Mr. Madden exercised his right to receive an additional restricted stock award, and on July 3, 2012 he was granted 1,262,228 restricted shares of the Company's common stock, which will vest in the same manner as the February 8, 2012 grant. As consideration for the additional restricted stock grant, Mr. Madden will

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

Note O – Commitments, Contingencies and Other (continued)

receive a reduction in his annual base salary in years subsequent to 2012 as follows: approximately $4,000 in 2013, approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 in 2016 and in each year thereafter through the end of the term of employment. In addition to the opportunity for discretionary cash bonuses, the Amended Madden Agreement entitles Mr. Madden to an annual life insurance premium reimbursement of up to $200, as well as an annual stock option grant and the potential for an additional one-time stock option grant based upon achievement of certain financial performance criteria. The Amended Madden Agreement also provides for the elimination of interest accrued after December 31, 2011 on an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden, the extension of the maturity date of such loan until December 31, 2023, and the forgiveness of 1/10th of the principal amount of the loan, together with accrued interest, annually over a ten-year period commencing on December 31, 2014 for so long as Mr. Madden continues to be employed by the Company on each such December 31st.
Arvind Dharia. On February 8, 2012, the Company and its Chief Financial Officer, Arvind Dharia, entered into an amendment of Mr. Dharia's existing employment agreement. The amendment, among other things, extends the term of Mr. Dharia's employment agreement, which was set to expire at the end of 2011, until December 31, 2014 and increases his annual base salary to $555 effective January 1, 2012 through the remainder of the term. Pursuant to the amendment, on February 8, 2012, Mr. Dharia received a restricted stock award for 10,000 restricted shares of the Company's common stock, which will vest in substantially equal annual installments over a three-year period commencing on February 8, 2013 through February 8, 2015. The agreement, as amended, provides for an annual bonus to Mr. Dharia at the discretion of the Board of Directors.

Amelia Newton Varela. Effective January 1, 2011, the Company entered into an employment agreement with Amelia Newton Varela, the Company's Executive Vice President of Wholesale, to replace an existing employment agreement that expired at the end of 2010. The agreement provides for an annual salary of $450 through December 31, 2013 and provides the opportunity for annual cash incentive bonuses. In addition, on February 1, 2011, Ms. Varela received an option to purchase 100,000 shares of common stock at the market value on the date of grant, which will vest in equal annual installments over a four-year period commencing on the first anniversary of the grant date.

Awadhesh Sinha. Effective January 1, 2011, the Company entered into a new employment agreement with Awadhesh Sinha, the Company's Chief Operating Officer, to replace an existing employment agreement that expired at the end of 2010. The agreement provides for an annual salary of $575 through December 31, 2013. In addition, on December 1, 2010, Mr. Sinha received a grant of 35,000 shares of restricted common stock, which will vest in equal annual installments over a three-year period commencing on the first anniversary of the grant date. Additional compensation and bonuses, if any, are at the discretion of the Board of Directors.
[3]    Letters of credit:
At December 31, 2012, the Company had open letters of credit for the purchase of imported merchandise of approximately $1,072.
[4]    License agreements:
On February 9, 2011, the Company entered into a license agreement with Basic Properties America Inc. and BasicNet S.p.A, under which the Company has the right to use the Superga® trademark in connection with the sale and marketing of women's footwear. The agreement requires the Company to pay the licensor a royalty equal to a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved. The agreement expires on December 31, 2013, with one four-year renewal period, at the Company's option, if certain provisions are met.
On January 1, 2010, the Company entered into a license agreement with Jones Investment Co. Inc., under which the Company has the right to use the GLO Jeans® trademark in connection with the sale and marketing of women's footwear exclusively to K-Mart. The agreement requires the Company to pay the licensor a royalty and advertising payments

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

Note O – Commitments, Contingencies and Other (continued)
equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The agreement which expired on December 31, 2012, was renewed for an additional three-year term and will now expire on December 31, 2015.
In September 2009, the Company entered into a license agreement with Dualstar Entertainment Group, LLC, under which the Company has the right to use the Olsenboye® trademark in connection with the marketing and sale of footwear and accessories. The agreement requires the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The initial term of this agreement, which expired on December 31, 2011, was renewed for an additional two-year term and will now expire on December 31, 2013.
On September 10, 2008, the Company entered into a license agreement with Dualstar Entertainment Group, LLC, under which the Company has the right to use the Elizabeth and James® trademark in connection with the sale and marketing of footwear. The agreement requires the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The agreement expires on March 31, 2015.
On July 1, 2008, the Company entered into a license agreement with Jones Investment Co. Inc., under which the Company has the right to use the l.e.i.® trademark in connection with the sale and marketing of women's footwear exclusively to Wal-Mart. The agreement requires the Company to pay the licensor a royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The initial term of this agreement, which expired on December 31, 2011, was renewed for an additional three-year term, which will expire on December 31, 2014.
On March 28, 2007, the Company, through its Accessories Division, entered into a license agreement to design, manufacture and distribute handbags and belts and related accessories under the DF Daisy Fuentes® and the Daisy Fuentes® brands. The agreement requires the Company to pay the licensor a royalty and brand management fees based on a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved. The agreement expired on December 31, 2012 and was not renewed.

Royalty expenses are included in the “cost of goods sold” section of the Company's Consolidated Statements of Income.

[5]    Related Party Transactions:
On February 23, 2012, the Company entered into an agreement (the "2012 Consulting Agreement") with JLM Consultants, Inc., a company wholly owned by John Madden, one of the Company's directors and the brother of Steven Madden, the Company's founder and Creative and Design Chief, which replaced an earlier consulting agreement (the "2004 Consulting Agreement") between the Company and JLM Consultants, Inc. that had expired by its terms on December 31, 2005 but under which JLM Consultants, Inc. had continued to provide consulting services for the consideration provided in the 2004 Consulting Agreement. Under the 2012 Consulting Agreement, Mr. Madden and JLM Consultants, Inc. will continue to provide consulting services with respect to the development of international sales of the Company. JLM Consultants, Inc. received fees and expenses of $1,447 in fiscal year 2012 pursuant to the 2012 Consulting Agreement and $1,552 and $1,006 in 2011 and 2010, respectively, pursuant to the 2004 Consulting Agreement, in addition to fees that Mr. Madden received for his service to the Company as a director in 2011 and 2010.

[6]    Concentrations:
The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company's marketable securities are principally held at four brokerage companies.
During the year ended December 31, 2012, the Company did not purchase more that 10% of its merchandise from any single supplier. Total product purchases from China for the year ended December 31, 2012 was approximately 88%.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

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
For the year ended December 31, 2012, the Company did not have any customers who account for more than 10% of total net sales or 10% of total accounts receivable.
For the year ended December 31, 2011, the Company did not have any customers who account for more than 10% of total net sales or 10% of total accounts receivable.
Sales to one customer accounted for 10% of total net sales for the year ended December 31, 2010. Three other customers represented 12%, 12% and 11% of accounts receivable at December 31, 2010.
Sales to such customers are included in the Wholesale segment (see Note P). Purchases are made primarily in United States dollars.

[7]    Valuation and qualifying accounts:
The following is a summary of the allowance for chargebacks and doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount due from factor for the years ended:

	December 31,
	2012	2011	2010
Balance at beginning of year	$18,219	$15,258	$13,682
Charged to reserve	—	—	—
Increase in reserve	4,218	2,961	1,576
Balance at end of year	$22,437	$18,219	$15,258

The following is a summary of goodwill and the related accumulated amortization for the:

	Year Ended December 31,
	2012	2011	2010
Cost basis
Balance at beginning of year	$76,193	$39,211	$24,911
Acquisitions and purchase price adjustments	15,964	36,982	14,300
Write-off of impaired assets	—	—	—
Balance at end of year	92,157	76,193	39,211
Accumulated amortization
Balance at beginning of year	598	598	598
Write-off of impaired assets	—	—	—
Balance at end of year	598	598	598
Goodwill	$91,559	$75,595	$38,613

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

Note P – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants and specialty stores, derives revenue, both domestically and worldwide through our International business, from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide through our International business, from sales to department stores, mid-tier retailers, mass market merchants and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from Canada and, under special distribution arrangements, from Asia, Europe, the Middle East, Mexico, Australia, India, South Africa and South America. The Retail segment, through the operation of Company-owned retail stores in the United States and Canada and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company licenses its Steve Madden® and Steven by Steve Madden® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women's fashion apparel, jewelry and luggage. In addition, this segment licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

Note P – Operating Segment Information (continued)

Year ended	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Corporate	Consolidated
December 31, 2012:
Net sales to external customers	$794,486	$241,339	$1,035,825	$191,247	$—	$—	$—	$1,227,072
Gross profit	249,547	87,055	336,602	119,100	—	—	—	455,702
Commissions and licensing fees – net	—	—	—	—	7,778	7,617	—	15,395
Income from operations	104,326	41,376	145,702	26,311	7,778	7,617	(8,432)	178,976
Depreciation and amortization			7,717	4,818	107	—	—	12,642
Segment assets	$511,011	$138,602	649,613	101,674	52,752	—	—	804,039
Capital expenditures			$7,506	$12,596	$—	$—	$—	$20,102
December 31, 2011:
Net sales to external customers	$636,809	$176,824	$813,633	$154,916	$—	$—	$—	$968,549
Gross profit	205,379	61,474	266,853	95,095	—	—	—	361,948
Commissions and licensing fees – net	—	—	—	—	9,795	8,920	$—	18,715
Income from operations	86,676	28,009	114,685	20,370	9,795	8,920	—	153,770
Depreciation and amortization			6,604	4,378	78	—	—	11,060
Segment assets	$383,170	$132,648	515,818	76,630	47,338	—	—	639,786
Capital expenditures			$10,314	$5,163	$—	$—	$—	$15,477
December 31, 2010:
Net sales to external customers	$402,567	$98,548	$501,115	$134,303	$—	$—	$—	$635,418
Gross profit	156,603	37,926	194,529	81,325	—	—	—	275,854
Commissions and licensing fees – net	—	—	—	—	17,258	5,371	—	22,629
Income from operations	75,543	14,323	89,866	9,129	17,258	5,371	—	121,624
Depreciation and amortization			5,164	4,631	204	—	—	9,999
Segment assets	$268,544	$71,856	340,400	65,835	41,461	—	—	447,696
Capital expenditures			$1,020	$2,404	$—	$—	$—	$3,424
Revenues by geographic area are as follows:

	Year Ended December 31,
	2012	2011	2010
Domestic	$1,133,077	$915,286	$600,637
International	93,995	53,263	34,781
Total	$1,227,072	$968,549	$635,418

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
($ in thousands, except share and per share data)

Note Q - Quarterly Results of Operations (unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011:

	March 31,	June 30,	September 30,	December 31,
2012:
Net sales	$265,970	$288,692	$356,883	$315,527
Cost of sales	169,877	184,438	225,668	191,387
Gross profit	96,093	104,254	131,215	124,140
Commissions, royalty and licensing fee income - net	4,473	4,252	3,875	2,795
Net income attributable to Steven Madden, Ltd.	$21,868	$26,899	$37,896	$32,963
Net income per share:
Basic	0.51	0.63	0.88	0.76
Diluted	0.50	0.61	0.86	0.74
2011:
Net sales	$165,755	$209,152	$313,887	$279,755
Cost of sales	96,623	125,057	204,434	180,487
Gross profit	69,132	84,095	109,453	99,268
Commissions, royalty and licensing fee income - net	4,567	4,432	5,649	4,067
Net income attributable to Steven Madden, Ltd.	$17,852	$23,784	$31,911	$23,772
Net income per share:
Basic	0.43	0.56	0.75	0.56
Diluted	0.42	0.55	0.74	0.55

Exhibit Index

2.01
Stock Purchase Agreement dated February 10, 2010 between the Company and Jeremy Bassan (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

2.02
Restructuring Agreement dated October 5, 2010 among the Company, BJ Acquisition LLC, BJ Agent LLC, Betsey Johnson LLC, Betsey Johnson (UK) Limited, Betsey Johnson Canada Ltd., BJ Vines, Inc., Betsey Johnson, Chantal Bacon, Castanea Family Investments, LLC, Castanea Family Holdings, LLC and Castanea Partners Fund III, L.P. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 8, 2010)

2.03
Stock Purchase Agreement dated May 20, 2011 among the Company, The Topline Corporation and William F. Snowden (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on May 25, 2011)

2.04
Stock Purchase Agreement dated May 25, 2011 among the Company, David Seerherman, Cejon, Inc., and Kenneth Rogala (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2011)

2.05
Asset Purchase Agreement, dated as of January 20, 2012, among Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc., Gelati Imports Inc., the Company, SML Canada Acquisition Corp., 6798039 Canada Inc., 6798012 Canada Inc., 3574563 Canada Inc. and Thomas Alberga (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on January 26, 2012)

3.01	Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed with the SEC on November 23, 1998)
3.02	Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on March 28, 2008)
4.01	Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2/A filed with the SEC on September 29, 1993)
10.01
Third Amended and Restated Secured Promissory Note dated as of June 25, 2007 of Steven H. Madden to the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 9, 2012)

10.02	Consulting Agreement dated February 23, 2012 between the Company and J.L.M. Consultants Inc.†
10.03
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

10.04
Amendment to Collection Agency Agreement dated February 16, 2010 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the SEC on March 12, 2010)

10.05
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.06
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.07
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.08
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.09
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.10
Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.11
Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.12
Earn-Out Agreement dated February 10, 2010 among the Company, Jeremy Bassan and Big Buddha, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 11, 2010)

10.13
Purchase and Sale Agreement for Distressed Trades dated August 26, 2010 between BJ Acquisition LLC and Paradox Lending LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

10.14
Earn-Out Agreement dated May 25, 2011 among Steven Madden, Ltd., David Seerherman, Cejon, Inc., Cejon Accessories, Inc., New East Designs, LLC and Kenneth Rogala (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2011).

10.15
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2005)

10.16
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2009)

10.17
Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012)

10.18
Employment Agreement dated January 1, 1998 between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000 filed with the SEC on March 30, 2001)#

10.19
Amendment No. 1 dated June 29, 2001 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed August 14, 2001)#

10.2
Amendment No. 2 dated October 30, 2002 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 filed with the SEC on November 14, 2002)#

10.21
Amendment No. 3 dated February 1, 2006 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2006)#

10.22
Amendment No. 4 dated October 7, 2009 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 13, 2009)#

10.23
Amendment No. 5 dated February 8, 2012 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)#

10.24
Employment Agreement dated December 1, 2010 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2010)#

10.25
Amendment dated February 25, 2011 to Employment Agreement dated December 1, 2010 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2010, filed with the SEC on February 28, 2011)#

10.26
Employment Agreement dated January 2, 2013 between the Company and Robert Schmertz (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 8, 2013)#

10.27
Employment Agreement dated January 31, 2011 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2011)#

10.28
Employment Agreement dated December 31, 2012 between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 3, 2013)#

10.29
The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to Exhibit 10.A to the Company's Registration Statement on Form S-8 filed with the SEC on July 26, 2004)#

10.3	2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), amended by the Board on April 5, 2012 and approved and adopted by the Company's stockholders on May 25, 2012†#
21.01	Subsidiaries of the Registrant†
23.01	Consent of EisnerAmper LLP†
24.01	Power of Attorney (included on signature page hereto)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
101
The following materials from Steven Madden, Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

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