Form 10-Q
period 2013-03-31
STEVEN MADDEN, LTD.
filed 2013-05-10
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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
Yes  ☐   No ☒

As of May 8, 2013, the latest practicable date, there were 46,207,961 shares of the registrant’s common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
March 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2013	December 31, 2012	March 31, 2012
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,697	$168,777	$61,953
Accounts receivable, net of allowances of $3,816, $4,581 and $4,989	94,868	75,545	90,626
Due from factor, net of allowances of $15,248, $17,856 and $10,359	75,228	92,156	86,301
Inventories	58,586	63,683	53,277
Marketable securities – available for sale	21,731	16,285	4,629
Prepaid expenses and other current assets	17,541	13,404	14,612
Prepaid taxes	—	331	—
Deferred taxes	10,371	11,073	9,693
Total current assets	433,022	441,254	321,091
Notes receivable	3,085	3,085	9,505
Note receivable – related party	3,600	3,581	3,522
Property and equipment, net	46,190	45,285	35,824
Deposits and other	2,302	2,305	4,848
Marketable securities – available for sale	101,478	81,202	98,410
Goodwill – net	96,631	91,559	85,980
Intangibles – net	133,914	135,768	138,110
Total Assets	$820,222	$804,039	$697,290
LIABILITIES
Current liabilities:
Accounts payable	$69,380	$83,427	$76,732
Accrued expenses	37,238	31,782	33,061
Income taxes payable	7,203	—	3,407
Contingent payment liability – current portion	14,409	11,551	21,042
Accrued incentive compensation	1,699	7,718	1,792
Total current liabilities	129,929	134,478	136,034
Contingent payment liability	32,401	30,409	43,763
Deferred rent	8,172	7,521	6,210
Deferred taxes	4,941	5,117	3,797
Other liabilities	114	114	137
Total Liabilities	175,557	177,639	189,941
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 60,000 shares authorized, 54,878, 54,530 and 52,723 shares issued, 46,223, 46,127 and 44,320 shares outstanding	5	5	5
Additional paid-in capital	224,097	217,638	196,393
Retained earnings	563,437	540,037	442,279
Other comprehensive income	857	1,443	1,274
Treasury stock – 8,655, 8,403, and 8,403 shares at cost	(143,683)	(132,543)	(132,543)
Total Steven Madden, Ltd. stockholders’ equity	644,713	626,580	507,408
Noncontrolling interests	(48)	(180)	(59)
Total stockholders’ equity	644,665	626,400	507,349
Total Liabilities and Stockholders’ Equity	$820,222	$804,039	$697,290

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Net sales	$278,916	$265,970
Cost of sales	176,318	169,877
Gross profit	102,598	96,093

Commission and licensing fee income – net	4,366	4,473
Operating expenses	(70,525)	(65,207)
Income from operations	36,439	35,359
Interest and other income – net	913	470
Income before provision for income taxes	37,352	35,829
Provision for income taxes	13,820	13,902
Net income	23,532	21,927
Net loss attributable to noncontrolling interests	132	59
Net income attributable to Steven Madden, Ltd.	$23,400	$21,868

Basic net income per share	$0.54	$0.51

Diluted net income per share	$0.52	$0.50

Basic weighted average common shares outstanding	43,485	42,694
Effect of dilutive securities – options/restricted stock	1,308	1,186
Diluted weighted average common shares outstanding	44,793	43,880

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$23,532	$21,927
Other comprehensive income (loss) (net of tax):
Foreign currency translation adjustment	(1,430)	(12)
Cash flow hedges:
Gains on foreign currency cash flow hedging derivatives	1,072	—
Unrealized (loss) gain on marketable securities	(228)	608

Total other comprehensive (loss) income (net of tax)	(586)	596

Comprehensive income	22,946	22,523
Comprehensive income attributable to noncontrolling interests	132	59

Comprehensive income attributable to Steven Madden, Ltd.	$22,814	$22,464

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$23,532	$21,927
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from the exercise of options	(658)	(2,513)
Depreciation and amortization	3,363	2,960
Loss on disposal of fixed assets	920	—
Stock-based compensation	5,151	4,007
Provision for doubtful accounts and chargebacks	(3,373)	(2,871)
Accrued interest on note receivable – related party	(19)	568
Deferred rent expense	651	281
Realized gain on sale of marketable securities	89	14
Changes in:
Accounts receivable	(18,557)	4,180
Due from factor	19,535	(22,318)
Inventories	5,097	8,741
Prepaid expenses, deposits and other assets	5,187	914
Accounts payable and other accrued expenses	(14,568)	(2,165)
Net cash provided by operating activities	26,350	13,725

Cash flows from investing activities:
Purchases of property and equipment	(4,226)	(3,270)
Purchases of marketable securities	(29,590)	(26,841)
Advance to seller of SM Canada	—	(3,085)
Payment of contingent liability	—	(291)
Sale of marketable securities	3,218	2,191
Acquisitions, net of cash acquired	—	(29,367)
Net cash used for investing activities	(30,598)	(60,663)

Cash flows from financing activities:
Common Stock Share repurchases for treasury	(11,141)	—
Proceeds from exercise of stock options	651	3,548
Tax benefit from the exercise of stock options	658	2,513
Net cash (used for)/provided by financing activities	(9,832)	6,061
Net decrease in cash and cash equivalents	(14,080)	(40,877)
Cash and cash equivalents – beginning of period	168,777	102,830
Cash and cash equivalents – end of period	$154,697	$61,953

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2013
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the three month period ended March 31, 2013 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2012 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 1, 2013.
Note B – Recently Adopted Accounting Standards
In July 2012, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance were effective as of the beginning of our 2013 fiscal year. We do not expect the new guidance to have an impact on our 2013 impairment test results.
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
Significant areas involving management estimates include allowances for bad debts, returns and customer chargebacks, inventory valuation, valuation of intangible assets, litigation reserves and contingent payment liabilities. The Company provides reserves on trade accounts receivables and factor receivables for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance related deductions that relate to the current period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by management to estimate the amount of the anticipated customer allowance.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2013
($ in thousands except share and per share data)

Note D – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30 million credit facility with a $15 million sub-limit for letters of credit at an interest rate based, at the Company’s election, upon either the prime rate or LIBOR. The Company also pays a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our First Cost segment and private label business, the fee is 0.14% of the gross invoice amount, With respect to all other receivables, the fee is 0.25% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations.
Note E – Notes Receivable
As of March 31, 2013 and December 31, 2012, Notes Receivable were comprised of the following:

	March 31, 2013	December 31, 2012
Note receivable from seller of SM Canada (see Note Q)	$3,085	$3,085
On August 26, 2010, the Company entered into a Debenture and Stock Purchase Agreement with Bakers Footwear Group, Inc. (“Bakers”) pursuant to which the Company paid $5,000 to acquire a subordinated debenture in the principal amount of $5,000 and 1,844,860 unregistered shares of Bakers common stock, which traded on the Over-the-Counter Bulletin Board. The Company allocated $996 of the purchase price to the common stock and $4,004 to the subordinated debenture based upon their relative fair values. Interest accrues on the debenture at the rate of 11% per annum and is payable quarterly in cash. The principal amount of the debenture was payable by Bakers in four equal installments of $1,250 due on August 31, 2017, 2018, 2019 and 2020. The difference between the $4,004 purchase price of the debenture and the $5,000 principal amount of the debenture is considered original issue discount and is being amortized over the life of the debenture. On October 3, 2012, Bakers filed for Chapter 11 protection in the United States Bankruptcy Court. As a consequence of the bankruptcy, the debenture due from Bakers (as well as the Bakers common stock) was considered impaired and, therefore, was deemed to have no value. Accordingly, a charge of $4,148 for the impairment of the debenture (as well as a charge of $996 for the impairment of the Company's investment in Bakers common stock) was recorded in the third quarter of 2012. In January 2013, Bakers announced it intends to liquidate or sell all of its remaining assets.
In April 2012, Betsey Johnson LLC filed for Chapter 11 protection in the United States Bankruptcy Court. Shortly thereafter, Betsey Johnson LLC announced that it would commence an orderly liquidation of all of its assets. As a consequence of the bankruptcy, the note receivable due from Betsey Johnson LLC of $3,309 was considered impaired and, accordingly, an impairment charge was recorded and the value of the note was reduced to its anticipated recovery of $500 in the second quarter of 2012. In the fourth quarter of 2012, the Company collected $1,522 and recorded a $1,022 benefit related to a greater-than-anticipated recovery of the note receivable.
Note F – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company common stock, which he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and extend the maturity date to June 30, 2015 at which time all principal and accrued interest would become due. On January 3, 2012, in connection with an amendment of Mr. Madden’s employment

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2013
($ in thousands except share and per share data)

Note F – Note Receivable – Related Party (continued)
contract, the note was again amended and restated (the “Third Amended and Restated Note”) to extend the maturity date to December 31, 2023 and eliminate accrual of interest after December 31, 2011. In addition, the Third Amended and Restated Note provides that, commencing on December 31, 2014 and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company provided that Mr. Madden continues to be employed by the Company on each such December 31. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Condensed Consolidated Financial Statements. Due to the three-for-two stock split effected on May 3, 2010, the number of shares securing the loan increased from 510,000 shares to 765,000 shares. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest 555,000 shares of the Company’s common stock, retaining 210,000 shares with a total market value on that date of $6,798, as collateral for the loan. Subsequently, pursuant to the three-for-two stock split effected on May 31, 2011, the number of shares securing the repayment of the loan has increased from 210,000 shares to 315,000 shares. On March 31, 2013, the total market value of these shares was $13,617. Pursuant to the elimination of further interest accumulation under the Third Amended and
Restated Note, the outstanding principal and the accrued interest has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
Note G – Marketable Securities
Marketable securities consist primarily of corporate bonds and certificates of deposit with maturities greater than three months and up to ten years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three months ended March 31, 2013 and 2012, the amortization of bond premiums totals $187 and $250 respectively. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk.
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

The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2013 and December 31, 2012 are as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2013
($ in thousands except share and per share data)

Note H – Fair Value Measurement (continued)

		March 31, 2013
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,389	$4,389	$—	$—
Current marketable securities – available for sale	21,731	21,731	—	—
Note receivable – related party	3,600	—	—	3,600
Forward contracts	1,670	—	1,670	—
Note receivable from seller of SM Canada	3,085	—	—	3,085
Long-term marketable securities – available for sale	101,478	101,478	—	—
Total assets	$135,953	$127,598	$1,670	$6,685
Liabilities:
Contingent consideration	$46,810	—	—	$46,810
Total liabilities	$46,810	—	—	$46,810

		December 31, 2012
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,707	$5,707	$—	$—
Current marketable securities – available for sale	16,285	16,285	—	—
Note receivable – related party	3,581	—	—	3,581
Forward contracts	161	—	161	—
Note receivable from seller of SM Canada	3,085	—	—	3,085
Long-term marketable securities – available for sale	81,202	81,202	—	—
Total assets	$110,021	$103,194	$161	$6,666
Liabilities:
Contingent consideration	$41,960	—	—	$41,960
Total liabilities	$41,960	—	—	$41,960

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. Fair value of these instruments is based on observable market transactions of spot and forward rates.
For the notes receivable due from related party (see Note F) and from the seller of SM Canada (see Note Q), the carrying value was determined to be the fair value, based upon their imputed or actual interest rates, which approximate current market interest rates.

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
March 31, 2013
($ in thousands except share and per share data)

Note H – Fair Value Measurement (continued)

The current portion of the earn-out due based on the twelve-month period ended March 31, 2013 approximates the recorded value.

The Company has recorded a liability for potential contingent consideration in connection with the May 25, 2011 acquisition of Cejon Inc., Cejon Accessories, Inc. and New East Designs, LLC (collectively "Cejon"). Pursuant to the terms of an earn-out agreement between the Company and the sellers of Cejon, earn-out payments will be made annually to the sellers of Cejon, based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period.

The Company recorded a liability for contingent consideration as a result of the February 10, 2010 acquisition of Big Buddha, Inc. The final contingent consideration will be payable to the seller of Big Buddha based on the financial performance of Big Buddha for the twelve-month period ended March 31, 2013. The contingent payment was calculated based on the financial results of Big Buddha through March 31, 2013. The final payment is expected to be made during the second quarter of 2013.

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

The Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery, women's fashion apparel, jewelry and luggage. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission and a design fee on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2013
($ in thousands except share and per share data)

Note J – Revenue Recognition (continued)

sales reported by the licensees, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.
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

Note M – Cost of Sales

All costs incurred to bring finished products to the Company’s distribution center or, in our First Cost segment and certain private label business to the customers’ freight forwarder and, in the Retail segment, the costs to bring products to the Company’s stores, are included in the cost of sales line on the Condensed Consolidated Statements of Income. These costs include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale segments and freight to customers, if any, are included in the operating expenses line item of the Company’s Condensed Consolidated Statements of Income. The Company’s gross margins may not be comparable to those of other companies in the industry because some companies may include warehouse and distribution costs, as well as other costs excluded from cost of sales by the Company, as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.
Note N – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004, originally providing for share repurchases in the aggregate amount of $20 million. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase which currently allows for share repurchases in the aggregate amount of $125,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended March 31, 2013, an aggregate of 252,214 shares of the Company's common stock was repurchased under the program, at an average price per share of $44.17, for an aggregate purchase price of approximately $11,141. As of March 31, 2013, there remained approximately $35,949 available for future repurchases under the Share Repurchase Program.
Note O – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted stock subject to forfeiture of 2,875,000 and 983,000 shares for the three months ended

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2013
($ in thousands except share and per share data)

Note O – Net Income Per Share of Common Stock (continued)

March 31, 2013 and 2012, respectively. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For both the three months ended March 31, 2013 and 2012, options to purchase approximately 85,000 and 54,000 shares of common stock, respectively, have been excluded in the calculation of diluted income per share as the result would have been antidilutive. For the three months ended March 31, 2013 and 2012, all unvested restricted stock awards were dilutive.
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

Common stock authorized	15,644,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(11,824,000)

Common stock available for grant of stock-based awards as of March 31, 2013	3,820,000

Total equity-based compensation for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2013	2012
Restricted stock	$3,615	$2,451
Stock options	1,536	1,556
Total	$5,151	$4,007

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Proceeds from stock options exercised	$651	$3,548
Intrinsic value of stock options exercised	$728	$5,270

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2013
($ in thousands except share and per share data)

Note P – Stock-Based Compensation (continued)
During the three months ended March 31, 2013, options to purchase approximately 164,770 shares of common stock with a weighted average exercise price of $27.84 vested. During the three months ended March 31, 2012, options to purchase approximately 224,191 shares of common stock with a weighted average exercise price of $23.26 vested. As of March 31, 2013, there were unvested options relating to 1,185,500 shares of common stock outstanding with a total of $8,579 of unrecognized compensation cost and an average vesting period of 2.53 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2013 and 2012:

	2013	2012
Volatility	38.2% to 44.8%	47.1% to 47.4%
Risk free interest rate	0.37% to 0.76%	0.52% to 0.87%
Expected life in years	4.1 to 5.1	4.1 to 4.6
Dividend yield	0.00%	0.00%
Weighted average fair value	$14.87	$16.84

Activity relating to stock options granted under the Company’s plans and outside the plans during the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,269,000	$20.57
Granted	208,500	43.55
Exercised	(31,000)	21.07
Cancelled/Forfeited	(16,500)	25.01
Outstanding at March 31, 2013	2,430,000	$22.57	4.7 years	$50,357
Exercisable at March 31, 2013	1,244,500	$19.21	4.2 years	$29,887

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2013 and 2012:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2013
($ in thousands except share and per share data)

Note P – Stock-Based Compensation (continued)

	2013		2012
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1	2,889,000	$34.74	671,000	$25.44
Granted	250,000	42.85	1,050,000	41.12
Vested	(141,500)	35.91	(103,000)	12.08
Forfeited	(16,000)	30.81	—	—
Non-vested at March 31	2,981,500	$36.74	1,618,000	$36.04

As of March 31, 2013, there was $97,222 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 9.18 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment of Mr. Madden’s existing employment agreement, pursuant to which, on February 8, 2012, Mr. Madden was granted 975,371 restricted shares of the Company’s common stock at the then market price of $41.01, which will vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. Pursuant to the contract, on June 30, 2012, Mr. Madden exercised his right to receive an additional restricted stock award, and on July 3, 2012 he was granted 1,262,228 restricted shares of the Company's common stock at the then market price of $31.69, which will vest in the same manner as the aforementioned grant.

Note Q – Acquisitions

Steve Madden Canada

On February 21, 2012, the Company purchased all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, “SM Canada”), the Company’s sole distributor in Canada since 1994, comprising SM Canada’s footwear, handbags and accessories wholesale and retail businesses. The transaction was completed for consideration of approximately $29,367 plus potential earn-out payments of up to a maximum of $38,000 Canadian dollars (approximately $37,327 U.S. dollars), in the aggregate, based on achievement of certain earnings targets for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. As of March 31, 2013, the Company estimates the fair value of the contingent consideration to be $25,294.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2013
($ in thousands except share and per share data)

Note Q – Acquisitions (continued)

Accounts receivable	$2,496
Inventory	2,220
Prepaid expenses and other assets	147
Fixed assets	1,005
Re-acquired right	35,200
Customer relationships	4,400
Non-compete agreement	455
Accounts payable	(2,645)
Accrued expenses	(802)
Total fair value excluding goodwill	42,476
Goodwill	9,368

Net assets acquired	$51,844

At the date of acquisition, the Company and SM Canada had a non-contractual preexisting relationship under which SM Canada had the right to use the Steve Madden brand throughout Canada in connection with the sale and distribution of merchandise. The settlement of the preexisting relationship is considered a re-acquired right and was valued based on the present value of estimated future cash flows.

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

In connection with the acquisition, the Company provided an interest free loan to the seller of SM Canada in the principal amount of $3,107 Canadian dollars ($3,085 in U.S. dollars). The note will be paid in five annual installments which are due on the dates the five annual earn-out payments are paid. The note was recorded net of the imputed interest, which will be amortized to income over the term of the note.The results of operations of SM Canada have been included in the Company’s Condensed Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of the transaction is not material to the Company’s consolidated results.

Note R – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of March 31, 2013:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount
Balance at January 1, 2013	$36,390	$49,324	5,845	$91,559
Purchase accounting adjustment	1,686	—	3,496	5,182
Translation and Other	(65)	—	(45)	(110)
Balance at March 31, 2013	$38,011	$49,324	9,296	$96,631
The following table details identifiable intangible assets as of March 31, 2013:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2013
($ in thousands except share and per share data)

Note R – Goodwill and Intangible Assets (continued)

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Net Carrying Amount
Trade names	6–10 years	$4,590	$1,728	$2,862
Customer relationships	10 years	27,339	8,325	19,014
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	2,440	1,587	853
Other	3 years	14	14	—
		39,983	17,254	22,729
Re-acquired right	indefinite	35,200	—	34,297
Trade names	indefinite	76,888	—	76,888
		$152,071	$17,254	$133,914
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar in relation to the U.S. dollar.

The estimated future amortization expense of purchased intangibles as of March 31, 2013 is as follows:

2013 (remaining nine months)	$2,513
2014	3,284
2015	3,101
2016	2,795
2017	2,554
Thereafter	8,482
$22,729

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2013
($ in thousands except share and per share data)

Note S – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. The foreign exchange contracts will be used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory from Mexico and are designated as cash flow hedging instruments. As of March 31, 2013, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in prepaid expenses and other current assets, is $1,670. As of March 31, 2013, $1,159 of gains related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of March 31, 2013, none of the Company's hedging activities were considered ineffective and, thus, no gains or losses from hedging activities were recognized in the Condensed Consolidated Statements of Income.

Note T – Commitments, Contingencies and Other
Legal proceedings:

As previously disclosed, on July 19, 2011, an individual purporting to act on behalf of a class of similarly situated individuals commenced a civil action in the United States District Court for the Central District of California, Samantha Ellison, individually and on behalf of a class of similarly situated individuals v. Steven Madden, Ltd., No. CV11-05935 (the “Ellison Action”) asserting that the Company made unsolicited commercial text calls to wireless telephone numbers of the class members in violation of the Telephone Consumers Protection Act (the "TCPA") and seeking, on behalf of the class, an injunction requiring the Company to cease all wireless text messages without prior written consent as required by the TCPA, as well as the recovery of statutory damages to the class members together with costs and reasonable attorneys' fees. The Company responded by challenging the suit on several grounds. Settlement discussions resulted in a settlement being reached on July 30, 2012, subject to final court approval, for an aggregate gross settlement fund amount of $10,000, including all settlement costs and administration fees, as well as fees recoverable by class counsel. On September 25, 2012, the court certified the class for settlement purposes only and approved the settlement on a preliminary basis. Following a fairness hearing, on May 7, 2013, the court entered an order granting final approval of the settlement and dismissing the Ellison Action on the merits and with prejudice. The court further authorized the claims administrator to pay from the $10,000 settlement fund $1,250 in attorneys' fees and $140 in costs to class counsel, $459 in fees to the claims administrator and $10 as a class representative enhancement award to Samantha Ellison. As the final settlement calls for the reversion of all monies not paid to class claimants, it is possible that the actual settlement amount paid by the Company will be substantially less than $10,000. In addition, the Company's insurance coverage will cover a portion of the settlement at the rate of 45% of the initial settlement payment of $5,000 and 30% of amounts over and above the initial settlement payment. Based on the final settlement and applying the insurance coverage as applicable, the maximum exposure to the Company is approximately $6,250; however, in light of historical "take rates" in cases of this type, the Company's counsel estimates that the actual liability to the Company will likely be $2,500 or less. Accordingly, the Company recorded a liability in the amount of $2,500 in the second quarter of 2012 and paid this amount in 2012 pursuant to the settlement agreement.

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

Note U – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass-market merchants and specialty stores, derives revenue, both domestically and worldwide through our International business, from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue both domestically and worldwide through our International business, from sales to department stores, mid-tier retailers, mass-market merchants and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from Canada and, under special distribution arrangements, from Asia, Europe, the Middle East, Mexico, Australia, India, South Africa and South America. The Retail segment, through the operation of Company-owned retail stores in the United States and Canada and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. The

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2013
($ in thousands except share and per share data)

Note U – Operating Segment Information (continued)

Company's Licensing segment generates revenue by licensing its Steve Madden® and Steven by Steve Madden® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women's fashion apparel, jewelry and luggage. In addition, this segment licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

As of and three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
March 31, 2013
Net sales to external customers	$189,181	$44,681	$233,862	$45,054			$278,916
Gross profit	57,862	17,569	75,431	27,167			102,598
Commissions and licensing fees – net	—	—	—	—	$2,282	$2,084	4,366
Income from operations	22,582	7,492	30,074	1,999	2,282	2,084	36,439
Segment assets	$523,109	$138,602	661,711	106,176	52,335	—	820,222
Capital expenditures			$927	$3,299	$—	$—	$4,226
March 31, 2012
Net sales to external customers	$191,500	$37,443	$228,943	$37,027			$265,970
Gross profit	58,728	15,130	73,858	22,235			96,093
Commissions and licensing fees – net	—	—	—	—	$2,328	$2,145	4,473
Income from operations	23,488	5,267	28,755	2,131	2,328	2,145	35,359
Segment assets	$441,232	$127,650	568,882	78,251	50,157	—	697,290
Capital expenditures			$981	$2,289	$—	$—	$3,270

Revenues by geographic area for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Domestic	$252,437	$252,365
International	26,479	13,605
Total	$278,916	$265,970

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.
This Quarterly Report contains certain “forward-looking statements” as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, forward-looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags and accessories. We also license our trademarks for use in connection with the manufacture, marketing and sale of various products to our licensees. Our products are marketed through our retail stores and our e-commerce websites, as well as better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass market merchants and catalog retailers throughout the United States and Canada. In addition, we have special distribution arrangements for the marketing of our products in Asia, Europe, the Middle East, Mexico, Australia, South Africa, South America and India. We offer a broad range of updated styles designed to establish or complement and capitalize on market trends. We have established a reputation for design creativity and our ability to offer quality products in popular styles at affordable prices, delivered in an efficient manner and time frame.
During the first quarter of 2013, we continued our trend of positive sales and earnings growth. Net sales for the three months ended March 31, 2013 increased 4.9% to $278,916 from $265,970 in the same period of last year. Net income attributable to Steven Madden, Ltd. increased 7.0% to $23,400 in the first quarter of 2013 compared to $21,868 in the same period of last year. The effective tax rate for the first quarter of 2013 decreased to 37.0% compared to 38.8% in the first quarter of last year due primarily to a tax benefit related to a portion of earnings from the Company's foreign operations that have been invested indefinitely. Diluted earnings per share increased to $0.52 per share on 44,793,000 diluted weighted average shares outstanding compared to $0.50 per share on 43,880,000 diluted weighted average shares outstanding in the first quarter of last year.

In our Retail segment, same store sales (sales of those stores, including the e-commerce websites, that were in operation throughout the first quarters of 2013 and 2012) increased 3.0% during the quarter, and sales per square foot increased to $908 in 2013 compared to sales per square foot of $868 in 2012. As of March 31, 2013, we had 110 stores in operation (including our e-commerce websites), compared to 89 stores as of March 31, 2012. We had one new store opening during the quarter.
Our inventory turnover (calculated on a trailing twelve month average) for the three months ended March 31, 2013 and 2012 was 10.5 and 10.6 times, respectively. Our accounts receivable average collection days were 67 days in the first quarter of 2013 compared to 66 days in the same period of 2012. The increase was primarily due to continued growth in our private label business and our International business, both of which have customers with longer payment terms. As of March 31, 2013, we had $277,906 in cash, cash equivalents and marketable securities, no short or long-term debt and total stockholders’ equity of $644,665. Working capital increased to $303,093 as of March 31, 2013, compared to $185,057 on March 31, 2012.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended
March 31,
($ in thousands)

	2013		2012
CONSOLIDATED:
Net sales	$278,916	100.0%	$265,970	100.0%
Cost of sales	176,318	63.2%	169,877	63.9%
Gross profit	102,598	36.8%	96,093	36.1%
Other operating income – net of expenses	4,366	1.6%	4,473	1.7%
Operating expenses	70,525	25.3%	65,207	24.5%
Income from operations	36,439	13.1%	35,359	13.3%
Interest and other income – net	913	0.3%	470	0.2%
Income before income taxes	37,352	13.4%	35,829	13.5%
Net income	23,400	8.4%	21,868	8.2%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$189,181	100.0%	$191,500	100.0%
Cost of sales	131,319	69.4%	132,772	69.3%
Gross profit	57,862	30.6%	58,728	30.7%
Operating expenses	35,280	18.6%	35,240	18.4%
Income from operations	22,582	11.9%	23,488	12.3%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$44,681	100.0%	$37,443	100.0%
Cost of sales	27,112	60.7%	22,313	59.6%
Gross profit	17,569	39.3%	15,130	40.4%
Operating expenses	10,077	22.6%	9,863	26.3%
Income from operations	7,492	16.8%	5,267	14.1%

RETAIL SEGMENT:
Net sales	$45,054	100.0%	$37,027	100.0%
Cost of sales	17,887	39.7%	14,792	39.9%
Gross profit	27,167	60.3%	22,235	60.1%
Operating expenses	25,168	55.9%	20,104	54.3%
Income from operations	1,999	4.4%	2,131	5.8%
Number of stores	110		89

FIRST COST SEGMENT:
Other commission income – net of expenses	$2,282	100.0%	$2,328	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$2,084	100.0%	$2,145	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Consolidated:
Net sales for the three months ended March 31, 2013 increased 4.9% to $278,916 compared to $265,970 in the same period of last year. Gross margin improved to 36.8% from 36.1% primarily due to a higher percentage of our sales being derived from our Retail segment which typically has higher margins. Operating expenses increased in the first quarter of this year to $70,525 from $65,207 in the first quarter of last year, partially due to incremental expenses related to the acquisition of SM Canada and the higher percentage of sales derived from the Retail segment. As a percentage of sales, operating expenses for the first quarter of 2013 increased to 25.3% from 24.5% reflecting the shift in sales mix to the Retail segment. Our commission and licensing fee income for the first quarter of 2013 slightly decreased to $4,366 compared to $4,473 achieved in the first quarter of 2012. Net income for the first quarter of 2013 increased to $23,400 compared to net income for the first quarter of 2012 of $21,868.
Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $189,181, or 68%, and $191,500, or 72%, of our total net sales for the first quarter of 2013 and 2012, respectively, which represents a $2,319, or 1.2%, decrease. This decrease in net sales was driven by a $13,903, or 22.8%, decrease in our Topline business which was impacted by the loss of two significant customers, partially offset by growth in our Adesso Madden private label business, our International distributor business and by the SM Canada acquisition. Excluding net sales growth attributable to the acquisition of SM Canada, which was acquired in February 2012, organic net sales growth decreased 2.96%, for the first quarter 2013. In addition, our Superga® brand, which began shipping in the first quarter of 2012, and our new Betseyville® shoe brand, which began shipping in the third quarter of 2012, contributed incremental sales to the quarter.

Gross profit margin in the Wholesale Footwear segment was 30.6% for the first quarter of 2013 and 30.7% for the first quarter of 2012 reflecting our sales mix. The decrease in our lower margin Topline business was partially offset by our Adesso Madden private label and International business, which are also lower margin businesses. Operating expenses increased to $35,280 in the first quarter of 2013 from $35,240 in the same period of last year. As a percentage of net sales, operating expenses were 18.6% in the first quarter of 2013 compared to 18.4% in the same period of 2012, which was due to lower sales. Income from operations for the Wholesale Footwear segment decreased to $22,582 for the quarter ended March 31, 2013 compared to $23,488 for the same period of last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $44,681, or 16%, and 37,443, or 14%, of total net sales for the Company in the first quarters of 2013 and 2012, respectively. This 19.3% increase in net sales in the first quarter of 2013 was propelled by continued strong growth in Steve Madden® and Betsey Johnson® handbags, which are up 57.1% and 43.5%, respectively, compared to the comparable period in 2012.
Gross profit margin in the Wholesale Accessories segment decreased to 39.3% in the first quarter of this year from 40.4% in the same period last year, primarily due to a slightly higher percentage of sales from our mid-tier customers which have lower margins. In the first quarter of 2013, operating expenses increased to $10,077 compared to $9,863 in the same period of last year. As a percentage of net sales, operating expenses improved to 22.6% in the first quarter of 2013 from 26.3% in the same period of 2012, reflecting leverage from increased sales. Income from operations for the Wholesale Accessories segment increased 42.2% to $7,492 for the first quarter of 2013 compared to $5,267 for the same period of last year.

Retail Segment:
In the first quarter of 2013, net sales from the Retail segment accounted for $45,054, or 16%, of our total net sales compared to $37,027, or 14%, of our total net sales in the same period last year, which represents a $8,027, or 21.7%, increase. This increase in net sales reflects the addition of retail stores since the first quarter of 2012, an increase in comparable store sales, and the acquisition of SM Canada. Excluding sales attributable to the acquisition of SM Canada, organic net sales growth in the first quarter of 2013 was 14.8%. We opened nineteen new stores and established Superga and Betsey Johnson online stores during the twelve months ended March 31, 2013. As a result, we had 110 retail stores as of March 31, 2013 compared to 89 stores as of March 31, 2012, in each case including our e-commerce stores. The 110 stores currently in operation include 92 Steve Madden® stores, eleven Steve Madden® outlet stores, two Steven® stores, one Report® store, one Superga store and three e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first quarters of 2013 and 2012) increased 3.0% in the first quarter of this year. In the first quarter of 2013, gross margin increased to 60.3% from 60.1% in the same period of 2012, primarily due to the impact of the new stores in Canada acquired as part of the February 2012 acquisition of SM Canada (see Note Q to the Condensed Consolidated Financial Statements), which achieve slightly higher gross profit margins than stores located in the U.S. In the first quarter of 2013, operating expenses increased to $25,168, or 55.9%, of net sales compared to $20,104, or 54.3%, of net sales, in the first quarter of last year, primarily due to the write-off of fixed assets during the quarter. Income from operations for the Retail segment decreased to $1,999 in the first quarter of this year from $2,131 in the same period of last year.

First Cost Segment:
The First Cost segment generated relatively consistent net commission income and design fees of $2,282 for the first quarter of 2013 compared to $2,328 for the comparable period of 2012.

Licensing Segment:
Net licensing income was relatively consistent at $2,084 and $2,145 for the first quarter ended March 31, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days, prior written notice. Under the agreement the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30 million credit facility with a $15 million sub-limit for letters of credit at an interest rate based, at the Company’s election, upon either the prime rate or LIBOR. The Company also pays a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our First Cost segment and private label business, the fee is 0.14% of the gross invoice amount, and with respect to all other receivables, the fee is 0.25% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations. As of March 31, 2013, we had no borrowing against the credit facility.
As of March 31, 2013, we had working capital of $303,093. We had cash and cash equivalents of $154,697, investments in marketable securities of $123,209 and we did not have any long-term debt.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $26,350 for the first three months of 2013 compared to cash provided by operations of $13,725 in the same period of last year. The primary sources of cash were net income of $23,532, decreases in inventory, amounts due from factor and prepaid expenses, deposits and other assets. The primary uses of cash were increases in accounts receivable and decreases in accounts payable and other accrued expenses.
INVESTING ACTIVITIES
($ in thousands)

During the three months ended March 31, 2103, we invested $29,590 in marketable securities and received $3,218 from the maturities and sales of securities. We also made capital expenditures of $4,226, principally for improvements to existing stores, systems enhancements, store opening, and leasehold improvements to office space.
FINANCING ACTIVITIES
($ in thousands)
During the three months ended March 31, 2013, net cash used for financing activities was $9,832, which consisted of the repurchase of shares of common stock for $11,141 (see Note N to the Condensed Consolidated Financial Statements), offset by proceeds from the exercise of stock options of $651 and the tax benefit from the exercise of stock options of $658.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of March 31, 2013 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	2018 and after
Operating lease obligations	$196,989	$21,756	$55,243	$49,323	$70,667
Purchase obligations	236,895	236,895	—	—	—
Contingent payment liabilities	46,810	14,409	19,239	13,162	—
Other long-term liabilities (future minimum royalty payments)	5,791	2,889	2,602	300	—
Total	$486,485	$275,949	$77,084	$62,785	$70,667

At March 31, 2013, we had open letters of credit for the purchase of inventory of approximately $1,872.
As previously reported, on January 3, 2012, the employment agreement of the Company's Creative and Design Chief, Steven Madden, was amended to provide Mr. Madden with a base annual salary of $4,000 in 2013, approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. As described in Note P to the Condensed Consolidated Financial Statements, in 2012, Mr. Madden also received two restricted stock awards pursuant to his amended employment agreement. The employment agreement further entitles Mr. Madden to an annual life insurance premium payment, an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria, as well as the opportunity for discretionary cash bonuses. The terms of an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden were amended in connection with the amendment of the employment agreement, as described in Note F to the Condensed Consolidated Financial Statements. The amended terms included the elimination of further interest accumulation on the loan. The outstanding principal and the accrued interest has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,163 during the remaining nine months of 2013, $1,887 in 2014 and $638 in 2015. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of SM Canada on February 21, 2012, we are subject to potential earn-out payments to the seller of SM Canada based on the annual performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. In connection with our acquisition of Cejon on May 25, 2011, we are subject to potential earn-out payments to the seller of Cejon based on the annual performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The first such payment was made in the third quarter of 2012. In connection with our acquisition of Big Buddha, Inc., which closed in the first fiscal quarter of 2010, we are subject to one final potential earn-out payment to the seller based on the performance of Big Buddha for the twelve month period ended on March 31, 2013, which is expected to be made in the second quarter of 2013.
Virtually all of our products are manufactured at overseas locations, the majority of which are located in China, with a small and growing percentage located in Mexico in addition to smaller amounts produced in Brazil, The Philippines, The Netherlands and India. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 99% of our purchases in U.S. dollars.
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
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Our estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our

Condensed Consolidated Financial Statements: allowance for bad debts, returns, and customer chargebacks; inventory valuation; valuation of intangible assets, litigation reserves, and contingent payment liabilities.
Allowances for bad debts, returns and customer chargebacks. We provide reserves against our trade accounts receivables for future customer chargebacks, co-op advertising allowances, discounts, returns and other miscellaneous deductions that relate to the current period. The reserve against our non-factored trade receivables also includes estimated losses that may result from customers' inability to pay. The amount of the reserve for bad debts, returns, discounts and compliance chargebacks are determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. We evaluate anticipated customer markdowns and advertising chargebacks by reviewing several performance indicators for our major customers. These performance indicators (which include inventory levels at the retail floors, sell through rates and gross margin levels) are analyzed by management to estimate the amount of the anticipated customer allowance. Failure to correctly estimate the amount of the reserve could materially impact our results of operations and financial position.
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
Litigation reserves. Estimated amounts for litigation claims that are probable and can be reasonably estimated are recorded as liabilities in our Condensed Consolidated Financial Statements. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable events of a particular litigation. As additional information becomes available, management will assess the potential liability related to the pending litigation and revise its estimates. Such revisions in management's estimates of a contingent liability could materially impact our results of operation and financial position.
Contingent payment liabilities. Since February 2010, the Company has completed four acquisitions, three of which continue to require the Company to potentially make contingent payments to the sellers based on the future financial performance of the acquired businesses over a period of one to five years, as applicable. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of the acquired business. Failure to correctly project the financial results of the acquired businesses could materially impact our results of operations and financial position.
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
As of March 31, 2013, we held marketable securities valued at $123,209, which consist primarily of corporate bonds and marketable equity securities. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 and in Note O to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as in Note T to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  The following discussion is limited to recent developments concerning certain of our legal proceedings and should be read in conjunction with our earlier SEC reports.  Unless otherwise indicated, all proceedings discussed in earlier reports, which are not indicated therein as having been dismissed remain outstanding as of March 31, 2013.

As previously disclosed, on July 19, 2011, an individual purporting to act on behalf of a class of similarly situated individuals commenced a civil action in the United States District Court for the Central District of California, Samantha Ellison, individually and on behalf of a class of similarly situated individuals v. Steven Madden, Ltd., No. CV11-05935 (the “Ellison Action”) asserting that the Company made unsolicited commercial text calls to wireless telephone numbers of the class members in violation of the Telephone Consumers Protection Act (the "TCPA") and seeking, on behalf of the class, an injunction requiring the Company to cease all wireless text messages without prior written consent as required by the TCPA, as well as the recovery of statutory damages to the class members together with costs and reasonable attorneys' fees. The Company responded by challenging the suit on several grounds. Settlement discussions resulted in a settlement being reached on July 30, 2012, subject to final court approval, for an aggregate gross settlement fund amount of $10,000, including all settlement costs and administration fees, as well as fees recoverable by class counsel. On September 25, 2012, the court certified the class for settlement purposes only and approved the settlement on a preliminary basis. Following a fairness hearing, on May 7, 2013, the court entered an order granting final approval of the settlement and dismissing the Ellison Action on the merits and with prejudice. The court further authorized the claims administrator to pay from the $10,000 settlement fund $1,250 in attorneys' fees and $140 in costs to class counsel, $459 in fees to the claims administrator and $10 as a class representative enhancement award to Samantha Ellison. As the final settlement calls for the reversion of all monies not paid to class claimants, it is possible that the actual settlement amount paid by the Company will be substantially less than $10,000. In addition, the Company's insurance coverage will cover a portion of the settlement at the rate of 45% of the initial settlement payment of $5,000 and 30% of amounts over and above the initial settlement payment. Based on the final settlement and applying the insurance coverage as applicable, the maximum exposure to the Company is approximately $6,250; however, in light of historical "take rates" in cases of this type, the Company's counsel estimates that the actual liability to the Company will likely be $2,500 or less. Accordingly, the Company recorded a liability in the amount of $2,500 in the second quarter of 2012 and paid this amount in 2012 pursuant to the settlement agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended March 31, 2013, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the Share Repurchase Program. See also Note N to the Condensed Consolidated Financial Statements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/13 - 1/31/13	—	$—	—	$47,090
2/1/13 - 2/28/13	—	—	—	47,090
3/1/13 - 3/31/13	252,214	$44.17	252,214	$35,949
Total	252,214	44.17	252,214	35,949

ITEM 6. EXHIBITS

10.1
Employment Agreement dated January 2, 2013 between the Company and Robert Schmertz (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2013).

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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

DATE: May 10, 2013

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

Exhibit Index

10.1
Employment Agreement dated January 2, 2013 between the Company and Robert Schmertz (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2013).

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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