Form 10-Q
period 2013-06-30
STEVEN MADDEN, LTD.
filed 2013-08-08
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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
Yes  ☐   No ☒

As of August 7, 2013, the latest practicable date, there were 46,099,376 shares of the registrant’s common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
June 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2013	December 31, 2012	June 30, 2012
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167,676	$168,777	$80,717
Accounts receivable, net of allowances of $3,103, $4,581 and $5,342	95,996	75,545	89,706
Due from factor, net of allowances of $10,945, $17,856 and $11,609	92,291	92,156	97,649
Inventories	91,307	63,683	90,999
Marketable securities – available for sale	22,193	16,285	11,011
Prepaid expenses and other current assets	20,210	13,404	18,931
Prepaid taxes	—	331	—
Deferred taxes	10,999	11,073	9,691
Total current assets	500,672	441,254	398,704
Notes receivable	3,085	3,085	7,714
Note receivable – related party	3,600	3,581	3,541
Property and equipment, net	50,504	45,285	37,929
Deposits and other	2,311	2,305	2,176
Marketable securities – available for sale	100,260	81,202	98,076
Goodwill – net	96,497	91,559	91,559
Intangibles – net	131,812	135,768	137,321
Total Assets	$888,741	$804,039	$777,020
LIABILITIES
Current liabilities:
Accounts payable	$105,000	$83,427	$118,286
Accrued expenses	56,292	31,782	43,300
Income taxes payable	6,922	—	—
Contingent payment liability – current portion	18,914	11,551	22,731
Accrued incentive compensation	3,316	7,718	3,489
Total current liabilities	190,444	134,478	187,806
Contingent payment liability	27,896	30,409	39,999
Deferred rent	8,653	7,521	6,953
Deferred taxes	3,141	5,117	2,062
Other liabilities	114	114	131
Total Liabilities	230,248	177,639	236,951
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 55,167, 54,530 and 52,931 shares issued, 46,056, 46,127 and 44,528 shares outstanding	6	5	5
Additional paid-in capital	235,827	217,638	202,468
Retained earnings	592,393	540,037	469,178
Other comprehensive income	(4,926)	1,443	1,031
Treasury stock – 9,111, 8,403, and 8,403 shares at cost	(165,306)	(132,543)	(132,543)
Total Steven Madden, Ltd. stockholders’ equity	657,994	626,580	540,139
Noncontrolling interests	499	(180)	(70)
Total stockholders’ equity	658,493	626,400	540,069
Total Liabilities and Stockholders’ Equity	$888,741	$804,039	$777,020

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$297,634	$288,692	$576,550	$554,662
Cost of sales	187,056	184,438	363,375	354,315
Gross profit	110,578	104,254	213,175	200,347

Commission and licensing fee income – net	3,699	4,252	8,066	8,725
Operating expenses	(68,666)	(66,702)	(139,193)	(131,909)
Impairment of note receivable and provision for litigation	—	(4,310)	—	(4,310)
Income from operations	45,611	37,494	82,048	72,853
Interest and other income – net	992	1,663	1,907	2,133
Income before provision for income taxes	46,603	39,157	83,955	74,986
Provision for income taxes	17,100	12,269	30,920	26,171
Net income	29,503	26,888	53,035	48,815
Net income (loss) attributable to noncontrolling interests	547	(11)	679	48
Net income attributable to Steven Madden, Ltd.	$28,956	$26,899	$52,356	$48,767

Basic net income per share	$0.67	$0.63	$1.20	$1.14

Diluted net income per share	$0.65	$0.61	$1.17	$1.11

Basic weighted average common shares outstanding	43,414	42,980	43,449	42,837
Effect of dilutive securities – options/restricted stock	1,357	963	1,332	1,075
Diluted weighted average common shares outstanding	44,771	43,943	44,781	43,912

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$29,503	$26,888	$53,035	$48,815
Other comprehensive (loss) income (net of tax):
Foreign currency translation adjustment	(1,970)	(81)	(3,400)	(93)
Cash flow hedges:
(Loss) gain on foreign currency cash flow hedging derivatives	(835)	—	237	—
Unrealized (loss) gain on marketable securities	(2,978)	(162)	(3,206)	446

Total other comprehensive (loss) income (net of tax)	(5,783)	(243)	(6,369)	353

Comprehensive income	23,720	26,645	46,666	49,168
Comprehensive income (loss) attributable to noncontrolling interests	547	(11)	679	48

Comprehensive income attributable to Steven Madden, Ltd.	$23,173	$26,656	$45,987	$49,120

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$53,035	$48,815
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from the exercise of options	(3,678)	(3,243)
Depreciation and amortization	6,601	6,102
Loss on disposal of fixed assets	914	176
Impairment of note receivable	—	1,810
Deferred taxes	622	—
Stock-based compensation	10,322	7,950
Accrued interest on note receivable – related party	(19)	549
Deferred rent expense	1,132	1,018
Realized gain on sale of marketable securities	127	(715)
Changes in:
Accounts receivable, net of allowances	(20,451)	4,195
Due from factor, net of allowances	(135)	(35,632)
Inventories	(27,624)	(29,135)
Prepaid expenses, deposits and other assets	2,594	(2,514)
Accounts payable and other accrued expenses	41,725	43,681
Net cash provided by operating activities	65,165	43,057

Cash flows from investing activities:
Purchases of property and equipment	(10,659)	(8,030)
Purchases of marketable securities	(46,428)	(42,729)
Advance to seller of SM Canada	—	(3,085)
Payment of contingent liability	—	(2,367)
Sale of marketable securities	15,717	12,215
Acquisitions, net of cash acquired	—	(29,367)
Net cash used for investing activities	(41,370)	(73,363)

Cash flows from financing activities:
Common stock share repurchases for treasury	(32,763)	—
Proceeds from exercise of stock options	4,189	4,950
Tax benefit from the exercise of stock options	3,678	3,243
Net cash (used for)/provided by financing activities	(24,896)	8,193
Net decrease in cash and cash equivalents	(1,101)	(22,113)
Cash and cash equivalents – beginning of period	168,777	102,830
Cash and cash equivalents – end of period	$167,676	$80,717
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2013
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of its operations for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2012 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 1, 2013.
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
June 30, 2013
($ in thousands except share and per share data)

Note D – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30 million credit facility with a $15 million sub-limit for letters of credit at an interest rate based, at the Company’s election, upon either the prime rate or LIBOR. The Company also pays a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.25% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations.
Note E – Notes Receivable
As of June 30, 2013 and December 31, 2012, Notes Receivable were comprised of the following:

	June 30, 2013	December 31, 2012
Note receivable from seller of SM Canada (see Note Q)	$3,085	$3,085
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
Note F – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of options that were due to expire and retain the underlying Company common stock, which he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and extend the maturity date to June 30, 2015 at which time all principal and accrued interest would become due. On January 3, 2012, in connection with an amendment of Mr. Madden’s employment

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2013
($ in thousands except share and per share data)

Note F – Note Receivable – Related Party (continued)
contract, the note was again amended and restated (the “Third Amended and Restated Note”) to extend the maturity date to December 31, 2023 and eliminate accrual of interest after December 31, 2011. In addition, the Third Amended and Restated Note provides that, commencing on December 31, 2014 and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company provided that Mr. Madden continues to be employed by the Company on each such December 31. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Condensed Consolidated Financial Statements. Due to the three-for-two stock split effected on May 3, 2010, the number of shares securing the loan increased from 510,000 shares to 765,000 shares. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest 555,000 shares of the Company’s common stock, retaining 210,000 shares with a total market value on that date of $6,798, as collateral for the loan. Subsequently, pursuant to the three-for-two stock split effected on May 31, 2011, the number of shares securing the repayment of the loan has increased from 210,000 shares to 315,000 shares. On June 30, 2013, the total market value of these shares was $15,240. Pursuant to the elimination of further interest accumulation under the Third Amended and Restated Note, the outstanding principal and the accrued interest has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
Note G – Marketable Securities
Marketable securities consist primarily of corporate bonds and certificates of deposit with maturities greater than three months and up to ten years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three and six months ended June 30, 2013, the amortization of bond premiums totals $173 and $360, respectively, compared to $279 and $529 for the comparable periods in 2012. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk.
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

The Company’s financial assets and liabilities subject to fair value measurements as of June 30, 2013 and December 31, 2012 are as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2013
($ in thousands except share and per share data)

Note H – Fair Value Measurement (continued)

		June 30, 2013
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,508	$6,508	$—	$—
Current marketable securities – available for sale	22,193	22,193	—	—
Note receivable – related party	3,600	—	—	3,600
Forward contracts	448	—	448	—
Note receivable from seller of SM Canada	3,085	—	—	3,085
Long-term marketable securities – available for sale	100,260	100,260	—	—
Total assets	$136,094	$128,961	$448	$6,685
Liabilities:
Contingent consideration	$46,810	—	—	$46,810
Total liabilities	$46,810	—	—	$46,810

		December 31, 2012
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,707	$5,707	$—	$—
Current marketable securities – available for sale	16,285	16,285	—	—
Note receivable – related party	3,581	—	—	3,581
Forward contracts	161	—	161	—
Note receivable from seller of SM Canada	3,085	—	—	3,085
Long-term marketable securities – available for sale	81,202	81,202	—	—
Total assets	$110,021	$103,194	$161	$6,666
Liabilities:
Contingent consideration	$41,960	—	—	$41,960
Total liabilities	$41,960	—	—	$41,960

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
June 30, 2013
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

The Company recorded a liability for contingent consideration as a result of the February 10, 2010 acquisition of Big Buddha, Inc. The final contingent consideration will be payable to the seller of Big Buddha based on the financial performance of Big Buddha for the twelve-month period ended March 31, 2013. The final payment is expected to be made during the third quarter of 2013.

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

The Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery, women's fashion apparel, jewelry, watches and luggage. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission and a design fee on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2013
($ in thousands except share and per share data)

Note J – Revenue Recognition (continued)

sales reported by the licensees, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.
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
Note N – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004, originally providing for share repurchases in the aggregate amount of $20,000. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. On June 18, 2013, the Board of Directors approved a continuation of the Share Repurchase Program for an additional $125,000 in repurchases of the Company's common stock. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the six months ended June 30, 2013, an aggregate of 707,830 shares of the Company's common stock was repurchased under the program, at an average price per share of $46.29, for an aggregate purchase price of approximately $32,763. As of June 30, 2013, approximately $139,327 remained available for future repurchases under the Share Repurchase Program.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2013
($ in thousands except share and per share data)

Note O – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 2,875,000 shares for the three and six months ended June 30, 2013, and 1,425,000 and 1,204,000 shares for the three and six months ended June 30, 2012, respectively. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three and six months ended June 30, 2013 options to purchase approximately 11,000 and 40,000 shares of common stock, respectively, have been excluded in the calculation of diluted income per share as compared to 77,000 and 85,000 shares that were excluded for the three and six months ended June 30, 2012, as the result would have been antidilutive. For the three and six months ended June 30, 2013 and 2012, all unvested restricted stock awards were dilutive.
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

Common stock authorized	15,644,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(12,013,000)

Common stock available for grant of stock-based awards as of June 30, 2013	3,631,000

Total equity-based compensation for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Restricted stock	$3,836	$2,407	$7,451	$4,858
Stock options	1,335	1,536	2,871	3,092
Total	$5,171	$3,943	$10,322	$7,950

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2013
($ in thousands except share and per share data)

Note P – Stock-Based Compensation (continued)

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from stock options exercised	$3,538	$1,478	$4,189	$4,950
Intrinsic value of stock options exercised	$8,711	$2,963	$9,439	$8,232

During the three and six months ended June 30, 2013, options to purchase approximately 439,894 shares of common stock with a weighted average exercise price of $14.80 and options to purchase approximately 604,664 shares of common stock with a weighted average exercise price of $18.35 vested, respectively. During the three and six months ended June 30, 2012, options to purchase approximately 456,000 shares of common stock with a weighted average exercise price of $14.75 and options to purchase approximately 680,000 shares of common stock with a weighted average exercise price of $17.55 vested, respectively. As of June 30, 2013, there were unvested options relating to 882,290 shares of common stock outstanding with a total of $9,073 of unrecognized compensation cost and an average vesting period of 2.72 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted during the six months ended June 30, 2013 and 2012:

	2013	2012
Volatility	36.9% to 44.8%	41.1% to 47.4%
Risk free interest rate	0.37% to 0.76%	0.48% to 0.87%
Expected life in years	4.1 to 5.1	3.1 to 4.6
Dividend yield	0.00%	0.00%
Weighted average fair value	$14.44	$14.03

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2013
($ in thousands except share and per share data)

Note P – Stock-Based Compensation (continued)

Activity relating to stock options granted under the Company’s plans and outside the plans during the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,269,000	$20.57
Granted	346,500	44.02
Exercised	(284,000)	14.73
Cancelled/Forfeited	(25,000)	29.99
Outstanding at June 30, 2013	2,306,500	$24.77	4.8 years	$54,625
Exercisable at June 30, 2013	1,431,000	$18.78	4.0 years	$42,360

Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2013 and 2012:

	2013		2012
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1	2,889,000	$34.74	671,000	$25.44
Granted	273,500	43.32	1,140,000	41.13
Vested	(211,000)	37.10	(169,000)	24.80
Forfeited	(16,000)	30.81	—	—
Non-vested at June 30	2,935,500	$36.77	1,642,000	$36.40

As of June 30, 2013, the Company had $94,517 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 8.99 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

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

Note Q – Acquisitions

Steve Madden Canada

On February 21, 2012, the Company purchased all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, “SM Canada”), the Company’s sole distributor in Canada since 1994, comprising SM Canada’s footwear, handbags and accessories wholesale and retail businesses. The transaction was completed for

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2013
($ in thousands except share and per share data)

Note Q – Acquisitions (continued)

consideration of approximately $29,367 plus potential earn-out payments of up to a maximum of $38,000 Canadian dollars (approximately $37,327 U.S. dollars), in the aggregate, based on achievement of certain earnings targets for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. As of June 30, 2013, the Company estimates the fair value of the contingent consideration to be $25,294.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2013
($ in thousands except share and per share data)

Note R – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of June 30, 2013:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2013	$36,390	$49,324	$5,845	$91,559
Purchase accounting adjustment	1,686	—	3,496	5,182
Translation and other	(188)	—	(56)	(244)
Balance at June 30, 2013	$37,888	$49,324	$9,285	$96,497
The following table details identifiable intangible assets as of June 30, 2013:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Net Carrying Amount
Trade names	6–10 years	$4,590	$1,839	$2,751
Customer relationships	10 years	27,339	9,092	18,247
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	2,440	1,684	756
Other	3 years	14	14	—
		39,983	18,229	21,754
Re-acquired right	indefinite	35,200	2,030	33,170
Trade names	indefinite	76,888	—	76,888
		$152,071	$20,259	$131,812
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar in relation to the U.S. dollar.

The estimated future amortization expense of purchased intangibles as of June 30, 2013 is as follows:

2013 (remaining six months)	$1,665
2014	3,263
2015	3,081
2016	2,777
2017	2,537
Thereafter	8,431
$21,754

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2013
($ in thousands except share and per share data)

Note S – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory from Mexico and are designated as cash flow hedging instruments. As of June 30, 2013, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in prepaid expenses and other current assets, is $448. As of June 30, 2013, $324 of gains related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of June 30, 2013, none of the Company's hedging activities were considered ineffective and, thus, no ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of Income.

Note T – Commitments, Contingencies and Other
Legal proceedings:

As previously disclosed, on February 2, 2012, two individuals purporting to be stockholders of the Company commenced separate civil actions in the Supreme Court of New York, Queens County, Mark Ioffe, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd. v. Steven Madden, et. al, No. 700188-2012 (the “Ioffe Action”) and Catherine L. Phillips, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd. v. Steven Madden, et. al, No. 700189-2012 (together with the Ioffe Action, the “Actions”). The Actions asserted derivative claims challenging the decision of the Company's Board of Directors in January 2012 to amend Steven Madden's employment agreement dated July 15, 2005, and amended as of December 14, 2009 and to amend the promissory note setting forth Mr. Madden's obligations in respect of a loan made by the Company to Mr. Madden in 2007 and amended in 2009 and claimed, among other things, that the Board violated its duties of loyalty and good faith by approving the amendments. The Actions also asserted claims of unjust enrichment against Mr. Madden. The Company and the other defendants filed a motion for dismissal of the Actions, which was granted by the court on September 13, 2012. The plaintiffs did not file a notice of appeal with respect to the dismissal of the Actions and the time period for filing an appeal expired.

On or about May 17, 2013, a law firm purporting to represent Mark Ioffe served a demand letter on the Company's Board of Directors (the “Demand Letter”). The allegations in the Demand Letter are substantively the same as the claims made in the Actions in which the Court entered a judgment of dismissal. The Demand Letter provides that should the Board of Directors fail to take the actions demanded within a reasonable period of time or refuse to take such actions, Mr. Ioffe would commence a shareholder derivative action on behalf of the Company. In response to the Demand Letter, the Board of Directors has formed a special committee consisting of Board members, Richard P. Randall, Peter Migliorini and Ravi Sachdev, to, among other things, investigate and evaluate the various demands, allegations and requests for action contained in the Demand Letter. The special committee is currently conducting an investigation into the matters raised in the Demand Letter and has retained independent counsel to assist and advise it in connection with its investigation and evaluation.

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

Note U – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass-market merchants and specialty stores, derives revenue, both domestically and worldwide through our International business, from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide through our International business, from sales to department stores, mid-tier retailers, mass-market merchants and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from Canada and, under special distribution arrangements, from

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2013
($ in thousands except share and per share data)

Note U – Operating Segment Information (continued)

Asia, Europe, the Middle East, Mexico, Australia, India, South Africa and South America. The Retail segment, through the operation of Company-owned retail stores in the United States and Canada and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. The Company's Licensing segment generates revenue by licensing its Steve Madden® and Steven by Steve Madden® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women's fashion apparel, jewelry, watches and luggage. In addition, this segment licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2013
($ in thousands except share and per share data)

Note U – Operating Segment Information (continued)

As of and three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Corporate	Consolidated
June 30, 2013
Net sales to external customers	$199,198	$52,224	$251,422	$46,212				$297,634
Gross profit	60,989	19,667	80,656	29,922				110,578
Commissions and licensing fees – net	—	—	—	—	$1,888	$1,811		3,699
Income from operations	27,044	9,394	36,438	5,474	1,888	1,811		45,611
Segment assets	$538,987	$165,570	704,557	110,196	73,988	—		888,741
Capital expenditures			$2,895	$3,538	$—	$—		$6,433
June 30, 2012
Net sales to external customers	$198,694	$49,439	$248,133	$40,559				$288,692
Gross profit	59,448	18,955	78,403	25,851				104,254
Commissions and licensing fees – net	—	—	—	—	$2,412	$1,840		4,252
Income from operations	24,692	8,558	33,250	4,302	2,412	1,840	(4,310)	37,494
Segment assets	$487,029	$156,740	643,769	81,682	51,569	—		777,020
Capital expenditures			$1,152	$3,608	$—	$—		$4,760

As of and six months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Corporate	Consolidated
June 30, 2013:
Net sales to external customers	$388,379	$96,905	$485,284	$91,266				$576,550
Gross profit (a)	118,851	37,236	156,087	57,089				213,175
Commissions and licensing fees – net (a)	—	—	—	—	$4,170	$3,895		8,066
Income from operations (a)	49,626	16,886	66,512	7,473	4,170	3,895		82,048
Segment assets	$538,987	$165,570	704,557	110,196	73,988	—		888,741
Capital expenditures			$3,822	$6,837	$—	$—		$10,659
June 30, 2012:
Net sales to external customers	$390,194	$86,882	$477,076	$77,586				$554,662
Gross profit	118,176	34,085	152,261	48,086				200,347
Commissions and licensing fees – net	—	—	—	—	$4,740	$3,985		8,725
Income from operations	48,180	13,825	62,005	6,433	4,740	3,985	(4,310)	72,853
Segment assets	$487,029	$156,740	643,769	81,682	51,569	—		777,020
Capital expenditures			$2,133	$5,897	$—	$—		$8,030

(a) Does not sum do to rounding.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2013
($ in thousands except share and per share data)

Note U – Operating Segment Information (continued)

Revenues by geographic area for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Domestic	$264,817	$267,658	$517,254	$519,303
International	32,817	21,034	59,296	35,359
Total	$297,634	$288,692	$576,550	$554,662

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
All references in this Quarterly Report to "we," "our," "us" and the "Company," refer to Steven Madden, Ltd. and its subsidiaries unless the context indicates otherwise.
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

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags and accessories. We also license our trademarks for use in connection with the manufacture, marketing and sale of various products to our business partners. Our products are marketed through our retail stores and our e-commerce websites, as well as better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass market merchants and catalog retailers throughout the United States and Canada. In addition, we have special distribution arrangements for the marketing of our products in Asia, Europe, the Middle East, Mexico, Australia, South Africa, South America and India. We offer a broad range of updated styles designed to establish or complement and capitalize on market trends. We have established a reputation for design creativity and our ability to offer quality products in popular styles at affordable prices, delivered in an efficient manner and time frame.
During the second quarter of 2013, we continued our trend of positive sales and earnings growth. Net sales for the quarter ended June 30, 2013 increased 3.1% to $297,634 from $288,692 in the same period of last year. Net income attributable to Steven Madden, Ltd. increased 7.6% to $28,956 in the second quarter of 2013 compared to $26,899 in the same period of last year. The effective tax rate for the second quarter of 2013 increased to 37.1% compared to 31.3% in the second quarter of last year due primarily to a change in the estimated annual effective tax rate in the second quarter of 2012 related to a portion of earnings from the Company's foreign operations that have been invested indefinitely. Diluted earnings per share increased to $0.65 per share on 44,771 diluted weighted average shares outstanding compared to $0.61 per share on 43,943 diluted weighted average shares outstanding in the second quarter of last year.
Our inventory turnover (calculated on a trailing twelve month average) for both the quarter ended June 30, 2013 and 2012 was 10.5 times. Our accounts receivable average collection days was 66 days in the second quarter of 2013 compared to 67 days in the same period of 2012. As of June 30, 2013, we had $290,129 in cash, cash equivalents and marketable securities, no short or long-term debt and total stockholders’ equity of $658,493. Working capital increased to $310,228 as of June 30, 2013, compared to $210,898 on June 30, 2012.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended
June 30,
($ in thousands)

	2013		2012
CONSOLIDATED:
Net sales	$297,634	100.0%	$288,692	100.0%
Cost of sales	187,056	62.8%	184,438	63.9%
Gross profit	110,578	37.2%	104,254	36.1%
Other operating income – net of expenses	3,699	1.2%	4,252	1.5%
Operating expenses	68,666	23.1%	66,702	23.1%
Impairment of note receivable and provision for litigation	—	—%	4,310	1.5%
Income from operations	45,611	15.3%	37,494	13.0%
Interest and other income – net	992	0.3%	1,663	0.6%
Income before income taxes	46,603	15.7%	39,157	13.6%
Net income attributable to Steven Madden, Ltd.	28,956	9.7%	26,899	9.3%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$199,198	100.0%	$198,694	100.0%
Cost of sales	138,209	69.4%	139,246	70.1%
Gross profit	60,989	30.6%	59,448	29.9%
Operating expenses	33,946	17.0%	34,756	17.5%
Income from operations	27,044	13.6%	24,692	12.4%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$52,224	100.0%	$49,439	100.0%
Cost of sales	32,557	62.3%	30,484	61.7%
Gross profit	19,667	37.7%	18,955	38.3%
Operating expenses	10,273	19.7%	10,397	21.0%
Income from operations	9,394	18.0%	8,558	17.3%

RETAIL SEGMENT:
Net sales	$46,212	100.0%	$40,559	100.0%
Cost of sales	16,290	35.3%	14,708	36.3%
Gross profit	29,922	64.7%	25,851	63.7%
Operating expenses	24,448	52.9%	21,549	53.1%
Income from operations	5,474	11.8%	4,302	10.6%
Number of stores	113		96

FIRST COST SEGMENT:
Other commission income – net of expenses	$1,888	100.0%	$2,412	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$1,811	100.0%	$1,840	100.0%

Six Months Ended
June 30,
($ in thousands)

	2013		2012
CONSOLIDATED:
Net sales	$576,550	100.0%	$554,662	100.0%
Cost of sales	363,375	63.0%	354,315	63.9%
Gross profit	213,175	37.0%	200,347	36.1%
Other operating income – net of expenses	8,066	1.4%	8,725	1.6%
Operating expenses	139,193	24.1%	131,909	23.8%
Impairment of note receivable and provision for litigation	—	—%	4,310	1.5%
Income from operations	82,048	14.2%	72,853	13.1%
Interest and other income – net	1,907	0.3%	2,133	0.4%
Income before income taxes	83,955	14.6%	74,986	13.5%
Net income attributable to Steven Madden, Ltd.	52,356	9.1%	48,767	8.8%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$388,379	100.0%	$390,194	100.0%
Cost of sales	269,528	69.4%	272,018	69.7%
Gross profit	118,851	30.6%	118,176	30.3%
Operating expenses	69,225	17.8%	69,996	17.9%
Income from operations	49,626	12.8%	48,180	12.3%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$96,905	100.0%	$86,882	100.0%
Cost of sales	59,669	61.6%	52,797	60.8%
Gross profit	37,236	38.4%	34,085	39.2%
Operating expenses	20,350	21.0%	20,260	23.3%
Income from operations	16,886	17.4%	13,825	15.9%

RETAIL SEGMENT:
Net sales	$91,266	100.0%	$77,586	100.0%
Cost of sales	34,177	37.4%	29,500	38.0%
Gross profit	57,089	62.6%	48,086	62.0%
Operating expenses	49,616	54.4%	41,653	53.7%
Income from operations	7,473	8.2%	6,433	8.3%
Number of stores	113		96

FIRST COST SEGMENT:
Other commission income – net of expenses	$4,170	100.0%	$4,740	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$3,895	100.0%	$3,985	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Consolidated:
Net sales for the three months ended June 30, 2013 increased 3.1% to $297,634 compared to $288,692 in the same period of last year. Gross margin improved to 37.2% from 36.1% resulting from margin expansion in both the Wholesale Footwear and Retail segments of our business. Operating expenses increased in the second quarter of this year to $68,666 from $66,702 in the second quarter of last year primarily due to an increase in the number of retail stores. Operating expenses as a percentage of sales remained flat at 23.1% for the second quarter of 2013 and 2012, respectively. In the second quarter of 2012, we recorded charges of $2,500 for a class action lawsuit related to unauthorized text messaging and $1,810 for impairment of a note receivable due from our former licensee, Betsey Johnson LLC, for Betsey Johnson® retail footwear and apparel. Commission and licensing fee income for the second quarter of 2013 decreased to $3,699 compared to $4,252 achieved in the second quarter of 2012. The effective tax rate for the the second quarter or 2013 increased to 37.1% compared to 31.3%, due primarily to a tax benefit received in the second quarter of 2012 of $2,800 related to the year-to-date impact of a portion of our earnings from our foreign operations that have been reinvested indefinitely. Net income attributable to Steven Madden, Ltd. for the second quarter of 2013 increased to $28,956 compared to net income for the second quarter of 2012 of $26,899. Net income for the second quarter 2012 included the aforementioned charges related to a class action lawsuit and note receivable impairment.
Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $199,198, or 67%, and $198,694, or 69%, of our total net sales for the second quarter of 2013 and 2012, respectively, which represents a $504, or 0.3%, increase. Growth in the Adesso Madden private label business of $16,175, or 63%, was offset by a $7,263, or 13.3%, decrease in our Topline business resulting from the loss of two private label customers that compete with Steve Madden and elected not to go forward with Topline, as well as the discontinuation of the Big Buddha footwear business which had sales in the second quarter of 2012 of $2,343.

Gross profit margin in the Wholesale Footwear segment was 30.6% for the second quarter of 2013 and 29.9% for the second quarter of 2012 reflecting a higher gross margin achieved on Steve Madden Women's business resulting from lower markdowns. Operating expenses decreased to $33,946 in the second quarter of 2013 from $34,756 in the same period of last year. As a percentage of net sales, operating expenses were 17.0% in the second quarter of 2013 compared to 17.5% in the same period of 2012, which decreased due to focused expense control. Income from operations for the Wholesale Footwear segment increased to $27,044 for the quarter ended June 30, 2013 compared to $24,692 for the same period of last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $52,224, or 17.5%, and $49,439, or 17.1%, of total net sales for the Company in the second quarters of 2013 and 2012, respectively. This 5.6% increase in net sales in the second quarter of 2013 was attributed to continued growth in sales of Steve Madden® and Betsey Johnson® handbags and private label handbags, compared to the comparable period in 2012.
Gross profit margin in the Wholesale Accessories segment decreased to 37.7% in the second quarter of this year from 38.3% in the same period in 2012, primarily due to sales increases to to mid-tier retailers, which sales generate lower margins. In the second quarter of 2013, operating expenses decreased to $10,273 compared to $10,397 in the same period of last year. As a percentage of net sales, operating expenses improved to 19.7% in the second quarter of 2013 from 21.0% in the same period of 2012, reflecting leverage from sales increase. Income from operations for the Wholesale Accessories segment increased 9.8% to $9,394 for the second quarter of 2013 compared to $8,558 for the same period of last year.

Retail Segment:
In the second quarter of 2013, net sales from the Retail segment accounted for $46,212, or 15.5%, of our total net sales compared to $40,559, or 14%, of our total net sales in the same period last year, which represents a $5,653, or 13.9%, increase. This increase in net sales reflects the addition of retail stores since the second quarter of 2012 and an increase in comparable store sales. We opened seventeen new stores, including a Betsey Johnson® online store during the twelve months ended June 30, 2013. As a result, we had 113 retail stores as of June 30, 2013 compared to 96 stores as of June 30, 2012, in each case including our e-commerce stores. The 113 stores currently in operation include 94 Steve Madden® stores, 12 Steve Madden® outlet stores, 2 Steven® stores, 1 Report® store, 1 Superga store and 3 e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the second quarter of 2013 and 2012) increased 2.5% in the second quarter of this year. In the second quarter of 2013, gross margin increased to 64.7% from 63.7% in the same period of 2012, primarily due to fewer markdowns. In the second quarter of 2013, operating expenses increased to $24,448, or 52.9%, of net sales compared to $21,549, or 53.1%, of net sales, in the second quarter of last year, due to the sales increase. Income from operations for the Retail segment increased to $5,474 in the second quarter of this year from $4,302 in the same period of last year.

First Cost Segment:
The First Cost segment net commission income and design fees decreased to $1,888 for the second quarter of 2013 compared to $2,412 for the comparable period of 2012. This decrease was due to less business with Kohl's and the loss of Bakers' business due to bankruptcy (see Note E to the Condensed Consolidated Financial Statements contained in this Quarterly Report).

Licensing Segment:
Net licensing income was relatively consistent at $1,811 and $1,840 for the second quarter ended June 30, 2013 and 2012, respectively.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Consolidated:
Net sales for the six months ended June 30, 2013 increased 3.9% to $576,550 compared to $554,662 in the same period of last year. Gross margin improved to 37.0% from 36.1% as a result of margin expansion in both the Wholesale Footwear and Retail segments and a higher percentage of Retail segment sales which have higher margins, included in our sales mix. Operating expenses increased in the first six months of 2013 to $139,193 from $131,909 in the first six months of 2012. The increase in operating expenses was primarily due to an increase in the number of retail stores. As a percentage of sales operating expenses were 24.1% for the first six months of 2013 compared to 23.8% for the first six months of 2012. Commission and licensing fee income for the first six months of 2013 decreased to $8,066 compared to $8,725 achieved in the first six months of 2012. Net income attributable to Steven Madden, Ltd. for the first six months of 2013 increased to $52,356 compared to net income for the first six months of 2012 of $48,767.
Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $388,379, or 67%, and $390,194, or 70%, of our total net sales for the first six months of 2013 and 2012, respectively, which represents a $1,815, or 0.5%, decrease. The decrease in net sales was driven by a $21,163, or 18.3%, decrease in our Topline business primarily resulting from the loss of two private label customers that compete with Steve Madden and elected not to go forward with Topline and the discontinuation of the Big Buddha footwear business, partially offset by growth in our Adesso Madden private label business. Excluding net sales growth attributable to the February 21, 2012 acquisition of SM Canada, organic net sales decreased $5,698, or 1.5%, in the six months ended June 30, 2013 as compared to the same period in 2012.

Gross profit margin in the Wholesale Footwear segment was 30.6% for the first six months of 2013 and 30.3% for the first six months of 2012, driven by a higher gross margin achieved from our Steve Madden Women's business resulting from lower markdowns. Operating expenses decreased to $69,225 in the first six months of 2013 from $69,996 in the same period of last year. As a percentage of net sales, operating expenses were 17.8% in the first six months of 2013 compared to 17.9% in the same period of 2012. Income from operations for the Wholesale Footwear segment increased to $49,626 for the first six months of 2013 compared to $48,180 for the same period of last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $96,905, or 17%, and $86,882, or 16%, of total net sales for the Company in the first six months of 2013 and 2012, respectively. This 11.5% increase in net sales in the first six months of 2013 was attributed to continued growth in sales of Steve Madden® and Betsey Johnson® handbags, compared to the comparable period in 2012.
Gross profit margin in the Wholesale Accessories segment decreased to 38.4% in the first six months of 2013 from 39.2% in the same period last year, primarily due to an increase in sales to our mid-tier retailer customers, which sales generate lower margins. In the first six months of 2013, operating expenses of $20,350 were flat to the prior year amount of $20,260. As a percentage of net sales, operating expenses improved to 21.0% in the first six months of 2013 from 23.3% in the same period of 2012, reflecting leverage from sales increase. Income from operations for the Wholesale Accessories segment increased 22.1% to $16,886 for the first six months of 2013 compared to $13,825 for the same period of last year.

Retail Segment:
In the first six months of 2013, net sales from the Retail segment accounted for $91,266, or 15.8%, of our total net sales compared to $77,586, or 14%, of our total net sales in the same period last year, which represents a $13,680, or 17.6%, increase. This increase in net sales reflects the addition of retail stores since the second quarter of 2012, an increase in comparable store sales and the acquisition of SM Canada on February 21, 2012. Excluding sales attributable to the acquisition of SM Canada, organic net sales growth in the first six months of 2013 was $9,380, a 12.6%, increase over the same period in 2012. We opened seventeen new stores, including a Betsey Johnson® online store, during the twelve months ended June 30, 2013. As a result, we had 113 retail stores as of June 30, 2013 compared to 96 stores as of June 30, 2012, in each case including our e-commerce stores. The 113 stores currently in operation include 94 Steve Madden® stores, 12 Steve Madden® outlet stores, 2 Steven® stores, 1 Report® store, 1 Superga store and 3 e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first six months of 2013 and 2012 increased 3.2% in the first six months of this year. In the first six months of 2013, gross margin increased to 62.6% from 62.0% in the same period of 2012, primarily due to the impact of the new stores in Canada, which achieve higher gross profit margins than our stores located in the U.S. In the first six months of 2013, operating expenses increased to $49,616, or 54.4%, of net sales compared to $41,653, or 53.7%, of net sales, in the first six months of 2012 due to the write-off of fixed assets. Income from operations for the Retail segment increased to $7,473 in the first six months of this year from $6,433 in the same period of last year.

First Cost Segment:
The First Cost segment net commission income and design fees decreased to $4,170 for the first six months of 2013 compared to $4,740 for the comparable period of 2012. This decrease was due to less business with Kohl's and the loss of Bakers' business due to bankruptcy.

Licensing Segment:
Net licensing income was relatively consistent at $3,895 and $3,985 for the six months ended June 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days' prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of the aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30 million credit facility with a $15 million sub-limit for letters of credit at an interest rate based, at the Company’s election, upon either the prime rate or LIBOR. The Company also pays a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our First Cost segment and private label business, the fee is 0.14% of the gross invoice amount. For all other receivables, the fee is 0.25% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it. To the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations. As of June 30, 2013, we had no borrowing against the credit facility.
As of June 30, 2013, we had working capital of $310,228, cash and cash equivalents of $167,676, investments in marketable securities of $122,453 and no long-term debt.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $65,165 for the first six months of 2013 compared to cash provided by operations of $43,057 in the same period of last year. The primary sources of cash were net income of $53,035 and an increase in accounts payable and other accrued expenses of $41,725. The primary uses of cash were increases in inventory of $27,624 and increases in accounts receivable of $20,451.
INVESTING ACTIVITIES
($ in thousands)

During the six months ended June 30, 2013, we invested $46,428 in marketable securities and received $15,717 from the maturities and sales of marketable securities. We also made capital expenditures of $10,659, principally for improvements to existing stores, systems enhancements, new stores, and leasehold improvements to office space.
FINANCING ACTIVITIES
($ in thousands)
During the six months ended June 30, 2013, net cash used for financing activities was $24,896, which consisted of the repurchase of shares of common stock for an aggregate purchase price of approximately $32,763 (see Note N to the Condensed Consolidated Financial Statements contained in this Quarterly Report), offset by proceeds from the exercise of stock options of $4,189 and the tax benefit from the exercise of stock options of $3,678.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of June 30, 2013 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	2018 and after
Operating lease obligations	$204,257	$14,834	$57,872	$52,389	$79,162
Purchase obligations	245,771	245,771	—	—	—
Contingent payment liabilities	46,810	14,258	19,327	13,225	—
Other long-term liabilities (future minimum royalty payments)	2,009	1,159	850	—	—
Total	$498,847	$276,022	$78,049	$65,614	$79,162
At June 30, 2013, we had open letters of credit for the purchase of inventory of approximately $2,417.
As previously reported, on January 3, 2012, the employment agreement of the Company's Creative and Design Chief, Steven Madden, was amended to provide Mr. Madden with a base annual salary of $4,000 in 2013, approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. As described in Note P to the Condensed Consolidated Financial Statements, in 2012, Mr. Madden also received two restricted stock awards pursuant to his amended employment agreement. The employment agreement further entitles Mr. Madden to an annual life insurance premium payment, an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria, as well as the opportunity for discretionary cash bonuses. On May 22, 2013, Mr. Madden waived his annual option grant for 2013, which stock options would have been issued to him on or about the date of the Company's 2013 annual meeting of stockholders. The terms of an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden were amended in connection with the amendment of the employment agreement, as described in Note F to the Condensed Consolidated Financial Statements. The amended terms included the elimination of further interest accumulation on the loan. The outstanding principal amount of the loan, together with all previously accrued interest, has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $1,441 during the second half of 2013, $1,887 in 2014 and $638 in 2015. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of SM Canada on February 21, 2012, we are subject to potential earn-out payments to the seller of SM Canada based on the annual performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. We expect to make the first earn-out payment, based on the performance of SM Canada during the twelve month period ended on March 31, 2013, to the seller of SM Canada during the third quarter of 2013. In connection with our acquisition of Cejon Inc, Cejon Accessories, Inc. and New East Designs, LLC (collectively "Cejon") on May 25, 2011, we are subject to potential earn-out payments to the seller of Cejon based on the annual performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The first such payment was made to the seller of Cejon in the third quarter of 2012. A second earn-out payment based on the performance of Cejon for the twelve-month period ending on June 30, 2013 is expected to be made in the third quarter of 2013. In connection with our acquisition of Big Buddha, Inc., which closed in the first fiscal quarter of 2010, we are subject to one final potential earn-out payment to the seller of Big Buddha, Inc. based on the performance of Big Buddha for the twelve month period ended on March 31, 2013. This final earn-out payment is expected to be made in the third quarter of 2013.
Virtually all of our products are manufactured at overseas locations, the majority of which are located in China, with a small and growing percentage located in Mexico in addition to smaller amounts produced in Brazil, The Philippines, The Netherlands and India. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 95% of our purchases in U.S. dollars.
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three and six months ended June 30, 2013. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
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
Inventory valuation. Inventories are stated at lower-of-cost or market, on a first-in, first-out basis. We review inventory on a regular basis for excess and slow moving inventory. The review is based on an analysis of inventory on hand, prior sales, and expected net realizable value through future sales. The analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future as well as subsequent sales. We consider quantities on hand in excess of estimated future sales to be at risk for market impairment. The net realizable value, or market value, is determined based on the estimate of sales prices of such inventory through off-price or discount store channels. The likelihood of any material inventory write-down is dependent primarily on the expectation of future consumer demand for our product. A misinterpretation or misunderstanding of future consumer demand for our product, the economic conditions, or other failure to estimate correctly, in addition to abnormal weather patterns, could result in inventory valuation changes, compared to the valuation determined to be appropriate as of the balance sheet date.
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

Contingent payment liabilities. Since February 2010, the Company has completed four acquisitions, three of which continue to require the Company to potentially make contingent payments to the sellers of the acquired businesses based on the future financial performance of the acquired businesses over a period of one to five years, as applicable. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of the acquired business. Failure to correctly project the financial results of the acquired businesses could materially impact our results of operations and financial position.
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
As of June 30, 2013, we held marketable securities valued at $122,453, which consist primarily of corporate bonds and marketable equity securities. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

Certain legal proceedings in which we are involved are discussed in Note O to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and in Part I, Item 3 of that Annual Report, which was filed with the SEC on March 1, 2013, in Note T to the Condensed Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and in Part II, Item 1 of that Quarterly Report, which was filed with the SEC on May 10, 2013, as well as in Note T to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  The following discussion is limited to recent developments concerning certain of our legal proceedings and should be read in conjunction with our earlier SEC reports.  Unless otherwise indicated, all proceedings discussed in earlier reports, which are not indicated therein as having been dismissed remain outstanding as of June 30, 2013.

As previously disclosed, on February 2, 2012, two individuals purporting to be stockholders of the Company commenced separate civil actions in the Supreme Court of New York, Queens County, Mark Ioffe, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd. v. Steven Madden, et. al, No. 700188-2012 (the “Ioffe Action”) and Catherine L. Phillips, Derivatively on Behalf of Nominal Defendant Steven Madden, Ltd. v. Steven Madden, et. al, No. 700189-2012 (together with the Ioffe Action, the “Actions”). The Actions asserted derivative claims challenging the decision of the Company's Board of Directors in January 2012 to amend Steven Madden's employment agreement dated July 15, 2005, and amended as of December 14, 2009 and to amend the promissory note setting forth Mr. Madden's obligations in respect of a loan made by the Company to Mr. Madden in 2007 and amended in 2009 and claimed, among other things, that the Board violated its duties of loyalty and good faith by approving the amendments. The Actions also asserted claims of unjust enrichment against Mr. Madden. The Company and the other defendants filed a motion for dismissal of the Actions, which was granted by the court on September 13, 2012. The plaintiffs did not file a notice of appeal with respect to the dismissal of the Actions and the time period for filing an appeal expired.

On or about May 17, 2013, a law firm purporting to represent Mark Ioffe served a demand letter on the Company's Board of Directors (the “Demand Letter”). The allegations in the Demand Letter are substantively the same as the claims made in the Actions in which the Court entered a judgment of dismissal. The Demand Letter provides that should the Board of Directors fail to take the actions demanded within a reasonable period of time or refuse to take such actions, Mr. Ioffe would commence a shareholder derivative action on behalf of the Company. In response to the Demand Letter, the Board of Directors has formed a special committee consisting of Board members, Richard P. Randall, Peter Migliorini and Ravi Sachdev, to, among other things, investigate and evaluate the various demands, allegations and requests for action contained in the Demand Letter. The special committee is currently conducting an investigation into the matters raised in the Demand Letter and has retained independent counsel to assist and advise it in connection with its investigation and evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended June 30, 2013, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note N to the Condensed Consolidated Financial Statements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2013 - 4/30/13	49,700	$42.76	49,700	$33,824
5/1/2013 - 5/31/13	166,261	$48.17	166,261	$25,815
6/1/2013 - 6/30/13	239,655	$47.93	239,655	$139,327
Total	455,616	$47.46	455,616	$139,327

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of Steven Madden, Ltd.
4.1	Form of Stock Certificate for shares of Common Stock of Steven Madden, Ltd.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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

DATE: August 8, 2013

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

Exhibit Index

3.1	Certificate of Incorporation of Steven Madden, Ltd.
4.1	Form of Stock Certificate for shares of Common Stock of Steven Madden, Ltd.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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