Form 10-Q
period 2013-09-30
STEVEN MADDEN, LTD.
filed 2013-11-08
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
Yes  ☐   No ☒

As of November 5, 2013, the latest practicable date, there were 67,776,428 shares of the registrant’s common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
September 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2013	December 31, 2012	September 30, 2012
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,426	$168,777	$64,927
Accounts receivable, net of allowances of $2,755, $4,581 and $6,149	77,788	75,545	88,150
Due from factor, net of allowances of $16,054, $17,856 and $14,319	171,918	92,156	156,922
Inventories	99,668	63,683	84,044
Marketable securities – available for sale	19,848	16,285	9,964
Prepaid expenses and other current assets	21,160	13,404	21,125
Prepaid taxes	—	331	—
Deferred taxes	10,821	11,073	9,746
Total current assets	523,629	441,254	434,878
Notes receivable	3,085	3,085	3,585
Note receivable – related party	3,581	3,581	3,561
Property and equipment, net	54,197	45,285	43,497
Deposits and other	1,881	2,305	2,264
Marketable securities – available for sale	92,431	81,202	79,464
Goodwill – net	96,579	91,559	91,559
Intangibles – net	131,758	135,768	136,500
Total Assets	$907,141	$804,039	$795,308
LIABILITIES
Current liabilities:
Accounts payable	$127,800	$83,427	$96,725
Accrued expenses	48,525	31,782	38,411
Income taxes payable	128	—	—
Contingent payment liability – current portion	9,322	11,551	19,255
Accrued incentive compensation	6,403	7,718	6,290
Total current liabilities	192,178	134,478	160,681
Contingent payment liability	30,377	30,409	38,496
Deferred rent	8,941	7,521	7,207
Deferred taxes	2,976	5,117	2,447
Other liabilities	114	114	123
Total Liabilities	234,586	177,639	208,954
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 82,819, 81,795 and 81,461 shares issued, 68,110, 69,191 and 68,856 shares outstanding	6	5	5
Additional paid-in capital	242,086	217,638	210,274
Retained earnings	636,385	540,037	507,074
Accumulated other comprehensive income	(4,035)	1,443	1,697
Treasury stock – 14,709, 12,605, and 12,605 shares at cost	(202,008)	(132,543)	(132,543)
Total Steven Madden, Ltd. stockholders’ equity	672,434	626,580	586,507
Noncontrolling interests	121	(180)	(153)
Total stockholders’ equity	672,555	626,400	586,354
Total Liabilities and Stockholders’ Equity	$907,141	$804,039	$795,308

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$394,791	$356,883	$971,341	$911,545
Cost of sales	255,088	225,668	618,463	579,983
Gross profit	139,703	131,215	352,878	331,562

Commission and licensing fee income – net	4,937	3,875	13,002	12,600
Operating expenses	(76,543)	(73,573)	(215,734)	(205,482)
Impairment of note receivable and provision for litigation	—	(5,144)	—	(9,454)
Income from operations	68,097	56,373	150,146	129,226
Interest and other income – net	1,308	2,138	3,213	4,271
Income before provision for income taxes	69,405	58,511	153,359	133,497
Provision for income taxes	25,323	20,698	56,242	46,869
Net income	44,082	37,813	97,117	86,628
Net income (loss) attributable to noncontrolling interests	90	(83)	769	(35)
Net income attributable to Steven Madden, Ltd.	$43,992	$37,896	$96,348	$86,663

Basic net income per share	$0.68	$0.59	$1.48	$1.35

Diluted net income per share	$0.66	$0.57	$1.44	$1.31

Basic weighted average common shares outstanding	64,450	64,697	64,926	64,404
Effect of dilutive securities – options/restricted stock	2,410	1,659	2,136	1,628
Diluted weighted average common shares outstanding	66,860	66,356	67,062	66,032

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$44,082	$37,813	$97,117	$86,628
Other comprehensive (loss) income (net of tax):
Foreign currency translation adjustment	1,093	160	(2,307)	67
Cash flow hedges:
(Loss) gain on foreign currency cash flow hedging derivatives	(222)	—	15	—
Unrealized gain (loss) on marketable securities	20	506	(3,186)	952

Total other comprehensive (loss) income (net of tax)	891	666	(5,478)	1,019

Comprehensive income	44,973	38,479	91,639	87,647
Comprehensive income (loss) attributable to noncontrolling interests	90	(83)	769	(35)

Comprehensive income attributable to Steven Madden, Ltd.	$44,883	$38,562	$90,870	$87,682

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$97,117	$86,628
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from the exercise of options	(4,278)	(4,298)
Depreciation and amortization	9,688	9,104
Loss on disposal of fixed assets	885	175
Impairment of note receivable	—	6,955
Deferred taxes	(572)	—
Stock-based compensation	15,236	12,660
Accrued interest on note receivable – related party	—	529
Deferred rent expense	1,420	1,264
Realized gain on sale of marketable securities	(136)	(2,029)
Changes in:
Accounts receivable, net of allowances	(2,243)	6,171
Due from factor, net of allowances	(79,762)	(95,325)
Inventories	(35,985)	(22,180)
Prepaid expenses, deposits and other assets	(3,094)	(5,792)
Accounts payable and other accrued expenses	59,813	20,896
Net cash provided by operating activities	58,089	14,758

Cash flows from investing activities:
Purchases of property and equipment	(16,366)	(15,617)
Sale of marketable securities	30,146	40,150
Purchases of marketable securities	(50,548)	(48,955)
Advance to seller of SM Canada	—	(3,085)
Payment of contingent liability	(6,952)	(7,076)
Acquisitions, net of cash acquired	—	(29,367)
Net cash used for investing activities	(43,720)	(63,950)

Cash flows from financing activities:
Common stock share repurchases for treasury	(69,465)	—
Distributions to noncontrolling interests	(468)	—
Proceeds from exercise of stock options	4,935	6,991
Tax benefit from the exercise of stock options	4,278	4,298
Net cash (used for)/provided by financing activities	(60,720)	11,289
Net decrease in cash and cash equivalents	(46,351)	(37,903)
Cash and cash equivalents – beginning of period	168,777	102,830
Cash and cash equivalents – end of period	$122,426	$64,927
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2013
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2013 presentation and to reflect the three-for-two stock split (see Note U). The results of operations for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2012 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 1, 2013.
Note B – Recently Adopted Accounting Standards

In February 2013, the FASB issued guidance that requires an entity to disclose information showing the effect of the items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance were effective prospectively as of the beginning of our 2013 fiscal year. The new guidance did not have a material impact on our disclosures as the related amounts are not material.
In July 2012, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance were effective as of the beginning of our 2013 fiscal year. The new guidance did not have an impact on our 2013 impairment test results.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2013
($ in thousands except share and per share data)

Note E – Notes Receivable
As of September 30, 2013 and December 31, 2012, Notes Receivable were comprised of the following:

	September 30, 2013	December 31, 2012
Note receivable from seller of SM Canada (see Note P)	$3,085	$3,085
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
Note F – Marketable Securities
Marketable securities consist primarily of corporate bonds and certificates of deposit with maturities greater than three months and up to ten years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2013, gains of $263 and $136 were reclassified from accumulated other comprehensive income and recognized in the income statement in other income. These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three and nine months ended September 30, 2013, the amortization of bond premiums totals $161 and $521, respectively, compared to $182 and $710 for the comparable periods in 2012. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk.
Note G – Fair Value Measurement
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
September 30, 2013
($ in thousands except share and per share data)

Note G – Fair Value Measurement (continued)

The Company’s financial assets and liabilities subject to fair value measurements as of September 30, 2013 and December 31, 2012 are as follows:

		September 30, 2013
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$825	$825	$—	$—
Current marketable securities – available for sale	19,848	19,848	—	—
Note receivable – related party	3,581	—	—	3,581
Forward contracts	166	—	166	—
Note receivable from seller of SM Canada	3,085	—	—	3,085
Long-term marketable securities – available for sale	92,431	92,431	—	—
Total assets	$119,936	$113,104	$166	$6,666
Liabilities:
Contingent consideration	$39,699	—	—	$39,699
Total liabilities	$39,699	—	—	$39,699

		December 31, 2012
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,707	$5,707	$—	$—
Current marketable securities – available for sale	16,285	16,285	—	—
Note receivable – related party	3,581	—	—	3,581
Forward contracts	161	—	161	—
Note receivable from seller of SM Canada	3,085	—	—	3,085
Long-term marketable securities – available for sale	81,202	81,202	—	—
Total assets	$110,021	$103,194	$161	$6,666
Liabilities:
Contingent consideration	$41,960	—	—	$41,960
Total liabilities	$41,960	—	—	$41,960

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. Fair value of these instruments is based on observable market transactions of spot and forward rates.
For the notes receivable due from related party and from the seller of SM Canada (see Note P), the carrying value was determined to be the fair value, based upon their imputed or actual interest rates, which approximate current market interest rates.

The Company has recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of SM Canada (see Note P). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada, earn-out payments will be due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2013
($ in thousands except share and per share data)

Note G – Fair Value Measurement (continued)

estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. The current portion of the earn-out due based on the twelve-month period ended March 31, 2013 approximates the recorded value and will be paid in the fourth quarter of 2013.

The Company has recorded a liability for potential contingent consideration in connection with the May 25, 2011 acquisition of Cejon Inc., Cejon Accessories, Inc. and New East Designs, LLC (collectively "Cejon"). Pursuant to the terms of an earn-out agreement between the Company and the sellers of Cejon, earn-out payments will be made annually to the sellers of Cejon, based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The current year payment was made during the third quarter in the amount of $5,139. The fair value of the remaining contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period.

The Company recorded a liability for contingent consideration as a result of the February 10, 2010 acquisition of Big Buddha, Inc. The final contingent consideration was paid during the third quarter of 2013 in the amount of $1,813 based on the financial performance of Big Buddha for the twelve-month period ended March 31, 2013.

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
Note I – Revenue Recognition

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

The Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery, women's fashion apparel, jewelry, watches and luggage. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2013
($ in thousands except share and per share data)

Note I – Revenue Recognition (continued)

addition to a commission and a design fee on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and payable on a quarterly basis.
Note J – Taxes Collected From Customers
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
Note K – Sales Deductions

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

Note L – Cost of Sales

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
Note M – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004, originally providing for share repurchases in the aggregate amount of $20,000. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. On June 18, 2013, the Board of Directors approved a continuation of the Share Repurchase Program for an additional $125,000 in repurchases of the Company's common stock. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the nine months ended September 30, 2013, an aggregate of 2,104,389 shares of the Company's common stock was repurchased under the program, at an average price per share of $33.01, for an aggregate purchase price of approximately $69,465. As of September 30, 2013, approximately $102,625 remained available for future repurchases under the Share Repurchase Program.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2013
($ in thousands except share and per share data)

Note N – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,290,000 and 4,305,000 shares for the three and nine months ended September 30, 2013, and 4,020,000 and 2,550,000 shares for the three and nine months ended September 30, 2012, respectively. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three and nine months ended September 30, 2013 options to purchase approximately 1,000 and 21,000 shares of common stock, respectively, have been excluded in the calculation of diluted income per share as compared to 148,500 shares that were excluded for the three and nine months ended September 30, 2012, as the result would have been antidilutive. For the three and nine months ended September 30, 2013 and 2012, all unvested restricted stock awards were dilutive.
Note O – Stock-Based Compensation

In March 2006, the Board of Directors approved the Steven Madden, Ltd. 2006 Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The stockholders approved the Plan on May 26, 2006. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan from 4,050,000 to 5,231,250. On May 22, 2009, the stockholders approved a second amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 13,716,000. On May 25, 2012, the stockholders approved a third amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 23,466,000. The following table summarizes the number of shares of common stock authorized for use under the Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the Plan and the number of shares of common stock available for the grant of stock-based awards under the Plan:

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(17,951,138)
Common stock available for grant of stock-based awards as of September 30, 2013	5,514,862

Total equity-based compensation for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restricted stock	$3,837	$3,319	$11,288	$8,177
Stock options	1,077	1,392	3,948	4,483
Total	$4,914	$4,711	$15,236	$12,660

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2013
($ in thousands except share and per share data)

Note O – Stock-Based Compensation (continued)

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from stock options exercised	$746	$2,040	$4,935	$6,991
Intrinsic value of stock options exercised	$1,650	$4,213	$11,089	$12,445

During the three and nine months ended September 30, 2013, options to purchase approximately 72,440 shares of common stock with a weighted average exercise price of $16.90 and options to purchase approximately 979,436 shares of common stock with a weighted average exercise price of $12.58 vested, respectively. During the three and nine months ended September 30, 2012, options to purchase approximately 97,500 shares of common stock with a weighted average exercise price of $19.21 and options to purchase approximately 1,117,500 shares of common stock with a weighted average exercise price of $12.35 vested, respectively. As of September 30, 2013, there were unvested options relating to 1,268,546 shares of common stock outstanding with a total of $8,400 of unrecognized compensation cost and an average vesting period of 2.59 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted during the nine months ended September 30, 2013 and 2012:

	2013	2012
Volatility	36.5% to 44.8%	41.1% to 47.4%
Risk free interest rate	0.37% to 1.26%	0.47% to 0.87%
Expected life in years	4.1 to 5.1	3.1 to 4.6
Dividend yield	0.00%	0.00%
Weighted average fair value	$10.12	$9.37

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2013
($ in thousands except share and per share data)

Note O – Stock-Based Compensation (continued)

Activity relating to stock options granted under the Company’s plans and outside the plans during the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,403,500	$13.71
Granted	544,000	29.58
Exercised	(492,000)	10.02
Cancelled/Forfeited	(41,000)	20.60
Outstanding at September 30, 2013	3,414,500	$16.71	4.6 years	$65,600
Exercisable at September 30, 2013	2,153,000	$12.70	3.7 years	$49,913

Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2013 and 2012:

	2013		2012
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1	4,333,500	$23.16	1,006,500	$16.96
Granted	425,000	29.07	3,613,500	24.15
Vested	(340,500)	24.92	(258,000)	16.74
Forfeited	(37,000)	21.49	(3,000)	25.40
Non-vested at September 30	4,381,000	$24.14	4,359,000	$22.93

As of September 30, 2013, the Company had $90,404 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 8.89 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment of Mr. Madden’s existing employment agreement, pursuant to which, on February 8, 2012, Mr. Madden was granted 1,463,057 restricted shares of the Company’s common stock at the then market price of $27.34, which will vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. Pursuant to the contract, on June 30, 2012, Mr. Madden exercised his right to receive an additional restricted stock award, and on July 3, 2012 he was granted 1,893,342 restricted shares of the Company's common stock at the then market price of $21.13, which will vest in the same manner as the aforementioned grant.

Note P – Acquisitions

Steve Madden Canada

On February 21, 2012, the Company purchased all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, “SM Canada”), the Company’s sole distributor in Canada since 1994, comprising SM Canada’s footwear, handbags and accessories wholesale and retail businesses. The transaction was completed for

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2013
($ in thousands except share and per share data)

Note P – Acquisitions (continued)

consideration of approximately $29,367 plus potential earn-out payments of up to a maximum of $38,000 Canadian dollars (approximately $37,327 U.S. dollars), in the aggregate, based on achievement of certain earnings targets for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. As of September 30, 2013, the Company estimates the fair value of the contingent consideration to be $25,294.

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

In connection with the acquisition, the Company provided an interest free loan to the seller of SM Canada in the principal amount of $3,107 Canadian dollars ($3,085 in U.S. dollars). The note will be paid in five annual installments which are due on the dates the five annual earn-out payments are paid. The note was recorded net of the imputed interest, which will be amortized to income over the term of the note. The results of operations of SM Canada have been included in the Company’s Condensed Consolidated Statements of Income from the date of the acquisition. Unaudited pro forma information related to this acquisition is not included, as the impact of the transaction is not material to the Company’s consolidated results.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2013
($ in thousands except share and per share data)

Note Q – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of September 30, 2013:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2013	$36,390	$49,324	$5,845	$91,559
Purchase accounting adjustment	1,686	—	3,496	5,182
Translation and other	(112)	—	(50)	(162)
Balance at September 30, 2013	$37,964	$49,324	$9,291	$96,579
The following table details identifiable intangible assets as of September 30, 2013:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Net Carrying Amount
Trade names	6–10 years	$4,590	$1,949	$2,641
Customer relationships	10 years	27,339	9,651	17,688
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	2,440	1,759	681
Other	3 years	14	14	—
		39,983	18,973	21,010
Re-acquired right	indefinite	35,200	1,340	33,860
Trade names	indefinite	76,888	—	76,888
		$152,071	$20,313	$131,758
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar in relation to the U.S. dollar.

The estimated future amortization expense of purchased intangibles as of September 30, 2013 is as follows:

2013 (remaining three months)	$836
2014	3,277
2015	3,093
2016	2,789
2017	2,548
Thereafter	8,467
$21,010

Note R – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory from Mexico and are designated as cash flow hedging instruments. As of September 30, 2013, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in prepaid expenses and other current assets, is $166. As of September 30, 2013, $102 of gains related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of September 30, 2013, the Company's hedging

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2013
($ in thousands except share and per share data)

Note R – Derivative Instruments (continued)

activities were considered effective and, thus, no ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2013, gains of $275 and $613 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales.

Note S – Commitments, Contingencies and Other
Legal proceedings:

Information regarding certain specific legal proceedings in which the Company is involved is contained in the notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2012 and in the notes to the Condensed Consolidated Financial Statements included in the Company's Form 10-Q for the fiscal quarters ended March 31, 2013 and June 30, 2013.

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

Note T – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass-market merchants and specialty stores, derives revenue, both domestically and worldwide through our International business, from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide through our International business, from sales to department stores, mid-tier retailers, mass-market merchants and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from Canada and, under special distribution arrangements, from Asia, Europe, the Middle East, Mexico, Australia, India, South Africa and South America. The Retail segment, through the operation of Company-owned retail stores in the United States and Canada and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary which earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. The Company's Licensing segment generates revenue by licensing its Steve Madden® and Steven by Steve Madden® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women's fashion apparel, jewelry, watches and luggage. In addition, this segment licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2013
($ in thousands except share and per share data)

Note T – Operating Segment Information (continued)

As of and three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Corporate	Consolidated
September 30, 2013
Net sales to external customers	$272,653	$73,258	$345,911	$48,880				$394,791
Gross profit	84,669	25,591	110,260	29,443				139,703
Commissions, design fees and licensing fees – net	—	—	—	—	$2,974	$1,963		4,937
Income from operations	45,988	13,643	59,631	3,529	2,974	1,963		68,097
Segment assets	$547,324	$206,176	753,500	118,151	35,490	—		907,141
Capital expenditures			$2,214	$3,493	$—	$—		$5,707
September 30, 2012
Net sales to external customers	$228,720	$82,818	$311,538	$45,345				$356,883
Gross profit	75,785	27,918	103,703	27,512				131,215
Commissions, design fees and licensing fees – net	—	—	—	—	$2,157	$1,718		3,875
Income from operations	38,357	15,089	53,446	4,196	2,157	1,718	(5,144)	56,373
Segment assets	$488,937	$167,127	656,064	86,085	53,159	—		795,308
Capital expenditures			$3,441	$4,146	$—	$—		$7,587

As of and nine months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Corporate	Consolidated
September 30, 2013
Net sales to external customers	$661,032	$170,163	$831,195	$140,146				$971,341
Gross profit (a)	203,520	62,827	266,347	86,532				352,878
Commissions, design fees and licensing fees – net	—	—	—	—	$7,144	$5,858		13,002
Income from operations (a)	95,614	30,529	126,143	11,002	7,144	5,858		150,146
Segment assets	$547,324	$206,176	753,500	118,151	35,490	—		907,141
Capital expenditures			$6,036	$10,330	$—	$—		$16,366
September 30, 2012
Net sales to external customers	$618,914	$169,700	$788,614	$122,931				$911,545
Gross profit	193,964	62,000	255,964	75,598				331,562
Commissions, design fees and licensing fees – net	—	—	—	—	$6,897	$5,703		12,600
Income from operations	86,537	28,914	115,451	10,629	6,897	5,703	(9,454)	129,226
Segment assets	$488,937	$167,127	656,064	86,085	53,159	—		795,308
Capital expenditures			$5,574	$10,043	$—	$—		$15,617

(a) Does not sum due to rounding.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2013
($ in thousands except share and per share data)

Note T – Operating Segment Information (continued)

Revenues by geographic area for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Domestic	$358,274	$327,965	$887,547	$847,020
International	36,517	28,918	83,794	64,525
Total	$394,791	$356,883	$971,341	$911,545

Note U – 2013 Stock Split

On August 20, 2013, the Company announced that on August 19, 2013, its Board of Directors declared a three-for-two stock split of the Company's outstanding shares of common stock, effected in the form of a stock dividend on the Company's outstanding common stock. Stockholders of record at the close of business on September 20, 2013 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on that date. The additional shares were distributed on October 1, 2013. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives effect to this stock split, applied retroactively.

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
On August 20, 2013, the Company announced that on August 19, 2013 its Board of Directors declared a three-for-two stock split of the Company's outstanding shares of common stock, effected in the form of a stock dividend on the Company's outstanding common stock. Stockholders of record at the close of business on September 20, 2013 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on that date. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives effect to this stock split, applied retroactively.

During the third quarter of 2013, we continued our trend of positive sales and earnings growth. Net sales for the quarter ended September 30, 2013 increased 10.6% to $394,791 from $356,883 in the same period of last year. Net income attributable to Steven Madden, Ltd. increased 16.1% to $43,992 in the third quarter of 2013 compared to $37,896 in the same period of last year. The effective tax rate for the third quarter of 2013 increased to 36.5% compared to 35.4% in the third quarter of last year due primarily to a tax benefit in the third quarter of 2012 of $2,109 related to the impact of a portion of earnings from foreign operations that were reinvested indefinitely. Diluted earnings per share increased to $0.66 per share on 66,860 diluted weighted average shares outstanding compared to $0.57 per share on 66,356 diluted weighted average shares outstanding in the third quarter of last year.
Our inventory turnover (calculated on a trailing twelve month average) for the quarter ended September 30, 2013 was 10.3 times compared to 10.6 times for the comparable period in 2012. Our accounts receivable average collection days was 64 days in the third quarter of 2013 compared to 66 days in the same period of 2012. As of September 30, 2013, we had $234,705 in cash, cash equivalents and marketable securities, no short or long-term debt and total stockholders’ equity of $672,555. Working capital increased to $331,451 as of September 30, 2013, compared to $274,197 on September 30, 2012.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended September 30,
($ in thousands)

	2013		2012
CONSOLIDATED:
Net sales	$394,791	100.0%	$356,883	100.0%
Cost of sales	255,088	64.6%	225,668	63.2%
Gross profit	139,703	35.4%	131,215	36.8%
Other operating income – net of expenses	4,937	1.3%	3,875	1.1%
Operating expenses	76,543	19.4%	73,573	20.6%
Impairment of note receivable and provision for litigation	—	—%	5,144	1.4%
Income from operations	68,097	17.2%	56,373	15.8%
Interest and other income – net	1,308	0.3%	2,138	0.6%
Income before income taxes	69,405	17.6%	58,511	16.4%
Net income attributable to Steven Madden, Ltd.	43,992	11.1%	37,896	10.6%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$272,653	100.0%	$228,720	100.0%
Cost of sales	187,984	68.9%	152,935	66.9%
Gross profit	84,669	31.1%	75,785	33.1%
Operating expenses	38,681	14.2%	37,428	16.4%
Income from operations	45,988	16.9%	38,357	16.8%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$73,258	100.0%	$82,818	100.0%
Cost of sales	47,667	65.1%	54,900	66.3%
Gross profit	25,591	34.9%	27,918	33.7%
Operating expenses	11,948	16.3%	12,829	15.5%
Income from operations	13,643	18.6%	15,089	18.2%

RETAIL SEGMENT:
Net sales	$48,880	100.0%	$45,345	100.0%
Cost of sales	19,437	39.8%	17,833	39.3%
Gross profit	29,443	60.2%	27,512	60.7%
Operating expenses	25,914	53.0%	23,316	51.4%
Income from operations	3,529	7.2%	4,196	9.3%
Number of stores	117		99

FIRST COST SEGMENT:
Other commission income – net of expenses	$2,974	100.0%	$2,157	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$1,963	100.0%	$1,718	100.0%

Nine Months Ended
September 30,

($ in thousands)

	2013		2012
CONSOLIDATED:
Net sales	$971,341	100.0%	$911,545	100.0%
Cost of sales	618,463	63.7%	579,983	63.6%
Gross profit	352,878	36.3%	331,562	36.4%
Other operating income – net of expenses	13,002	1.3%	12,600	1.4%
Operating expenses	215,734	22.2%	205,482	22.5%
Impairment of note receivable and provision for litigation	—	—%	9,454	1.0%
Income from operations	150,146	15.5%	129,226	14.2%
Interest and other income – net	3,213	0.3%	4,271	0.5%
Income before income taxes	153,359	15.8%	133,497	14.6%
Net income attributable to Steven Madden, Ltd.	96,348	9.9%	86,663	9.5%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$661,032	100.0%	$618,914	100.0%
Cost of sales	457,512	69.2%	424,950	68.7%
Gross profit	203,520	30.8%	193,964	31.3%
Operating expenses	107,906	16.3%	107,427	17.4%
Income from operations	95,614	14.5%	86,537	14.0%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$170,163	100.0%	$169,700	100.0%
Cost of sales	107,336	63.1%	107,700	63.5%
Gross profit	62,827	36.9%	62,000	36.5%
Operating expenses	32,298	19.0%	33,086	19.5%
Income from operations	30,529	17.9%	28,914	17.0%

RETAIL SEGMENT:
Net sales	$140,146	100.0%	$122,931	100.0%
Cost of sales	53,614	38.3%	47,333	38.5%
Gross profit	86,532	61.7%	75,598	61.5%
Operating expenses	75,530	53.9%	64,969	52.8%
Income from operations	11,002	7.9%	10,629	8.6%
Number of stores	117		99

FIRST COST SEGMENT:
Other commission income – net of expenses	$7,144	100.0%	$6,897	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$5,858	100.0%	$5,703	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Consolidated:
Net sales for the three months ended September 30, 2013 increased 10.6% to $394,791 compared to $356,883 in the same period of last year. Gross margin decreased to 35.4% from 36.8% due primarily to a sales increase in the lower-margin private label footwear business. Operating expenses increased in the third quarter of this year to $76,543 from $73,573 in the third quarter of last year; however, operating expenses as a percentage of sales were 19.4% for the third quarter of 2013 compared to 20.6% in the third quarter of 2012 due to cost control and operating expense leverage on sales growth. Commission and licensing fee income for the third quarter of 2013 increased to $4,937 compared to $3,875 achieved in the third quarter of 2012, which included a $0.9 million charge for bad debt related to the bankruptcy of Bakers Footwear Group. Excluding this charge, first cost commission income was flat compared to the third quarter of last year. The effective tax rate for the third quarter of 2013 increased to 36.5% compared to 35.4% in the prior year quarter, due primarily to a tax benefit of $2,109 in the third quarter of 2012 related to the impact of a portion of our earnings from our foreign operations that were reinvested indefinitely. Net income attributable to Steven Madden, Ltd. for the third quarter of 2013 increased to $43,992 compared to net income for the third quarter of 2012 of $37,896.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $272,653, or 69.1%, and $228,720, or 64.1%, of our total net sales for the third quarter of 2013 and 2012, respectively, which represents a $43,933, or 19.2%, increase. This increase is due to growth in our branded footwear business of $17,027, or 10.9%, which included double-digit percentage gains in our Steve Madden Women's, Steve Madden Men's, Madden Girl and International divisions, as well as growth of $26,905, or 37.5%, in our private label footwear business.

Gross profit margin in the Wholesale Footwear segment was 31.1% for the third quarter of 2013 and 33.1% for the third quarter of 2012 reflecting a sales increase in the lower-margin private label footwear business. Operating expenses increased to $38,681 in the third quarter of 2013 from $37,428 in the same period of last year. As a percentage of net sales, operating expenses decreased to 14.2% in the third quarter of 2013 compared to 16.4% in the same period of 2012 due to cost control and operating expense leverage on sales growth. Income from operations for the Wholesale Footwear segment increased to $45,988 for the quarter ended September 30, 2013 compared to $38,357 for the same period of last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $73,258, or 18.6%, and $82,818, or 23.2%, of total net sales for the Company in the third quarters of 2013 and 2012, respectively. This 11.5% decrease in net sales in the third quarter of 2013 is attributable to declines in cold weather accessories and belts, partially offset by growth in sales of Steve Madden® and Betsey Johnson® handbags.
Gross profit margin in the Wholesale Accessories segment increased to 34.9% in the third quarter of this year from 33.7% in the same period in 2012, primarily due to improvements in sales of Steve Madden® and Betsey Johnson® handbags as well as cold weather accessories. In the third quarter of 2013, operating expenses decreased to $11,948 compared to $12,829 in the same period of last year due to lower sales. As a percentage of net sales, operating expenses increased to 16.3% in the third quarter of 2013 from 15.5% in the same period of 2012, reflecting the impact of fixed costs on lower sales. Income from operations for the Wholesale Accessories segment decreased 9.6% to $13,643 for the third quarter of 2013 compared to $15,089 for the same period of last year.

Retail Segment:
In the third quarter of 2013, net sales from the Retail segment accounted for $48,880, or 12.4%, of our total net sales compared to $45,345, or 12.7%, of our total net sales in the same period last year, which represents a $3,535, or 7.8%, increase. This increase in net sales reflects the addition of retail stores since the third quarter of 2012, partially offset by a decline of 3.5% in comparable store sales. We added eighteen new stores net of closures, including a Betsey Johnson® online store, during the twelve months ended September 30, 2013. As a result, we had 117 retail stores as of September 30, 2013 compared to 99 stores as of September 30, 2012, in each case including our e-commerce stores. The 117 stores currently in operation include 95 Steve Madden® stores, 16 Steve Madden® outlet stores, 2 Steven® stores, 1 Superga store and 3 e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the third quarter of 2013 and 2012) decreased 3.5%. In the third quarter of 2013, gross margin decreased to 60.2% from 60.7% in the same period of 2012, primarily due to increased promotional activity. In the third quarter of 2013, operating expenses increased to $25,914, or 53.0%, of net sales compared to $23,316, or 51.4%, of net sales in the third quarter of last year. The increase reflects the net year-over-year increase in new store openings. Income from operations for the Retail segment decreased to $3,529 in the third quarter of this year from $4,196 in the same period of last year.

First Cost Segment:
The First Cost segment which includes net commission income and design fees increased to $2,974 for the third quarter of 2013 compared to $2,157 for the comparable period of 2012. This increase was primarily due to a $0.9 million charge for bad debt related to the bankruptcy of Bakers Footwear Group in the third quarter of 2012 (see Note E to the Condensed Consolidated Financial Statements contained in this Quarterly Report). Excluding this charge, first cost commission income was flat compared to the third quarter of 2012.

Licensing Segment:
Net licensing income was $1,963 and $1,718 for the third quarter ended September 30, 2013 and 2012, respectively. The increase is primarily due to growth in royalty income from our new Betsey Johnson® dress licensee.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Consolidated:
Net sales for the nine months ended September 30, 2013 increased 6.6% to $971,341 compared to $911,545 in the same period of last year. Gross margin slightly decreased to 36.3% from 36.4% due primarily to a sales increase in the lower-margin private label footwear business. Operating expenses increased in the nine months of 2013 to $215,734 from $205,482 in the nine months of 2012. As a percentage of sales, operating expenses were 22.2% for the nine months of 2013 compared to 22.5% for the nine months of 2012 primarily due to sales leverage as well as focus on expense control. Commission and licensing fee income for the nine months of 2013 increased to $13,002 compared to $12,600 achieved in the nine months of 2012. Net income attributable to Steven Madden, Ltd. for the nine months of 2013 increased to $96,348 compared to net income for the nine months of 2012 of $86,663.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $661,032, or 68.1%, and $618,914, or 67.9%, of our total net sales for the nine months of 2013 and 2012, respectively, which represents a $42,118, or 6.8%, increase. This increase was primarily due to growth in the private label business of $37,231, or 16.5%, as well as growth in our branded footwear business of $4,891, or 1.2%. Total wholesale footwear net sales growth was unfavorably impacted by 1.6% due to our Topline business, reflecting the loss of two private label customers that are competitors of Steve Madden and elected not to go forward with the Company following the Topline acquisition. Excluding net sales growth attributable to the February 21, 2012 acquisition of SM Canada, organic net sales increased $37,238, or 6.2%, in the nine months ended September 30, 2013 as compared to the same period in 2012.

Gross profit margin in the Wholesale Footwear segment was 30.8% for the nine months of 2013 and 31.3% for the nine months of 2012, driven by a sales increase in the lower-margin private label footwear business. Operating expenses remained relatively flat at $107,906 in the nine months of 2013 from $107,427 in the same period of last year. As a percentage of net sales, operating expenses were 16.3% in the nine months of 2013 compared to 17.4% in the same period of 2012. Income from operations for the Wholesale Footwear segment increased to $95,614 for the nine months of 2013 compared to $86,537 for the same period of last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $170,163, or 17.5%, and $169,700, or 18.6%, of total net sales for the Company in the nine months of 2013 and 2012, respectively. This 0.3% increase in net sales in the nine months of 2013 is attributable to growth in sales of Steve Madden® and Betsey Johnson® handbags offset by a decline in cold weather accessories and belts.

Gross profit margin in the Wholesale Accessories segment increased to 36.9% in the nine months of 2013 from 36.5% in the same period last year, primarily due to improvements in Steve Madden® and Betsey Johnson® handbags, as well as cold weather accessories. Operating expenses decreased to $32,298 in the nine months of 2013 from $33,086 in the comparable period in the prior year. As a percentage of net sales, operating expenses improved to 19.0% in the nine months of 2013 from 19.5% in the same period of 2012, reflecting leverage from sales increase. Income from operations for the Wholesale Accessories segment increased 5.6% to $30,529 for the nine months of 2013 compared to $28,914 for the same period of last year.

Retail Segment:
In the first nine months of 2013, net sales from the Retail segment accounted for $140,146, or 14.4%, of our total net sales compared to $122,931, or 13.5%, of our total net sales in the same period last year, which represents a $17,215, or 14.0%, increase. This increase in net sales reflects the addition of retail stores since the third quarter of 2012 and the acquisition of SM Canada on February 21, 2012, partially offset by a decrease in comparable store sales of 3.5%. Excluding sales attributable to the acquisition of SM Canada, organic net sales growth in the first nine months of 2013 was $11,725, or 10.1%, over the same period in 2012. We added eighteen new stores net of closures, including a Betsey Johnson® online store, during the twelve months ended September 30, 2013. As a result, we had 117 retail stores as of September 30, 2013 compared to 99 stores as of September 30, 2012, in each case including our e-commerce stores. The 117 stores currently in operation include 95 Steve Madden® stores, 16 Steve Madden® outlet stores, 2 Steven® stores, 1 Superga store and 3 e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first nine months of 2013 and 2012 decreased 3.5% in the first nine months of this year. In the first nine months of 2013, gross margin increased to 61.7% from 61.5% in the same period of 2012, primarily due to the impact of the new stores in Canada, which achieve higher gross profit margins than our stores located in the U.S. In the first nine months of 2013, operating expenses increased to $75,530, or 53.9%, of net sales compared to $64,969, or 52.8%, of net sales. The increase reflects the net year-over-year increase in new store openings. Income from operations for the Retail segment increased to $11,002 in the first nine months of this year from $10,629 in the same period of last year.

First Cost Segment:
The First Cost segment which includes net commission income and design fees increased to $7,144 for the first nine months of 2013 compared to $6,897 for the comparable period of 2012. This increase was related to the $0.9 million charge in 2012 due to the loss of Bakers' business to bankruptcy, partially offset by less business with Kohl's.

Licensing Segment:
Net licensing income was $5,858 and $5,703 for the nine months ended September 30, 2013 and 2012, respectively. The increase is primarily due to growth in royalty income from our new Betsey Johnson® dress licensee.

LIQUIDITY AND CAPITAL RESOURCES
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days' prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of the aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30 million credit facility with a $15 million sub-limit for letters of credit at an interest rate based, at the Company’s election, upon either the prime rate or LIBOR. The Company also pays a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our First Cost segment and private label business, the fee is 0.14% of the gross invoice amount. For all other receivables, the fee is 0.25% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it. To the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations. As of September 30, 2013, we had no borrowing against the credit facility.
As of September 30, 2013, we had working capital of $331,451, cash and cash equivalents of $122,426, investments in marketable securities of $112,279 and no long-term debt.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
Cash provided by operations was $58,089 for the first nine months of 2013 compared to cash provided by operations of $14,758 in the same period of last year. The primary sources of cash were net income of $97,117 and an increase in accounts payable and other accrued expenses of $59,813. The primary uses of cash were increases in inventory of $35,985 and due from factor of $79,762.
INVESTING ACTIVITIES

During the nine months ended September 30, 2013, we invested $50,548 in marketable securities and received $30,146 from the maturities and sales of marketable securities. We also made capital expenditures of $16,366, principally for improvements to existing stores, systems enhancements, new stores and leasehold improvements to office space. Additionally, we made earn-out payments of $6,952 to the sellers of Cejon and Big Buddha (see Note G to the Condensed Consolidated Financial Statements contained in this Quarterly Report).
FINANCING ACTIVITIES
During the nine months ended September 30, 2013, net cash used for financing activities was $60,720, which consisted of the repurchase of shares of common stock for an aggregate purchase price of approximately $69,465 (see Note M to the Condensed Consolidated Financial Statements contained in this Quarterly Report), offset by proceeds from the exercise of stock options of $4,935 and the tax benefit from the exercise of stock options of $4,278.
CONTRACTUAL OBLIGATIONS
Our contractual obligations as of September 30, 2013 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	2018 and after
Operating lease obligations	$229,317	$7,585	$61,172	$57,713	$102,847
Purchase obligations	184,262	96,902	87,360	—	—
Contingent payment liabilities	39,699	4,529	19,174	15,996	—
Other long-term liabilities (future minimum royalty payments)	1,111	261	850	—	—
Total	$454,389	$109,277	$168,556	$73,709	$102,847
At September 30, 2013, we had open letters of credit for the purchase of inventory of approximately $547.
As previously reported, on January 3, 2012, the employment agreement of the Company's Creative and Design Chief, Steven Madden, was amended to provide Mr. Madden with a base annual salary of $4,000 in 2013, approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. As described in Note O to the Condensed Consolidated Financial Statements, in 2012, Mr. Madden also received two restricted stock awards pursuant to his amended employment agreement. The employment agreement further entitles Mr. Madden to an annual life insurance premium payment, an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria, as well as the opportunity for discretionary cash bonuses. On May 22, 2013, Mr. Madden waived his annual option grant for 2013, which stock options would have been issued to him on or about the date of the Company's 2013 annual meeting of stockholders. The terms of an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden were amended in connection with the amendment of the employment agreement. The amended terms included the elimination of further interest accumulation on the loan. The outstanding principal amount of the loan, together with all previously accrued interest, has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.

The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $721 during the fourth quarter of 2013, $2,462 in 2014 and $638 in 2015. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of SM Canada on February 21, 2012, we are subject to potential earn-out payments to the seller of SM Canada based on the annual performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. We made the first earn-out payment, based on the performance of SM Canada during the twelve month period ended on March 31, 2013, to the seller of SM Canada during the fourth quarter of 2013. In connection with our acquisition of Cejon Inc, Cejon Accessories, Inc. and New East Designs, LLC (collectively "Cejon") on May 25, 2011, we are subject to potential earn-out payments to the seller of Cejon based on the annual performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The first such payment was made to the seller of Cejon in the third quarter of 2012. A second earn-out payment based on the performance of Cejon for the twelve-month period ending on June 30, 2013 was made in the third quarter of 2013. In connection with our acquisition of Big Buddha, Inc., which closed in the first fiscal quarter of 2010, we made a final earn-out payment to the seller of Big Buddha, Inc. in the third quarter of 2013 based on the performance of Big Buddha for the twelve month period ended on March 31, 2013.
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
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three and nine months ended September 30, 2013. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
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
As of September 30, 2013, we held marketable securities valued at $112,279, which consist primarily of corporate bonds and marketable equity securities. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

Certain legal proceedings in which we are involved are discussed in Note O to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and in Part I, Item 3 of that Annual Report, which was filed with the SEC on March 1, 2013, as well as in Note T to the Condensed Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and in Part II, Item 1 of that Quarterly Report, which was filed with the SEC on May 10, 2013, and in Note T to the Condensed Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and in Part II, Item 1 of that Quarterly Report, which was filed with the SEC on August 8, 2013.  The following discussion is limited to recent developments concerning certain of our legal proceedings and should be read in conjunction with our earlier SEC reports.  Unless otherwise indicated, all proceedings discussed in earlier reports, which are not indicated therein as having been dismissed remain outstanding as of September 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended September 30, 2013, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note M to the Condensed Consolidated Financial Statements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2013 - 7/31/13	373,500	$33.71	373,500	$126,735
8/1/2013 - 8/31/13	351,294	$35.97	351,294	$114,097
9/1/2013 - 9/30/13	317,850	$36.09	317,850	$102,625
Total	1,042,644	$35.20	1,042,644	$102,625

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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

DATE: November 8, 2013

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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