Form 10-K
period 2013-12-31
STEVEN MADDEN, LTD.
filed 2014-02-27
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes  ☐   No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2,147,439,000 (based on the closing sale price of the registrant's common stock on that date as reported on The NASDAQ Global Select Market).
The number of outstanding shares of the registrant's common stock as of February 26, 2014 was 66,841,151 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 2014 ANNUAL MEETING OF STOCKHOLDERS.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” (as that term is defined in the federal securities laws), which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with regard to future revenue, projected 2014 results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives and other future events. More generally, forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K.
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

PART I
ITEM 1     BUSINESS
($ in thousands, except share and per share data)
Overview

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags and accessories and license our trademarks for use in connection with the manufacture, marketing and sale of various products of our licensees. Our products are marketed through our retail stores and our e-commerce websites, as well as better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants and catalog retailers throughout the United States and Canada. In addition, we have special distribution arrangements for the marketing of our products in Asia, Europe, the Middle East, Mexico, India, South Africa and South and Central America. We offer a broad range of updated styles designed to establish or complement and capitalize on market trends. We have established a reputation for design creativity and our ability to offer quality products in popular styles at affordable prices, delivered in an efficient manner and time frame.
Steven Madden, Ltd. was incorporated as a New York corporation on July 9, 1990, reincorporated under the same name in Delaware in November 1998 and completed its initial public offering in December 1993. Shares of Steven Madden, Ltd. common stock, $.0001 par value per share, currently trade on the NASDAQ Global Select Market under the symbol “SHOO”. Our principal executive offices are located at 52-16 Barnett Avenue, Long Island City, NY 11104. Our telephone number is (718) 446-1800 and our website address is http://www.stevemadden.com.
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
Fiscal year 2013 represents the fifth consecutive year that the Company achieved record sales and earnings. Net sales for 2013 increased 7% to $1,314,223 from $1,227,072 in the same period of last year. Net income attributable to Steven Madden,

Ltd. increased 10% to $132,007 in 2013 compared to $119,626 in the same period of last year. Diluted earnings per share in 2013 increased to $1.98 per share on 66,836,000 diluted weighted average shares outstanding compared to $1.81 per share on 66,255,000 diluted weighted average shares outstanding in the prior year.

On August 19, 2013 our Board of Directors declared a three-for-two stock split of the Company's outstanding shares of common stock, effected in the form of a stock dividend on the Company's outstanding common stock. Stockholders of record at the close of business on September 20, 2013 received one additional share of Steven Madden. Ltd., common stock for every two shares of common stock owned on that date. The additional shares were distributed to the Company's stockholders on October 1, 2013. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives effect to this stock split, applied retroactively.

Product Distribution Segments

Our business is comprised of five distinct segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing.
Our Wholesale Footwear segment is comprised of the following brands: Steve Madden Women's®, Madden Girl®, Steve Madden Men's®, Steven, l.e.i.® (under license), Olsenboye® (under license), Stevies®, Steve Madden Kids®, Madden®, Betsey Johnson® shoes, Report®, Superga® (under license), and includes our International business and certain private label footwear business. Our Wholesale Accessories segment includes Big Buddha, Betseyville, Betsey Johnson, Steve Madden, Steven, Cejon and, through a license agreement Olsenboye® accessories brands and includes our International business and certain private label accessories business. Steven Madden Retail, Inc., our wholly-owned retail subsidiary, operates Steve Madden, Steven and Superga retail stores and Steve Madden, Superga, Betsey Johnson and FREEBIRD by Steven e-commerce websites. The First Cost segment represents activities of a subsidiary that earns commissions for serving as a buying agent for footwear products under private labels for many of the country's large mass-market merchandisers, shoe chains and other value priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden and Steven by Steve Madden marks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery, women's fashion apparel, jewelry, watches and luggage. In addition, we license our Betsey Johnson® and Betseyville® marks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

Wholesale Footwear Segment

Steve Madden Women's. We design, source and market our Steve Madden brand to department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers and catalog retailers throughout the United States and Canada. The Steve Madden brand has become a leading life-style brand in the fashion conscious marketplace. To serve our customers (primarily women ages 16 to 35), Steve Madden Women's offers fashion forward footwear designed to appeal to customers seeking exciting, new footwear designs at affordable prices. New products for Steve Madden Women's are test marketed at Company-owned retail stores. Typically, within a few days, we can determine if the test product appeals to our customers. This enables us to use our flexible sourcing model to rapidly respond to changing trends and customer preferences, which we believe is essential for success in the fashion industry.
Madden Girl. We design, source and market a full collection of directional young women's shoes under the Madden Girl brand. Madden Girl is geared for young women ages 13 to 20, and is an “opening price point” brand currently sold at major department stores, mid-tier retailers and specialty stores.
Steve Madden Men's. We design, source, and market a lifestyle collection of men's footwear for the fashion forward man, ages 18 to 45 years old, under the Steve Madden® brand. Retail channels include major department stores, mid-tier department stores, better specialty stores, online retailers and independent shoe stores throughout the United States.  Price points for Steve Madden Men's products range from $70 to $150 at retail.
Madden. The Madden brand is a streetwear focused collection of footwear geared to meet the trend directions of the 13 to 21 year old fashion consumer. Madden products range from $45 to $85 and are sold to national specialty stores, better department stores, mid tier department stores, online retailers and independent specialty stores.
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
Stevies and Steve Madden Kids. Our Stevies® and Steve Madden Kids brands are designed, sourced and marketed to appeal to young girls, ages six to 12, and are sold at department stores, specialty stores, online retailers and independent boutiques throughout the United States.
Betsey Johnson Shoes. On October 5, 2010, the Company acquired the Betsey Johnson® trademark and substantially all other intellectual property of Betsey Johnson LLC. The Betsey Johnson® and Betseyville shoe brands are distributed through department stores such as Nordstrom, Dillard's and J.C. Penney and online retailers such as Amazon.com and Zappos.
Superga. On February 9, 2011, the Company entered into a license agreement with Basic Properties America Inc. and BasicNet S.p.A., for the use of the Superga® trademark in connection with the marketing and sale of footwear. Founded in Italy in 1911, Superga is known for fashion sneakers that come in a wide range of colors, fabrics and prints.
FREEBIRD by Steven. We design, source, and market a full collection of handcrafted, Goodyear welted boots.  The designs are inspired by vintage Americana and created using time-honored craftsmanship.   The FREEBIRD by Steven® collection conveys a unique fashion life style that transcends many generations.  Price points for FREEBIRD by Steven range from $195 to $450 and are currently sold at major department stores, mid-tier retailers, and specialty boutiques.
Report. The Report and Report Signature brand was part of our May 2011 acquisition of Topline Corporation ("Topline"). We design, manufacture, market and sell our Report brand to major department stores, mid-tier department stores and independently owned boutiques throughout the United States.
Mad Love. Formed in April 2011 as a joint venture, the Mad Love® brand is an exclusive beach-to-the-street life style brand for Target, created to appeal to women with a young attitude and active life style.

International Division. Prior to 2009, our international business (the “International Division”) operated under the “first cost” model and, as a result, the revenues derived from the International Division business were included in Commissions and Licensing Fees in the Consolidated Statements of Income included in our Financial Statements. In order to improve operating efficiencies, and to give our international partners better visibility in the process, as of January 2009, we have changed the operating model for our International Division to the “wholesale” model. The International Division ships products to Asia, Canada, Europe, the Middle East, Mexico, South Africa, India and Central and South America.

Private label business. We design, source and market private label footwear primarily to specialty retailers, mid-tier chains and mass market merchants. In addition, we design, source and market footwear for third party brands, such as Material Girl® and Candies®.

Wholesale Accessories Segment
Our Wholesale Accessories segment designs, sources and markets name brands (including our Steve Madden®, Steven by Steve Madden®, Madden Girl®, Betsey Johnson®, Betseyville® and Big Buddha® brands and Olsenboye®, under license,) and private label fashion handbags and accessories to department stores, mass merchants, value priced retailers, online retailers and specialty stores throughout the United States and Canada. In addition, we market and sell cold weather accessories, fashion scarves, wraps and other trend accessories primarily under our Cejon® and the Steve Madden® brand names and private labels to department stores and specialty stores.

Retail Segment

As of December 31, 2013, the Company's wholly-owned subsidiary, Steven Madden Retail, Inc., owned and operated 121 retail stores including 97 Steve Madden full price stores, 17 Steve Madden outlet stores, two Steven stores, one Superga store and four e-commerce websites. In 2013, we opened six new full price stores, six new outlet stores, established a FREEBIRD by Steven® online store and closed our one Report store. Steve Madden stores are located in major shopping malls and in urban street locations across the United States and Canada. Comparative store sales (sales of those stores, including the e-commerce websites, that were open for all of 2013 and 2012) decreased 2.1% in fiscal year 2013. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base.
We anticipate that the Retail segment will continue to enhance the Company's overall sales and profitability while increasing recognition for our brands. Additionally, our retail stores enable us to evaluate the appeal of new products and designs to our customers and respond accordingly, which, in turn, strengthens the product development efforts of our two Wholesale segments. We expect to open between 13 and 16 new retail stores and anticipate closing three stores in 2014.

First Cost Segment

The First Cost segment earns commissions for serving as a buying agent for footwear products under private labels for many of the large mass-market merchandisers, shoe chains and other mid-tier retailers. As a buying agent, we utilize our expertise and our relationships with shoe manufacturers to facilitate the production of private label shoes to our customers' specifications. We believe that by operating in the private label, mass merchandising market, we are able to create additional non-branded sales opportunities. This leverages our overall sourcing and design capabilities. Currently, our First Cost segment earns commissions serving as a buying agent for the procurement of women's, men's and children's footwear for large retailers, including, Kohl's, K-Mart and Sears. In addition, by leveraging the strength of our Steve Madden brands and product designs, we have been able to partially recover our design, product and development costs from our suppliers.

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
See Note P to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information relating to our five operating segments.

Product Design and Development

We have established a reputation for our creative designs, marketing and trendy products at affordable price points. We believe that our future success will substantially depend on our ability to continue to anticipate and react to changing consumer demands in a timely manner. To meet this objective, we have developed what we believe is an unparalleled design process that allows us to recognize and respond quickly to changing consumer demands. Our design team strives to create designs which it believes fit our image, reflect current or future trends and can be manufactured in a timely and cost-effective manner. Most new Steve Madden products are tested in select Steve Madden retail stores. Based on these tests, among other things, management selects the Steve Madden products that are then offered for wholesale and retail distribution nationwide. We believe that our design and testing process and flexible sourcing models provide the Steve Madden brands with a significant competitive advantage allowing us to mitigate the risk of incurring costs associated with the production and distribution of less desirable designs.

Product Sourcing and Distribution

We source each of our product lines separately based on the individual design, style and quality specifications of the products in such product lines. We do not own or operate manufacturing facilities; rather, we use agents and our own sourcing office to source our products from independently owned manufacturers in China, Mexico, Brazil, Italy and India. We have established relationships with a number of manufacturers and agents in each of these countries. Although we have not entered into any long-term manufacturing or supply contracts, we believe that a sufficient number of alternative sources exist for the manufacture of our products. We continually monitor the availability of the principal materials used in our footwear, which are currently available from a number of sources in various parts of the world. We track inventory flow on a regular basis, monitor sell-through data and incorporate input on product demand from wholesale customers. We use retailers' feedback to adjust the production or manufacture of new products on a timely basis, which helps reduce the close out of slow-moving products.

We distribute our products from four third-party distribution centers, two located in California, one located in Texas, and one located in New Jersey, and through two Company-operated distribution centers located in New Jersey and Canada. By utilizing distribution facilities specializing in distribution fulfillment to effect distribution to certain wholesale accounts, Steve Madden retail stores and Internet customers, we believe that our customers are served more promptly and efficiently.

Customers

Our wholesale customers consist principally of better department stores, major department stores, mid-tier department stores, national chains, mass merchants, value priced retailers, specialty stores, online retailers and catalog retailers. Our customers include, Macy's, DSW, Kohl's, Ross, Nordstrom, Dillard's, Target, Walmart, Payless, Marshall's and TJ Maxx.

Distribution Channels
United States and Canada

We sell our products principally through department stores, specialty stores, online retailers, luxury retailers, national chains and mass merchants and in our Company-owned retail stores in the United States and Canada and our e-commerce websites. For the year ended December 31, 2013, our Retail segment and our two Wholesale segments generated net sales of approximately $209,612 and $1,104,611, or 16% and 84% of our total net sales, respectively. Each of these distribution channels is described below.
Steve Madden and Steven Retail Stores. As of December 31, 2013, we operated 97 Steve Madden full price stores, 17 Steve Madden outlet stores, two Steven stores, one Superga store and four e-commerce websites. We believe that our retail stores will continue to enhance overall sales, profitability, and our ability to react to changing consumer trends. Our stores are also a marketing tool that allows us to strengthen brand recognition and to showcase selected items from our full line of branded and licensed products. Furthermore, our retail stores provide us with venues through which to test and introduce new products, designs and merchandising strategies. Specifically, we often test new designs at our Steve Madden retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, we have been able to leverage sales information gathered at Steve Madden retail stores to assist our wholesale customers in order placement and inventory management.
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
Department Stores. We currently sell to over 2,500 doors of 17 department stores throughout the United States and Canada. Our major accounts include Macy's, Nordstrom, Dillard's, Lord & Taylor and Bloomingdale's.
We provide merchandising support to our department store customers including, in-store fixtures and signage, supervision of displays and merchandising of our various product lines. Our wholesale merchandising effort includes the creation of in-store concept shops in which a broader collection of our branded products are showcased. These in-store concept shops create an environment that is consistent with our image and are designed to enable the retailer to display and sell a greater volume of our products per square foot of retail space. In addition, these in-store concept shops encourage longer term commitment by the retailer to our products and enhance consumer brand awareness.
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
National chains and mass merchants. We currently sell to national chains and mass merchants throughout the United States and Canada. Our major accounts include Target, Walmart, Kmart, JC Penney, Kohl's and Sears.
Specialty Stores/Catalog Sales. We currently sell to specialty store locations throughout the United States and Canada. Our major specialty store accounts include DSW, Famous Footwear and Journeys. We offer our specialty store accounts the same merchandising, sell-through and inventory tracking support offered to our department store accounts. Sales of our products are also made through various catalogs, such as Victoria's Secret.
Internet Sales. We operate four Internet e-commerce website stores where customers can purchase numerous styles of our Steve Madden Women's, Steven, Madden Men's, FREEBIRD by Steven, Superga, and Betsey Johnson, as well as selected styles of Madden Girl, footwear and accessory products. We also sell to online retailers throughout the United States and Canada. Our major accounts include Zappos and Amazon.

International

Our products are available in many countries and territories worldwide via several retail selling and distribution agreements. Under the terms of the various agreements, the distributors and retailers purchase product from the Company and are generally required to open a minimum number of stores each year and to pay us a fee for each pair of footwear purchased and an additional sales royalty as a percentage of sales or a predetermined amount per unit of sale. Most of the distributors are required to purchase a specified minimum number of products within specified periods. The agreements we have in place expire at various times through February 14, 2031 and include automatic renewals at the distributors' option if certain conditions are met. These agreements are exclusive in their specific territories, which include Asia, the Middle East, Europe, Mexico, India, South Africa and South and Central America.

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

Marketing and Sales

We have focused on creating an integrated brand building program to establish Steve Madden as a leading designer of fashion footwear for style-conscious young women and men. Principal marketing activities include product placements in life style and fashion magazines, personal appearances by our founder and Creative and Design Chief, Steve Madden, and in-store promotions.  We continue to promote our e-commerce websites where customers can purchase products under the brands Steve Madden Women's, Steven, Madden Men's, FREEBIRD by Steven, Superga, and Betsey Johnson, as well as selected styles of Madden Girl, footwear and accessory products, as well as view exclusive content, participate in contests and “live chat” with customer service representatives. We also connect with our customers through social media forums including Twitter, Facebook and Instagram.

Management Information Systems (MIS) Operations

Sophisticated information systems are essential to our ability to maintain our competitive position and to support continued growth.  We operate on a dual AS/400 system which provides system support for all aspects of our business, including manufacturing, purchase orders, customer purchase orders, order allocations, invoicing, accounts receivable management, quick response replenishment, point-of-sale support and financial and management reporting functions.  We operate a PKMS bar coded Warehouse Management System that is integrated with a Wholesale Enterprise Resource Planning system in order to provide accurate inventory positions and quick response size replenishment for our wholesale customers.  In addition, we have installed an Electronic Data Interchange (“EDI”) system which provides a computer link between certain wholesale customers and us that enables both the customer and us to monitor purchases, shipments and invoicing.  The EDI system also improves our ability to respond to customer inventory requirements on a weekly basis.  We are currently implementing a new Company-wide enterprise resource planning ("ERP") system. Various phases of the Company-wide ERP system were rolled out in 2013 and roll-outs will continue in 2014. We expect the new Company-wide ERP system to provide greater operating efficiencies, enhance customer service and support future business growth.

Intellectual Property

Trademarks
We own numerous trademarks, including, among others:

•	Steve Madden®

•	Steve Madden plus Design®

•	STEVE MADDEN in Chinese Characters®

•	Madden Girl®

•	Madden Girl By Steve Madden®

•	Steven®

•	Steven by Steve Madden (word mark)®

•	Steven by Steve Madden (design)®

•	SM New York®

•	Madden Girl by Steve Madden®

•	Eyeshadows by Steve Madden®

•	Soho Cobbler®

•	Steve Madden Luxe®

•	Natural Comfort®

•	Arc Stripe Design®

•	Asterisk with Shaded Circle Design®

•	Trissino®

•	Torch Stripe (design)®

•	7B®

•	7B (design)®

•	Stacey and Steve®

•	Stacey and Steve Stylized Design®

•	Heart Design by Steve Madden®

•	Steve Madden and Heart Design®

•	Steve Madden's Fix® (logo and various trademarks)

•	PEACE LOVE SHOES® (logo and various trademarks)

•	Stevies®

•	Stevies by Steve Madden®

•	Stevies plus Design®

•	Big Buddha®

•	BIG BUDDHA plus Design®

•	Buddha Lux®

•	Betsey Johnson (word mark)®

•	Betsey Johnson (stylized mark)®

•	Betseyville (word mark)®

•	Betseyville (stylized mark)®

•	BETSEYVILLE BY BETSEY JOHNSON®

•	THE WILD PAIR (word mark)®

•	WILD PAIR (word mark)®

•	WILD PAIR (stylized mark)® (logo and various trademarks)

•	THE WILD PAIR plus Circle (design)®

•	Report®

•	Report Seattle®

•	Report Signature®

•	Report Girl®

•	Trend Report®

•	Topline®

•	R Report (design)®

•	R (design)®

•	R2®

•	Wild Rice®

•	Jellisy®

•	Flirt®

•	Offset Chevron (design)®

•	Mad Love®

•	Freebird by Steven®

•	Cejon®
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

Trademark Licensing
Our strategy for the continued growth of the Company's business includes expanding the Company's presence beyond footwear and accessories through the selective licensing of our brands. As of December 31, 2013, we license our Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women's fashion apparel, jewelry, watches and luggage. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, watches, swimwear, eyewear, fragrances and outerwear. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand. See Notes A and O to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional disclosure regarding these licensing arrangements.
In addition to the licensing of our trademarks, we also license from third parties trademarks used in connection with certain of our product lines. Under license from Dualstar Entertainment Group, LLC, the Company has the right to use the Olsenboye® trademark in connection with the sale and marketing of footwear and accessories. The term of the Olsenboye® license will expire on December 31, 2015. Also, we hold a license from Jones Investment Co. Inc. under which the Company has the right to use the l.e.i.® trademark in connection with the marketing and sale of women's footwear exclusively to Wal-Mart through December 31, 2014. Through a license agreement with Basic Properties America Inc. and BasicNet S.p.A we have the right to use the Superga® trademark in connection with the marketing and sale of footwear through December 31, 2022. Additionally, we license from G-III Apparel Group the Andrew Marc brand in connection with the design, manufacture and distribution of eyewear and sunglasses. The initial term of the license from G-III Apparel Group expired on July 31, 2013; however, the Company is currently in negotiations with G-III Apparel Group to extend the term of the license. Substantially all of these licensing agreements require us to make royalty and advertising payments to the licensor equal to a percentage of our net sales or a minimum royalty and advertising payment in the event that specified net sales targets are not achieved.

Employees

On February 1, 2014, we employed approximately 2,864 employees, of whom approximately 1,886 work on a full-time basis and approximately 978 work on a part-time basis. Most of our part-time employees work in the Retail segment. Approximately 1,991 of our employees are located in the United States, approximately 613 employees are located in Hong Kong and China, and approximately 260 are located in Canada. None of our employees are represented by a union. Our management considers relations with our employees to be good. The Company has never experienced a material interruption of its operations due to a labor dispute.

Seasonality

Historically, some of our businesses, including our Retail segment, have experienced holiday retail seasonality. In addition to seasonal fluctuations, our operating results fluctuate from quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of our products, product mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write downs for obsolescence, the cost of materials, the product mix among our wholesale, retail and licensing businesses, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors.

Backlog

We had unfilled wholesale customer orders of approximately $295,000 and $302,000, as of February 1, 2014 and 2013, respectively. Our backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of our core products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

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
Intense Fashion Industry Competition. The fashion footwear and accessories industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. The recent market growth in the sales of fashion footwear and accessories has encouraged the entry of many new competitors and increased competition from established companies. Many of these competitors, including Nine West, Guess, Jessica Simpson, Ugg and Aldo, may have significantly greater financial and other resources than we do and there can be no assurance that we will be able to compete successfully with other fashion footwear and accessories companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on our business, financial condition, results of operations and liquidity. We believe effective advertising and marketing, favorable branding of the Steve Madden® and our other trademarks, fashionable styling, high quality and value are the most important competitive factors and we plan to continue to employ these elements as we develop new products and businesses. Our inability to effectively advertise and market our products could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Cyclical Nature of Fashion Business. The overall fashion industry is cyclical, and purchasing tends to decline during recessionary periods when disposable income is low. Likewise, purchases of contemporary shoes and accessories tends to decline during recessionary periods and also may decline at other times. There can be no assurance that we will be able to grow or even maintain our current level of revenues and earnings, or remain profitable in the future. Continuing slow growth in the international, national or regional economies and uncertainties regarding future economic prospects, among other things, could affect consumer spending habits. The volatility and disruption of global economic and financial market conditions that began in 2008 has caused lingering declines in consumer confidence and spending in the United States and internationally. A further deterioration or a continued weakness of economic and financial market conditions for an extended period of time could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
Economic Uncertainty and Political Risks. Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products. We believe that declining consumer confidence accompanied with the tightening of credit standards, higher energy and food prices and unemployment rates and a decrease in consumers' disposable income has negatively impacted the level of consumer spending for discretionary items during the years ended December 31, 2013, 2012 and 2011. During the three year period ended December 31, 2013, we achieved revenue growth in both our Wholesale and Retail segments but we cannot assume that this will be maintained. A continued weak economic environment could have a negative effect on the Company's sales and results of operations during the year ending December 31, 2014 and thereafter. In addition the unstable political conditions in the Middle East and some other parts of the world, including potential or actual international conflicts, or the continuation or escalation of terrorism, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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
Dependence Upon Significant Customers. Our customers consist principally of better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants and catalog retailers. Certain of our department store customers, including some under common ownership, account for significant portions of our wholesale business. We generally enter into a number of purchase order commitments with our customers for each of our lines every season and do not enter into long-term agreements with any of our customers. Therefore, a decision by a significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us or to change its manner of doing business could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Risks Associated with Extending Credit to Customers. We sell our products primarily to retail stores across the United States and extend credit based on an evaluation of each customer's financial condition, usually without collateral. Various retailers, including some of our customers, have experienced financial difficulties as a result of the financial crisis that began in 2008, which has increased the risk of extending credit to such retailers. However, our losses due to bad debts have been limited. Pursuant to the terms of our collection agency agreement, our factor, Rosenthal & Rosenthal, Inc., currently assumes the credit risk related to approximately 57% of our trade accounts receivable. In addition, we have letters of credit for approximately 19% of our trade accounts receivable. Still, if any of our customers experiences a shortage of liquidity, the risk that the customer's outstanding payables to us would not be paid could cause us to curtail business with the customer or require us to assume more credit risk relating to the customer's account payable.
Risks Associated with Expansion of Retail Business. Our continued growth depends to a significant degree on whether we are successful in further developing and marketing our brands, and creating new brands, product categories and businesses that are appealing to our customers. The operation of company-owned Steve Madden and Steven stores is a significant part of our growth strategy. During the year ended December 31, 2013, we opened six new full-price stores, six new outlet stores, established FREEBIRD by Steven online store and closed our one Report store. We have plans to open between 13 and 16 new retail stores and anticipate closing three stores in 2014. Our future expansion plan includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by us in our existing markets. There can be no assurance that we will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. Our retail expansion is dependent on the performance of our wholesale and retail operations, generally, as well as on a number of other factors, including our ability to:

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
Foreign Sourcing and Manufacturing. Virtually all of our products are purchased through arrangements with a number of foreign manufacturers, primarily from China, Mexico, Brazil, Italy and India. During 2013, approximately 85% of our total purchases were from China. Risks inherent in foreign operations including work stoppages, transportation delays and interruptions and changes in social, political and economic conditions, can result in the disruption of trade from the countries in which our manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. While we believe that we manage our exposure to the risk that any such economic or political condition will materially affect our ability to purchase products because we are aware of a variety of materials and alternative sources that are available, we cannot be certain that we will be able to identify such alternative materials and/or sources without delay or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Impact of Custom Duties and Other Import Regulations. Virtually all of our products imported and subject to United States custom duties. The United States and the countries in which our products are produced or sold, from time to time, impose new quotas, duties, tariffs or other restrictions on imports or exports, may adversely adjust prevailing quotas, duties or tariff levels, or impose sanctions in the form of additional duties to remedy perceived illegal actions, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Manufacturers' Inability to Manufacture Our Goods in a Timely Manner or Meet Quality Standards. As is common in the footwear and accessories industries, we contract with foreign manufactures virtually all of our products to our specifications. We do not own or operate any manufacturing facilities and, therefore, we are dependent upon third parties for the manufacture of all of our products. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which, in turn, could result in cancellation of orders, refusal to accept deliveries, a reduction in purchase prices and, ultimately, termination of a customer relationship, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.
New rules relating to “conflict minerals” will require the Company to incur additional expenses and could adversely affect our business. The SEC has promulgated final rules mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring the disclosure of the use of tantalum, tin, tungsten and gold, known as “conflict minerals,” included in products either manufactured by public companies or as to which public companies have contracted for the manufacture. These new rules, adopted in an effort to prevent inadvertent support of armed conflict in the Democratic Republic of Congo and certain adjoining countries (collectively, the “DRC”), require companies to investigate their supply chains to determine whether these minerals are present in their products and, if so, from where the minerals originated. The rules also require disclosure and annual reporting as to whether or not conflict minerals, if used in the manufacture of the products offered, originated from the DRC. Compliance with these rules could adversely affect the sourcing, supply and pricing of materials used in our products. We currently require our manufacturers to comply with policies addressing legal and ethical concerns relating to labor, employment, political and social matters including restrictions on the use of conflict minerals. Violation of these policies by our manufacturers could harm our reputation, disrupt our supply chain and/or increase our cost of goods sold. Additionally, violation by our manufacturers could cause us to face disqualification as a supplier for our customers and suffer reputational challenges. Due to the complexity of our supply chain, compliance with the rules requires significant efforts from a cross-operational team and diverts our management and personnel and results in potential costs of additional staff. Any of the foregoing could adversely affect our sales, net earnings, business and financial condition and results of operations.
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
Manufacturers' Failure to Use Acceptable Labor Practices~~.~~ and Comply with Local Laws and Other Standards. Our products are manufactured by numerous independent manufacturers outside of the United States. We also have license agreements that permit our licensees to manufacture or contract to manufacture products using our trademarks. We impose, and require that our licensees impose, on these manufacturers environmental, health, and safety standards for the benefit of their labor force. In addition, we require these manufacturers to comply with applicable standards for product safety. However, we do not control our independent manufacturers or licensing partners or their labor, product safety and other business practices and, from time to time, our independent manufacturers may not comply with such standards or applicable local law or our licensees may not require their manufacturers to comply with such standards or applicable local law. The violation of such standards and laws by one of the independent manufacturers with whom we contract or by one of our licensing partners, or the divergence of a manufacturer's or a licensing partner's labor practices from those generally accepted as ethical in the United States, could harm our reputation, result in a product recall or require us to curtail our relationship with and locate a replacement for such manufacturer, which, as noted in the immediately preceding risk factor, could be challenging. Any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
Extreme or unseasonable weather conditions in locations in which we or our customers and suppliers are located could adversely affect our business. Our corporate headquarters and principal operational locations, including retail, distribution and warehousing facilities, may be subject to natural disasters and other severe weather and geological events that could disrupt our operations. The occurrence of such natural events may result in sudden disruptions in business conditions of the local economies affected, as well as of the regional and global economies, and may result in decreased demand for our products and disruptions in our management functions, sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business, financial condition and results of operations. Extreme weather events and changes in weather patterns can also influence customer trends and shopping habits.  Extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season may diminish demand for our seasonal merchandise.  Heavy snowfall, hurricanes or other severe weather events in the areas in which our retail stores and the retail stores of our wholesale customers are located may decrease customer traffic in those stores and reduce our sales and profitability.  If severe weather events force closure of or disrupt operations at the distribution centers we use for our merchandise, we could incur higher costs and experience longer lead times to distribute our products to our retail stores, wholesale customers or e-commerce customers.  If prolonged, such extreme or unseasonable weather conditions could adversely affect our business, financial condition and results of operations.
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
Disruption of Information Technology Systems and Websites. We are heavily dependent upon our information technology systems to record and process transactions and manage and operate all aspects of our business ranging from product design and testing, production, forecasting, ordering, manufacturing, transportation, sales and distribution, invoicing and accounts receivable management, quick response replenishment, point of sale support and financial management reporting functions In addition, we have e-commerce and other Internet websites. Given the nature of our business and the significant number of transactions that we engage in on an annual basis, it is essential that we maintain constant operation of our information technology systems and websites and that these systems and our websites operate effectively. We depend on our in-house information technology employees and outside vendors to maintain and periodically upgrade these systems and our websites to support the growth of our business. Despite our preventative efforts, our information technology systems and websites are vulnerable from time to time to damage or interruption from events such as difficulties in replacing or integrating new systems, computer viruses, security breaches and power outages. Cyber security attacks are becoming increasingly sophisticated and run the gamut from malicious software to electronic security breaches to corruption of data and beyond. We are continually evaluating, improving and upgrading our information technology systems and websites in an effort to address these concerns. Any such problems or interruptions may result in loss of valuable business data, our customers' or employees' personal information, disruption of our operations and other adverse impact to our business and require significant expenditures by us to remediate any such failure, problem or breach. In addition, we must comply with increasingly complex regulatory standards enacted to protect business and personal data and an inability to maintain compliance with these regulatory standards could subject us to legal risks and penalties.
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
Exposure to Foreign Currency Fluctuations. We make approximately 90% of our purchases in U.S. dollars. However, we source substantially all of our products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Location	Leased/Owned	Primary Use	Approximate Area Square Feet
Dongguan, Guangdong Province, China	Leased	Offices and sample production	180,000
Long Island City, NY	Leased	Executive offices	66,600
Bayonne, NJ	Leased	Warehouse	50,000
Bellevue, WA	Leased	Offices, Topline	41,500
Montreal, Canada	Leased	Offices, warehouse	27,000
Putian City, Guangdong Province, China	Leased	Offices	23,800
New York, NY	Leased	Offices and showroom, Accessories	20,000
New York, NY	Leased	Showroom	14,000
New York, NY	Leased	Offices, Cejon	12,400
Long Island City, NY	Leased	Storage	7,200
New York, NY	Leased	Offices, Accessories private label	6,500
New York, NY	Leased	Showroom, Topline	6,400
Guangdong Province, China	Leased	Offices	4,800
Los Angeles, CA	Leased	Showroom	4,600
Kwai Chung, Hong Kong	Leased	Offices	3,800
Long Island City, NY	Owned	Other	2,200

All of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of ten years. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes over the base year. The current terms of our retail store leases expire as follows:

Years Initial Lease Terms Expire	Number of Stores
2014	5
2015	8
2016	4
2017	12
2018	10
2019	11
2020	4
2021	13
2022	20
2023	23
2024	6
2025	1

ITEM 3     LEGAL PROCEEDINGS

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

On or about May 17, 2013, a law firm purporting to represent Mark Ioffe served a demand letter on the Company's Board of Directors (the “Demand Letter”). The allegations in the Demand Letter are substantively the same as the claims made in the Actions in which the Court entered a judgment of dismissal. The Demand Letter provides that should the Board of Directors fail to take the actions demanded within a reasonable period of time or refuse to take such actions, Mr. Ioffe would commence a shareholder derivative action on behalf of the Company. In response to the Demand Letter, the Board of Directors has formed a special committee consisting of Board members Richard P. Randall, Peter Migliorini and Ravi Sachdev to, among other things, investigate and evaluate the various demands, allegations and requests for action contained in the Demand Letter. The special committee commenced an investigation into the matters raised in the Demand Letter and retained independent counsel to assist and advise it in connection with such investigation. After completing a thorough investigation and evaluation of its findings, the special committee reported to the Board of Directors its recommendation that the Company take no action in response to the Demand Letter. The Board accepted the recommendation of the special committee and determined that the best interests of the Company would not be served by taking any action in response to the Demand Letter.

On July 19, 2011, an individual purporting to act on behalf of a class of similarly situated individuals commenced a civil action in the United States District Court for the Central District of California, Samantha Ellison, individually and on behalf of a class of similarly situated individuals v. Steven Madden, Ltd., No. CV11-05935 (the “Ellison Action”) asserting that the Company made unsolicited commercial text calls to wireless telephone numbers of the class members in violation of the Telephone Consumers Protection Act (the "TCPA") and seeking, on behalf of the class, an injunction requiring the Company to cease all wireless text messages without prior written consent as required by the TCPA, as well as the recovery of statutory damages to the class members together with costs and reasonable attorneys' fees. The Company responded by challenging the suit on several grounds. Settlement discussions  resulted in a settlement being reached on July 30, 2012 for an aggregate gross settlement fund of $10 million, from which all of the Company's settlement obligations were to be paid, including, but not limited to, valid claims, claims administration fees, and the fees and costs of class counsel.  Following a fairness hearing, on May 7, 2013, the court entered an order granting final approval of the settlement and dismissing the Ellison Action on the merits and with prejudice.  The Company submitted an initial settlement payment of $5,000 into the settlement fund.  The Company's insurer covered 45% of the initial settlement payment of $5,000, subject to the Company's agreement to return, to the Company's insurer, its pro rata share of any remaining amounts in the settlement fund.  The claims administrator has paid all of the Company's settlement obligations from the settlement fund.  Because of the number of valid claims submitted to the claims administrator and other factors, the settlement fund did not need to be replenished by the Company with any additional amounts over and above the initial settlement payment.  The residual funds from the settlement fund, totaling approximately $1,717, have been returned to the Company, of which 45% has been returned by the Company to the Company's insurer.  Accordingly, the actual expense to the Company for the Ellison Action was approximately $1,800.

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

On November 21, 2011, U.S. Customs issued a pre-penalty notice to the Company in which it alleges that gross negligence by the Company resulted in an underpayment of duties with respect to certain pre-2002 buying agreements and claims that the Company owes $342 as an additional duty and $1,367in monetary penalties. In its February 16, 2012 response to the pre-penalty notice, the Company submitted that it owes no additional duty and, further, did not through negligence or gross negligence fail to pay any duty or engage in conduct amounting to either gross negligence or negligence. The Company requested that U.S. Customs withdraw its proposal to issue a notice of penalty and take no further adverse action against the Company. In the event that U.S. Customs is not inclined to withdraw the pre-penalty notice after review of the Company’s response, the Company has requested the opportunity to make an oral presentation to U.S. Customs prior to the issuance of a notice of penalty. In the event that U.S. Customs determines to issue a notice of penalty, the Company intends to file a petition for relief requesting a reduction of the level of culpability and mitigation of the penalty amount assessed. The maximum total amount of damages related to this matter is estimated at approximately $1,700 for which the Company has accrued $1,248.

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

Market Information. Our shares of common stock have traded on the NASDAQ Global Select Market since August 1, 2007 and were traded on the NASDAQ National Market prior to that date. The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2013 as reported by the NASDAQ Global Select Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock

	High	Low		High	Low
2013			2012
Quarter ended March 31, 2013	$31.85	$27.33	Quarter ended March 31, 2012	$30.05	$22.89
Quarter ended June 30, 2013	$33.17	$27.95	Quarter ended June 30, 2012	$29.51	$21.17
Quarter ended September 30, 2013	$37.73	$32.24	Quarter ended September 30, 2012	$30.03	$21.13
Quarter ended December 31, 2013	$39.48	$33.90	Quarter ended December 31, 2012	$29.99	$27.38

Holders. As of February 26, 2014, there were 115 holders of record of our common stock.

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

Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2013 is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases of Equity Securities. The Company's Board of Directors authorized a share repurchase program (the "Share Repurchase Program"). effective as of January 1, 2004, originally providing for share repurchases in the aggregate amount of $20 million. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. On June 18, 2013, the Board of Directors approved a continuation of the Share Repurchase Program for an additional $125 million in repurchases of the Company's common stock. During fiscal year 2013, an aggregate of 3,000,167 shares of the Company's common stock was repurchased, in the open market, under the Share Repurchase Program, at an average per share price of $34.06, for an aggregate purchase price of approximately $102 million. At December 31, 2013, an aggregate of approximately $70 million remained available for future repurchases of our common stock under the Share Repurchase Program. The program has no set expiration date. The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended December 31, 2013, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2013- 10/31/2013	374,350	$35.20	374,350	$89,448
11/1/2013- 11/30/2013	301,158	$38.14	301,158	$77,962
12/1/2013- 12/31/2013	220,270	$36.52	220,270	$69,918
Total	895,778	$36.51	895,778	$69,918

Performance Graph. The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2008, and ending on December 31, 2013, with the cumulative total return on the Russell 2000 Index and the S&P 500 Footwear Index. The comparison assumes that $100 was invested on December 31, 2008 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Steven Madden, Ltd.	$100.00	$193.35	$293.35	$363.92	$445.89	$578.96
Russell 2000 Index	$100.00	$127.09	$161.17	$154.44	$179.75	$249.53
S&P 500 Footwear Index	$100.00	$132.08	$173.33	$198.42	$215.60	$333.10

ITEM 6     SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements. The Income Statement Data relating to 2013, 2012 and 2011, and the Balance Sheet data as of December 31, 2013 and 2012 should be read in conjunction with the information provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

	INCOME STATEMENT DATA Year Ended December 31, (in thousands, except per share data)
	2013	2012	2011	2010	2009
Net sales	$1,314,223	$1,227,072	$968,549	$635,418	$503,550
Cost of sales	831,847	771,370	606,601	359,564	287,361
Gross profit	482,376	455,702	361,948	275,854	216,189
Commissions and licensing fee income - net	15,632	15,395	18,715	22,629	19,928
Operating expenses	(295,223)	(283,689)	(226,893)	(176,859)	(157,149)
Impairment charges and provision for litigation	983	(8,432)	—	—	—
Income from operations	203,768	178,976	153,770	121,624	78,968
Interest income	4,228	3,067	4,885	4,208	2,096
Interest expense	(128)	(49)	(51)	(4)	(93)
Other income (expense) - net	1,083	2,193	188	29	(182)
Income before provision for income taxes	208,951	184,187	158,792	125,857	80,789
Provision for income taxes	75,666	64,623	61,591	50,132	30,682
Net income	133,285	119,564	97,201	75,525	50,107
Net (income) loss attributable to non-controlling interests	(1,278)	62	118	—	—
Net income attributable to Steven Madden, Ltd.	$132,007	$119,626	$97,319	$75,725	$50,107
Basic income per share	$2.04	$1.85	$1.53	$1.22	$0.82
Diluted income per share	$1.98	$1.81	$1.50	$1.19	$0.81
Basic weighted average shares of common stock	64,583	64,529	63,396	62,216	60,903
Effect of dilutive securities - options and restricted stock	2,253	1,726	1,463	1,450	939
Diluted weighted average shares of common stock outstanding	66,836	66,255	64,859	63,665	61,842

	BALANCE SHEET DATA At December 31,
	2013	2012	2011	2010	2009
Total assets	$880,241	$804,039	$639,786	$447,696	$326,859
Working capital	342,142	306,776	211,649	138,636	139,007
Noncurrent liabilities	46,898	43,161	29,940	18,697	6,710
Stockholders' equity	$678,840	$626,400	$474,758	$357,298	$267,787

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

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively the “Company”) design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell name brand and private label fashion handbags and accessories, through our Accessories Division. We market and sell our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers, catalog retailers and in our retail stores and our e-commerce websites throughout the United States and Canada and under special distribution arrangements in Asia, Europe, the Middle East, Mexico, India, South Africa and Central and South America. Our product line includes a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

Our business is comprised of five distinct segments (Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing). Our Wholesale Footwear segment includes the following brands: Steve Madden Women's®, Madden Girl®, Steve Madden Men's®, Steven, Betsey Johnson®, Olsenboye® (under license), Stevies®, Steve Madden Kids®, Superga® (under license), Madden®, Report®, l.e.i.® (under license), and includes our private label footwear and International businesses. Our Wholesale Accessories segment includes Steve Madden, Steven by Steve Madden, Big Buddha, Betseyville, Betsey Johnson, Cejon and, through a license agreement, Olsenboye® accessories brands and includes our private label accessories business. Steven Madden Retail, Inc., our wholly-owned retail subsidiary, operates Steve Madden, Steven and Superga retail stores as well as our four e-commerce websites (www.stevemadden.com, www.superga-usa.com, www.betseyjohnson.com and www. freebirdbysteven.com). The First Cost segment earns commissions for serving as a buying agent for footwear products under private labels for many of the country's large mass-market merchandisers, shoe chains and other value priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery, and women's fashion apparel, jewelry, watches and luggage. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

On August 19, 2013, the Company's Board of Directors declared a three-for-two stock split of the Company's outstanding shares of common stock, effected in the form of a stock dividend on the Company's outstanding common stock. Stockholders of record at the close of business on September 20, 2013 received one additional share of Steven Madden. Ltd. common stock for every two shares of common stock owned on that date. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. The additional shares were distributed to the Company's stockholders on October 1, 2013. All share and per share data provided herein gives effect to this stock split, applied retroactively.

Fiscal year 201 represents the fifth consecutive year that the Company achieved record sales and earnings. Net sales for 2013 increased 7% to $1,314,223 from $1,227,072 in the same period of last year. Net income increased 10% to $132,007 in 2013 compared to $119,626 in the same period of last year. The Company's effective tax rate for 2013 increased to 36.2% compared to 35.1% recorded in 2012 due primarily to a reduction in the tax benefit in 2013 related to the portion of earnings from the Company's foreign operations that have been invested indefinitely. Diluted earnings per share in 2013 increased to $1.98 per share on 66,836,000 diluted weighted average shares outstanding compared to $1.81 per share on 66,255,000 diluted weighted average shares outstanding in the prior year.

In our Retail segment, same store sales (sales of those stores, including the e-commerce websites, that were in operation throughout 2013 and 2012) decreased 2.1%, and sales per square foot decreased to $823 in 2013 compared to sales per square foot of $890 in 2012. As of December 31, 2013, we had 121 stores in operation, compared to 109 stores as of December 31, 2012. In 2013, we made significant progress on our strategic initiative to expand our outlet business. During 2013, we introduced six new outlet locations bringing our total to 17.
Our total inventory turnover was 10.3 times compared to 10.6 times in the comparable period of last year. Our accounts receivable average collection days were 64 days in 2013 compared to 66 days in 2012, primarily due to standardization of payment terms with certain customers. As of December 31, 2013, we had $292,133 in cash, cash equivalents and marketable securities, no short or long-term debt and total stockholders’ equity of $678,840. Working capital increased to $342,142 as of December 31, 2013, compared to $306,776 on December 31, 2012.
The following tables set forth information on operations for the periods indicated:

	Years Ended December 31 ($ in thousands)
	2013		2012		2011
CONSOLIDATED:
Net sales	$1,314,223	100.0%	$1,227,072	100.0%	$968,549	100.0%
Cost of sales	831,847	63.3%	771,370	62.9%	606,601	62.6%
Gross profit	482,376	36.7%	455,702	37.1%	361,948	37.4%
Other operating income – net of expenses	15,632	1.2%	15,395	1.3%	18,715	1.9%
Operating expenses	295,223	22.5%	283,689	23.1%	226,893	23.4%
Impairment charges and provision for litigation	983	0.1%	8,432	0.7%	—	—%
Income from operations	203,768	15.5%	178,976	14.6%	153,770	15.9%
Interest and other income – net	5,183	0.4%	5,211	0.4%	5,022	0.5%
Income before income taxes	208,951	15.9%	184,187	15.0%	158,792	16.4%
Net income attributable to Steven Madden, Ltd.	132,007	10.0%	119,626	9.7%	97,319	10.0%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$860,448	100.0%	$794,486	100.0%	$636,809	100.0%
Cost of sales	596,584	69.3%	544,939	68.6%	431,430	67.7%
Gross profit	263,864	30.7%	249,547	31.4%	205,379	32.3%
Operating expenses	146,175	17.0%	145,221	18.3%	118,703	18.6%
Income from operations - before impairment charges and provision for litigation	117,689	13.7%	104,326	13.1%	86,676	13.6%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$244,163	100.0%	$241,339	100.0%	$176,824	100.0%
Cost of sales	154,856	63.4%	154,284	63.9%	115,350	65.2%
Gross profit	89,307	36.6%	87,055	36.1%	61,474	34.8%
Operating expenses	44,569	18.3%	45,679	18.9%	33,465	18.9%
Income from operations - before impairment charges and provision for litigation	44,738	18.3%	41,376	17.1%	28,009	15.8%

RETAIL SEGMENT:
Net sales	$209,612	100.0%	$191,247	100.0%	$154,916	100.0%
Cost of sales	80,407	38.4%	72,147	37.7%	59,821	38.6%
Gross profit	129,205	61.6%	119,100	62.3%	95,095	61.4%
Operating expenses	104,479	49.8%	92,789	48.5%	74,725	48.2%
Income from operations - before impairment charges and provision for litigation	24,726	11.8%	26,311	13.8%	20,370	13.1%

Number of stores	121		109		84

FIRST COST SEGMENT:
Other commission income – net of expenses	$7,988	100.0%	$7,778	100.0%	$9,795	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$7,644	100.0%	$7,617	100.0%	$8,920	100.0%

RESULTS OF OPERATIONS
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Consolidated:
Total net sales for the year ended December 31, 2013 increased by 7% to $1,314,223 from $1,227,072 for fiscal year 2012. For the year ended December 31, 2013, gross margin as a percentage of net sales was 36.7% compared to 37.1% in the prior year. Operating expenses increased in 2013 to $295,223 from $283,689 in 2012. As a percentage of sales, operating expenses decreased to 22.5% in the year ended December 31, 2013 compared to 23.1% in the previous year. Commission and licensing fee income slightly increased to $15,632 in 2013 compared to $15,395 in 2012. During the year ended December 31, 2013, income from operations increased to $203,768 and net income attributable to Steven Madden, Ltd. increased to $132,007 compared to income from operations of $178,976 and net income of $119,626 in 2012.

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment was $860,448, or 65%, and $794,486, or 65%, of our total net sales for the years ended December 31, 2013 and 2012, respectively. This represents a $65,962, or 8.3% increase year over year. Excluding sales attributable to SM Canada business in each year, organic net sales growth was 7.8%. Organic net sales growth was driven by a $50,087 or 17.9% increase in net sales in our wholesale private label business, as well as a $8,595 or 15.3% net sales increase in our International business. In addition, our Steve Madden Women's, Madden Girl, Steve Madden Kids, Steve Madden Men's brands realized increased sales revenue in 2013. Finally, our new FREEBIRD by Steven brand, which began shipping in the fourth quarter of 2012 contributed to the net sales increase. These increases were partially offset by a decline in our Topline business reflecting the loss of two private label customers that are competitors of Steve Madden and elected not to go forward with the Company following the Topline acquisition.

Gross profit margin decreased to 30.7% in 2013 from 31.4% in the prior year, primarily due to sales increase in the lower-margin private label and international businesses. In the year ended December 31, 2013, operating expenses was $146,175 compared to $145,221 in the same period of 2012. As a percentage of sales, operating expenses improved to 17.0% in 2013 from 18.3% in 2012, reflecting cost control and operating expense leverage from increased sales. Income from operations for the Wholesale Footwear Segment increased to $117,689 for the year ended December 31, 2013 compared to $104,326 for the year ended December 31, 2012.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $244,163 or 19%, and $241,339 or 20% of total Company net sales for the years ended December 31, 2013 and 2012, respectively. This represents a $2,824, or 1% increase year over year primarily driven by double digit sales growth in Steve Madden® and Betsey Johnson® handbags, partially offset by declines in belts and cold weather accessories.

Gross profit margin in the Wholesale Accessories segment increased to 36.6% in 2013 from 36.1% in the prior year primarily due to improvements in sales of cold weather accessories as well as significant sales growth of our Steve Madden® and Betsey Johnson® handbag businesses, which achieve higher gross margins. In the year ended December 31, 2013, operating expenses decreased to $44,569 compared to $45,679 in the year ended December 31, 2012, primarily reflecting lower payroll related costs in addition to cost control. As a percentage of sales, operating expenses improved to 18.3% in 2013 from 18.9%in 2012. Income from operations for the Wholesale Accessories segment increased 8% to $44,738 in 2013 compared to $41,376 in 2012.

Retail Segment:

Net sales generated by the Retail segment accounted for $209,612, or 16%, and $191,247, or 16%, of total Company net sales for the years ended December 31, 2013 and 2012, respectively, which represents a $18,365 or 10% increase, year over year. This increase is primarily due to the addition of retail stores since the fourth quarter of 2012, partially offset by a decline of 2.1% in comparable store sales. We opened 12 new stores, closed our one Report store, and established a FREEBIRD by Steven e-commerce store during the year ended December 31, 2013. As a result, we had 121 retail stores as of December 31, 2013, compared to 109 stores as of December 31, 2012. The 121 stores currently in operation include 97 Steve Madden full price stores, 17 Steve Madden outlet stores, two Steven stores, one Superga store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open for all of 2013 and 2012) for the year ended December 31, 2013 decreased 2.1% when compared to the prior year. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base. During the year ended December 31, 2013, gross margin decreased to 61.6% from 62.3% in 2012. Excluding the impact of the acquisition of SM Canada, gross profit margin decreased to 60.4% from 61.6%. In 2013, operating expenses increased to $104,479 from $92,789 in 2012 primarily due to the incremental cost associated with the net year-over-year increase of our 11 net new retail stores and one e-commerce site. As a percentage of sales, operating expenses increased to 49.8% in 2013 from 48.5% in the prior year. For the year ended December 31, 2013, income from operations for the Retail segment decreased to $24,726 compared to $26,311 in the prior year.

First Cost Segment:

The First Cost segment generated income from operations of $7,988 for the year ended December 31, 2013, compared to $7,778 in 2012.
Licensing Segment:
During the year ended December 31, 2013, licensing income of $7,644 was flat compared to the prior year income of$7,617.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

Consolidated:

Total net sales for the year ended December 31, 2012 increased by 27% to $1,227,072 from $968,549 for fiscal year 2011. For the year ended December 31, 2012, gross margin as a percentage of net sales decreased to 37.1% compared to 37.4% in the prior year. Operating expenses increased in 2012 to $283,689 from $226,893 in 2011, primarily due to incremental costs associated with our new Topline and Cejon businesses (both acquired in May 2011) and our new SM Canada business (acquired in February 2012). As a percentage of sales, operating expenses decreased to 23.1% in the year ended December 31, 2012 compared to 23.4% in the previous year. In 2012, we recorded impairment charges of $5,932 related to the bankruptcies of Betsey Johnson LLC and Bakers, and recorded an expense of $2,500 for the settlement of a class action lawsuit. Commission and licensing fee income decreased to $15,395 in 2012 compared to $18,715 in 2011, partially due to a $852 bad debt expense related to the Bakers bankruptcy. During the year ended December 31, 2012, income from operations increased to $178,976 and net income attributable to Steven Madden, Ltd. increased to $119,626 compared to income from operations of $153,770 and a net income attributable to Steven Madden, Ltd. of $97,319 in 2011.

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment was $794,486, or 65%, and $636,809, or 66%, of our total net sales for the years ended December 31, 2012 and 2011, respectively. This represents a $157,678, or 24.8% increase year over year. The increase reflects $103,285 due to our SM Canada business acquired during 2012 and our Topline business acquired in May 2011. Excluding sales attributable to Topline and SM Canada business in each year, organic net sales growth was 10.4%. Organic net sales growth was driven by a 40% increase in net sales in our wholesale private label business, as well as double digit sales increases in our Steve Madden® Women's brand. In addition, our Steve Madden Kids brand, Steve Madden Men's brand and our International business all realized increased sales revenue in 2012. Finally, our new Superga® brand, which began shipping in the first quarter of 2012 and our new Betseyville® shoe brand, which began shipping in the second quarter of 2012, contributed to the increase in net sales in 2012.

Gross profit margin decreased to 31.4% in 2012 from 32.3% in the prior year, primarily due to sales mix shifts as a result of the addition of the Topline business, and significant sales increases in our Target private label business and our International business, which typically achieve lower gross margins. Excluding the full year impact of Topline and our acquired SM Canada business, gross profit margin was 34.6% in 2012 and 35.3% in 2011. In the year ended December 31, 2012, operating expenses increased to $145,221 from $118,703 in the same period of 2011, primarily due to incremental costs associated with the SM Canada and Topline businesses. As a percentage of sales, operating expenses improved to 18.3% in 2012 from 18.6% in 2011, reflecting leverage from increased sales. Income from operations for the Wholesale Footwear segment increased to $104,326 for the year ended December 31, 2012 compared to $86,676 for the year ended December 31, 2011.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $241,339 or 20%, and $176,824 or 18% of total Company net sales for the years ended December 31, 2012 and 2011, respectively. This represents a $64,515, or 36.5% increase year over year. The increase in net sales reflects sales growth of $15,615 contributed by our Cejon business, which we acquired in the second quarter of 2011. Exclusive of Cejon in each year, organic net sales growth in the Wholesale Accessories segment was 43.1%. This increase in organic sales was driven by strong sales results across all the accessories product lines including a 118% net sales increase in Steve Madden® handbags followed by a 59% increase in Betsey Johnson® handbags, a 17% increase in our private label business, a 15% increase in Big Buddha® handbags and a 13% increase in our belt business.

Gross profit margin in the Wholesale Accessories segment increased to 36.1% in 2012 from 34.8% in the prior year. Excluding Cejon, gross profit margin increased to 38.3% in 2012 from 38.0%, primarily due to the significant growth of our Steve Madden® and Betsey Johnson® handbag businesses, which typically achieve higher gross margins. In the year ended December 31, 2012, operating expenses increased to $45,679 compared to $33,465 in the year ended December 31, 2011, primarily due to incremental costs associated with our new Cejon business acquired in May 2011. As a percentage of sales, operating expenses remained at 18.9% for both 2012 and 2011. Income from operations for the Wholesale Accessories segment increased 48% to $41,376 in 2012 compared to $28,009 in 2011.

Retail Segment:

Net sales generated by the Retail segment accounted for $191,247, or 16%, and $154,916, or 16%, of total Company net sales for the years ended December 31, 2012 and 2011, respectively. This reflects a $36,330 or 23.5% increase, year over year. The increase reflects a $13,495 increase due to the inclusion of net sales from our 2012 acquisition of SM Canada. Excluding sales attributable to the acquisition, organic net sales growth was 14.7%. We opened 20 new stores, acquired seven stores as part of the acquisition of SM Canada, established Superga® and Betsey Johnson online stores and closed four under-performing stores during the year ended December 31, 2012. As a result, we had 109 retail stores as of December 31, 2012, compared to 84 stores as of December 31, 2011. The 109 stores in operation at the end of fiscal year 2012 include 91 Steve Madden full price stores, 11 Steve Madden outlet stores, two Steven stores, one Report store, one Superga store and three e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open for all of 2012 and 2011) for the year ended December 31, 2012 increased 7.9% when compared to the prior year. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base. During the year ended December 31, 2012, gross margin increased to 62.3% from 61.4% in 2011, primarily due to the impact of the 12 new stores open in Canada at the end of fiscal year 2012, which achieve significantly higher gross profit margins than stores located in the U.S. as well as improved operating efficiencies. Excluding the impact of the acquisition of SM Canada, gross profit margin slightly decreased to 61.3% from 61.4%. In 2012, operating expenses increased to $92,789 from $74,725 in 2011 primarily due to the incremental cost associated with the net year-over-year increase of 25 stores. As a percentage of sales, operating expenses increased to 48.5% in 2012 from 48.2% in the prior year. For the year ended December 31, 2012, income from operations for the Retail segment increased to $26,311 compared to $20,370 in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by the Company or Rosenthal at any time with 60 days’ prior written notice. As of December 31, 2013 we had no borrowings against this credit facility.
As of December 31, 2013, we had working capital of $342,142. We had cash and cash equivalents of $180,275, investments in marketable securities of $111,858 and we did not have any long-term debt.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next 12 months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $155,453 in 2013 compared to cash provided by operations of $143,341 in the prior year. The primary sources of cash were net income of $133,285 and an increase in accounts payable and other accrued expenses of $20,702. The primary uses of cash were a decrease of accounts receivable of $13,655 and an increase of inventories of $10,013.
INVESTING ACTIVITIES
($ in thousands)

During the year ended December 31, 2013, we invested $63,310 in marketable securities and received $43,675 from the maturities and sales of securities. We also made capital expenditures of $20,746, principally for systems enhancements and leasehold improvements to office space, 12 new stores and one e-commerce website opened in 2013 and improvements to existing stores.
FINANCING ACTIVITIES
($ in thousands)
During the year ended December 31, 2013, net cash used by financing activities was $103,574, which consisted of share repurchases of $102,172 and payment of contingent liabilities related to acquisitions completed in prior years of $11,481, partially offset by proceeds from the exercise of stock options of $5,802 and the tax benefit from the exercise of options of $4,277.

CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of December 31, 2013 were as follows:

	Payment due by period
Contractual Obligations	Total	2014	2015-2016	2017-2018	2019 and after
Operating lease obligations	$236,886	$32,035	$64,486	$54,216	$86,149
Purchase obligations	126,341	126,341	—	—	—
Contingent payment liability	34,795	9,681	18,046	7,068	—
Other long-term liabilities (future minimum royalty payments)	1,830	1,165	665	—	—
Total	$399,852	$169,222	$83,197	$61,284	$86,149
At December 31, 2013, we had un-negotiated open letters of credit for the purchase of inventory of approximately $1,842.
On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden’s then existing employment agreement with the Company. The amended agreement, which extends the term of Mr. Madden's employment through December 31, 2023, provides for a base salary of approximately $7,417 in 2013, approximately $9,667 in 2014, approximately $11,917 in 2015 and approximately $10,698 per annum for the period between January 1, 2016 through the expiration of the term of employment. The employment agreement provided Mr. Madden with the right, exercisable on certain specified dates in fiscal year 2012 only, to elect to receive a grant of restricted stock for a number of shares of the Company’s common stock valued at $40,000 in consideration for a reduction in his annual base salary in years subsequent to 2012 as follows: $4,000 in 2013, approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 per annum for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. On June 30, 2012, Mr. Madden exercised this right and on July 3, 2012 he was granted 1,893,342 restricted shares of the Company's common stock at the then market price of $21.13, which will vest in the same manner as the February 8, 2012 restricted stock grant received by Mr. Madden pursuant to the amended agreement. (See Note O to the Consolidated Financial Statements.) Accordingly, Mr. Madden's annual base salary was reduced as described above. In addition to the opportunity for cash bonuses at the sole discretion of the Board of Directors, Mr. Madden’s employment agreement entitles him to an annual life insurance premium payment as well as an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria. The employment agreement also provides for the elimination of interest accrued after December 31, 2011 on an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden, the extension of the maturity date of such loan until December 31, 2023, and the forgiveness of 1/10th of the principal amount of the loan, together with accrued interest, annually over a ten-year period commencing on December 31, 2014 for so long as Mr. Madden continues to be employed by the Company on each such December 31. As a result of the elimination of further interest accumulation, the outstanding principal and the accrued interest as of December 31, 2011 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,987 in 2014, $1,769 in 2015, and $1,162 in 2016. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock related compensation.
Virtually all of our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a small and growing percentage located in Mexico in addition to smaller amounts in Brazil, Italy and India. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 90% of our purchases in U.S. dollars.

INFLATION

We do not believe that inflation and price changes have had a significant effect on the Company's sales or profitability for the fiscal year ended December 31, 2013 and the prior two fiscal years. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

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
As of December 31, 2013, we held marketable securities valued at approximately $111,858, which consisted primarily of corporate bonds and certificates of deposit. These securities are subject to interest rate risk and will decrease in value if interest rates increase. We currently have the ability to hold these securities until maturity.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2013, of our internal control over financial reporting based on the framework and criteria established in the 1992 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Our independent registered public accounting firm, EisnerAmper LLP, has audited the Company's consolidated financial statements and the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. Their report appears in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2013, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statements Schedules
See "Index to Consolidated Financial Statements included herein.

(b) Exhibits. See the exhibit index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 27, 2014

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Edward R. Rosenfeld and Arvind Dharia, and each of them, as attorneys-in-fact and agents, with full power of substitution and re-substitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/S/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	February 27, 2014
Edward R. Rosenfeld
/S/ ARVIND DHARIA Arvind Dharia	Chief Financial Officer and Chief Accounting Officer	February 27, 2014
/S/ JOHN L. MADDEN	Director	February 27, 2014
John L. Madden
/S/ PETER MIGLIORINI	Director	February 27, 2014
Peter Migliorini
/S/ RICHARD P. RANDALL	Director	February 27, 2014
Richard P. Randall
/S/ RAVI SACHDEV	Director	February 27, 2014
Ravi Sachdev
/S/ THOMAS H. SCHWARTZ	Director	February 27, 2014
Thomas H. Schwartz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steven Madden, Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the Company's December 31, 2013 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

/s/ EisnerAmper LLP

New York, New York
February 27, 2014

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$180,275	$168,777
Accounts receivable, net of allowances of $2,594 and $4,581	89,200	75,545
Factor accounts receivable, net of allowances of $17,818 and $17,856	96,223	92,156
Inventories	73,696	63,683
Marketable securities – available for sale	20,591	16,285
Prepaid expenses and other current assets	17,194	13,404
Prepaid taxes	7,199	331
Deferred taxes	12,267	11,073
Total current assets	496,645	441,254
Notes receivable	3,171	3,085
Note receivable – related party	3,581	3,581
Property and equipment, net	56,606	45,285
Deposits and other	3,276	2,305
Marketable securities – available for sale	91,267	81,202
Goodwill – net	96,132	91,559
Intangibles – net	129,563	135,768
Total Assets	$880,241	$804,039
LIABILITIES
Current liabilities:
Accounts payable	$99,126	$83,427
Accrued expenses	37,099	31,782
Contingent payment liability – current portion	10,695	11,551
Accrued incentive compensation	7,583	7,718
Total current liabilities	154,503	134,478
Contingent payment liability	24,100	30,409
Deferred rent	9,435	7,521
Deferred taxes	13,224	5,117
Other liabilities	139	114
Total Liabilities	201,401	177,639
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 82,941 and 81,795 shares issued, 67,336 and 69,191 shares outstanding	7	5
Additional paid-in capital	247,858	217,638
Retained earnings	672,044	540,037
Accumulated other comprehensive income	(6,677)	1,443
Treasury stock – 15,605 and 12,605 shares at cost	(234,715)	(132,543)
Total Steven Madden, Ltd. stockholders’ equity	678,517	626,580
Non-controlling interests	323	(180)
Total stockholders’ equity	678,840	626,400
Total Liabilities and Stockholders’ Equity	$880,241	$804,039

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net sales	$1,314,223	$1,227,072	$968,549
Cost of sales	831,847	771,370	606,601
Gross profit	482,376	455,702	361,948

Commission and licensing fee income – net	15,632	15,395	18,715
Operating expenses	(295,223)	(283,689)	(226,893)
Impairment charges and provision for litigation	983	(8,432)	—
Income from operations	203,768	178,976	153,770
Interest income	4,228	3,067	4,885
Interest expense	(128)	(49)	(51)
Other income - net	1,083	2,193	188
Income before provision for income taxes	208,951	184,187	158,792
Provision for income taxes	75,666	64,623	61,591
Net income	133,285	119,564	97,201
Net (income) loss attributable to non-controlling interests	(1,278)	62	118
Net income attributable to Steven Madden, Ltd.	$132,007	$119,626	$97,319

Basic net income per share	$2.04	$1.85	$1.53

Diluted net income per share	$1.98	$1.81	$1.50

Basic weighted average common shares outstanding	64,583	64,529	63,396
Effect of dilutive securities – options/restricted stock	2,253	1,726	1,463
Diluted weighted average common shares outstanding	66,836	66,255	64,859

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	2013
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$133,285
Other comprehensive income (loss):
Foreign currency translation adjustment	$(4,282)	$—	(4,282)
Losses on cash flow hedging derivatives	(622)	252	(370)
Unrealized gain (loss) on marketable securities	(5,685)	2,217	(3,468)
Total other comprehensive income (loss)	$(10,589)	$2,469	(8,120)

Comprehensive income			125,165
Comprehensive income attributable to non-controlling interests			(1,278)
Comprehensive income attributable to Steven Madden, Ltd.			$123,887

	2012
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$119,564
Other comprehensive income (loss):
Foreign currency translation adjustment	$(21)	$—	(21)
Gains on cash flow hedging derivatives	162	(75)	87
Unrealized gain (loss) on marketable securities	1,146	(447)	699
Total other comprehensive income (loss)	$1,287	$(522)	765

Comprehensive income			120,329
Comprehensive income attributable to non-controlling interests			62
Comprehensive income attributable to Steven Madden, Ltd.			$120,391

	2011
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$97,201
Other comprehensive income (loss):
Foreign currency translation adjustment	$(209)	$—	(209)
Unrealized gain (loss) on marketable securities	(139)	54	(85)
Total other comprehensive income (loss)	$(348)	$54	(294)

Comprehensive income			96,907
Comprehensive income attributable to non-controlling interests			118
Comprehensive income attributable to Steven Madden, Ltd.			$97,025

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands)

	Common Stock		Additional Paid‑in Capital	Retained Earnings
	Shares	Amount
Balance - December 31, 2010	63,030	$4	$165,773	$323,092
Exercise of stock options	659	1	4,994	—
Tax benefit from stock based compensation	—	—	4,154	—
Issuance of restricted stock	819	—	—	—
Stock-based compensation	—	—	11,404	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding loss on securities (net of tax of $54)	—	—	—	—
Net income	—	—	—	97,319
Balance - December 31, 2011	64,508	5	186,325	420,411
Exercise of stock options	874	—	9,271	—
Tax benefit from stock based compensation	—	—	4,608	—
Issuance of restricted stock	3,809	—	—	—
Stock-based compensation	—	—	17,434	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding gain on securities (net of tax of $447)	—	—	—	—
Cash flow hedge (net of tax of $75)
Net income	—	—	—	119,626
Balance - December 31, 2012	69,191	5	217,638	540,037
Share repurchases	(3,000)	—	—	—
Exercise of stock options	563	2	5,802	—
Tax benefit from stock based compensation	—	—	4,277	—
Issuance of restricted stock	582	—	—	—
Stock-based compensation	—	—	20,141	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding loss on securities (net of tax benefit of $2,217)	—	—	—	—
Cash flow hedge (net of tax benefit of $252)	—	—	—	—
Distributions to non-controlling interests, net	—	—	—	—
Net income	—	—	—	132,007
Balance - December 31, 2013	67,336	$7	$247,858	$672,044

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(in thousands)

	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock		Non-controlling interest	Total Stockholders' Equity
		Shares	Amount
Balance - December 31, 2010	$972	12,605	$(132,543)	$—	$357,298
Exercise of stock options	—	—	—	—	4,995
Tax benefit from stock based compensation	—	—	—	—	4,154
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,404
Foreign currency translation adjustment	(209)	—	—	—	(209)
Unrealized holding loss on securities (net of tax of $54)	(85)	—	—	—	(85)
Net income	—	—	—	(118)	97,201
Balance - December 31, 2011	678	12,605	(132,543)	(118)	474,758
Exercise of stock options	—	—	—	—	9,271
Tax benefit from stock based compensation	—	—	—	—	4,608
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,434
Foreign currency translation adjustment	(21)	—	—	—	(21)
Unrealized holding gain on securities (net of tax of $447)	699	—	—	—	699
Cash flow hedge (net of tax of $75)	87				87
Net income	—	—	—	(62)	119,564
Balance - December 31, 2012	1,443	12,605	(132,543)	(180)	626,400
Share repurchases	—	3,000	(102,172)	—	(102,172)
Exercise of stock options	—	—	—	—	5,804
Tax benefit from stock based compensation	—	—	—	—	4,277
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,141
Foreign currency translation adjustment	(4,282)	—	—	—	(4,282)
Unrealized holding loss on securities (net of tax benefit of $2,217)	(3,468)	—	—	—	(3,468)
Cash flow hedge (net of tax benefit of $252)	(370)	—	—	—	(370)
Distributions to non-controlling interests, net	—	—	—	(775)	(775)
Net income	—	—	—	1,278	133,285
Balance - December 31, 2013	$(6,677)	15,605	$(234,715)	$323	$678,840

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$133,285	$119,564	$97,201
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	20,141	17,434	11,404
Tax benefit from stock-based compensation	(4,277)	(4,608)	(4,154)
Depreciation and amortization	12,979	12,642	11,060
Loss on disposal of fixed assets	905	250	726
Impairment charges	—	5,932	—
Deferred taxes	7,106	1,528	1,452
Provision for doubtful accounts and chargebacks	—	4,218	2,961
Accrued interest on note receivable – related party	—	509	(241)
Deferred rent expense and other liabilities	1,914	1,538	(357)
Realized gain on sale of marketable securities	(1,083)	(2,110)	(1,254)
Changes in:
Accounts receivable	(13,655)	19,669	(16,543)
Due from factor	(4,067)	(35,670)	(9,336)
Inventories	(10,013)	(1,819)	(9,210)
Prepaid expenses, prepaid taxes, deposits and other	(8,484)	1,557	(2,068)
Accounts payable and accrued expenses	20,702	11,956	(7,551)
Accrued incentive compensation	—	(9,163)	964
Other liabilities	—	(86)	(86)
Net cash provided by operating activities	155,453	143,341	74,968

Cash flows from investing activities:
Capital expenditures	(20,746)	(20,102)	(15,477)
Purchases of marketable securities	(63,310)	(63,822)	(17,968)
Purchase of notes receivable, net of collections	—	(1,562)	—
Maturity/sale of marketable securities	43,675	46,447	67,885
Refundable cash acquired from seller	—	—	12,004
Acquisitions, net of cash required	—	(29,367)	(89,730)
Net cash used in investing activities	(40,381)	(68,406)	(43,286)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,802	9,271	4,994
Tax benefit from the exercise of options	4,277	4,608	4,154
Payment of contingent liability	(11,481)	(22,867)	(4,151)
Common stock purchased for treasury	(102,172)	—	—
Net cash (used) provided by financing activities	(103,574)	(8,988)	4,997
Net increase in cash and cash equivalents	11,498	65,947	36,679
Cash and cash equivalents – beginning of year	168,777	102,830	66,151
Cash and cash equivalents – end of year	$180,275	$168,777	$102,830
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$128	$49	$51
Income taxes	$57,147	$52,711	$59,633

See accompanying notes to consolidated financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

NOTE A – Summary of Significant Accounting Policies

[1]    Organization:

Steven Madden, Ltd. a Delaware corporation, and its subsidiaries, design, source, market and sell name brand and private label women's, men's and children's shoes, worldwide through its wholesale and retail channels under the Steve Madden Women's, Steven and Madden Men's brand names and through its wholesale channels under the Stevies, Madden Girl, Madden, l.e.i. (under license), Report, Superga (under license), Betsey Johnson and Big Buddha brand names. In addition, the Company designs, sources, markets and sells name brand and private label fashion handbags and accessories to customers worldwide through its Wholesale Accessories segment. The Wholesale Accessories segment includes Big Buddha, Betsey Johnson, Betseyville, Cejon, Steve Madden and Steven by Steve Madden and, through a license agreement Olsenboye, accessories brands. Revenue is generated predominantly through the sale of the Company's brand name and private label merchandise and certain licensed products. At December 31, 2013 and 2012, the Company operated 121 (including four e-commerce websites) and 109 (including three e-commerce websites) retail stores, respectively. Revenue is subject to seasonal fluctuations. See Note P for operating segment information.

[2]    Principles of consolidation:

The Consolidated Financial Statements include the accounts of Steven Madden, Ltd. and its wholly-owned subsidiaries Steven Madden Retail, Inc., Diva Acquisition Corp., Adesso Madden, Inc., Stevies, Inc., Daniel M. Friedman and Associates, Inc., Big Buddha, Inc., the Topline Corporation, Cejon, Inc., SML Holdings S.a.r.l., SML Canada Acquisition Corp. (collectively the "Company"). The accounts of MadLove LLC, a joint venture in which the Company is the primary beneficiary, is included in the Consolidated Financial Statements with the other members' interests reflected in “Net (income) loss attributable to non-controlling interests” in the Consolidated Statements of Income and “Non-controlling interests” in the Consolidated Balance Sheets. All significant intercompany balances and transactions have been eliminated. Additionally, certain adjustments were made to prior years' amounts to conform to the 2013 presentation and to reflect the three-for-two stock split.

[3]    2013 Stock Split

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

NOTE A – Summary of Significant Accounting Policies (continued)
customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by management to estimate the amount of the anticipated customer allowance.

[5]    Cash equivalents:

Cash equivalents at December 31, 2013 and 2012 amounted to approximately $102,247 and $27,219, respectively, and consisted of money market accounts held primarily at four brokerage companies. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

[6]    Marketable securities:

Marketable securities consist primarily of corporate bonds and certificates of deposit with maturities greater than three months and up to ten years at the time of purchase. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses net of any tax effect reported in stockholders' equity as accumulated other comprehensive income (loss) until realized. Amortization of premiums and discounts is included in interest income. For the years ended December 31, 2013 and 2012, the amortization of bond premiums was $661 and $894, respectively. The schedule of maturities at December 31, 2013 and 2012 are as follows:

	Maturities as of December 31, 2013		Maturities as of December 31, 2012
	1 Year or Less	1 to 10 Years	1 Year or Less	1 to 10 Years
Corporate bonds	$4,078	$82,888	$8,285	$73,027
Certificates of deposit	16,513	8,379	8,000	8,175
Total	$20,591	$91,267	$16,285	$81,202

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

[9]    Goodwill and intangible assets:

The Company's goodwill and indefinite lived intangible assets are not amortized, rather they are tested for impairment on an annual basis or more often if events or circumstances change that could cause these assets to become impaired. The Company completed its annual impairment tests on goodwill and intangible assets during the third quarter of 2013 and no impairments were recognized.
The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company is currently amortizing its acquired intangible assets with definite useful lives over periods typically from three to ten years.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

NOTE A – Summary of Significant Accounting Policies (continued)
[10]    Net Income Per Share of Common Stock:

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted stock subject to forfeiture. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the years ended December 31, 2013, 2012 and 2011, options to purchase approximately 15,000, 99,000 and 182,000 shares of common stock, respectively, have been excluded in the calculation of diluted income per share as the result would have been anti-dilutive. For the years ended December 31, 2013, 2012 and 2011, all unvested restricted stock awards were dilutive.

[11]    Comprehensive Income:

Comprehensive income is the total of net earnings and all other non-owner changes in equity. Comprehensive income for the Company includes net income, foreign currency translation adjustments, cash flow hedging and unrealized gains and losses on marketable securities.

[12]    Advertising costs:

The Company expenses costs of print, radio and billboard advertisements as incurred. Advertising expense included in operating expenses amounted to approximately $11,529 in 2013, $9,783 in 2012 and $7,312 in 2011.

[13]    Revenue Recognition:

The Company recognizes revenue on wholesale sales when (i) products are shipped pursuant to its standard terms, which are freight on board (“FOB”) Company warehouse, or when products are delivered to the consolidators, or any other destination, as per the terms of the customers’ purchase order, (ii) persuasive evidence of an arrangement exists, (iii) the price is fixed and determinable and (iv) collection is reasonably assured. Sales reductions on wholesale sales for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. Customers retain the right to replacement of the product for poor quality or improper or short shipments, which have historically been immaterial. Retail sales are recognized when the payment is received from customers and are recorded net of estimated returns. The Company generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company’s commission revenue also includes fees charged for its design, product and development services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development fees are recognized as earned when title to the product transfers from the manufacturer to the customer and collections are reasonably assured and are reported on a net basis after deducting related operating expenses.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

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

[15]     Sales Deductions:

The Company supports retailers’ initiatives to maximize sales of the Company’s products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. In addition, the majority of the product the Company accepts as returns relates to damaged products for which the Company’s costs are normally charged back to the responsible third-party factory. Such expenses are reflected in the financial statements as deductions to net sales.

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

[17]    Warehouse and shipping costs:

The Company includes all warehouse and distribution costs for the Wholesale segment in the Operating Expenses line on the Consolidated Statements of Income. For the years ended December 31, 2013, 2012 and 2011, the total warehouse and distribution costs included in Operating Expenses were $14,887, $14,140 and $12,190 respectively. Since the Company's standard terms of sales are “FOB Steve Madden warehouse,” the Company's wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the Operating Expense line in the Consolidated Statements of Income.

[18]    Employee benefit plan:

The Company maintains a tax-qualified 401(k) plan which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company made discretionary matching contributions of 50% of employees' contributions up to a maximum of 6% of employees' compensation which vest to the employees over a period of time. Total matching contributions to the plan for 2013, 2012 and 2011 were approximately $1,259, $1,206 and $844, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

NOTE A – Summary of Significant Accounting Policies (continued)

[19]    Derivative Instruments:

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

[20]    Income Taxes:

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. See Note N - Income Taxes.

[21]    Share-based Compensation:

The Company recognizes expense related to share-based payment transactions in which it receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Share-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Share-based compensation cost for stock options is measured at the grant date, based on the fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, estimated expected life and interest rates. The Company recognizes share-based compensation cost over the award’s requisite service period on a straight-line basis. The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Stockholders' Equity if an incremental tax benefit is realized. See Note I - Stock Based Compensation.

Note B – Acquisitions

Steve Madden Canada

On February 21, 2012, the Company purchased all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, “SM Canada”), the Company’s sole distributor in Canada since 1994, comprising SM Canada’s footwear, handbags and accessories wholesale and retail businesses. The transaction was completed for cash consideration of approximately $26,686, net of a working capital adjustment of $2,681, plus potential earn-out payments of up to a maximum of $38,000 Canadian dollars (which converted to approximately $37,327 U.S. dollars at the time of acquisition), in the aggregate, based on achievement of certain earnings targets for each of the 12-month periods ending on March 31, 2013 through 2017, inclusive. The Company made the first earn-out payment, $4,529 for the period ended March 31, 2013, in October 2013. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. As of December 31, 2013, the Company estimates the fair value of the contingent consideration to be $19,360.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

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

Contingent consideration, classified as a liability, is remeasured at fair value at each reporting date, until the contingency is resolved, with changes recognized in earnings. The goodwill and other identifiable intangible assets related to this transaction are expected to be deductible for tax purposes over 15 years.

The Company incurred approximately $951 in acquisition-related costs applicable to the SM Canada transaction during the years ended December 31, 2012 and 2011. These expenses are included in operating expenses in the Company’s Consolidated Statements of Income. In connection with the acquisition, the Company provided an interest free loan to the seller of SM Canada in the principal amount of $3,107 Canadian dollars ($3,171 in U.S. dollars) pursuant to a promissory note. The note will be paid in five annual installments which are due on the dates the five annual earn-out payments are paid. The first payment of principal was made subsequent to the year ended December 31, 2013 in January 2014. To the extent the contingent consideration recorded above related to the earn-out is not achieved, the repayment terms of the note may result in less than the entire principal amount of the loan being paid. In such event, the unpaid principal amount of the note will be forgiven. The note was recorded net of the imputed interest, which will be amortized to income over the term of the note.

Cejon

On May 25, 2011, the Company acquired all of the outstanding shares of the capital stock of closely held Cejon, Inc. and Cejon Accessories, Inc. from the sole stockholder of these companies, as well as all of the outstanding membership interests in New East Designs, LLC (together with Cejon Inc. and Cejon Accessories, “Cejon”) from its members (together with the sole stockholder of Cejon, the “Cejon Sellers”). Founded in 1991, Cejon designs, markets and sells cold weather accessories, fashion scarves, wraps and other trend accessories primarily under the Cejon brand name, private labels and under the Steve Madden brand name. Cejon had been a licensee of the Company for cold weather and selected other fashion accessories since September 2006. Management expects the Cejon acquisition will further strengthen and expand the Company’s accessories platform. The acquisition was completed for consideration of approximately $29,502 cash plus potential contingent payments pursuant to an earn-out agreement

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note B – Acquisitions (continued)

with the Cejon Sellers. The earn-out agreement specifies two tiers of potential payments to the Cejon Sellers based on the financial performance of Cejon for each of the 12-month periods ending on June 30, 2012 through 2016, inclusive. The tier one earn-out is based on a graduated percentage of EBITDA up to a maximum EBITDA of $11,000 in each of the earn-out periods, provided that the total aggregate payments under this tier do not exceed $25,000. The tier two earn-out is based on a multiple of the amount that EBITDA exceeds certain levels in each of the earn-out periods, provided that the total aggregate payments under this tier do not exceed $33,000. The earn-out payments of $5,139 and $5,000 for the periods ended June 30, 2013 and 2012 were paid in the third quarter of each year, respectively.

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

Topline

On May 20, 2011, the Company acquired all of the outstanding shares of capital stock of the closely held company, The Topline Corporation ("Topline") from its sole stockholder (the “Topline Seller”). Founded in 1980, Topline and its subsidiaries design, manufacture, market and sell private label and branded women’s footwear primarily to value priced retailers, department stores, specialty retailers and mass merchants. Topline has sourcing capabilities, sample making facilities and product development capabilities in China, including personnel and facilities engaged in direct sourcing. Management believes that Topline is an excellent strategic fit for the Company. The acquisition was completed for consideration of approximately $56,128 in cash, plus potential contingent payments pursuant to an earn-out agreement with the Topline Seller. The earn-out agreement provides for potential payments to the Topline Seller based on the financial performance of Topline for the 12-month period ended on June 30, 2012.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note B – Acquisitions (continued)

The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Topline during the earn-out period. The final earn-out payment of $13,600 was made in 2012.

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

Note C – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon either the prime rate or LIBOR. As of December 31, 2013, no letters of credit were outstanding. The Company also pays a fee based on a percentage of the gross invoice amount submitted to Rosenthal. Originally the fee was 0.275% of the gross invoice amount but, on July 10, 2012 the agreement was amended to reduce the fee to 0.25%. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note C – Factor Receivable (continued)

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

Note D – Notes Receivable
As of December 31, 2013 and 2012, Notes Receivable were comprised of the following:

	December 31, 2013	December 31, 2012
Due from seller of SM Canada (see Note B)	3,171	3,085
On August 26, 2010, the Company entered into a Debenture and Stock Purchase Agreement with Bakers Footwear Group, Inc. (“Bakers”) pursuant to which the Company paid $5,000 to acquire a subordinated debenture in the principal amount of $5,000 and 1,844,860 unregistered shares of Bakers common stock which traded on the Over-the-Counter Bulletin Board. The Company allocated $996 of the purchase price to the common stock and $4,004 to the subordinated debenture based upon their relative fair values. The debenture provided for the accrual of interest at the rate of 11% per annum and quarterly cash payments of interest. The principal amount of the debenture was payable by Bakers in four equal installments of $1,250 due on August 31, 2017, 2018, 2019 and 2020. The difference between the $4,004 purchase price of the debenture and the $5,000 principal amount of the debenture is considered original issue discount and is being amortized over the life of the debenture. During 2012 and 2011, the total amount of the discount amortized was $145 and $88, bringing the value of the note to $4,148 and $4,092, respectively. On October 3, 2012, Bakers filed for Chapter 11 protection in the United States Bankruptcy Court. As a consequence of the bankruptcy, the debenture due from Bakers (as well as the Bakers common stock) is considered impaired and, therefore, was deemed to have no value. Accordingly, a charge of $4,148 (as well as a charge of $996 for the write-off of Bakers common stock) was included in the impairment charges and provision for litigation in the Company's Consolidated Financial Statements for the year ended December 31, 2012. In January 2013, Bakers announced its intention to liquidate or sell all of its remaining assets.
In April 2012, Betsey Johnson LLC filed for Chapter 11 protection in the United States Bankruptcy Court. Shortly thereafter, Betsey Johnson LLC announced that it would commence an orderly liquidation of all of its assets. As a consequence of the bankruptcy, the note receivable due from Betsey Johnson LLC is considered impaired, and accordingly, an impairment charge was recorded and the value of the note was reduced to its anticipated recovery of $500 in the second quarter of 2012. In the fourth quarter of 2012, the Company collected $1,522 and recorded a $1,022 benefit related to a greater-than-anticipated recovery of the Betsey Johnson LLC note receivable.
Note E – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock, which common stock he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and the maturity date to June 30, 2015 at which time all principal and accrued interest would become due. On January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the note was again amended and restated (the “Third Amended and Restated Note”) to extend the maturity date to December 31, 2023 and eliminate the accrual of interest after December 31, 2011. In addition, the Third Amended and Restated Note provides that, commencing on December 31, 2014, and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company, provided that Mr. Madden continues to be employed by the Company on each such December 31. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Consolidated Financial Statements. Due to the three-for-two stock split of the Company's

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note E – Note Receivable – Related Party (continued)
common stock effected on May 3, 2010, the number of shares of the Company's common stock securing the loan increased from 510,000 shares to 765,000 shares. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest 555,000 shares of the Company’s common stock, retaining 210,000 shares with a total market value on that date of $6,798, as collateral for the loan. Additionally, pursuant to the three-for-two stock split of the Company's common stock effected on May 31, 2011, the number of shares of the Company's common stock securing the repayment of the loan increased from 210,000 shares to 315,000 shares and pursuant to the three-for-two stock split of the Company's common stock effected on October 1, 2013, the number of shares of the Company's common stock securing the repayment of the loan has increased from 315,000 shares to 472,500 shares. On December 31, 2013, the total market value of these shares was $17,289. Pursuant to the elimination of further interest accumulation under the Third Amended and Restated Note, the outstanding principal and the accrued interest as of December 31, 2013 and 2012 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
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

The Company’s financial assets and liabilities, subject to fair value measurements, as of December 31, 2013 and 2012 are as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note F – Fair Value Measurement (continued)

		December 31, 2013
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$102,247	$102,247	$—	$—
Current marketable securities – available for sale (a)	20,591	20,591	—	—
Forward contracts	(460)	—	(460)	—
Note receivable – related party	3,581	—	—	3,581
Note receivable – Seller of SM Canada	3,171	—	—	3,171
Long-term marketable securities – available for sale (b)	91,267	91,267	—	—
Total assets	$220,397	$214,105	$(460)	$6,752
Liabilities:
Contingent consideration	$34,795	—	—	$34,795
Total liabilities	$34,795	$—	$—	$34,795
(a) Current marketable securities includes unrealized gains of $59.
(b) Long-term marketable securities includes unrealized gains of $1,387 and unrealized losses of $4,530.

		December 31, 2012
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$27,219	$27,219	$—	$—
Current marketable securities – available for sale (a)	16,285	16,285	—	—
Forward contracts	161	—	161	—
Note receivable – related party	3,581	—	—	3,581
Note receivable – SM Canada	3,085	—	—	3,085
Long-term marketable securities – available for sale (b)	81,202	81,202	—	—
Total assets	$131,533	$124,706	$161	$6,666
Liabilities:
Contingent consideration	$41,960	—	—	$41,960
Total liabilities	$41,960	$—	$—	$41,960
(a) Current marketable securities includes unrealized gains of $91 and unrealized losses of $241.
(b) Long-term marketable securities includes unrealized gains of $3,076 and unrealized losses of $325.

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. Fair value of these instruments are based on observable market transactions of spot and forward rates.
For the note receivable due from related party (see Note E) and due from the sellers of SM Canada (see Note B), the carrying value was determined to be the fair value, based upon their actual interest rates, which approximate current market interest rates.

The Company has recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of SM Canada (see Note B). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada,

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note F – Fair Value Measurement (continued)

earn-out payments will be due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the 12-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. The earn-out payment of $4,529 for the period ended March 31, 2013 was paid in the fourth quarter of this year.

The Company has recorded a liability for potential contingent consideration in connection with the May 25, 2011 acquisition of Cejon (see Note B). Pursuant to the terms of an earn-out agreement between the Company and the sellers of Cejon, earn-out payments will be made annually to the sellers of Cejon, based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period. The earn-out payment of $5,139 for the period ended June 30, 2013 was paid in the third quarter of this year.

The Company has recorded a liability for contingent consideration as a result of the February 10, 2010 acquisition of Big Buddha, Inc. The final contingent consideration was paid during the third quarter of 2013 in the amount of $1,813 based on the financial performance of Big Buddha for the 12-month period ended March 31, 2013.

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

The carrying value of certain financial instruments such as accounts receivable, due from factor and accounts payable approximates their fair values due to the short-term nature of their underlying terms. The fair values of investment in marketable securities available for sale are determined by reference to market data and other valuation techniques, as appropriate. Fair value of the notes receivable held by the Company approximates their carrying value based upon their imputed or actual interest rate, which approximates applicable current market interest rates.

Note G - Property and Equipment
The major classes of assets and total accumulated depreciation and amortization are as follows:

	December 31,
	2013	2012
Land and building	$767	$767
Leasehold improvements	62,087	55,005
Machinery and equipment	5,727	5,808
Furniture and fixtures	6,498	6,432
Computer equipment	38,664	30,676
	113,743	98,688
Less accumulated depreciation and amortization	(57,137)	(53,403)
Property and equipment - net	$56,606	$45,285

Depreciation and amortization expense related to property and equipment included in operating expenses amounted to approximately $8,858 in 2013, $8,501 in 2012 and $6,732 in 2011.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note H – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of December 31, 2013 and 2012:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount
Balance at January 1, 2012	$20,939	$49,155	$5,501	$75,595
Purchase accounting adjustment - Topline	11,610	169	—	11,779
Acquisition of SM Canada	3,841	—	344	4,185
Balance at December 31, 2012	36,390	49,324	5,845	91,559
Purchase accounting adjustment - SM Canada	1,686	—	3,496	5,182
Translation and other	(485)	—	(124)	(609)
Balance at December 31, 2013	$37,591	$49,324	$9,217	$96,132

The following table details identifiable intangible assets as of December 31, 2013 and 2012:

	2013
	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Net Carrying Amount
Trade names	6–10 years	$4,590	$2,059	$2,531
Customer relationships	10 years	27,339	10,424	16,915
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	2,440	1,853	587
Other	3 years	14	14	—
		39,983	19,950	20,033
Re-acquired right	indefinite	35,200	2,558	32,642
Trade names	indefinite	76,888	—	76,888
		$152,071	$22,508	$129,563
(1) Includes the effect of foreign currency translation related primarily to the changes in the Canadian dollar in relation to the U.S. dollar.
	2012
	Estimated Lives	Cost Basis	Accumulated Amortization	Net Carrying Amount
Trade names	6–10 years	$4,590	$1,618	$2,972
Customer relationships	10 years	27,339	7,541	19,798
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	2,440	1,530	910
Other	3 years	14	14	—
		39,983	16,303	23,680
Re-acquired right	indefinite	35,200	—	35,200
Trade names	indefinite	76,888	—	76,888
		$152,071	$16,303	$135,768

The amortization of intangible assets amounted to $3,459 for 2013 and $3,305 for 2012 and is included in operating expenses on

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note H – Goodwill and Intangible Assets (continued)

the Company's Consolidated Statements of Income. The estimated future amortization expense of purchased intangibles for the next five years is as follows:

2014	$3,254
2015	3,072
2016	2,769
2017	2,530
2018	2,389
Thereafter	6,019
Total	$20,033

Note I – Stock-Based Compensation

In March 2006, the Board of Directors of the Company approved the Steven Madden, Ltd. 2006 Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The stockholders approved the Plan on May 26, 2006. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan from 4,050,000 to 5,231,250. On May 22, 2009, the stockholders approved a second amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 13,716,000. On May 25, 2012, the stockholders approved a third amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 23,466,000. The following table summarizes the number of shares of common stock authorized for use under the Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the Plan and the number of shares of common stock available for the grant of stock-based awards under the Plan:

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(17,986,000)

Common stock available for grant of stock-based awards as of December 31, 2013	5,480,000

In accordance with accounting guidance relating to stock-based compensation, the Company records compensation for all awards based on the fair value of options and restricted stock on the date of grant. Equity-based compensation is included in operating expenses on the Company's Consolidated Statements of Income. For the years ended December 31, 2013, 2012 and 2011, total equity-based compensation was as follows:

	Years Ended December 31,
	2013	2012	2011
Restricted stock	$15,097	$11,622	$5,787
Stock options	5,044	5,812	5,617
Total	$20,141	$17,434	$11,404

The Company classifies cash flows resulting from the tax benefits from tax deductions in excess of the compensation costs recognized for those options (tax benefits) as financing cash flows. For the years ended December 31, 2013, 2012 and 2011, the Company realized a tax benefit from stock-based compensation of $4,277, $4,608 and $4,154, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note I – Stock-Based Compensation (continued)

Stock Options

The total intrinsic value of options exercised during 2013, 2012 and 2011 amounted to $8,016, $15,386 and $10,768 respectively. During the years ended December 31, 2013, 2012 and 2011, 1,061,513 options with a weighted average exercise price of $12.91, 1,243,500 options with a weighted average exercise price of $12.77 and 1,290,000 options with a weighted average exercise price of $10.61 vested, respectively. As of December 31, 2013, there were unvested options relating to 1,218,199 shares of common stock with a total of $7,620 of unrecognized compensation cost and an average vesting period of 2.5 years.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November 2005 and 2006, the Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted:

	2013	2012	2011
Volatility	31% to 45%	40% to 47%	43% to 49%
Risk-free interest rate	0.37% to 1.38%	0.47% to 0.87%	0.61% to 1.78%
Expected life in years	4 to 5	3 to 5	2 to 4
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value	$10.21	$9.43	$7.31

Activity relating to stock options granted under the Company’s plans and outside the plans during the three years ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	4,054,500	$9.39
Granted	927,000	19.95
Exercised	(658,500)	7.59
Cancelled/Forfeited	(268,500)	12.95
Outstanding at December 31, 2011	4,054,500	11.86
Granted	354,000	27.09
Exercised	(874,500)	10.61
Cancelled/Forfeited	(130,500)	13.40
Outstanding at December 31, 2012	3,403,500	13.71
Granted	584,000	30.03
Exercised	(563,000)	10.28
Cancelled/Forfeited	(51,500)	22.32
Outstanding at December 31, 2013	3,373,000	17.01	3.6 years	$94,064
Exercisable at December 31, 2013	2,163,000	12.88	2.8 years	$51,269

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note I – Stock-Based Compensation (continued)

The following table summarizes information about stock options at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.65 to $8.72	1,073,000	1.8	$5.67	1,073,000	$5.67
$9.50 to $14.99	203,000	3.2	13.43	80,500	13.26
$15.29 to $20.86	924,000	3.4	17.19	552,000	16.75
$21.17 to $26.95	448,000	4.8	24.55	407,500	24.62
$27.03 to $38.96	732,000	5.7	29.77	50,000	28.75
	3,380,000	3.6	17.01	2,163,000	12.88

Restricted Stock

The following table summarizes restricted stock activity during the three years ended December 31, 2013:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2011	843,000	$11.47
Granted	574,500	21.10
Vested	(358,500)	10.37
Forfeited	(52,500)	18.96
Outstanding at December 31, 2011	1,006,500	16.96
Granted	3,670,500	24.23
Vested	(340,500)	16.33
Forfeited	(3,000)	25.40
Outstanding at December 31, 2012	4,333,500	23.16
Granted	434,000	29.21
Vested	(473,500)	19.65
Forfeited	(37,000)	18.82
Outstanding at December 31, 2013	4,257,000	24.24

As of December 31, 2013, there was $87,393 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 8.7 years.

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. The fair value of the restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $9,306, $5,553 and $3,718, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note I – Stock-Based Compensation (continued)

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment of Mr. Madden’s existing employment agreement, pursuant to which, on February 8, 2012, Mr. Madden was granted 1,463,057 restricted shares of the Company’s common stock at the then market price of $27.34, which will vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. Pursuant to the amended employment agreement, on June 30, 2012, Mr. Madden exercised his right to receive an additional restricted stock award, and on July 3, 2012 he was granted 1,893,342 restricted shares of the Company's common stock at the then market price of $21.13, which will vest in the same manner as the prior grant.

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

Note K - Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004, originally providing for share repurchases in the aggregate amount of $20,000. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. On June 18, 2013, the Board of Directors approved a continuation of the Share Repurchase Program for an additional $125,000 in repurchases of the Company's common stock. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the twelve months ended December 31, 2013, an aggregate of 3,000,167 shares of the Company's common stock was repurchased, in the open market, under the program, at an average price per share of $34.06, for an aggregate purchase price of approximately $102,172. As of December 31, 2013, approximately $69,918 remained available for future repurchases under the Share Repurchase Program.
Note L - Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. The foreign exchange contracts will be used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory from Mexico and are designated as cash flow hedging instruments. The Company enters into forward contracts with terms of no more than two years. As of December 31, 2013, the fair value of the Company's foreign currency derivatives, which is included on the Consolidated Balance Sheet in accrued expenses, is $460. As of December 31, 2013, $283 of losses related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of December 31, 2012, the fair value of the Company's foreign currency derivatives, which is included on the Consolidated Balance Sheet in prepaid expenses and other current assets, was $161. As of December 31, 2012, $87 of gains related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of December 31, 2013 and 2012, none of the Company's hedging activities were considered ineffective and thus no gains and losses relating to ineffectiveness on its hedging activities were recognized in the Consolidated Statements of Income. For the years ended December 31, 2013 and 2012, gains of $656 and $0 were reclassified from accumulated other comprehensive income and recognized in the Consolidated Statements of Income in cost of sales.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note M - Operating Leases

The Company leases office, showroom and retail facilities under noncancelable operating leases with terms expiring at various times through 2023. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

2014	$32,035
2015	32,613
2016	31,873
2017	29,087
2018	25,129
Thereafter	86,149
Total	$236,886

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes. Rent expense for the years ended December 31, 2013, 2012 and 2011 was approximately $38,527, $33,073 and $25,328, respectively. Included in such amounts are contingent rents of $140, $169 and $142 in 2013, 2012 and 2011, respectively.

Rent expense is calculated by amortizing total base rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

Note N - Income Taxes

The components of income before income taxes are as follows:

	2013	2012	2011
Domestic	$125,772	$123,691	$117,497
Foreign	83,179	60,496	41,295
	$208,951	$184,187	$158,792

The income tax provision (benefit) consists of the following:

	2013	2012	2011
Current:
Federal	$41,334	$41,280	$43,953
State and local	11,265	10,319	8,560
Foreign	14,385	11,035	6,814
	66,984	62,634	59,327
Deferred:
Federal	8,815	2,272	1,588
State and local	(667)	(396)	676
Foreign	534	113	—
	8,682	1,989	2,264
	$75,666	$64,623	$61,591

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note N - Income Taxes (continued)

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

	December 31,
	2013	2012	2011
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
Effects of foreign operations	(1.7)	(3.3)	—
State and local income taxes - net of federal income tax benefit	3	3.4	3.9
Nondeductible items	0.1	0.1	0.3
Valuation allowance (reversal)		(0.3)	(0.4)
Other	(0.2)	0.2	—
Effective rate	36.2%	35.1%	38.8%

The Company applies the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

In accordance with accounting guidance, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as income tax expense on the Consolidated Statements of Income. The Company determines the amount of interest expense to be recognized by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken on a tax return. The Company's tax years 2010 through 2013 remain open to examination by most taxing authorities. The Company has no unrecognized tax benefits recorded as of the year ended December 31, 2013.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note N - Income Taxes (continued)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Current deferred tax assets (liabilities):
Receivable allowances	$8,024	$9,005
Inventory	1,932	1,588
Unrealized (gain) loss	(23)	58
Accrued expenses	499	496
Other	1,835	(74)
Gross current deferred tax asset	12,267	11,073

Non-current deferred tax assets (liabilities):
Depreciation and amortization	(5,033)	(1,982)
Deferred compensation	10,827	8,200
Unremitted earnings of foreign subsidiaries	(20,748)	(10,224)
Deferred rent	3,741	2,991
Amortization of goodwill	(3,293)	(3,097)
Unrealized loss (gain)	1,226	(1,073)
Other	56	68
	(13,224)	(5,117)
Deferred tax (liabilities) assets	$(957)	$5,956

The Company's consolidated financial statements provide for any related tax liability on amounts that may be repatriated from foreign operations, aside from undistributed earnings of certain of the Company's foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. The deferred tax liability of $20,748 and $10,224 for the years ended December 31, 2013 and 2012, respectively, reflects the amounts that may be repatriated from foreign operations. A portion of the amount established in the year ended December 31, 2012 was based on the finalization of the purchase accounting in 2012 of Topline. The total amount of indefinitely reinvested earnings of foreign subsidiaries as of December 31, 2013 and 2012 was $42,750 and $27,100, respectively. Accordingly, no provision has been made for United States income taxes which may become payable if those undistributed earnings of foreign subsidiaries are paid as dividends. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is subject to many variables and is dependent on circumstances existing if and when remittance occurs.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

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

On or about May 17, 2013, a law firm purporting to represent Mark Ioffe served a demand letter on the Company's Board of Directors (the “Demand Letter”). The allegations in the Demand Letter are substantively the same as the claims made in the Actions in which the Court entered a judgment of dismissal. The Demand Letter provides that should the Board of Directors fail to take the actions demanded within a reasonable period of time or refuse to take such actions, Mr. Ioffe would commence a shareholder derivative action on behalf of the Company. In response to the Demand Letter, the Board of Directors has formed a special committee consisting of Board members Richard P. Randall, Peter Migliorini and Ravi Sachdev to, among other things, investigate and evaluate the various demands, allegations and requests for action contained in the Demand Letter. The special committee commenced an investigation into the matters raised in the Demand Letter and retained independent counsel to assist and advise it in connection with such investigation. After completing a thorough investigation and evaluation of its findings, the special committee reported to the Board of Directors its recommendation that the Company take no action in response to the Demand Letter. The Board accepted the recommendation of the special committee and determined that the best interests of the Company would not be served by taking any action in response to the Demand Letter.

(b)
As previously disclosed, on July 19, 2011, an individual purporting to act on behalf of a class of similarly situated individuals commenced a civil action in the United States District Court for the Central District of California, Samantha Ellison, individually and on behalf of a class of similarly situated individuals v. Steven Madden, Ltd., No. CV11-05935 (the “Ellison Action”) asserting that the Company made unsolicited commercial text calls to wireless telephone numbers of the class members in violation of the Telephone Consumers Protection Act (the "TCPA") and seeking, on behalf of the class, an injunction requiring the Company to cease all wireless text messages without prior written consent as required by the TCPA, as well as the recovery of statutory damages to the class members together with costs and reasonable attorneys' fees. The Company responded by challenging the suit on several grounds. Settlement discussions  resulted in a settlement being reached on July 30, 2012 for an aggregate gross settlement fund of $10,000, from which all of the Company's settlement obligations were to be paid, including, but not limited to, valid claims, claims administration fees, and the fees and costs of class counsel.  Following a fairness hearing, on May 7, 2013, the court entered an order granting final approval of the settlement and dismissing the Ellison Action on the merits and with prejudice.  The Company submitted a initial settlement payment of $5,000 into the settlement fund.  The Company's insurer covered 45% of the initial settlement payment of $5,000, subject to the Company's agreement to return, to the Company's insurer, its pro rata share of any remaining amounts in the settlement fund.  The claims administrator has paid all of the Company's settlement obligations from the settlement fund.  Because of the number of valid claims submitted to the claims administrator and other factors, the settlement fund did not need to be replenished by the Company with any additional amounts over and above the initial settlement payment.  The residual funds from the settlement fund, totaling approximately $1,717, have been returned to the Company, of which 45% has been returned by the Company to the Company's insurer.  Accordingly, the actual expense to the Company for the Ellison Action was $1,800.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
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

[2]    Employment agreements:

Robert Schmertz. Effective January 1, 2013, the Company entered into a new employment agreement with Robert Schmertz, the Company's Brand Director, to replace an existing employment agreement that expired at the end of 2012. The new agreement, which expires on December 31, 2014, provides for an annual salary of $725. In addition, pursuant to his new employment agreement, on January 4, 2013, Mr. Schmertz received a grant of 25,000 shares of the Company's common stock subject to certain restrictions. The restricted shares were issued under the Company's 2006 Stock Incentive Plan, as amended, and will vest in five substantially equal annual installments over five years commencing on the first anniversary of the date of the grant. Additional compensation and bonuses, if any, are at the sole discretion of the Board of Directors.

Edward R. Rosenfeld. On December 31, 2012, the Company entered into a new employment agreement with Edward R. Rosenfeld, the Company's Chief Executive Officer and the Chairman of the Board of Directors, to replace an existing employment agreement that expired on December 31, 2012. The agreement, which expires on December 31, 2015, provides for an approximate annual salary of $579 through December 31, 2013, $608 in 2014 and $638 in 2015. In addition, pursuant to his new employment agreement, Mr. Rosenfeld received a grant of 150,000 shares of the Company's common stock subject to certain restrictions. The restricted shares were issued under the Company's 2006 Stock Incentive Plan, as amended, and will vest in equal annual installments over a five-year period commencing on December 1, 2013. Additional compensation and bonuses, if any, are at the sole discretion of the Board of Directors.

Steven Madden. On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden's existing employment agreement with the Company (the “Amended Madden Agreement”). The Amended Madden Agreement, which extends the term of Mr. Madden's employment through December 31, 2023, provides for an annual base salary of approximately $7,417 in 2013, approximately $9,667 in 2014, approximately $11,917 in 2015 and approximately $10,698 in 2016 and in each year thereafter through the end of the term of employment. Effective in 2012, the Amended Madden Agreement eliminates the annual cash bonuses payable to Mr. Madden based on EBITDA and the annual cash bonus in relation to new business contained in Mr. Madden's previously existing employment agreement and provides that all future cash bonuses will be at the sole discretion of the Company's Board of Directors. Further, the Amended Madden Agreement eliminates the annual non-accountable expense allowance of up to $200 provided to Mr. Madden under the previously existing employment agreement. Pursuant to the Amended Madden Agreement, on February 8, 2012, Mr. Madden was granted 1,463,056 restricted shares of the Company's common stock valued at approximately $40,000, which will vest in equal annual installments over seven years commencing on December 31, 2017 through December 31, 2023, subject to Mr.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note O – Commitments, Contingencies and Other (continued)

Madden's continued employment with the Company on each such vesting date. Pursuant to the Amended Madden Agreement, on June 30, 2012, Mr. Madden exercised his right to receive an additional restricted stock award, and on July 3, 2012 he was granted 1,893,342 restricted shares of the Company's common stock, which will vest in the same manner as the February 8, 2012 grant. As consideration for the additional restricted stock grant, Mr. Madden will receive a reduction in his annual base salary in years subsequent to 2012 as follows: approximately $4,000 in 2013, approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 in 2016 and in each year thereafter through the end of the term of employment. In addition to the opportunity for discretionary cash bonuses, the Amended Madden Agreement entitles Mr. Madden to an annual life insurance premium reimbursement of up to $200, as well as an annual stock option grant and the potential for an additional one-time stock option grant based upon achievement of certain financial performance criteria. The Amended Madden Agreement also provides for the elimination of interest accrued after December 31, 2011 on an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden, the extension of the maturity date of such loan until December 31, 2023, and the forgiveness of 1/10th of the principal amount of the loan, together with accrued interest, annually over a ten-year period commencing on December 31, 2014 for so long as Mr. Madden continues to be employed by the Company on each such December 31st.
Arvind Dharia. On February 8, 2012, the Company and its Chief Financial Officer, Arvind Dharia, entered into an amendment of Mr. Dharia's existing employment agreement. The amendment, among other things, extends the term of Mr. Dharia's employment agreement, which was set to expire at the end of 2011, until December 31, 2014 and increases his annual base salary to $555 effective January 1, 2012 through the remainder of the term. Pursuant to the amendment, on February 8, 2012, Mr. Dharia received a restricted stock award for 15,000 restricted shares of the Company's common stock, which will vest in substantially equal annual installments over a three-year period commencing on February 8, 2013 through February 8, 2015. The agreement, as amended, provides for an annual bonus to Mr. Dharia at the discretion of the Board of Directors.

Amelia Newton Varela. Effective January 1, 2014, the Company entered into a new employment agreement with Amelia Newton Varela, the Company's Executive Vice President of Wholesale, to replace an existing employment agreement that expired at the end of 2013. The new agreement, which expires on December 31, 2016 provides for an annual salary of $500 through December 31, 2016 and provides the opportunity for annual cash incentive bonuses. In addition, on February 3, 2014, Ms. Varela received an option to purchase 100,000 shares of common stock at an exercise price equal to the market price of the Company's common stock on the last trading day prior to the grant. The option will vest in equal annual installments over a four-year period commencing on the first anniversary of the grant date.

Awadhesh Sinha. Effective January 1, 2014, the Company entered into a new employment agreement with Awadhesh Sinha, the Company's Chief Operating Officer, to replace an existing employment agreement that expired at the end of 2013. The new agreement, which expires on December 31, 2016 provides for an annual salary of $600, $630, and $661 for the three years ended December 31, 2014, 2015, and 2016 and provides the opportunity for annual cash and share based incentive bonuses. In addition, on January 15, 2014, Mr. Sinha received a grant of 29,886 shares of restricted common stock, which will vest in equal annual installments over a three-year period on each of December 15, 2014, December 15, 2015, and December 15, 2016.
[3]    Letters of credit:
At December 31, 2013, the Company had open letters of credit for the purchase of imported merchandise of approximately $1,842.
[4]    License agreements:
On February 9, 2011, the Company entered into a license agreement with Basic Properties America Inc. and BasicNet S.p.A, under which the Company has the right to use the Superga® trademark in connection with the sale and marketing of women's footwear. The agreement requires the Company to pay the licensor a royalty equal to a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved. The agreement was amended on April 11, 2013 extending the original agreement through December 31, 2022.
On January 1, 2010, the Company entered into a license agreement with Jones Investment Co. Inc., under which the Company has the right to use the GLO Jeans® trademark in connection with the sale and marketing of women's footwear exclusively to K-Mart. The agreement requires the Company to pay the licensor a royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note O – Commitments, Contingencies and Other (continued)
are not achieved. The agreement which expired on December 31, 2012, was renewed for an additional three-year term and will now expire on December 31, 2015. Subsequently, effective December 31, 2013, the Company terminated the license agreement with Jones Investment Co. Inc. requiring Jones Investment Co. Inc. to fulfill all of its financial obligations through the year ending December 31, 2013.
In September 2009, the Company entered into a license agreement with Dualstar Entertainment Group, LLC, under which the Company has the right to use the Olsenboye® trademark in connection with the marketing and sale of footwear and accessories. The agreement requires the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The initial term of this agreement, which expired on December 31, 2011 has been extended until December 31, 2015.
On September 10, 2008, the Company entered into a license agreement with Dualstar Entertainment Group, LLC, under which the Company has the right to use the Elizabeth and James® trademark in connection with the sale and marketing of footwear. The agreement required the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets were not achieved. The agreement was terminated by the Company in December of 2013 and a charge was recorded for the remainder of the guaranteed minimum payments. The cash outflows for the guaranteed minimum royalty will continue through the original contract expiration of March 31, 2015.
On July 1, 2008, the Company entered into a license agreement with Jones Investment Co. Inc., under which the Company has the right to use the l.e.i.® trademark in connection with the sale and marketing of women's footwear exclusively to Wal-Mart. The agreement required the Company to pay the licensor a royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The initial term of this agreement, which expired on December 31, 2011, was renewed for an additional three-year term, which will expire on December 31, 2014.
On March 28, 2007, the Company, through its Accessories Division, entered into a license agreement to design, manufacture and distribute handbags and belts and related accessories under the DF Daisy Fuentes® and the Daisy Fuentes® brands. The agreement required the Company to pay the licensor a royalty and brand management fees based on a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved. The agreement expired on December 31, 2012 and was not renewed.

Future minimum royalty payments are $1,830 for 2014, $1,165 for 2015 through 2016, and $665 for 2017 through 2018. Royalty expenses are included in the “cost of goods sold” section of the Company's Consolidated Statements of Income.

[5]    Related Party Transactions:
On February 23, 2012, the Company entered into an agreement (the "2012 Consulting Agreement") with JLM Consultants, Inc., a company wholly-owned by John Madden, one of the Company's directors and the brother of Steven Madden, the Company's founder and Creative and Design Chief, which replaced an earlier consulting agreement (the "2004 Consulting Agreement") between the Company and JLM Consultants, Inc. that had expired by its terms on December 31, 2005 but under which JLM Consultants, Inc. had continued to provide consulting services for the consideration provided in the 2004 Consulting Agreement. Under the 2012 Consulting Agreement, Mr. Madden and JLM Consultants, Inc. will continue to provide consulting services with respect to the development of international sales of the Company. JLM Consultants, Inc. received fees and expenses of $1,310 in 2013 pursuant to the 2012 Consulting Agreement and $1,447 and $1,552 in 2012 and 2011, respectively, pursuant to the 2004 Consulting Agreement. The fees and expenses paid to JLM Consultants, Inc. in respect to 2011 were in addition to fees that Mr. Madden received for serving as a director of the Company in 2011. Subsequent to 2011, Mr. Madden no longer receives fees for his service as a director of the Company.

[6]    Concentrations:
The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company's marketable securities are principally held at four brokerage companies.
During the year ended December 31, 2013, the Company did not purchase more than 10% of its merchandise from any single supplier. Total product purchases from China for the year ended December 31, 2013 were approximately 85%.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note O – Commitments, Contingencies and Other (continued)
During the year ended December 31, 2012, the Company did not purchase more than 10% of its merchandise from any single supplier. Total product purchases from China for the year ended December 31, 2012 were approximately 88%.
During the year ended December 31, 2011, the Company did not purchase more than 10% of its merchandise from any single supplier. Total product purchases from China for the year ended December 31, 2011 were approximately 90%.
For the year ended December 31, 2013, the Company did not have any customers who account for more than 10% of total net sales or 10% of total accounts receivable.
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

[7]    Valuation and qualifying accounts:
The following is a summary of the allowance for chargebacks and doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount due from factor for the years ended:

	December 31,
	2013	2012	2011
Balance at beginning of year	$22,437	$18,219	$15,258
Reductions in reserve, net	(2,025)	—	—
Increases in reserve, net	—	4,218	2,961
Balance at end of year	$20,412	$22,437	$18,219
The following is a summary of goodwill and the related accumulated amortization for the:

	Year Ended December 31,
	2013	2012	2011
Cost basis
Balance at beginning of year	$92,157	$76,193	$39,211
Acquisitions and purchase price adjustments	4,573	15,964	36,982
Balance at end of year	96,730	92,157	76,193
Accumulated amortization
Balance at beginning of year	598	598	598
Balance at end of year	598	598	598
Goodwill - net	$96,132	$91,559	$75,595

Note P – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants , online retailers and specialty stores, derives revenue, both domestically and worldwide through our International business, from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide through our International business, from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from Canada and, under special distribution arrangements, from

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Asia, Europe, the Middle East, Mexico, India, South Africa and Central and South America. The Retail segment, through the operation of Company-owned retail stores in the United States and Canada and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary which earns commissions for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company licenses its Steve Madden® and Steven by Steve Madden® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women's fashion apparel, jewelry, watches and luggage. In addition, this segment licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note P – Operating Segment Information (continued)

Year ended	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Corporate	Consolidated
December 31, 2013:
Net sales	$860,448	$244,163	$1,104,611	$209,612	$—	$—	$—	$1,314,223
Gross profit	263,864	89,307	353,171	129,205	—	—	—	482,376
Commissions and licensing fees – net	—	—	—	—	7,988	7,644	—	15,632
Income from operations	117,689	44,738	162,427	24,726	7,988	7,644	983	203,768
Depreciation and amortization			6,659	5,542	116	—	662	12,979
Segment assets	$537,609	$152,553	690,162	129,549	60,530	—	—	880,241
Capital expenditures			$9,276	$11,470	$—	$—	$—	$20,746
December 31, 2012:
Net sales	$794,486	$241,339	$1,035,825	$191,247	$—	$—	$—	$1,227,072
Gross profit	249,547	87,055	336,602	119,100	—	—	—	455,702
Commissions and licensing fees – net	—	—	—	—	7,778	7,617	$—	15,395
Income from operations	104,326	41,376	145,702	26,311	7,778	7,617	(8,432)	178,976
Depreciation and amortization			7,717	4,818	107	—	—	12,642
Segment assets	$511,011	$138,602	649,613	101,674	52,752	—	—	804,039
Capital expenditures			$7,506	$12,596	$—	$—	$—	$20,102
December 31, 2011
Net sales	$636,809	$176,824	$813,633	$154,916	$—	$—	$—	$968,549
Gross profit	205,379	61,474	266,853	95,095	—	—	—	361,948
Commissions and licensing fees – net	—	—	—	—	9,795	8,920	—	18,715
Income from operations	86,676	28,009	114,685	20,370	9,795	8,920	—	153,770
Depreciation and amortization			6,604	4,378	78	—	—	11,060
Segment assets	$383,170	$132,648	515,818	76,630	47,338	—	—	639,786
Capital expenditures			$10,314	$5,163	$—	$—	$—	$15,477

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note P – Operating Segment Information (continued)
Revenues by geographic area are as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic (a)	$1,200,797	$1,133,077	$915,286
International	113,426	93,995	53,263
Total	$1,314,223	$1,227,072	$968,549
(a) Includes revenues of $315,154, $261,759 and $162,377 for the years ended 2013, 2012 and 2011 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our International subsidiary.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
($ in thousands, except share and per share data)

Note Q - Quarterly Results of Operations (unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012:

	March 31,	June 30,	September 30,	December 31,
2013:
Net sales	$278,916	$297,634	$394,791	$342,882
Cost of sales	176,318	187,056	255,088	213,385
Gross profit	102,598	110,578	139,703	129,497
Commissions, royalty and licensing fee income - net	4,366	3,699	4,937	2,630
Net income attributable to Steven Madden, Ltd.	$23,400	$28,956	$43,992	$35,659
Net income per share:
Basic	0.36	0.45	0.68	0.55
Diluted	0.35	0.43	0.66	0.54
2012:
Net sales	$265,970	$288,692	$356,883	$315,527
Cost of sales	169,877	184,438	225,668	191,387
Gross profit	96,093	104,254	131,215	124,140
Commissions, royalty and licensing fee income - net	4,473	4,252	3,875	2,795
Net income attributable to Steven Madden, Ltd.	$21,868	$26,899	$37,896	$32,963
Net income per share:
Basic	0.34	0.42	0.59	0.51
Diluted	0.33	0.41	0.57	0.49

Exhibit Index

2.01
Stock Purchase Agreement dated February 10, 2010 between the Company and Jeremy Bassan (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

2.02
Restructuring Agreement dated October 5, 2010 among the Company, BJ Acquisition LLC, BJ Agent LLC, Betsey Johnson LLC, Betsey Johnson (UK) Limited, Betsey Johnson Canada Ltd., BJ Vines, Inc., Betsey Johnson, Chantal Bacon, Castanea Family Investments, LLC, Castanea Family Holdings, LLC and Castanea Partners Fund III, L.P. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 8, 2010)

2.03
Stock Purchase Agreement dated May 20, 2011 among the Company, The Topline Corporation and William F. Snowden (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on May 25, 2011)

2.04
Stock Purchase Agreement dated May 25, 2011 among the Company, David Seerherman, Cejon, Inc., and Kenneth Rogala (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2011)

2.05
Asset Purchase Agreement, dated as of January 20, 2012, among Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc., Gelati Imports Inc., the Company, SML Canada Acquisition Corp., 6798039 Canada Inc., 6798012 Canada Inc., 3574563 Canada Inc. and Thomas Alberga (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on January 26, 2012)

3.01
Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 8, 2013)

3.02	Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on March 28, 2008)
4.01
Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 8, 2013)

10.01
Third Amended and Restated Secured Promissory Note dated as of June 25, 2007 of Steven H. Madden to the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 9, 2012)

10.02
Consulting Agreement dated February 23, 2012 between the Company and J.L.M. Consultants Inc.(incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013.

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

10.13
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2005)

10.14
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2009)

10.15
Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012)

10.16
Employment Agreement dated January 1, 1998 between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000 filed with the SEC on March 30, 2001)#

10.17
Amendment No. 1 dated June 29, 2001 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed August 14, 2001)#

10.18
Amendment No. 2 dated October 30, 2002 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 filed with the SEC on November 14, 2002)#

10.19
Amendment No. 3 dated February 1, 2006 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2006)#

10.20
Amendment No. 4 dated October 7, 2009 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 13, 2009)#

10.21
Amendment No. 5 dated February 8, 2012 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)#

10.22
Employment Agreement dated January 10, 2014 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 16, 2014)#

10.23
Employment Agreement dated January 2, 2013 between the Company and Robert Schmertz (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 8, 2013)#

10.24
Employment Agreement dated January 10, 2014 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 16, 2014)#

10.25
Employment Agreement dated December 31, 2012 between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 3, 2013)#

10.26
The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to Exhibit 10.A to the Company's Registration Statement on Form S-8 filed with the SEC on July 26, 2004)#

10.27
2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), amended by the Board on April 5, 2012 and approved and adopted by the Company's stockholders on May 25, 2012 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013)#

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
101
The following materials from Steven Madden, Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

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