Form 10-Q
period 2014-03-31
STEVEN MADDEN, LTD.
filed 2014-05-08
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
Yes  ☐   No ☒

As of May 7, 2014, the latest practicable date, there were 66,235,073 shares of the registrant’s common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2014	December 31, 2013	March 31, 2013
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$153,070	$180,275	$154,697
Accounts receivable, net of allowances of $2,584, $2,594 and $3,816	63,796	89,200	94,868
Factor accounts receivable, net of allowances of $14,115, $17,818 and $15,248	139,174	96,223	75,228
Inventories	58,301	73,696	58,586
Marketable securities – available for sale	30,714	20,591	21,731
Prepaid expenses and other current assets	16,597	17,194	17,541
Prepaid taxes	—	7,199	—
Deferred taxes	12,179	12,267	10,371
Total current assets	473,831	496,645	433,022
Notes receivable	2,461	3,171	3,085
Note receivable – related party	3,581	3,581	3,600
Property and equipment, net	58,432	56,606	46,190
Other assets	6,227	3,276	2,302
Marketable securities – available for sale	91,945	91,267	101,478
Goodwill – net	95,842	96,132	96,631
Intangibles – net	131,577	129,563	133,914
Total Assets	$863,896	$880,241	$820,222
LIABILITIES
Current liabilities:
Accounts payable	$89,073	$99,126	$69,380
Accrued expenses	34,775	37,099	37,238
Income taxes payable	84	—	7,203
Contingent payment liability – current portion	9,761	10,695	14,409
Accrued incentive compensation	2,444	7,583	1,699
Total current liabilities	136,137	154,503	129,929
Contingent payment liability	25,156	24,100	32,401
Deferred rent	9,736	9,435	8,172
Deferred taxes	14,781	13,224	4,941
Other liabilities	139	139	114
Total Liabilities	185,949	201,401	175,557
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 83,084, 82,941 and 82,317 shares issued, 66,628, 67,336 and 69,334 shares outstanding	8	8	8
Additional paid-in capital	253,933	247,857	224,094
Retained earnings	695,681	672,044	563,437
Accumulated other comprehensive (loss) income	(8,217)	(6,677)	857
Treasury stock – 16,456, 15,605, and 12,983 shares at cost	(264,051)	(234,715)	(143,683)
Total Steven Madden, Ltd. stockholders’ equity	677,354	678,517	644,713
Non-controlling interests	593	323	(48)
Total stockholders’ equity	677,947	678,840	644,665
Total Liabilities and Stockholders’ Equity	$863,896	$880,241	$820,222

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Net sales	$304,624	$278,916
Cost of sales	196,276	176,318
Gross profit	108,348	102,598

Commission and licensing fee income – net	3,171	4,366
Operating expenses	(75,526)	(70,525)
Income from operations	35,993	36,439
Interest and other income – net	1,033	913
Income before provision for income taxes	37,026	37,352
Provision for income taxes	12,996	13,820
Net income	24,030	23,532
Net income attributable to non-controlling interests	393	132
Net income attributable to Steven Madden, Ltd.	$23,637	$23,400

Basic net income per share	$0.38	$0.36

Diluted net income per share	$0.36	$0.35

Basic weighted average common shares outstanding	62,822	65,228
Effect of dilutive securities – options/restricted stock	2,315	1,962
Diluted weighted average common shares outstanding	65,137	67,190

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended March 31, 2014
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$24,030
Other comprehensive (loss) income:
Foreign currency translation adjustment	$(2,979)	$—	(2,979)
Gain (loss) on cash flow hedging derivatives	317	(122)	195
Unrealized gain (loss) on marketable securities	2,038	(795)	1,243
Total other comprehensive (loss) income	$(624)	$(917)	(1,541)

Comprehensive income			22,489
Comprehensive income attributable to non-controlling interests			393
Comprehensive income attributable to Steven Madden, Ltd.			$22,096

	Three Months Ended March 31, 2013
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$23,532
Other comprehensive (loss) income:
Foreign currency translation adjustment	$(1,430)	$—	(1,430)
Gain (loss) on cash flow hedging derivatives	1,743	(671)	1,072
Unrealized gain (loss) on marketable securities	(374)	146	(228)
Total other comprehensive (loss) income	$(61)	$(525)	(586)

Comprehensive income			22,946
Comprehensive income attributable to non-controlling interests			132
Comprehensive income attributable to Steven Madden, Ltd.			$22,814

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$24,030	$23,532
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from the exercise of stock options	(631)	(658)
Depreciation and amortization	3,374	3,363
Loss on disposal of fixed assets	62	920
Deferred taxes	524	—
Stock-based compensation	4,924	5,151
Accrued interest on note receivable – related party	—	(19)
Deferred rent expense	301	651
Realized gain on sale of marketable securities	2	89
Changes in:
Accounts receivable, net of allowances	25,404	(21,930)
Due from factor, net of allowances	(42,951)	19,535
Inventories	15,395	5,097
Prepaids and other assets	8,436	5,187
Accounts payable and other accrued expenses	(17,310)	(14,568)
Net cash provided by operating activities	21,560	26,350

Cash flows from investing activities:
Purchases of property and equipment	(4,392)	(4,226)
Purchases of marketable securities	(9,969)	(29,590)
Sales of marketable securities	530	3,218
Acquisitions, net of cash acquired	(6,750)	—
Net cash used for investing activities	(20,581)	(30,598)

Cash flows from financing activities:
Common stock repurchases for treasury	(29,336)	(11,141)
Proceeds from exercise of stock options	521	651
Tax benefit from the exercise of stock options	631	658
Net cash used for financing activities	(28,184)	(9,832)
Net decrease in cash and cash equivalents	(27,205)	(14,080)
Cash and cash equivalents – beginning of period	180,275	168,777
Cash and cash equivalents – end of period	$153,070	$154,697
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2014
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2014 presentation and to reflect the 2013 three-for-two stock split which was announced on August 20, 2013. The stock split occurred and the additional shares were distributed to shareholders on October 1, 2013. All share and per share data herein gives effect to the stock split, applied retroactively. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2013 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 27, 2014.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2014
($ in thousands except share and per share data)

Note D – Notes Receivable
As of March 31, 2014 and December 31, 2013, Notes Receivable were comprised of the following:

	March 31, 2014	December 31, 2013
Note receivable from seller of SM Canada	$2,461	$3,171

In connection with the Company's February 21, 2012 acquisition of all of the assets comprising the footwear, handbags and accessories wholesale and retail businesses of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, "SM Canada"), the Company's sole distributor in Canada since 1994, the Company provided an interest-free loan to the seller of SM Canada in the principal amount of $3,107 Canadian dollars (which converted to approximately $3,085 in U.S. dollars at the time of acquisition). The note will be paid in five annual installments which are due on the dates that the five annual earn-out payments are paid. The note was recorded net of the imputed interest, which will be amortized to income over the term of the note.

The first payment of principal was made in January 2014. To the extent that the contingent consideration in the form of the earn-out is not achieved, the repayment of the note may result in less than the entire principal amount of the loan being repaid. In such event the unpaid principal of the note will be forgiven.
Note E – Marketable Securities
Marketable securities consist primarily of corporate bonds and certificates of deposit with maturities greater than three months and up to ten years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). For the three months ended March 31, 2014, gains of $2 were reclassified from accumulated other comprehensive income and recognized in the income statement in other income compared to losses of $89 for the comparable period in 2013. These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three months ended March 31, 2014, the amortization of bond premiums totals $137 compared to $187 for the comparable period in 2013. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk.
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
March 31, 2014
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2014 and December 31, 2013 are as follows:

		March 31, 2014
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$94,075	$94,075	$—	$—
Current marketable securities – available for sale (a)	30,714	30,714	—	—
Note receivable – related party	3,581	—	—	3,581
Note receivable from seller of SM Canada	2,461	—	—	2,461
Long-term marketable securities – available for sale (b)	91,945	91,945	—	—
Total assets	$222,776	$216,734	$—	$6,042
Liabilities:
Forward contracts	$111	$—	$111	$—
Contingent consideration	34,917	—	—	34,917
Total liabilities	$35,028	$—	$111	$34,917
(a) Current marketable securities includes unrealized gains of $419 and unrealized losses of $135.
(b) Long-term marketable securities includes unrealized gains of $1,274 and unrealized losses of $2,604.

		December 31, 2013
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$102,247	$102,247	$—	$—
Current marketable securities – available for sale (a)	20,591	20,591	—	—
Note receivable – related party	3,581	—	—	3,581
Note receivable from seller of SM Canada	3,171	—	—	3,171
Long-term marketable securities – available for sale (b)	91,267	91,267	—	—
Total assets	$220,857	$214,105	$—	$6,752
Liabilities:
Forward contracts	$460	$—	$460	$—
Contingent consideration	34,795	—	—	34,795
Total liabilities	$35,255	$—	$460	$34,795
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
For the notes receivable due from related party (see Note I) and from the seller of SM Canada (see Note D), the carrying value was determined to be the fair value, based upon their imputed or actual interest rates, which approximate current market interest rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2014
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

The Company has recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of SM Canada. Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada, earn-out payments will be due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. The current portion of the earn-out due based on the twelve-month period ended March 31, 2014 approximates the recorded value.

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
Note G – Revenue Recognition

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
March 31, 2014
($ in thousands except share and per share data)

Note H – Sales Deductions

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
Note I – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock, which common stock he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and the maturity date to June 30, 2015 at which time all principal and accrued interest would become due. On January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the note was again amended and restated (the “Third Amended and Restated Note”) to extend the maturity date to December 31, 2023 and eliminate the accrual of interest after December 31, 2011. In addition, the Third Amended and Restated Note provides that, commencing on December 31, 2014, and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company, provided that Mr. Madden continues to be employed by the Company on each such December 31. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Condensed Consolidated Financial Statements. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest a portion of the shares of the Company’s common stock, pledged by Mr. Madden as collateral for the loan. The number of shares of the Company's common stock currently securing the repayment of the loan is 472,500 shares. On March 31, 2014, the total market value of these shares was $17,001. Pursuant to the elimination of further interest accumulation under the Third Amended and Restated Note, the outstanding principal and the accrued interest has been discounted to reflect imputed interest.
Note J – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004, originally providing for share repurchases in the aggregate amount of $20,000. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended March 31, 2014, an aggregate of 850,935 shares of the Company's common stock was repurchased, in the open market, under the program, at an average price per share of $34.48, for an aggregate purchase price of approximately $29,336. As of March 31, 2014, approximately $40,582 remained available for future repurchases under the Share Repurchase Program. Subsequent to the end of the quarter, on April 29, 2014, the Board of Directors approved the continuation of the Company's Share Repurchase Program for up to $150,000 in repurchases of the Company's common stock which includes amounts remaining under the prior authorization.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2014
($ in thousands except share and per share data)

Note K – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,179,000 and 4,312,500 shares for the three months ended March 31, 2014, and 2013, respectively. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For both the three months ended March 31, 2014 and 2013, options to purchase approximately 107,000 and 127,500 shares of common stock, respectively, have been excluded in the calculation of diluted net income per share as the result would have been antidilutive. For the three months ended March 31, 2014 and 2013, all unvested restricted stock awards were dilutive.
Note L – Stock-Based Compensation

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

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(18,465,930)
Common stock available for grant of stock-based awards as of March 31, 2014	5,000,070

Total equity-based compensation for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Restricted stock	$3,785	$3,615
Stock options	1,139	1,536
Total	$4,924	$5,151

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2014
($ in thousands except share and per share data)

Note L – Stock-Based Compensation (continued)

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Proceeds from stock options exercised	$521	$651
Intrinsic value of stock options exercised	$586	$728

During the three months ended March 31, 2014, options to purchase approximately 237,510 shares of common stock with a weighted average exercise price of $22.63 vested. During the three months ended March 31, 2013, options to purchase approximately 247,155 shares of common stock with a weighted average exercise price of $18.56 vested. As of March 31, 2014, there were unvested options relating to 1,243,464 shares of common stock outstanding with a total of $9,331 of unrecognized compensation cost and an average vesting period of 2.92 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2014 and 2013:

	2014	2013
Volatility	29.7% to 31.8%	38.2% to 44.8%
Risk free interest rate	1.06% to 1.72%	0.37% to 0.76%
Expected life in years	4.1 to 5.1	4.1 to 5.1
Dividend yield	0.00%	0.00%
Weighted average fair value	$10.04	$9.91

Activity relating to stock options granted under the Company’s plans and outside the plans during the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,373,000	$17.01
Granted	341,000	35.18
Exercised	(31,000)	17.05
Cancelled/Forfeited	(70,000)	27.64
Outstanding at March 31, 2014	3,613,000	$18.51	3.6 years	$63,120
Exercisable at March 31, 2014	2,370,000	$13.81	2.7 years	$52,542

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2014
($ in thousands except share and per share data)

Note L – Stock-Based Compensation (continued)

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2014 and 2013:

	2014		2013
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1	4,257,000	$24.24	4,333,500	$23.16
Granted	112,000	35.78	375,000	28.57
Vested	(116,000)	24.54	(212,250)	23.94
Forfeited	(2,000)	27.03	(24,000)	20.54
Non-vested at March 31	4,251,000	$24.54	4,472,250	$24.49

As of March 31, 2014, the Company had $86,826 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 8.50 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

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

Note M – Acquisitions

Brian Atwood

In March 2014, the Company, acting through its newly-formed subsidiary BA Brand Holdings LLC (“BA Brands”), purchased the intellectual property and related assets of Brian Atwood® from Brian Atwood IP Company LLC, for a purchase price of approximately $6,750, in cash, and a 20% ownership interest in BA Brands. The acquired intellectual property portfolio includes the Brian Atwood® designer brand and the B Brian Atwood® contemporary brand. In connection with the acquisition, the Company has licensed the Brian Atwood® designer brand to Brian K. Atwood (“Atwood”), who will have full operational and creative control in the design, production and distribution of the designer brand. The Company will manage the B Brian Atwood® brand and collaborate with Atwood on the design, production, marketing and distribution of B Brian Atwood® brand footwear and handbags. The purchase price for the acquired assets has primarily been allocated to the trademarks and to the Company's preferred interest in BAI Holding, LLC., which controls the operating company that will sell the Brian Atwood® designer brand.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2014
($ in thousands except share and per share data)

Note N – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of March 31, 2014:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2014	$37,591	$49,324	$9,217	$96,132
Translation and other	(280)	—	(10)	(290)
Balance at March 31, 2014	$37,311	$49,324	$9,207	$95,842
The following table details identifiable intangible assets as of March 31, 2014:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Net Carrying Amount
Trade names	6–10 years	$4,590	$2,169	$2,421
Customer relationships	10 years	27,339	11,204	16,135
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	2,440	1,950	490
Other	3 years	14	14	—
		39,983	20,937	19,046
Re-acquired right	indefinite	35,200	3,607	31,593
Trade names	indefinite	80,938	—	80,938
		$156,121	$24,544	$131,577
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar in relation to the U.S. dollar.

The estimated future amortization expense of purchased intangibles as of March 31, 2014 is as follows:

2014 (remaining nine months)	$2,403
2015	3,047
2016	2,746
2017	2,510
2018	2,370
Thereafter	5,970
$19,046

Note O – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory from Mexico and are designated as cash flow hedging instruments. As of March 31, 2014, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in accrued expenses, is $111. As of March 31, 2014, $88 of losses related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of March 31, 2013, $1,159 of gains related to cash flow hedges were recorded in accumulated other comprehensive income, net of taxes. As of March 31, 2014, the Company's hedging activities were considered effective

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2014
($ in thousands except share and per share data)

Note O – Derivative Instruments (continued)

and, thus, no ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2014 and 2013, losses of $13 and $0 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales.

Note P – Commitments, Contingencies and Other
Legal proceedings:

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of March 31, 2014.

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

Note Q – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass-market merchants and specialty stores, derives revenue, both domestically and worldwide through our International business, from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide through our International business, from sales to department stores, mid-tier retailers, mass-market merchants and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from Canada and, under special distribution arrangements, from Asia, Europe, the Middle East, Mexico, Australia, India, South Africa and Central and South America. The Retail segment, through the operation of Company-owned retail stores in the United States and Canada and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary which earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. The Company's Licensing segment generates revenue by licensing its Steve Madden® and Steven by Steve Madden® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women's fashion apparel, jewelry, watches and luggage. In addition, this segment licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2014
($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

As of and three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
March 31, 2014
Net sales to external customers	$219,739	$45,281	$265,020	$39,604			$304,624
Gross profit	69,033	17,264	86,297	22,051			108,348
Commissions and licensing fees – net	—	—	—	—	$1,412	$1,759	3,171
Income (loss) from operations	31,071	5,958	37,029	(4,207)	1,412	1,759	35,993
Segment assets	$568,740	$155,492	724,232	114,128	25,536	—	863,896
Capital expenditures			$2,213	$2,179	$—	$—	$4,392
March 31, 2013
Net sales to external customers	$189,181	$44,681	$233,862	$45,054			$278,916
Gross profit	57,862	17,569	75,431	27,167			102,598
Commissions and licensing fees – net	—	—	—	—	$2,282	$2,084	4,366
Income from operations	22,582	7,492	30,074	1,999	2,282	2,084	36,439
Segment assets	$531,943	$140,943	672,886	106,176	41,160	—	820,222
Capital expenditures			$927	$3,299	$—	$—	$4,226

Revenues by geographic area for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Domestic (a)	$281,382	$255,626
International	23,242	23,290
Total	$304,624	$278,916
(a) Includes revenues of $82,958 and $74,292 for the periods ended March 31, 2014 and 2013 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our International business.

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
This Quarterly Report contains certain “forward-looking statements” as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, forward-looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags and accessories. We also license our trademarks for use in connection with the manufacture, marketing and sale of various products to our licensees. Our products are marketed through our retail stores and our e-commerce websites, as well as better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass market merchants and catalog retailers throughout the United States and Canada. In addition, we have special distribution arrangements for the marketing of our products in Asia, Europe, the Middle East, Mexico, Australia, South Africa, Central and South America and India. We offer a broad range of updated styles designed to establish or complement and capitalize on market trends. We have established a reputation for design creativity and our ability to offer quality products in popular styles at affordable prices, delivered in an efficient manner and time frame.
During the first quarter of 2014, we continued our trend of positive sales and earnings growth. Net sales for the quarter ended March 31, 2014 increased 9.2% to $304,624 from $278,916 in the same period of last year. Net income attributable to Steven Madden, Ltd. increased 1.0% to $23,637 in the first quarter of 2014 compared to $23,400 in the same period of last year. The effective tax rate for the first quarter of 2014 decreased to 35.1% compared to 37.0% in the first quarter of last year due primarily to an increase in the planned reinvestment of foreign earnings in foreign locations as well as a benefit in our overall state tax rate. Diluted earnings per share increased to $0.36 per share on 65,137 diluted weighted average shares outstanding compared to $0.35 per share on 67,190 diluted weighted average shares outstanding in the first quarter of last year.
Our inventory turnover (calculated on a trailing twelve month average) for the quarter ended March 31, 2014 and 2013 was flat at 10.5 times. Our accounts receivable average collection days was 63 days in the first quarter of 2014 compared to 67 days in the same period of 2013. As of March 31, 2014, we had $275,729 in cash, cash equivalents and marketable securities, no short or long-term debt and total stockholders’ equity of $677,947. Working capital increased to $337,694 as of March 31, 2014, compared to $303,093 on March 31, 2013.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended March 31,
($ in thousands)

	2014		2013
CONSOLIDATED:
Net sales	$304,624	100.0%	$278,916	100.0%
Cost of sales	196,276	64.4%	176,318	63.2%
Gross profit	108,348	35.6%	102,598	36.8%
Other operating income – net of expenses	3,171	1.0%	4,366	1.6%
Operating expenses	75,526	24.8%	70,525	25.3%
Income from operations	35,993	11.8%	36,439	13.1%
Interest and other income – net	1,033	0.3%	913	0.3%
Income before income taxes	37,026	12.2%	37,352	13.4%
Net income attributable to Steven Madden, Ltd.	23,637	7.8%	23,400	8.4%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$219,739	100.0%	$189,181	100.0%
Cost of sales	150,706	68.6%	131,319	69.4%
Gross profit	69,033	31.4%	57,862	30.6%
Operating expenses	37,962	17.3%	35,280	18.6%
Income from operations	31,071	14.1%	22,582	11.9%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$45,281	100.0%	$44,681	100.0%
Cost of sales	28,017	61.9%	27,112	60.7%
Gross profit	17,264	38.1%	17,569	39.3%
Operating expenses	11,306	25.0%	10,077	22.6%
Income from operations	5,958	13.2%	7,492	16.8%

RETAIL SEGMENT:
Net sales	$39,604	100.0%	$45,054	100.0%
Cost of sales	17,553	44.3%	17,887	39.7%
Gross profit	22,051	55.7%	27,167	60.3%
Operating expenses	26,258	66.3%	25,168	55.9%
Income from operations	(4,207)	(10.6)%	1,999	4.4%
Number of stores	123		110

FIRST COST SEGMENT:
Other commission income – net of expenses	$1,412	100.0%	$2,282	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$1,759	100.0%	$2,084	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Consolidated:
Net sales for the three months ended March 31, 2014 increased 9.2% to $304,624 compared to $278,916 in the same period of last year. Gross margin decreased to 35.6% from 36.8% due primarily to increased promotional activity in the Retail segment. Operating expenses increased in the first quarter of this year to $75,526 from $70,525 in the first quarter of last year primarily due to the increase in stores in our Retail segment; however, operating expenses as a percentage of sales were 24.8% for the first quarter of 2014 compared to 25.3% in the first quarter of 2013 due to operating expense leverage on sales growth. Commission and licensing fee income for the first quarter of 2014 decreased to $3,171 compared to $4,366 achieved in the first quarter of 2013. The effective tax rate for the first quarter of 2014 decreased to 35.1% compared to 37.0% in the first quarter of last year due primarily to an increase in the planned reinvestment of foreign earnings in foreign locations as well as a benefit in our overall state tax rate. Net income attributable to Steven Madden, Ltd. for the first quarter of 2014 increased to $23,637 compared to net income for the first quarter of 2013 of $23,400.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $219,739, or 72.1%, and $189,181, or 67.8%, of our total net sales for the first quarter of 2014 and 2013, respectively, which represents a $30,558, or 16.2%, increase. This increase is due to growth in our branded footwear business of $19,087, or 17.6%, which included double-digit percentage gains in our Steve Madden Women's, Madden Girl and Steve Madden Men's divisions, as well as growth of $11,471, or 14.3%, in our private label footwear business primarily driven by continued growth with Target.

Gross profit margin in the Wholesale Footwear segment was 31.4% for the first quarter of 2014 compared to 30.6% for the first quarter of 2013 reflecting margin improvement in both the branded and private label businesses. Operating expenses increased to $37,962 in the first quarter of 2014 from $35,280 in the same period of last year. As a percentage of net sales, operating expenses decreased to 17.3% in the first quarter of 2014 compared to 18.6% in the same period of 2013 due to operating expense leverage on sales growth. Income from operations for the Wholesale Footwear segment increased to $31,071 for the quarter ended March 31, 2014 compared to $22,582 for the same period of last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $45,281, or 14.9%, and $44,681, or 16.0%, of total net sales for the Company in the first quarters of 2014 and 2013, respectively. This 1.3% increase in net sales in the first quarter of 2014 is attributable to growth in our handbag business partially offset by declines in belts and sunglasses.
Gross profit margin in the Wholesale Accessories segment decreased to 38.1% in the first quarter of this year from 39.3% in the same period in 2013, primarily due to a sales mix shift. In the first quarter of 2014, operating expenses increased to $11,306 compared to $10,077 in the same period of last year. As a percentage of net sales, operating expenses increased to 25.0% in the first quarter of 2014 from 22.6% in the same period of 2013, resulting from increases in payroll related and legal settlement costs. Income from operations for the Wholesale Accessories segment decreased 20.5% to $5,958 for the first quarter of 2014 compared to $7,492 for the same period of last year.

Retail Segment:
In the first quarter of 2014, net sales from the Retail segment accounted for $39,604, or 13.0%, of our total net sales compared to $45,054, or 16.2%, of our total net sales in the same period last year, which represents a $5,450, or 12.1%, decrease. The decrease in net sales reflects a decline in comparable store sales driven by a lack of fashion footwear trends and the soft overall retail environment. We added sixteen new stores, including FREEBIRD by Steven e-commerce store, and closed three stores during the twelve months ended March 31, 2014. As a result, we had 123 retail stores as of March 31, 2014 compared to 110 stores as of March 31, 2013, in each case including our e-commerce stores. The 123 stores currently in operation include 97 Steve Madden® stores, 20 Steve Madden® outlet stores, 1 Steven® store, 1 Superga store and 4 e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first quarter of 2014 and 2013) decreased 17.2% on a constant currency basis. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the first quarter of

2014, gross margin decreased to 55.7% from 60.3% in the same period of 2013, primarily due to increased promotional activity. In the first quarter of 2014, operating expenses increased to $26,258, or 66.3%, of net sales compared to $25,168, or 55.9%, of net sales in the first quarter of last year. The increase reflects the net year-over-year increase in new store openings, as well as the deleverage on lower sales. Income from operations for the Retail segment decreased to a loss of $4,207 in the first quarter of this year from income of $1,999 in the same period of last year.

First Cost Segment:
The First Cost segment which includes net commission income and design fees decreased to $1,412 for the first quarter of 2014 compared to $2,282 for the comparable period of 2013 primarily due to a decline in sales with certain customers.

Licensing Segment:
Net licensing income was $1,759 and $2,084 for the first quarter ended March 31, 2014 and 2013, respectively. The decrease is primarily due to increased promotional spend as well as the payment of certain obligations on behalf of Betsey Johnson.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days' prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of the aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30 million credit facility with a $15 million sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate or LIBOR. The Company also pays a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our First Cost segment and private label business, the fee is 0.14% of the gross invoice amount. For all other receivables, the fee is 0.25% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it. To the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations. As of March 31, 2014, we had no borrowing against the credit facility.
As of March 31, 2014, we had working capital of $337,694, cash and cash equivalents of $153,070, investments in marketable securities of $122,659 and no long-term debt.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $21,560 for the first three months of 2014 compared to cash provided by operations of $26,350 in the same period of last year. The primary sources of cash were net income of $24,030, as well as decreases in accounts receivable, inventory and prepaid expenses, deposits and other assets. The primary uses of cash were net increases in due from factor and accounts payable and other accrued expenses.
INVESTING ACTIVITIES
 ($ in thousands)

During the three months ended March 31, 2014, we invested $9,969 in marketable securities and received $530 from the maturities and sales of marketable securities. We also made capital expenditures of $4,392, principally for improvements to existing stores, systems enhancements, new stores and leasehold improvements to office space. Additionally, we made payments of $6,750 related to the purchase of the Brian Atwood® intellectual property and related assets (see Note M to the Condensed Consolidated Financial Statements contained in this Quarterly Report).

FINANCING ACTIVITIES
($ in thousands)
During the three months ended March 31, 2014, net cash used for financing activities was $28,184, which consisted of the repurchase of shares of common stock for an aggregate purchase price of approximately $29,336 (see Note J to the Condensed Consolidated Financial Statements contained in this Quarterly Report), offset by the tax benefit from the exercise of stock options of $631 and proceeds from the exercise of stock options of $521.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of March 31, 2014 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	2019 and after
Operating lease obligations	$242,581	$25,389	$67,777	$57,927	$91,488
Purchase obligations	292,177	292,177	—	—	—
Contingent payment liabilities	34,824	9,761	20,175	4,888	—
Other long-term liabilities (future minimum royalty payments)	1,533	868	665	—	—
Total	$571,115	$328,195	$88,617	$62,815	$91,488
At March 31, 2014, we had open letters of credit for the purchase of inventory of approximately $367.
As previously reported, on January 3, 2012, the Company entered into an amendment, dated as of December 30, 2011, to the employment agreement of the Company's Creative and Design Chief, Steven Madden. The amended employment agreement provides Mr. Madden with a base annual salary of $7,417 in 2013, approximately $9,667 in 2014, approximately $11,917 in 2015 and approximately $10,698 annually for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. As described in Note L to the Condensed Consolidated Financial Statements, in 2012, Mr. Madden also received two restricted stock awards pursuant to his amended employment agreement. The employment agreement further entitles Mr. Madden to an annual life insurance premium payment, an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria, as well as the opportunity for discretionary cash bonuses. On May 22, 2013, Mr. Madden waived his annual stock option grant for 2013, which stock option would have been issued to him on or about the date of the Company's 2013 annual meeting of stockholders. The terms of an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden were amended in connection with the amendment of the employment agreement. The amended terms included the elimination of further interest accumulation on the loan. The outstanding principal amount of the loan, together with all previously accrued interest, has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,240 in the remainder of 2014, $1,769 in 2015 and $1,162 in 2016. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

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
Virtually all of our products are manufactured at overseas locations, the majority of which are located in China, with a small and growing percentage located in Mexico in addition to smaller amounts produced in Brazil, Italy and India. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 95% of our purchases in U.S. dollars.
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended March 31, 2014. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)
We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and LIBOR. The terms of our collection agency agreements with Rosenthal & Rosenthal, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note C to the Condensed Consolidated Financial Statements included in this Quarterly Report.
As of March 31, 2014, we held marketable securities valued at $122,659, which consist primarily of corporate bonds and marketable equity securities. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of March 31, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended March 31, 2014, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note J to the Condensed Consolidated Financial Statements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2014 - 1/31/2014	293,341	$33.33	293,341	$60,140
2/1/2014 - 2/28/2014	274,750	$33.50	274,750	$50,936
3/1/2014 - 3/31/2014	282,844	$36.61	282,844	$40,582
Total	850,935	$34.48	850,935	$40,582

ITEM 6. EXHIBITS

10.1
Employment Agreement dated January 10, 2014 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 16, 2014)#

10.2
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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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

#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 6 of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 8, 2014

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

10.2
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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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

#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 6 of this Quarterly Report on Form 10-Q.