Form 10-Q
period 2014-06-30
STEVEN MADDEN, LTD.
filed 2014-08-07
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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
Yes  ☐   No ☒

As of August 6, 2014, the latest practicable date, there were 65,263,850 shares of the registrant’s common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2014	December 31, 2013	June 30, 2013
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155,836	$180,275	$167,676
Accounts receivable, net of allowances of $3,410, $2,594 and $3,103	104,089	89,200	95,996
Factor accounts receivable, net of allowances of $11,440, $17,818 and $10,945	98,352	96,223	92,291
Inventories	87,310	73,696	91,307
Marketable securities – available for sale	33,494	20,591	22,193
Prepaid expenses and other current assets	20,093	17,194	20,210
Prepaid taxes	—	7,199	—
Deferred taxes	11,982	12,267	10,999
Total current assets	511,156	496,645	500,672
Notes receivable	2,552	3,171	3,085
Note receivable – related party	3,581	3,581	3,600
Property and equipment, net	59,434	56,606	50,504
Other assets	7,069	3,276	2,313
Marketable securities – available for sale	93,336	91,267	100,260
Goodwill – net	96,324	96,132	96,497
Intangibles – net	132,042	129,563	131,812
Total Assets	$905,494	$880,241	$888,743
LIABILITIES
Current liabilities:
Accounts payable	$125,862	$99,126	$105,000
Accrued expenses	39,032	37,099	56,292
Income taxes payable	1,631	—	6,922
Contingent payment liability – current portion	5,280	10,695	18,914
Accrued incentive compensation	3,189	7,583	3,316
Total current liabilities	174,994	154,503	190,444
Contingent payment liability	25,100	24,100	27,896
Deferred rent	10,039	9,435	8,653
Deferred taxes	15,627	13,224	3,141
Other liabilities	139	139	114
Total Liabilities	225,899	201,401	230,248
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 83,184, 82,941 and 82,751 shares issued, 65,652, 67,336 and 69,084 shares outstanding	8	8	8
Additional paid-in capital	259,806	247,857	235,827
Retained earnings	723,683	672,044	592,393
Accumulated other comprehensive loss	(3,804)	(6,677)	(4,926)
Treasury stock – 17,532, 15,605, and 13,667 shares at cost	(300,324)	(234,715)	(165,306)
Total Steven Madden, Ltd. stockholders’ equity	679,369	678,517	657,996
Non-controlling interests	226	323	499
Total stockholders’ equity	679,595	678,840	658,495
Total Liabilities and Stockholders’ Equity	$905,494	$880,241	$888,743

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$295,715	$297,634	$600,339	$576,550
Cost of sales	188,655	187,056	384,931	363,375
Gross profit	107,060	110,578	215,408	213,175

Commission and licensing fee income – net	3,187	3,699	6,358	8,066
Operating expenses	(69,935)	(68,666)	(145,461)	(139,193)
Income from operations	40,312	45,611	76,305	82,048
Interest and other income – net	1,053	992	2,086	1,907
Income before provision for income taxes	41,365	46,603	78,391	83,955
Provision for income taxes	13,226	17,100	26,222	30,920
Net income	28,139	29,503	52,169	53,035
Net income attributable to non-controlling interests	137	547	530	679
Net income attributable to Steven Madden, Ltd.	$28,002	$28,956	$51,639	$52,356

Basic net income per share	$0.45	$0.44	$0.83	$0.80

Diluted net income per share	$0.44	$0.43	$0.80	$0.78

Basic weighted average common shares outstanding	61,987	65,121	62,402	65,173
Effect of dilutive securities – options/restricted stock	2,231	2,035	2,273	1,998
Diluted weighted average common shares outstanding	64,218	67,156	64,675	67,171

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$28,139			$52,169
Other comprehensive (loss) income:
Foreign currency translation adjustment	$2,935	$—	2,935	$(44)	$—	(44)
Gain (loss) on cash flow hedging derivatives	395	(152)	243	712	(274)	438
Unrealized gain (loss) on marketable securities	2,024	(789)	1,235	4,062	(1,584)	2,478
Total other comprehensive (loss) income	$5,354	$(941)	4,413	$4,730	$(1,858)	2,872

Comprehensive income			32,552			55,041
Comprehensive income attributable to non-controlling interests			137			530
Comprehensive income attributable to Steven Madden, Ltd.			$32,415			$54,511

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$29,503			$53,035
Other comprehensive (loss) income:
Foreign currency translation adjustment	$(1,970)	$—	(1,970)	$(1,430)	$—	(3,400)
Gain (loss) on cash flow hedging derivatives	(1,358)	523	(835)	385	(148)	237
Unrealized gain (loss) on marketable securities	(4,882)	1,904	(2,978)	(5,256)	2,050	(3,206)
Total other comprehensive (loss) income	$(8,210)	$2,427	(5,783)	$(6,301)	$1,902	(6,369)

Comprehensive income			23,720			46,666
Comprehensive income attributable to non-controlling interests			547			679
Comprehensive income attributable to Steven Madden, Ltd.			$23,173			$45,987

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2014		2013
Cash flows from operating activities:
Net income	$52,169		$53,035
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from the exercise of stock options	(1,140)		(3,678)
Depreciation and amortization	7,206		6,601
Gain on disposal of fixed assets	78		914
Deferred taxes	3,921		622
Stock-based compensation	9,776		10,322
Accrued interest on note receivable – related party	—		(19)
Deferred rent	604		1,132
Realized gain on sale of marketable securities	4		127
Contingent liability	(1,100)		43
Changes in:
Accounts receivable, net of allowances	(14,889)		(20,451)
Due from factor, net of allowances	(2,129)		(135)
Notes Receivable	383		—
Inventories	(13,614)		(27,624)
Prepaids and other assets	1,020		2,594
Accounts payable and other accrued expenses	25,907		41,682
Net cash provided by operating activities	68,196		65,165

Cash flows from investing activities:
Purchases of property and equipment	(8,022)		(10,659)
Purchases of marketable securities	(15,012)		(46,428)
Sales of marketable securities	3,901		15,717
Acquisitions, net of cash acquired	(6,750)		—
Net cash used for investing activities	(25,883)		(41,370)

Cash flows from financing activities:
Common stock repurchases for treasury	(65,609)		(32,763)
Proceeds from exercise of stock options	1,032		4,189
Tax benefit from the exercise of stock options	1,140		3,678
Payment of contingent liability	(3,315)	—	—
Net cash used for financing activities	(66,752)		(24,896)
Net decrease in cash and cash equivalents	(24,439)		(1,101)
Cash and cash equivalents – beginning of period	180,275		168,777
Cash and cash equivalents – end of period	$155,836		$167,676
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2014
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2014 presentation and to reflect the 2013 three-for-two stock split which was announced on August 20, 2013. The stock split occurred and the additional shares were distributed to shareholders on October 1, 2013. All share and per share data herein gives effect to the stock split, applied retroactively. The results of operations for the three and six month period ended June 30, 2014 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2013 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 27, 2014.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2014
($ in thousands except share and per share data)

Note D – Notes Receivable
As of June 30, 2014 and December 31, 2013, Notes Receivable were comprised of the following:

	June 30, 2014	December 31, 2013
Note receivable from seller of SM Canada	$2,552	$3,171

In connection with the Company's February 21, 2012 acquisition of all of the assets comprising the footwear, handbags and accessories wholesale and retail businesses of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, "SM Canada"), the Company's sole distributor in Canada since 1994, the Company provided an interest-free loan to the seller of SM Canada in the principal amount of $3,107 Canadian dollars (which converted to approximately $3,085 in U.S. dollars at the time of acquisition). The note is payable in five annual installments which are due on the dates that the five annual earn-out payments are payable. The note was recorded net of the imputed interest, which will be amortized to income over the term of the note.

The first payment of principal was made in January 2014. To the extent that any earn-out is not achieved in future earn-out periods, the repayment of the note may result in less than the entire principal amount of the loan being repaid. In such event the unpaid annual installment of the principal of the note will be forgiven.
Note E – Marketable Securities
Marketable securities consist primarily of corporate bonds and certificates of deposit with maturities greater than three months and up to ten years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). For the three and six months ended June 30, 2014, gains of $2 and $4 were reclassified from accumulated other comprehensive income and recognized in the income statement in other income compared to losses of $38 and $127 for the comparable periods in 2013. These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three and six months ended June 30, 2014, the amortization of bond premiums totals $136 and $273 compared to $173 and $360 for the comparable periods in 2013. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. The schedule of maturities at June 30, 2014 and 2013 are as follows:

	Maturities as of June 30, 2014		Maturities as of December 31, 2013
	1 Year or Less	1 to 10 Years	1 Year or Less	1 to 10 Years
Corporate bonds	$14,452	$85,031	$4,078	$82,888
Certificates of deposit	19,042	8,305	16,513	8,379
Total	$33,494	$93,336	$20,591	$91,267

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2014
($ in thousands except share and per share data)

Note F – Fair Value Measurement
The accounting guidance under Accounting Standards Codification “Fair Value Measurements and Disclosures” (“ASC 820-10”) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities subject to fair value measurements as of June 30, 2014 and December 31, 2013 are as follows:

		June 30, 2014
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3 (c)
Assets:
Cash equivalents	$102,824	$102,824	$—	$—
Current marketable securities – available for sale (a)	33,494	33,494	—	—
Note receivable – related party	3,581	—	—	3,581
Note receivable from seller of SM Canada	2,552	—	—	2,552
Long-term marketable securities – available for sale (b)	93,336	93,336	—	—
Forward contracts	220	$—	220	$—
Total assets	$236,007	$229,654	$220	$6,133
Liabilities:
Contingent consideration	$30,380	—	—	$30,380
Total liabilities	$30,380	$—	$—	$30,380
(a) Current marketable securities includes unrealized gains of $941 and unrealized losses of $151.
(b) Long-term marketable securities includes unrealized gains of $1,679 and unrealized losses of $1,491.
(c) The decrease in the balance of the note receivable from seller of SM Canada at June 30, 2014 compared to December 31, 2013 is due to principal payments of $640, offset by $21 in foreign currency translation. The decrease in the contingent consideration at June 30, 2014 compared to December 31, 2013 is due to an earn-out payment of $3,315 to the seller of SM Canada as well as a reduction of $1,100 of the current portion of contingent consideration in excess of current year actual and expected payments.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2014
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

Forward contracts (see Note O) are entered into to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. Fair value of these instruments is based on observable market transactions of spot and forward rates.
For the note receivable due from related party (see Note I) and from the seller of SM Canada (see Note D), the carrying value was determined to be the fair value, based upon their imputed or actual interest rates, which approximate current market interest rates.

The Company has recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of SM Canada. Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada, earn-out payments will be due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. The current portion of the earn-out due based on the twelve-month period ending March 31, 2015 approximates the recorded value. An earn-out payment of $3,315 for the period ended March 31, 2014 was paid to the seller of SM Canada in the second quarter of this year.

The Company has recorded a liability for potential contingent consideration in connection with the May 25, 2011 acquisition of Cejon Inc., Cejon Accessories, Inc. and New East Designs, LLC (collectively "Cejon"). Pursuant to the terms of an earn-out agreement between the Company and the sellers of Cejon, earn-out payments will be made annually to the sellers of Cejon, based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The fair value of the remaining contingent payments was estimated using the present value of management's projections of the financial results of Cejon during the earn-out period.

The carrying value of certain financial instruments such as accounts receivable, due from factor and accounts payable approximates their fair values due to the short-term nature of their underlying terms. The fair values of investment in marketable securities available for sale are determined by reference to market data.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2014
($ in thousands except share and per share data)

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
Note H – Sales Deductions

The Company supports retailers’ initiatives to maximize sales of the Company’s products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. In addition, the Company accepts returns for damaged products for which the Company’s costs are normally charged back to the responsible third-party factory. Such expenses are reflected in the condensed consolidated financial statements as deductions to net sales.
Note I – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock, which common stock he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and the maturity date to June 30, 2015 at which time all principal and accrued interest would become due. On January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the note was again amended and restated (the “Third Amended and Restated Note”) to extend the maturity date to December 31, 2023 and eliminate the accrual of interest after December 31, 2011. In addition, the Third Amended and Restated Note provides that, commencing on December 31, 2014, and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company, provided that Mr. Madden continues to be employed by the Company on each such December 31. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Condensed Consolidated Financial Statements. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest a portion of the shares of the Company’s common stock, pledged by Mr. Madden as collateral for the loan. The number of shares of the Company's common stock currently securing the repayment of the loan is 472,500 shares. On June 30, 2014, the total market

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2014
($ in thousands except share and per share data)

Note I – Note Receivable – Related Party (continued)
value of these shares was $16,207. Pursuant to the elimination of further interest accumulation under the Third Amended and Restated Note, the outstanding principal and the accrued interest has been discounted to reflect imputed interest.
Note J – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004, originally providing for repurchases of shares of the Company's common stock in the aggregate amount of $20,000. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for the repurchase of shares. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. On April 29, 2014, the Board of Directors approved the continuation of the Company's Share Repurchase Program for up to $150,000 in repurchases of the Company's common stock which includes amounts remaining under the prior authorization. During the six months ended June 30, 2014, an aggregate of 1,926,913 shares of the Company's common stock was repurchased, in the open market, under the Share Repurchase Program, at an average price per share of $34.05, for an aggregate purchase price of approximately $65,609. As of June 30, 2014, approximately $126,382 remained available for future repurchases under the Share Repurchase Program.

Note K – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,161,000 and 4,170,000 shares for the three and six months ended June 30, 2014, respectively, compared to 4,313,000 shares for the three and six months ended June 30, 2013. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For both the three and six months ended June 30, 2014, options to purchase approximately 326,000 and 210,000 shares of common stock, respectively, have been excluded in the calculation of diluted net income per share as compared to 17,000 and 60,000 shares that were excluded for the three and six months ended June 30, 2013, as the result would have been antidilutive. For the three months ended June 30, 2014 and 2013, all unvested restricted stock awards were dilutive.
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

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(18,620,273)
Common stock available for grant of stock-based awards as of June 30, 2014	4,845,727

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2014
($ in thousands except share and per share data)

Note L – Stock-Based Compensation (continued)

Total equity-based compensation for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restricted stock	$3,728	$3,836	$7,513	$7,451
Stock options	1,124	1,335	2,263	2,871
Total	$4,852	$5,171	$9,776	$10,322

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from stock options exercised	$511	$3,538	$1,032	$4,189
Intrinsic value of stock options exercised	$549	$8,711	$1,135	$9,439

During the three and six months ended June 30, 2014, options to purchase approximately 193,264 shares of common stock with a weighted average exercise price of $19.36 and options to purchase approximately 430,774 shares of common stock with a weighted average exercise price of $21.16 vested, respectively. During the three and six months ended June 30, 2013, options to purchase approximately 659,841 shares of common stock with a weighted average exercise price of $9.87 and options to purchase approximately 906,996 shares of common stock with a weighted average exercise price of $12.23 vested, respectively. As of June 30, 2014, there were unvested options relating to 1,110,200 shares of common stock outstanding with a total of $8,872 of unrecognized compensation cost and an average vesting period of 2.88 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted during the six months ended June 30, 2014 and 2013:

	2014	2013
Volatility	29.0% to 31.8%	36.9% to 44.8%
Risk free interest rate	1.06% to 1.74%	0.37% to 0.76%
Expected life in years	4.1 to 5.1	4.1 to 5.1
Dividend yield	0.00%	0.00%
Weighted average fair value	$10.10	$9.63

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2014
($ in thousands except share and per share data)

Note L – Stock-Based Compensation (continued)

Activity relating to stock options granted under the Company’s plans and outside the plans during the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,373,000	$17.01
Granted	401,000	35.15
Exercised	(63,000)	16.46
Cancelled/Forfeited	(78,000)	26.93
Outstanding at June 30, 2014	3,633,000	$18.80	3.4 years	$56,311
Exercisable at June 30, 2014	2,523,327	$14.19	2.6 years	$50,749

Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2014 and 2013:

	2014		2013
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1	4,257,000	$24.24	4,333,500	$23.16
Granted	161,000	35.12	410,250	28.88
Vested	(228,000)	24.28	(316,500)	24.73
Forfeited	(2,000)	27.03	(24,000)	20.54
Non-vested at June 30	4,188,000	$24.54	4,403,250	$24.51

As of June 30, 2014, the Company had $84,248 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 8.25 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment of Mr. Madden’s existing employment agreement, pursuant to which, on February 8, 2012, Mr. Madden was granted 1,463,057 restricted shares of the Company’s common stock at the then market price of $27.34, which will vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. Pursuant to the contract, on June 30, 2012, Mr. Madden exercised his right to receive an additional restricted stock award, and, on July 3, 2012, he was granted 1,893,342 restricted shares of the Company's common stock at the then market price of $21.13, which will vest in the same manner as the aforementioned grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2014
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

Note N – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of June 30, 2014:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2014	$37,591	$49,324	$9,217	$96,132
Translation and other	191	—	1	192
Balance at June 30, 2014	$37,782	$49,324	$9,218	$96,324
The following table details identifiable intangible assets as of June 30, 2014:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Net Carrying Amount
Trade names	6–10 years	$4,590	$2,279	$2,311
Customer relationships	10 years	27,339	11,705	15,634
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	2,440	2,009	431
Other	3 years	14	14	—
		39,983	21,607	18,376
Re-acquired right	indefinite	35,200	2,472	32,728
Trade names	indefinite	80,938	—	80,938
		$156,121	$24,079	$132,042
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar in relation to the U.S. dollar.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2014
($ in thousands except share and per share data)

Note N – Goodwill and Intangible Assets (continued)

The estimated future amortization expense of purchased intangibles as of June 30, 2014 is as follows:

2014 (remaining six months)	$1,602
2015	3,071
2016	2,768
2017	2,530
2018	2,389
Thereafter	6,016
$18,376

Note O – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory from Mexico and are designated as cash flow hedging instruments. As of June 30, 2014, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in prepaid expenses and other current assets, is $220. As of June 30, 2014, $156 of gains related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of June 30, 2013, $324 of gains related to cash flow hedges were recorded in accumulated other comprehensive income, net of taxes. As of June 30, 2014, the Company's hedging activities were considered effective and, thus, no ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2014, gains of $26 and $13 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales, respectively, as compared to gains of $192 for the three and six months ended June 30, 2013.

Note P – Commitments, Contingencies and Other
Legal proceedings:

As previously disclosed, on August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents' commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable.  Subsequently, U.S. Immigration and Customs Enforcement notified the Company's legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit.  In September 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1,400.  The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3,050 and, accordingly, a reserve for this amount was recorded as of December 31, 2009.  The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, Office of Regulations and Rulings, under internal advice procedures.  On September 20, 2010, U.S. Customs issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and one of its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable.  With respect to the second buying agent, U.S. Customs also ruled that beginning in February, 2002, commissions paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable.  However, U.S. Customs found that the Company’s pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer's agent relationship between the Company and the agent and that commissions paid to the second agent under such buying agreements, in fact, were dutiable.  On the basis of the U.S. Customs ruling, the Company reevaluated the liability in the case and believes that it is not likely to exceed $1,248 and the reserve was reduced from $3,050 to such amount as of September 30, 2010.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2014
($ in thousands except share and per share data)

Note P – Commitments, Contingencies and Other (continued)

On November 21, 2011, U.S. Customs issued a pre-penalty notice to the Company in which it alleges that gross negligence by the Company resulted in an underpayment of duties with respect to certain pre-2002 buying agreements and claims that the Company owes $342 as an additional duty and $1,367 in monetary penalties.  In its February 16, 2012 response to the pre-penalty notice, the Company submitted that it owes no additional duty and, further, did not through negligence or gross negligence fail to pay any duty or engage in conduct amounting to either gross negligence or negligence.  The Company requested that U.S. Customs withdraw its proposal to issue a notice of penalty and take no further adverse action against the Company.  In the event that U.S. Customs was disinclined to withdraw the pre-penalty notice after review of the Company’s response, the Company further requested the opportunity to make an oral presentation to U.S. Customs prior to the issuance of a notice of penalty.  On June 26, 2014, the Company’s counsel met with U.S. Customs officials and made an oral presentation on behalf of the Company.  Following the meeting, counsel submitted to U.S. Customs a letter and the Company’s check in the amount of $342, representing the Company’s Offer in Compromise of the proposed government claim.  The Offer in Compromise was filed without any admission or acceptance by the Company with respect to the proposed claim.  In the event that U.S. Customs decides to reject the Offer in Compromise, return the amount deposited, and issue a notice of penalty, the Company intends to file a petition for relief requesting a reduction of the level of culpability and mitigation of the penalty amount assessed.  The maximum total amount of exposure, including penalties, related to this matter is approximately $1,700 for which the Company has accrued $1,248.

Information regarding certain other specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of June 30, 2014.

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

Note Q – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass-market merchants and specialty stores, derives revenue, both domestically and worldwide (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide (via our International business), from sales to department stores, mid-tier retailers, mass-market merchants and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from Canada and, under special distribution arrangements, from Asia, Europe, the Middle East, Mexico, Australia, India, South Africa and Central and South America. The Retail segment, through the operation of Company-owned retail stores in the United States and Canada and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary which earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. The Company's Licensing segment generates revenue by licensing its Steve Madden® and Steven by Steve Madden® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women's fashion apparel, jewelry, watches and luggage. In addition, this segment licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2014
($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

As of and three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
June 30, 2014
Net sales to external customers	$192,365	$57,434	$249,799	$45,916			$295,715
Gross profit	57,660	20,542	78,202	28,858			107,060
Commissions and licensing fees – net	—	—	—	—	$1,563	$1,624	3,187
Income (loss) from operations	25,594	10,316	35,910	1,215	1,563	1,624	40,312
Segment assets	$581,362	$165,435	746,797	127,913	30,784	—	905,494
Capital expenditures			$2,014	$1,616	$—	$—	$3,630
June 30, 2013
Net sales to external customers	$199,198	$52,224	$251,422	$46,212			$297,634
Gross profit	60,989	19,667	80,656	29,922			110,578
Commissions and licensing fees – net	—	—	—	—	$1,888	$1,811	3,699
Income from operations	27,044	9,394	36,438	5,474	1,888	1,811	45,611
Segment assets	$560,660	$188,774	749,434	110,483	28,826	—	888,743
Capital expenditures			$2,895	$3,538	$—	$—	$6,433

As of and six months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
June 30, 2014
Net sales to external customers	$412,104	$102,715	$514,819	$85,520			$600,339
Gross profit (a)	126,693	37,806	164,499	50,909			215,408
Commissions and licensing fees – net	—	—	—	—	$2,975	$3,383	6,358
Income from operations (a)	56,665	16,274	72,939	(2,992)	2,975	3,383	76,305
Segment assets	$581,362	$165,435	746,797	127,913	30,784	—	905,494
Capital expenditures			$4,227	$3,795	$—	$—	$8,022
June 30, 2013
Net sales to external customers	$388,379	$96,905	$485,284	$91,266			$576,550
Gross profit	118,851	37,236	156,087	57,089			213,175
Commissions and licensing fees – net	—	—	—	—	$4,170	$3,895	8,066
Income from operations	49,626	16,886	66,512	7,473	4,170	3,895	82,048
Segment assets	$560,660	$188,774	749,434	110,483	28,826	—	888,743
Capital expenditures			$3,822	$6,837	$—	$—	$10,659

(a) Does not sum due to rounding.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2014
($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

Revenues by geographic area for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Domestic (a)	$269,437	$264,817	$550,819	$517,254
International	26,278	32,817	49,520	59,296
Total	$295,715	$297,634	$600,339	$576,550
(a) Includes revenues of $76,362 and $159,320 for the three and six months ended June 30, 2014, respectively, and $83,954 and $158,246 for the comparable periods in 2013 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our International business.

Note R – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance, Accounting Standards Update ("ASU") No. 2014-09,  Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags and accessories. We also license our trademarks for use in connection with the manufacture, marketing and sale of various products to our licensees. Our products are marketed through our retail stores and our e-commerce websites, as well as better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass market merchants and catalog retailers throughout the United States and Canada. In addition, we have special distribution arrangements for the marketing and sale of our products in Asia, Europe, the Middle East, Mexico, Australia, South Africa, Central and South America and India. We offer a broad range of updated styles designed to establish or complement and capitalize on market trends. We have established a reputation for design creativity and our ability to offer quality products in popular styles at affordable prices, delivered in an efficient manner and time frame.
Net sales for the quarter ended June 30, 2014 decreased 0.6% to $295,715 from $297,634 in the same period of last year. Net income attributable to Steven Madden, Ltd. decreased 3.3% to $28,002 in the second quarter of 2014 compared to $28,956 in the same period of last year. The effective tax rate for the second quarter of 2014 decreased to 32.0% compared to 36.7% in the second quarter of last year due primarily to a discrete benefit of $1,252 related to prior years state taxes recognized during the current quarter. Diluted earnings per share increased to $0.44 per share on 64,218 diluted weighted average shares outstanding compared to $0.43 per share on 67,156 diluted weighted average shares outstanding in the second quarter of last year.
Our inventory turnover (calculated on a trailing twelve month average) for the quarter ended June 30, 2014 increased to 10.7 times from 10.5 times in the comparable period in 2013. Our accounts receivable average collection was 64 days in the second quarter of 2014 compared to 66 days in the same period of 2013. As of June 30, 2014, we had $282,666 in cash, cash equivalents and marketable securities, no short or long-term debt and total stockholders’ equity of $679,595. Working capital increased to $336,162 as of June 30, 2014, compared to $310,228 on June 30, 2013.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended June 30,
($ in thousands)

	2014		2013
CONSOLIDATED:
Net sales	$295,715	100.0%	$297,634	100.0%
Cost of sales	188,655	63.8%	187,056	62.8%
Gross profit	107,060	36.2%	110,578	37.2%
Other operating income – net of expenses	3,187	1.1%	3,699	1.2%
Operating expenses	69,935	23.6%	68,666	23.1%
Income from operations	40,312	13.6%	45,611	15.3%
Interest and other income – net	1,053	0.4%	992	0.3%
Income before income taxes	41,365	14.0%	46,603	15.7%
Net income attributable to Steven Madden, Ltd.	28,002	9.5%	28,956	9.7%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$192,365	100.0%	$199,198	100.0%
Cost of sales	134,705	70.0%	138,209	69.4%
Gross profit	57,660	30.0%	60,989	30.6%
Operating expenses	32,066	16.7%	33,945	17.0%
Income from operations	25,594	13.3%	27,044	13.6%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$57,434	100.0%	$52,224	100.0%
Cost of sales	36,892	64.2%	32,557	62.3%
Gross profit	20,542	35.8%	19,667	37.7%
Operating expenses	10,226	17.8%	10,273	19.7%
Income from operations	10,316	18.0%	9,394	18.0%

RETAIL SEGMENT:
Net sales	$45,916	100.0%	$46,212	100.0%
Cost of sales	17,058	37.2%	16,290	35.3%
Gross profit	28,858	62.8%	29,922	64.7%
Operating expenses	27,643	60.2%	24,448	52.9%
Income from operations	1,215	2.6%	5,474	11.8%
Number of stores	124		113

FIRST COST SEGMENT:
Other commission income – net of expenses	$1,563	100.0%	$1,888	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$1,624	100.0%	$1,811	100.0%

Selected Financial Information
Six Months Ended June 30,
($ in thousands)

	2014		2013
CONSOLIDATED:
Net sales	$600,339	100.0%	$576,550	100.0%
Cost of sales	384,931	64.1%	363,375	63.0%
Gross profit	215,408	35.9%	213,175	37.0%
Other operating income – net of expenses	6,358	1.1%	8,066	1.4%
Operating expenses	145,461	24.2%	139,193	24.1%
Income from operations	76,305	12.7%	82,048	14.2%
Interest and other income – net	2,086	0.3%	1,907	0.3%
Income before income taxes	78,391	13.1%	83,955	14.6%
Net income attributable to Steven Madden, Ltd.	51,639	8.6%	52,356	9.1%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$412,104	100.0%	$388,379	100.0%
Cost of sales	285,411	69.3%	269,528	69.4%
Gross profit	126,693	30.7%	118,851	30.6%
Operating expenses	70,028	17.0%	69,225	17.8%
Income from operations	56,665	13.8%	49,626	12.8%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$102,715	100.0%	$96,905	100.0%
Cost of sales	64,909	63.2%	59,669	61.6%
Gross profit	37,806	36.8%	37,236	38.4%
Operating expenses	21,532	21.0%	20,350	21.0%
Income from operations	16,274	15.8%	16,886	17.4%

RETAIL SEGMENT:
Net sales	$85,520	100.0%	$91,266	100.0%
Cost of sales	34,611	40.5%	34,177	37.4%
Gross profit	50,909	59.5%	57,089	62.6%
Operating expenses	53,901	63.0%	49,616	54.4%
Income (loss) from operations	(2,992)	(3.5)%	7,473	8.2%
Number of stores	124		113

FIRST COST SEGMENT:
Other commission income – net of expenses	$2,975	100.0%	$4,170	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$3,383	100.0%	$3,895	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Consolidated:
Net sales for the three months ended June 30, 2014 decreased 0.6% to $295,715 compared to $297,634 in the same period of last year. Gross margin decreased to 36.2% from 37.2% due primarily to increased promotional activity in the Retail segment. Operating expenses increased in the second quarter of this year to $69,935 from $68,666 in the second quarter of last year primarily due to the increase in outlet stores in our Retail segment. Operating expenses as a percentage of sales were 23.6% for the second quarter of 2014 compared to 23.1% in the second quarter of 2013 due to deleverage on lower sales. Commission and licensing fee income for the second quarter of 2014 decreased to $3,187 compared to $3,699 achieved in the second quarter of 2013. The effective tax rate for the second quarter of 2014 decreased to 32.0% compared to 36.7% in the second quarter of last year due primarily to a discrete benefit of $1,252 related to prior years state taxes recognized during the current quarter. Net income attributable to Steven Madden, Ltd. for the second quarter of 2014 decreased to $28,002 compared to net income for the second quarter of 2013 of $28,956.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $192,365, or 65.1%, and $199,198, or 66.9%, of our total net sales for the second quarter of 2014 and 2013, respectively, which represents a $6,833, or 3.4%, decrease. This decrease is due to lower sales in our private label footwear business of $12,050, or 14.5% which was attributable to the temporary reduction in sales with one customer. This reduction was offset by growth of $5,216, or 4.5%, in our branded footwear business led by gains in our Steve Madden Women's, Steve Madden Men's and Report divisions.

Gross profit margin in the Wholesale Footwear segment was 30.0% for the second quarter of 2014 compared to 30.6% for the second quarter of 2013 reflecting increased markdown allowances. Operating expenses decreased to $32,066 in the second quarter of 2014 from $33,945 in the same period of last year. As a percentage of net sales, operating expenses decreased to 16.7% in the second quarter of 2014 compared to 17.0% in the same period of 2013. The decrease is due to a benefit received for the reversal of the current portion of our contingent liabilities in excess of current year payments. Income from operations for the Wholesale Footwear segment decreased to $25,594 for the quarter ended June 30, 2014 compared to $27,044 for the same period of last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $57,434, or 19.4%, and $52,224, or 17.5%, of total net sales for the Company in the second quarters of 2014 and 2013, respectively. This 10.0% increase in net sales in the second quarter of 2014 is attributable to growth in our private label and our Betsey Johnson handbag businesses.
Gross profit margin in the Wholesale Accessories segment decreased to 35.8% in the second quarter of this year from 37.7% in the same period in 2013, primarily due to the increase in the private label handbag business which is lower margin business and increased markdown allowances in the branded business. In the second quarter of 2014, operating expenses remained relatively flat at $10,226 compared to $10,273 in the same period of last year. As a percentage of net sales, operating expenses decreased to 17.8% in the second quarter of 2014 from 19.7% in the same period of 2013, resulting from leverage on sales growth. Income from operations for the Wholesale Accessories segment increased 9.8% to $10,316 for the second quarter of 2014 compared to $9,394 for the same period of last year.

Retail Segment:
In the second quarter of 2014, net sales from the Retail segment accounted for $45,916, or 15.5%, of our total net sales compared to $46,212, or 15.5%, of our total net sales in the same period last year, which represents a $296, or 0.6%, decrease. The decrease in net sales reflects a decline in comparable store sales driven by a soft overall retail environment. We added seventeen new stores and closed six stores during the twelve months ended June 30, 2014. As a result, we had 124 retail stores as of June 30, 2014 compared to 113 stores as of June 30, 2013, in each case including our e-commerce stores. The 124 stores currently in operation include 95 Steve Madden® stores, 24 Steve Madden® outlet stores, one Steven® store, one Superga store and three e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the second quarter of 2014 and 2013) decreased 8.5% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the second quarter of 2014, gross margin decreased to 62.8% from 64.7% in the same period of 2013, primarily due to increased promotional activity. In the second quarter of 2014, operating expenses increased to $27,643, or 60.2%, of net sales compared to $24,448, or 52.9%, of net sales in the second quarter of last year. The increase reflects the net year-over-year increase in new store openings, as well as the deleverage on lower sales. Income from operations for the Retail segment decreased to $1,215 in the second quarter of this year from income of $5,474 in the same period of last year.

First Cost Segment:
The First Cost segment which includes net commission income and fees decreased to $1,563 for the second quarter of 2014 compared to $1,888 for the comparable period of 2013 primarily due to a decline in sales with certain private label customers.

Licensing Segment:
Net licensing income was $1,624 and $1,811 for the second quarter ended June 30, 2014 and 2013, respectively. The decrease is primarily due to increased promotional spend as well as a decrease in licensing income resulting from a decrease in sales of Betsey Johnson® jewelry by certain licensees.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Consolidated:
Net sales for the six months ended June 30, 2014 increased 4.1% to $600,339 compared to $576,550 in the same period of last year. Gross margin declined to 35.9% from 37.0% as a result of increased markdown allowances in the Wholesale Footwear segment as well as increased promotional activities in the Retail segment. Operating expenses increased in the first six months of 2014 to $145,461 from $139,193 in the first six months of 2013. The increase in operating expenses was primarily due to an increase in the number of outlet stores. As a percentage of sales operating expenses were 24.2% for the first six months of 2014 compared to 24.1% for the first six months of 2013. Commission and licensing fee income for the first six months of 2014 decreased to $6,358 compared to $8,066 achieved in the first six months of 2013. Net income attributable to Steven Madden, Ltd. for the first six months of 2014 decreased to $51,639 compared to net income for the first six months of 2013 of $52,356.
Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $412,104, or 68.6%, and $388,379, or 67.4%, of our total net sales for the first six months of 2014 and 2013, respectively, which represents a $23,725, or 6.1%, increase. The increase in net sales was driven by double digit increase in our branded business offset by a slight decrease in our private label business.

Gross profit margin in the Wholesale Footwear segment was 30.7% for the first six months of 2014 and 30.6% for the first six months of 2013, driven by higher growth in our branded business offset by increased markdown allowances. Operating expenses increased to $70,028 in the first six months of 2014 from $69,225 in the same period of last year. As a percentage of net sales, operating expenses were 17.0% in the first six months of 2014 compared to 17.8% in the same period of 2013. Income from operations for the Wholesale Footwear segment increased to $56,665 for the first six months of 2014 compared to $49,626 for the same period of last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $102,715, or 17.1%, and $96,905, or 16.8%, of total net sales for the Company in the first six months of 2014 and 2013, respectively. This 6.0% increase in net sales in the first six months of 2014 was attributed to double digit growth in Betsey Johnson® and private label handbags, partially offset by declines in Big Buddha® handbags as well as belts and sunglasses compared to the same period in 2013.
Gross profit margin in the Wholesale Accessories segment decreased to 36.8% in the first six months of 2014 from 38.4% in the same period last year, primarily due to an increase in sales to private label customers, which sales generate lower margins. In the first six months of 2014, operating expenses of $21,532 compared to the prior year amount of $20,350. As a percentage of net sales, operating expenses were 21.0% in the first six months of 2014 and 2013. Income from operations for the Wholesale Accessories segment slightly decreased 3.6% to $16,274 for the first six months of 2014 compared to $16,886 for the same period of last year.

Retail Segment:
In the first six months of 2014, net sales from the Retail segment accounted for $85,520, or 14.2%, of our total net sales compared to $91,266, or 15.8%, of our total net sales in the same period last year, which represents a $5,746, or 6.3%, decrease. This decrease in net sales reflects a decline in comparable store sales driven by a soft overall retail environment offset by the addition of retail stores since the second quarter of 2013. We added seventeen new stores and closed six stores during the twelve months ended June 30, 2014. As a result, we had 124 retail stores as of June 30, 2014 compared to 113 stores as of June 30, 2013, in each case including our e-commerce stores. The 124 stores currently in operation include 95 Steve Madden® stores, 24 Steve Madden® outlet stores, one Steven® store, one Superga store and three e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first six months of 2014 and 2013) decreased 12.8% in the first six months of this year compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the first six months of 2014, gross margin decreased to 59.5% from 62.6% in the same period of 2013, primarily due to increased promotional activity. In the first six months of 2014, operating expenses increased to $53,901, or 63.0%, of net sales compared to $49,616, or 54.4%, of net sales, in the first six months of 2013. Loss from operations for the Retail segment was $2,992 in the first six months of this year compared to income from operations of $7,473 in the same period of last year.

First Cost Segment:
The First Cost segment net commission income and fees decreased to $2,975 for the first six months of 2014 compared to $4,170 for the comparable period of 2013. This decrease was primarily due to a decline in sales with certain private label customers.

Licensing Segment:
Net licensing income was relatively consistent at $3,383 and $3,895 for the six months ended June 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days' prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of the aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate or LIBOR. The Company also pays a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our First Cost segment and private label business, the fee is 0.14% of the gross invoice amount. For all other receivables, the fee is 0.25% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it. To the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations. As of June 30, 2014, we had no borrowing against the credit facility.
As of June 30, 2014, we had working capital of $336,162, cash and cash equivalents of $155,836, investments in marketable securities of $126,830 and no long-term debt.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $68,196 for the six months of 2014 compared to cash provided by operations of $65,165 in the same period of last year. The primary sources of cash were net income of $52,169, as well as an increase in accounts payable and other accrued expenses. The primary uses of cash were net increases in accounts receivable and inventory.

INVESTING ACTIVITIES
 ($ in thousands)

During the six months ended June 30, 2014, we invested $15,012 in marketable securities and received $3,901 from the maturities and sales of marketable securities. We also made capital expenditures of $8,022, principally for improvements to existing stores, systems enhancements, new stores and leasehold improvements to office space. Additionally, we made payments of $6,750 related to the purchase of the Brian Atwood® intellectual property and related assets (see Note M to the Condensed Consolidated Financial Statements contained in this Quarterly Report).
FINANCING ACTIVITIES
($ in thousands)
During the six months ended June 30, 2014, net cash used for financing activities was $66,752, which consisted of the repurchase of shares of common stock for an aggregate purchase price of approximately $65,609 (see Note J to the Condensed Consolidated Financial Statements contained in this Quarterly Report) and $3,315 of contingent liability payments, offset by the tax benefit from the exercise of stock options of $1,140 and proceeds from the exercise of stock options of $1,032.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of June 30, 2014 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	2019 and after
Operating lease obligations	$242,537	$17,269	$69,562	$60,035	$95,671
Purchase obligations	181,301	181,301	—	—	—
Contingent payment liabilities	30,380	5,280	20,175	4,925	—
Other long-term liabilities (future minimum royalty payments)	1,235	570	665	—	—
Total	$455,453	$204,420	$90,402	$64,960	$95,671
At June 30, 2014, we had open letters of credit for the purchase of inventory of approximately $2,108.
As previously reported, on January 3, 2012, the Company entered into an amendment, dated as of December 30, 2011, to the employment agreement of the Company's Creative and Design Chief, Steven Madden. The amended employment agreement provides Mr. Madden with a base annual salary of approximately $9,667 in 2014, approximately $11,917 in 2015 and approximately $10,698 annually for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. As described in Note L to the Condensed Consolidated Financial Statements, in 2012, Mr. Madden also received two restricted stock awards pursuant to his amended employment agreement. The employment agreement further entitles Mr. Madden to an annual life insurance premium payment, an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria, as well as the opportunity for discretionary cash bonuses. On May 28, 2014, Mr. Madden waived his annual stock option grant for 2014, which stock option would have been issued to him on or about the date of the Company's 2014 annual meeting of stockholders. The terms of an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden were amended in connection with the amendment of the employment agreement. The amended terms included the elimination of further interest accumulation on the loan. The outstanding principal amount of the loan, together with all previously accrued interest, has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $1,494 in the remainder of 2014, $1,769 in 2015 and $1,162 in 2016. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, "SM Canada") on February 21, 2012, we are subject to potential earn-out payments to the seller of SM Canada based on the annual performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. We made the second earn-out payment of $3,315, based on the performance of SM Canada during the twelve month period ended on March 31, 2014, to the seller of SM Canada during the second quarter of 2014. In connection with our acquisition of Cejon Inc, Cejon Accessories, Inc. and New East Designs, LLC (collectively "Cejon") on May 25, 2011, we are subject to potential earn-out payments to the seller of Cejon based on the annual performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The third payment will be made to the seller of Cejon in the third quarter of 2014.
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
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended June 30, 2014. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
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
Contingent payment liabilities. Since February 2010, the Company has completed four acquisitions, two of which continue to require the Company to potentially make contingent payments to the sellers of the acquired businesses based on the future financial performance of the acquired businesses over a period of two to three years, as applicable. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of the acquired business. Failure to correctly project the financial results of the acquired businesses could materially impact our results of operations and financial position.
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
As of June 30, 2014, we held marketable securities valued at $126,830, which consist primarily of corporate bonds and marketable equity securities. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, on August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents' commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable.  Subsequently, U.S. Immigration and Customs Enforcement notified the Company's legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit.  In September 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1,400.  The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3,050 and, accordingly, a reserve for this amount was recorded as of December 31, 2009.  The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, Office of Regulations and Rulings, under internal advice procedures.  On September 20, 2010, U.S. Customs issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and one of its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable.  With respect to the second buying agent, U.S. Customs also ruled that beginning in February, 2002, commissions paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable.  However, U.S. Customs found that the Company’s pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer's agent relationship between the Company and the agent and that commissions paid to the second agent under such buying agreements, in fact, were dutiable.  On the basis of the U.S. Customs ruling, the Company reevaluated the liability in the case and believes that it is not likely to exceed $1,248 and the reserve was reduced from $3,050 to such amount as of September 30, 2010.

On November 21, 2011, U.S. Customs issued a pre-penalty notice to the Company in which it alleges that gross negligence by the Company resulted in an underpayment of duties with respect to certain pre-2002 buying agreements and claims that the Company owes $342 as an additional duty and $1,367 in monetary penalties.  In its February 16, 2012 response to the pre-penalty notice, the Company submitted that it owes no additional duty and, further, did not through negligence or gross negligence fail to pay any duty or engage in conduct amounting to either gross negligence or negligence.  The Company requested that U.S. Customs withdraw its proposal to issue a notice of penalty and take no further adverse action against the Company.  In the event that U.S. Customs was disinclined to withdraw the pre-penalty notice after review of the Company’s response, the Company further requested the opportunity to make an oral presentation to U.S. Customs prior to the issuance of a notice of penalty.  On June 26, 2014, the Company’s counsel met with U.S. Customs officials and made an oral presentation on behalf of the Company.  Following the meeting, counsel submitted to U.S. Customs a letter and the Company’s check in the amount of $342, representing the Company’s Offer in Compromise of the proposed government claim.  The Offer in Compromise was filed without any admission or acceptance by the Company with respect to the proposed claim.  In the event that U.S. Customs decides to reject the Offer in Compromise, return the amount deposited, and issue a notice of penalty, the Company intends to file a petition for relief requesting a reduction of the level of culpability and mitigation of the penalty amount assessed.  The maximum total amount of exposure, including penalties, related to this matter is approximately $1,700 for which the Company has accrued $1,248.

Information regarding certain other specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note P to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of June 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended June 30, 2014, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. During the three months ended June 30, 2014, there were no sales of shares of the Company's common stock. See also Note J to the Condensed Consolidated Financial Statements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Be Purchased Under the Plans or Programs
4/1/2014 - 4/30/2014	340,770	$35.45	340,770	$150,000
5/1/2014 - 5/31/2014	361,124	$33.45	361,124	$138,494
6/1/2014 - 6/30/2014	374,084	$32.38	374,084	$126,382
Total	1,075,978	$33.71	1,075,978	$126,382

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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

DATE: August 7, 2014

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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