Form 10-Q
period 2014-09-30
STEVEN MADDEN, LTD.
filed 2014-11-06
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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
Yes  ☐   No ☒

As of November 5, 2014, the latest practicable date, there were 64,227,437 shares of the registrant’s common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2014	December 31, 2013	September 30, 2013
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$169,911	$180,275	$122,426
Accounts receivable, net of allowances of $4,599, $2,594 and $2,755	29,997	17,066	19,648
Factor accounts receivable, net of allowances of $14,483, $17,818 and $16,054	230,436	168,357	230,058
Inventories	103,151	73,696	99,668
Marketable securities – available for sale	16,989	20,591	19,848
Prepaid expenses and other current assets	18,763	17,194	21,160
Prepaid taxes	—	7,199	—
Deferred taxes	12,288	12,267	10,821
Total current assets	581,535	496,645	523,629
Notes receivable	2,440	3,171	3,085
Note receivable – related party	3,581	3,581	3,581
Property and equipment, net	63,092	56,606	54,197
Other assets	6,463	3,276	1,881
Marketable securities – available for sale	2,573	91,267	92,431
Goodwill – net	144,972	96,132	96,579
Intangibles – net	129,876	129,563	131,758
Total Assets	$934,532	$880,241	$907,141
LIABILITIES
Current liabilities:
Accounts payable	$118,817	$99,126	$127,800
Accrued expenses	56,693	37,099	48,525
Income taxes payable	11,645	—	128
Contingent payment liability – current portion	12,476	10,695	9,322
Accrued incentive compensation	5,386	7,583	6,403
Total current liabilities	205,017	154,503	192,178
Contingent payment liability	17,082	24,100	30,377
Deferred rent	11,101	9,435	8,941
Deferred taxes	15,514	13,224	2,976
Other liabilities	139	139	114
Total Liabilities	248,853	201,401	234,586
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 83,302, 82,941 and 82,819 shares issued, 64,696, 67,336 and 68,110 shares outstanding	8	8	8
Additional paid-in capital	267,021	247,857	242,084
Retained earnings	762,931	672,044	636,385
Accumulated other comprehensive loss	(8,104)	(6,677)	(4,035)
Treasury stock – 18,606, 15,605, and 14,709 shares at cost	(336,466)	(234,715)	(202,008)
Total Steven Madden, Ltd. stockholders’ equity	685,390	678,517	672,434
Non-controlling interests	289	323	121
Total stockholders’ equity	685,679	678,840	672,555
Total Liabilities and Stockholders’ Equity	$934,532	$880,241	$907,141

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$391,992	$394,791	$992,331	$971,341
Cost of sales	255,895	255,088	640,826	618,463
Gross profit	136,097	139,703	351,505	352,878

Commission and licensing fee income – net	5,103	4,937	11,461	13,002
Operating expenses	(81,867)	(76,543)	(227,328)	(215,734)
Income from operations	59,333	68,097	135,638	150,146
Interest and other income – net	1,132	1,308	3,218	3,213
Income before provision for income taxes	60,465	69,405	138,856	153,359
Provision for income taxes	21,163	25,323	47,385	56,242
Net income	39,302	44,082	91,471	97,117
Net income attributable to non-controlling interests	54	90	584	769
Net income attributable to Steven Madden, Ltd.	$39,248	$43,992	$90,887	$96,348

Basic net income per share	$0.64	$0.68	$1.47	$1.48

Diluted net income per share	$0.62	$0.66	$1.42	$1.44

Basic weighted average common shares outstanding	61,019	64,450	61,936	64,926
Effect of dilutive securities – options/restricted stock	2,196	2,410	2,248	2,136
Diluted weighted average common shares outstanding	63,215	66,860	64,184	67,062

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$39,302			$91,471
Other comprehensive (loss) income:
Foreign currency translation adjustment	$(3,346)	$—	(3,346)	$(3,390)	$—	(3,390)
Gain (loss) on cash flow hedging derivatives	(485)	187	(298)	227	(87)	140
Unrealized gain (loss) on marketable securities	(1,076)	420	(656)	2,986	(1,164)	1,822
Total other comprehensive (loss)	$(4,907)	$607	(4,300)	$(177)	$(1,251)	(1,428)

Comprehensive income			35,002			90,043
Comprehensive income attributable to non-controlling interests			54			584
Comprehensive income attributable to Steven Madden, Ltd.			$34,948			$89,459

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$44,082			$97,117
Other comprehensive (loss) income:
Foreign currency translation adjustment	$1,093	$—	1,093	$(2,307)	$—	(2,307)
Gain (loss) on cash flow hedging derivatives	(361)	139	(222)	24	(9)	15
Unrealized gain (loss) on marketable securities	33	(13)	20	(5,223)	2,037	(3,186)
Total other comprehensive income (loss)	$765	$126	891	$(7,506)	$2,028	(5,478)

Comprehensive income			44,973			91,639
Comprehensive income attributable to non-controlling interests			90			769
Comprehensive income attributable to Steven Madden, Ltd.			$44,883			$90,870

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014		2013
Cash flows from operating activities:
Net income	$91,471		$97,117
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from the exercise of stock options	(1,631)		(4,278)
Depreciation and amortization	10,961		9,688
Loss on disposal of fixed assets	278		885
Deferred taxes	(1,120)		(572)
Stock-based compensation	14,593		15,236
Deferred rent	1,035		1,420
Realized gain (loss) on sale of marketable securities	678		(136)
Contingent Liability	(1,378)		—
Changes, net of acquisitions, in:
Accounts receivable, net of allowances	(1,060)		(2,243)
Factor accounts receivable, net of allowances	(62,079)		(79,762)
Notes Receivable	383		—
Inventories	(17,075)		(35,985)
Prepaids and other assets	6,965		(3,094)
Accounts payable and other accrued expenses	32,416		59,813
Net cash provided by operating activities	74,437		58,089

Cash flows from investing activities:
Purchases of property and equipment	(12,605)		(16,366)
Purchases of marketable securities	(17,420)		(50,548)
Sales of marketable securities	112,293		30,146
Acquisitions, net of cash acquired	(61,414)		—
Net cash provided by/(used) for investing activities	20,854		(36,768)

Cash flows from financing activities:
Common stock repurchases for treasury	(101,751)		(69,465)
Proceeds from exercise of stock options	2,940		4,935
Tax benefit from the exercise of stock options	1,631		4,278
Payment of contingent liability	(8,475)	—	(7,420)
Net cash used for financing activities	(105,655)		(67,672)
Net decrease in cash and cash equivalents	(10,364)		(46,351)
Cash and cash equivalents – beginning of period	180,275		168,777
Cash and cash equivalents – end of period	$169,911		$122,426
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2014
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2014 presentation. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2013 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 27, 2014.
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
Note D – Notes Receivable
As of September 30, 2014 and December 31, 2013, Notes Receivable were comprised of the following:

	September 30, 2014	December 31, 2013
Note receivable from seller of SM Canada	$2,440	$3,171

In connection with the Company's February 21, 2012 acquisition of all of the assets comprising the footwear, handbags and accessories wholesale and retail businesses of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, "SM Canada"), the Company's sole distributor in Canada since 1994, the Company provided

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2014
($ in thousands except share and per share data)

Note D – Notes Receivable (continued)

an interest-free loan to the seller of SM Canada in the principal amount of $3,107 Canadian dollars (which converted to approximately $3,085 in U.S. dollars at the time of acquisition). The note is payable in five annual installments which are due on the dates that the five annual earn-out payments are payable. The note was recorded net of the imputed interest, which will be amortized to income over the term of the note.

The first payment of principal was made in January 2014. To the extent that any earn-out is not achieved in future earn-out periods, the repayment of the note may result in less than the entire principal amount of the loan being repaid. In such event the unpaid annual installment of the principal of the note will be forgiven.
Note E – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to ten years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2014, gains of $674 and $678 were reclassified from accumulated other comprehensive income and recognized in the income statement in other income compared to losses of $263 and $136 for the comparable periods in 2013. These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three and nine months ended September 30, 2014, the amortization of bond premiums totals $51 and $324 compared to $161 and $521 for the comparable periods in 2013. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. The schedule of maturities at September 30, 2014 and 2013 are as follows:

	Maturities as of September 30, 2014		Maturities as of December 31, 2013
	1 Year or Less	1 to 10 Years	1 Year or Less	1 to 10 Years
Corporate bonds	$1,907	$2,573	$4,078	$82,888
Certificates of deposit	15,082	—	16,513	8,379
Total	$16,989	$2,573	$20,591	$91,267
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

The Company’s financial assets and liabilities subject to fair value measurements as of September 30, 2014 and December 31, 2013 are as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2014
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

		September 30, 2014
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$102,277	$102,277	$—	$—
Current marketable securities – available for sale (a)	16,989	16,989	—	—
Note receivable – related party	3,581	—	—	3,581
Note receivable from seller of SM Canada (b)	2,440	—	—	2,440
Long-term marketable securities – available for sale (c)	2,573	2,573	—	—
Total assets	$127,860	$121,839	$—	$6,021
Liabilities:
Forward contracts	$194	$—	$194	$—
Contingent consideration (d)	29,558	—	—	29,558
Total liabilities	$29,752	$—	$194	$29,558
(a) Current marketable securities includes unrealized gains of $5 and unrealized losses of $0.6.
(b) The decrease in the balance of the note receivable from seller of SM Canada at September 30, 2014 compared to December 31, 2013 is due to principal payments of $640 in the first quarter of 2014, offset by $21 in foreign currency translation.

(c) Long-term marketable securities includes unrealized losses of $101.
(d) The decrease in the contingent consideration at September 30, 2014 compared to December 31, 2013 is due to an earn-out payment of $3,315 during the second quarter of 2014 to the seller of SM Canada, an earn-out payment of $5,160 during the third quarter of 2014 to the seller of Cejon, the addition of the estimate of earn-out payments to the seller of Dolce Vita of $4,616 as well as reduction of $1,378 due to a change in estimate of expected payments.

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

The Company enters into forward contracts (see Note O) to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. Fair value of these instruments is based on observable market transactions of spot and forward rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2014
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)
For the note receivable due from related party (see Note I) and from the seller of SM Canada (see Note D), the carrying value was determined to be the fair value, based upon their imputed or actual interest rates, which approximate current market interest rates.

The Company has recorded a liability for potential contingent consideration in connection with the August 13, 2014 acquisition of Dolce Vita (see Note M). Pursuant to the terms of an earn-out agreement between the Company and the seller of Dolce Vita, earn-out payments will be due annually to the seller of Dolce Vita based on the financial performance of Dolce Vita for each of the twelve-month periods ending on September 30, 2015 through 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Dolce Vita during the earn-out period.

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

The Company has recorded a liability for potential contingent consideration in connection with the May 25, 2011 acquisition of Cejon Inc., Cejon Accessories, Inc. and New East Designs, LLC (collectively "Cejon"). Pursuant to the terms of an earn-out agreement between the Company and the sellers of Cejon, earn-out payments will be made annually to the sellers of Cejon, based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The current year payment was made during the third quarter in the amount of $5,160. The fair value of the remaining contingent payments was estimated using the present value of management's projections of the financial results of Cejon during the earn-out period.

The carrying value of certain financial instruments such as accounts receivable, due from factor and accounts payable approximates their fair values due to the short-term nature of their underlying terms. The fair values of investment in marketable securities available for sale are determined by reference to publicly quoted prices in an active market.
Note G – Revenue Recognition

The Company recognizes revenue on wholesale sales when products are shipped pursuant to its standard terms, which are freight on board (“FOB”) Company warehouse, or when products are delivered to the consolidators, or any other destination, as per the terms of the customers’ purchase order, persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is reasonably assured. Sales reductions on wholesale sales for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. With the exception of our cold weather accessories business, we do not accept returns from our wholesale customers unless there are product quality issues, which we charge back to the vendors. Sales of cold weather accessories to wholesale customers are recorded net of returns, which are estimated based on historical experience. Such amounts have historically not been material. Retail sales are recognized when the payment is received from customers and are recorded net of estimated returns. The Company also generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its clients. The Company’s commission revenue includes fees charged for its design, product and development services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development fees are recognized as earned when title to the product transfers from the manufacturer to the customer and collections are reasonably assured and are reported on a net basis after deducting related operating expenses.

The Company licenses its Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery, women's fashion apparel, jewelry, watches and luggage. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. Under the terms of retail selling agreements, most of the

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2014
($ in thousands except share and per share data)

Note G – Revenue Recognition (continued)

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
Note I – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock, which common stock he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and the maturity date to June 30, 2015 at which time all principal and accrued interest would become due. On January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the note was again amended and restated (the “Third Amended and Restated Note”) to extend the maturity date to December 31, 2023 and eliminate the accrual of interest after December 31, 2011. In addition, the Third Amended and Restated Note provides that, commencing on December 31, 2014, and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company, provided that Mr. Madden continues to be employed by the Company on each such December 31. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Condensed Consolidated Financial Statements. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest a portion of the shares of the Company’s common stock, pledged by Mr. Madden as collateral for the loan. The number of shares of the Company's common stock currently securing the repayment of the loan is 472,500 shares. On September 30, 2014, the total market value of these shares was $15,229. Pursuant to the elimination of further interest accumulation under the Third Amended and Restated Note, the outstanding principal and the accrued interest has been discounted to reflect imputed interest.
Note J – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004, originally providing for repurchases of shares of the Company's common stock in the aggregate amount of $20,000. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for the repurchase of shares. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. On April 29, 2014, the Board of Directors approved the continuation of the Company's Share Repurchase Program for up to $150,000 in repurchases of the Company's common stock which includes amounts remaining under the prior authorization. During the nine months ended September 30, 2014, an aggregate of 3,000,922 shares of the Company's common stock was repurchased, in the open market, under the Share Repurchase Program, at an average price per share of $33.91, for an aggregate purchase price of approximately $101,751. As of September 30, 2014, approximately $90,240 remained available for future repurchases under the Share Repurchase Program.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2014
($ in thousands except share and per share data)

Note K – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,129,000 and 4,156,000 shares for the three and nine months ended September 30, 2014, respectively, compared to 4,290,000 and 4,305,000 shares for the three and nine months ended September 30, 2013, respectively. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For both the three and nine months ended September 30, 2014, options to purchase approximately 362,000 and 347,000 shares of common stock, respectively, have been excluded in the calculation of diluted net income per share as compared to 1,000 and 21,000 shares that were excluded for the three and nine months ended September 30, 2013, as the result would have been antidilutive. For the three months ended September 30, 2014 and 2013, all unvested restricted stock awards were dilutive.
Note L – Equity-Based Compensation

In March 2006, the Company's Board of Directors approved the Steven Madden, Ltd. 2006 Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The stockholders approved the Plan on May 26, 2006. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan from 4,050,000 to 5,231,250. On May 22, 2009, the stockholders approved a second amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 13,716,000. On May 25, 2012, the stockholders approved a third amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 23,466,000. The following table summarizes the number of shares of common stock authorized for use under the Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the Plan and the number of shares of common stock available for the grant of stock-based awards under the Plan:

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(18,674,109)
Common stock available for grant of stock-based awards as of September 30, 2014	4,791,891

Total equity-based compensation for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restricted stock	$3,787	$3,837	$11,300	$11,288
Stock options	1,030	1,077	3,293	3,948
Total	$4,817	$4,914	$14,593	$15,236

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and nine months ended September 30, 2014 and 2013 are as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2014
($ in thousands except share and per share data)

Note L – Equity-Based Compensation (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from stock options exercised	$1,913	$746	$2,940	$4,935
Intrinsic value of stock options exercised	$1,948	$1,650	$3,083	$11,089

During the three and nine months ended September 30, 2014, options to purchase approximately 32,072 shares of common stock with a weighted average exercise price of $25.69 and options to purchase approximately 462,846 shares of common stock with a weighted average exercise price of $21.48 vested, respectively. During the three and nine months ended September 30, 2013, options to purchase approximately 72,440 shares of common stock with a weighted average exercise price of $16.90 and options to purchase approximately 979,436 shares of common stock with a weighted average exercise price of $12.58 vested, respectively. As of September 30, 2014, there were unvested options relating to 1,123,000 shares of common stock outstanding with a total of $8,312,061 of unrecognized compensation cost and an average vesting period of 2.82 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted during the nine months ended September 30, 2014 and 2013:

	2014	2013
Volatility	28.8% to 31.8%	36.5% to 44.8%
Risk free interest rate	1.06% to 1.80%	0.37% to 1.26%
Expected life in years	4.1 to 5.1	4.1 to 5.1
Dividend yield	0.00%	0.00%
Weighted average fair value	$10.07	$10.12

Activity relating to stock options granted under the Company’s plans and outside the plans during the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,373,000	$17.01
Granted	449,000	34.97
Exercised	(176,000)	16.71
Cancelled/Forfeited	(81,000)	26.93
Outstanding at September 30, 2014	3,565,000	$19.06	3.2 years	$46,981
Exercisable at September 30, 2014	2,442,000	$14.22	2.3 years	$43,988

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2014
($ in thousands except share and per share data)

 Note L – Equity-Based Compensation (continued)

Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2014 and 2013:

	2014		2013
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1	4,257,000	$24.24	4,333,500	$23.16
Granted	168,000	35.05	425,000	29.07
Vested	(244,000)	24.64	(340,500)	24.92
Forfeited	(2,000)	27.03	(37,000)	21.49
Non-vested at September 30	4,179,000	$24.54	4,381,000	$24.14

As of September 30, 2014, the Company had $80,892 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 8.08 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

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

Note M – Acquisitions

Dolce Vita

On August 13, 2014, the Company purchased all of the outstanding capital stock of Dolce Vita Holdings, Inc., a Washington corporation (“Dolce Vita”). The total purchase price for the acquisition was approximately $61,488 which includes a cash payment at closing of $56,872 plus potential earn-out payments based on achievement of certain earnings targets for each of the twelve month periods ending on September 30, 2015 and 2016 provided that the aggregate minimum earn-out payment for such two year earn-out period shall be no less than $5,000. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of Dolce Vita during the earn-out period. At August 13, 2014, the Company estimated the fair value of the contingent consideration to be $4,616.

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of Dolce Vita were recorded at their fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, which are subject to change. The purchase price has been preliminarily allocated as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2014
($ in thousands except share and per share data)

Note M – Acquisitions (continued)

Cash	$2,517
Short term investment	400
Accounts receivable	11,872
Inventory	11,498
Fixed assets	1,849
Prepaid and other assets	1,480
Accounts payable	(13,298)
Accrued expenses	(2,934)
Other liabilities	(787)
Total fair value excluding goodwill	12,597
Goodwill	48,891

Net assets acquired	$61,488

The allocation of the purchase price is based on certain preliminary valuations and analysis that have not been completed as of the date of this filing. Any changes in the estimated fair values of the assets acquired, including identifiable intangible assets, and liabilities assumed upon the finalization of more detailed analysis, within the measurement period, will change the allocation of the purchase price. Any subsequent changes to the purchase price allocation that are material will be adjusted retroactively. Contingent consideration classified as a liability will be remeasured at fair value at each reporting date, until the contingency is resolved, with changes recognized in earnings. The goodwill related to this transaction is expected to be deductible for tax purposes over 15 years.

SM Mexico

In September 2014, the Company announced that it has signed a definitive agreement to acquire the stock of Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V., and Maximus Designer Shoes S.A. de C.V. (together, “SM Mexico”). The acquisition is a cash transaction for approximately $15,000, subject to a working capital adjustment, plus the repayment of a short term loan and potential earn-out payment based on the future financial performance of SM Mexico in each of the twelve month periods ending December 31, 2015 through 2016. SM Mexico is a division of Grupo Dicanco, which has been the exclusive distributor of the Company's products in Mexico since 2005. The transaction is expected to close in January of 2015.

Brian Atwood

In March 2014, the Company, acting through its newly-formed subsidiary BA Brand Holdings LLC (“BA Brands”), purchased the intellectual property and related assets of Brian Atwood® from Brian Atwood IP Company LLC, for a purchase price of approximately $6,750. The Company owns 80% of BA Brands. The acquired intellectual property portfolio includes the Brian Atwood® designer brand and the B Brian Atwood® contemporary brand. In connection with the acquisition, the Company has licensed the Brian Atwood® designer brand to Brian K. Atwood (“Atwood”), who will have full operational and creative control in the design, production and distribution of the designer brand. The Company will manage the B Brian Atwood® brand and collaborate with Atwood on the design, production, marketing and distribution of B Brian Atwood® brand footwear and handbags. The purchase price for the acquired assets has primarily been allocated to the trademarks and to the Company's preferred interest in BAI Holding, LLC., which controls the operating company that will sell the Brian Atwood® designer brand.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2014
($ in thousands except share and per share data)

Note N – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of September 30, 2014:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2014	$37,591	$49,324	$9,217	$96,132
Acquisitions	49,040	—	—	49,040
Translation and other	(186)	—	(14)	(200)
Balance at September 30, 2014	$86,445	$49,324	$9,203	$144,972
The following table details identifiable intangible assets as of September 30, 2014:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Net Carrying Amount
Trade names	6–10 years	$4,590	$2,173	$2,417
Customer relationships	10 years	27,339	12,449	14,890
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	2,440	2,085	355
Other	3 years	14	14	—
		39,983	22,321	17,662
Re-acquired right	indefinite	35,200	3,924	31,276
Trade names	indefinite	80,938	—	80,938
		$156,121	$26,245	$129,876
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar in relation to the U.S. dollar.

The estimated future amortization expense of purchased intangibles as of September 30, 2014 is as follows:

2014 (remaining three months)	$804
2015	3,086
2016	2,782
2017	2,542
2018	2,401
Thereafter	6,047
$17,662

Note O – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory from Mexico and are designated as cash flow hedging instruments. As of September 30, 2014, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in accrued expenses, is $194. As of September 30, 2014, $142 of losses related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2014
($ in thousands except share and per share data)

Note O – Derivative Instruments (continued)

at the same time the hedged items affect earnings. As of September 30, 2013, $102 of gains related to cash flow hedges were recorded in accumulated other comprehensive income, net of taxes. As of September 30, 2014, the Company's hedging activities were considered effective and, thus, no ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2014, gains of $40 and $53 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales, respectively, as compared to gains of $275 and $467 for the three and nine months ended September 30, 2013.

Note P – Commitments, Contingencies and Other
Legal proceedings:

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1 and in Note P to the Notes to the Condensed Consolidated Financial Statements included in the Company's Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2014. Unless otherwise indicated in this report, all proceedings discussed in the earlier reports which are not indicated therein as having been concluded, remain outstanding as of September 30, 2014.

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

Note Q – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass-market merchants and specialty stores, derives revenue, both domestically and worldwide (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide (via our International business), from sales to department stores, mid-tier retailers, mass-market merchants and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from Canada and, under special distribution arrangements, from Asia, Europe, the Middle East, Mexico, Australia, India, South Africa and Central and South America. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada, South Africa and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary which earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. The Company's Licensing segment generates revenue by licensing its Steve Madden® and Steven by Steve Madden® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women's fashion apparel, jewelry, watches and luggage. In addition, this segment licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2014
($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

As of and three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2014
Net sales to external customers	$273,210	$70,044	$343,254	$48,738			$391,992
Gross profit	82,792	24,597	107,389	28,708			136,097
Commissions and licensing fees – net	—	—	—	—	$3,101	$2,002	5,103
Income (loss) from operations	41,308	13,010	54,318	(88)	3,101	2,002	59,333
Segment assets	$658,011	$102,955	760,966	128,213	45,353	—	934,532
Capital expenditures			$2,026	$2,557	$—	$—	$4,583
September 30, 2013
Net sales to external customers	$272,653	$73,258	$345,911	$48,880			$394,791
Gross profit	84,669	25,591	110,260	29,443			139,703
Commissions and licensing fees – net	—	—	—	—	$2,974	$1,963	4,937
Income from operations	45,988	13,643	59,631	3,529	2,974	1,963	68,097
Segment assets	$547,324	$206,176	753,500	118,151	35,490	—	907,141
Capital expenditures			$2,214	$3,493	$—	$—	$5,707

As of and nine months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2014
Net sales to external customers	$685,314	$172,759	$858,073	$134,258			$992,331
Gross profit (a)	209,485	62,403	271,888	79,617			351,505
Commissions and licensing fees – net	—	—	—	—	$6,076	$5,385	11,461
Income from operations (a)	97,973	29,284	127,257	(3,080)	6,076	5,385	135,638
Segment assets	$658,011	$102,955	760,966	128,213	45,353	—	934,532
Capital expenditures			$6,253	$6,352	$—	$—	$12,605
September 30, 2013
Net sales to external customers	$661,032	$170,163	$831,195	$140,146			$971,341
Gross profit	203,520	62,827	266,347	86,532			352,878
Commissions and licensing fees – net	—	—	—	—	$7,144	$5,858	13,002
Income from operations	95,614	30,529	126,143	11,002	7,144	5,858	150,146
Segment assets	$547,324	$206,176	753,500	118,151	35,490	—	907,141
Capital expenditures			$6,036	$10,330	$—	$—	$16,366

(a) Does not sum due to rounding.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2014
($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

Revenues by geographic area for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Domestic (a)	$357,349	$358,274	$908,168	$887,547
International	34,643	36,517	84,163	83,794
Total	$391,992	$394,791	$992,331	$971,341
(a) Includes revenues of $87,982 and $247,302 for the three and nine months ended September 30, 2014, respectively, and $90,988 and $249,234 for the comparable periods in 2013 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our International business.

Note R – Recent Accounting Pronouncements

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2014
($ in thousands except share and per share data)

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
Net sales for the quarter ended September 30, 2014 decreased 0.7% to $391,992 from $394,791 in the same period of last year. Net income attributable to Steven Madden, Ltd. decreased 10.8% to $39,248 in the third quarter of 2014 compared to $43,992 in the same period of last year. The effective tax rate for the third quarter of 2014 decreased to 35.0% compared to 36.5% in the third quarter of last year due primarily to planned reinvestment of foreign earnings in foreign locations. Diluted earnings per share decreased to $0.62 per share on 63,215 diluted weighted average shares outstanding compared to $0.66 per share on 66,860 diluted weighted average shares outstanding in the third quarter of last year.
Our inventory turnover (calculated on a trailing twelve month average) for the quarter ended September 30, 2014 increased to 10.6 times from 10.3 times in the comparable period in 2013. Our accounts receivable average collection was 64 days in the third quarter of 2014 and 2013. As of September 30, 2014, we had $189,473 in cash, cash equivalents and marketable securities, no short or long-term debt and total stockholders’ equity of $685,679. Working capital increased to $376,518 as of September 30, 2014, compared to $331,451 on September 30, 2013.
In the third quarter of 2014, the Company acquired a new footwear brand and signed a definitive agreement to acquire its Mexican distributor. On August 13, 2014, the Company purchased all of the outstanding capital stock of Dolce Vita Holdings, Inc., a Washington corporation (“Dolce Vita”), from its founders and sole stockholders (the “Dolce Vita Sellers”). The acquisition of Dolce Vita was completed for consideration comprised of a cash payment at closing of $56,872 plus potential earn-out payments based on the performance of Dolce Vita in each of the twelve month periods ending on September 30, 2015 and 2016 equal to 50% of Dolce Vita’s EBITDA in each such year; provided that the aggregate minimum earn-out payments for the entire two-year earn-out period will be no less than $5,000.

In September 2014, the Company signed a definitive agreement to acquire Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V., and Maximus Designer Shoes S.A. de C.V. (together, “SM Mexico”) for cash consideration of approximately $15,000, subject to a working capital adjustment, plus the repayment of a short-term loan and potential earn-out payments based on the future financial performance of SM Mexico in each of the twelve month periods ending December 31, 2015 and 2016. SM Mexico is a division of Grupo Dicanco, which has been the exclusive distributor of the Company’s products in Mexico since 2005. The Company expects to complete the acquisition in January of 2015.
The following tables set forth information on operations for the periods indicated:

Selected Financial Information
Three Months Ended September 30,
($ in thousands)

	2014		2013
CONSOLIDATED:
Net sales	$391,992	100.0%	$394,791	100.0%
Cost of sales	255,895	65.3%	255,088	64.6%
Gross profit	136,097	34.7%	139,703	35.4%
Other operating income – net of expenses	5,103	1.3%	4,937	1.3%
Operating expenses	81,867	20.9%	76,543	19.4%
Income from operations	59,333	15.1%	68,097	17.2%
Interest and other income – net	1,132	0.3%	1,308	0.3%
Income before income taxes	60,465	15.4%	69,405	17.6%
Net income attributable to Steven Madden, Ltd.	39,248	10.0%	43,992	11.1%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$273,210	100.0%	$272,653	100.0%
Cost of sales	190,418	69.7%	187,984	68.9%
Gross profit	82,792	30.3%	84,669	31.1%
Operating expenses	41,484	15.2%	38,681	14.2%
Income from operations	41,308	15.1%	45,988	16.9%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$70,044	100.0%	$73,258	100.0%
Cost of sales	45,447	64.9%	47,667	65.1%
Gross profit	24,597	35.1%	25,591	34.9%
Operating expenses	11,587	16.5%	11,948	16.3%
Income from operations	13,010	18.6%	13,643	18.6%

RETAIL SEGMENT:
Net sales	$48,738	100.0%	$48,880	100.0%
Cost of sales	20,030	41.1%	19,437	39.8%
Gross profit	28,708	58.9%	29,443	60.2%
Operating expenses	28,796	59.1%	25,914	53.0%
Income from operations	(88)	(0.2)%	3,529	7.2%
Number of stores	133		117

FIRST COST SEGMENT:
Other commission income – net of expenses	$3,101	100.0%	$2,974	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$2,002	100.0%	$1,963	100.0%

Selected Financial Information
Nine Months Ended September 30,
($ in thousands)

	2014		2013
CONSOLIDATED:
Net sales	$992,331	100.0%	$971,341	100.0%
Cost of sales	640,826	64.6%	618,463	63.7%
Gross profit	351,505	35.4%	352,878	36.3%
Other operating income – net of expenses	11,461	1.2%	13,002	1.3%
Operating expenses	227,328	22.9%	215,734	22.2%
Income from operations	135,638	13.7%	150,146	15.5%
Interest and other income – net	3,218	0.3%	3,213	0.3%
Income before income taxes	138,856	14.0%	153,359	15.8%
Net income attributable to Steven Madden, Ltd.	90,887	9.2%	96,348	9.9%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$685,314	100.0%	$661,032	100.0%
Cost of sales	475,829	69.4%	457,512	69.2%
Gross profit	209,485	30.6%	203,520	30.8%
Operating expenses	111,512	16.3%	107,906	16.3%
Income from operations	97,973	14.3%	95,614	14.5%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$172,759	100.0%	$170,163	100.0%
Cost of sales	110,356	63.9%	107,336	63.1%
Gross profit	62,403	36.1%	62,827	36.9%
Operating expenses	33,119	19.2%	32,298	19.0%
Income from operations	29,284	17.0%	30,529	17.9%

RETAIL SEGMENT:
Net sales	$134,258	100.0%	$140,146	100.0%
Cost of sales	54,641	40.7%	53,614	38.3%
Gross profit	79,617	59.3%	86,532	61.7%
Operating expenses	82,697	61.6%	75,530	53.9%
Income (loss) from operations	(3,080)	(2.3)%	11,002	7.9%
Number of stores	133		117

FIRST COST SEGMENT:
Other commission income – net of expenses	$6,076	100.0%	$7,144	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$5,385	100.0%	$5,858	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Consolidated:
Net sales for the three months ended September 30, 2014 decreased 0.7% to $391,992 compared to $394,791 in the same period of last year. Gross margin decreased to 34.7% from 35.4% due primarily to increased promotional activity in the Retail segment. Operating expenses increased in the third quarter of this year to $81,867 from $76,543 in the third quarter of last year primarily due to the increase in outlet stores in our Retail segment and the impact of the Dolce Vita acquisition. Operating expenses as a percentage of sales were 20.9% for the third quarter of 2014 compared to 19.4% in the third quarter of 2013 due to deleverage on lower sales. Commission and licensing fee income for the third quarter of 2014 increased to $5,103 compared to $4,937 achieved in the third quarter of 2013. The effective tax rate for the third quarter of 2014 decreased to 35.0% compared to 36.5% in the third quarter of last year due primarily to planned reinvestment of foreign earnings in foreign locations. Net income attributable to Steven Madden, Ltd. for the third quarter of 2014 decreased to $39,248 compared to net income for the third quarter of 2013 of $43,992.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $273,210, or 69.7%, and $272,653, or 69.1%, of our total net sales for the third quarter of 2014 and 2013, respectively. Included in the third quarter of 2014 is net sales of $14,166 related to our Dolce Vita acquisition. Excluding net sales related to Dolce Vita, which was acquired during the quarter, net sales decreased 5.0% to $259,044 driven by declines in both branded and private label footwear.

Gross profit margin in the Wholesale Footwear segment was 30.3% for the third quarter of 2014 compared to 31.1% for the third quarter of 2013 reflecting increased markdown allowances and the impact of the Dolce Vita acquisition. Excluding the impact of Dolce Vita, gross profit margin was 30.6%. Operating expenses increased to $41,484 in the third quarter of 2014 from $38,681 in the same period of last year. As a percentage of net sales, operating expenses increased to 15.2% in the third quarter of 2014 compared to 14.2% in the same period of 2013. Excluding the impact of Dolce Vita, operating expenses were flat at $38,631.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $70,044, or 17.9%, and $73,258, or 18.6%, of total net sales for the Company in the third quarters of 2014 and 2013, respectively. This 4.4% decrease in net sales in the third quarter of 2014 is attributable to declines in cold weather accessories and Steve Madden® and Big Buddha® handbags partially offset by growth in our private label and our Betsey Johnson® handbag businesses.

Gross profit margin in the Wholesale Accessories segment increased to 35.1% in the third quarter of this year from 34.9% in the same period in 2013, primarily due to a decrease in sales in off-price accounts which have lower margins. In the third quarter of 2014, operating expenses remained relatively flat at $11,587 compared to $11,948 in the same period of last year. As a percentage of net sales, operating expenses were 16.5% in the third quarter of 2014 relatively flat compared to 16.3% in the same period of 2013. Income from operations for the Wholesale Accessories segment decreased 4.6% to $13,010 for the third quarter of 2014 compared to $13,643 for the same period of last year.

Retail Segment:
In the third quarter of 2014, net sales from the Retail segment accounted for $48,738, or 12.4%, of our total net sales compared to $48,880, or 12.4%, of our total net sales in the same period last year, which represents a $142, or 0.3%, decrease. The decrease in net sales reflects a decline in comparable store sales driven by a lack of fashion footwear trends offset by the addition of retail stores since the third quarter of 2013. We added sixteen new stores and closed five stores during the twelve months ended September 30, 2014 and acquired dolcevita.com as well as four stores in South Africa in connection with a joint venture we established. As a result, we had 133 retail stores as of September 30, 2014 compared to 117 stores as of September 30, 2013. The 133 stores currently in operation include 99 Steve Madden® stores, 28 Steve Madden® outlet stores, one Steven® store, one Superga® store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the third quarter of 2014 and 2013) decreased 7.4% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations.

Stores that are closed for renovations are removed from the comparable store base. In the third quarter of 2014, gross margin decreased to 58.9% from 60.2% in the same period of 2013, primarily due to increased promotional activity. In the third quarter of 2014, operating expenses increased to $28,796, or 59.1%, of net sales compared to $25,914, or 53.0%, of net sales in the third quarter of last year. The increase reflects the net year-over-year increase in new store openings, as well as the deleverage on lower sales. Loss from operations for the Retail segment was $88 in the third quarter of this year compared to income of $3,529 in the same period of last year.

First Cost Segment:
The First Cost segment which includes net commission income and fees increased to $3,101 for the third quarter of 2014 compared to $2,974 for the comparable period of 2013.

Licensing Segment:
Net licensing income was $2,002 relatively consistent with $1,963 for the third quarter ended September 30, 2014 and 2013, respectively.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Consolidated:
Net sales for the nine months ended September 30, 2014 increased 2.2% to $992,331 compared to $971,341 in the same period of last year. Gross margin declined to 35.4% from 36.3% as a result of increased markdown allowances in the Wholesale Footwear segment as well as increased promotional activities in the Retail segment. Operating expenses increased in the first nine months of 2014 to $227,328 from $215,734 in the first nine months of 2013. The increase in operating expenses was primarily due to an increase in the number of outlet stores as well as the impact of the Dolce Vita acquisition. As a percentage of sales, operating expenses were 22.9% for the first nine months of 2014 compared to 22.2% for the first nine months of 2013. Commission and licensing fee income for the first nine months of 2014 decreased to $11,461 compared to $13,002 achieved in the first nine months of 2013. Net income attributable to Steven Madden, Ltd. for the first nine months of 2014 decreased to $90,887 compared to net income for the first nine months of 2013 of $96,348.
Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $685,314, or 69.1%, and $661,032, or 68.1%, of our total net sales for the first nine months of 2014 and 2013, respectively, which represents a $24,282, or 3.7%, increase. Included in the current year period is net sales of $14,166 related to our Dolce Vita acquisition. Excluding net sales related to Dolce Vita, net sales increased 1.5% to $671,148 in the current year period. The increase in net sales was driven by low single digit increase in our branded business offset by a slight decrease in our private label business.

Gross profit margin in the Wholesale Footwear segment was 30.6% for the first nine months of 2014 and 30.8% for the first nine months of 2013, driven by increased markdown allowances partially offset by higher growth in our branded business. Excluding the impact of Dolce Vita, gross profit margin was 30.7%. Operating expenses increased to $111,512 in the first nine months of 2014 from $107,906 in the same period of last year. As a percentage of net sales, operating expenses were flat at 16.3% in the first nine months of 2014 and 2013. Excluding the impact of Dolce Vita, operating expenses were $108,658 in the current year period. Income from operations for the Wholesale Footwear segment increased to $97,973 for the first nine months of 2014 compared to $95,614 for the same period of last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $172,759, or 17.4%, and $170,163, or 17.5%, of total net sales for the Company in the first nine months of 2014 and 2013, respectively. This 1.5% increase in net sales in the first nine months of 2014 was attributed to double digit growth in Betsey Johnson® and private label handbags partially offset by declines in Steve Madden and Big Buddha® handbags as well as cold weather accessories.
Gross profit margin in the Wholesale Accessories segment decreased to 36.1% in the first nine months of 2014 from 36.9% in the same period last year, primarily due to an increase in sales to private label customers, which sales generate lower margins. In the first nine months of 2014, operating expenses were $33,119 compared to the prior year amount of $32,298. As a percentage of net sales, operating expenses were 19.2% in the first nine months of 2014 compared to 19.0% in the first nine months of 2013.

Income from operations for the Wholesale Accessories segment slightly decreased 4.1% to $29,284 for the first nine months of 2014 compared to $30,529 for the same period of last year.

Retail Segment:
In the first nine months of 2014, net sales from the Retail segment accounted for $134,258, or 13.5%, of our total net sales compared to $140,146, or 14.4%, of our total net sales in the same period last year, which represents a $5,888, or 4.2%, decrease. This decrease in net sales reflects a decline in comparable store sales driven by a lack of fashion footwear trends partially offset by the addition of retail stores since the third quarter of 2013. We added sixteen new stores and closed five stores during the twelve months ended September 30, 2014 and acquired dolcevita.com as well as four stores in South Africa in connection with a joint venture we established. As a result, we had 133 retail stores as of September 30, 2014 compared to 117 stores as of September 30, 2013. The 133 stores currently in operation include 99 Steve Madden® stores, 28 Steve Madden® outlet stores, one Steven® store, one Superga® store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first nine months of 2014 and 2013) decreased 11.0% in the first nine months of this year compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the first nine months of 2014, gross margin decreased to 59.3% from 61.7% in the same period of 2013, primarily due to increased promotional activity. In the first nine months of 2014, operating expenses increased to $82,697, or 61.6%, of net sales compared to $75,530, or 53.9%, of net sales, in the first nine months of 2013. Loss from operations for the Retail segment was $3,080 in the first nine months of this year compared to income from operations of $11,002 in the same period of last year.

First Cost Segment:
The First Cost segment net commission income and fees decreased to $6,076 for the first nine months of 2014 compared to $7,144 for the comparable period of 2013. This decrease was primarily due to a decline in sales with certain private label customers.

Licensing Segment:
Net licensing income was relatively consistent at $5,385 and $5,858 for the nine months ended September 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days' prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of the aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate or LIBOR. The Company also pays a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our First Cost segment and private label business, the fee is 0.14% of the gross invoice amount. For all other receivables, the fee is 0.25% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it. To the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations. As of September 30, 2014, we had no borrowing against the credit facility.
As of September 30, 2014, we had working capital of $376,518, cash and cash equivalents of $169,911, investments in marketable securities of $19,562 and no long-term debt.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $74,437 for the nine months of 2014 compared to cash provided by operations of $58,089 in the same period of last year. The primary sources of cash were net income of $91,471, as well as an increase in accounts payable and other accrued expenses, net of acquisitions. The primary uses of cash were net increases in accounts receivable and inventory, net of acquisitions.
INVESTING ACTIVITIES
 ($ in thousands)

During the nine months ended September 30, 2014, we invested $17,420 in marketable securities and received $112,293 from the maturities and sales of marketable securities. We also made capital expenditures of $12,605, principally for improvements to existing stores, systems enhancements, new stores and leasehold improvements to office space. Additionally, we made payments of $61,414 related to the purchase of Dolce Vita and Brian Atwood® intellectual property and related assets (see Note M to the Condensed Consolidated Financial Statements contained in this Quarterly Report).
FINANCING ACTIVITIES
($ in thousands)
During the nine months ended September 30, 2014, net cash used for financing activities was $105,655, which consisted of the repurchase of shares of common stock for an aggregate purchase price of approximately $101,751 (see Note J to the Condensed Consolidated Financial Statements contained in this Quarterly Report) and $8,475 of contingent liability payments, offset by the tax benefit from the exercise of stock options of $1,631 and proceeds from the exercise of stock options of $2,940.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of September 30, 2014 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	2019 and after
Operating lease obligations	$264,839	$9,075	$85,526	$64,764	$105,474
Purchase obligations	191,431	129,518	61,913	—	—
Contingent payment liabilities	29,558	—	25,175	4,383	—
Other long-term liabilities (future minimum royalty payments)	963	298	665	—	—
Total	$486,791	$138,891	$173,279	$69,147	$105,474
At September 30, 2014, we had open letters of credit for the purchase of inventory of approximately $537.
As previously reported, on January 3, 2012, the Company entered into an amendment, dated as of December 30, 2011, to the employment agreement of the Company's Creative and Design Chief, Steven Madden. The amended employment agreement provides Mr. Madden with a base annual salary of approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 annually for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. As described in Note L to the Condensed Consolidated Financial Statements, in 2012, Mr. Madden also received two restricted stock awards pursuant to his amended employment agreement. The employment agreement further entitles Mr. Madden to an annual life insurance premium payment, an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria, as well as the opportunity for discretionary cash bonuses. On May 28, 2014, Mr. Madden waived his annual stock option grant for 2014, which stock option would have been issued to him on or about the date of the Company's 2014 annual meeting of stockholders. The terms of an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden were amended in connection with the amendment of the employment agreement. The amended terms included the elimination of further interest accumulation on the loan. The outstanding principal amount of the loan, together with all previously accrued interest, has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $747 in the remainder of 2014, $1,769 in 2015 and $1,162 in 2016. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, "SM Canada") on February 21, 2012, we are subject to potential earn-out payments to the seller of SM Canada based on the annual performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. We made the second earn-out payment of $3,315, based on the performance of SM Canada during the twelve month period ended on March 31, 2014, to the seller of SM Canada during the second quarter of 2014. In connection with our acquisition of Cejon Inc, Cejon Accessories, Inc. and New East Designs, LLC (collectively "Cejon") on May 25, 2011, we are subject to potential earn-out payments to the seller of Cejon based on the annual performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The third earn-out payment of $5,160 was made to the seller of Cejon in the third quarter of 2014. Our most recently completed acquisition, Dolce Vita, includes potential earn-out payments based on the performance of Dolce Vita in each of the twelve month periods ending on September 30, 2015 and 2016 equal to 50% of Dolce Vita’s EBITDA in each such year; provided that the aggregate minimum earn-out payments for the entire two-year earn-out period shall be no less than $5,000.
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
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended September 30, 2014. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
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
Contingent payment liabilities. Since February 2010, the Company has completed five acquisitions, three of which continue to require the Company to potentially make contingent payments to the sellers of the acquired businesses based on the future financial performance of the acquired businesses over a period of two to three years, as applicable. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of the acquired business. Failure to correctly project the financial results of the acquired businesses could materially impact our results of operations and financial position.
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
As of September 30, 2014, we held marketable securities valued at $19,562, which consist primarily of certificates of deposit and corporate bonds. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1 and in Note P to the Notes to the Condensed Consolidated Financial Statements included in the Company's Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2014. Unless otherwise indicated in this report, all proceedings discussed in the earlier reports which are not indicated therein as having been concluded, remain outstanding as of September 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended September 30, 2014, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. During the three months ended September 30, 2014, there were no sales of shares of the Company's common stock. See also Note J to the Condensed Consolidated Financial Statements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Be Purchased Under the Plans or Programs
7/1/2014 - 7/31/2014	370,809	$34.03	370,809	$113,757
8/1/2014 - 8/31/2014	345,650	$33.16	345,650	$102,305
9/1/2014 - 9/30/2014	357,550	$33.74	357,550	$90,240
Total	1,074,009	$33.65	1,074,009	$90,240

ITEM 6. EXHIBITS

2.1
Stock Purchase Agreement dated August 13, 2014 among Steven Madden, Ltd., Dolce Vita Holdings, Inc., Evangelos C. Lamprou and Manuel N. Lucio (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2014)

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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

DATE: November 6, 2014

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

Exhibit Index

2.1
Stock Purchase Agreement dated August 13, 2014 among Steven Madden, Ltd., Dolce Vita Holdings, Inc., Evangelos C. Lamprou and Manuel N. Lucio (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2014)

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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