Form 10-K
period 2014-12-31
STEVEN MADDEN, LTD.
filed 2015-02-26
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Yes  ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2,230,508,000 (based on the closing sale price of the registrant's common stock on that date as reported on The NASDAQ Global Select Market).
The number of outstanding shares of the registrant's common stock as of February 24, 2015 was 63,671,301 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 2015 ANNUAL MEETING OF STOCKHOLDERS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” (as that term is defined in the federal securities laws), which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with regard to future revenue, projected 2015 results, earnings, spending, margins, cash flow, customer orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives and other future events. More generally, forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K.
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

PART I
ITEM 1     BUSINESS
($ in thousands, except share and per share data)
Overview

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”, "we", "our", "us", as applicable) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags and accessories and license some of our trademarks for use in connection with the manufacture, marketing and sale of various products of our licensees. Our products are marketed through our retail stores and our e-commerce websites, as well as better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants and catalog retailers throughout the United States, Canada, Mexico and South Africa. In addition, we have special distribution arrangements for the marketing of our products in Asia, Australia, Europe, India, the Middle East, South and Central America and New Zealand. We offer a broad range of updated styles designed to establish or complement and capitalize on market trends. We have established a reputation for design creativity and our ability to offer quality products in popular styles at affordable prices, delivered in an efficient manner and time frame.
Steven Madden, Ltd. was incorporated as a New York corporation on July 9, 1990, reincorporated under the same name in Delaware in November 1998 and completed our initial public offering in December 1993. Shares of Steven Madden, Ltd. common stock, $.0001 par value per share, currently trade on the NASDAQ Global Select Market under the symbol “SHOO”. Our principal executive offices are located at 52-16 Barnett Avenue, Long Island City, NY 11104. Our telephone number is (718) 446-1800 and our website address is http://www.stevemadden.com.
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

We have a Code of Ethics for our Chief Executive Officer and our senior financial officers, as well as a Code of Business Conduct and Ethics specific to directors of the Company and a Code of Business Conduct and Ethics that is applicable to all of our employees, each of which are attached as exhibits to this Annual Report on Form 10-K and posted on our website, http://www.stevemadden.com. We will provide paper copies of these codes free of charge upon request. We intend to disclose on our website any amendments to, or waivers of, these codes that would otherwise be reportable on a current report on Form 8-K. Such disclosure would be posted within four business days following the date of the amendment or waiver.

Net sales for 2014 increased 2% to $1,334,951 from $1,314,223 in 2013. Net income attributable to Steven Madden, Ltd. decreased 15% to $111,880 in 2014 compared to $132,007 in 2013. Diluted earnings per share in 2014 decreased to $1.76 per share on 63,676,000 diluted weighted average shares outstanding compared to $1.98 per share on 66,836,000 diluted weighted average shares outstanding in the prior year.

Product Distribution Segments

Our business is comprised of five distinct segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing.
Our Wholesale Footwear segment is comprised of the following brands: Steve Madden Women's®, Madden Girl®, Steve Madden Men's®, Dolce Vita®, DV by Dolce Vita®, Mad Love®, Steven by Steve Madden®, Report®, Report Signature®, Superga® (under license), Betsey Johnson®, Steve Madden Kids®, FREEBIRD by Steven®, Stevies®, Wild Pair®, Brian Atwood®, B Brian Atwood® and includes our International business and certain private label footwear business. Our Wholesale Accessories segment includes Big Buddha®, Betseyville®, Betsey Johnson®, Steve Madden®, Steven®, Cejon® accessories brands and includes our International business and certain private label accessories business. These trademarks are registered trademarks owned by us or licensed to us by third parties. Steven Madden Retail, Inc., our wholly-owned retail subsidiary, operates Steve Madden, Steven and Superga retail stores, domestically and internationally, as well as Steve Madden, Superga, Betsey Johnson and Dolce Vita e-commerce websites. The First Cost segment represents activities of a subsidiary that earns commissions for serving as a buying agent for footwear products under private labels for many of the country's large mass-market merchandisers, shoe chains and other value priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery, women's fashion apparel, jewelry, watches and luggage. In addition, we license our Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

Wholesale Footwear Segment

Steve Madden Women's. We design, source and market our Steve Madden brand to department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers and catalog retailers throughout the United States and Canada. The Steve Madden brand has become a leading life-style brand in the fashion conscious marketplace. Steve Madden Women's offers fashion forward footwear designed to appeal to customers (primarily women ages 16 to 35) seeking exciting, new footwear designs at affordable prices. New products for Steve Madden Women's are test marketed at Company-owned retail stores. Typically, within a few days, we can determine if the test product appeals to our customers. This enables us to use our flexible sourcing model to rapidly respond to changing trends and customer preferences, which we believe is essential for success in the fashion industry.
Madden Girl. We design, source and market a full collection of directional young women's shoes under the Madden Girl® brand. Madden Girl is geared for young women ages 13 to 20, and is an “opening price point” brand currently sold at major department stores, mid-tier retailers and specialty stores.
Steve Madden Men's. We design, source, and market a life style collection of men's footwear for the fashion forward man, ages 18 to 45 years old, under the Steve Madden® brand. Retail channels include major department stores, mid-tier department stores, better specialty stores, online retailers and independent shoe stores throughout the United States.  Price points for Steve Madden Men's products range from $70 to $150 at retail.
Madden. The Madden® brand is a streetwear focused collection of footwear geared to meet the trend directions of the 13 to 21 year old fashion consumer. Madden products range from $45 to $85 and are sold to national specialty stores, better department stores, mid-tier department stores, online retailers and independent specialty stores.

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
Stevies and Steve Madden Kids. Our Stevies and Steve Madden Kids brands are designed, sourced and marketed to appeal to young girls, ages six to 12, and are sold at department stores, specialty stores, online retailers and independent boutiques throughout the United States.
Betsey Johnson. On October 5, 2010, the Company acquired the Betsey Johnson® trademark and substantially all other intellectual property of Betsey Johnson LLC. Products branded under the Betsey Johnson and Betseyville shoe brands are distributed through department stores such as Nordstrom and Dillard's and online retailers such as Amazon and Zappos.
Superga. On February 9, 2011, the Company entered into a license agreement with Basic Properties America Inc. and BasicNet S.p.A., for the use of the Superga® trademark in connection with the marketing and sale of footwear. Founded in Italy in 1911, Superga is recognized for its fashion sneakers in a wide range of colors, fabrics and prints.
FREEBIRD by Steven. We design, source, and market a full collection of handcrafted, Goodyear welted boots.  The designs are inspired by vintage Americana and created using time-honored craftsmanship.   The FREEBIRD by Steven® collection conveys a unique fashion life style that transcends multiple generations.  FREEBIRD by Steven products are currently sold, at retail prices ranging from $195 to $450 at major department stores, mid-tier retailers, and specialty boutiques.
Report. The Report and Report Signature brands were acquired in our May 2011 acquisition of Topline Corporation ("Topline"). We design, manufacture, market and sell our Report branded products to major department stores, mid-tier department stores and independently-owned boutiques throughout the United States.
Mad Love. Formed in April 2011 as a joint venture with the Company, the Mad Love® brand is an exclusive beach-to-the-street life style brand created to appeal to women with a young attitude and active life style and marketed to Target.

Dolce Vita. On August 13, 2014, the Company acquired the Dolce Vita® and DV® brands and other intellectual property assets in the acquisition of Dolce Vita Holdings, Inc. The Dolce Vita brand is a contemporary women's footwear brand with price points ranging from $120 to $350. The DV brand, which is designed for younger fashion conscious women, has price points ranging from $60 to $200. Both brands are distributed through department stores such as Nordstrom, Bloomingdale's and Macy's and online retailers such as Amazon and Zappos.

Brian Atwood. In March 2014, the Company acquired the Brian Atwood® designer brand and the B Brian Atwood® contemporary brand from Brian Atwood IP Company LLC. Founded in 2011, Brian Atwood is known for luxury shoes manufactured in Italy.

International Division. The International Division works through special distribution arrangements for the marketing and sales of our products in Asia, Australia, Europe, India, the Middle East, South and Central America and New Zealand.

Private label business. We design, source and market private label footwear primarily to mid-tier chains and mass market merchants. In addition, we design, source and market footwear for third party brands, such as Material Girl® and Candies®.

Wholesale Accessories Segment
Our Wholesale Accessories segment designs, sources and markets name brands (including our Steve Madden®, Steven by Steve Madden®, Madden Girl®, Betsey Johnson®, Betseyville® and Big Buddha® brands,) and private label fashion handbags and accessories to department stores, mass merchants, value priced retailers, online retailers and specialty stores throughout the United States and Canada. In addition, we market and sell cold weather accessories, fashion scarves, wraps and other trend accessories primarily under our Cejon® and Steve Madden® brand names and private labels to department stores and specialty stores.

Retail Segment

As of December 31, 2014, we owned and operated 160 retail stores including 122 Steve Madden full price stores, 32 Steve Madden outlet stores, one Steven store, one Superga store and four e-commerce websites (Steve Madden, Superga, Betsey Johnson and Dolce Vita). In 2014, we opened three new full price stores, 15 new outlet stores and closed five stores including three full price stores, one Steven store and our FREEBIRD by Steven online store. In addition, we added the Dolce Vita online store through the Dolce Vita acquisition, four stores in South Africa through a joint venture and 21 stores in Mexico through the acquisition of our Mexican distributor. Steve Madden stores are located in major shopping malls and in urban street locations across the United States, Canada, Mexico and South Africa. Comparative store sales (sales of those stores, including the e-commerce websites, that were open for all of 2014 and 2013) decreased 8.1% in fiscal year 2014 from the prior year. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base.
We anticipate that the Retail segment can enhance the Company's overall sales and profitability while increasing recognition for our brands. Additionally, our retail stores enable us to evaluate the appeal of new products and designs to our customers and respond accordingly, which, in turn, strengthens the product development efforts of our two Wholesale segments. We expect to open eight to ten new retail stores and anticipate closing three to four stores in 2015.

First Cost Segment

The First Cost segment earns commissions for serving as a buying agent for footwear products under private labels for many of the large mass-market merchandisers, shoe chains and other mid-tier retailers. As a buying agent, we utilize our expertise and our relationships with shoe manufacturers to facilitate the production of private label shoes to customer specifications. We believe that by operating in the private label, mass merchandising market provides us additional non-branded sales opportunities and leverages our overall sourcing and design capabilities. Currently, our First Cost segment earns commissions serving as a buying agent for the procurement of women's, men's and children's footwear for large retailers, including, Kohl's, K-Mart and Sears. In addition, by leveraging the strength of our Steve Madden brands and product designs, we have been able to partially recover our design, product and development costs from our suppliers.

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

Product Design and Development

We have established a reputation for our creative designs, marketing and trendy products at affordable price points. Our future success will substantially depend on our ability to continue to anticipate and react swiftly to changing consumer demands. To meet this objective, we have developed what we believe is an unparalleled design process that allows us to recognize and respond quickly to changing consumer demands. Our design team strives to create designs that fit our image, reflect current or anticipated trends and can be manufactured in a timely and cost-effective manner. Most new Steve Madden products are tested in select Steve Madden retail stores. Based on these tests, among other things, management selects the Steve Madden products that are then offered for wholesale and retail distribution nationwide. We believe that our design and testing processes and flexible sourcing models provide the Steve Madden brands with a significant competitive advantage allowing us to mitigate the risk of incurring costs associated with the production and distribution of less desirable designs.

Product Sourcing and Distribution

We source each of our product lines separately based on the individual design, style and quality specifications of the products in such product lines. We do not own or operate manufacturing facilities; rather, we use agents and our own sourcing office to source our products from independently-owned manufacturers in China, Mexico, the Netherlands, India, Vietnam, Brazil and Italy. We have established relationships with a number of manufacturers and agents in each of these countries. We have not entered into any long-term manufacturing or supply contracts. We believe that a sufficient number of alternative sources exist for the manufacture of our products.

We continually monitor the availability of the principal raw materials used in our footwear, which are currently available from a number of sources in various parts of the world. We track inventory flow on a regular basis, monitor sell-through data and incorporate input on product demand from wholesale customers. We use retailers' feedback to adjust the production of products on a timely basis, which helps reduce the close out of slow-moving products.

The manufacturers of our products are required to meet our quality, human rights, safety and other standard requirements. We are committed to the safety and well-being of the workers throughout our supply chain.

Our products are manufactured overseas and a majority of our products filling domestic orders are shipped via ocean freight carriers to ports in California, New Jersey and Texas with the greatest reliance on the California ports. To a lesser extent we rely on air and ground freight carriers for the shipping of products. Once our products arrive in the U.S., we distribute them mainly from four third-party distribution centers, two located in California, one located in Texas and one located in New Jersey and through two Company-operated distribution centers located in New Jersey and Canada. By utilizing distribution facilities specializing in distribution fulfillment to effect distribution to certain wholesale accounts, Steve Madden retail stores and Internet customers, we believe that our customers are served more promptly and efficiently. For our international markets, products for our businesses in Canada and Mexico are shipped to ports in the respective countries, and products for our overseas distributors are shipped to freight forwarders in China where the distributor arranges for subsequent shipment.

Customers

Our wholesale customers consist principally of better department stores, major department stores, mid-tier department stores, national chains, mass merchants, value priced retailers, specialty stores, online retailers and catalog retailers. These customers include, Target, Macy's, DSW, Payless, Ross, Walmart, Nordstrom, Dillard's, TJ Maxx and Marshall's. For the year ended December 31, 2014, Target, Inc. represented 10.5% of net sales and 12.8% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total net sales or 10% of total accounts receivable.

Distribution Channels
United States, Canada, Mexico and South Africa

We sell our products principally through department stores, specialty stores, online retailers, luxury retailers, national chains and mass merchants and in our Company-owned retail stores in the United States, Canada, Mexico and South Africa and our e-commerce websites. For the year ended December 31, 2014, our Retail segment and our two Wholesale segments generated net sales of approximately $205,988 and $1,128,963, or 15% and 85% of our total net sales, respectively. Each of these distribution channels is described below.
Steve Madden, Steve Madden Outlet, Steven and Superga Retail Stores. As of December 31, 2014, we operated 122 Steve Madden full price stores, 32 Steve Madden outlet stores, one Steven store, one Superga store and four e-commerce websites (Steve Madden, Superga, Betsey Johnson and Dolce Vita). We believe that our retail stores will continue to enhance overall sales, profitability, and our ability to react swiftly to changing consumer trends. Our stores also serve as a marketing tool that allows us to strengthen brand recognition and to showcase selected items from our full line of branded and licensed products. Furthermore, our retail stores provide us with venues through which to test and introduce new products, designs and merchandising strategies. Specifically, we often test new designs at our Steve Madden retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, we have been able to leverage sales information gathered at Steve Madden retail stores to assist our wholesale customers in order placement and inventory management.
A typical Steve Madden store is approximately 1,900 to 2,100 square feet and is located in a mall or street location that we expect will attract the highest concentration of our core demographic, style-conscious customer base. The Steven and Superga stores, which are generally the same size as our Steve Madden stores, have a more sophisticated design and format styled to appeal to a more mature target audience. The typical outlet store is approximately 2,300 to 2,500 square feet and is located within outlet malls throughout the United States. In addition to carefully analyzing mall demographics and locations, we set profitability guidelines for each potential store site. Specifically, we target well trafficked sites at which the demographics fit our consumer profile and seek new locations where the projected fixed annual rent expense stays within our guidelines. By setting these guidelines, we seek to identify stores that will contribute to our overall profitability both in the near and longer terms.
Department Stores. We currently sell to over 2,500 doors of 17 department stores throughout the United States and Canada. Our major accounts include Macy's, Nordstrom, Dillard's, Belk and Bon Ton.
We provide merchandising support to our department store customers including, in-store fixtures and signage, supervision of displays and merchandising of our various product lines. Our wholesale merchandising effort includes the creation of in-store concept shops in which to showcase a broader collection of our branded products. These in-store concept shops create an environment that is consistent with our image and are designed to enable the retailer to display and sell a greater volume of our products per square foot of retail space. In addition, these in-store concept shops encourage longer term commitment by the retailer to our products and enhance consumer brand awareness.
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
National chains and mass merchants. We currently sell to national chains and mass merchants throughout the United States and Canada. Our major accounts include Target, Walmart, Kohl's, JC Penney and Sears.
Specialty Stores/Catalog Sales. We currently sell to specialty store locations throughout the United States and Canada. Our major specialty store accounts include DSW, Famous Footwear and Journeys. We offer our specialty store accounts the same merchandising, sell-through and inventory tracking support offered to our department store accounts. Sales of our products are also made through various catalogs, such as Bloomingdale's and Victoria's Secret.
Internet Sales. We operate four Internet e-commerce website stores (Steve Madden, Superga, Betsey Johnson and Dolce Vita) where customers can purchase numerous styles of our Steve Madden Women's, Steven, Madden Men's, FREEBIRD by Steven, Superga, Betsey Johnson and Dolce Vita, as well as selected styles of Madden Girl, footwear and accessory products. We also sell to online retailers throughout the United States and Canada. Our major accounts include Zappos and Amazon.

International

Our products are available in many countries and territories worldwide via retail selling and distribution agreements. Under the terms of these agreements, the distributors and retailers purchase product from the Company and are generally required to open a minimum number of stores each year and to pay a fee for each pair of footwear purchased and an additional sales royalty as a percentage of sales or a predetermined amount per unit of sale. Most of the distributors are required to purchase a minimum number of products within specified periods. The agreements currently in place expire on various dates through February 14, 2031 and include automatic renewals at the distributors' option provided certain conditions are met. These agreements are exclusive in their specific territories, which include Asia, Australia, Europe, India, the Middle East, South and Central America and New Zealand.

Competition

The fashion industry is highly competitive. We compete with specialty shoe and accessory companies as well as companies with diversified footwear product lines, such as Nine West, Jessica Simpson, Guess, Ugg and Aldo. Our competitors may have greater financial and other resources than we do. We believe effective advertising and marketing, favorable brand image, fashionable styling, high quality, value and fast manufacturing turnaround are the most important competitive factors and intend to continue to employ these elements in our business. However, we cannot be certain that we will be able to compete successfully against our current and future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Marketing and Sales

We have focused on creating an integrated brand building program to establish Steve Madden as a leading designer of fashion footwear for style-conscious young women and men. Principal marketing activities include product placements in life style and fashion magazines, personal appearances by our founder and Creative and Design Chief, Steve Madden, and in-store promotions.  We continue to promote our e-commerce websites where customers can purchase Steve Madden Women's, Steven, Madden Men's, FREEBIRD by Steven, Superga, Betsey Johnson and Dolce Vita, as well as selected styles of Madden Girl, footwear and accessory products, as well as view exclusive content, participate in contests and “live chat” with customer service representatives. We also connect with our customers through social media forums including Twitter, Facebook and Instagram.

Management Information Systems (MIS) Operations

Sophisticated information systems are essential to our ability to maintain our competitive position and to support continued growth.  Our wholesale information system is an Enterprise Resource Planning (“ERP”) system. This integrated system supports our wholesale business in the areas of finance and accounting, manufacturing, purchase order management, customer order management and inventory control.  We completed the implementation of this new ERP system for our wholesale business in 2014 and are currently in the process of its implementation as to businesses acquired since the inception of the ERP implementation.  In 2014 we completed the implementation of a new warehouse management system that is utilized by our third-party logistics providers and which interfaces with our ERP system.  Additionally, we have a new business-to-consumer e-commerce software platform that we are currently in the process of implementing as to businesses acquired.  We are also currently implementing a point of sale system (“POS”) for our retail stores that is integrated with a retail inventory management/store replenishment system.  Complimenting all of these systems are ancillary systems and third-party information processing services including, among others, supply chain, data warehouse, Electronic Data Interchange (“EDI”), credit card processing and payroll.  We undertake updates and upgrades of all of these information management systems on a periodic basis in order to ensure that our functionality is continuously improved.

Intellectual Property

Trademarks
We consider our trademarks to be among our most valuable assets and have registered many of our marks in the United States and 94 other countries and in numerous International Classes. From time to time we adopt new trademarks and new logos and/or stylized versions of our trademarks in connection with the marketing of new product lines. We believe that these trademarks have significant value and are important for purposes of identifying the Company, the marketing of our products and the products of our licensees, distinguishing them from the products of others. What follows is a list of the trademarks we believe are most significant to our business:

Steve Madden®	Report®
Steven by Steve Madden®	Report Signature®
Madden Girl®	Brian Atwood®
Stevies®	B Brian Atwood®
Big Buddha®	Dolce Vita®
Betseyville®	DV BY DOLCE VITA®
Betsey Johnson®	Blondo®
We act aggressively to register trademarks and we monitor their use in order to protect them against infringement. There can be no assurance, however, that we will be able to effectively obtain rights to our marks throughout all of the world. Moreover, no assurance can be given that others will not assert rights in, or ownership of, our marks and other proprietary rights or that we will be able to resolve any such conflicts successfully. Our failure to adequately protect our trademarks from unlawful and improper appropriation may have a material adverse effect on our business, financial condition, results of operations and liquidity.

Trademark Licensing
Our strategy for the continued growth of the Company's business includes expanding the Company's presence beyond footwear and accessories through the selective licensing of our brands. As of December 31, 2014, we license our Steve Madden® and Steven by Steve Madden® trademarks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women's fashion apparel, jewelry, watches and luggage. In addition, the Company licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, watches, swimwear, eyewear, fragrances and outerwear. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.
In addition to the licensing of our trademarks, we also license the trademarks of third parties for use in connection with certain of our product lines. Through a license agreement with Basic Properties America Inc. and BasicNet S.p.A we have the right to use the Superga® trademark in connection with the marketing and sale of footwear through December 31, 2022. This licensing agreement requires us to make royalty and advertising payments to the licensor equal to a percentage of our net sales or a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. See Notes A and O to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional disclosure regarding these licensing arrangements.

Employees

On February 1, 2015, we employed approximately 3,256 employees, of whom approximately 1,137 work on a full-time basis and approximately 2,119 work on a part-time basis. Most of our part-time employees work in the Retail segment. Approximately 2,230 of our employees are located in the United States, approximately 641 employees are located in Hong Kong and China, approximately 296 employees are located in Canada and approximately 89 employees are located in Mexico. None of our employees are represented by a union. Our management considers relations with our employees to be good. The Company has never experienced a material interruption of its operations due to a labor dispute.

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

Backlog

We had unfilled wholesale customer orders of approximately $312,000 and $295,000, as of February 1, 2015 and 2014, respectively. Our backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of our core products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

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
Intense Fashion Industry Competition. The fashion footwear and accessories industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. The recent market growth in the sales of fashion footwear and accessories has encouraged the entry of many new competitors and increased competition from established companies. Many of these competitors, including Nine West, Guess, Jessica Simpson, Ugg and Aldo, may have significantly greater financial and other resources than we do and there can be no assurance that we will be able to compete successfully with other fashion footwear and accessories companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on our business, financial condition, results of operations and liquidity. We believe effective advertising and marketing, favorable branding of the Steve Madden® and our other trademarks, fashionable styling, high quality and value are the most important competitive factors and we plan to continue to focus on these elements as we develop new products and businesses. Our inability to effectively advertise and market our products and respond to customer preferences could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Cyclical Nature of the Fashion Industry. The overall fashion industry is cyclical, and purchasing tends to decline during recessionary periods when disposable income is low. Likewise, purchases of contemporary shoes and accessories tends to decline during recessionary periods and also may decline at other times. There can be no assurance that we will be able to grow or even maintain our current level of revenues and earnings, or remain profitable in the future. Continuing slow growth in the international, national or regional economies and uncertainties regarding future economic prospects, among other things, could affect consumer spending habits. The volatility and disruption of global economic and financial market conditions that began in 2008 has caused lingering declines in consumer confidence and spending in the United States and internationally. A further deterioration or a continued weakness of economic and financial market conditions for an extended period of time could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
Economic Uncertainty and Political Risks. Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products. We believe that declining consumer confidence accompanied with the tightening of credit standards, higher energy and food prices and unemployment rates and a decrease in consumers' disposable income has negatively impacted the level of consumer spending for discretionary items during the years ended December 31, 2014, 2013 and 2012. During the three year period ended December 31, 2014, we achieved revenue growth in both our Wholesale and Retail segments but we cannot assume that this growth will be sustained. A continued weak economic environment could have a negative effect on the Company's sales and results of operations during the year ending December 31, 2015 and thereafter. In addition the unstable political conditions in the Middle East and some other parts of the world, including potential or actual international conflicts, or the continuation or escalation of terrorism, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Risks Related to Our Business
Dependence on Key Personnel. The growth and success of our Company since its inception almost a quarter century ago is attributable, to a significant degree, to the talents, skills and efforts of our founder and Creative and Design Chief, Steven Madden. An extended or permanent loss of the services of Mr. Madden could severely disrupt our business and have a material adverse effect on the Company. Our senior executives have substantial experience and expertise in our business and industry and have made significant contributions to our growth and success as well. Competition for executive talent in the apparel, footwear and accessories industries is intense. While our employment agreements with Mr. Madden and most of our senior executives include a non-compete provision in the event of the termination of employment, the non-compete periods are of limited duration. While we believe we have depth within our senior management team, if we lose the services of our Creative and Design Chief or any of our senior executives, and especially if any of these individuals joins a competitor or forms a competing company, our business and financial performance could be seriously harmed. A loss of the skills, industry knowledge, contacts and expertise of our Creative and Design Chief or any of our senior executives could cause a setback to our operating plan and strategy.
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
Risks Associated with Extending Credit to Customers. We sell our products primarily to retail stores across the United States and extend credit based on an evaluation of each customer's financial condition, usually without collateral. Various retailers, including some of our customers, have experienced financial difficulties as a result of the financial crisis that began in 2008, which has increased the risk of extending credit to such retailers. However, our losses due to bad debts have been limited. Pursuant to the terms of our collection agency agreement, our factor, Rosenthal & Rosenthal, Inc., currently assumes the credit risk related to approximately 85% of our trade accounts receivable. In addition, we have letters of credit for approximately 12% of our trade accounts receivable. Still, if any of our customers experiences a shortage of liquidity, the risk that the customer's outstanding payables to us would not be paid could cause us to curtail business with the customer or require us to assume more credit risk relating to the customer's account payable.
Risks Associated with Expansion of Retail Business. Our continued growth depends to a significant degree on whether we are successful in further developing and marketing our brands, and creating new brands, product categories and businesses that are appealing to our customers. The operation of company-owned Steve Madden, Steven and Superga stores and outlets is a significant part of our growth strategy. During the year ended December 31, 2014, we opened three new full-price stores, 15 new outlet stores, acquired one e-commerce store in connection with our acquisition of Dolce Vita, acquired four stores in connection with our joint venture in South Africa, acquired 21 stores in connection with the acquisition of Mexican distributor and closed five stores, including our FREEBIRD by Steven e-commerce store. We have plans to open eight to ten new retail stores and anticipate closing three to four stores in 2015. Our future expansion plan includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by us in our existing markets. There can be no assurance that we will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. Our retail expansion is dependent on the performance of our wholesale and retail operations, generally, as well as on a number of other factors, including our ability to:

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
Disruptions to Product Delivery Systems and Associated Inventory Management Issues. A majority of our products for U.S. distribution are shipped to us via ocean freight carriers to ports in California, New Jersey and Texas with the greatest reliance on California ports. The trend-focused nature of the fashion industry and the rapid changes in customer preferences leave us vulnerable to risk of inventory obsolescence. Our reliance upon ocean freight transportation for the delivery of our inventory exposes us to various inherent risks, including port workers’ union disputes and associated strikes, work slow-downs and work stoppages, severe weather conditions, natural disasters and terrorism, any of which could result in delivery delays and inefficiencies, increase our costs and disrupt our business. A severe and prolonged disruption to ocean freight transportation, such as the disruption to California port operations which began in 2014 and is continuing into 2015 due to a port workers’ union dispute, has already caused, and may continue to cause, us to re-route our merchandise through alternate and more expensive transportation systems, such as air freight. Efficient and timely inventory deliveries and proper inventory management are important factors in our operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Conversely, excess inventories can result in lower gross margins due to the excessive discounts and markdowns that may be necessary to reduce high inventory levels. Severe and extended delays in the delivery of our inventory or our inability to effectively manage our inventory could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Disruption of Information Technology Systems and Websites. We are heavily dependent upon our information technology systems to record and process transactions and manage and operate all aspects of our business ranging from product design and testing, production, forecasting, ordering, transportation, sales and distribution, invoicing and accounts receivable management, quick response replenishment, point of sale support and financial management reporting functions. In addition, we have e-commerce and other Internet websites. Given the nature of our business and the significant number of transactions that we engage in on an annual basis, it is essential that we maintain constant operation of our information technology systems and websites and that these systems and our websites operate effectively. We depend on our in-house information technology employees and outside vendors to maintain and periodically upgrade these systems and our websites to support the growth of our business. Despite our preventative efforts, our information technology systems and websites may be vulnerable from time to time to damage or interruption from events such as difficulties in replacing or integrating new systems, computer viruses, security breaches and power outages. Cybersecurity attacks are becoming increasingly sophisticated and run the gamut from malicious software to electronic security breaches to corruption of data and beyond. We are continually evaluating, improving and upgrading our information technology systems and websites in an effort to address these concerns. Any such problems or interruptions could result in loss of valuable business data, our customers' or employees' personal information, disruption of our operations and other adverse impact to our business and require significant expenditures by us to remediate any such failure, problem or breach. In addition, we must comply with increasingly complex regulatory standards enacted to protect business and personal data and an inability to maintain compliance with these regulatory standards could subject us to legal risks and penalties.
We maintain $25 million of network-security insurance coverage, above a $250,000 deductible. This coverage and certain other insurance coverage may reduce our exposure to electronic data theft and sabotage.
Breach of Customer Privacy. A routine part of our business includes the gathering, processing and retention of sensitive and confidential information pertaining to our customers, employees and others. While we believe that our information security and information technology systems and websites allow for the secure storage and transmission of private information regarding our customers and others, including credit card information and personal identification information, we may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber attacks. As a result, our facilities and information technology systems, as well as those of our third party service providers, may be vulnerable to cyber attacks and breaches, acts of vandalism and software viruses. Any actual or threatened cyber attack may cause us to incur costs, including costs related to the hiring additional computer experts, engaging third party cyber security consultants and upgrading our information security technologies. We also may be vulnerable to data and security breaches by us or by persons with whom we have commercial relationships resulting from misplaced or lost data, programming or human error, or other similar events. Any compromise or breach of our information technology systems that results in the misappropriation, loss or other unauthorized disclosure of a customer's or other person’s confidential or proprietary information, whether by the Company or a third party service provider, could result in a loss of confidence and severely damage our reputation and relationship with our customers and others who entrust us with sensitive information, violate applicable privacy and other laws and adversely affect our business, as well as expose the Company to the risk of litigation and significant potential liability.
Foreign Sourcing and Manufacturing. Virtually all of our products are purchased through arrangements with a number of foreign manufacturers, primarily from China, Mexico, the Netherlands, India, Vietnam, Brazil and Italy. During 2014, approximately 89% of our total purchases were from China. Risks inherent in foreign operations including work stoppages, transportation delays and interruptions, social unrest and political upheaval and changes in economic conditions, can result in the disruption of trade from the countries in which our manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. While we believe that we manage our exposure to the risk that any such economic or political condition will materially affect our ability to purchase products because we are aware of the availability of a variety of materials and alternative sources, we cannot be certain that we will be able to identify such alternative materials and/or sources without delay or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Impact of Custom Duties and Other Import Regulations. Virtually all of our products are imported and subject to United States custom duties. The United States and the countries in which our products are produced or sold, from time to time, impose new quotas, duties, tariffs or other restrictions on imports or exports, may adversely adjust prevailing quotas, duties or tariff levels, or impose sanctions in the form of additional duties to remedy perceived illegal actions, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Manufacturers' Inability to Produce Our Goods in a Timely Manner or Meet Quality Standards. As is common in the footwear and accessories industries, we contract with foreign manufactures who produce virtually all of our products to our specifications. We do not own or operate any manufacturing facilities; therefore, we are dependent upon third parties for the manufacture of all of our products. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which, in turn, could result in cancellation of orders, refusal to accept deliveries, a reduction in purchase prices and, ultimately, termination of a customer relationship, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.
New rules relating to “conflict minerals” will require the Company to incur additional expenses and could adversely affect our business. The SEC has promulgated final rules mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring the disclosure of the use of tantalum, tin, tungsten and gold, known as “conflict minerals,” included in products either manufactured by public companies or as to which public companies have contracted for the manufacture. These new rules, adopted in an effort to prevent inadvertent support of armed conflict in the Democratic Republic of Congo and certain adjoining countries (collectively, the “DRC”), require companies to investigate their supply chains to determine whether these minerals are present in their products and, if so, from where the minerals originated. The rules also require disclosure and annual reporting as to whether or not conflict minerals, if used in the manufacture of the products offered, originated from the DRC. Compliance with these rules could adversely affect the sourcing, supply and pricing of materials used in our products. We currently require our manufacturers to comply with policies addressing legal and ethical concerns relating to labor, employment, political and social matters including restrictions on the use of conflict minerals. Violation of these policies by our manufacturers could harm our reputation, disrupt our supply chain and/or increase our cost of goods sold. Additionally, violation of any of these policies by our manufacturers could cause us to face disqualification as a supplier for our customers and suffer reputational challenges. Due to the complexity of our supply chain, compliance with the rules requires significant efforts from a cross-operational team and diverts our management and personnel and results in potential costs of additional staff. Any of the foregoing could adversely affect our sales, net earnings, business and financial condition and results of operations.
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
Declines in Our Stock Price Due to Inaccurate Predictions. The trading price of our common stock periodically may rise or fall based on the accuracy of predictions of our future performance. As one of our primary objectives, we strive to maximize the long-term strength, growth and profitability of our Company, rather than to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term goal is in the best interests of the Company and our stockholders, but recognize that it may be helpful to our stockholders and potential investors for us to provide guidance as to our quarterly and annual forecast of net sales and earnings. While we endeavor to provide meaningful and considered guidance at the time it is provided and generally expect to provide updates to our guidance when we report our results each fiscal quarter, actual results may differ from our predictions as the guidance is based on assumptions and expectations that may or may not come to pass and, as such, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. If and when we announce actual results that differ from those that have been predicted by us, the market price of our common stock could be adversely affected. Investors who rely on these predictions in making investment decisions with respect to our common stock do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in the price of our common stock.
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
Exposure to Foreign Currency Fluctuations. We make approximately 93% of our purchases in U.S. dollars. However, we source substantially all of our products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Location	Leased/Owned	Primary Use	Approximate Area Square Feet
Dongguan, Guangdong Province, China	Leased	Offices and sample production	180,000
Long Island City, NY	Leased	Executive offices	66,600
Bayonne, NJ	Leased	Warehouse	50,000
Bellevue, WA	Leased	Offices, Topline	41,500
Seattle, Washington	Leased	Offices and showroom, Dolce Vita	32,500
New York, NY	Leased	Offices and showroom, Accessories	30,000
Montreal, Canada	Leased	Offices, warehouse	27,000
New York, NY	Leased	Showroom, Dolce Vita	28,800
Putian City, Guangdong Province, China	Leased	Offices	23,800
New York, NY	Leased	Showroom	14,000
New York, NY	Leased	Offices, Cejon	12,400
Long Island City, NY	Leased	Storage	7,200
Guangdong Province, China	Leased	Offices	4,800
Los Angeles, CA	Leased	Showroom, Steven	4,600
Kwai Chung, Hong Kong	Leased	Offices	3,800
Long Island City, NY	Owned	Other	2,200
Los Angeles, CA	Leased	Showroom, Accessories	1,400
New York, NY	Leased	Office	850
Dallas, Texas	Leased	Showroom	800

All of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of ten years. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes over the base year. The current terms of our retail store leases expire as follows:

Years Initial Lease Terms Expire	Number of Stores
2015	15
2016	13
2017	19
2018	9
2019	13
2020	7
2021	15
2022	20
2023	22
2024	17
2025	9
2026	1

ITEM 3     LEGAL PROCEEDINGS

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

On November 21, 2011, U.S. Customs issued a pre-penalty notice to the Company in which it alleges that gross negligence by the Company resulted in an underpayment of duties with respect to certain pre-2002 buying agreements and claims that the Company owes $342 as an additional duty and $1,367 in monetary penalties. In its February 16, 2012 response to the pre-penalty notice, the Company submitted that it owes no additional duty and, further, did not through negligence or gross negligence fail to pay any duty or engage in conduct amounting to either gross negligence or negligence. The Company requested that U.S. Customs withdraw its proposal to issue a notice of penalty and take no further adverse action against the Company. In the event that U.S. Customs is not inclined to withdraw the pre-penalty notice after review of the Company’s response, the Company has requested the opportunity to make an oral presentation to U.S. Customs prior to the issuance of a notice of penalty. On June 26, 2014, the Company’s counsel met with U.S. Customs officials and, following the meeting, counsel submitted to U.S Customs a letter and the Company’s check in the amount of $342, representing the Company’s Offer in Compromise of the proposed government claim. In the event that U.S. Customs determines to issue a notice of penalty, the Company intends to file a petition for relief requesting a reduction of the level of culpability and mitigation of the penalty amount assessed. The maximum total amount of damages, including penalty, related to this matter is estimated at approximately $1,700 for which the Company has accrued $1,248.

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

Market Information. Our shares of common stock have traded on the NASDAQ Global Select Market since August 1, 2007 and were traded on the NASDAQ National Market prior to that date. The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2014 as reported by the NASDAQ Global Select Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock

	High	Low		High	Low
2014			2013
Quarter ended March 31, 2014	$37.72	$30.66	Quarter ended March 31, 2013	$31.85	$27.33
Quarter ended June 30, 2014	$37.35	$31.23	Quarter ended June 30, 2013	$33.17	$27.95
Quarter ended September 30, 2014	$35.64	$30.20	Quarter ended September 30, 2013	$37.73	$32.24
Quarter ended December 31, 2014	$34.88	$28.02	Quarter ended December 31, 2013	$39.48	$33.90

Holders. As of February 26, 2015, there were 104 holders of record of our common stock.

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

Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2014 is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases of Equity Securities. The Company's Board of Directors authorized a share repurchase program (the "Share Repurchase Program") effective as of January 1, 2004. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. On June 18, 2013, the Board of Directors approved a continuation of the Share Repurchase Program for an additional $125 million in repurchases of the Company's common stock. On April 29, 2014 the Board of Directors approved the continuation of the Company's Share Repurchase Program for up to $150 million in repurchases of the Company's common stock. During fiscal year 2014, an aggregate of 4,260,868 shares of the Company's common stock was repurchased, in the open market, under the Share Repurchase Program, at an average per share price of $33.38, for an aggregate purchase price of approximately $142 million. At December 31, 2014, an aggregate of approximately $50 million remained available for future repurchases of our common stock under the Share Repurchase Program. Subsequent to the year ended December 31, 2014, on February 20, 2015, the Board of Directors approved the extension of the Share Repurchase Program for an additional $150 million in repurchases of the Company's common stock. The program has no set expiration date. The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended December 31, 2014, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2014- 10/31/2014	421,342	$31.37	421,342	$77,021
11/1/2014- 11/30/2014	391,984	$32.36	391,984	$64,334
12/1/2014- 12/31/2014	446,620	$32.62	446,620	$49,764
Total	1,259,946	$32.13	1,259,946	$49,764

(1) The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Of the total number of shares purchased by the Company in the fourth quarter of 2014, 37,623 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements.

Performance Graph. The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2009, and ending on December 31, 2014, with the cumulative total return on the Russell 2000 Index and the S&P 500 Footwear Index. The comparison assumes that $100 was invested on December 31, 2009 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Steven Madden, Ltd.	$100.00	$151.72	$188.22	$230.61	$299.43	$260.47
Russell 2000 Index	$100.00	$126.81	$121.52	$141.42	$196.32	$205.93
S&P 500 Footwear Index	$100.00	$131.22	$150.22	$163.23	$252.19	$312.10

ITEM 6     SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements. The Income Statement Data relating to 2014, 2013 and 2012, and the Balance Sheet data as of December 31, 2014 and 2013 should be read in conjunction with the information provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

	INCOME STATEMENT DATA Year Ended December 31, (in thousands, except per share data)
	2014	2013	2012	2011	2010
Net sales	$1,334,951	$1,314,223	$1,227,072	$968,549	$635,418
Cost of sales	865,951	831,847	771,370	606,601	359,564
Gross profit	469,000	482,376	455,702	361,948	275,854
Commissions and licensing fee income - net	13,723	15,632	15,395	18,715	22,629
Operating expenses	(315,081)	(295,223)	(283,689)	(226,893)	(176,859)
Impairment charges and provision for litigation	—	983	(8,432)	—	—
Income from operations	167,642	203,768	178,976	153,770	121,624
Interest income	3,285	4,228	3,067	4,885	4,208
Interest expense	(211)	(128)	(49)	(51)	(4)
Other income (expense) - net	677	1,083	2,193	188	29
Income before provision for income taxes	171,393	208,951	184,187	158,792	125,857
Provision for income taxes	58,764	75,666	64,623	61,591	50,132
Net income	112,629	133,285	119,564	97,201	75,525
Net (income) loss attributable to non-controlling interests	(749)	(1,278)	62	118	—
Net income attributable to Steven Madden, Ltd.	$111,880	$132,007	$119,626	$97,319	$75,725
Basic income per share	$1.82	$2.04	$1.85	$1.53	$1.22
Diluted income per share	$1.76	$1.98	$1.81	$1.50	$1.19
Basic weighted average shares of common stock	61,451	64,583	64,529	63,396	62,216
Effect of dilutive securities - options and restricted stock	2,225	2,253	1,726	1,463	1,450
Diluted weighted average shares of common stock outstanding	63,676	66,836	66,255	64,859	63,665

	BALANCE SHEET DATA At December 31,
	2014	2013	2012	2011	2010
Total assets	$911,235	$880,241	$804,039	$639,786	$447,696
Working capital	264,635	342,142	306,776	211,649	138,636
Noncurrent liabilities	64,115	46,898	43,161	29,940	18,697
Stockholders' equity	$669,529	$678,840	$626,400	$474,758	$357,298

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

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”, "we", "our", "us", as applicable) design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell name brand and private label fashion handbags and accessories, through our Accessories Division. We market and sell our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers, catalog retailers and in our retail stores and our e-commerce websites throughout the United States, Canada, Mexico and South Africa and under special distribution arrangements in Asia, Australia, Europe, India, the Middle East, South and Central America and New Zealand. Our product line includes a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

Our business is comprised of five distinct segments (Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing). Our Wholesale Footwear segment includes the following brands: Steve Madden Women's®, Madden Girl®, Steve Madden Men's®, Report®, Dolce Vita®, DV by Dolce Vita®, Mad Love®, Steven by Steve Madden®, Report Signature®, Superga® (under license), Betsey Johnson®, Steve Madden Kids®, FREEBIRD by Steven®, Stevies®, Wild Pair®, Brian Atwood®, B Brian Atwood® and includes our International business and certain private label footwear business. Our Wholesale Accessories segment includes Big Buddha®, Betseyville®, Betsey Johnson®, Steve Madden®, Steven, Cejon® accessories brands and includes our International business and certain private label accessories business. Steven Madden Retail, Inc., our wholly-owned retail subsidiary, operates Steve Madden, Steven, Superga and International retail stores, as well as Steve Madden, Superga, Betsey Johnson and Dolce Vita e-commerce websites. The First Cost segment represents activities of a subsidiary that earns commissions for serving as a buying agent for footwear products under private labels for many of the country's large mass-market merchandisers, shoe chains and other value priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden, Madden Girl and Steven by Steve Madden marks for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery, women's fashion apparel, jewelry, watches and luggage. In addition, we license our Betsey Johnson® and Betseyville® marks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

Two key growth initiatives of the Company are adding strong brands to our portfolio and expanding our international business. During fiscal year 2014, we furthered these initiatives through the completion of four strategic transactions. First, in March 2014, the Company purchased the intellectual property and related assets of Brian Atwood® from Brian Atwood IP Company LLC, for a purchase price of approximately $6,750. The acquired intellectual property portfolio includes the Brian Atwood® designer brand and the B Brian Atwood® contemporary brand. The acquisition provides the Company with brands that expand our business with luxury retailers and provides us with products that have higher retail price points. No B Brian Atwood branded products were sold or offered for sale by the Company during 2014. The Company plans to launch the first B Brian Atwood line in 2015.

Then, on August 13, 2014, the Company purchased all of the outstanding capital stock of Dolce Vita Holdings, Inc., a Washington corporation (“Dolce Vita”). The total purchase price for the acquisition was approximately $61,488 which includes a cash payment at closing of $56,872 plus potential earn-out payments based on achievement of certain earnings targets for each of the twelve month periods ending on September 30, 2015 and 2016 provided that the aggregate minimum earn-out payment for such two year earn-out period shall be no less than $5,000. The Dolce Vita acquisition presented a significant opportunity to expand our business by combining an outstanding footwear brand and superior design with Steve Madden's proven business model and infrastructure. In 2014 we recorded sales of $28,948 for Dolce Vita products with a gross profit of $5,109. Among our strategic initiatives for 2015, we are implementing efforts aimed at improving the gross profit and operating profit of Dolce Vita in the future.

On December 30, 2014, the Company purchased all of the outstanding capital stock of Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V., and Maximus Designer Shoes S.A. de C.V. (collectively, “SM Mexico”). SM Mexico was a division of Grupo Dicanco, which had been the exclusive distributor of the Company's products in Mexico since 2005. The total purchase price for the acquisition was approximately $25,172, which is subject to a working capital adjustment. The total purchase price includes a cash payment at closing of $15,336, plus potential earn-out payments based on the achievement of certain earnings targets for each of the twelve month periods ending December 31, 2015 and 2016. The acquisition was a significant milestone in our strategic initiative to grow our International business. The transaction closed on December 30, 2014 and, accordingly, had no impact on the Company's results of operations for 2014.

Finally, in 2014,we expanded our partnership with House of Busby "Busby" in South Africa. Busby has been our distributor in South Africa and has established the Steve Madden brand in the territory with four Steve Madden retail stores in South Africa and 20 Steve Madden shop-in-shops in the leading South African retailer Edgars. In September 2014 we formed an entity with Busby in which the existing business was contributed. The Company has a 50.1% ownership in the newly formed entity. This new arrangement did not have a material impact on our 2014 operations.

Key Performance Indicators and Statistics

The following measurements are among the key business indicators reviewed by various members of management to measure consolidated and segment results of the Company:

•	net sales

•	gross profit margin

•	operating expenses

•	income from operations

•	adjusted EBITDA

•	adjusted EBIT

•	same store sales

•	inventory turnover

•	accounts receivable average collection days

•	cash flow and liquidity determined by the Company’s working capital and free cash flow

•	store metrics such as sales per square foot, average unit retail, conversion, average units per transaction, and contribution margin.

While not all of these metrics are disclosed due to the proprietary nature of the information, many of these metrics are disclosed and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-GAAP Measures

The Company’s reported results are presented in accordance with GAAP. The Company uses adjusted earnings before interest and taxes ("Adjusted EBIT") and adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), as calculated in the table below, as non-GAAP measures, in internal management reporting and planning processes as well as in evaluating the performance of the Company. Management believes these measures are useful to investors in evaluating the Company’s ongoing operating and financial results. By providing these non-GAAP measures, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. The non-GAAP financial measures are limited in their usefulness and should be considered in addition to, and not in lieu of, U.S. GAAP financial measures. Further, these non-GAAP measures may be unique to the Company, as they may be different from non-GAAP measures used by other companies.

The table below reconciles these metrics to net income as presented in the consolidated statement of income.

	Years Ended December 31 ($ in thousands)
	2014	2013	2012
Net Income	$112,629	$133,285	$119,564
Add back:
Provision for income taxes	58,764	75,666	64,623
Deduct:
Other Income (expense) - net	677	1,083	2,193
Interest, net	3,074	4,100	3,018
Adjusted EBIT	167,642	203,768	178,976
Add back:
Depreciation and amortization	14,519	12,317	11,655
Loss on disposal of fixed assets	291	905	250
Adjusted EBITDA	182,452	216,990	190,881

Executive Summary

Net sales for 2014 increased 2% to $1,334,951 from $1,314,223 in 2013. Net sales growth was driven by our acquisition of Dolce Vita which had net sales of $28,948. Excluding Dolce Vita net sales decreased by 1% primarily as a result of lack of fashion trends on which to capitalize. Net income decreased 15% to $111,880 in 2014 compared to $132,007 in 2013. The Company's effective tax rate for 2014 decreased to 34.3% compared to 36.2% recorded in 2013 due primarily to reinvestment of foreign earnings in foreign locations and due to a discrete benefit related to prior years state taxes. Diluted earnings per share in 2014 decreased to $1.76 per share on 63,676,000 diluted weighted average shares outstanding compared to $1.98 per share on 66,836,000 diluted weighted average shares outstanding in the prior year.

In our Retail segment, same store sales (sales of those stores, including the e-commerce websites, that were in operation throughout 2014 and 2013) decreased 8.1%, and sales per square foot decreased to $676 in 2014 compared to sales per square foot of $823 in 2013. As of December 31, 2014, we had 160 stores in operation, compared to 121 stores as of December 31, 2013. Our store increase was primarily related to the addition of 21 stores from our acquisition of SM Mexico as well as an increase of 15 outlet store locations.
Our total inventory turnover was 10.4 times compared to 10.3 times in the comparable period of last year. Our accounts receivable average collection days were 68 days in 2014 compared to 66 days in 2013. As of December 31, 2014, we had $203,094 in cash, cash equivalents and marketable securities, no short or long-term debt and total stockholders’ equity of $669,529. Working capital decreased to $264,635 as of December 31, 2014, compared to $342,142 on December 31, 2013.
Our products are manufactured overseas and a majority of our products filling domestic orders are shipped via ocean freight carriers to ports in California, New Jersey and Texas with the greatest reliance on California ports. In 2014, port workers' union disputes causing work slow downs and stoppages have adversely impacted ocean freight transportation and caused severe delays in the flow of shipments through ports in California. As a result, in the fourth quarter of 2014, the Company experienced transportation delays of products to customers. To mitigate the risk of losing customer orders, the Company incurred incremental costs to deliver products to customers via air freight. The California port workers' union disputes have continued into 2015 though current reports indicate that a tentative contract was reached between the port workers and their employers on February 20, 2015. While the slow downs and stoppages have adversely impacted the fourth quarter of 2014 and will likely adversely impact the first quarter of 2015, assuming the definitive resolution of the disputes and the commencement of normal port operations, the adverse impact of the union dispute on the Company should gradually be reduced for the remainder of 2015.

The following tables set forth information on operations for the periods indicated:

	Years Ended December 31 ($ in thousands)
	2014		2013		2012
CONSOLIDATED:
Net sales	$1,334,951	100.0%	$1,314,223	100.0%	$1,227,072	100.0%
Cost of sales	865,951	64.9%	831,847	63.3%	771,370	62.9%
Gross profit	469,000	35.1%	482,376	36.7%	455,702	37.1%
Other operating income – net of expenses	13,723	1.0%	15,632	1.2%	15,395	1.3%
Operating expenses	315,081	23.6%	295,223	22.5%	283,689	23.1%
Impairment charges and provision for litigation	—	—%	983	0.1%	8,432	0.7%
Income from operations	167,642	12.6%	203,768	15.5%	178,976	14.6%
Interest and other income – net	3,751	0.3%	5,183	0.4%	5,211	0.4%
Income before income taxes	171,393	12.8%	208,951	15.9%	184,187	15.0%
Net income attributable to Steven Madden, Ltd.	111,880	8.4%	132,007	10.0%	119,626	9.7%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$882,355	100.0%	$860,448	100.0%	$794,486	100.0%
Cost of sales	621,854	70.5%	596,584	69.3%	544,939	68.6%
Gross profit	260,501	29.5%	263,864	30.7%	249,547	31.4%
Operating expenses	154,211	17.5%	146,175	17.0%	145,221	18.3%
Income from operations - before impairment charges and provision for litigation	106,290	12.0%	117,689	13.7%	104,326	13.1%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$246,608	100.0%	$244,163	100.0%	$241,339	100.0%
Cost of sales	161,968	65.7%	154,856	63.4%	154,284	63.9%
Gross profit	84,640	34.3%	89,307	36.6%	87,055	36.1%
Operating expenses	45,867	18.6%	44,569	18.3%	45,679	18.9%
Income from operations - before impairment charges and provision for litigation	38,773	15.7%	44,738	18.3%	41,376	17.1%

RETAIL SEGMENT:
Net sales	$205,988	100.0%	$209,612	100.0%	$191,247	100.0%
Cost of sales	82,129	39.9%	80,407	38.4%	72,147	37.7%
Gross profit	123,859	60.1%	129,205	61.6%	119,100	62.3%
Operating expenses	115,003	55.8%	104,479	49.8%	92,789	48.5%
Income from operations - before impairment charges and provision for litigation	8,856	4.3%	24,726	11.8%	26,311	13.8%
Number of stores	160		121		109

FIRST COST SEGMENT:
Other commission income – net of expenses	$6,438	100.0%	$7,988	100.0%	$7,778	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$7,285	100.0%	$7,644	100.0%	$7,617	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Consolidated:
Total net sales for the year ended December 31, 2014 increased by 2% to $1,334,951 from $1,314,223 for fiscal year 2013. For the year ended December 31, 2014, gross margin as a percentage of net sales was 35.1% compared to 36.7% in the prior year. Operating expenses increased in 2014 to $315,081 from $295,223 in 2013. As a percentage of sales, operating expenses increased to 23.6% in the year ended December 31, 2014 compared to 22.5% in the previous year. Commission and licensing fee income decreased to $13,723 in 2014 compared to $15,632 in 2013. During the year ended December 31, 2014, income from operations decreased to $167,642 and net income attributable to Steven Madden, Ltd. decreased to $111,880 compared to income from operations of $203,768 and net income attributable to Steven Madden, Ltd. of $132,007 in 2013.

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment was $882,355, or 66%, and $860,448, or 65%, of our total net sales for the years ended December 31, 2014 and 2013, respectively. This represents a $21,907, or 2.5% increase year over year. Excluding sales attributable to acquisitions in each year, organic net sales decreased 0.8%. Organic wholesale branded net sales were flat compared to the year ended 2013 with double digit growth in Steve Madden Men's, Report, Steve Madden Kids and FREEBIRD by Steven products were offset by decreases in sales of Steve Madden Women's products and Olsenboye (licensed brand) products. The decrease in Steve Madden Women's was driven by a lack of fashion footwear trends while Olsenboye decreased as a result of discontinuation of sales under the Olsenboye brand in 2014. Organic wholesale private label business was down 2.2%.

Gross profit margin decreased to 29.5% in 2014 from 30.7% in the prior year, primarily due to the impact of increased product markdown allowances and the Dolce Vita acquisition. Excluding the impact of acquisitions gross profit margin was 29.9% in 2014. In the year ended December 31, 2014, operating expenses were $154,211 compared to $146,175 in the same period of 2013. As a percentage of sales, operating expenses increased to 17.5% in 2014 from 17.0% in 2013, due to the acquisition of Dolce Vita and deleverage from the organic sales decrease. Excluding the impact of acquisitions, operating expenses as a percentage of sales was 17.2% in 2014. Income from operations for the Wholesale Footwear segment decreased to $106,290 for the year ended December 31, 2014 compared to $117,689 for the year ended December 31, 2013. Excluding acquisitions, income from operations for the Wholesale Footwear segment was $108,578 in 2014.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $246,608, or 18%, and $244,163, or 19%, of total Company net sales for the years ended December 31, 2014 and 2013, respectively. This represents a $2,445, or 1% increase year over year with double digit increases in private label and Betsey Johnson handbags almost fully offset by decreases in Steve Madden and Big Buddha handbags, cold weather accessories and belts.

Gross profit margin in the Wholesale Accessories segment decreased to 34.3% in 2014 from 36.6% in the prior year primarily due to increased sales in lower margin private label handbags and margin decreases in Steve Madden handbags and cold weather accessories due to increased markdown allowances and higher product returns. In the year ended December 31, 2014, operating expenses increased to $45,867 compared to $44,569 in the year ended December 31, 2013. As a percentage of sales, operating expenses increased to 18.6% in 2014 from 18.3% in 2013. Income from operations for the Wholesale Accessories segment decreased 13% to $38,773 in 2014 compared to $44,738 in 2013.

Retail Segment:

Net sales generated by the Retail segment accounted for $205,988, or 15%, and $209,612, or 16%, of total Company net sales for the years ended December 31, 2014 and 2013, respectively, which represents a $3,624 or 2% decrease, year over year. This decrease reflects a decline in comparable store sales of 8.1% driven by a lack of fashion footwear trends partially offset by the addition of retail stores since the fourth quarter of 2013. During 2014 we added three full price stores and 15 outlets and closed five full price locations. We also acquired the Dolce Vita online store, 21 stores from our Mexico acquisition and four stores from our new joint venture in South Africa. As a result, we had 160 retail stores as of December 31, 2014, compared to 121 stores as of December 31, 2013. The 160 stores currently in operation include 122 Steve Madden full price stores, 32 Steve Madden outlet stores, one Steven store, one Superga store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open for all of 2014 and 2013) for the year ended December 31, 2014 decreased 8.1% when compared to the prior year. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base. During the year ended December 31, 2014, gross margin decreased to 60.1% from 61.6% in 2013 primarily due to increased promotional activity. In 2014, operating expenses increased to $115,003 from $104,479 in 2013 primarily due to the incremental cost associated with new store openings. As a percentage of sales, operating expenses increased to 55.8% in 2014 from 49.8% in the prior year due to deleverage from negative comparable store sales. For the year ended December 31, 2014, income from operations for the Retail segment decreased to $8,856 compared to $24,726 in the prior year.

First Cost Segment:

The First Cost segment generated income from operations of $6,438 for the year ended December 31, 2014, compared to $7,988 in 2013. The decrease relates to a decline in sales with certain private label customers.
Licensing Segment:
During the year ended December 31, 2014, licensing income of $7,285 was down slightly compared to the prior year income of $7,644.

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

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Our primary source of liquidity is cash flows generated from our operations. Our primarily use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements and retail store expansion and remodeling.

Cash, cash equivalents and short-term investments totaled $112,648 and $200,866 at December 31, 2014 and December 31, 2013, respectively. Of the total cash, cash equivalents and short-term investments at December 31, 2014, $57,256, or approximately 51%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2013, $124,671, or approximately 62%, was held in our foreign subsidiaries. To date, deferred taxes have been estimated and accrued for all of our foreign subsidiary earnings that have not been determined to be indefinitely reinvested. As of December 31, 2014 and 2013, the cumulative total amount of earnings considered to be indefinitely reinvested of our foreign subsidiaries was $64,147 and $42,750, respectively. If such amounts were not indefinitely reinvested, the Company would incur approximately $11,867 in taxes that were not previously provided for in our consolidated statements of income. Management believes that our existing domestic and international cash, cash equivalents, short-term investments and cash flows from operations, which are not considered to be indefinitely reinvested, continue to be sufficient to fund our domestic operating activities. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings of $64,147 as of December 31, 2014, that were considered to be indefinitely reinvested and we do not believe there are any material implications or restrictions on our liquidity as a result of having a significant portion of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by the Company or Rosenthal at any time with 60 days’ prior written notice. As of December 31, 2014 we had no borrowings against this credit facility.
As of December 31, 2014, we had working capital of $264,635. We had cash and cash equivalents of $81,450, investments in marketable securities short and long term of $121,644 and we did not have any long-term debt.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next 12 months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $151,975 in 2014 compared to cash provided by operations of $155,453 in the prior year. The primary sources of cash were net income of $112,629, and increase in accounts payable and accrued expenses of $3,777 and an increase in factor accounts receivable of $3,734. The primary uses of cash were a decrease of accrued incentive of $1,910 and an increase of inventories of $1,841.
INVESTING ACTIVITIES
($ in thousands)

During the year ended December 31, 2014, we invested $137,348 in marketable securities and received $128,663 from the maturities and sales of securities. Cash used for acquisitions was $81,885 related to the acquisitions of Brian Atwood, Dolce Vita and SM Mexico and the formation of our joint venture in South Africa. We also made capital expenditures of $18,341, principally for systems enhancements and leasehold improvements to office space, 12 new stores and one e-commerce website opened in 2014 and improvements to existing stores.
FINANCING ACTIVITIES
($ in thousands)
During the year ended December 31, 2014, net cash used by financing activities was $141,889, which consisted of share repurchases of $142,228 and payment of contingent liabilities related to acquisitions completed in prior years of $8,475, partially offset by proceeds from the exercise of stock options of $4,943, the tax benefit from the exercise of options of $2,978 and repayment of the note receivable of $893.

CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of December 31, 2014 were as follows:

	Payment due by period
Contractual Obligations	Total	2015	2016 - 2017	2018 - 2019	2020 and after
Operating lease obligations	$257,773	$36,797	$83,339	$58,742	$78,895
Purchase obligations	167,480	167,480	—	—	—
Contingent payment liability	38,633	11,455	27,178	—	—
Other long-term liabilities (future minimum royalty payments)	7,675	675	2,000	2,000	3,000
Total	$471,561	$216,407	$112,517	$60,742	$81,895
At December 31, 2014, we had un-negotiated open letters of credit for the purchase of inventory of approximately $814.
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
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,352 in 2015, $1,744 in 2016, and $582 in 2017. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock related compensation.
Virtually all of our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a small and growing percentage located in Mexico in addition to smaller amounts in Brazil, Italy and India. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. We currently make approximately 93% of our purchases in U.S. dollars.
INFLATION

We do not believe that inflation and price changes have had a significant effect on the Company's sales or profitability for the fiscal year ended December 31, 2014 and the prior two fiscal years. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

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
Valuation of intangible assets and goodwill. Accounting Standards Codification (“ASC”) Topic 350, “Intangible – Goodwill and Other”, requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”).
Indefinite-lived intangible assets and goodwill are assessed for impairment using either a qualitative or quantitative approach. We perform this annual assessment during our third quarter. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include historical financial performance, macroeconomic and industry conditions and legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time.
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
Contingent payment liabilities. The Company has completed various acquisitions that require us to make contingent payments to the sellers based on the future financial performance of the acquired businesses over a period of from one to three years. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of the acquired business. Failure to correctly project the financial results of the acquired businesses could materially impact our results of operations and financial position.

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
As of December 31, 2014, we held marketable securities valued at approximately $121,644, which consisted primarily of corporate bonds and certificates of deposit. These securities are subject to interest rate risk and will decrease in value if interest rates increase. We currently have the ability to hold these securities until maturity.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We have excluded Dolce Vita and SM Mexico, which were acquired on August 13, 2014 and December 30, 2014, respectively, from the scope of our annual report on internal control over financial reporting as of December 31, 2014. Dolce Vita represented approximately 7% of our total assets at December 31, 2014, and approximately 2% of our net revenues for the year ended December 31, 2014. SM Mexico represented approximately 2% of our total assets at December 31, 2014, and approximately 0% of our net revenues for the year ended December 31, 2014.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2014, of our internal control over financial reporting based on the framework and criteria established in the 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Our independent registered public accounting firm, EisnerAmper LLP, has audited the Company's consolidated financial statements and the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. Their report appears in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2014, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

On February 24, 2015, the Company issued a press release reporting its financial results for the fiscal quarter and fiscal year ended December 31, 2014, a copy of which is attached as Exhibit 99.01 to this Annual Report.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.
PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statements Schedules
See Index to Consolidated Financial Statements included herein.

(b) Exhibits. See the exhibit index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 26, 2015

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

Signature	Title	Date
/S/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	February 26, 2015
Edward R. Rosenfeld
/S/ ARVIND DHARIA	Chief Financial Officer and Chief Accounting Officer	February 26, 2015
Arvind Dharia
/S/ JOHN L. MADDEN	Director	February 26, 2015
John L. Madden
/S/ PETER MIGLIORINI	Director	February 26, 2015
Peter Migliorini
/S/ RICHARD P. RANDALL	Director	February 26, 2015
Richard P. Randall
/S/ RAVI SACHDEV	Director	February 26, 2015
Ravi Sachdev
/S/ THOMAS H. SCHWARTZ	Director	February 26, 2015
Thomas H. Schwartz
/S/ ROSE LYNCH	Director	February 26, 2015
Rose Lynch
/S/ ROBERT SMITH	Director	February 26, 2015
Robert Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steven Madden, Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the Company's December 31, 2014 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded the internal control over financial reporting of Dolce Vita Holdings, Inc. (“Dolce Vita”) and Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V., and Maximus Designer Shoes S.A. de C.V. (together, “SM Mexico”), which were acquired by the Company in August 2014 and December 2014, respectively. Dolce Vita represented approximately 7% of the Company’s consolidated assets and approximately 2% of the Company’s consolidated net revenues as of and for the year ended December 31, 2014. SM Mexico represented approximately 2% of the Company’s consolidated assets and approximately 0% of the Company’s net revenues as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Dolce Vita and SM Mexico.

/s/ EisnerAmper LLP

New York, New York
February 26, 2015

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$81,450	$180,275
Accounts receivable, net of allowances of $2,680 and $2,594	54,778	41,873
Factor accounts receivable, net of allowances of $20,883 and $17,818	139,816	143,550
Inventories	92,677	73,696
Marketable securities – available for sale	31,198	20,591
Prepaid expenses and other current assets	17,131	17,194
Prepaid taxes	11,051	7,199
Deferred taxes	14,125	12,267
Total current assets	442,226	496,645
Notes receivable	1,878	3,171
Note receivable – related party	3,328	3,581
Property and equipment, net	68,905	56,606
Deposits and other	10,036	3,276
Marketable securities – available for sale	90,446	91,267
Goodwill – net	154,759	96,132
Intangibles – net	139,657	129,563
Total Assets	$911,235	$880,241
LIABILITIES
Current liabilities:
Accounts payable	$92,635	$99,126
Accrued expenses	67,828	37,099
Contingent payment liability – current portion	11,455	10,695
Accrued incentive compensation	5,673	7,583
Total current liabilities	177,591	154,503
Contingent payment liability	27,178	24,100
Deferred rent	11,573	9,435
Deferred taxes	24,706	13,224
Other liabilities	658	139
Total Liabilities	241,706	201,401
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 83,491 and 82,941 shares issued, 63,625 and 67,336 shares outstanding	6	7
Additional paid-in capital	275,039	247,858
Retained earnings	783,904	672,044
Accumulated other comprehensive loss	(12,752)	(6,677)
Treasury stock – 19,866 and 15,605 shares at cost	(376,942)	(234,715)
Total Steven Madden, Ltd. stockholders’ equity	669,255	678,517
Non-controlling interests	274	323
Total stockholders’ equity	669,529	678,840
Total Liabilities and Stockholders’ Equity	$911,235	$880,241

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Net sales	$1,334,951	$1,314,223	$1,227,072
Cost of sales	865,951	831,847	771,370
Gross profit	469,000	482,376	455,702

Commission and licensing fee income – net	13,723	15,632	15,395
Operating expenses	(315,081)	(295,223)	(283,689)
Provision for litigation	—	983	(8,432)
Income from operations	167,642	203,768	178,976
Interest income	3,285	4,228	3,067
Interest expense	(211)	(128)	(49)
Other income - net	677	1,083	2,193
Income before provision for income taxes	171,393	208,951	184,187
Provision for income taxes	58,764	75,666	64,623
Net income	112,629	133,285	119,564
Net (income) loss attributable to non-controlling interests	(749)	(1,278)	62
Net income attributable to Steven Madden, Ltd.	$111,880	$132,007	$119,626

Basic net income per share	$1.82	$2.04	$1.85

Diluted net income per share	$1.76	$1.98	$1.81

Basic weighted average common shares outstanding	61,451	64,583	64,529
Effect of dilutive securities – options/restricted stock	2,225	2,253	1,726
Diluted weighted average common shares outstanding	63,676	66,836	66,255

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	2014
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$112,629
Other comprehensive income (loss):
Foreign currency translation adjustment	$(6,238)	$—	(6,238)
Losses on cash flow hedging derivatives	(2,081)	803	(1,278)
Unrealized gain (loss) on marketable securities	2,362	(921)	1,441
Total other comprehensive income (loss)	$(5,957)	$(118)	(6,075)

Comprehensive income			106,554
Comprehensive income attributable to non-controlling interests			(749)
Comprehensive income attributable to Steven Madden, Ltd.			$105,805

	2013
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$133,285
Other comprehensive income (loss):
Foreign currency translation adjustment	$(4,282)	$—	(4,282)
Losses on cash flow hedging derivatives	(622)	252	(370)
Unrealized gain (loss) on marketable securities	(5,685)	2,217	(3,468)
Total other comprehensive income (loss)	$(10,589)	$2,469	(8,120)

Comprehensive income			125,165
Comprehensive income attributable to non-controlling interests			(1,278)
Comprehensive income attributable to Steven Madden, Ltd.			$123,887

	2012
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$119,564
Other comprehensive income (loss):
Foreign currency translation adjustment	$(21)	$—	(21)
Gains on cash flow hedging derivatives	162	(75)	87
Unrealized gain (loss) on marketable securities	1,146	(447)	699
Total other comprehensive income (loss)	$1,287	$(522)	765

Comprehensive income			120,329
Comprehensive income attributable to non-controlling interests			62
Comprehensive income attributable to Steven Madden, Ltd.			$120,391

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands)

	Common Stock		Additional Paid‑in Capital	Retained Earnings
	Shares	Amount
Balance - December 31, 2011	64,508	$5	$186,325	$420,411
Exercise of stock options	874	—	9,271	—
Tax benefit from stock based compensation	—	—	4,608	—
Issuance of restricted stock	3,809	—	—	—
Stock-based compensation	—	—	17,434	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding gain on securities (net of tax of $447)	—	—	—	—
Cash flow hedge (net of tax of $75)	—	—	—	—
Net income	—	—	—	119,626
Balance - December 31, 2012	69,191	5	217,638	540,037
Share repurchases	(3,000)	—	—	—
Exercise of stock options	563	2	5,802	—
Tax benefit from stock based compensation	—	—	4,277	—
Issuance of restricted stock	582	—	—	—
Stock-based compensation	—	—	20,141	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding loss on securities (net of tax benefit of $2,217)	—	—	—	—
Cash flow hedge (net of tax benefit of $252)	—	—	—	—
Distributions to non-controlling interests, net	—	—	—	—
Net income	—	—	—	132,007
Balance - December 31, 2013	67,336	7	247,858	672,044
Share repurchases	(4,261)	(1)	—	—
Exercise of stock options	340	—	4,943	—
Tax benefit from stock based compensation	—	—	2,978	—
Issuance of restricted stock	210	—	—	—
Stock-based compensation	—	—	19,260	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding gain on securities (net of tax expense of $921)	—	—	—	—
Cash flow hedge (net of tax benefit of $803)	—	—	—	—
Distributions to non-controlling interests, net	—	—	—	—
Non-controlling investment in JV	—	—	—	(20)
Net income	—	—	—	111,880
Balance - December 31, 2014	63,625	$6	$275,039	$783,904

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(in thousands)

	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock		Non-controlling interest	Total Stockholders' Equity
		Shares	Amount
Balance - December 31, 2011	$678	12,605	$(132,543)	$(118)	$474,758
Exercise of stock options	—	—	—	—	9,271
Tax benefit from stock based compensation	—	—	—	—	4,608
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,434
Foreign currency translation adjustment	(21)	—	—	—	(21)
Unrealized holding gain on securities (net of tax of $447)	699	—	—	—	699
Cash flow hedge (net of tax of $75)	87	—	—	—	87
Net income	—	—	—	(62)	119,564
Balance - December 31, 2012	1,443	12,605	(132,543)	(180)	626,400
Share repurchases	—	3,000	(102,172)	—	(102,172)
Exercise of stock options	—	—	—	—	5,804
Tax benefit from stock based compensation	—	—	—	—	4,277
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,141
Foreign currency translation adjustment	(4,282)	—	—	—	(4,282)
Unrealized holding loss on securities (net of tax benefit of $2,217)	(3,468)	—	—	—	(3,468)
Cash flow hedge (net of tax benefit of $252)	(370)	—	—	—	(370)
Distributions to non-controlling interests, net	—	—	—	(775)	(775)
Net income	—	—	—	1,278	133,285
Balance - December 31, 2013	(6,677)	15,605	(234,715)	323	678,840
Share repurchases	—	4,261	(142,227)	—	(142,228)
Exercise of stock options	—	—	—	—	4,943
Tax benefit from stock based compensation	—	—	—	—	2,978
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,260
Foreign currency translation adjustment	(6,238)	—	—	—	(6,238)
Unrealized holding gain on securities (net of tax expense of $921)	1,441	—	—	—	1,441
Cash flow hedge (net of tax benefit of $803)	(1,278)	—	—	—	(1,278)
Distributions to non-controlling interests, net	—	—	—	(946)	(946)
Non-controlling investment in JV	—	—	—	148	128
Net income	—	—	—	749	112,629
Balance - December 31, 2014	$(12,752)	19,866	$(376,942)	$274	$669,529

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$112,629	$133,285	$119,564
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	19,260	20,141	17,434
Tax benefit from stock-based compensation	(2,978)	(4,277)	(4,608)
Depreciation and amortization	15,077	12,979	12,642
Loss on disposal of fixed assets	291	905	250
Impairment charges	—	—	5,932
Deferred taxes	2,875	7,106	1,528
Accrued interest on note receivable – related party	(156)	—	509
Notes Receivable - related party	409	—	—
Deferred rent expense and other liabilities	2,769	1,914	1,538
Realized gain (loss) on sale of marketable securities	677	(1,083)	(2,110)
Contingent Liability	(2,139)	—	—
Changes, net of acquisitions, in:
Accounts receivable, net of allowances	(144)	33,672	20,182
Factor accounts receivable, net of allowances	3,734	(51,394)	(31,965)
Inventories	(1,841)	(10,013)	(1,819)
Prepaid expenses, prepaid taxes, deposits and other	(294)	(8,484)	1,557
Accounts payable and accrued expenses	3,777	20,837	11,956
Accrued incentive compensation	(1,910)	(135)	(9,163)
Other liabilities	(61)	—	(86)
Net cash provided by operating activities	151,975	155,453	143,341

Cash flows from investing activities:
Capital expenditures	(18,341)	(20,746)	(20,102)
Purchases of marketable securities	(137,348)	(63,310)	(63,822)
Purchase of notes receivable, net of collections	—	—	(1,562)
Maturity/sale of marketable securities	128,663	43,675	46,447
Acquisitions, net of cash acquired	(81,885)	—	(29,367)
Net cash used in investing activities	(108,911)	(40,381)	(68,406)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,943	5,802	9,271
Tax benefit from the exercise of options	2,978	4,277	4,608
Payment of contingent liability	(8,475)	(11,481)	(22,867)
Notes Receivable	893	—	—
Common stock purchased for treasury	(142,228)	(102,172)	—
Net cash used by financing activities	(141,889)	(103,574)	(8,988)
Net (decrease) increase in cash and cash equivalents	(98,825)	11,498	65,947
Cash and cash equivalents – beginning of year	180,275	168,777	102,830
Cash and cash equivalents – end of year	$81,450	$180,275	$168,777
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$211	$128	$49
Income taxes	$49,829	$57,147	$52,711

See accompanying notes to consolidated financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies

[1]    Organization:

Steven Madden, Ltd. a Delaware corporation, and its subsidiaries, design, source, market and sell name brand and private label women's, men's and children's shoes, worldwide through its wholesale and retail channels under the Steve Madden Women's, Steve Madden Men's, Madden, Madden Girl, Steven, FREEBIRD by Steven, Superga (under license), Dolce Vita and Betsey Johnson brand names and through its wholesale channels under the Stevies and Report brand names. In addition, the Company designs, sources, markets and sells name brand and private label handbags and accessories to customers worldwide through its Wholesale Accessories segment, including the Big Buddha, Betsey Johnson, Betseyville, Cejon, Steve Madden and Steven by Steve Madden accessories brands. Revenue is generated predominantly through the sale of the Company's brand name and private label merchandise and certain licensed products. At December 31, 2014 and 2013, the Company operated 160 (including four e-commerce websites) and 121 (including four e-commerce websites) retail stores, respectively. Revenue is subject to seasonal fluctuations. See Note P for operating segment information.

[2]    Principles of consolidation:

The Consolidated Financial Statements include the accounts of Steven Madden, Ltd. and its wholly-owned subsidiaries Steven Madden Retail, Inc., Diva Acquisition Corp., Adesso Madden, Inc., Stevies, Inc., Daniel M. Friedman and Associates, Inc., Big Buddha, Inc., the Topline Corporation, Cejon, Inc., SML Holdings S.a.r.l., SML Canada Acquisition Corp., Madden International Ltd., DMF International Ltd., Asean Corporation Ltd., Dolce Vita Holdings, Inc., Trendy Imports S.A de C.V., Comercial Diecesiette S.A. de C.V., Maximus Designer Shoes S.A. de C.V., BA Brand Holdings LLC and BAI Holding, LLC (collectively the "Company"). The accounts of Mad Love LLC, a joint venture in which the Company is the majority owner, and Dexascope Proprietary Ltd.. a joint venture in South Africa in which the Company is the majority owner, are included in the Consolidated Financial Statements with the other members' interests reflected in “Net (income) loss attributable to non-controlling interests” in the Consolidated Statements of Income and “Non-controlling interests” in the Consolidated Balance Sheets. All significant intercompany balances and transactions have been eliminated. Certain adjustments were made to prior years' amounts to conform to the 2014 presentation.

[3]    Use of Estimates:

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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

[4]    Cash equivalents:

Cash equivalents at December 31, 2014 and 2013 amounted to approximately $2,280 and $102,247, respectively, and consisted of money market accounts held primarily at four brokerage companies. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)
[5]    Marketable securities:

Marketable securities consist of corporate bonds, certificates of deposit and equities. The corporate bonds and certificates of deposit have maturities greater than three months and up to ten years at the time of purchase. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses net of any tax effect reported in stockholders' equity as accumulated other comprehensive income (loss) until realized. Amortization of premiums and discounts is included in interest income. For the years ended December 31, 2014 and 2013, the amortization of bond premiums was $558 and $661, respectively. The schedule of maturities at December 31, 2014 and 2013 are as follows:

	Maturities as of December 31, 2014		Maturities as of December 31, 2013
	1 Year or Less	1 to 10 Years	1 Year or Less	1 to 10 Years
Corporate bonds	$11,363	$90,446	$4,078	$82,888
Certificates of deposit	19,835	—	16,513	8,379
Total	$31,198	$90,446	$20,591	$91,267

For the year ended December 31, 2014, losses of $677 were reclassified from Accumulated Other Comprehensive Income and recognized in the Consolidated Statements of Income in Other Income as compared to gains of $1,083 for the year ended December 31, 2013.

[6]    Inventories:

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or market.

[7]    Property and equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed utilizing the straight-line method based on estimated useful lives ranging from three to ten years. Leasehold improvements are amortized utilizing the straight-line method over the shorter of their estimated useful lives or the remaining lease term. Impairment losses are recognized for long-lived assets, including definite-lived intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

[8]    Goodwill and intangible assets:

The Company's goodwill and indefinite lived intangible assets are not amortized, rather they are tested for impairment on an annual basis or more often if events or circumstances change that could cause these assets to become impaired. The Company completed its annual impairment tests on goodwill and intangible assets during the third quarter of 2014 and no impairments were recognized. Goodwill and indefinite-lived intangible assets are assessed for impairment using either a qualitative or quantitative approach. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include historical financial performance, macroeconomic and industry conditions and legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
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

[9]    Net Income Per Share of Common Stock:

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted stock subject to forfeiture. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase back shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the years ended December 31, 2014, 2013 and 2012, options to purchase approximately 290,000, 15,000 and 99,000 shares of common stock, respectively, have been excluded in the calculation of diluted income per share as the result would have been anti-dilutive. For the years ended December 31, 2014, 2013 and 2012, all unvested restricted stock awards were dilutive.

[10]    Comprehensive Income:

Comprehensive income is the total of net earnings and all other non-owner changes in equity. Comprehensive income for the Company includes net income, foreign currency translation adjustments, cash flow hedging and unrealized gains and losses on marketable securities. The accumulated balances for each component of other comprehensive loss attributable to the Company are as follows:

	2014	2013
Currency translation adjustment	$(10,469)	$(3,310)
Cash flow hedges, net of tax	(1,561)	(283)
Unrealized loss on securities, net of tax	(722)	(3,084)
Accumulated other comprehensive loss	$(12,752)	$(6,677)

[11]    Advertising costs:

The Company expenses costs of print, radio and billboard advertisements as incurred. Advertising expense included in operating expenses amounted to approximately $13,872 in 2014, $11,529 in 2013 and $9,783 in 2012.

[12]    Revenue Recognition:

The Company recognizes revenue on wholesale sales when (i) products are shipped pursuant to its standard terms, which are freight on board (“FOB”) Company warehouse, or when products are delivered to the consolidators, or any other destination, as per the terms of the customers’ purchase order, (ii) persuasive evidence of an arrangement exists, (iii) the price is fixed and determinable and (iv) collection is reasonably assured. Sales reductions on wholesale sales for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. With the exception of our cold weather accessories business, we do not accept returns from our wholesale customers unless there are product quality issues, which we charge back to the vendors. Sales of cold weather accessories to wholesale customers are recorded net of returns, which are estimated based on historical experience. Such amounts have historically not been material. Retail sales are recognized when the payment is received from customers and are recorded net of estimated returns. The Company generates commission income acting as a buying agent by arranging to manufacture private label shoes to the

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)

specifications of its customers. The Company’s commission revenue also includes fees charged for its design, product and development services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development fees are recognized as earned when title to the product transfers from the manufacturer to the customer and collections are reasonably assured and are reported on a net basis after deducting related operating expenses.

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
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)
[16]    Warehouse and shipping costs:

The Company includes all warehouse and distribution costs for the Wholesale segment in the Operating Expenses line on the Consolidated Statements of Income. For the years ended December 31, 2014, 2013 and 2012, the total warehouse and distribution costs included in Operating Expenses were $15,646, $14,887 and $14,140 respectively. Since the Company's standard terms of sales are “FOB Steve Madden warehouse,” the Company's wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the Operating Expense line in the Consolidated Statements of Income.

[17]    Employee benefit plan:

The Company maintains a tax-qualified 401(k) plan which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company made discretionary matching contributions of 50% of employees' contributions up to a maximum of 6% of employees' compensation which vest to the employees over a period of time. Total matching contributions to the plan for 2014, 2013 and 2012 were approximately $1,286, $1,259 and $1,206, respectively.

[18]    Derivative Instruments:

The Company uses derivative instruments to manage its exposure to cash-flow variability from foreign currency risk. Derivatives are carried on the balance sheet at fair value and included in prepaid expenses and other current assets or accrued expenses. The Company applies cash flow hedge accounting for its derivative instruments. Net derivative gains and losses attributable to derivatives subject to cash flow hedge accounting reside in accumulated other comprehensive income (loss) and will be reclassified to earnings in future periods as the economic transactions to which the derivatives relate affect earnings. See Note L - Derivative Instruments.

[19]    Income Taxes:

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

[20]    Share-based Compensation:

The Company recognizes expense related to share-based payment transactions in which it receives employee services in exchange for equity instruments of the Company. Share-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Share-based compensation cost for stock options is measured at the grant date, based on the fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, estimated expected life and interest rates. The Company recognizes share-based compensation cost over the award’s requisite service period on a straight-line basis. The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Stockholders' Equity if an incremental tax benefit is realized. See Note I - Stock Based Compensation.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note B – Acquisitions

Blondo

Subsequent to year end, on January 23, 2015 the Company acquired the trademarks and other intellectual property and related assets of Blondo, a fashion-oriented footwear brand specializing in waterproof leather boots, from Regence Footwear Inc. and 3074153 Canada Inc. for a purchase price of approximately $9,129.

SM Mexico

On December 30, 2014, the Company purchased all of the outstanding capital stock of Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V., and Maximus Designer Shoes S.A. de C.V. (together, “SM Mexico”). SM Mexico is a division of Grupo Dicanco, which has been the exclusive distributor of the Company's products in Mexico since 2005. The total purchase price for the acquisition was approximately $25,172, which is subject to a working capital adjustment. The total purchase price includes a cash payment at closing of $15,336, plus potential earn-out payments based on the achievement of certain earnings targets for each of the twelve month periods ending December 31, 2015 and 2016. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of SM Mexico during the earn-out period. At December 31, 2014, the Company estimated the fair value of the contingent consideration to be $9,836.

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of SM Mexico were recorded at their fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, which are subject to change. The purchase price has been preliminarily allocated as follows:

Accounts Receivable	$890
Inventory	4,760
Fixed assets	1,525
Other assets	4,065
Accounts payable	(4,144)
Deposits & other	(1,241)
Total fair value excluding goodwill	5,855
Goodwill	19,317

Net assets acquired	$25,172

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

Dolce Vita

On August 13, 2014, the Company purchased all of the outstanding capital stock of Dolce Vita Holdings, Inc., a Washington corporation (“Dolce Vita”). The total purchase price for the acquisition was approximately $62,146 which included a cash payment at closing of $56,872, plus an estimated working capital adjustment of $658 and potential earn-out payments based on achievement of certain earnings targets for each of the twelve month periods ending on September 30, 2015 and 2016 provided that the aggregate minimum earn-out payment for such two year earn-out period shall be no less than $5,000. The fair value of the contingent payments

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note B – Acquisitions (continued)

was estimated using the present value of management's projections of the financial results of Dolce Vita during the earn-out period. At December 31, 2014, the Company estimated the fair value of the contingent consideration to be $4,616.

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

Cash	$1,481
Accounts receivable	11,872
Inventory	11,498
Fixed assets	2,019
Trade name	12,200
Prepaid and other assets	1,289
Accounts payable	(13,569)
Accrued expenses	(2,500)
Other liabilities	(1,355)
Total fair value excluding goodwill	22,935
Goodwill	39,211

Net assets acquired	$62,146

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

The unaudited pro forma consolidated revenues and earnings relating to the Dolce Vita and SM Mexico acquisitions for the years ended December 31, 2014 and 2013 have not been presented as it is impracticable to provide due to lack of information from the sellers.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note C – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal in amounts of up to 85% of the aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon either the prime rate or LIBOR. As of December 31, 2014, no borrowings or letters of credit were outstanding. The Company also pays a fee based on a percentage of the gross invoice amount submitted to Rosenthal. Originally the fee was 0.275% of the gross invoice amount but, on July 10, 2012, the agreement was amended to reduce the fee to 0.25% of the gross invoice amount. On December 8, 2014, the fee was further reduced to 0.20% effective January 1, 2015. With respect to receivables related to the Company's private label business, the fee is 0.14% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it. To the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations. Rosenthal services the collection of the Company's accounts receivable. Funds collected by Rosenthal are applied against advances owed to Rosenthal (if any), and the balance is due and payable to the Company, net of any fees. The allowance against “factor receivables” is a projected provision based on certain formulas and prior approvals for markdowns, allowances, discounts, advertising and other deductions that customers may deduct against their payments.

Note D – Notes Receivable
As of December 31, 2014 and 2013, Notes Receivable were comprised of the following:

	December 31, 2014	December 31, 2013
Due from seller of SM Canada (see below)	$1,878	$3,171
On February 21, 2012, the Company purchased all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, “SM Canada”), the Company’s sole distributor in Canada since 1994, comprising SM Canada’s footwear, handbags and accessories wholesale and retail businesses. The transaction was completed for cash consideration of approximately $26,686, net of a working capital adjustment of $2,681, plus potential earn-out payments of up to a maximum of $38,000 Canadian dollars (which converted to approximately $37,327 U.S. dollars at the time of acquisition), in the aggregate, based on achievement of certain earnings targets for each of the 12-month periods ending on March 31, 2013 through 2017, inclusive. In connection with the acquisition, the Company provided an interest free loan to the seller of SM Canada in the principal amount of $3,107 Canadian dollars ($3,171 in U.S. dollars) pursuant to a promissory note. The note is payable in five annual installments due on the dates the five annual earn-out payments are paid. The first payment of principal was made subsequent to the year ended December 31, 2013 in January 2014. The second payment was made during the fourth quarter of 2014. To the extent the contingent consideration related to the earn-out is not achieved, the repayment terms of the note may result in less than the entire principal amount of the loan being paid. In such event, the unpaid principal amount of the note will be forgiven. The note was recorded net of the imputed interest, which will be amortized to income over the term of the note.
Note E – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock, which common stock he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and the maturity date to June 30, 2015 at which time all

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note E – Note Receivable – Related Party (continued)
principal and accrued interest would become due. On January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the note was again amended and restated (the “Third Amended and Restated Note”) to extend the maturity date to December 31, 2023 and eliminate the accrual of interest after December 31, 2011. In addition, the Third Amended and Restated Note provides that, commencing on December 31, 2014, and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company, provided that Mr. Madden continues to be employed by the Company on each such December 31. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Consolidated Financial Statements. Due to the three-for-two stock split of the Company's common stock effected on May 3, 2010, the number of shares of the Company's common stock securing the loan increased from 510,000 shares to 765,000 shares. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest 555,000 shares of the Company’s common stock, retaining 210,000 shares with a total market value on that date of $6,798, as collateral for the loan. Additionally, pursuant to the three-for-two stock split of the Company's common stock effected on May 31, 2011, the number of shares of the Company's common stock securing the repayment of the loan increased from 210,000 shares to 315,000 shares and pursuant to the three-for-two stock split of the Company's common stock effected on October 1, 2013, the number of shares of the Company's common stock securing the repayment of the loan has increased from 315,000 shares to 472,500 shares. On December 31, 2014, the total market value of these shares was $15,040. Pursuant to the elimination of further interest accumulation under the Third Amended and Restated Note, the outstanding principal amount of the loan and the accrued interest as of December 31, 2014 and 2013 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan. On December 31, 2014, the Company also recorded a charge in the amount of $409 to write-off the required one-tenth of the principal amount of the Third Amended and Restated Note, which was partially offset by $156 of accrued interest.
Note F – Fair Value Measurement
The accounting guidance under Accounting Standards Codification “Fair Value Measurements and Disclosures” (“ASC 820-10”) provides guidance for disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities, subject to fair value measurements, as of December 31, 2014 and 2013 are as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note F – Fair Value Measurement (continued)

		December 31, 2014
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,280	$2,280	$—	$—
Current marketable securities – available for sale (a)	31,198	31,198	—	—
Note receivable – related party (b)	3,328	—	—	3,328
Note receivable – Seller of SM Canada (c)	1,878	—	—	1,878
Long-term marketable securities – available for sale (d)	90,446	90,446	—	—
Total assets	$129,130	$123,924	$—	$5,206
Liabilities:
Forward contracts	$2,334	$—	$2,334	$—
Contingent consideration (e)	38,633	—	—	38,633
Total liabilities	$40,967	$—	$2,334	$38,633
(a) Current marketable securities includes unrealized gains of $1 and unrealized losses of $145.
(b) The decrease in the balance of the note receivable from related party is due to one-tenth forgiveness of $409 partially offset by accrued interest income of $156.
(c) The decrease in the balance of the note receivable from seller of SM Canada is due to principal payments of $893 and $400 in foreign currency translation.
(d) Long-term marketable securities includes unrealized gains of $11 and unrealized losses of $589.
(e) The change in the contingent consideration is due to decreases related to an earn-out payment of $3,315 during the second quarter of 2014 to the seller of SM Canada, an earn-out payment of $5,160 during the third quarter of 2014 to the seller of Cejon and a decrease of $2,139 due to a change in estimate of expected payments. These were offset by the addition of earn-out payments to the seller of Dolce Vita of $4,616 and SM Mexico of $9,836.

		December 31, 2013
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$102,247	$102,247	$—	$—
Current marketable securities – available for sale (a)	20,591	20,591	—	—
Note receivable – related party	3,581	—	—	3,581
Note receivable – SM Canada	3,171	—	—	3,171
Long-term marketable securities – available for sale (b)	91,267	91,267	—	—
Total assets	$220,857	$214,105	$—	$6,752
Liabilities:
Forward contracts	$460	$—	$460	$—
Contingent consideration	34,795	—	—	34,795
Total liabilities	$35,255	$—	$460	$34,795
(a) Current marketable securities includes unrealized gains of $59.
(b) Long-term marketable securities includes unrealized gains of $1,387 and unrealized losses of $4,530.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note F – Fair Value Measurement (continued)

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. Fair value of these instruments are based on observable market transactions of spot and forward rates.
For the note receivable due from related party (see Note E) and due from the sellers of SM Canada (see Note D), the carrying value was determined to be the fair value, based upon their actual interest rates, which approximate current market interest rates.

The Company has recorded a liability for potential contingent consideration in connection with the December 30, 2014 acquisition of SM Mexico (see Note B). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Mexico, earn-out payments will be due annually to the seller of SM Mexico based on the financial performance of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of SM Mexico during the earn-out period.

The Company has recorded a liability for potential contingent consideration in connection with the August 13, 2014 acquisition of Dolce Vita (see Note B). Pursuant to the terms of an earn-out agreement between the Company and the seller of Dolce Vita, earn-out payments will be due annually to the seller of Dolce Vita based on the financial performance of Dolce Vita for each of the twelve-month periods ending on September 30, 2015 and 2016, inclusive, provided that the aggregate minimum earn-out payment shall be no less than $5,000. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Dolce Vita during the earn-out period.

The Company has recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of SM Canada. Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada, earn-out payments will be due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the 12-month periods ending on March 31, 2013 through 2017, inclusive. The earn-out payment of $3,315 for the period ended March 31, 2014 was paid in the second quarter of 2014. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period.

The Company has recorded a liability for potential contingent consideration in connection with the May 25, 2011 acquisition of Cejon. Pursuant to the terms of an earn-out agreement between the Company and the sellers of Cejon, earn-out payments will be made annually to the sellers of Cejon, based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The earn-out payment of $5,160 for the period ended June 30, 2014 was paid in the third quarter of 2014. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period.

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

The carrying value of certain financial instruments such as accounts receivable, factor accounts receivable and accounts payable approximates their fair values due to the short-term nature of their underlying terms. The fair values of investment in marketable securities available for sale are determined by reference to publicly quoted prices in an active market. Fair value of the notes receivable held by the Company approximates their carrying value based upon their imputed or actual interest rate, which approximates applicable current market interest rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note G - Property and Equipment
The major classes of assets and total accumulated depreciation and amortization are as follows:

	December 31,
	2014	2013
Land and building	$767	$767
Leasehold improvements	74,267	62,087
Machinery and equipment	8,071	5,727
Furniture and fixtures	7,257	6,498
Computer equipment	42,177	38,664
	132,539	113,743
Less accumulated depreciation and amortization	(63,634)	(57,137)
Property and equipment - net	$68,905	$56,606

Depreciation and amortization expense related to property and equipment included in operating expenses amounted to approximately $8,377 in 2014, $8,858 in 2013 and $8,501 in 2012.
Note H – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of December 31, 2014 and 2013:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount
Balance at January 1, 2013	$36,390	$49,324	$5,845	$91,559
Purchase accounting adjustment - Canada	1,686	—	3,496	5,182
Translation and other	(485)	—	(124)	(609)
Balance at December 31, 2013	37,591	49,324	9,217	96,132
Acquisition of Dolce Vita	39,211	—	—	39,211
Acquisition of SM Mexico	10,732	—	8,585	19,317
Translation and other	103	—	(4)	99
Balance at December 31, 2014	$87,637	$49,324	$17,798	$154,759

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note H – Goodwill and Intangible Assets (continued)

The following table details identifiable intangible assets as of December 31, 2014 and 2013:

	2014
	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Net Carrying Amount
Trade names	6–10 years	$4,590	$2,494	$2,096
Customer relationships	10 years	27,339	13,205	14,134
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	2,440	2,159	281
Other	3 years	14	14	—
		39,983	23,472	16,511
Re-acquired right	indefinite	35,200	5,192	30,008
Trade names	indefinite	93,138	—	93,138
		$168,321	$28,664	$139,657
(1) Includes the effect of foreign currency translation related primarily to the changes in the Canadian dollar in relation to the U.S. dollar.
	2013
	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Net Carrying Amount
Trade names	6–10 years	$4,590	$2,059	$2,531
Customer relationships	10 years	27,339	10,424	16,915
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	2,440	1,853	587
Other	3 years	14	14	—
		39,983	19,950	20,033
Re-acquired right	indefinite	35,200	2,558	32,642
Trade names	indefinite	76,888	—	76,888
		$152,071	$22,508	$129,563
(1) Includes the effect of foreign currency translation related primarily to the changes in the Canadian dollar in relation to the U.S. dollar.

The amortization of intangible assets amounted to $3,380 for 2014, $3,459 for 2013 and $3,305 for 2012 and is included in operating expenses on the Company's Consolidated Statements of Income. The estimated future amortization expense of purchased intangibles for the next five years is as follows:

2015	$3,023
2016	2,725
2017	2,490
2018	2,351
2019	2,276
Thereafter	3,646
Total	$16,511

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note I – Stock-Based Compensation

In March 2006, the Board of Directors of the Company approved the Steven Madden, Ltd. 2006 Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The Company's stockholders approved the Plan on May 26, 2006. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan from 4,050,000 to 5,231,250. On May 22, 2009, the stockholders approved a second amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 13,716,000. On May 25, 2012, the stockholders approved a third amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 23,466,000. The following table summarizes the number of shares of common stock authorized for use under the Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the Plan and the number of shares of common stock available for the grant of stock-based awards under the Plan:

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(18,871,508)
Common stock available for grant of stock-based awards as of December 31, 2014	4,594,492

In accordance with accounting guidance relating to stock-based compensation, the Company records compensation for all awards to employees based on the fair value of options and restricted stock on the date of grant. Equity-based compensation is included in operating expenses on the Company's Consolidated Statements of Income. For the years ended December 31, 2014, 2013 and 2012, total equity-based compensation was as follows:

	Years Ended December 31,
	2014	2013	2012
Restricted stock	$15,007	$15,097	$11,622
Stock options	4,253	5,044	5,812
Total	$19,260	$20,141	$17,434

The Company classifies cash flows resulting from the tax benefits from tax deductions in excess of the compensation costs recognized for those options (tax benefits) as financing cash flows. For the years ended December 31, 2014, 2013 and 2012, the Company realized a tax benefit from stock-based compensation of $2,978, $4,277 and $4,608, respectively.

Stock Options

The total intrinsic value of options exercised during 2014, 2013 and 2012 amounted to $6,351, $8,016 and $15,386 respectively. During the years ended December 31, 2014, 2013 and 2012, 537,276 options with a weighted average exercise price of $21.19, 1,061,513 options with a weighted average exercise price of $12.91 and 1,243,500 options with a weighted average exercise price of $12.77 vested, respectively. As of December 31, 2014, there were unvested options relating to 1,075,325 shares of common stock with a total of $7,520 of unrecognized compensation cost and an average vesting period of 2.7 years.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note I – Stock-Based Compensation (continued)

	2014	2013	2012
Volatility	27% to 32%	31% to 45%	40% to 47%
Risk-free interest rate	1.06% to 1.80%	0.37% to 1.38%	0.47% to 0.87%
Expected life in years	3 to 5	4 to 5	3 to 5
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value	$9.90	$10.21	$9.43

Activity relating to stock options granted under the Company’s plans and outside the plans during the three years ended December 31, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	4,054,500	$11.86
Granted	354,000	27.09
Exercised	(874,500)	10.61
Cancelled/Forfeited	(130,500)	13.40
Outstanding at December 31, 2012	3,403,500	13.71
Granted	584,000	30.03
Exercised	(563,000)	10.28
Cancelled/Forfeited	(51,500)	22.32
Outstanding at December 31, 2013	3,373,000	17.01
Granted	489,500	34.69
Exercised	(340,000)	14.57
Cancelled/Forfeited	(94,500)	28.77
Outstanding at December 31, 2014	3,428,000	$19.48	3.0 years	$43,999
Exercisable at December 31, 2014	2,353,000	$14.51	2.1 years	$40,811

The following table summarizes information about stock options at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.65 to $8.72	1,000,000	0.8	$5.61	1,000,000	$5.61
$9.50 to $14.99	95,000	2.2	13.87	76,000	13.70
$15.29 to $20.86	769,000	2.4	17.08	645,000	16.84
$21.17 to $26.95	431,000	3.7	24.54	415,000	24.59
$27.03 to $38.96	1,133,000	5.3	31.90	217,000	29.66
	3,428,000	3.0	$19.48	2,353,000	$14.51

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note I – Stock-Based Compensation (continued)

Restricted Stock

The following table summarizes restricted stock activity during the three years ended December 31, 2014:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2012	1,006,500	$16.96
Granted	3,670,500	24.23
Vested	(340,500)	16.33
Forfeited	(3,000)	25.40
Outstanding at December 31, 2012	4,333,500	23.16
Granted	434,000	29.21
Vested	(473,500)	19.65
Forfeited	(37,000)	18.82
Outstanding at December 31, 2013	4,257,000	24.24
Granted	182,000	34.88
Vested	(345,000)	24.11
Forfeited	(27,000)	29.34
Outstanding at December 31, 2014	4,067,000	$24.69

As of December 31, 2014, there was $77,484 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 7.9 years.

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. The fair value of the restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $8,317, $9,306 and $5,553, respectively.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note K - Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. On April 29, 2014, the Board of Directors approved the continuation of the Company's Share Repurchase Program for up to $150,000 in repurchases of the Company's common stock which includes amounts remaining under the prior authorization. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the twelve months ended December 31, 2014, an aggregate of 4,260,868 shares of the Company's common stock was repurchased, in the open market, under the Share Repurchase Program, at an average price per share of $33.38, for an aggregate purchase price of approximately $142,228. As of December 31, 2014, approximately $49,764 remained available for future repurchases under the Share Repurchase Program. Subsequent to the year ended December 31, 2014, on February 20, 2015, the Board of Directors approved the extension of the Share Repurchase Program for an additional $150,000 in repurchases of the Company's common stock.
Note L - Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. The foreign exchange contracts will be used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory from Mexico and are designated as cash flow hedging instruments. The Company enters into forward contracts with terms of no more than two years. As of December 31, 2014, the fair value of the Company's foreign currency derivatives, which is included on the Consolidated Balance Sheet in accrued expenses, is $2,334. As of December 31, 2014, $1,561 of losses related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of December 31, 2013, the fair value of the Company's foreign currency derivatives, which is included on the Consolidated Balance Sheet in prepaid expenses and other current assets, was $460. As of December 31, 2013, $283 of losses related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of December 31, 2014 and 2013, none of the Company's hedging activities were considered ineffective and thus no gains and losses relating to ineffectiveness on its hedging activities were recognized in the Consolidated Statements of Income. For the year ended December 31, 2014 losses of $81 were reclassified from accumulated other comprehensive income and recognized in the Consolidated Statements of Income in cost of sales as compared to gains of $656 for the year ended December 31, 2013.

Note M - Operating Leases

The Company leases office, showroom, warehouse and retail facilities under noncancelable operating leases with terms expiring at various times through 2023. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

2015	$36,797
2016	49,049
2017	34,290
2018	30,862
2019	27,880
Thereafter	78,895
Total	$257,773

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes. Rent expense for the years ended December 31, 2014, 2013 and 2012 was approximately $43,608, $38,527 and $33,073, respectively. Included in such amounts are contingent rents of $84, $140 and $169 in 2014, 2013 and 2012, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note M - Operating Leases (continued)

Rent expense is calculated by amortizing total base rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

Note N - Income Taxes

The components of income before income taxes are as follows:

	2014	2013	2012
Domestic	$85,988	$125,772	$123,691
Foreign	85,405	83,179	60,496
	$171,393	$208,951	$184,187

The income tax provision (benefit) consists of the following:

	2014	2013	2012
Current:
Federal	$29,933	$41,334	$41,280
State and local	4,244	11,265	10,319
Foreign	15,167	14,385	11,035
	49,344	66,984	62,634
Deferred:
Federal	10,229	8,815	2,272
State and local	(2,014)	(667)	(396)
Foreign	1,205	534	113
	9,420	8,682	1,989
	$58,764	$75,666	$64,623

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

	December 31,
	2014	2013	2012
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
Effects of foreign operations	(2.7)	(1.7)	(3.3)
State and local income taxes - net of federal income tax benefit	1.1	3	3.4
Nondeductible items	0.2	0.1	0.1
Valuation allowance (reversal)	(0.1)	—	(0.3)
Other	0.8	(0.2)	0.2
Effective rate	34.3%	36.2%	35.1%

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
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note N - Income Taxes (continued)

In accordance with accounting guidance, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as income tax expense on the Consolidated Statements of Income. The Company determines the amount of interest expense to be recognized by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken on a tax return. The Company's tax years 2011 through 2014 remain open to examination by most taxing authorities. The Company has no unrecognized tax benefits recorded as of December 31, 2014 and 2013.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Current deferred tax assets (liabilities):
Receivable allowances	$8,663	$8,024
Inventory	2,119	1,932
Unrealized (gain) loss	955	(23)
Accrued expenses	798	499
Other	1,590	1,835
Gross current deferred tax asset	14,125	12,267

Non-current deferred tax assets (liabilities):
Depreciation and amortization	(10,122)	(5,033)
Deferred compensation	14,146	10,827
Unremitted earnings of foreign subsidiaries	(29,268)	(20,748)
Deferred rent	4,134	3,741
Amortization of goodwill	(3,858)	(3,293)
Unrealized loss (gain)	222	1,226
Other	40	56
	(24,706)	(13,224)
Net deferred tax (liabilities) assets	$(10,581)	$(957)

The Company's consolidated financial statements provide for any related tax liability on amounts that may be repatriated from foreign operations, aside from undistributed earnings of certain of the Company's foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. The deferred tax liability of $29,268 and $20,748 for the years ended December 31, 2014 and 2013, respectively, reflects the amounts that may be repatriated from foreign operations. The total amount of indefinitely reinvested earnings of foreign subsidiaries as of December 31, 2014 and 2013 was $64,147 and $42,750, respectively. Accordingly, no provision has been made for United States income taxes that may become payable if those undistributed earnings of foreign subsidiaries are paid as dividends. If such amounts were not indefinitely reinvested, the Company would incur approximately $11,867 in taxes that were not previously provided for in our consolidated statements of income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
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
On November 21, 2011, U.S. Customs issued a pre-penalty notice to the Company in which it alleges that gross negligence by the Company resulted in an underpayment of duties with respect to certain pre-2002 buying agreements and claims that the Company owes $342 as an additional duty and $1,367 in monetary penalties. In its February 16, 2012 response to the pre-penalty notice, the Company submitted that it owes no additional duty and, further, did not through negligence or gross negligence fail to pay any duty or engage in conduct amounting to either gross negligence or negligence. The Company requested that U.S. Customs withdraw its proposal to issue a notice of penalty and take no further adverse action against the Company. In the event that U.S. Customs is not inclined to withdraw the pre-penalty notice after review of the Company’s response, the Company has requested the opportunity to make an oral presentation to U.S. Customs prior to the issuance of a notice of penalty. On June 26, 2014, the Company’s counsel met with U.S. Customs officials and, following the meeting, counsel submitted to U.S Customs a letter and the Company’s check in the amount of $342, representing the Company’s Offer in Compromise of the proposed government claim. In the event that U.S. Customs determines to issue a notice of penalty, the Company intends to file a petition for relief requesting a reduction of the level of culpability and mitigation of the penalty amount assessed. The maximum total amount of damages, including penalty, related to this matter is approximately $1,700 for which the Company has accrued $1,248.

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

[2]    Employment agreements:

Robert Schmertz. The Company and Robert Schmertz, the Company’s Brand Director, are currently negotiating the terms of an employment agreement to replace Mr. Schmertz’s employment agreement that expired at the end of 2014. Pursuant to the terms of the expired employment agreement, which was effective from January 1, 2013 until December 31, 2014, Mr. Schmertz received an annual salary of $725 in 2014. Pursuant to the expired employment agreement, on January 4, 2013, Mr. Schmertz received a grant of 25,000 shares of the Company's common stock subject to certain restrictions. The restricted shares were issued under the Company's 2006 Stock Incentive Plan, as amended, and will

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note O – Commitments, Contingencies and Other (continued)

vest in five substantially equal annual installments over five years commencing on the first anniversary of the date of the grant.

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

Steven Madden. On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden's existing employment agreement with the Company (the “Amended Madden Agreement”). The Amended Madden Agreement, which extends the term of Mr. Madden's employment through December 31, 2023, provides for an annual base salary of approximately $9,667 in 2014, approximately $11,917 in 2015 and approximately $10,698 in 2016 and in each year thereafter through the end of the term of employment. Effective in 2012, the Amended Madden Agreement eliminates the annual cash bonuses payable to Mr. Madden based on EBITDA and the annual cash bonus in relation to new business contained in Mr. Madden's previously existing employment agreement and provides that all future cash bonuses will be at the sole discretion of the Company's Board of Directors. Further, the Amended Madden Agreement eliminates the annual non-accountable expense allowance of up to $200 provided to Mr. Madden under the previously existing employment agreement. Pursuant to the Amended Madden Agreement, on February 8, 2012, Mr. Madden was granted 1,463,056 restricted shares of the Company's common stock valued at approximately $40,000, which will vest in equal annual installments over seven years commencing on December 31, 2017 through December 31, 2023, subject to Mr. Madden's continued employment with the Company on each such vesting date. Pursuant to the Amended Madden Agreement, on June 30, 2012, Mr. Madden exercised his right to receive an additional restricted stock award and, on July 3, 2012, was granted 1,893,342 restricted shares of the Company's common stock, which will vest in the same manner as the February 8, 2012 grant. As consideration for the additional restricted stock grant, Mr. Madden's annual base salary in years subsequent to 2012 have been reduced as follows: approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 in 2016 and in each year thereafter through the end of the term of employment. In addition to the opportunity for discretionary cash bonuses, the Amended Madden Agreement entitles Mr. Madden to an annual life insurance premium reimbursement of up to $200, as well as an annual stock option grant and the potential for an additional one-time stock option grant based upon achievement of certain financial performance criteria. The Amended Madden Agreement also provides for the elimination of interest accrued after December 31, 2011 on an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden, the extension of the maturity date of such loan until December 31, 2023, and the forgiveness of 1/10th of the principal amount of the loan, together with accrued interest, annually over a ten-year period commencing on December 31, 2014 for so long as Mr. Madden continues to be employed by the Company on each such December 31st.
Arvind Dharia. On February 2, 2015, the Company and its Chief Financial Officer, Arvind Dharia, entered into an amendment of Mr. Dharia's existing employment agreement. The amendment, among other things, extends the term of Mr. Dharia's employment agreement until December 31, 2017 and increases his annual base salary to $582 effective January 1, 2015 through the remainder of the term. Pursuant to the amendment, on February 2, 2015, Mr. Dharia received a restricted stock award for 15,000 restricted shares of the Company's common stock, which will vest in substantially equal annual installments over a five-year period commencing on February 2, 2016 through February 2, 2020. The agreement, as amended, provides for an annual bonus to Mr. Dharia at the discretion of the Board of Directors.

Amelia Newton Varela. Effective January 1, 2014, the Company entered into a new employment agreement with Amelia Newton Varela, the Company's Executive Vice President of Wholesale, to replace an existing employment agreement that expired at the end of 2013. The new agreement, which expires on December 31, 2016 provides for an annual salary

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
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

Awadhesh Sinha. Effective January 1, 2014, the Company entered into a new employment agreement with Awadhesh Sinha, the Company's Chief Operating Officer, to replace an existing employment agreement that expired at the end of 2013. The new agreement, which remains in effect until December 31, 2016 provides for an annual salary of $600, $630, and $661 for the three years ended December 31, 2014, 2015, and 2016 and provides the opportunity for annual cash and share based incentive bonuses. In addition, on January 15, 2014, Mr. Sinha received a grant of 29,886 shares of restricted common stock, which will vest in equal annual installments over a three-year period on each of December 15, 2014, December 15, 2015, and December 15, 2016.
[3]    Letters of credit:
At December 31, 2014, the Company had open letters of credit for the purchase of imported merchandise of approximately $814.
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
In September 2009, the Company entered into a license agreement with Dualstar Entertainment Group, LLC, under which the Company has the right to use the Olsenboye® trademark in connection with the marketing and sale of footwear and accessories. The agreement required the Company to make royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets were not achieved. The initial term of the agreement, which expired on December 31, 2011, was extended until December 31, 2015. During 2014, the Company discontinued sales of the Olsenboye brand. The license agreement between the Company and Dualstar Entertainment Group LLC has been terminated and is of no further force or effect.
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
On July 1, 2008, the Company entered into a license agreement with Jones Investment Co. Inc., under which the Company has the right to use the l.e.i.® trademark in connection with the sale and marketing of women's footwear exclusively to Wal-Mart. The agreement required the Company to pay the licensor a royalty and advertising payments equal to a percentage of net sales and a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. The initial term of this agreement, which expired on December 31, 2011, was renewed for an additional three-year term, which expired on December 31, 2014.

Future minimum royalty payments are $675 for 2015, $2,000 for 2016 through 2017, $2,000 for 2018 through 2019 and $3,000 for 2020 and after. Royalty expenses are included in the “cost of goods sold” section of the Company's Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note O – Commitments, Contingencies and Other (continued)

[5]    Related Party Transactions:
On February 23, 2012, the Company entered into an agreement (the "2012 Consulting Agreement") with JLM Consultants, Inc., a company wholly-owned by John Madden, one of the Company's directors and the brother of Steven Madden, the Company's founder and Creative and Design Chief, which replaced an earlier consulting agreement (the "2004 Consulting Agreement") between the Company and JLM Consultants, Inc. that had expired by its terms on December 31, 2005 but under which JLM Consultants, Inc. had continued to provide consulting services for the consideration provided in the 2004 Consulting Agreement. Under the 2012 Consulting Agreement, Mr. Madden and JLM Consultants, Inc. will continue to provide consulting services with respect to the development of international sales of the Company. JLM Consultants, Inc. received fees and expenses of $1,240 in 2014 pursuant to the 2012 Consulting Agreement and $1,310 and $1,447 in 2013 and 2012, respectively, pursuant to the 2004 Consulting Agreement. Subsequent to 2011, Mr. Madden no longer receives fees for his service as a director of the Company.

[6]    Concentrations:
The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company's marketable securities are principally held at four brokerage companies.
During the year ended December 31, 2014, the Company did not purchase more than 10% of its merchandise from any single supplier. Total product purchases from China for the year ended December 31, 2014 were approximately 89%.
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
For the year ended December 31, 2014, Target, Inc. represented 10.5% of net sales and 12.8% of total accounts receivable. The Company did not have any other customers who account for more than 10% of total net sales or 10% of total accounts receivable.
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
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note O – Commitments, Contingencies and Other (continued)
[7]    Valuation and qualifying accounts:
The following is a summary of the allowance for chargebacks and doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount due from factor:

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2014
Allowance for doubtful accounts	$119	$234	$150	$203
Allowance for chargebacks	17,040	52,265	51,106	18,199
Returns*	3,253	5,648	3,741	5,160
Year ended December 31, 2013
Allowance for doubtful accounts	30	399	310	119
Allowance for chargebacks	18,108	41,812	42,880	17,040
Returns*	4,299	702	1,748	3,253
Year ended December 31, 2012
Allowance for doubtful accounts	62	153	185	30
Allowance for chargebacks	15,955	36,885	34,732	18,108
Returns*	$2,202	$3,258	$1,161	$4,299

* The return reserve does not take into consideration the Company's ability to resell returned products.
The following is a summary of goodwill and the related accumulated amortization for the:

	Year Ended December 31,
	2014	2013	2012
Cost basis
Balance at beginning of year	$96,730	$92,157	$76,193
Acquisitions and purchase price adjustments	58,627	4,573	15,964
Balance at end of year	155,357	96,730	92,157
Accumulated amortization
Balance at beginning of year	598	598	598
Balance at end of year	598	598	598
Goodwill - net	$154,759	$96,132	$91,559

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note P – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and worldwide (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide (via our International business), from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from Canada, Mexico and South Africa and, under special distribution arrangements, from Asia, Australia, Europe, the Middle East, India, South and Central America and New Zealand. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada, Mexico and South Africa and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden® and Steven by Steve Madden® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of sunglasses, eyewear, outerwear, bedding, hosiery and women's fashion apparel, jewelry, watches and luggage. In addition, this segment licenses the Betsey Johnson® and Betseyville® trademarks for use in connection with the manufacture, marketing and sale of apparel, jewelry, swimwear, eyewear, watches, fragrances and outerwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note P – Operating Segment Information (continued)

Year ended	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Corporate	Consolidated
December 31, 2014:
Net sales	$882,355	$246,608	$1,128,963	$205,988	$—	$—	$—	$1,334,951
Gross profit	260,501	84,640	345,141	123,859	—	—	—	469,000
Commissions and licensing fees – net	—	—	—	—	6,438	7,285	—	13,723
Income from operations	106,290	38,773	145,063	8,856	6,438	7,285	—	167,642
Depreciation and amortization			7,690	7,160	227	—	—	15,077
Segment assets	$526,420	$190,237	716,657	146,927	47,651	—	—	911,235
Capital expenditures			$10,188	$8,153	$—	$—	$—	$18,341
December 31, 2013:
Net sales	$860,448	$244,163	$1,104,611	$209,612	$—	$—	$—	$1,314,223
Gross profit	263,864	89,307	353,171	129,205	—	—	—	482,376
Commissions and licensing fees – net	—	—	—	—	7,988	7,644	$—	15,632
Income from operations	117,689	44,738	162,427	24,726	7,988	7,644	983	203,768
Depreciation and amortization			6,659	5,542	116	—	662	12,979
Segment assets	$537,609	$152,553	690,162	129,549	60,530	—	—	880,241
Capital expenditures			$9,276	$11,470	$—	$—	$—	$20,746
December 31, 2012
Net sales	$794,486	$241,339	$1,035,825	$191,247	$—	$—	$—	$1,227,072
Gross profit	249,547	87,055	336,602	119,100	—	—	—	455,702
Commissions and licensing fees – net	—	—	—	—	7,778	7,617	—	15,395
Income from operations	104,326	41,376	145,702	26,311	7,778	7,617	(8,432)	178,976
Depreciation and amortization			7,717	4,818	107	—	—	12,642
Segment assets	$511,011	$138,602	649,613	101,674	52,752	—	—	804,039
Capital expenditures			$7,506	$12,596	$—	$—	$—	$20,102

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
($ in thousands, except share and per share data)

Note P – Operating Segment Information (continued)
Revenues by geographic area are as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic (a)	$1,222,721	$1,200,797	$1,133,077
International	112,230	113,426	93,995
Total	$1,334,951	$1,314,223	$1,227,072
(a) Includes revenues of $319,089, $315,154 and $261,759 for the years ended 2014, 2013 and 2012 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our International subsidiary.

Note Q - Quarterly Results of Operations (unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013:

	March 31,	June 30,	September 30,	December 31,
2014:
Net sales	$304,624	$295,715	$391,992	$342,620
Cost of sales	196,276	188,655	255,895	225,125
Gross profit	108,348	107,060	136,097	117,495
Commissions, royalty and licensing fee income - net	3,171	3,187	5,103	2,262
Net income attributable to Steven Madden, Ltd.	$23,637	$28,002	$39,248	$20,993
Net income per share:
Basic	0.38	0.45	0.64	0.35
Diluted	0.36	0.44	0.62	0.34
2013:
Net sales	$278,916	$297,634	$394,791	$342,882
Cost of sales	176,318	187,056	255,088	213,385
Gross profit	102,598	110,578	139,703	129,497
Commissions, royalty and licensing fee income - net	4,366	3,699	4,937	2,630
Net income attributable to Steven Madden, Ltd.	$23,400	$28,956	$43,992	$35,659
Net income per share:
Basic	0.36	0.45	0.68	0.55
Diluted	0.35	0.43	0.66	0.54
Note R - Recent Accounting Pronouncements

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

Exhibit Index

2.01
Stock Purchase Agreement dated August 13, 2014 among the Company, Dolce Vita Holdings, Inc., Evangelos C. Lamprou and Manuel N. Lucio (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 18, 2014)

2.02
Stock Purchase Agreement dated May 25, 2011 among the Company, David Seerherman, Cejon, Inc., and Kenneth Rogala (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2011)

2.03
Asset Purchase Agreement, dated as of January 20, 2012, among Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc., Gelati Imports Inc., the Company, SML Canada Acquisition Corp., 6798039 Canada Inc., 6798012 Canada Inc., 3574563 Canada Inc. and Thomas Alberga (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on January 26, 2012)

3.01
Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 8, 2013)

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

10.13
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2005)

10.14
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2009)

10.15
Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012)

10.16
Employment Agreement dated January 1, 1998 between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000 filed with the SEC on March 30, 2001)#

10.17
Amendment No. 1 dated June 29, 2001 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed August 14, 2001)#

10.18
Amendment No. 2 dated October 30, 2002 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 filed with the SEC on November 14, 2002)#

10.19
Amendment No. 3 dated February 1, 2006 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2006)#

10.20
Amendment No. 4 dated October 7, 2009 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 13, 2009)#

10.21
Amendment No. 5 dated February 8, 2012 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)#

10.22
Amendment No. 6 dated February 2, 2015 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)#

10.23
Employment Agreement dated January 10, 2014 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 16, 2014)#

10.24
Employment Agreement dated January 2, 2013 between the Company and Robert Schmertz (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 8, 2013)#

10.25
Employment Agreement dated January 10, 2014 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 16, 2014)#

10.26
Employment Agreement dated December 31, 2012 between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 3, 2013)#

10.27
The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to Exhibit 10.A to the Company's Registration Statement on Form S-8 filed with the SEC on July 26, 2004)#

10.28
2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), amended by the Board on April 5, 2012 and approved and adopted by the Company's stockholders on May 25, 2012 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013)#

14.01	Code of Ethics for the Chief Executive Officer and Senior Financial Officers†
14.02	Code of Business Conduct and Ethics for the Board of Directors†
14.03	Code of Business Conduct and Ethics†
21.01	Subsidiaries of the Registrant†
23.01	Consent of EisnerAmper LLP†
24.01	Power of Attorney (included on signature page hereto)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
99.01	Press Release, dated February 24, 2015, issued by Steven Madden, Ltd.†
101
The following materials from Steven Madden, Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

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