Form 10-Q
period 2015-03-31
STEVEN MADDEN, LTD.
filed 2015-05-11
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
Yes  ☐   No ☒

As of May 8, 2015, the latest practicable date, there were 63,467,190 shares of the registrant’s common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2015	December 31, 2014	March 31, 2014
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,455	$81,450	$153,070
Accounts receivable, net of allowances of $1,050, $2,680 and $1,440	10,773	54,778	12,154
Factor accounts receivable, net of allowances of $19,626, $20,883 and $15,259	204,309	139,816	190,816
Inventories	76,029	92,677	58,301
Marketable securities – available for sale	27,337	31,198	30,714
Prepaid expenses and other current assets	29,176	17,131	16,597
Prepaid taxes	11,332	11,051	—
Deferred taxes	14,094	14,125	12,179
Total current assets	423,505	442,226	473,831
Notes receivable	1,727	1,878	2,461
Note receivable – related party	3,244	3,328	3,581
Property and equipment, net	69,262	68,905	58,432
Other assets	7,593	10,036	6,227
Marketable securities – available for sale	90,907	90,446	91,945
Goodwill – net	143,719	154,759	95,842
Intangibles – net	151,899	139,657	131,577
Total Assets	$891,856	$911,235	$863,896
LIABILITIES
Current liabilities:
Accounts payable	$99,314	$92,635	$89,073
Accrued expenses	44,421	67,828	34,775
Advances from factor	9,469	—	—
Income taxes payable	—	—	84
Contingent payment liability – current portion	11,455	11,455	9,761
Accrued incentive compensation	1,864	5,673	2,444
Total current liabilities	166,523	177,591	136,137
Contingent payment liability	27,605	27,178	25,156
Deferred rent	11,673	11,573	9,736
Deferred taxes	24,706	24,706	14,781
Other liabilities	658	658	139
Total Liabilities	231,165	241,706	185,949
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 84,882, 83,491 and 83,084 shares issued, 63,582, 63,625 and 66,628 shares outstanding	6	6	8
Additional paid-in capital	304,923	275,039	253,933
Retained earnings	803,728	783,904	695,681
Accumulated other comprehensive loss	(18,632)	(12,752)	(8,217)
Treasury stock – 21,300, 19,866, and 16,456 shares at cost	(429,719)	(376,942)	(264,051)
Total Steven Madden, Ltd. stockholders’ equity	660,306	669,255	677,354
Non-controlling interests	385	274	593
Total stockholders’ equity	660,691	669,529	677,947
Total Liabilities and Stockholders’ Equity	$891,856	$911,235	$863,896

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$323,945	$304,624
Cost of sales	212,567	196,276
Gross profit	111,378	108,348

Commission and licensing fee income – net	3,918	3,171
Operating expenses	(82,404)	(75,526)
Impairment charge	(3,045)	—
Income from operations	29,847	35,993
Interest and other income – net	496	1,033
Income before provision for income taxes	30,343	37,026
Provision for income taxes	10,408	12,996
Net income	19,935	24,030
Net income attributable to non-controlling interests	111	393
Net income attributable to Steven Madden, Ltd.	$19,824	$23,637

Basic net income per share	$0.33	$0.38

Diluted net income per share	$0.32	$0.36

Basic weighted average common shares outstanding	59,605	62,822
Effect of dilutive securities – options/restricted stock	2,473	2,315
Diluted weighted average common shares outstanding	62,078	65,137
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended March 31, 2015
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$19,935
Other comprehensive (loss) income:
Foreign currency translation adjustment	$(5,984)	$—	(5,984)
Gain (loss) on cash flow hedging derivatives	(680)	248	(432)
Unrealized gain (loss) on marketable securities	842	(307)	535
Total other comprehensive (loss)	$(5,822)	$(59)	(5,881)

Comprehensive income			14,054
Comprehensive income attributable to non-controlling interests			111
Comprehensive income attributable to Steven Madden, Ltd.			$13,943

	Three Months Ended March 31, 2014
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$24,030
Other comprehensive (loss) income:
Foreign currency translation adjustment	$(2,979)	$—	(2,979)
Gain (loss) on cash flow hedging derivatives	317	(122)	195
Unrealized gain (loss) on marketable securities	2,038	(795)	1,243
Total other comprehensive income (loss)	$(624)	$(917)	(1,541)

Comprehensive income			22,489
Comprehensive income attributable to non-controlling interests			393
Comprehensive income attributable to Steven Madden, Ltd.			$22,096
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$19,935	$24,030
Adjustments to reconcile net income to net cash (used for)/provided by operating activities:
Tax benefit from the exercise of stock options	(8,319)	(631)
Depreciation and amortization	4,525	3,374
Loss on disposal of fixed assets	609	62
Impairment charge	3,045	—
Deferred taxes	(1,998)	524
Forgiveness of note receivable - related party	84	—
Stock-based compensation	4,758	4,924
Deferred rent	100	301
Realized gain (loss) on sale of marketable securities	96	2
Contingent Liability	427	—
Changes, net of acquisitions, in:
Accounts receivable, net of allowances	44,005	29,719
Factor accounts receivable, net of allowances	(64,493)	(47,266)
Inventories	17,149	15,395
Prepaids and other assets	(1,564)	8,436
Accounts payable and other accrued expenses	(20,805)	(17,310)
Net cash (used for)/provided by operating activities	(2,446)	21,560

Cash flows from investing activities:
Purchases of property and equipment	(3,669)	(4,392)
Purchases of marketable securities	(19,090)	(9,969)
Sales of marketable securities	21,521	530
Acquisitions, net of cash acquired	(9,129)	(6,750)
Net cash used for investing activities	(10,367)	(20,581)

Cash flows from financing activities:
Common stock repurchases for treasury	(52,777)	(29,336)
Proceeds from exercise of stock options	16,807	521
Tax benefit from the exercise of stock options	8,319	631
Advances from factor	9,469	—
Net cash used for financing activities	(18,182)	(28,184)
Net decrease in cash and cash equivalents	(30,995)	(27,205)
Cash and cash equivalents – beginning of period	81,450	180,275
Cash and cash equivalents – end of period	$50,455	$153,070
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2015
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2015 presentation. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2014 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 26, 2015.
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

Note C – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30 million credit facility with a $15 million sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.125% or LIBOR plus 2.5%. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations. As of March 31, 2015 the Company borrowed $9,469 as an advance from Rosenthal.
Note D – Notes Receivable
As of March 31, 2015 and December 31, 2014, Notes Receivable were comprised of the following:

	March 31, 2015	December 31, 2014
Note receivable from seller of SM Canada	$1,727	$1,878

In connection with the Company's February 21, 2012 acquisition of all of the assets comprising the footwear, handbags and accessories wholesale and retail businesses of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2015
($ in thousands except share and per share data)

Note D – Notes Receivable (continued)

and Gelati Imports Inc. (collectively, "SM Canada"), which had been the Company's sole distributor in Canada since 1994, the Company provided an interest-free loan to the seller of SM Canada in the principal amount of $3,107 Canadian dollars (which converted to approximately $3,085 in U.S. dollars at the time of the acquisition). The note is payable in five annual installments, which are due on the same dates that the five annual earn-out payments (to the extent such contingent consideration is earned as a result of SM Canada's financial performance in the earn-out periods; see Note F) are paid by the Company to the seller of SM Canada. The note was recorded net of the imputed interest, which will be amortized to income over the term of the note.

To the extent that any earn-out is not achieved in future earn-out periods, the repayment of the note may result in less than the entire principal amount of the loan being repaid. In such event the unpaid annual installment of the principal amount of the note will be forgiven.
Note E – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to ten years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). For the three months ended March 31, 2015, gains of $96 were reclassified from accumulated other comprehensive income and recognized in the income statement in other income compared to gains of $2 for the comparable period in 2014. These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three months ended March 31, 2015, the amortization of bond premiums totals $345 compared to $137 for the comparable period in 2014. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. The schedule of maturities at March 31, 2015 and December 31, 2014 are as follows:

	Maturities as of March 31, 2015		Maturities as of December 31, 2014
	1 Year or Less	1 to 10 Years	1 Year or Less	1 to 10 Years
Corporate bonds	$10,991	$90,907	$11,363	$90,446
Certificates of deposit	16,346	—	19,835	—
Total	$27,337	$90,907	$31,198	$90,446
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
March 31, 2015
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2015 and December 31, 2014 are as follows:

		March 31, 2015
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,286	$2,286	$—	$—
Current marketable securities – available for sale (a)	27,337	27,337	—	—
Note receivable – related party (b)	3,244	—	—	3,244
Note receivable from seller of SM Canada (c)	1,727	—	—	1,727
Long-term marketable securities – available for sale (d)	90,907	90,907	—	—
Total assets	$125,501	$120,530	$—	$4,971
Liabilities:
Forward contracts	$2,932	$—	$2,932	$—
Contingent consideration (e)	39,060	—	—	39,060
Total liabilities	$41,992	$—	$2,932	$39,060
(a) Current marketable securities includes unrealized gains of $4 and unrealized losses of $74.
(b) The decrease in the balance of the note receivable from related party is due to forgiveness of $102, partially offset by accrued interest income of $18.
(c) The decrease in the balance of the note receivable from seller of SM Canada at March 31, 2015 is due to $151 in foreign currency translation.
(d) Long-term marketable securities includes unrealized gains of $356 and unrealized losses of $135.
(e) The increase in the contingent consideration at March 31, 2015 compared to December 31, 2014 is due to a change in present value of the expected future payments.

		December 31, 2014
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,280	$2,280	$—	$—
Current marketable securities – available for sale (a)	31,198	31,198	—	—
Note receivable – related party (b)	3,328	—	—	3,328
Note receivable from seller of SM Canada (c)	1,878	—	—	1,878
Long-term marketable securities – available for sale (d)	90,446	90,446	—	—
Total assets	$129,130	$123,924	$—	$5,206
Liabilities:
Forward contracts	$2,334	$—	$2,334	$—
Contingent consideration (e)	38,633	—	—	38,633
Total liabilities	$40,967	$—	$2,334	$38,633
(a) Current marketable securities includes unrealized gains of $1 and unrealized losses of $145.
(b) The decrease in the balance of the note receivable from related party is due to one-tenth forgiveness of $409, partially offset by accrued interest income of $156.
(c) The decrease in the balance of the note receivable from seller of SM Canada is due to principal payments of $893 and $400 in foreign currency translation.
(d) Long-term marketable securities includes unrealized gains of $11 and unrealized losses of $589.
(e) The change in the contingent consideration is due to an earn-out payment of $3,315 during the second quarter of 2014 to the seller of SM Canada, an earn-out payment of $5,160 during the third quarter of 2014 to the seller of Cejon and a decrease of $2,139 due to a change in estimate of expected payments. These were offset by the addition of earn-out payments to the seller of Dolce Vita of $4,616 and SM Mexico of $9,836.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2015
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

The Company has recorded a liability for potential contingent consideration in connection with the December 30, 2014 acquisition of SM Mexico (see Note M). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Mexico, earn-out payments will be due annually to the seller of SM Mexico based on the financial performance of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of SM Mexico during the earn-out period.

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
Note G – Revenue Recognition

The Company recognizes revenue on wholesale sales when (i) products are shipped pursuant to its standard terms, which are freight on board (“FOB”) Company warehouse, or when products are delivered to the consolidators, or any other destination, as per the terms of the customers’ purchase order, (ii) persuasive evidence of an arrangement exists, (iii) the price is fixed and determinable and (iv) collection is reasonably assured. Sales reductions on wholesale sales for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. With the exception of our cold weather accessories business, we do not accept returns from our wholesale customers unless there are product quality issues, which we charge back to the vendors. Sales of cold weather accessories to wholesale customers are recorded net of returns, which are estimated based on historical experience. Such amounts have historically not been material. Retail sales are recognized when the payment is received from customers and are recorded net of estimated returns. The Company generates commission income acting as a buying agent by arranging to manufacture private label shoes to the specifications of its customers. The Company’s commission revenue also includes fees charged for its design, product and development services provided to certain suppliers in connection with the Company’s private label business. Commission revenue and product and development fees are recognized as earned when title to

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2015
($ in thousands except share and per share data)

Note G – Revenue Recognition (continued)

the product transfers from the manufacturer to the customer and collections are reasonably assured and are reported on a net basis after deducting related operating expenses.

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
Note I – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock, which common stock he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and the maturity date to June 30, 2015 at which time all principal and accrued interest would become due. On January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the note was again amended and restated (the “Third Amended and Restated Note”) to extend its maturity date to December 31, 2023 and eliminate the accrual of interest after December 31, 2011. In addition, the Third Amended and Restated Note provides that, commencing on December 31, 2014, and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company, provided that Mr. Madden continues to be employed by the Company on each such December 31. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Condensed Consolidated Financial Statements. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest a portion of the shares of the Company’s common stock, pledged by Mr. Madden as collateral for the loan. The number of shares of the Company's common stock currently securing the repayment of the loan is 472,500 shares. On March 31, 2015, the total market value of these shares was $17,955. Pursuant to the elimination of further interest accumulation under the Third Amended and Restated Note, the outstanding principal and the accrued interest has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan. On December 31, 2014, the Company also recorded a charge in the amount of $409 to write-off the required one-tenth of the principal amount of the Third Amended and Restated Note, which was partially offset by $156 of accrued interest.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2015
($ in thousands except share and per share data)

Note J – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. On February 20, 2015, the Board of Directors approved the extension of the Share Repurchase Program for an additional $150,000 in repurchases of the Company's common stock. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended March 31, 2015, an aggregate of 1,434,559 shares of the Company's common stock was repurchased under the Share Repurchase Program, at an average price per share of $36.79, for an aggregate purchase price of approximately $52,777. As of March 31, 2015, approximately $146,987 remained available for future repurchases under the Share Repurchase Program.

Note K – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,069,000 shares for the three months ended March 31, 2015, compared to 4,179,000 shares for the three months ended March 31, 2014. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2015, options to purchase approximately 259,000 shares of common stock have been excluded in the calculation of diluted net income per share as compared to 107,000 shares that were excluded for the three months ended March 31, 2014, as the result would have been antidilutive. For the three months ended March 31, 2015 and 2014, all unvested restricted stock awards were dilutive.
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

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(19,287,000)
Common stock available for grant of stock-based awards as of March 31, 2015	4,179,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2015
($ in thousands except share and per share data)

Note L – Equity-Based Compensation (continued)

Total equity-based compensation for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Restricted stock	$3,760	$3,785
Stock options	998	1,139
Total	$4,758	$4,924

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Proceeds from stock options exercised	$16,807	$521
Intrinsic value of stock options exercised	$27,446	$586

During the three months ended March 31, 2015, options to purchase approximately 298,527 shares of common stock with a weighted average exercise price of $26.73 vested. During the three months ended March 31, 2014, options to purchase approximately 237,510 shares of common stock with a weighted average exercise price of $22.63 vested. As of March 31, 2015, there were unvested options relating to 814,923 shares of common stock outstanding with a total of $6,844,500 of unrecognized compensation cost and an average vesting period of 2.62 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2015 and 2014:

	2015	2014
Volatility	23.7% to 28.3%	29.7% to 31.8%
Risk free interest rate	0.99% to 1.60%	1.06% to 1.72%
Expected life in years	4.1 to 5.1	4.1 to 5.1
Dividend yield	0.00%	0.00%
Weighted average fair value	$8.48	$10.04

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2015
($ in thousands except share and per share data)

Note L – Equity-Based Compensation (continued)

Activity relating to stock options granted under the Company’s plans and outside the plans during the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,428,000	$19.48
Granted	41,000	34.74
Exercised	(1,190,000)	14.12
Cancelled/Forfeited	(6,000)	16.93
Outstanding at March 31, 2015	2,273,000	$22.56	3.6 years	$35,097
Exercisable at March 31, 2015	1,457,000	$17.34	2.6 years	$30,106

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2015 and 2014:

	2015		2014
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1,	4,067,000	$24.69	4,257,000	$24.24
Granted	191,000	35.80	112,000	35.78
Vested	(135,000)	21.23	(116,000)	24.54
Forfeited	—	—	(2,000)	27.03
Non-vested at March 31,	4,123,000	$22.84	4,251,000	$24.54

As of March 31, 2015, the Company had $79,836 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 7.54 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

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
March 31, 2015
($ in thousands except share and per share data)

Note M – Acquisitions

Blondo

On January 23, 2015 the Company acquired the trademarks and other intellectual property and related assets of Blondo, a fashion-oriented footwear brand specializing in waterproof leather boots, from Regence Footwear Inc. and 3074153 Canada Inc. for a purchase price of approximately $9,129. The purchase price has been preliminarily allocated as follows:

Inventory	$233
Trademarks	7,196
Total fair value excluding goodwill	7,429
Goodwill	1,700

Net assets acquired	$9,129

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
March 31, 2015
($ in thousands except share and per share data)

Note M – Acquisitions (continued)

Dolce Vita

On August 13, 2014, the Company purchased all of the outstanding capital stock of Dolce Vita Holdings, Inc., a Washington corporation (“Dolce Vita”). The total purchase price for the acquisition was approximately $62,146 which includes a cash payment at closing of $56,872 plus potential earn-out payments based on achievement of certain earnings targets for each of the twelve month periods ending on September 30, 2015 and 2016 provided that the aggregate minimum earn-out payment for such two year earn-out period shall be no less than $5,000. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of Dolce Vita during the earn-out period. At August 13, 2014, the Company estimated the fair value of the contingent consideration to be $4,616.

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

Cash	$1,481
Accounts receivable	11,872
Inventory	11,498
Fixed assets	2,019
Trade name	12,200
Customer Relations	12,270
Prepaid and other assets	1,289
Accounts payable	(13,569)
Accrued expenses	(2,500)
Other liabilities	(1,355)
Total fair value excluding goodwill	35,205
Goodwill	26,941

Net assets acquired	$62,146

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2015
($ in thousands except share and per share data)

Note N – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of March 31, 2015:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2015	$87,637	$49,324	$17,798	$154,759
Acquisitions (1)	1,700	—	—	1,700
Purchase accounting adjustment - Dolce Vita (2)	(12,270)	—	—	(12,270)
Translation and other	(268)	—	(202)	(470)
Balance at March 31, 2015	$76,799	$49,324	$17,596	$143,719
(1) Includes goodwill related to the purchase of Blondo in January 2015.
(2) Amount represents preliminary purchase price allocation of trademarks related to the Dolce Vita acquisition.
The following table details identifiable intangible assets as of March 31, 2015:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$4,590	$2,608	$—	$1,982
Customer relationships	10 years	39,609	14,783	—	24,826
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,237	—	203
Other	3 years	14	14	—	—
		52,253	25,242	—	27,011
Re-acquired right	indefinite	35,200	7,600	—	27,600
Trade names	indefinite	100,333	—	3,045	97,288
		$187,786	$32,842	$3,045	$151,899
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar in relation to the U.S. dollar.
(2) An impairment charge of $3,045 was recorded in the first quarter of 2015 related to the Company's Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows from a significant customer.

The estimated future amortization expense of purchased intangibles as of March 31, 2015 is as follows:

2015 (remaining nine months)	$2,798
2016	3,459
2017	3,229
2018	3,092
2019	3,018
Thereafter	11,415
$27,011

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2015
($ in thousands except share and per share data)

Note O – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory from Mexico and are designated as cash flow hedging instruments. As of March 31, 2015, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in accrued expenses, is $2,932. As of March 31, 2015, $1,993 of losses related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of March 31, 2014, $88 of losses related to cash flow hedges were recorded in accumulated other comprehensive income, net of taxes. As of March 31, 2015, the Company's hedging activities were considered effective and, thus, no ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2015 losses of $214 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales, as compared to losses of $13 for the three months ended March 31, 2014.

Note P – Commitments, Contingencies and Other
Legal proceedings:

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Unless otherwise indicated in this report, all proceedings discussed in the earlier reports which are not indicated therein as having been concluded, remain outstanding as of March 31, 2015.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2015
($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

As of and three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
March 31, 2015
Net sales to external customers	$225,134	$51,897	$277,031	$46,914			$323,945
Gross profit	68,509	17,007	85,516	25,862			111,378
Commissions and licensing fees – net	—	—	—	—	$1,528	$2,390	3,918
Income (loss) from operations	21,986	5,384	27,370	(1,441)	1,528	2,390	29,847
Segment assets	$572,564	$135,459	708,023	144,744	39,089	—	891,856
Capital expenditures			$2,191	$1,478	$—	$—	$3,669
March 31, 2014
Net sales to external customers	$219,739	$45,281	$265,020	$39,604			$304,624
Gross profit	69,033	17,264	86,297	22,051			108,348
Commissions and licensing fees – net	—	—	—	—	$1,412	$1,759	3,171
Income (loss) from operations	31,071	5,958	37,029	(4,207)	1,412	1,759	35,993
Segment assets	$568,740	$155,492	724,232	114,128	25,536	—	863,896
Capital expenditures			$2,213	$2,179	$—	$—	$4,392

Revenues by geographic area for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Domestic (a)	$288,131	$281,382
International	35,814	23,242
Total	$323,945	$304,624
(a) Includes revenues of $78,127 and $82,958 for the three months ended March 31, 2015 and 2014, respectively, related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our International business.

Note R – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance, Accounting Standards Update No. 2014-09,  Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. For public entities, this Accounting Standards Upate is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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
This Quarterly Report contains certain “forward-looking statements” as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, forward-looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2014. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags and accessories. We also license our trademarks for use in connection with the manufacture, marketing and sale of various products to our licensees. Our products are marketed through our retail stores and our e-commerce websites, as well as better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass market merchants and catalog retailers throughout the United States, Canada, Mexico and South Africa. In addition, we have special distribution arrangements for the marketing and sale of our products in Asia, Australia, Europe, India, the Middle East, Mexico, South and Central America and New Zealand. We offer a broad range of updated styles designed to establish or complement and capitalize on market trends. We have established a reputation for design creativity and our ability to offer quality products in popular styles at affordable prices, delivered in an efficient manner and time frame.
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

The table below reconciles these metrics to net income as presented in the condensed consolidated statements of income.

	Period Ended ($ in thousands)
	March 31, 2015	December 31, 2014	March 31, 2014
Net Income	$19,935	$112,629	$24,030
Add back:
Provision for income taxes	10,408	58,764	12,996
Deduct:
Other Income	96	677	2
Interest, net	400	3,074	1,032
Adjusted EBIT	29,847	167,642	35,992
Add back:
Depreciation and amortization	4,180	14,519	3,237
Loss on disposal of fixed assets	609	291	62
Adjusted EBITDA	34,636	182,452	39,291

Executive Summary

Net sales for the quarter ended March 31, 2015 increased 6.3% to $323,945 from $304,624 in the same period of last year. Net income attributable to Steven Madden, Ltd. decreased 16.1% to $19,824 in the first quarter of 2015 compared to $23,637 in the same period of last year. The effective tax rate for the first quarter of 2015 decreased to 34.3% compared to 35.1% in the first quarter of last year due primarily to state apportionment changes and foreign earnings mix. Diluted earnings per share decreased to $0.32 per share on 62,078 diluted weighted average shares outstanding compared to $0.36 per share on 65,137 diluted weighted average shares outstanding in the first quarter of last year. The financial information includes the results of operations for our recent acquisitions which include Dolce Vita, SM Mexico and Blondo from their respective dates of acquisition. When significant the results of operations section discusses results excluding acquisitions.
Our inventory turnover (calculated on a trailing twelve month average) excluding acquisitions for the quarter ended March 31, 2015 and 2014 was flat at 10.5 times. Our accounts receivable average collection was 67 days in the first quarter of 2015, compared to 69 days for the comparable period in 2014. As of March 31, 2015, we had $168,699 in cash, cash equivalents and marketable securities, short-term debt of $9,469, no long-term debt and total stockholders’ equity of $660,691. Working capital decreased to $256,982 as of March 31, 2015, compared to $337,694 on March 31, 2014.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended March 31,
($ in thousands)

	2015		2014
CONSOLIDATED:
Net sales	$323,945	100.0%	$304,624	100.0%
Cost of sales	212,567	65.6%	196,276	64.4%
Gross profit	111,378	34.4%	108,348	35.6%
Other operating income – net of expenses	3,918	1.2%	3,171	1.0%
Operating expenses	82,404	25.4%	75,526	24.8%
Income from operations	29,847	9.2%	35,993	11.8%
Interest and other income – net	496	0.2%	1,033	0.3%
Income before income taxes	30,343	9.4%	37,026	12.2%
Net income attributable to Steven Madden, Ltd.	19,824	6.1%	23,637	7.8%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$225,134	100.0%	$219,739	100.0%
Cost of sales	156,625	69.6%	150,706	68.6%
Gross profit	68,509	30.4%	69,033	31.4%
Operating expenses	46,523	20.7%	37,962	17.3%
Income from operations	21,986	9.8%	31,071	14.1%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$51,897	100.0%	$45,281	100.0%
Cost of sales	34,890	67.2%	28,017	61.9%
Gross profit	17,007	32.8%	17,264	38.1%
Operating expenses	11,623	22.4%	11,306	25.0%
Income from operations	5,384	10.4%	5,958	13.2%

RETAIL SEGMENT:
Net sales	$46,914	100.0%	$39,604	100.0%
Cost of sales	21,052	44.9%	17,553	44.3%
Gross profit	25,862	55.1%	22,051	55.7%
Operating expenses	27,303	58.2%	26,258	66.3%
Loss from operations	(1,441)	(3.1)%	(4,207)	(10.6)%
Number of stores	158		123

FIRST COST SEGMENT:
Other commission income – net of expenses	$1,528	100.0%	$1,412	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$2,390	100.0%	$1,759	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Consolidated:
Net sales for the three months ended March 31, 2015 increased 6.3% to $323,945 compared to $304,624 in the same period of last year. Gross margin decreased to 34.4% from 35.6% due primarily to the impact of recent acquisitions, customer mix shifts and increased promotional activity in our outlet stores. Operating expenses increased in the first quarter of this year to $82,404 from $75,526 in the first quarter of last year. Operating expenses included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses were $85,452. Excluding the aforementioned benefit, the increase in operating expenses is primarily due to the increase in retail store locations and the impact of recent acquisitions. Operating expenses, excluding the aforementioned lease termination income, as a percentage of sales were 26.4% for the first quarter of 2015 compared to 24.8% in the first quarter of 2014 due to deleverage on lower organic sales. Commission and licensing fee income for the first quarter of 2015 increased to $3,918 compared to $3,171 achieved in the first quarter of 2014. The effective tax rate for the first quarter of 2015 decreased to 34.3% compared to 35.1% in the first quarter of last year due primarily to state apportionment changes and foreign earnings mix. Net income attributable to Steven Madden, Ltd. for the first quarter of 2015 decreased to $19,824 compared to net income for the first quarter of 2014 of $23,637. Net income attributable to Steven Madden, Ltd. for the first quarter of 2015 included the $3,048 pre-tax benefit related to the closure of our 5th Avenue, New York store location. Net income attributable to Steven Madden, Ltd. also included a pre-tax charge of $3,045 related to the partial impairment of our Wild Pair trademark. The impairment of Wild Pair was triggered by a decrease in expected sales stream from a significant customer.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $225,134, or 69.5%, and $219,739, or 72.1%, of our total net sales for the first quarter of 2015 and 2014, respectively. Included in the first quarter of 2015 are net sales of $23,045 related to our recent acquisitions. Excluding net sales related to acquisitions, net sales decreased 7.0% to $203,141 compared to $218,461 in the prior year period. The prior year amount was adjusted to exclude sales to SM Mexico as a distributor prior to our acquisition of SM Mexico. The decrease excluding the impact of acquisitions was driven by declines in both branded and private label footwear.

Gross profit margin in the Wholesale Footwear segment was 30.4% for the first quarter of 2015 compared to 31.4% for the first quarter of 2014. The decrease was primarily the impact of lower margins from our Dolce Vita business. Excluding the impact of recent acquisitions, gross profit margin was 31.0%. Operating expenses increased to $46,523 in the first quarter of 2015 from $37,962 in the same period of last year. As a percentage of net sales, operating expenses increased to 20.7% in the first quarter of 2015 compared to 17.3% in the same period of 2014. Excluding the impact of acquisitions, operating expenses were $38,047, or 18.7%, of net sales. The increase in operating expense as a percent of net sales is primarily the result of deleverage on lower organic sales.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $51,897, or 16.0%, and $45,281, or 14.9%, of total net sales for the Company in the first quarters of 2015 and 2014, respectively. This 14.6% increase in net sales in the first quarter of 2015 is attributable to double digit growth in Betsey Johnson, Madden Girl and private label handbag businesses and other fashion accessories business which included belts and scarves.

Gross profit margin in the Wholesale Accessories segment decreased to 32.8% in the first quarter of this year from 38.1% in the same period in 2014, primarily due to an increase in sales in off-price accounts and an increase in private label handbags both of which have lower margins. In the first quarter of 2015, operating expenses remained relatively flat at $11,623 compared to $11,306 in the same period of last year. As a percentage of net sales, operating expenses were 22.4% in the first quarter of 2015 compared to 25.0% in the same period of 2014. The decrease as a percentage of sales is a result of an increase in organic sales. Income from operations for the Wholesale Accessories segment decreased 9.6% to $5,384 for the first quarter of 2015 compared to $5,958 for the same period of last year.

Retail Segment:
In the first quarter of 2015, net sales from the Retail segment accounted for $46,914, or 14.5%, of our total net sales compared to $39,604, or 13.0%, of our total net sales in the same period last year, which represents a $7,310, or 18.5%, increase. The increase in net sales reflects an 11.6% increase in comparable store sales, which was driven by emerging fashion footwear trends, and the net addition of 35 retail stores since the first quarter of 2014. Excluding the acquisition of SM Mexico retail stores, net sales increased 14.6%. We added 14 new stores and closed six stores during the twelve months ended March 31, 2015. In addition, we acquired the Dolce Vita online store, added 22 stores through the acquisition of SM Mexico and four stores in connection with our new joint venture in South Africa. As a result, we had 158 retail stores as of March 31, 2015 compared to 123 stores as of March 31, 2014. The 158 stores currently in operation include 120 Steve Madden® stores, 32 Steve Madden® outlet stores, one Steven® store, one Superga® store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first quarter of 2015 and 2014) increased 11.6% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the first quarter of 2015, gross margin decreased to 55.1% from 55.7% in the same period of 2014, primarily due to increased promotional activity in our outlet stores. In the first quarter of 2015, operating expenses increased to $27,303, or 58.2%, of net sales compared to $26,258, or 66.3%, of net sales in the first quarter of last year due to the acquisition of SM Mexico. Operating expenses included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses were $30,351, or 64.7% of net sales. The increase reflects the net year-over-year increase in new store openings. The decrease as a percent of net sales reflects same store sales growth. Loss from operations for the Retail segment was $1,441 in the first quarter of this year compared to a loss of $4,207 in the same period of last year. Excluding the benefit of $3,048 in the first quarter of 2015 loss from operations for the Retail segment was $4,489.

First Cost Segment:
The First Cost segment which includes net commission income and fees increased to $1,528 for the first quarter of 2015 compared to $1,412 for the comparable period of 2014.

Licensing Segment:
Net licensing income was $2,390 and $1,759 for the first quarter ended March 31, 2015 and 2014, respectively.
LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Our primary source of liquidity is cash flows generated from our operations. Our primarily use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements and retail store expansion and remodeling.
Cash, cash equivalents and short-term investments totaled $77,792 and $112,648 at March 31, 2015 and December 31, 2014, respectively. Of the total cash, cash equivalents and short-term investments at March 31, 2015, $55,104, or approximately 71%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2014, $57,256, or approximately 51%, was held in our foreign subsidiaries. To date, deferred taxes have been estimated and accrued for all of our foreign subsidiary earnings that have not been determined to be indefinitely reinvested. As of March 31, 2015, the cumulative total amount of earnings considered to be indefinitely reinvested of our foreign subsidiaries was $64,147. If such amounts were not indefinitely reinvested, the Company would incur approximately $11,867 in taxes that were not previously provided for in our condensed consolidated statements of income. Management believes that our existing domestic and international cash, cash equivalents, short-term investments and cash flows from operations, which are not considered to be indefinitely reinvested, continue to be sufficient to fund our domestic operating activities. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings of $64,147 as of March 31, 2015, that were considered to be indefinitely reinvested and we do not believe there are any material implications or restrictions on our liquidity as a result of having a significant portion of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days' prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of the aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate or LIBOR. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our First Cost segment and private label business, the fee is 0.14% of the gross invoice amount. For all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it. To the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations. As of March 31, 2015, the Company borrowed $9,469 as an advance from Rosenthal.
As of March 31, 2015, we had working capital of $256,982, cash and cash equivalents of $50,455, investments in marketable securities of $118,244 and advances from factor of $9,469.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash used in operations was $2,446 for the three months of 2015 compared to cash provided by operations of $21,560 in the same period of last year. The primary sources of cash were net income of $19,935, as well as decreases in accounts receivable and inventory, net of acquisitions. These cash sources were more than offset by uses of cash related to factor receivables and accounts payable and other accrued expenses.
INVESTING ACTIVITIES
 ($ in thousands)

During the three months ended March 31, 2015, we invested $19,090 in marketable securities and received $21,521 from the maturities and sales of marketable securities. We also made capital expenditures of $3,669, principally for improvements to existing stores, systems enhancements, new stores and leasehold improvements to office space. Additionally, we made payments of $9,129 related to the purchase of Blondo (see Note M to the Condensed Consolidated Financial Statements contained in this Quarterly Report).
FINANCING ACTIVITIES
($ in thousands)
During the three months ended March 31, 2015, net cash used for financing activities was $18,182, which consisted of the repurchase of shares of common stock for an aggregate purchase price of approximately $52,777 (see Note J to the Condensed Consolidated Financial Statements contained in this Quarterly Report), offset by the tax benefit from the exercise of stock options of $8,319, proceeds from the exercise of stock options of $16,807 and $9,469 in advances from factor to support working capital needs.

CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of March 31, 2015 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	2020 and after
Operating lease obligations	$235,947	$28,001	$70,420	$55,810	$81,716
Purchase obligations	222,134	222,134	—	—	—
Contingent payment liabilities	39,060	11,455	27,605	—	—
Other long-term liabilities (future minimum royalty payments)	7,500	500	2,000	2,000	3,000
Total	$504,641	$262,090	$100,025	$57,810	$84,716
At March 31, 2015, we had open letters of credit for the purchase of inventory of approximately $268.
As previously reported, on January 3, 2012, the Company entered into an amendment, dated as of December 30, 2011, to the employment agreement of the Company's Creative and Design Chief, Steven Madden. The amended employment agreement provides Mr. Madden with a base annual salary of approximately $8,250 in 2015 and approximately $7,026 annually for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. As described in Note L to the Condensed Consolidated Financial Statements, in 2012, Mr. Madden also received two restricted stock awards pursuant to his amended employment agreement. The employment agreement further entitles Mr. Madden to an annual life insurance premium payment, an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria, as well as the opportunity for discretionary cash bonuses. On May 28, 2014, Mr. Madden waived his annual stock option grant for 2014, which stock option would have been issued to him on or about the date of the Company's 2014 annual meeting of stockholders. The terms of an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden were amended in connection with the amendment of the employment agreement. The amended terms included the elimination of further interest accumulation on the loan. The outstanding principal amount of the loan, together with all previously accrued interest, has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,335 in the remainder of 2015, $2,505 in 2016 and $582 in 2017. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, "SM Canada") on February 21, 2012, we are subject to potential earn-out payments to the seller of SM Canada based on the annual performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. We made the second earn-out payment of $3,315, based on the performance of SM Canada during the twelve month period ended on March 31, 2014, to the seller of SM Canada during the second quarter of 2014. In connection with our acquisition of Cejon Inc, Cejon Accessories, Inc. and New East Designs, LLC (collectively "Cejon") on May 25, 2011, we are subject to potential earn-out payments to the seller of Cejon based on the annual performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The third earn-out payment of $5,160 was made to the seller of Cejon in the third quarter of 2014. In connection with our acquisition of Dolce Vita on August 13, 2014, we are subject to potential earn-out payments to the sellers of Dolce Vita based on the performance of Dolce Vita in each of the twelve month periods ending on September 30, 2015 and 2016 equal to 50% of Dolce Vita’s EBITDA in each such year; provided that the aggregate minimum earn-out payments for the entire two-year earn-out period shall be no less than $5,000. Our recently completed acquisition, SM Mexico, includes potential earn-out payments to the seller of SM Mexico based on the annual performance of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016.
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
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended March 31, 2015. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Our estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements: allowance for bad debts, returns, and customer chargebacks; inventory valuation; valuation of intangible assets, litigation reserves, and contingent payment liabilities. Further, the policies currently utilized are constantly applied with prior periods.
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
Contingent payment liabilities. Since February 2012, the Company has completed five acquisitions, four of which continue to require the Company to potentially make contingent payments to the sellers of the acquired businesses based on the future financial performance of the acquired businesses over a period of two to three years, as applicable. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of the acquired business. Failure to correctly project the financial results of the acquired businesses could materially impact our results of operations and financial position.
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
As of March 31, 2015, we held marketable securities valued at $118,244, which consist primarily of certificates of deposit and corporate bonds. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of March 31, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended March 31, 2015, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note J to the Condensed Consolidated Financial Statements. During the three months ended March 31, 2015, there were no sales by the Company of unregistered shares of the Company's common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2015 - 1/31/2015	2,461	$31.34	2,461	$49,687
2/1/2015 - 2/28/2015	1,966	$34.50	1,966	$199,619
3/1/2015 - 3/31/2015	1,430,132	$36.80	1,430,132	$146,987
Total	1,434,559	$36.79	1,434,559	$146,987

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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

DATE: May 11, 2015

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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