Form 10-Q
period 2015-06-30
STEVEN MADDEN, LTD.
filed 2015-08-07
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
Yes  ☐   No ☒

As of August 5, 2015, the latest practicable date, there were 63,164,505 shares of the registrant’s common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
June 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2015	December 31, 2014	June 30, 2014
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,994	$81,450	$155,836
Accounts receivable, net of allowances of $1,819, $880 and $1,958	17,957	10,551	12,209
Factor accounts receivable, net of allowances of $20,643, $22,683 and $12,892	200,921	184,043	190,232
Inventories	112,434	92,677	87,310
Marketable securities – available for sale	31,210	31,198	33,494
Prepaid expenses and other current assets	21,720	17,131	20,093
Prepaid taxes	6,485	11,051	—
Deferred taxes	14,071	14,125	11,982
Total current assets	473,792	442,226	511,156
Notes receivable	1,299	1,878	2,552
Note receivable – related party	3,159	3,328	3,581
Property and equipment, net	70,036	68,905	59,434
Other assets	5,661	10,036	7,069
Marketable securities – available for sale	89,429	90,446	93,336
Goodwill – net	143,571	154,759	96,324
Intangibles – net	151,694	139,657	132,042
Total Assets	$938,641	$911,235	$905,494
LIABILITIES
Current liabilities:
Accounts payable	$105,431	$92,635	$125,862
Accrued expenses	89,804	67,828	39,032
Income taxes payable	—	—	1,631
Contingent payment liability – current portion	17,934	11,455	5,280
Accrued incentive compensation	3,057	5,673	3,189
Total current liabilities	216,226	177,591	174,994
Contingent payment liability	17,607	27,178	25,100
Deferred rent	11,876	11,573	10,039
Deferred taxes	18,498	24,706	15,627
Other liabilities	1,630	658	139
Total Liabilities	265,837	241,706	225,899
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 85,007, 83,491 and 83,184 shares issued, 63,160, 63,625 and 65,652 shares outstanding	6	6	8
Additional paid-in capital	312,798	275,039	259,806
Retained earnings	828,231	783,904	723,683
Accumulated other comprehensive loss	(17,568)	(12,752)	(3,804)
Treasury stock – 21,847, 19,866, and 17,532 shares at cost	(451,098)	(376,942)	(300,324)
Total Steven Madden, Ltd. stockholders’ equity	672,369	669,255	679,369
Non-controlling interests	435	274	226
Total stockholders’ equity	672,804	669,529	679,595
Total Liabilities and Stockholders’ Equity	$938,641	$911,235	$905,494

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$323,582	$295,715	$647,527	$600,339
Cost of sales	207,436	188,655	420,003	384,931
Gross profit	116,146	107,060	227,524	215,408

Commission and licensing fee income – net	3,127	3,187	7,045	6,358
Operating expenses	(82,456)	(69,935)	(164,860)	(145,461)
Impairment charge	—	—	(3,045)	—
Income from operations	36,817	40,312	66,664	76,305
Interest and other income – net	670	1,053	1,166	2,086
Income before provision for income taxes	37,487	41,365	67,830	78,391
Provision for income taxes	12,723	13,226	23,131	26,222
Net income	24,764	28,139	44,699	52,169
Net income attributable to non-controlling interests	261	137	372	530
Net income attributable to Steven Madden, Ltd.	$24,503	$28,002	$44,327	$51,639

Basic net income per share	$0.41	$0.45	$0.75	$0.83

Diluted net income per share	$0.40	$0.44	$0.72	$0.80

Basic weighted average common shares outstanding	59,302	61,987	59,453	62,402
Effect of dilutive securities – options/restricted stock	2,115	2,231	2,294	2,273
Diluted weighted average common shares outstanding	61,417	64,218	61,747	64,675
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$24,764			$44,699
Other comprehensive (loss) income:
Foreign currency translation adjustment	$1,489	$—	1,489	$(4,495)	$—	(4,495)
Gain (loss) on cash flow hedging derivatives	140	(51)	89	(540)	197	(343)
Unrealized gain (loss) on marketable securities	(811)	296	(515)	31	(11)	20
Total other comprehensive (loss) income	$818	$245	1,063	$(5,004)	$186	(4,818)

Comprehensive income			25,827			39,881
Comprehensive income attributable to non-controlling interests			261			372
Comprehensive income attributable to Steven Madden, Ltd.			$25,566			$39,509

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$28,139			$52,169
Other comprehensive (loss) income:
Foreign currency translation adjustment	$2,935	$—	2,935	$(44)	$—	(44)
Gain (loss) on cash flow hedging derivatives	395	(152)	243	712	(274)	438
Unrealized gain (loss) on marketable securities	2,024	(789)	1,235	4,062	(1,584)	2,478
Total other comprehensive (loss) income	$5,354	$(941)	4,413	$4,730	$(1,858)	2,872

Comprehensive income			32,552			55,041
Comprehensive income attributable to non-controlling interests			137			530
Comprehensive income attributable to Steven Madden, Ltd.			$32,415			$54,511
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$44,699	$52,169
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from the exercise of stock options	(8,974)	(1,140)
Depreciation and amortization	9,265	7,206
Loss on disposal of fixed assets	661	78
Impairment charge	3,045	—
Deferred taxes	(6,856)	3,921
Note receivable - related party	169	—
Stock-based compensation	9,082	9,776
Deferred rent	303	604
Realized gain on sale of marketable securities	96	4
Contingent liability	(142)	(1,100)
Changes, net of acquisitions, in:
Accounts receivable, net of allowances	(7,406)	29,664
Factor accounts receivable, net of allowances	(16,878)	(46,682)
Inventories	(19,256)	(13,614)
Prepaids and other assets	11,183	1,020
Accounts payable and other accrued expenses	34,792	25,907
Net cash provided by operating activities	53,783	67,813

Cash flows from investing activities:
Purchases of property and equipment	(8,452)	(8,022)
Purchases of marketable securities	(27,093)	(15,012)
Sales of marketable securities	26,224	3,901
Repayment of notes receivable	240	383
Acquisitions, net of cash acquired	(8,729)	(6,750)
Net cash used for investing activities	(17,810)	(25,500)

Cash flows from financing activities:
Common stock repurchases for treasury	(74,156)	(65,609)
Proceeds from exercise of stock options	19,703	1,032
Tax benefit from the exercise of stock options	8,974	1,140
Payment of contingent liability	(2,950)	(3,315)
Net cash used for financing activities	(48,429)	(66,752)
Net decrease in cash and cash equivalents	(12,456)	(24,439)
Cash and cash equivalents – beginning of period	81,450	180,275
Cash and cash equivalents – end of period	$68,994	$155,836
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2015
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2015 presentation. The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2014 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 26, 2015.
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

Note C – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30 million credit facility with a $15 million sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations.
Note D – Notes Receivable
As of June 30, 2015 and December 31, 2014, Notes Receivable were comprised of the following:

	June 30, 2015	December 31, 2014
Note receivable from seller of SM Canada	$1,299	$1,878

In connection with the Company's February 21, 2012 acquisition of all of the assets comprising the footwear, handbags and accessories wholesale and retail businesses of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2015
($ in thousands except share and per share data)

Note D – Notes Receivable (continued)

and Gelati Imports Inc. (collectively, "SM Canada"), which had been the Company's sole distributor in Canada since 1994, the Company provided an interest-free loan to the seller of SM Canada in the principal amount of $3,107 Canadian dollars (which converted to approximately $3,085 in U.S. dollars at the time of the acquisition). The note is payable in five annual installments, which are due on the same dates that the five annual earn-out payments (to the extent such contingent consideration is earned as a result of SM Canada's financial performance in the earn-out periods; see Note F) are payable by the Company to the seller of SM Canada. The note was recorded net of the imputed interest, which will be amortized to income over the term of the note.

To the extent that any earn-out payment is not achieved in future earn-out periods, the repayment of the note may result in less than the entire principal amount of the loan being repaid. In such event the unpaid annual installment of the principal amount of the note will be forgiven.
Note E – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to ten years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). For the three and six months ended June 30, 2015, gains of $0 and $96 were reclassified from accumulated other comprehensive income and recognized in the income statement in other income compared to gains of $2 and $4 for the comparable periods in 2014. These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three and six months ended June 30, 2015, the amortization of bond premiums totaled $348 and $693 compared to $136 and $273 for the comparable periods in 2014. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. The schedule of maturities at June 30, 2015 and December 31, 2014 are as follows:

	Maturities as of June 30, 2015		Maturities as of December 31, 2014
	1 Year or Less	1 to 10 Years	1 Year or Less	1 to 10 Years
Corporate bonds	$12,776	$89,429	$11,363	$90,446
Certificates of deposit	18,434	—	19,835	—
Total	$31,210	$89,429	$31,198	$90,446
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
June 30, 2015
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

The Company’s financial assets and liabilities subject to fair value measurements as of June 30, 2015 and December 31, 2014 are as follows:

		June 30, 2015
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,506	$2,506	$—	$—
Current marketable securities – available for sale (a)	31,210	31,210	—	—
Note receivable – related party (b)	3,159	—	—	3,159
Note receivable from seller of SM Canada (c)	1,299	—	—	1,299
Long-term marketable securities – available for sale (d)	89,429	89,429	—	—
Total assets	$127,603	$123,145	$—	$4,458
Liabilities:
Forward contracts	$2,543	$—	$2,543	$—
Contingent consideration (e)	35,541		—	35,541
Total liabilities	$38,084	$—	$2,543	$35,541
(a) Current marketable securities includes unrealized losses of $277.
(b) The decrease in the balance of the note receivable from related party is due to forgiveness of $204, partially offset by accrued interest income of $35.
(c) The decrease in the balance of the note receivable from the seller of SM Canada is due to principal payments of $240 made in the second quarter in connection with the earn-out payment and of $339 in foreign currency translation.

(d) Long-term marketable securities includes unrealized gains of $110 and unrealized losses of $491.
(e) The decrease in the contingent consideration at June 30, 2015 compared to December 31, 2014 is due to an earn-out payment of $2,950 during the second quarter of 2015 to the seller of SM Canada and a change in present value of the expected future payments.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2015
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
(c) The decrease in the balance of the note receivable from the seller of SM Canada is due to principal payments of $893 and $400 in foreign currency translation.
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

The Company has recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of SM Canada. Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada, earn-out payments will be due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. The current portion

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2015
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

of the earn-out due based on the twelve-month period ending March 31, 2016 approximates the recorded value. An earn-out payment of $2,950 for the period ended March 31, 2015 was paid to the seller of SM Canada in the second quarter this year.

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
June 30, 2015
($ in thousands except share and per share data)

Note I – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock, which common stock he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and the maturity date to June 30, 2015 at which time all principal and accrued interest would become due. On January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the note was again amended and restated (the “Third Amended and Restated Note”) to extend its maturity date to December 31, 2023 and eliminate the accrual of interest after December 31, 2011. In addition, the Third Amended and Restated Note provides that, commencing on December 31, 2014, and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company, provided that Mr. Madden continues to be employed by the Company on each such December 31. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Condensed Consolidated Financial Statements. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest a portion of the shares of the Company’s common stock, pledged by Mr. Madden as collateral for the loan. The number of shares of the Company's common stock currently securing the repayment of the loan is 472,500 shares. On June 30, 2015, the total market value of these shares was $17,955. Pursuant to the elimination of further interest accumulation under the Third Amended and Restated Note, the outstanding principal and the accrued interest has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan. On December 31, 2014, the Company also recorded a charge in the amount of $409 to write-off the required one-tenth of the principal amount of the Third Amended and Restated Note, which was partially offset by $156 of accrued interest.
Note J – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. On February 20, 2015, the Board of Directors approved the extension of the Share Repurchase Program for an additional $150,000 in repurchases of the Company's common stock. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the six months ended June 30, 2015, an aggregate of 1,981,503 shares of the Company's common stock were repurchased under the Share Repurchase Program, at an average price per share of $37.42, for an aggregate purchase price of approximately $74,156. As of June 30, 2015, approximately $125,608 remained available for future repurchases under the Share Repurchase Program.

Note K – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,068,000 shares for the three and six months ended June 30, 2015, respectively, compared to 4,161,000 and 4,170,000 shares for the three and six months ended June 30, 2014, respectively. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three and six months ended June 30, 2015, options to purchase approximately 0 and 12,000 shares of common stock, respectively, have been excluded in the calculation of diluted net income per share as compared to 326,000 and 210,000 shares that were excluded for the three and six months ended June 30, 2014, as the result would have been antidilutive. For the three and six months ended June 30, 2015 and 2014, all unvested restricted stock awards were dilutive.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2015
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

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(19,070,000)
Common stock available for grant of stock-based awards as of June 30, 2015	4,396,000

Total equity-based compensation for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restricted stock	$3,568	$3,728	$7,328	$7,513
Stock options	756	1,124	1,754	2,263
Total	$4,324	$4,852	$9,082	$9,776

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from stock options exercised	$2,897	$511	$19,703	$1,032
Intrinsic value of stock options exercised	$1,848	$549	$29,294	$1,135

During the three and six months ended June 30, 2015, options to purchase approximately 94,674 shares of common stock with a weighted average exercise price of $25.55 and options to purchase approximately 393,201 shares of common stock with a weighted average exercise price of $26.70 vested, respectively. During the three and six months ended June 30, 2014, options to purchase approximately 193,264 shares of common stock with a weighted average exercise price of $19.36 and options to purchase approximately 430,774 shares of common stock with a weighted average exercise price of $21.16 vested, respectively. As of June 30, 2015, there were unvested options relating to 712,206 shares of common stock outstanding with a total of $6,090 of unrecognized compensation cost and an average vesting period of 2.50 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2015
($ in thousands except share and per share data)

Note L – Equity-Based Compensation (continued)

free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted during the six months ended June 30, 2015 and 2014:

	2015	2014
Volatility	22.4% to 28.3%	29.0% to 31.8%
Risk free interest rate	0.99% to 1.60%	1.06% to 1.74%
Expected life in years	4.1 to 5.1	4.1 to 5.1
Dividend yield	0.00%	0.00%
Weighted average fair value	$8.70	$10.10

Activity relating to stock options granted under the Company’s plans and outside the plans during the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,428,000	$19.48
Granted	59,000	35.78
Exercised	(1,309,000)	15.06
Cancelled/Forfeited	(9,000)	29.59
Outstanding at June 30, 2015	2,169,000	$22.57	5.0 years	$42,046
Exercisable at June 30, 2015	1,457,000	$17.55	2.5 years	$35,558

Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2015 and 2014:

	2015		2014
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1,	4,067,000	$24.69	4,257,000	$24.24
Granted	246,000	36.40	161,000	35.12
Vested	(222,000)	22.94	(228,000)	24.28
Forfeited	(68,000)	34.27	(2,000)	27.03
Non-vested at June 30,	4,023,000	$25.16	4,188,000	$24.51

As of June 30, 2015, the Company had $76,720 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 7.50 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2015
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
June 30, 2015
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
June 30, 2015
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

Note N – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of June 30, 2015:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2015	$87,637	$49,324	$17,798	$154,759
Acquisitions (1)	1,700	—	—	1,700
Purchase accounting adjustment (2)	(12,408)	—	—	(12,408)
Translation and other	(244)	—	(236)	(480)
Balance at June 30, 2015	$76,685	$49,324	$17,562	$143,571
(1) Includes goodwill related to the purchase of Blondo in January 2015.
(2) Amount represents preliminary purchase price allocation of trademarks related to the Dolce Vita acquisition originally recorded in goodwill.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2015
($ in thousands except share and per share data)

Note N – Goodwill and Intangible Assets (continued)
The following table details identifiable intangible assets as of June 30, 2015:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$4,590	$2,713	$—	$1,877
Customer relationships	10 years	39,609	15,491	—	24,118
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,271	—	169
Other	3 years	14	14	—	—
		52,253	26,089	—	26,164
Re-acquired right	indefinite	35,200	6,958	—	28,242
Trademarks	indefinite	100,333	—	3,045	97,288
		$187,786	$33,047	$3,045	$151,694
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar in relation to the U.S. dollar.
(2) An impairment charge of $3,045 was recorded in the first quarter of 2015 related to the Company's Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows from a significant customer.

The estimated future amortization expense of purchased intangibles as of June 30, 2015 is as follows:

2015 (remaining six months)	$1,864
2016	3,472
2017	3,240
2018	3,103
2019	3,029
Thereafter	11,456
$26,164

Note O – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory from Mexico and are designated as cash flow hedging instruments. As of June 30, 2015, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in accrued expenses, is $2,543. As of June 30, 2015, $1,903 of losses related to cash flow hedges are recorded in accumulated other comprehensive loss, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of June 30, 2014, $156 of gains related to cash flow hedges were recorded in accumulated other comprehensive loss, net of taxes. As of June 30, 2015, the Company's hedging activities were considered effective and, thus, no ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2015, losses of $511 and $725 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales, as compared to gains of $26 and $13 for the three and six months ended June 30, 2014.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2015
($ in thousands except share and per share data)

Note P – Commitments, Contingencies and Other
Legal proceedings:

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Unless otherwise indicated in this report, all proceedings discussed in the earlier reports which are not indicated therein as having been concluded, remain outstanding as of June 30, 2015.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2015
($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

As of and three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
June 30, 2015
Net sales to external customers	$200,303	$66,384	$266,687	$56,895			$323,582
Gross profit	56,886	22,579	79,465	36,681			116,146
Commissions and licensing fees – net	—	—	—	—	$1,184	$1,943	3,127
Income from operations	17,636	10,237	27,873	5,817	1,184	1,943	36,817
Segment assets	$541,287	$207,821	749,108	150,594	38,939	—	938,641
Capital expenditures			$2,474	$2,309	$—	$—	$4,783
June 30, 2014
Net sales to external customers	$192,365	$57,434	$249,799	$45,916			$295,715
Gross profit	57,660	20,542	78,202	28,858			107,060
Commissions and licensing fees – net	—	—	—	—	$1,563	$1,624	3,187
Income from operations	25,594	10,316	35,910	1,215	1,563	1,624	40,312
Segment assets	$581,362	$165,435	746,797	127,913	30,784	—	905,494
Capital expenditures			$2,014	$1,616	$—	$—	$3,630

As of and six months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
June 30, 2015
Net sales to external customers	$424,617	$118,281	$542,898	$104,629			$647,527
Gross profit (a)	125,075	39,586	164,661	62,863			227,524
Commissions and licensing fees – net	—	—	—	—	$2,712	$4,333	7,045
Income from operations (a)	39,764	15,621	55,385	4,234	2,712	4,333	66,664
Segment assets	$541,287	$207,821	749,108	150,594	38,939	—	938,641
Capital expenditures			$4,665	$3,787	$—	$—	$8,452
June 30, 2014
Net sales to external customers	$412,104	$102,715	$514,819	$85,520			$600,339
Gross profit	126,693	37,806	164,499	50,909			215,408
Commissions and licensing fees – net	—	—	—	—	$2,975	$3,383	6,358
Income (loss) from operations	56,665	16,274	72,939	(2,992)	2,975	3,383	76,305
Segment assets	$581,362	$165,435	746,797	127,913	30,784	—	905,494
Capital expenditures			$4,227	$3,795	$—	$—	$8,022

(a) Does not sum due to rounding.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2015
($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

Revenues by geographic area for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Domestic (a)	$286,443	$269,437	$574,574	$550,819
International	37,139	26,278	72,953	49,520
Total	$323,582	$295,715	$647,527	$600,339
(a) Includes revenues of $80,058 and $158,185 for the three and six months ended June 30, 2015, respectively, and $76,632 and $159,320 for the comparable periods in 2014 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our International business.

Note R – Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  Accounting Standards Update 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  We are currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance, Accounting Standards Update No. 2014-09,  Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. Accounting Standards Update No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the delay, the new standard is effective beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

The table below reconciles these metrics to net income as presented in the condensed consolidated statements of income.

	Year-To-Date Period Ended ($ in thousands)
	June 30, 2015	December 31, 2014	June 30, 2014
Net Income	$44,699	$112,629	$52,169
Add back:
Provision for income taxes	23,131	58,764	26,222
Deduct:
Other Income	96	677	3
Interest, net	1,069	3,074	2,082
Adjusted EBIT	66,665	167,642	76,306
Add back:
Depreciation and amortization	9,265	14,519	7,206
Loss on disposal of fixed assets	661	291	78
Adjusted EBITDA	76,591	182,452	83,590

Executive Summary

Net sales for the quarter ended June 30, 2015 increased 9.4% to $323,582 from $295,715 in the same period of last year. Net income attributable to Steven Madden, Ltd. decreased 12.5% to $24,503 in the second quarter of 2015 compared to $28,002 in the same period of last year. The effective tax rate for the second quarter of 2015 increased to 33.9% compared to 32.0% in the second quarter of last year primarily due to a discrete benefit of $1,252 in the prior year effective tax rate related to state taxes. Diluted earnings per share decreased to $0.40 per share on 61,417 diluted weighted average shares outstanding compared to $0.44 per share on 64,218 diluted weighted average shares outstanding in the second quarter of last year. The financial information includes the results of operations of our recent acquisitions which include Dolce Vita, SM Mexico and Blondo from their respective dates of acquisition. When significant the results of operations section discusses results excluding acquisitions.
Our inventory turnover (calculated on a trailing twelve month average) excluding acquisitions for the quarter ended June 30, 2015 and 2014 was 10.3 times and 10.7 times, respectively. Our accounts receivable average collection was 73 days in the second quarter of 2015, flat compared to the comparable period in 2014. As of June 30, 2015, we had $189,633 in cash, cash equivalents and marketable securities, no long-term debt and total stockholders’ equity of $672,804. Working capital decreased to $257,566 as of June 30, 2015, compared to $336,162 on June 30, 2014.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended June 30,
($ in thousands)

	2015		2014
CONSOLIDATED:
Net sales	$323,582	100.0%	$295,715	100.0%
Cost of sales	207,436	64.1%	188,655	63.8%
Gross profit	116,146	35.9%	107,060	36.2%
Commission and licensing fee income – net of expenses	3,127	1.0%	3,187	1.1%
Operating expenses	82,456	25.5%	69,935	23.6%
Income from operations	36,817	11.4%	40,312	13.6%
Interest and other income – net	670	0.2%	1,053	0.4%
Income before income taxes	37,487	11.6%	41,365	14.0%
Net income attributable to Steven Madden, Ltd.	24,503	7.6%	28,002	9.5%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$200,303	100.0%	$192,365	100.0%
Cost of sales	143,417	71.6%	134,705	70.0%
Gross profit	56,886	28.4%	57,660	30.0%
Operating expenses	39,250	19.6%	32,066	16.7%
Income from operations	17,636	8.8%	25,594	13.3%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$66,384	100.0%	$57,434	100.0%
Cost of sales	43,805	66.0%	36,892	64.2%
Gross profit	22,579	34.0%	20,542	35.8%
Operating expenses	12,342	18.6%	10,226	17.8%
Income from operations	10,237	15.4%	10,316	18.0%

RETAIL SEGMENT:
Net sales	$56,895	100.0%	$45,916	100.0%
Cost of sales	20,214	35.5%	17,058	37.2%
Gross profit	36,681	64.5%	28,858	62.8%
Operating expenses	30,864	54.2%	27,643	60.2%
Loss from operations	5,817	10.2%	1,215	2.6%
Number of stores	161		124

FIRST COST SEGMENT:
Other commission income – net of expenses	$1,184	100.0%	$1,563	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$1,943	100.0%	$1,624	100.0%

Selected Financial Information
Six Months Ended June 30,
($ in thousands)

	2015		2014
CONSOLIDATED:
Net sales	$647,527	100.0%	$600,339	100.0%
Cost of sales	420,003	64.9%	384,931	64.1%
Gross profit	227,524	35.1%	215,408	35.9%
Commission and licensing fee income – net of expenses	7,045	1.1%	6,358	1.1%
Operating expenses	164,860	25.5%	145,461	24.2%
Impairment charge	3,045	0.5%	—	—%
Income from operations	66,664	10.3%	76,305	12.7%
Interest and other income – net	1,166	0.2%	2,086	0.3%
Income before income taxes	67,830	10.5%	78,391	13.1%
Net income attributable to Steven Madden, Ltd.	44,327	6.8%	51,639	8.6%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$424,617	100.0%	$412,104	100.0%
Cost of sales	299,542	70.5%	285,411	69.3%
Gross profit	125,075	29.5%	126,693	30.7%
Operating expenses	85,311	20.1%	70,028	17.0%
Income from operations	39,764	9.4%	56,665	13.8%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$118,281	100.0%	$102,715	100.0%
Cost of sales	78,695	66.5%	64,909	63.2%
Gross profit	39,586	33.5%	37,806	36.8%
Operating expenses	23,965	20.3%	21,532	21.0%
Income from operations	15,621	13.2%	16,274	15.8%

RETAIL SEGMENT:
Net sales	$104,629	100.0%	$85,520	100.0%
Cost of sales	41,766	39.9%	34,611	40.5%
Gross profit	62,863	60.1%	50,909	59.5%
Operating expenses	58,629	56.0%	53,901	63.0%
Loss from operations	4,234	4.0%	(2,992)	(3.5)%
Number of stores	161		124

FIRST COST SEGMENT:
Other commission income – net of expenses	$2,712	100.0%	$2,975	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$4,333	100.0%	$3,383	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Consolidated:
Net sales for the three months ended June 30, 2015 increased 9.4% to $323,582 compared to $295,715 in the same period of last year. Gross margin decreased to 35.9% from 36.2% due primarily to customer mix shifts and increased markdown activity in the Wholesale segments. Operating expenses increased in the second quarter of this year to $82,456 from $69,935 in the second quarter of last year due to the increase in retail store locations and the impact of recent acquisitions. Operating expenses as a percentage of sales were 25.5% for the second quarter of 2015 compared to 23.6% in the second quarter of 2014 due to deleverage on lower organic sales. Commission and licensing fee income for the second quarter of 2015 decreased to $3,127 compared to $3,187 achieved in the second quarter of 2014. The effective tax rate for the second quarter of 2015 increased to 33.9% compared to 32.0% in the second quarter of last year due primarily to a discrete benefit of $1,252 in the prior year effective tax rate related to state taxes. Net income attributable to Steven Madden, Ltd. for the second quarter of 2015 decreased to $24,503 compared to net income for the second quarter of 2014 of $28,002.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $200,303, or 61.9%, and $192,365, or 65.1%, of our total net sales for the second quarter of 2015 and 2014, respectively. Included in the second quarter of 2015 are net sales of $20,022 related to our recent acquisitions. Excluding net sales related to acquisitions, net sales decreased 6% to $180,281 compared to $190,928 in the prior year period. The prior year amount of $190,928 was adjusted to exclude sales to SM Mexico as a distributor prior to our acquisition of SM Mexico. The decrease excluding the impact of acquisitions was driven by declines in both branded and private label footwear.

Gross profit margin in the Wholesale Footwear segment was 28.4% for the second quarter of 2015 compared to 30.0% for the second quarter of 2014, the decrease resulting from increased markdown activity. Operating expenses increased to $39,250 in the second quarter of 2015 from $32,066 in the same period of last year. As a percentage of net sales, operating expenses increased to 19.6% in the second quarter of 2015 compared to 16.7% in the same period of 2014. Excluding the impact of acquisitions, operating expenses were $33,058, or 18.3%, of net sales. The increase in operating expense as a percent of net sales is primarily the result of deleverage on lower organic sales.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $66,384, or 20.5%, and $57,434, or 19.4%, of total net sales for the Company in the second quarters of 2015 and 2014, respectively. This 15.6% increase in net sales in the second quarter of 2015 is attributable to double digit growth in Betsey Johnson, Steve Madden, Madden Girl and private label handbag businesses.

Gross profit margin in the Wholesale Accessories segment decreased to 34.0% in the second quarter of this year from 35.8% in the same period in 2014, primarily due to an increase in sales to value priced retailers and an increase in private label handbags both of which have lower margins. In the second quarter of 2015, operating expenses increased to $12,342 compared to $10,226 in the same period of last year. As a percentage of net sales, operating expenses were 18.6% in the second quarter of 2015 compared to 17.8% in the same period of 2014. The increase as a percentage of sales is a result of the prior year amounts including a favorable impact from a benefit received for the reversal of contingent liabilities and favorable legal settlement costs. Income from operations for the Wholesale Accessories segment decreased 0.8% to $10,237 for the second quarter of 2015 compared to $10,316 for the same period of last year.

Retail Segment:
In the second quarter of 2015, net sales from the Retail segment accounted for $56,895, or 17.6%, of our total net sales compared to $45,916, or 15.5%, of our total net sales in the same period last year, which represents a $10,979, or 23.9%, increase. The increase in net sales reflects the net addition of 37 retail stores since the second quarter of 2014, as well as an 18.5% increase in comparable store sales, which was driven by better fashion footwear trends, stronger product assortment and improvement in traffic count and conversion rate. Excluding the acquisition of SM Mexico retail stores, net sales increased 19.6%. We added 15 new stores and closed five stores during the twelve months ended June 30, 2015. In addition, we acquired the Dolce Vita online store, added 22 stores through the acquisition of SM Mexico and four stores in connection with our new joint venture in South Africa. As a result, we had 161 retail stores as of June 30, 2015 compared to 124 stores as of June 30, 2014. The 161 stores currently in operation include 119 Steve Madden® stores, 36 Steve Madden® outlet stores, one Steven® store, one Superga® store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the second quarter of 2015 and 2014) increased 18.5% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the second quarter of 2015, gross margin increased to 64.5% from 62.8% in the same period of 2014, primarily due to decreased promotional activity. In the second quarter of 2015, operating expenses increased to $30,864, or 54.2%, of net sales compared to $27,643, or 60.2%, of net sales in the second quarter of last year due to the acquisition of SM Mexico. The decrease as a percent of net sales reflects leverage on operating expenses driven by same store sales growth. Income from operations for the Retail segment was $5,817 in the second quarter of this year compared to $1,215 in the same period of last year. Excluding the acquisition of SM Mexico income from operations in the second quarter of this year was $5,239.

First Cost Segment:
The First Cost segment which includes net commission income and fees decreased to $1,184 for the second quarter of 2015 compared to $1,563 for the comparable period of 2014 due to softness in commission related sales.

Licensing Segment:
Net licensing income was $1,943 and $1,624 for the second quarter ended June 30, 2015 and 2014, respectively.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Consolidated:
Net sales for the six months ended June 30, 2015 increased 7.9% to $647,527 compared to $600,339 in the same period of last year. Gross margin decreased to 35.1% from 35.9% due primarily to customer mix shifts and increased markdown activity in the Wholesale segments. Operating expenses increased for the first six months of 2015 to $164,860 from $145,461 for the first six months of 2014. Operating expenses included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses were $85,504. Excluding the aforementioned benefit, the increase in operating expenses is primarily due to the increase in retail store locations and the impact of recent acquisitions. Operating expenses, excluding the aforementioned lease termination income, as a percentage of sales were 25.9% for the first six months of 2015 compared to 24.2% in the first six months of 2014 due to operating expense deleverage on lower organic sales. Commission and licensing fee income for the first six months of 2015 increased to $7,045 compared to $6,358 achieved in the first six months of 2014. Net income attributable to Steven Madden, Ltd. for the first six months of 2015 decreased to $44,327 compared to net income for the first six months of 2014 of $51,639. Net income attributable to Steven Madden, Ltd. for the first six months of 2015 included the $3,048 pre-tax benefit related to the closure of our 5th Avenue, New York store location. Net income attributable to Steven Madden, Ltd. also included a pre-tax charge of $3,045 related to the partial impairment of our Wild Pair trademark. The impairment of Wild Pair was triggered by a decrease in expected sales stream from a significant customer.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $424,617, or 65.6%, and $412,104, or 68.6%, of our total net sales for the first six months of 2015 and 2014, respectively. Included in the first six months of 2015 are net sales of $42,014 related to our recent acquisitions. Excluding net sales related to acquisitions, net sales decreased 6.5% to $382,603 compared to $409,389 in the prior year period. The prior year amount of $409,389 was adjusted to exclude sales to SM Mexico as a distributor prior to our acquisition of SM Mexico. Excluding the impact of acquisitions, the decrease was driven by declines in both branded and private label footwear.

Gross profit margin in the Wholesale Footwear segment was 29.5% for the first six months of 2015 compared to 30.7% for the first six months of 2014. The decrease was primarily due to increased markdown activity. Operating expenses increased to $85,311 in the first six months of 2015 from $70,028 in the same period of last year. As a percentage of net sales, operating expenses increased to 20.1% in the first six months of 2015 compared to 17.0% in the same period of 2014. Excluding the impact of acquisitions, operating expenses were $74,513, or 19.5%, of net sales. The increase in operating expense as a percent of net sales is primarily the result of operating expense deleverage on lower organic sales.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $118,281, or 18.3%, and $102,715, or 17.1%, of total net sales for the Company for the first six months of 2015 and 2014, respectively. This 15.2% increase in net sales in the first six months of 2015 is attributable to double digit growth in Betsey Johnson, Madden Girl and private label handbag businesses.

Gross profit margin in the Wholesale Accessories segment decreased to 33.5% in the first six months of 2015 from 36.8% in the same period in 2014, primarily due to an increase in sales to value priced retailers and an increase in private label handbags both of which have lower margins. In the first six months of 2015, operating expenses were $23,965 compared to $21,532 in the same period of last year. As a percentage of net sales, operating expenses were 20.3% in the first six months of 2015 compared to 21.0% in the same period of 2014. The decrease as a percentage of sales is a result of an increase in organic sales. Income from operations for the Wholesale Accessories segment decreased 4.0% to $15,621 for the first six months of 2015 compared to $16,274 for the same period of last year.

Retail Segment:
In the first six months of 2015, net sales from the Retail segment accounted for $104,629, or 16.2% , of our total net sales compared to $85,520, or 14.2%, of our total net sales in the same period last year, which represents a $19,109, or 22.3%, increase. The increase in net sales reflects the net addition of 37 retail stores since the second quarter of 2014, as well as a 15.3% increase in comparable store sales, which was driven by better fashion footwear trends, stronger product assortment and improvement in traffic count and conversion rate. Excluding the acquisition of SM Mexico retail stores, net sales increased 18.4%. We added 15 new stores and closed five stores during the twelve months ended June 30, 2015. In addition, we acquired the Dolce Vita online store, added 22 stores through the acquisition of SM Mexico and four stores in connection with our new joint venture in South Africa. As a result, we had 161 retail stores as of June 30, 2015 compared to 124 stores as of June 30, 2014. The 161 stores currently in operation include 119 Steve Madden® stores, 36 Steve Madden® outlet stores, one Steven® store, one Superga® store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first six months of 2015 and 2014) increased 15.3% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the first six months of 2015, gross margin increased to 60.1% from 59.5% in the same period of 2014, primarily due to decreased promotional activity. In the first six months of 2015, operating expenses increased to $58,629, or 56.0%, of net sales compared to $53,901, or 63.0%, of net sales in the first six months of 2014 due to new store openings and additional stores acquired last year in the acquisition of SM Mexico. Operating expenses included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses were $61,677, or 58.9% of net sales. The increase reflects the net year-over-year increase in new store openings. The decrease as a percent of net sales reflects leverage on operating expenses driven by same store sales growth. Income from operations for the Retail segment was $4,234 in the first six months of 2015 compares to a loss of $2,992 in the same period of last year. Excluding the benefit of $3,048 in the first quarter of 2015 income from operations for the Retail segment was $1,186.

First Cost Segment:
The First Cost segment which includes net commission income and fees decreased to $2,712 for the first six months of 2015 compared to $2,975 for the comparable period of 2014.

Licensing Segment:
Net licensing income was $4,333 and $3,383 for the first six months of 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Our primary source of liquidity is cash flows generated from our operations. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements and retail store expansion and remodeling.
Cash, cash equivalents and short-term investments totaled $100,204 and $112,648 at June 30, 2015 and December 31, 2014, respectively. Of the total cash, cash equivalents and short-term investments at June 30, 2015, $49,918, or approximately 50%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2014, $57,256, or approximately 51%, was held in our foreign subsidiaries. To date, deferred taxes have been estimated and accrued for foreign subsidiary earnings that have not been determined to be indefinitely reinvested. As of June 30, 2015, the cumulative total amount of earnings considered to be indefinitely reinvested of our foreign subsidiaries was $64,147. If such amounts were not indefinitely reinvested, the Company would incur approximately $11,867 in taxes that were not previously provided for in our condensed consolidated statements of income. Management believes that our existing domestic and international cash, cash equivalents, short-term investments and cash flows from operations, which are not considered to be indefinitely reinvested, continue to be sufficient to fund our operating activities. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings of $64,147 as of June 30, 2015, that were considered to be indefinitely reinvested and we do not believe there are any material implications or restrictions on our liquidity as a result of having a significant portion of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.
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
As of June 30, 2015, we had working capital of $257,566, cash and cash equivalents of $68,994 and investments in marketable securities of $120,639.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $53,783 for the six months of 2015 compared to cash provided by operations of $67,813 in the same period of last year. The primary sources of cash were net income of $44,699, as well as decreases in prepaids and increases in accounts payable and other accrued expenses. These cash sources were more than offset by uses of cash related to factor receivables, accounts receivable and inventory, net of acquisitions.
INVESTING ACTIVITIES
 ($ in thousands)

During the six months ended June 30, 2015, we invested $27,093 in marketable securities and received $26,224 from the maturities and sales of marketable securities. We also made capital expenditures of $8,452, principally for improvements to existing stores, systems enhancements, new stores and leasehold improvements to office space. Additionally, we made payments of $8,729 related to the purchase of Blondo (see Note M to the Condensed Consolidated Financial Statements contained in this Quarterly Report).

FINANCING ACTIVITIES
($ in thousands)
During the six months ended June 30, 2015, net cash used for financing activities was $48,429, which consisted of the repurchase of shares of common stock for an aggregate purchase price of approximately $74,156 (see Note J to the Condensed Consolidated Financial Statements contained in this Quarterly Report) and payment of contingent liabilities of $2,950, offset by the tax benefit from the exercise of stock options of $8,974, and proceeds from the exercise of stock options of $19,703.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of June 30, 2015 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	2020 and after
Operating lease obligations	$232,416	$18,675	$71,525	$56,958	$85,258
Purchase obligations	183,246	182,628	618	—	—
Contingent payment liabilities	35,541	17,934	17,607	—	—
Other long-term liabilities (future minimum royalty payments)	7,250	250	2,000	2,000	3,000
Total	$458,453	$219,487	$91,750	$58,958	$88,258
At June 30, 2015, we had open letters of credit for the purchase of inventory of approximately $783.
As previously reported, on January 3, 2012, the Company entered into an amendment, dated as of December 30, 2011, to the employment agreement of the Company's Creative and Design Chief, Steven Madden. The amended employment agreement provides Mr. Madden with a base annual salary of approximately $8,250 in 2015 and approximately $7,026 annually for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. As described in Note L to the Condensed Consolidated Financial Statements, in 2012, Mr. Madden also received two restricted stock awards pursuant to his amended employment agreement. The employment agreement further entitles Mr. Madden to an annual life insurance premium payment, an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria, as well as the opportunity for discretionary cash bonuses. On May 28, 2015, Mr. Madden waived his annual stock option grant for 2015, which stock option would have been issued to him on or about the date of the Company's 2015 annual meeting of stockholders. The terms of an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden were amended in connection with the amendment of the employment agreement. The amended terms included the elimination of further interest accumulation on the loan. The outstanding principal amount of the loan, together with all previously accrued interest, has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $1,176 in the remainder of 2015, $1,744 in 2016 and $582 in 2017. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, "SM Canada") on February 21, 2012, we are subject to potential earn-out payments to the seller of SM Canada based on the annual performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. We made the third earn-out payment of $2,950, based on the performance of SM Canada during the twelve month period ended on March 31, 2015, to the seller of SM Canada during the second quarter of 2015. In connection with our acquisition of Cejon Inc, Cejon Accessories, Inc. and New East Designs, LLC (collectively "Cejon") on May 25, 2011, we are subject to potential earn-out payments to the seller of Cejon based on the annual performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The third earn-out payment of $5,160 was made to the seller of Cejon in the third quarter of 2014. In connection with our acquisition of Dolce Vita on August 13, 2014, we are subject to potential earn-out payments to the sellers of Dolce Vita based on the performance of Dolce Vita in each of the twelve month periods ending on

September 30, 2015 and 2016 equal to 50% of Dolce Vita’s EBITDA in each such year; provided that the aggregate minimum earn-out payments for the entire two-year earn-out period shall be no less than $5,000. Our recently completed acquisition, SM Mexico, includes potential earn-out payments to the seller of SM Mexico based on the annual performance of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016.
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
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended June 30, 2015. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
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
As of June 30, 2015, we held marketable securities valued at $120,639, which consist primarily of certificates of deposit and corporate bonds. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of June 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended June 30, 2015, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note J to the Condensed Consolidated Financial Statements. During the three months ended June 30, 2015, there were no sales by the Company of unregistered shares of the Company's common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2015 - 4/30/2015	127,100	$38.59	127,100	$142,082
5/1/2015 - 5/31/2015	228,411	$39.09	228,411	$133,154
6/1/2015 - 6/30/2015	191,433	$39.42	191,433	$125,608
Total	546,944	$36.79	546,944	$125,608

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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

DATE: August 7, 2015

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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