Form 10-Q
period 2015-09-30
STEVEN MADDEN, LTD.
filed 2015-11-06
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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
Yes  ☐   No ☒

As of November 5, 2015, the latest practicable date, there were 62,577,109 shares of the registrant’s common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2015	December 31, 2014	September 30, 2014
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,654	$81,450	$169,911
Accounts receivable, net of allowances of $2,589, $880 and $3,781	23,269	10,551	29,997
Factor accounts receivable, net of allowances of $21,977, $22,683 and $15,301	261,566	184,043	230,436
Inventories	123,768	92,677	103,151
Marketable securities – available for sale	22,834	31,198	16,989
Prepaid expenses and other current assets	23,663	17,131	18,763
Prepaid taxes	—	11,051	—
Deferred taxes	14,302	14,125	12,288
Total current assets	508,056	442,226	581,535
Notes receivable	1,197	1,878	2,440
Note receivable – related party	3,074	3,328	3,581
Property and equipment, net	71,162	68,905	63,092
Other assets	5,422	10,036	6,463
Marketable securities – available for sale	89,705	90,446	2,573
Goodwill – net	143,589	154,759	144,972
Intangibles – net	147,680	139,657	129,876
Total Assets	$969,885	$911,235	$934,532
LIABILITIES
Current liabilities:
Accounts payable	$130,556	$92,635	$118,817
Accrued expenses	71,511	67,828	56,693
Income taxes payable	13,039	—	11,645
Contingent payment liability – current portion	19,893	11,455	12,476
Accrued incentive compensation	5,930	5,673	5,386
Total current liabilities	240,929	177,591	205,017
Contingent payment liability	13,286	27,178	17,082
Deferred rent	11,921	11,573	11,101
Deferred taxes	18,487	24,706	15,514
Other liabilities	—	658	139
Total Liabilities	284,623	241,706	248,853
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 85,173, 83,491 and 83,302 shares issued, 62,564, 63,625 and 64,696 shares outstanding	6	6	8
Additional paid-in capital	320,229	275,039	267,021
Retained earnings	871,109	783,904	762,931
Accumulated other comprehensive loss	(25,623)	(12,752)	(8,104)
Treasury stock – 22,609, 19,866, and 18,606 shares at cost	(480,834)	(376,942)	(336,466)
Total Steven Madden, Ltd. stockholders’ equity	684,887	669,255	685,390
Non-controlling interests	375	274	289
Total stockholders’ equity	685,262	669,529	685,679
Total Liabilities and Stockholders’ Equity	$969,885	$911,235	$934,532

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$413,462	$391,992	$1,060,989	$992,331
Cost of sales	264,691	255,895	684,694	640,826
Gross profit	148,771	136,097	376,295	351,505

Commission and licensing fee income – net	6,643	5,103	13,689	11,461
Operating expenses	(89,130)	(81,867)	(253,991)	(227,328)
Impairment charge	—	—	(3,045)	—
Income from operations	66,284	59,333	132,948	135,638
Interest and other (loss) income – net	(895)	1,132	273	3,218
Income before provision for income taxes	65,389	60,465	133,221	138,856
Provision for income taxes	22,298	21,163	45,428	47,385
Net income	43,091	39,302	87,793	91,471
Net income attributable to non-controlling interests	206	54	578	584
Net income attributable to Steven Madden, Ltd.	$42,885	$39,248	$87,215	$90,887

Basic net income per share	$0.73	$0.64	$1.47	$1.47

Diluted net income per share	$0.70	$0.62	$1.42	$1.42

Basic weighted average common shares outstanding	58,911	61,019	59,271	61,936
Effect of dilutive securities – options/restricted stock	2,149	2,196	2,245	2,248
Diluted weighted average common shares outstanding	61,060	63,215	61,516	64,184
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$43,091			$87,793
Other comprehensive (loss) income:
Foreign currency translation adjustment	$(8,149)	$—	(8,149)	$(12,644)	$—	(12,644)
Gain (loss) on cash flow hedging derivatives	940	(343)	597	400	(146)	254
Unrealized gain (loss) on marketable securities	(792)	289	(503)	(761)	278	(483)
Total other comprehensive (loss) income	$(8,001)	$(54)	(8,055)	$(13,005)	$132	(12,873)

Comprehensive income			35,036			74,920
Comprehensive income attributable to non-controlling interests			206			578
Comprehensive income attributable to Steven Madden, Ltd.			$34,830			$74,342

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$39,302			$91,471
Other comprehensive (loss) income:
Foreign currency translation adjustment	$(3,346)	$—	(3,346)	$(3,390)	$—	(3,390)
Gain (loss) on cash flow hedging derivatives	(485)	187	(298)	227	(87)	140
Unrealized gain (loss) on marketable securities	(1,076)	420	(656)	2,986	(1,164)	1,822
Total other comprehensive (loss) income	$(4,907)	$607	(4,300)	$(177)	$(1,251)	(1,428)

Comprehensive income			35,002			90,043
Comprehensive income attributable to non-controlling interests			54			584
Comprehensive income attributable to Steven Madden, Ltd.			$34,948			$89,459
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$87,793	$91,471
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from the exercise of stock options	(10,428)	(1,631)
Depreciation and amortization	13,940	10,961
Loss on disposal of fixed assets	989	278
Impairment charge	3,045	—
Deferred taxes	(8,890)	(1,120)
Note receivable - related party	(52)	—
Stock-based compensation	13,609	14,593
Deferred rent	348	1,035
Realized gain on sale of marketable securities	82	678
Contingent liability	(2,504)	(1,378)
Changes, net of acquisitions, in:
Accounts receivable, net of allowances	(12,718)	(1,060)
Factor accounts receivable, net of allowances	(77,523)	(62,079)
Inventories	(31,592)	(17,075)
Prepaids and other assets	17,448	6,965
Accounts payable and other accrued expenses	56,601	32,416
Net cash provided by operating activities	50,148	74,054

Cash flows from investing activities:
Purchases of property and equipment	(13,524)	(12,605)
Purchases of marketable securities	(28,705)	(17,420)
Sales of marketable securities	33,332	112,293
Repayment of notes receivable	342	383
Acquisitions, net of cash acquired	(9,129)	(61,414)
Net cash (used for) provided by investing activities	(17,684)	21,237

Cash flows from financing activities:
Common stock repurchases for treasury	(103,892)	(101,751)
Proceeds from exercise of stock options	21,154	2,940
Tax benefit from the exercise of stock options	10,428	1,631
Payment of contingent liability	(2,950)	(8,475)
Net cash used for financing activities	(75,260)	(105,655)
Net decrease in cash and cash equivalents	(42,796)	(10,364)
Cash and cash equivalents – beginning of period	81,450	180,275
Cash and cash equivalents – end of period	$38,654	$169,911
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2015
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2015 presentation. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2014 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 26, 2015.
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
Note D – Notes Receivable
As of September 30, 2015 and December 31, 2014, Notes Receivable were comprised of the following:

	September 30, 2015	December 31, 2014
Note receivable from seller of SM Canada	$1,197	$1,878

In connection with the Company's February 21, 2012 acquisition of all of the assets comprising the footwear, handbags and accessories wholesale and retail businesses of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2015
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
Note E – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to ten years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2015, losses of $14 and gains of $82, respectively, were reclassified from accumulated other comprehensive income and recognized in the income statement in other income compared to gains of $674 and $678 for the comparable periods in 2014. These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three and nine months ended September 30, 2015, the amortization of bond premiums totaled $347 and $1,040 compared to $51 and $324 for the comparable periods in 2014. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. The schedule of maturities at September 30, 2015 and December 31, 2014 are as follows:

	Maturities as of September 30, 2015		Maturities as of December 31, 2014
	1 Year or Less	1 to 10 Years	1 Year or Less	1 to 10 Years
Corporate bonds	$11,436	$89,705	$11,363	$90,446
Certificates of deposit	11,398	—	19,835	—
Total	$22,834	$89,705	$31,198	$90,446
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
September 30, 2015
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

The Company’s financial assets and liabilities subject to fair value measurements as of September 30, 2015 and December 31, 2014 are as follows:

		September 30, 2015
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,423	$2,423	$—	$—
Current marketable securities – available for sale (a)	22,834	22,834	—	—
Note receivable – related party (b)	3,074	—	—	3,074
Note receivable from seller of SM Canada (c)	1,197	—	—	1,197
Long-term marketable securities – available for sale (d)	89,705	89,705	—	—
Total assets	$119,233	$114,962	$—	$4,271
Liabilities:
Forward contracts	$1,460	$—	$1,460	$—
Contingent consideration (e)	33,179	—	—	33,179
Total liabilities	$34,639	$—	$1,460	$33,179
(a) Current marketable securities includes unrealized losses of $639.
(b) The decrease in the balance of the note receivable from related party is due to forgiveness of $306, partially offset by accrued interest income of $52 (see Note I).
(c) The decrease in the balance of the note receivable from the seller of SM Canada is due to principal payments of $342 made in the second and third quarter in connection with the earn-out payment and of $339 in foreign currency translation.

(d) Long-term marketable securities includes unrealized gains of $151 and unrealized losses of $962.
(e) The decrease in the contingent consideration at September 30, 2015 compared to December 31, 2014 is due to an earn-out payment of $2,950 during the second quarter of 2015 to the seller of SM Canada and a decrease of $2,504 due to a change in estimate of the expected payments.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2015
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
September 30, 2015
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
September 30, 2015
($ in thousands except share and per share data)

Note I – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock, which common stock he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and the maturity date to June 30, 2015 at which time all principal and accrued interest would become due. On January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the note was again amended and restated (the “Third Amended and Restated Note”) to extend its maturity date to December 31, 2023 and eliminate the accrual of interest after December 31, 2011. In addition, the Third Amended and Restated Note provides that, commencing on December 31, 2014, and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company, provided that Mr. Madden continues to be employed by the Company on each such December 31. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Condensed Consolidated Financial Statements. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest a portion of the shares of the Company’s common stock, pledged by Mr. Madden as collateral for the loan. The number of shares of the Company's common stock currently securing the repayment of the loan is 472,500 shares. On September 30, 2015, the total market value of these shares was $17,303. Pursuant to the elimination of further interest accumulation under the Third Amended and Restated Note, the outstanding principal and the accrued interest has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan. On December 31, 2014, the Company also recorded a charge in the amount of $409 to write-off the required one-tenth of the principal amount of the Third Amended and Restated Note, which was partially offset by $156 of accrued interest.
Note J – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. On February 20, 2015, the Board of Directors approved the extension of the Share Repurchase Program for an additional $150,000 in repurchases of the Company's common stock. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the nine months ended September 30, 2015, an aggregate of 2,744,985 shares of the Company's common stock were repurchased under the Share Repurchase Program, at an average price per share of $37.85, for an aggregate purchase price of approximately $103,894. As of September 30, 2015, approximately $95,872 remained available for future repurchases under the Share Repurchase Program.

Note K – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,037,000 and 4,058,000 shares for the three and nine months ended September 30, 2015, respectively, compared to 4,129,000 and 4,156,000 shares for the three and nine months ended September 30, 2014, respectively. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three and nine months ended September 30, 2015, options to purchase approximately 6,000 and 15,000 shares of common stock, respectively, have been excluded in the calculation of diluted net income per share as compared to 362,000 and 347,000 shares that were excluded for the three and nine months ended September 30, 2014, as the result would have been antidilutive. For the three and nine months ended September 30, 2015 and 2014, all unvested restricted stock awards were dilutive.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2015
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

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(19,151,000)
Common stock available for grant of stock-based awards as of September 30, 2015	4,315,000

Total equity-based compensation for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted stock	$3,792	$3,787	$11,120	$11,300
Stock options	735	1,030	2,489	3,293
Total	$4,527	$4,817	$13,609	$14,593

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from stock options exercised	$1,451	$1,913	$21,154	$2,940
Intrinsic value of stock options exercised	$4,340	$1,948	$33,634	$3,083

During the three and nine months ended September 30, 2015, options to purchase approximately 23,074 shares of common stock with a weighted average exercise price of $31.02 and options to purchase approximately 416,275 shares of common stock with a weighted average exercise price of $26.94 vested, respectively. During the three and nine months ended September 30, 2014, options to purchase approximately 32,072 shares of common stock with a weighted average exercise price of $25.69 and options to purchase approximately 462,846 shares of common stock with a weighted average exercise price of $21.48 vested, respectively. As of September 30, 2015, there were unvested options relating to 704,000 shares of common stock outstanding with a total of $5,375 of unrecognized compensation cost and an average vesting period of 2.20 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2015
($ in thousands except share and per share data)

Note L – Equity-Based Compensation (continued)

free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted during the nine months ended September 30, 2015 and 2014:

	2015	2014
Volatility	22.4% to 28.3%	28.8% to 31.8%
Risk free interest rate	0.99% to 1.60%	1.06% to 1.80%
Expected life in years	4.1 to 5.1	4.1 to 5.1
Dividend yield	0.00%	0.00%
Weighted average fair value	$8.81	$10.07

Activity relating to stock options granted under the Company’s plans and outside the plans during the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,428,000	$19.48
Granted	69,000	36.59
Exercised	(1,456,000)	14.57
Cancelled/Forfeited	(10,000)	30.11
Outstanding at September 30, 2015	2,031,000	$23.52	3.2 years	$25,493
Exercisable at September 30, 2015	1,327,000	$18.50	2.1 years	$23,777

Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2015 and 2014:

	2015		2014
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1,	4,067,000	$24.69	4,257,000	$24.24
Granted	284,000	37.10	168,000	35.05
Vested	(235,000)	22.94	(244,000)	24.64
Forfeited	(68,000)	34.27	(2,000)	27.03
Non-vested at September 30,	4,048,000	$25.29	4,179,000	$24.54

As of September 30, 2015, the Company had $73,415 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 6.60 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2015
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
September 30, 2015
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

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of Dolce Vita were recorded at their fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, which are subject to change. During the third quarter of 2015 and prior to August 13, 2015, the Company finalized the allocation of the purchase price for Dolce Vita. The final allocation of the purchase price is allocated as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2015
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

Note N – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of September 30, 2015:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2015	$87,637	$49,324	$17,798	$154,759
Acquisitions (1)	1,700	—	—	1,700
Purchase accounting adjustment (2)	(12,408)	—	—	(12,408)
Translation and other	(157)	—	(305)	(462)
Balance at September 30, 2015	$76,772	$49,324	$17,493	$143,589
(1) Includes goodwill related to the purchase of Blondo in January 2015.
(2) Amount represents the final purchase price allocation of customer relations related to the Dolce Vita acquisition originally recorded in goodwill.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2015
($ in thousands except share and per share data)

Note N – Goodwill and Intangible Assets (continued)
The following table details identifiable intangible assets as of September 30, 2015:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$4,590	$2,817	$—	$1,773
Customer relationships	10 years	39,609	16,848	—	22,761
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,330	—	110
Other	3 years	14	14	—	—
		52,253	27,609	—	24,644
Re-acquired right	indefinite	35,200	9,452	—	25,748
Trademarks	indefinite	100,333	—	3,045	97,288
		$187,786	$37,061	$3,045	$147,680
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar in relation to the U.S. dollar.
(2) An impairment charge of $3,045 was recorded in the first quarter of 2015 related to the Company's Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows from a significant customer.

The estimated future amortization expense of purchased intangibles as of September 30, 2015 is as follows:

2015 (remaining three months)	$910
2016	3,391
2017	3,165
2018	3,031
2019	2,959
Thereafter	11,188
$24,644

Note O – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory from Mexico and are designated as cash flow hedging instruments. As of September 30, 2015, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in accrued expenses, is $1,460. As of September 30, 2015, $1,307 of losses related to cash flow hedges are recorded in accumulated other comprehensive loss, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of September 30, 2014, $142 of losses related to cash flow hedges were recorded in accumulated other comprehensive loss, net of taxes. As of September 30, 2015, the Company's hedging activities were considered effective and, thus, no ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2015, losses of $671 and $1,396 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales, as compared to gains of $40 and $53 for the three and nine months ended September 30, 2014. Also included in other (loss) income are losses of $1,440 for the three and nine months ended September 30, 2015 that were reclassified from accumulated other comprehensive income as a result of the discontinuance of certain foreign currency cash flow hedges because it is probable that the original forecasted transactions will not occur by the end of the originally specified time period. The hedging instruments are now being carried at fair value with any changes in fair value recorded to earnings.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2015
($ in thousands except share and per share data)

Note P – Commitments, Contingencies and Other
Legal proceedings:

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Unless otherwise indicated in this report, all proceedings discussed in the earlier reports which are not indicated therein as having been concluded, remain outstanding as of September 30, 2015.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2015
($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

As of and three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2015
Net sales to external customers	$278,813	$78,227	$357,040	$56,422			$413,462
Gross profit	87,504	27,179	114,683	34,088			148,771
Commissions and licensing fees – net	—	—	—	—	$3,479	$3,164	6,643
Income from operations	42,850	15,299	58,149	1,492	3,479	3,164	66,284
Segment assets	$567,116	$193,535	760,651	153,273	55,961	—	969,885
Capital expenditures			$1,329	$3,743	$—	$—	$5,072
September 30, 2014
Net sales to external customers	$272,923	$70,044	$342,967	$49,025			$391,992
Gross profit	82,642	24,597	107,239	28,858			136,097
Commissions and licensing fees – net	—	—	—	—	$3,101	$2,002	5,103
Income from operations	41,326	13,010	54,336	(106)	3,101	2,002	59,333
Segment assets	$658,011	$102,955	760,966	128,213	45,353	—	934,532
Capital expenditures			$2,026	$2,557	$—	$—	$4,583

As of and nine months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2015
Net sales to external customers	$703,430	$196,508	$899,938	$161,051			$1,060,989
Gross profit (a)	212,579	66,765	279,344	96,951			376,295
Commissions and licensing fees – net	—	—	—	—	$6,191	$7,497	13,688
Income from operations (a)	82,614	30,920	113,534	5,726	6,191	7,497	132,948
Segment assets	$567,116	$193,535	760,651	153,273	55,961	—	969,885
Capital expenditures			$5,994	$7,530	$—	$—	$13,524
September 30, 2014
Net sales to external customers	$685,027	$172,759	$857,786	$134,545			$992,331
Gross profit	209,335	62,403	271,738	79,767			351,505
Commissions and licensing fees – net	—	—	—	—	$6,076	$5,385	11,461
Income (loss) from operations	97,991	29,284	127,275	(3,098)	6,076	5,385	135,638
Segment assets	$658,011	$102,955	760,966	128,213	45,353	—	934,532
Capital expenditures			$6,253	$6,352	$—	$—	$12,605

(a) Does not sum due to rounding.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2015
($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

Revenues by geographic area for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Domestic (a)	$362,475	$357,349	$935,204	$908,168
International	50,987	34,643	125,785	84,163
Total	$413,462	$391,992	$1,060,989	$992,331
(a) Includes revenues of $82,637 and $240,822 for the three and nine months ended September 30, 2015, respectively, and $87,982 and $247,302 for the comparable periods in 2014 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our International business.

Note R – Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Accounting Standards Update 2015-16 is effective for periods beginning after December 15, 2015, including interim periods within those fiscal years. The new guidance must be applied prospectively to adjustments to provisional amounts that occur after the effective date, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance, Accounting Standards Update No. 2014-09,  Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. Accounting Standards Update No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of the standard. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

The table below reconciles these metrics to net income as presented in the condensed consolidated statements of income.

	Year-To-Date Period Ended ($ in thousands)
	September 30, 2015	December 31, 2014	September 30, 2014
Net Income	$87,793	$112,629	$91,471
Add back:
Provision for income taxes	45,428	58,764	47,385
Deduct:
Other (Loss) Income	(1,356)	677	678
Interest, net	1,629	3,074	2,540
Adjusted EBIT	132,948	167,642	135,638
Add back:
Depreciation and amortization	13,940	14,519	10,961
Loss on disposal of fixed assets	989	291	278
Adjusted EBITDA	147,877	182,452	146,877

Executive Summary

Net sales for the quarter ended September 30, 2015 increased 5.5% to $413,462 from $391,992 in the same period of last year. Net income attributable to Steven Madden, Ltd. increased 9.3% to $42,885 in the third quarter of 2015 compared to $39,248 in the same period of last year. The effective tax rate for the third quarter of 2015 decreased to 34.1% compared to 35.0% in the third quarter of last year primarily due to planned reinvestment of foreign earnings in foreign locations. Diluted earnings per share increased to $0.70 per share on 61,060 diluted weighted average shares outstanding compared to $0.62 per share on 63,215 diluted weighted average shares outstanding in the third quarter of last year. The financial information includes the results of operations of our recent acquisitions, which include Dolce Vita, SM Mexico and Blondo from their respective dates of acquisition. When significant, the results of operations section discusses results excluding acquisitions.
Our inventory turnover (calculated on a trailing twelve month average) excluding acquisitions for the quarter ended September 30, 2015 and 2014 was 9.8 times and 10.6 times, respectively. Our accounts receivable average collection was 75 days in the third quarter of 2015 compared to 70 days in the comparable period in 2014. As of September 30, 2015, we had $151,193 in cash, cash equivalents and marketable securities, no long-term debt and total stockholders’ equity of $685,262. Working capital decreased to $267,127 as of September 30, 2015, compared to $376,518 on September 30, 2014.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended September 30,
($ in thousands)

	2015		2014
CONSOLIDATED:
Net sales	$413,462	100.0%	$391,992	100.0%
Cost of sales	264,691	64.0%	255,895	65.3%
Gross profit	148,771	36.0%	136,097	34.7%
Commission and licensing fee income – net of expenses	6,643	1.6%	5,103	1.3%
Operating expenses	89,130	21.6%	81,867	20.9%
Income from operations	66,284	16.0%	59,333	15.1%
Interest and other income – net	(895)	(0.2)%	1,132	0.3%
Income before income taxes	65,389	15.8%	60,465	15.4%
Net income attributable to Steven Madden, Ltd.	42,885	10.4%	39,248	10.0%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$278,813	100.0%	$272,923	100.0%
Cost of sales	191,309	68.6%	190,281	69.7%
Gross profit	87,504	31.4%	82,642	30.3%
Operating expenses	44,654	16.0%	41,316	15.1%
Income from operations	42,850	15.4%	41,326	15.1%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$78,227	100.0%	$70,044	100.0%
Cost of sales	51,048	65.3%	45,447	64.9%
Gross profit	27,179	34.7%	24,597	35.1%
Operating expenses	11,880	15.2%	11,587	16.5%
Income from operations	15,299	19.6%	13,010	18.6%

RETAIL SEGMENT:
Net sales	$56,422	100.0%	$49,025	100.0%
Cost of sales	22,334	39.6%	20,167	41.1%
Gross profit	34,088	60.4%	28,858	58.9%
Operating expenses	32,596	57.8%	28,964	59.1%
Income (loss) from operations	1,492	2.6%	(106)	(0.2)%
Number of stores	165		133

FIRST COST SEGMENT:
Other commission income – net of expenses	$3,479	100.0%	$3,101	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$3,164	100.0%	$2,002	100.0%

Selected Financial Information
Nine Months Ended September 30,
($ in thousands)

	2015		2014
CONSOLIDATED:
Net sales	$1,060,989	100.0%	$992,331	100.0%
Cost of sales	684,694	64.5%	640,826	64.6%
Gross profit	376,295	35.5%	351,505	35.4%
Commission and licensing fee income – net of expenses	13,689	1.3%	11,461	1.2%
Operating expenses	253,991	23.9%	227,328	22.9%
Impairment charge	3,045	0.3%	—	—%
Income from operations	132,948	12.5%	135,638	13.7%
Interest and other income – net	273	—%	3,218	0.3%
Income before income taxes	133,221	12.6%	138,856	14.0%
Net income attributable to Steven Madden, Ltd.	87,215	8.2%	90,887	9.2%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$703,430	100.0%	$685,027	100.0%
Cost of sales	490,851	69.8%	475,692	69.4%
Gross profit	212,579	30.2%	209,335	30.6%
Operating expenses	129,965	18.5%	111,344	16.3%
Income from operations	82,614	11.7%	97,991	14.3%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$196,508	100.0%	$172,759	100.0%
Cost of sales	129,743	66.0%	110,356	63.9%
Gross profit	66,765	34.0%	62,403	36.1%
Operating expenses	35,845	18.2%	33,119	19.2%
Income from operations	30,920	15.7%	29,284	17.0%

RETAIL SEGMENT:
Net sales	$161,051	100.0%	$134,545	100.0%
Cost of sales	64,100	39.8%	54,778	40.7%
Gross profit	96,951	60.2%	79,767	59.3%
Operating expenses	91,225	56.6%	82,865	61.6%
Income (loss) from operations	5,726	3.6%	(3,098)	(2.3)%
Number of stores	165		133

FIRST COST SEGMENT:
Other commission income – net of expenses	$6,191	100.0%	$6,076	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$7,497	100.0%	$5,385	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Consolidated:
Net sales for the three months ended September 30, 2015 increased 5.5% to $413,462 compared to $391,992 in the same period of last year. Gross margin increased to 36.0% from 34.7% due primarily to decreased markdown activity in the Wholesale Footwear segment, lower promotional activity in the Retail segment and sales mix between Wholesale and Retail segments. Operating expenses increased in the third quarter of this year to $89,130 from $81,867 in the third quarter of last year due to the increase in retail store locations and the impact of recent acquisitions partially offset by a benefit received for the reversal of contingent liabilities. Operating expenses as a percentage of sales were 21.6% for the third quarter of 2015 compared to 20.9% in the third quarter of 2014 due to deleverage on lower organic sales and the impact of our Mexican acquisition. Commission and licensing fee income for the third quarter of 2015 increased to $6,643 compared to $5,103 achieved in the third quarter of 2014. The effective tax rate for the third quarter of 2015 decreased to 34.1% compared to 35.0% in the third quarter of last year due primarily to planned reinvestment of foreign earnings in foreign locations. Net income attributable to Steven Madden, Ltd. for the third quarter of 2015 increased to $42,885 compared to net income for the third quarter of 2014 of $39,248.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $278,813, or 67.4%, and $272,923, or 69.6%, of our total net sales for the third quarter of 2015 and 2014, respectively. Included in the third quarter of 2015 are net sales of $33,656 related to our recent acquisitions. Excluding net sales related to acquisitions, net sales decreased 4.4% to $245,157 compared to $256,483 in the prior year period. The prior year amount of $256,483 was adjusted to exclude sales to SM Mexico as a distributor prior to our acquisition of SM Mexico and Dolce Vita sales due to the partial period. The decrease, excluding the impact of acquisitions, was primarily driven by a decline in private label footwear.

Gross profit margin in the Wholesale Footwear segment was 31.4% for the third quarter of 2015 compared to 30.3% for the third quarter of 2014, the increase resulting from decreased markdown activity. Operating expenses increased to $44,654 in the third quarter of 2015 from $41,316 in the same period of last year. As a percentage of net sales, operating expenses increased to 16.0% in the third quarter of 2015 compared to 15.1% in the same period of 2014. Excluding the impact of acquisitions, operating expenses in the third quarter of 2015 were $38,301, or 15.6%, of net sales. The increase in operating expense as a percent of net sales is primarily the result of deleverage on lower organic sales.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $78,227, or 18.9%, and $70,044, or 17.9%, of total net sales for the Company in the third quarter of 2015 and 2014, respectively. This 11.7% increase in net sales in the third quarter of 2015 is attributable to double digit growth in cold weather accessories, private label handbags and Steve Madden and Betsey Johnson handbags.

Gross profit margin in the Wholesale Accessories segment decreased to 34.7% in the third quarter of this year from 35.1% in the same period in 2014, primarily due to an increase in sales to value priced retailers and an increase in sales in private label handbags both of which have lower margins. In the third quarter of 2015, operating expenses increased to $11,880 compared to $11,587 in the same period of last year. As a percentage of net sales, operating expenses were 15.2% in the third quarter of 2015 compared to 16.5% in the same period of 2014. The decrease as a percentage of sales is a result of the current year amounts including a favorable impact from a benefit received for the reversal of contingent liabilities partially offset by unfavorable legal settlement costs. Income from operations for the Wholesale Accessories segment increased 17.6% to $15,299 for the third quarter of 2015 compared to $13,010 for the same period of last year.

Retail Segment:
In the third quarter of 2015, net sales from the Retail segment accounted for $56,422, or 13.6%, of our total net sales compared to $49,025, or 12.5%, of our total net sales in the same period last year, which represents a $7,397, or 15.1%, increase. The increase in net sales reflects the net addition of 32 retail stores since the third quarter of 2014, as well as an 11.2% increase in comparable store sales, which was driven by better fashion footwear trends, stronger product assortment and improvement in conversion rate. Excluding the acquisition of SM Mexico retail stores, net sales increased 11.2%. We added 13 new stores and closed four stores during the twelve months ended September 30, 2015. In addition, we added 23 stores through the acquisition of SM Mexico. As a result, we had 165 retail stores as of September 30, 2015 compared to 133 stores as of September 30, 2014. The 165 stores currently in operation include 122 Steve Madden® stores, 37 Steve Madden® outlet stores, one Steven® store, one Superga® store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the third quarter of 2015 and 2014) increased 11.2% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the third quarter of 2015, gross margin increased to 60.4% from 58.9% in the same period of 2014, primarily due to decreased promotional activity. In the third quarter of 2015, operating expenses increased to $32,596, or 57.8%, of net sales compared to $28,964, or 59.1%, of net sales in the third quarter of last year due to the increase in stores in U.S., Canada and Mexico. The decrease as a percent of net sales reflects leverage on operating expenses driven by same store sales growth. Income from operations for the Retail segment was $1,492 in the third quarter of this year compared to losses of $106 in the same period of last year.

First Cost Segment:
The First Cost segment which includes net commission income and fees increased to $3,479 for the third quarter of 2015 compared to $3,101 for the comparable period of 2014.

Licensing Segment:
Net licensing income increased to $3,164 for the third quarter of 2015 compared to $2,002 for the comparable period of 2014 primarily driven by growth in Betsey Johnson.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Consolidated:
Net sales for the nine months ended September 30, 2015 increased 6.9% to $1,060,989 compared to $992,331 in the same period of last year. Gross margin increased slightly to 35.5% for the nine months ended September 30, 2015 compared to 35.4% for the comparable period of 2014. Operating expenses increased for the first nine months of 2015 to $253,991 from $227,328 for the first nine months of 2014. Operating expenses included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses were $257,039. Excluding the aforementioned benefit, the increase in operating expenses is primarily due to the increase in retail store locations and the impact of recent acquisitions partially offset by the reversal of contingent liabilities. Operating expenses, excluding the aforementioned lease termination income, as a percentage of sales were 24.2% for the first nine months of 2015 compared to 22.9% in the first nine months of 2014 due to operating expense deleverage on lower organic sales. Commission and licensing fee income for the first nine months of 2015 increased to $13,689 compared to $11,461 achieved in the first nine months of 2014. Net income attributable to Steven Madden, Ltd. for the first nine months of 2015 decreased to $87,215 compared to net income for the first nine months of 2014 of $90,887. Net income attributable to Steven Madden, Ltd. for the first nine months of 2015 included the $3,048 pre-tax benefit related to the closure of our 5th Avenue, New York store location. Net income attributable to Steven Madden, Ltd. also included a pre-tax charge of $3,045 related to the partial impairment of our Wild Pair trademark. The impairment of Wild Pair was triggered by a decrease in expected sales stream from a significant customer.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $703,430, or 66.3%, and $685,027, or 69.0%, of our total net sales for the first nine months of 2015 and 2014, respectively. Included in the first nine months of 2015 are net sales of $75,670 related to our recent acquisitions. Excluding net sales related to acquisitions, net sales decreased 4.3% to $627,760 compared to $656,080 in the prior year period. The prior year amount of $656,080 was adjusted to exclude sales to SM Mexico as a distributor prior to our acquisition of SM Mexico and Dolce Vita sales due to the the partial period. Excluding the impact of acquisitions, the decrease was driven by declines in both branded and private label footwear.

Gross profit margin in the Wholesale Footwear segment was 30.2% for the first nine months of 2015 compared to 30.6% for the first nine months of 2014. The decrease was primarily due to increased markdown activity. Operating expenses increased to $129,965 in the first nine months of 2015 from $111,344 in the same period of last year. As a percentage of net sales, operating expenses increased to 18.5% in the first nine months of 2015 compared to 16.3% in the same period of 2014. Excluding the impact of acquisitions, operating expenses in the first nine months of 2015 were $109,766, or 17.5%, of net sales. The increase in operating expense as a percent of net sales is primarily the result of operating expense deleverage on lower organic sales.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $196,508, or 18.5%, and $172,759, or 17.4%, of total net sales for the Company for the first nine months of 2015 and 2014, respectively. This 13.7% increase in net sales in the first nine months of 2015 is attributable to double digit growth in Betsey Johnson, Madden Girl and private label handbag businesses.

Gross profit margin in the Wholesale Accessories segment decreased to 34.0% in the first nine months of 2015 from 36.1% in the same period in 2014, primarily due to an increase in sales to value priced retailers and an increase in sales of private label handbags both of which have lower margins. In the first nine months of 2015, operating expenses were $35,845 compared to $33,119 in the same period of last year. As a percentage of net sales, operating expenses were 18.2% in the first nine months of 2015 compared to 19.2% in the same period of 2014. The decrease as a percentage of sales is a result of an increase in organic sales. Income from operations for the Wholesale Accessories segment increased 5.6% to $30,920 for the first nine months of 2015 compared to $29,284 for the same period of last year.

Retail Segment:
In the first nine months of 2015, net sales from the Retail segment accounted for $161,051, or 15.2%, of our total net sales compared to $134,545, or 13.6%, of our total net sales in the same period last year, which represents a $26,506, or 19.7%, increase. The increase in net sales reflects the net addition of 32 retail stores since the third quarter of 2014, as well as a 13.9% increase in comparable store sales, which was driven by better fashion footwear trends, stronger product assortment and improvement in conversion rate. Excluding the acquisition of SM Mexico retail stores, net sales increased 15.7%. We added 13 new stores and closed four stores during the twelve months ended September 30, 2015. In addition, we added 23 stores through the acquisition of SM Mexico. As a result, we had 165 retail stores as of September 30, 2015 compared to 133 stores as of September 30, 2014. The 165 stores currently in operation include 122 Steve Madden® stores, 37 Steve Madden® outlet stores, one Steven® store, one Superga® store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first nine months of 2015 and 2014) increased 13.9% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the first nine months of 2015, gross margin increased to 60.2% from 59.3% in the same period of 2014, primarily due to decreased promotional activity. In the first nine months of 2015, operating expenses increased to $91,225, or 56.6%, of net sales compared to $82,865, or 61.6%, of net sales in the first nine months of 2014 due to new store openings and additional stores acquired last year in the acquisition of SM Mexico. Operating expenses included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses were $94,273, or 58.5% of net sales. The increase reflects the net year-over-year increase in new store openings. The decrease as a percent of net sales reflects leverage on operating expenses driven by same store sales growth. Income from operations for the Retail segment was $5,726 in the first nine months of 2015 compares to a loss of $3,098 in the same period of last year. Excluding the benefit of $3,048 in the first quarter of 2015 income from operations for the Retail segment was $2,678.

First Cost Segment:
The First Cost segment which includes net commission income and fees increased to $6,191 for the first nine months of 2015 compared to $6,076 for the comparable period of 2014.

Licensing Segment:
Net licensing income was $7,497 and $5,385 for the first nine months of 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Our primary source of liquidity is cash flows generated from our operations. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements and retail store expansion and remodeling.
Cash, cash equivalents and short-term investments totaled $61,488 and $112,648 at September 30, 2015 and December 31, 2014, respectively. Of the total cash, cash equivalents and short-term investments at September 30, 2015, $48,236, or approximately 78%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2014, $57,256, or approximately 51%, was held in our foreign subsidiaries. To date, deferred taxes have been estimated and accrued for foreign subsidiary earnings that have not been determined to be indefinitely reinvested. As of September 30, 2015, the cumulative total amount of earnings considered to be indefinitely reinvested of our foreign subsidiaries was $64,147. If such amounts were not indefinitely reinvested, the Company would incur approximately $11,867 in taxes that were not previously provided for in our condensed consolidated statements of income. Management believes that our existing domestic and international cash, cash equivalents, short-term investments and cash flows from operations, which are not considered to be indefinitely reinvested, continue to be sufficient to fund our operating activities. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings of $64,147 as of September 30, 2015, that were considered to be indefinitely reinvested and we do not believe there are any material implications or restrictions on our liquidity as a result of having a significant portion of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.
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
As of September 30, 2015, we had working capital of $267,127, cash and cash equivalents of $38,654 and investments in marketable securities of $112,539.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $50,148 for the nine months of 2015 compared to cash provided by operations of $74,054 in the same period of last year. The primary sources of cash were net income of $87,793, as well as increases in accounts payable and other accrued expenses and decreases in prepaids. These cash sources were partially offset by uses of cash related to factor receivables, inventory and accounts receivable.
INVESTING ACTIVITIES
 ($ in thousands)

During the nine months ended September 30, 2015, we invested $28,705 in marketable securities and received $33,332 from the maturities and sales of marketable securities. We also made capital expenditures of $13,524, principally for improvements to existing stores, systems enhancements, new stores and leasehold improvements to office space. Additionally, we made payments of $9,129 related to the purchase of Blondo (see Note M to the Condensed Consolidated Financial Statements contained in this Quarterly Report).

FINANCING ACTIVITIES
($ in thousands)
During the nine months ended September 30, 2015, net cash used for financing activities was $75,260, which consisted of the repurchase of shares of common stock for an aggregate purchase price of approximately $103,892 (see Note J to the Condensed Consolidated Financial Statements contained in this Quarterly Report) and payment of contingent liabilities of $2,950, partially offset by the tax benefit from the exercise of stock options of $10,428, and proceeds from the exercise of stock options of $21,154.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of September 30, 2015 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	2020 and after
Operating lease obligations	$235,699	$9,838	$74,381	$59,422	$92,058
Purchase obligations	175,380	144,404	30,976	—	—
Contingent payment liabilities	33,179	19,893	13,286	—	—
Other long-term liabilities (future minimum royalty payments)	7,250	250	2,000	2,000	3,000
Total	$451,508	$174,385	$120,643	$61,422	$95,058
At September 30, 2015, we had open letters of credit for the purchase of inventory of approximately $337.
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
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $698 in the remainder of 2015, $2,184 in 2016 and $656 in 2017. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

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
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended September 30, 2015. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
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
As of September 30, 2015, we held marketable securities valued at $112,539, which consist primarily of certificates of deposit and corporate bonds. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of September 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended September 30, 2015, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note J to the Condensed Consolidated Financial Statements. During the three months ended September 30, 2015, there were no sales by the Company of unregistered shares of the Company's common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2015 - 7/31/2015	19,120	$40.99	19,120	$124,824
8/1/2015 - 8/31/2015	422,038	$38.25	422,038	$108,681
9/1/2015 - 9/30/2015	322,175	$39.76	322,175	$95,872
Total	763,333	$38.96	763,333	$95,872

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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

DATE: November 6, 2015

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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