Form 10-K
period 2015-12-31
STEVEN MADDEN, LTD.
filed 2016-02-26
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes  ☐   No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2,378,693,217 (based on the closing sale price of the registrant's common stock on that date as reported on The NASDAQ Global Select Market).
The number of outstanding shares of the registrant's common stock as of February 25, 2016 was 61,798,245 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 2016 ANNUAL MEETING OF STOCKHOLDERS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” (as that term is defined in the federal securities laws), which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with regard to future revenue, projected 2016 results, earnings, spending, margins, cash flow, customer orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives and other future events. More generally, forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K.
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
Steven Madden, Ltd. was incorporated as a New York corporation on July 9, 1990, reincorporated under the same name in Delaware in November 1998 and completed our initial public offering in December 1993. Shares of Steven Madden, Ltd. common stock, $0.0001 par value per share, currently trade on the NASDAQ Global Select Market under the symbol “SHOO”. Our principal executive offices are located at 52-16 Barnett Avenue, Long Island City, NY 11104. Our telephone number is (718) 446-1800 and our website address is http://www.stevemadden.com.
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
We have a Code of Ethics for our Chief Executive Officer and our senior financial officers, as well as a Code of Business Conduct and Ethics specific to directors of the Company and a Code of Business Conduct and Ethics that is applicable to all of our employees, each of which are attached as exhibits to the 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015 and posted on our website, http://www.stevemadden.com. We will provide paper copies of these codes free of charge upon request. We intend to disclose on our website any amendments to, or waivers of, these codes that would otherwise be reportable on a current report on Form 8-K. Such disclosure would be posted within four business days following the date of the amendment or waiver.

Net sales for 2015 increased 5% to $1,405,239 from $1,334,951 in 2014. Net income attributable to Steven Madden, Ltd. increased 1% to $112,938 in 2015 compared to $111,880 in 2014. Diluted earnings per share in 2015 increased to $1.85 per share on 61,142,000 diluted weighted average shares outstanding compared to $1.76 per share on 63,676,000 diluted weighted average shares outstanding in the prior year.

Product Distribution Segments

Our business is comprised of five distinct segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing.
Our Wholesale Footwear segment is comprised of the following brands: Steve Madden Women's®, Madden Girl®, Steve Madden Men's®, Madden®, Dolce Vita®, DV by Dolce Vita®, Mad Love®, Steven by Steve Madden®, Report®, Report Signature®, Superga® (under license), Betsey Johnson®, Steve Madden Kids®, FREEBIRD by Steven®, Stevies®, B Brian Atwood®, Blondo® and includes our International business and certain private label footwear business. Our Wholesale Accessories segment includes Big Buddha®, Betseyville®, Betsey Johnson®, Steve Madden®, Steven by Steve Madden®, Madden Girl®, Cejon®, B Brian Atwood® and Luv Betsey® accessories brands and includes our International business and certain private label accessories business. These trademarks are registered trademarks owned by us or licensed to us by third parties. Steven Madden Retail, Inc., our wholly-owned retail subsidiary, operates Steve Madden, Steven and Superga retail stores along with one multi-branded SHOO by Steve Madden store offering a variety of the Company's brands, domestically and internationally, as well as Steve Madden, Superga, Betsey Johnson and Dolce Vita e-commerce websites. The First Cost segment represents activities of a subsidiary that earns commissions for serving as a buying agent for footwear products under private labels for many of the country's large mass-market merchandisers, shoe chains and other value priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden®, Steven by Steve Madden®, and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. In addition, we license our Betsey Johnson®, Betseyville®, and Dolce Vita® trademarks for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas, and household goods.

Wholesale Footwear Segment

Steve Madden Women's. We design, source and market our Steve Madden brand to department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers and catalog retailers throughout the United States. The Steve Madden brand has become a leading life-style brand in the fashion conscious marketplace. Steve Madden Women's offers fashion forward footwear designed to appeal to customers (primarily women ages 16 to 35) seeking exciting, new footwear designs at affordable prices. New products for Steve Madden Women's are test marketed at Company-owned retail stores. Typically, within a few days, we can determine if the test product appeals to our customers. This enables us to use our flexible sourcing model to rapidly respond to changing trends and customer preferences, which we believe is essential for success in the fashion industry.
Madden Girl. We design, source and market a full collection of directional young women's shoes under the Madden Girl® brand. Madden Girl is geared for young women ages 16 to 23, and is an “opening price point” brand currently sold at major department stores, mid-tier retailers and specialty stores.
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
Betsey Johnson. On October 5, 2010, the Company acquired the Betsey Johnson® trademark and substantially all other intellectual property of Betsey Johnson LLC. Products branded under the Betsey Johnson shoe brand are distributed through department stores and online retailers.
Superga. On February 9, 2011, the Company entered into a license agreement with Basic Properties America Inc. and BasicNet S.p.A., for the use of the Superga® trademark in connection with the marketing and sale of footwear. Founded in Italy in 1911, Superga is recognized for its fashion sneakers in a wide range of colors, fabrics and prints for women, men and children.
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

Dolce Vita. In August 2014, the Company acquired the Dolce Vita® and DV® brands and other intellectual property assets in the acquisition of Dolce Vita Holdings, Inc. The Dolce Vita brand is a contemporary women's footwear brand with price points ranging from $120 to $350. The DV brand, which is designed for younger fashion conscious women, has price points ranging from $60 to $200. Both brands are distributed through department stores and online retailers.

Brian Atwood. In March 2014, the Company acquired the Brian Atwood® designer brand and the B Brian Atwood® contemporary brand from Brian Atwood IP Company LLC. Founded in 2011, Brian Atwood is known for luxury shoes manufactured in Italy.

Blondo. In January 2015, the Company acquired the intellectual property and related assets of Blondo, a fashion-oriented footwear brand specializing in waterproof leather boots. Founded over 100 years ago, Blondo products are sold to wholesale customers, including better department stores and specialty boutiques in both the United States and Canada.

International Division. The International division, utilizing the brands discussed above, markets products to better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants and catalog retailers throughout Canada, Mexico and South Africa. In addition the International division works through special distribution arrangements for the marketing and sales of our products in Asia, Australia, Europe, India, the Middle East, South and Central America and New Zealand.

Private label business. We design, source and market private label footwear primarily to mid-tier chains and mass market merchants. In addition, we design, source and market footwear for third party brands, such as Material Girl® and Candies®.

Wholesale Accessories Segment
Our Wholesale Accessories segment designs, sources and markets name brands (including our Steve Madden®, Steven by Steve Madden®, Madden Girl®, Betsey Johnson®, Betseyville®, Big Buddha®, B Brian Atwood® and Luv Betsey® brands) and private label fashion handbags and accessories to department stores, mass merchants, value priced retailers, online retailers and specialty stores throughout the United States, Canada and Mexico. In addition, we market and sell cold weather accessories, fashion scarves, wraps and other trend accessories primarily under our Cejon® and Steve Madden® brand names and private labels to department stores and specialty stores.

Retail Segment

As of December 31, 2015, we owned and operated 169 retail stores including 123 Steve Madden full price stores, 40 Steve Madden outlet stores, one Steven store, one Superga store, one SHOO by Steve Madden store offering a variety of the Company's brands and four e-commerce websites (Steve Madden, Superga, Betsey Johnson and Dolce Vita). In 2015, we opened seven new full price stores, eight new outlet stores and closed six stores, including five full price stores in the United States and one full price store in Mexico. Steve Madden stores are located in major shopping malls and in urban street locations across the United States, Canada, Mexico and South Africa. Comparative store sales (sales of those stores, including the e-commerce websites, that were open for all of 2015 and 2014) increased 11.2% in fiscal year 2015 from the prior year. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base.
We anticipate that the Retail segment can enhance the Company's overall sales and profitability while increasing recognition for our brands. Additionally, our retail stores enable us to evaluate the appeal of new products and designs to our customers and respond accordingly, which, in turn, strengthens the product development efforts of our two Wholesale segments. We expect to open 17 to 20 new retail stores in 2016.

First Cost Segment

The First Cost segment earns commissions for serving as a buying agent for footwear products under private labels for many of the large mass-market merchandisers, shoe chains and other mid-tier retailers. As a buying agent, we utilize our expertise and our relationships with shoe manufacturers to facilitate the production of private label shoes to customer specifications. We believe that by operating in the private label, mass merchandising market provides us additional non-branded sales opportunities and leverages our overall sourcing and design capabilities. Currently, our First Cost segment earns commissions serving as a buying agent for the procurement of women's, men's and children's footwear for large retailers, including, Kohl's, K-Mart and Payless. In addition, by leveraging the strength of our Steve Madden brands and product designs, we have been able to partially recover our design, product and development costs from our suppliers.

Licensing Segment

We license our Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. In addition, the Company licenses the Betsey Johnson®, Betseyville® and Dolce Vita® trademarks for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas, and household goods. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.
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

Product Sourcing and Distribution

We source each of our product lines separately based on the individual design, style and quality specifications of the products in such product lines. We do not own or operate manufacturing facilities; rather, we use agents and our own sourcing office to source our products from independently-owned manufacturers in China, Mexico, India, Brazil, Indonesia, Vietnam and Italy. We have established relationships with a number of manufacturers and agents in each of these countries. We have not entered into any long-term manufacturing or supply contracts. We believe that a sufficient number of alternative sources exist for the manufacture of our products.

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

Customers

Our wholesale customers consist principally of better department stores, major department stores, mid-tier department stores, national chains, mass merchants, value priced retailers, specialty stores, online retailers and catalog retailers. These customers include, Target, Macy's, Nordstrom, Ross, DSW, Payless, TJ Maxx, Walmart, Kohl's and Burlington Coat Factory. For the year ended December 31, 2015, Target, Inc. represented 12.2% of net sales and 16.7% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total net sales or 10% of total accounts receivable.

Distribution Channels
United States, Canada, Mexico and South Africa

We sell our products principally through department stores, specialty stores, online retailers, luxury retailers, national chains and mass merchants and in our Company-owned retail stores in the United States, Canada, Mexico and South Africa and our e-commerce websites. For the year ended December 31, 2015, our Retail segment and our two Wholesale segments generated net sales of approximately $240,312 and $1,164,927, or 17% and 83% of our total net sales, respectively. Each of these distribution channels is described below.
Steve Madden, Steve Madden Outlet, Steven and Superga Retail Stores. As of December 31, 2015, we operated 123 Steve Madden full price stores, 40 Steve Madden outlet stores, one Steven store, one Superga store and four e-commerce websites (Steve Madden, Superga, Betsey Johnson and Dolce Vita). We believe that our retail stores will continue to enhance overall sales, profitability, and our ability to react swiftly to changing consumer trends. Our stores also serve as a marketing tool that allows us to strengthen brand recognition and to showcase selected items from our full line of branded and licensed products. Furthermore, our retail stores provide us with venues through which to test and introduce new products, designs and merchandising strategies. Specifically, we often test new designs at our Steve Madden retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, we have been able to leverage sales information gathered at Steve Madden retail stores to assist our wholesale customers in order placement and inventory management.
A typical Steve Madden store is approximately 1,500 to 2,000 square feet and is located in a mall or street location that we expect will attract the highest concentration of our core demographic, style-conscious customer base. The Steven and Superga stores, which are generally the same size as our Steve Madden stores, have a more sophisticated design and format styled to appeal to a more mature target audience. The typical outlet store is approximately 2,000 to 2,500 square feet and is located within outlet malls throughout the United States. In addition to carefully analyzing mall demographics and locations, we set profitability guidelines for each potential store site. Specifically, we target well trafficked sites at which the demographics fit our consumer profile and seek new locations where the projected fixed annual rent expense stays within our guidelines. By setting these guidelines, we seek to identify stores that will contribute to our overall profitability both in the near and longer terms.
Department Stores. We currently sell to over 2,500 doors of 17 department stores throughout the United States, Canada and Mexico. Our major accounts include Macy's, Nordstrom, Dillard's, Belk and Lord & Taylor.
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
National chains and mass merchants. We currently sell to national chains and mass merchants throughout the United States, Canada and Mexico. Our major accounts include Target, Walmart, Kohl's, J.C. Penney and Sears.
Specialty Stores/Catalog Sales. We currently sell to specialty store locations throughout the United States, Canada and Mexico. Our major specialty store accounts include DSW, Famous Footwear and Journeys. We offer our specialty store accounts the same merchandising, sell-through and inventory tracking support offered to our department store accounts. Sales of our products are also made through various catalogs, such as Bloomingdale's and Victoria's Secret.
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

Management Information Systems (MIS) Operations

Sophisticated information systems are essential to our ability to maintain our competitive position and to support continued growth. Our wholesale information system is an Enterprise Resource Planning (“ERP”) system. This integrated system supports our wholesale business in the areas of finance and accounting, manufacturing-sourcing, purchase order management, customer order management and inventory control. We completed the implementation of this new ERP system for our wholesale business in 2014. During 2015, we completed the implementation of such ERP system in three of our acquired businesses and are currently in the process of implementing the ERP system for one of our U.S.-based wholesale businesses and its Asia first-cost and sourcing operation as well as our Mexico business. In 2014 we completed the implementation of a new warehouse management system that is utilized by our third-party logistics providers. During 2015 we implemented this warehouse management system in a company-owned warehouse. This warehouse management system interfaces with our ERP system. We have a new business-to-consumer e-commerce software platform that we are currently in the process of implementing as to businesses acquired. We are also currently implementing a point of sale system for our retail stores that is integrated with a retail inventory management/store replenishment system.  Complimenting all of these systems are ancillary systems and third-party information processing services including, among others, supply chain, business intelligence/data warehouse, Electronic Data Interchange, credit card processing and payroll. We undertake updates of all of these information management systems on a periodic basis in order to ensure that our functionality is continuously improved.

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

Steve Madden®	Report®
Steven by Steve Madden®	Report Signature®
Steven®	R Design®
Madden Girl®	Brian Atwood®
Stevies®	B Brian Atwood®
Big Buddha®	Dolce Vita®
Betseyville®	DV BY DOLCE VITA®
Betsey Johnson®	DV®
LUV BETSEY plus Kiss Design®	Wild Pair®
LUV BETSEY by Betsey Johnson Design®	MadLove®
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

Trademark Licensing
Our strategy for the continued growth of the Company's business includes expanding the Company's presence beyond footwear and accessories through the selective licensing of our brands. As of December 31, 2015, we license our Steve Madden®, Steven by Steve Madden®, and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. In addition, the Company licenses the Betsey Johnson®, Betseyville®, and Dolce Vita® trademarks for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas, and household goods. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.
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

Employees

On February 1, 2016, we employed approximately 3,578 employees, of whom approximately 2,260 work on a full-time basis and approximately 1,318 work on a part-time basis. Most of our part-time employees work in the Retail segment. Approximately 2,437 of our employees are located in the United States, approximately 696 employees are located in Hong Kong and China, approximately 331 employees are located in Canada and approximately 114 employees are located in Mexico. None of our employees are represented by a union. Our management considers relations with our employees to be good. The Company has never experienced a material interruption of its operations due to a labor dispute.

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

Backlog

We had unfilled wholesale customer orders of approximately $295,000 and $312,000, as of February 1, 2016 and 2015, respectively. Our backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of our core products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

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
Economic Uncertainty and Political Risks. Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products. We believe that declining consumer confidence accompanied with the tightening of credit standards, higher energy and food prices and unemployment rates and a decrease in consumers' disposable income has negatively impacted the level of consumer spending for discretionary items during the years ended December 31, 2015, 2014 and 2013. During the three year period ended December 31, 2015, we achieved revenue growth in both our Wholesale and Retail segments but we cannot assume that this growth will be sustained. A continued weak economic environment could have a negative effect on the Company's sales and results of operations during the year ending December 31, 2016 and thereafter. In addition, the unstable political conditions in the Middle East and some other parts of the world, including potential or actual international conflicts, or the continuation or escalation of terrorism, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Risks Related to Our Business
Dependence on Key Personnel. The growth and success of our Company since its inception more than a quarter century ago is attributable, to a significant degree, to the talents, skills and efforts of our founder and Creative and Design Chief, Steven Madden. An extended or permanent loss of the services of Mr. Madden could severely disrupt our business and have a material adverse effect on the Company. Our senior executives have substantial experience and expertise in our business and industry and have made significant contributions to our growth and success as well. Competition for executive talent in the apparel, footwear and accessories industries is intense. While our employment agreements with Mr. Madden and most of our senior executives include a non-compete provision in the event of the termination of employment, the non-compete periods are of limited duration. While we believe we have depth within our senior management team, if we lose the services of our Creative and Design Chief or any of our senior executives, and especially if any of these individuals joins a competitor or forms a competing company, our business and financial performance could be seriously harmed. A loss of the skills, industry knowledge, contacts and expertise of our Creative and Design Chief or any of our senior executives could cause a setback to our operating plan and strategy.
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
Risks Associated with Extending Credit to Customers. We sell our products primarily to retail stores across the United States and extend credit based on an evaluation of each customer's financial condition, usually without collateral. Various retailers, including some of our customers, have experienced financial difficulties as a result of the financial crisis that began in 2008, which has increased the risk of extending credit to such retailers. However, our losses due to bad debts have been limited. Pursuant to the terms of our collection agency agreement, our factor, Rosenthal & Rosenthal, Inc., currently assumes the credit risk related to approximately 80% of our trade accounts receivable. In addition, we have letters of credit for approximately 5% of our trade accounts receivable. Still, if any of our customers experiences a shortage of liquidity, the risk that the customer's outstanding payables to us would not be paid could cause us to curtail business with the customer or require us to assume more credit risk relating to the customer's account payable.
Risks Associated with Expansion of Retail Business. Our continued growth depends to a significant degree on whether we are successful in further developing and marketing our brands, and creating new brands, product categories and businesses that are appealing to our customers. The operation of company-owned Steve Madden, Steven and Superga stores and outlets is a significant part of our growth strategy. During the year ended December 31, 2015, we opened seven new full price stores, eight new outlet stores and closed six stores, including five full price stores in the United States and one full price store in Mexico. We have plans to open 17 to 20 new retail stores in 2016. Our future expansion plan includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by us in our existing markets. There can be no assurance that we will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. Our retail expansion is dependent on the performance of our wholesale and retail operations, generally, as well as on a number of other factors, including our ability to:

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
Disruptions to Product Delivery Systems and Associated Inventory Management Issues. A majority of our products for U.S. distribution are shipped to us via ocean freight carriers to ports in California, New Jersey and Texas with the greatest reliance on California ports. The trend-focused nature of the fashion industry and the rapid changes in customer preferences leave us vulnerable to risk of inventory obsolescence. Our reliance upon ocean freight transportation for the delivery of our inventory exposes us to various inherent risks, including port workers’ union disputes and associated strikes, work slow-downs and work stoppages, severe weather conditions, natural disasters and terrorism, any of which could result in delivery delays and inefficiencies, increase our costs and disrupt our business. Any severe and prolonged disruption to ocean freight transportation could force us to use alternate and more expensive transportation systems, such as the California port workers' dispute in 2014, which caused us to re-route our merchandise by air transit. Efficient and timely inventory deliveries and proper inventory management are important factors in our operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Conversely, excess inventories can result in lower gross margins due to the excessive discounts and markdowns that may be necessary to reduce high inventory levels. Severe and extended delays in the delivery of our inventory or our inability to effectively manage our inventory could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Disruption of Information Technology Systems and Websites. We are heavily dependent upon our information technology systems to record and process transactions and manage and operate all aspects of our business ranging from product design and testing, production, forecasting, ordering, transportation, sales and distribution, invoicing and accounts receivable management, quick response replenishment, point of sale support and financial management reporting functions.  In addition, we have e-commerce and other Internet websites.  Given the nature of our business and the significant number of transactions that we engage in on an annual basis, it is essential that we maintain constant operation of our information technology systems and websites and that these systems and our websites operate effectively.  We depend on our in-house information technology employees and outside vendors including “cloud” service providers to maintain and periodically update and/or upgrade these systems and our websites to support the growth of our business.  Despite our preventative efforts, our information technology systems and websites may be vulnerable from time to time to damage or interruption from events such as difficulties in replacing or integrating new systems, computer viruses, security breaches and power outages.  Cybersecurity attacks are becoming increasingly sophisticated and run the gamut from malicious software to electronic security breaches to corruption of data and beyond.  We are continually evaluating, improving and upgrading our information technology systems and websites in an effort to address these concerns.  Any such problems or interruptions could result in loss of valuable business data, our customers' or employees' personal information, disruption of our operations and other adverse impact to our business and require significant expenditures by us to remediate any such failure, problem or breach.  In addition, we must comply with increasingly complex regulatory standards enacted to protect business and personal data and an inability to maintain compliance with these regulatory standards could subject us to legal risks and penalties.
We maintain $25 million of network-security insurance coverage, above a $250,000 deductible. This coverage and certain other insurance coverage may reduce our exposure to electronic data theft and sabotage.
Breach of Customer Privacy. A routine part of our business includes the gathering, processing and retention of sensitive and confidential information pertaining to our customers, employees and others. While we believe that our information security and information technology systems and websites allow for the secure storage and transmission of private information regarding our customers and others, including credit card information and personal identification information, we may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber attacks. As a result, our facilities and information technology systems, as well as those of our third party service providers, may be vulnerable to cyber attacks and breaches, acts of vandalism and software viruses. Any actual or threatened cyber attack may cause us to incur costs, including costs related to the hiring of additional computer experts, engaging third party cyber security consultants and upgrading our information security technologies. We also may be vulnerable to data and security breaches by us or by persons with whom we have commercial relationships resulting from misplaced or lost data, programming or human error, or other similar events. Any compromise or breach of our information technology systems that results in the misappropriation, loss or other unauthorized disclosure of a customer's or other person’s confidential or proprietary information, whether by the Company or a third party service provider, could result in a loss of confidence and severely damage our reputation and relationship with our customers and others who entrust us with sensitive information, violate applicable privacy and other laws and adversely affect our business, as well as expose the Company to the risk of litigation and significant potential liability.
Foreign Sourcing and Manufacturing. Virtually all of our products are purchased through arrangements with a number of foreign manufacturers, primarily from China, Mexico, India, Brazil, Indonesia, Italy and Vietnam. During 2015, approximately 90% of our total purchases were from China. Risks inherent in foreign operations including work stoppages, transportation delays and interruptions, social unrest and political upheaval and changes in economic conditions, can result in the disruption of trade from the countries in which our manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. While we believe that we manage our exposure to the risk that any such economic or political condition will materially affect our ability to purchase products because we are aware of the availability of a variety of materials and alternative sources, we cannot be certain that we will be able to identify such alternative materials and/or sources without delay or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
SEC rules relating to “conflict minerals” require the Company to incur additional expenses and could adversely affect our business. The SEC has promulgated final rules mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring the disclosure of the use of tantalum, tin, tungsten and gold, known as “conflict minerals,” included in products either manufactured by public companies or as to which public companies have contracted for the manufacture. These rules, adopted in an effort to prevent inadvertent support of armed conflict in the Democratic Republic of Congo and certain adjoining countries (collectively, the “DRC”), require companies to investigate their supply chains to determine whether these minerals are present in their products and, if so, from where the minerals originated. The rules also require disclosure and annual reporting as to whether or not conflict minerals, if used in the manufacture of the products offered, originated from the DRC. Compliance with these rules could adversely affect the sourcing, supply and pricing of materials used in our products. We currently require our manufacturers to comply with policies addressing legal and ethical concerns relating to labor, employment, political and social matters including restrictions on the use of conflict minerals. Violation of these policies by our manufacturers could harm our reputation, disrupt our supply chain and/or increase our cost of goods sold. Additionally, violation of any of these policies by our manufacturers could cause us to face disqualification as a supplier for our customers and suffer reputational challenges. Due to the complexity of our supply chain, compliance with the rules requires significant efforts from a cross-operational team and diverts our management and personnel and results in potential costs of additional staff. Any of the foregoing could adversely affect our sales, net earnings, business and financial condition and results of operations.
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
Exposure to Foreign Currency Fluctuations. We make all of our purchases in U.S. dollars. However, we source substantially all of our products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Location	Leased/Owned	Primary Use	Approximate Area Square Feet
Dongguan, Guangdong Province, China	Leased	Offices and sample production	180,000
Long Island City, NY	Leased	Executive offices	90,000
Bayonne, NJ	Leased	Warehouse	80,000
Bellevue, WA	Leased	Offices, Topline	41,500
Montreal, Canada	Leased	Offices, warehouse	35,000
New York, NY	Leased	Offices and showroom, Accessories	30,000
New York, NY	Leased	Showroom	14,000
Putian City, Guangdong Province, China	Leased	Offices	13,800
New York, NY	Leased	Offices, Cejon	12,400
Seattle, Washington	Leased	Offices and showroom, Dolce Vita	10,537
Long Island City, NY	Leased	Storage	7,200
Los Angeles, CA	Leased	Showroom, Steven	4,600
Guangdong Province, China	Leased	Offices	4,500
Kwai Chung, Hong Kong	Leased	Offices	3,800
Mexico City, Mexico	Leased	Offices, SM Mexico	3,520
Long Island City, NY	Owned	Other	2,200
New York, NY	Leased	Apartments	1,800
Los Angeles, CA	Leased	Showroom, Accessories	1,400
New York, NY	Leased	Office	850
Dallas, Texas	Leased	Showroom	800

All of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of ten years. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes over the base year. The current terms of our retail store leases expire as follows:

Years Initial Lease Terms Expire	Number of Stores
2016	12
2017	20
2018	14
2019	12
2020	9
2021	15
2022	20
2023	22
2024	18
2025	20
2026	3

ITEM 3     LEGAL PROCEEDINGS
($ in thousands)

On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. Subsequently, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit. In September 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1,400. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3,050, and, accordingly, a liability for this amount was recorded as of December 31, 2009. The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, Office of Regulations and Rulings, under internal advice procedures. On September 20, 2010, U.S. Customs issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and one of its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable. With respect to the second buying agent, U.S. Customs also ruled that beginning in February 2002, commissions paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable. However, U.S. Customs found that the Company’s pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer’s agent relationship between the Company and the agent and that commissions paid to the second agent under such buying agreements, in fact, were dutiable. On the basis of the U.S. Customs ruling, the Company reevaluated the liability in the case and believes that it is not likely to exceed $1,248 and the liability was reduced from $3,050 to such amount as of September 30, 2010.

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

Market Information. Our shares of common stock have traded on the NASDAQ Global Select Market since August 1, 2007 and were traded on the NASDAQ National Market prior to that date. The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2015 as reported by the NASDAQ Global Select Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock

	High	Low		High	Low
2015			2014
Quarter ended March 31, 2015	$38.48	$29.33	Quarter ended March 31, 2014	$37.72	$30.66
Quarter ended June 30, 2015	$43.47	$36.93	Quarter ended June 30, 2014	$37.35	$31.23
Quarter ended September 30, 2015	$44.73	$35.68	Quarter ended September 30, 2014	$35.64	$30.20
Quarter ended December 31, 2015	$38.76	$29.98	Quarter ended December 31, 2014	$34.88	$28.02

Holders. As of February 26, 2016, there were 115 holders of record of our common stock.

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

Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2015 is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases of Equity Securities. The Company's Board of Directors authorized a share repurchase program (the "Share Repurchase Program") effective as of January 1, 2004. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. During fiscal year 2015, an aggregate of 3,704,109 shares of the Company's common stock were repurchased under the Share Repurchase Program, at an average per share price of $36.62, for an aggregate purchase price of approximately $136 million. At December 31, 2015, an aggregate of approximately $64 million remained available for future repurchases of our common stock under the Share Repurchase Program. Subsequent to the year ended December 31, 2015, on February 22, 2016, the Board of Directors approved the continuation of the Share Repurchase Program for an additional $136 million in repurchases of the Company's common stock, resulting in approximately $200 million currently available for future repurchases. The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended December 31, 2015, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2015- 10/31/2015	—	$—	—	$95,246
11/1/2015- 11/30/2015	512,324	$32.93	512,324	$78,375
12/1/2015- 12/31/2015	446,800	$31.89	446,800	$64,127
Total	959,124	$32.45	959,124	$64,127

(1) The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Of the total number of shares purchased by the Company in the fourth quarter of 2015, 18,716 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements.

Performance Graph. The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2010, and ending on December 31, 2015, with the cumulative total return on the Russell 2000 Index and the S&P 500 Footwear Index. The comparison assumes that $100 was invested on December 31, 2010 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Steven Madden, Ltd.	$100.00	$124.06	$152.00	$197.36	$171.68	$163.00
Russell 2000 Index	$100.00	$95.82	$111.49	$154.78	$162.35	$155.18
S&P 500 Footwear Index	$100.00	$114.48	$124.39	$192.18	$237.84	$312.49

ITEM 6     SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements. The Income Statement Data relating to 2015, 2014 and 2013, and the Balance Sheet data as of December 31, 2015 and 2014 should be read in conjunction with the information provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

	INCOME STATEMENT DATA Year Ended December 31, (in thousands, except per share data)
	2015	2014	2013	2012	2011
Net sales	$1,405,239	$1,334,951	$1,314,223	$1,227,072	$968,549
Cost of sales	904,747	865,951	831,847	771,370	606,601
Gross profit	500,492	469,000	482,376	455,702	361,948
Commissions and licensing fee income - net	16,647	13,723	15,632	15,395	18,715
Operating expenses	(342,446)	(315,081)	(295,223)	(283,689)	(226,893)
Impairment charges and provision for litigation	(3,045)	—	983	(8,432)	—
Income from operations	171,648	167,642	203,768	178,976	153,770
Interest income	2,660	3,285	4,228	3,067	4,885
Interest expense	(469)	(211)	(128)	(49)	(51)
Other income (expense) - net	(1,373)	677	1,083	2,193	188
Income before provision for income taxes	172,466	171,393	208,951	184,187	158,792
Provision for income taxes	58,811	58,764	75,666	64,623	61,591
Net income	113,655	112,629	133,285	119,564	97,201
Net (income) loss attributable to non-controlling interests	(717)	(749)	(1,278)	62	118
Net income attributable to Steven Madden, Ltd.	$112,938	$111,880	$132,007	$119,626	$97,319
Basic income per share	$1.91	$1.82	$2.04	$1.85	$1.53
Diluted income per share	$1.85	$1.76	$1.98	$1.81	$1.50
Basic weighted average shares of common stock	58,997	61,451	64,583	64,529	63,396
Effect of dilutive securities - options and restricted stock	2,145	2,225	2,253	1,726	1,463
Diluted weighted average shares of common stock outstanding	61,142	63,676	66,836	66,255	64,859

	BALANCE SHEET DATA At December 31,
	2015	2014	2013	2012	2011
Total assets	$914,385	$911,235	$880,241	$804,039	$639,786
Working capital	283,020	264,635	342,142	306,776	211,649
Noncurrent liabilities	60,923	64,115	46,898	43,161	29,940
Stockholders' equity	$678,663	$669,529	$678,840	$626,400	$474,758

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

Our business is comprised of five distinct segments (Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing). Our Wholesale Footwear segment includes the following brands: Steve Madden Women's®, Madden Girl®, Steve Madden Men's®, Madden®, Report®, Dolce Vita®, DV by Dolce Vita®, Mad Love®, Steven by Steve Madden®, Report Signature®, Superga® (under license), Betsey Johnson®, Steve Madden Kids®, FREEBIRD by Steven®, Stevies®, B Brian Atwood®, Blondo® and includes our International business and certain private label footwear business. Our Wholesale Accessories segment includes Big Buddha®, Betseyville®, Betsey Johnson®, Steve Madden®, Steven by Steve Madden®, Madden Girl®, Luv Betsey®, B Brian Atwood®, Cejon® accessories brands and includes our International business and certain private label accessories business. Steven Madden Retail, Inc., our wholly-owned retail subsidiary, operates Steve Madden, Steven, Superga and International retail stores, as well as Steve Madden, Superga, Betsey Johnson and Dolce Vita e-commerce websites. The First Cost segment represents activities of a subsidiary that earns commissions for serving as a buying agent for footwear products under private labels for many of the country's large mass-market merchandisers, shoe chains and other value priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage and men’s leather accessories. In addition, we license our Betsey Johnson®, Betseyville® and Dolce Vita® trademarks for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas and household goods.

In fiscal year 2015 the Company focused on the integration of our strategic transactions completed in 2014, as well as continued focus on our key growth initiatives of adding new brands to our portfolio and expanding our international business. On January 23, 2015, the Company acquired the trademarks and other intellectual property and related assets of Blondo, a fashion-oriented footwear brand specializing in waterproof leather boots, from Regence Footwear Inc. and 3074153 Canada Inc. for a purchase price of approximately $9,129. Further, the Company benefited from earnings contributions for each of the Dolce Vita, SM Mexico and Blondo acquisitions during fiscal year 2015.

Additionally, the Company had strong retail growth during the year with net sales increasing 16% to $240,312 compared to $207,302 in the prior year period. This increase reflects a comparable store sales, which represent sales of stores (including the e-commerce websites) that were in operation throughout 2015 and 2014, increase of 11.2% driven by better fashion trends, stronger product assortment and improvement in conversion rate coupled with a net increase of nine stores year over year.

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

The table below reconciles these metrics to net income as presented in the consolidated statement of income.

	Years Ended December 31 ($ in thousands)
	2015	2014	2013
Net Income	$113,655	$112,629	$133,285
Add back:
Provision for income taxes	58,811	58,764	75,666
Deduct:
Other Income (expense) - net	(1,373)	677	1,083
Interest, net	2,191	3,074	4,100
Adjusted EBIT	171,648	167,642	203,768
Add back:
Depreciation and amortization	20,757	15,077	12,979
Loss on disposal of fixed assets	1,780	291	905
Adjusted EBITDA	194,185	183,010	217,652

Executive Summary

Net sales for 2015 increased 5% to $1,405,239 from $1,334,951 in 2014. Net sales growth was driven by our acquisitions of Dolce Vita, SM Mexico and Blondo, which collectively contributed net sales of $118,535. Excluding acquisitions, net sales decreased by 1% due to declines in both the Wholesale Footwear segment and the Wholesale Accessories segment partially offset by an increase in our Retail segment. The prior year net sales of $1,334,951 was adjusted to exclude sales of SM Mexico as a distributor prior to our acquisition of SM Mexico, and Dolce Vita sales due to the partial period. Net income increased 1% to $112,938 in 2015 compared to $111,880 in 2014. The Company's effective tax rate for 2015 decreased to 34.1% compared to 34.3% recorded in 2014 due primarily to planned reinvestment of foreign earnings in foreign locations. Diluted earnings per share in 2015 increased to $1.85 per share on 61,142,000 diluted weighted average shares outstanding compared to $1.76 per share on 63,676,000 diluted weighted average shares outstanding in the prior year.

In our Retail segment, same store sales (sales attributable to those stores, including the e-commerce websites, that were in operation throughout 2015 and 2014) increased 11.2%, and sales per square foot increased to $723 in 2015 compared to sales per square foot of $676 in 2014. As of December 31, 2015, we had 169 stores in operation, compared to 160 stores as of December 31, 2014. Our store increase was primarily related to the addition of seven full price stores and eight outlet store locations partially offset by six full price store closings.
Our total inventory turnover was 8.7 times compared to 10.4 times in the comparable period of last year. Our accounts receivable average collection days were 67 days in 2015 compared to 62 days in 2014. As of December 31, 2015, we had $193,303 in cash, cash equivalents and marketable securities, no short or long-term debt and total stockholders’ equity of $678,663. Working capital increased to $283,020 as of December 31, 2015, compared to $264,635 on December 31, 2014.
The following tables set forth information on operations for the periods indicated:

	Years Ended December 31 ($ in thousands)
	2015		2014		2013
CONSOLIDATED:
Net sales	$1,405,239	100.0%	$1,334,951	100.0%	$1,314,223	100.0%
Cost of sales	904,747	64.4%	865,951	64.9%	831,847	63.3%
Gross profit	500,492	35.6%	469,000	35.1%	482,376	36.7%
Other operating income – net of expenses	16,647	1.2%	13,723	1.0%	15,632	1.2%
Operating expenses	342,446	24.4%	315,081	23.6%	295,223	22.5%
Impairment charges and provision for litigation	(3,045)	(0.2)%	—	—%	983	0.1%
Income from operations	171,648	12.2%	167,642	12.6%	203,768	15.5%
Interest and other income – net	818	0.1%	3,751	0.3%	5,183	0.4%
Income before income taxes	172,466	12.3%	171,393	12.8%	208,951	15.9%
Net income attributable to Steven Madden, Ltd.	112,938	8.0%	111,880	8.4%	132,007	10.0%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$905,821	100.0%	$881,041	100.0%	$860,448	100.0%
Cost of sales	637,514	70.4%	621,277	70.5%	596,584	69.3%
Gross profit	268,307	29.6%	259,764	29.5%	263,864	30.7%
Operating expenses	168,183	18.6%	154,171	17.5%	146,913	17.1%
Income from operations - before impairment charges and provision for litigation	100,124	11.1%	105,593	12.0%	116,951	13.6%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$259,106	100.0%	$246,608	100.0%	$244,163	100.0%
Cost of sales	173,230	66.9%	161,968	65.7%	154,856	63.4%
Gross profit	85,876	33.1%	84,640	34.3%	89,307	36.6%
Operating expenses	47,656	18.4%	45,867	18.6%	44,569	18.3%
Income from operations - before impairment charges and provision for litigation	38,220	14.8%	38,773	15.7%	44,738	18.3%

RETAIL SEGMENT:
Net sales	$240,312	100.0%	$207,302	100.0%	$209,612	100.0%
Cost of sales	94,003	39.1%	82,706	39.9%	80,407	38.4%
Gross profit	146,309	60.9%	124,596	60.1%	129,205	61.6%
Operating expenses	126,607	52.7%	115,043	55.5%	103,741	49.5%
Income from operations - before impairment charges and provision for litigation	19,702	8.2%	9,553	4.6%	25,464	12.1%
Number of stores	169		160		121

FIRST COST SEGMENT:
Other commission income – net of expenses	$6,795	100.0%	$6,438	100.0%	$7,988	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$9,852	100.0%	$7,285	100.0%	$7,644	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Consolidated:
Net sales for the year ended December 31, 2015 increased by 5.3% to $1,405,239 from $1,334,951 for fiscal year 2014. For the year ended December 31, 2015, gross margin as a percentage of net sales increased to 35.6% compared to 35.1% in the prior year. Operating expenses increased in 2015 to $342,446 from $315,081 in 2014. Operating expenses included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses were $345,494. Excluding the aforementioned benefit, the increase in operating expenses is primarily due to the increase in retail store locations and the impact of recent acquisitions, partially offset by the reversal of contingent liabilities. Operating expenses, excluding the aforementioned lease termination income, as a percentage of sales increased to 24.6% in the year ended December 31, 2015 compared to 23.6% in the previous year due to operating expense deleverage on lower organic sales. Commission and licensing fee income increased to $16,647 in 2015 compared to $13,723 in 2014. During the year ended December 31, 2015, income from operations increased to $171,648 and net income attributable to Steven Madden, Ltd. increased to $112,938 compared to income from operations of $167,642 and net income attributable to Steven Madden, Ltd. of $111,880 in 2014. Net income attributable to Steven Madden, Ltd. included the $3,048 pre-tax benefit related to the closure of our 5th Avenue, New York store location. Net income attributable to Steven Madden, Ltd. also included a pre-tax charge of $3,045 related to the partial impairment of our Wild Pair trademark, which was triggered by a decrease in expected sales stream from a significant customer.

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment was $905,821, or 64.5%, and $881,041, or 66.0%, of our total net sales for the years ended December 31, 2015 and 2014, respectively. Excluding net sales attributable to the acquisitions of Dolce Vita, SM Mexico and Blondo in each year, organic net sales decreased 5.7% to $797,054 in fiscal year 2015 compared to $845,827 in the prior year. The prior year amount of $881,041 was adjusted to exclude sales of SM Mexico as a distributor prior to our acquisition of SM Mexico, and Dolce Vita sales due to the partial period. Excluding acquisitions, the decrease was driven by declines in both branded and private label footwear.

Gross profit margin slightly increased to 29.6% in 2015 from 29.5% in the prior year, primarily due to the impact of acquisitions. Excluding the impact of acquisitions, gross profit margin was 29.4% in 2015 compared to 30.1% in 2014. In the year ended December 31, 2015, operating expenses were $168,183 compared to $154,171 in the same period of 2014. As a percentage of sales, operating expenses increased to 18.6% in 2015 from 17.5% in 2014, due to deleverage from the organic sales decrease and acquisitions. Excluding the impact of acquisitions, operating expenses as a percentage of sales was 17.8% in 2015 and 17.3% in 2014. Income from operations for the Wholesale Footwear segment, excluding a pre-tax charge of $3,045 related to the partial impairment of our Wild Pair trademark, decreased to $100,124 for the year ended December 31, 2015 compared to $105,593 for the year ended December 31, 2014. Excluding acquisitions, income from operations for the Wholesale Footwear segment was $92,392 in 2015 compared to $107,866 in 2014.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $259,106, or 18.4%, and $246,608, or 18.5%, of total Company net sales for the years ended December 31, 2015 and 2014, respectively. This represents a $12,498, or 5% increase year over year with double digit increases in Betsey Johnson, Steve Madden and private label handbags partially offset by decreases in Big Buddha handbags, cold weather accessories and belts.

Gross profit margin in the Wholesale Accessories segment decreased to 33.1% in 2015 from 34.3% in the prior year primarily due to increased sales in value priced retailers and private label handbags both of which have lower margins. In the year ended December 31, 2015, operating expenses increased to $47,656 compared to $45,867 in the year ended December 31, 2014. As a percentage of sales, operating expenses decreased to 18.4% in 2015 from 18.6% in 2014 due to the current year amounts including a favorable impact from a benefit received for the reversal of contingent liabilities. Income from operations for the Wholesale Accessories segment decreased 1% to $38,220 in 2015 compared to $38,773 in 2014.

Retail Segment:

Net sales generated by the Retail segment accounted for $240,312, or 17.1%, and $207,302, or 15.5%, of total Company net sales for the years ended December 31, 2015 and 2014, respectively, which represents a $33,010 or 15.9% increase, year over year. This growth is primarily due to an increase in comparable store sales of 11.2% driven by better fashion footwear trends, stronger product assortment and improvement in conversion rate, and the net addition of nine stores from the prior year. Excluding the acquisition of SM Mexico retail stores, net sales increased 12.0%. During 2015, we added seven full price stores and eight outlets and closed six full price locations. As a result, we had 169 retail stores as of December 31, 2015, compared to 160 stores as of December 31, 2014. The 169 stores currently in operation include 123 Steve Madden full price stores, 40 Steve Madden outlet stores, one Steven store, one Superga store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open for all of 2015 and 2014) for the year ended December 31, 2015 increased 11.2% when compared to the prior year. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base. During the year ended December 31, 2015, gross margin increased to 60.9% from 60.1% in 2014 primarily due to decreased promotional activity compared to the prior year. In 2015, operating expenses increased to $126,607 from $115,043 in 2014 primarily due to the incremental cost associated with new store openings and the acquisition of SM Mexico. Operating expenses included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses were $129,655. Excluding the lease benefit, operating expenses as a percentage of sales decreased to 54.0% in 2015 from 55.5% in the prior year. For the year ended December 31, 2015, income from operations for the Retail segment increased to $19,702 compared to $9,553 in the prior year. Excluding the benefit of $3,048 in the first quarter of 2015, income from operations for the Retail segment was $16,654.

First Cost Segment:

The First Cost segment generated income from operations of $6,795 for the year ended December 31, 2015, compared to $6,438 in 2014.

Licensing Segment:
During the year ended December 31, 2015, the licensing segment generated income of $9,852 as compared to the prior year income of $7,285.

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

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment was $881,041, or 66%, and $860,448, or 65%, of our total net sales for the years ended December 31, 2014 and 2013, respectively. This represents a $20,593, or 2.4% increase year over year. Excluding sales attributable to acquisitions in each year, organic net sales decreased 0.8%. Organic wholesale branded net sales were flat compared to the year ended 2013 with double digit growth in sales of Steve Madden Men's, Report, Steve Madden Kids and FREEBIRD by Steven products being offset by decreases in sales of Steve Madden Women's products and Olsenboye (licensed brand) products. The decrease in Steve Madden Women's was driven by a lack of fashion footwear trends while Olsenboye decreased as a result of discontinuation of sales under the Olsenboye brand in 2014. Organic wholesale private label business was down 2.2%.

Gross profit margin decreased to 29.5% in 2014 from 30.7% in the prior year, primarily due to the impact of increased product markdown allowances and the Dolce Vita acquisition. Excluding the impact of acquisitions gross profit margin was 30.1% in 2014. In the year ended December 31, 2014, operating expenses were $154,171 compared to $146,913 in the same period of 2013. As a percentage of sales, operating expenses increased to 17.5% in 2014 from 17.1% in 2013, due to the acquisition of Dolce Vita and deleverage from the organic sales decrease. Excluding the impact of acquisitions, operating expenses as a percentage of sales was 17.3% in 2014. Income from operations for the Wholesale Footwear segment decreased to $105,593 for the year ended December 31, 2014 compared to $116,951 for the year ended December 31, 2013. Excluding acquisitions, income from operations for the Wholesale Footwear segment was $107,866 in 2014.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $246,608, or 18.5%, and $244,163, or 18.6%, of total Company net sales for the years ended December 31, 2014 and 2013, respectively. This represents a $2,445, or 1% increase year over year with double digit increases in private label and Betsey Johnson handbags almost fully offset by decreases in Steve Madden and Big Buddha handbags, cold weather accessories and belts.

Gross profit margin in the Wholesale Accessories segment decreased to 34.3% in 2014 from 36.6% in the prior year primarily due to increased sales in lower margin private label handbags and margin decreases in Steve Madden handbags and cold weather accessories due to increased markdown allowances and higher product returns. In the year ended December 31, 2014, operating expenses increased to $45,867 compared to $44,569 in the year ended December 31, 2013. As a percentage of sales, operating expenses increased to 18.6% in 2014 from 18.3% in 2013. Income from operations for the Wholesale Accessories segment decreased 13.3% to $38,773 in 2014 compared to $44,738 in 2013.

Retail Segment:

Net sales generated by the Retail segment accounted for $207,302, or 15.5%, and $209,612, or 16%, of total Company net sales for the years ended December 31, 2014 and 2013, respectively, which represents a $2,310, or 1%, decrease, year over year. This decrease reflects a decline in comparable store sales of 8.1% driven by a lack of fashion footwear trends partially offset by the addition of retail stores since the fourth quarter of 2013. During 2014 we added three full price stores and 15 outlets and closed five full price locations. We also acquired the Dolce Vita online store, 21 stores from our Mexico acquisition and four stores from our new joint venture in South Africa. As a result, we had 160 retail stores as of December 31, 2014, compared to 121 stores as of December 31, 2013. The 160 stores in operation as of December 31, 2014 include 122 Steve Madden full price stores, 32 Steve Madden outlet stores, one Steven store, one Superga store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open for all of 2014 and 2013) for the year ended December 31, 2014 decreased 8.1% when compared to the prior year. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base. During the year ended December 31, 2014, gross margin decreased to 60.1% from 61.6% in 2013 primarily due to increased promotional activity. In 2014, operating expenses increased to $115,043 from $103,741 in 2013 primarily due to the incremental cost associated with new store openings. As a percentage of sales, operating expenses increased to 55.5% in 2014 from 49.5% in the prior year due to deleverage from negative comparable store sales. For the year ended December 31, 2014, income from operations for the Retail segment decreased to $9,553 compared to $25,464 in the prior year.

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
Cash, cash equivalents and short-term investments totaled $104,838 and $112,648 at December 31, 2015 and December 31, 2014, respectively. Of the total cash, cash equivalents and short-term investments at December 31, 2015, $73,640, or approximately 70%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2014, $57,256, or approximately 51%, was held in our foreign subsidiaries. To date, deferred taxes have been estimated and accrued for all of our foreign subsidiary earnings that have not been determined to be indefinitely reinvested. As of December 31, 2015 and 2014, the cumulative total amount of earnings considered to be indefinitely reinvested of our foreign subsidiaries was $85,147 and $64,147, respectively. If such amounts were not indefinitely reinvested, the Company would incur approximately $17,531 in taxes that were not previously provided for in our consolidated statements of income. Management believes that our existing domestic and international cash, cash equivalents, short-term investments and cash flows from operations, which are not considered to be indefinitely reinvested, continue to be sufficient to fund our domestic operating activities. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings of $85,147 as of December 31, 2015, that were considered to be indefinitely reinvested and we do not believe there are any material implications or restrictions on our liquidity as a result of having a significant portion of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by the Company or Rosenthal at any time with 60 days’ prior written notice. As of December 31, 2015 we had no borrowings against this credit facility.
As of December 31, 2015, we had working capital of $283,020. We had cash and cash equivalents of $72,414, investments in marketable securities short and long term of $120,889 and we did not have any long-term debt.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next 12 months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $134,720 in 2015 compared to cash provided by operations of $151,975 in the prior year. The primary sources of cash were net income of $113,655 and a decrease in Prepaid expenses, prepaid taxes, deposits and other of $4,784. The primary uses of cash were a decrease of deferred taxes of $5,894 and an increase of inventories of $9,403.
INVESTING ACTIVITIES
($ in thousands)

During the year ended December 31, 2015, we invested $48,891 in marketable securities and received $43,353 from the maturities and sales of securities. We made capital expenditures of $19,459, principally for 9 new stores and improvements to existing stores, systems enhancements and leasehold improvements to office space. Cash used for acquisitions was $9,129 related to the purchase of Blondo. Cash of $466 was received in the repayment of the note receivable from the seller of SM Canada.
FINANCING ACTIVITIES
($ in thousands)
During the year ended December 31, 2015, net cash used by financing activities was $110,096, which consisted of share repurchases of $135,637 and payment of contingent liabilities related to acquisitions completed in prior years of $6,270, partially offset by proceeds from the exercise of stock options of $21,301 and the tax benefit from the exercise of options of $10,510.

CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of December 31, 2015 were as follows:

	Payment due by period
Contractual Obligations	Total	2016	2017 - 2018	2019 - 2020	2021 and after
Operating lease obligations	$228,193	$37,756	$65,985	$55,906	$68,546
Purchase obligations	194,474	194,474	—	—	—
Contingent payment liability	24,775	16,763	8,012	—	—
Other long-term liabilities (future minimum royalty payments)	7,510	1,000	2,510	2,000	2,000
Total	$454,952	$249,993	$76,507	$57,906	$70,546
At December 31, 2015, we had un-negotiated open letters of credit for the purchase of inventory of approximately $331.
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
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,984 in 2016, $1,506 in 2017, and $900 in 2018. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock related compensation.
Virtually all of our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a small and growing percentage located in Mexico in addition to smaller amounts in India, Brazil, Indonesia Italy, and Vietnam. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.
INFLATION

We do not believe that inflation and price changes have had a significant effect on the Company's sales or profitability for the fiscal year ended December 31, 2015 and the prior two fiscal years. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

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
As of December 31, 2015, we held marketable securities valued at approximately $120,889, which consisted primarily of corporate bonds and certificates of deposit. These securities are subject to interest rate risk and will decrease in value if interest rates increase. We currently have the ability to hold these securities until maturity.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2015, of our internal control over financial reporting based on the framework and criteria established in the 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Our independent registered public accounting firm, EisnerAmper LLP, has audited the Company's consolidated financial statements and the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. Their report appears in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2015, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

(a)    On February 24, 2016, the Company issued a press release reporting its financial results for the fiscal quarter and fiscal year ended December 31, 2015, a copy of which is attached as Exhibit 99.01 to this Annual Report.

(b)    At a meeting of the Board of Directors of the Company held on February 22, 2016, upon the recommendation of the Nominating/Corporate Governance Committee of the Board of Directors, the Board of Directors of the Company appointed Amelia Newton Varela, the President of the Company, to fill the vacancy on the Board of Directors created by the passing of Board member John Madden, such appointment to be effective immediately. No committee appointments for Ms. Varela have yet been made in connection with her appointment to the Board of Directors. Since September 2015, Ms. Varela has served as President of the Company. Prior to her appointment as President of the Company, Ms. Varela served as Executive Vice President – Wholesale of the Company. There is no arrangement or understanding between Ms. Varela and any other person pursuant to which she was selected as a director nor are there any disclosable arrangements under Item 404(a) of Regulation S-K.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.
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

DATE: February 26, 2016

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

Signature	Title	Date
/S/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	February 26, 2016
Edward R. Rosenfeld
/S/ ARVIND DHARIA	Chief Financial Officer and Chief Accounting Officer	February 26, 2016
Arvind Dharia
/S/ PETER MIGLIORINI	Director	February 26, 2016
Peter Migliorini
/S/ RICHARD P. RANDALL	Director	February 26, 2016
Richard P. Randall
/S/ RAVI SACHDEV	Director	February 26, 2016
Ravi Sachdev
/S/ THOMAS H. SCHWARTZ	Director	February 26, 2016
Thomas H. Schwartz
/S/ ROSE LYNCH	Director	February 26, 2016
Rose Lynch
/S/ ROBERT SMITH	Director	February 26, 2016
Robert Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steven Madden, Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the Company's December 31, 2015 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
/s/ EisnerAmper LLP

New York, New York
February 26, 2016

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$72,414	$81,450
Accounts receivable, net of allowances of $2,306 and $880	43,173	32,102
Factor accounts receivable, net of allowances of $21,756 and $22,683	155,211	162,492
Inventories	102,080	92,677
Marketable securities – available for sale	32,424	31,198
Prepaid expenses and other current assets	20,641	17,131
Prepaid taxes	17,484	11,051
Deferred taxes	14,392	14,125
Total current assets	457,819	442,226
Notes receivable	1,158	1,878
Note receivable – related party	2,990	3,328
Property and equipment, net	72,010	68,905
Deposits and other	5,088	10,036
Marketable securities – available for sale	88,465	90,446
Goodwill – net	137,097	154,759
Intangibles – net	149,758	139,657
Total Assets	$914,385	$911,235
LIABILITIES
Current liabilities:
Accounts payable	$79,790	$92,635
Accrued expenses	72,105	67,828
Contingent payment liability – current portion	16,763	11,455
Accrued incentive compensation	6,141	5,673
Total current liabilities	174,799	177,591
Contingent payment liability	8,012	27,178
Deferred rent	12,013	11,573
Deferred taxes	39,410	24,706
Other liabilities	1,488	658
Total Liabilities	235,722	241,706
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 85,263 and 83,491 shares issued, 61,693 and 63,625 shares outstanding	6	6
Additional paid-in capital	325,548	275,039
Retained earnings	896,842	783,904
Accumulated other comprehensive loss	(31,413)	(12,752)
Treasury stock – 23,570 and 19,866 shares at cost	(512,579)	(376,942)
Total Steven Madden, Ltd. stockholders’ equity	678,404	669,255
Non-controlling interests	259	274
Total stockholders’ equity	678,663	669,529
Total Liabilities and Stockholders’ Equity	$914,385	$911,235

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Net sales	$1,405,239	$1,334,951	$1,314,223
Cost of sales	904,747	865,951	831,847
Gross profit	500,492	469,000	482,376

Commission and licensing fee income – net	16,647	13,723	15,632
Operating expenses	(342,446)	(315,081)	(295,223)
Impairment charges and provision for litigation	(3,045)	—	983
Income from operations	171,648	167,642	203,768
Interest income	2,660	3,285	4,228
Interest expense	(469)	(211)	(128)
Other (expense) income - net	(1,373)	677	1,083
Income before provision for income taxes	172,466	171,393	208,951
Provision for income taxes	58,811	58,764	75,666
Net income	113,655	112,629	133,285
Net income attributable to non-controlling interests	(717)	(749)	(1,278)
Net income attributable to Steven Madden, Ltd.	$112,938	$111,880	$132,007

Basic net income per share	$1.91	$1.82	$2.04

Diluted net income per share	$1.85	$1.76	$1.98

Basic weighted average common shares outstanding	58,997	61,451	64,583
Effect of dilutive securities – options/restricted stock	2,145	2,225	2,253
Diluted weighted average common shares outstanding	61,142	63,676	66,836

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	2015
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$113,655
Other comprehensive income (loss):
Foreign currency translation adjustment	$(18,734)	$—	(18,734)
Gain or (loss) on cash flow hedging derivatives	1,962	(716)	1,246
Unrealized gain (loss) on marketable securities	(1,847)	674	(1,173)
Total other comprehensive income (loss)	$(18,619)	$(42)	(18,661)

Comprehensive income			94,994
Comprehensive income attributable to non-controlling interests			(717)
Comprehensive income attributable to Steven Madden, Ltd.			$94,277

	2014
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$112,629
Other comprehensive income (loss):
Foreign currency translation adjustment	$(6,238)	$—	(6,238)
Gain or (loss) on cash flow hedging derivatives	(2,081)	803	(1,278)
Unrealized gain (loss) on marketable securities	2,362	(921)	1,441
Total other comprehensive income (loss)	$(5,957)	$(118)	(6,075)

Comprehensive income			106,554
Comprehensive income attributable to non-controlling interests			(749)
Comprehensive income attributable to Steven Madden, Ltd.			$105,805

	2013
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$133,285
Other comprehensive income (loss):
Foreign currency translation adjustment	$(4,282)	$—	(4,282)
Gain or (loss) on cash flow hedging derivatives	(622)	252	(370)
Unrealized gain (loss) on marketable securities	(5,685)	2,217	(3,468)
Total other comprehensive income (loss)	$(10,589)	$2,469	(8,120)

Comprehensive income			125,165
Comprehensive income attributable to non-controlling interests			(1,278)
Comprehensive income attributable to Steven Madden, Ltd.			$123,887

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity(in thousands)

	Common Stock		Additional Paid‑in Capital	Retained Earnings
	Shares	Amount
Balance - December 31, 2012	69,191	$5	$217,638	$540,037
Share repurchases	(3,000)	—	—	—
Exercise of stock options	563	2	5,802	—
Tax benefit from stock based compensation	—	—	4,277	—
Issuance of restricted stock	582	—	—	—
Stock-based compensation	—	—	20,141	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding gain (loss) on securities (net of tax benefit of $2,217)	—	—	—	—
Cash flow hedge (net of tax benefit of $252)	—	—	—	—
Distributions to non-controlling interests, net	—	—	—	—
Net income	—	—	—	132,007
Balance - December 31, 2013	67,336	7	247,858	672,044
Share repurchases	(4,261)	(1)	—	—
Exercise of stock options	340	—	4,943	—
Tax benefit from stock based compensation	—	—	2,978	—
Issuance of restricted stock	210	—	—	—
Stock-based compensation	—	—	19,260	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding gain (loss) on securities (net of tax expense of $921)	—	—	—	—
Cash flow hedge (net of tax benefit of $803)	—	—	—	—
Distributions to non-controlling interests, net	—	—	—	—
Non-controlling investment in JV	—	—	—	(20)
Net income	—	—	—	111,880
Balance - December 31, 2014	63,625	6	275,039	783,904
Share repurchases	(3,704)	—	—	—
Exercise of stock options	1,460	—	21,301	—
Tax benefit from stock based compensation	—	—	10,510	—
Issuance of restricted stock	312	—	—	—
Stock-based compensation	—	—	18,698	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding gain (loss) on securities (net of tax benefit of $674)	—	—	—	—
Cash flow hedge (net of tax expense of $716)	—	—	—	—
Distributions to non-controlling interests, net	—	—	—	—
Non-controlling investment in JV	—	—	—	—
Net income	—	—	—	112,938
Balance - December 31, 2015	61,693	$6	$325,548	$896,842
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(in thousands)

	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock		Non-controlling interest	Total Stockholders' Equity
		Shares	Amount
Balance - December 31, 2012	$1,443	12,605	$(132,543)	$(180)	$626,400
Share repurchases	—	3,000	(102,172)	—	(102,172)
Exercise of stock options	—	—	—	—	5,804
Tax benefit from stock based compensation	—	—	—	—	4,277
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,141
Foreign currency translation adjustment	(4,282)	—	—	—	(4,282)
Unrealized holding gain (loss) on securities (net of tax benefit of $2,217)	(3,468)	—	—	—	(3,468)
Cash flow hedge (net of tax benefit of $252)	(370)	—	—	—	(370)
Distributions to non-controlling interests, net	—	—	—	(775)	(775)
Net income	—	—	—	1,278	133,285
Balance - December 31, 2013	(6,677)	15,605	(234,715)	323	678,840
Share repurchases	—	4,261	(142,227)	—	(142,228)
Exercise of stock options	—	—	—	—	4,943
Tax benefit from stock based compensation	—	—	—	—	2,978
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,260
Foreign currency translation adjustment	(6,238)	—	—	—	(6,238)
Unrealized holding gain (loss) on securities (net of tax expense of $921)	1,441	—	—	—	1,441
Cash flow hedge (net of tax benefit of $803)	(1,278)	—	—	—	(1,278)
Distributions to non-controlling interests, net	—	—	—	(946)	(946)
Non-controlling investment in JV	—	—	—	148	128
Net income	—	—	—	749	112,629
Balance - December 31, 2014	(12,752)	19,866	(376,942)	274	669,529
Share repurchases	—	3,704	(135,637)	—	(135,637)
Exercise of stock options	—	—	—	—	21,301
Tax benefit from stock based compensation	—	—	—	—	10,510
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation	—	—	—	—	18,698
Foreign currency translation adjustment	(18,734)	—	—	—	(18,734)
Unrealized holding gain (loss) on securities (net of tax benefit of $674)	(1,173)	—	—	—	(1,173)
Cash flow hedge (net of tax expense of $716)	1,246	—	—	—	1,246
Distributions to non-controlling interests, net	—	—	—	(732)	(732)
Non-controlling investment in JV	—	—	—	—	—
Net income	—	—	—	717	113,655
Balance - December 31, 2015	$(31,413)	23,570	$(512,579)	$259	$678,663
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$113,655	$112,629	$133,285
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	18,698	19,260	20,141
Tax benefit from stock-based compensation	(10,510)	(2,978)	(4,277)
Depreciation and amortization	20,757	15,077	12,979
Loss on disposal of fixed assets	1,780	291	905
Impairment charges	3,045	—	—
Deferred taxes	5,894	2,875	7,106
Accrued interest on note receivable – related party	(71)	(156)	—
Deferred rent expense and other liabilities	440	2,769	1,914
Realized gain (loss) on sale of marketable securities	67	677	(1,083)
Change in fair value of contingent liability	(5,576)	(2,139)	—
Changes, net of acquisitions, in:
Accounts receivable	(11,071)	(144)	33,672
Factor accounts receivable	7,281	3,734	(51,394)
Notes receivable - related party	409	409	—
Inventories	(9,403)	(1,841)	(10,013)
Prepaid expenses, prepaid taxes, deposits and other	4,784	(294)	(8,484)
Accounts payable and accrued expenses	(8,643)	3,777	20,837
Accrued incentive compensation	468	(1,910)	(135)
Other liabilities	2,716	(61)	—
Net cash provided by operating activities	134,720	151,975	155,453

Cash flows from investing activities:
Capital expenditures	(19,459)	(18,341)	(20,746)
Purchases of marketable securities	(48,891)	(137,348)	(63,310)
Repayment of notes receivable	466	893	—
Maturity/sale of marketable securities	43,353	128,663	43,675
Acquisitions, net of cash acquired	(9,129)	(81,885)	—
Net cash used in investing activities	(33,660)	(108,018)	(40,381)

Cash flows from financing activities:
Proceeds from exercise of stock options	21,301	4,943	5,802
Tax benefit from the exercise of options	10,510	2,978	4,277
Payment of contingent liability	(6,270)	(8,475)	(11,481)
Common stock purchased for treasury	(135,637)	(142,228)	(102,172)
Net cash used by financing activities	(110,096)	(142,782)	(103,574)
Net (decrease) increase in cash and cash equivalents	(9,036)	(98,825)	11,498
Cash and cash equivalents – beginning of year	81,450	180,275	168,777
Cash and cash equivalents – end of year	$72,414	$81,450	$180,275
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$469	$211	$128
Income taxes	$39,424	$49,829	$57,147

See accompanying notes to consolidated financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies

[1]    Organization:

Steven Madden, Ltd. a Delaware corporation, and its subsidiaries, design, source, market and sell name brand and private label women's, men's and children's shoes, worldwide through its wholesale and retail channels under the Steve Madden Women's, Steve Madden Men's, Madden, Madden Girl, Steven, FREEBIRD by Steven, Superga (under license), Dolce Vita and Betsey Johnson brand names and through its wholesale channels under the Stevies, Report, B Brian Atwood and Blondo brand names. In addition, the Company designs, sources, markets and sells name brand and private label handbags and accessories to customers worldwide through its Wholesale Accessories segment, including the Big Buddha, Betsey Johnson, Madden Girl, Betseyville, Cejon, Steve Madden, Steven by Steve Madden, Luv Betsey and B Brian Atwood accessories brands. Revenue is generated predominantly through the sale of the Company's brand name and private label merchandise and certain licensed products. At December 31, 2015 and 2014, the Company operated 169 (including four e-commerce websites) and 160 (including four e-commerce websites) retail stores, respectively. Revenue is subject to seasonal fluctuations. See Note P for operating segment information.

[2]    Principles of consolidation:

The Consolidated Financial Statements include the accounts of Steven Madden, Ltd. and its wholly-owned subsidiaries Steven Madden Retail, Inc., Diva Acquisition Corp., Diva International, Inc., Madden Direct, Inc., Adesso Madden, Inc., Stevies, Inc., Daniel M. Friedman and Associates, Inc., Big Buddha, Inc., the Topline Corporation, Cejon, Inc., SML Holdings S.a.r.l., SML Canada Acquisition Corp., Madden International Ltd., DMF International Ltd., Asean Corporation Ltd., Dolce Vita Holdings, Inc., Trendy Imports S.A de C.V., Comercial Diecesiette S.A. de C.V., Maximus Designer Shoes S.A. de C.V., BA Brand Holdings LLC and BAI Holding, LLC (collectively the "Company"). The accounts of Mad Love LLC, a joint venture in which the Company is the majority owner, Dexascope Proprietary Ltd., a joint venture in South Africa in which the Company is the majority owner, and BA Brand Holdings LLC, a joint venture in which the Company is the majority owner, are included in the Consolidated Financial Statements with the other members' interests reflected in “Net (income) loss attributable to non-controlling interests” in the Consolidated Statements of Income and “Non-controlling interests” in the Consolidated Balance Sheets. All significant intercompany balances and transactions have been eliminated. Certain adjustments were made to prior years' amounts to conform to the 2015 presentation.

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

[4]    Cash equivalents:

Cash equivalents at December 31, 2015 and 2014 amounted to approximately $2,242 and $2,280, respectively, and consisted of money market accounts held primarily at three brokerage companies. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)
[5]    Marketable securities:

Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to ten years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders' equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the years ended December 31, 2015 and 2014, the amortization of bond premiums totaled $1,375 and $558, respectively. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk. The schedule of maturities at December 31, 2015 and 2014 are as follows:

	Maturities as of December 31, 2015		Maturities as of December 31, 2014
	1 Year or Less	1 to 10 Years	1 Year or Less	1 to 10 Years
Corporate bonds	$11,240	$88,465	$11,363	$90,446
Certificates of deposit	21,184	—	19,835	—
Total	$32,424	$88,465	$31,198	$90,446

For the year ended December 31, 2015, gains of $67 were reclassified from Accumulated Other Comprehensive Income and recognized in the Consolidated Statements of Income in Other Income as compared to gains of $677 for the year ended December 31, 2014. For the year ended December 31, 2015, current marketable securities included unrealized losses of $530 and long-term marketable securities included unrealized gains of $52 and unrealized losses of $1,133. For the year ended December 31, 2014 current marketable securities included unrealized gains of $1 and unrealized losses of $145, and long-term marketable securities included unrealized gains of $11 and unrealized losses of $589.

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

[8]    Goodwill and intangible assets:

The Company's goodwill and indefinite lived intangible assets are not amortized, rather they are tested for impairment on an annual basis, or more often if events or circumstances change that could cause these assets to become impaired. During the first quarter of 2015, the Company recognized an impairment charge of $3,045 related to the Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows. The Company completed its annual impairment tests on goodwill and its remaining intangible assets during the third quarter of 2015 and no other impairments were recognized. Goodwill and indefinite-lived intangible assets are assessed for impairment using either a qualitative or quantitative approach. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include historical financial performance, macroeconomic and industry conditions and legal and regulatory environment. If the qualitative assessment

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)

indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company is currently amortizing its acquired intangible assets with definite useful lives over periods typically from two to ten years using the straight-line method.

[9]    Net Income Per Share of Common Stock:

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the years ended December 31, 2015, 2014 and 2013, options to purchase approximately 26,000, 290,000 and 15,000 shares of common stock, respectively, have been excluded in the calculation of diluted income per share as the result would have been anti-dilutive. For the years ended December 31, 2015, 2014 and 2013, all unvested restricted stock awards were dilutive.

[10]    Comprehensive Income:

Comprehensive income is the total of net earnings and all other non-owner changes in equity. Comprehensive income for the Company includes net income, foreign currency translation adjustments, cash flow hedging and unrealized gains and losses on marketable securities. The accumulated balances for each component of other comprehensive loss attributable to the Company are as follows:

	2015	2014
Currency translation adjustment	$(29,487)	$(10,753)
Cash flow hedges, net of tax	(315)	(1,561)
Unrealized loss on securities, net of tax	(1,611)	(438)
Accumulated other comprehensive loss	$(31,413)	$(12,752)

[11]    Advertising costs:

The Company expenses costs of print, radio and billboard advertisements as incurred. Advertising expense included in operating expenses amounted to approximately $14,892 in 2015, $13,872 in 2014 and $11,529 in 2013.

[12]    Revenue Recognition:

The Company recognizes revenue on wholesale sales when (i) products are shipped pursuant to its standard terms, which are freight on board (“FOB”) Company warehouse, or when products are delivered to the consolidators, or any other destination, as per the terms of the customers’ purchase order, (ii) persuasive evidence of an arrangement exists, (iii) the price is fixed and determinable and (iv) collection is reasonably assured. Sales reductions on wholesale sales for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. With the exception of our cold weather accessories and Blondo businesses, normally we do not accept returns from our wholesale customers unless there are product quality issues, which we charge back to the vendors at cost. Sales of cold weather accessories

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)

and Blondo products to wholesale customers are recorded net of returns, which are estimated based on historical experience. Such amounts have historically not been material.

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

The Company licenses its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. In addition, the Company licenses the Betsey Johnson®, Betseyville® and Dolce Vita® trademarks for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas, and household goods. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission and a design fee on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher.

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

[14]     Sales Deductions:

The Company supports retailers’ initiatives to maximize sales of the Company’s products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. In addition, the Company accepts returns for damaged products for which the Company’s costs are normally charged back to the responsible third-party factory. Such expenses are reflected in the consolidated financial statements as deductions to arrive at net sales.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)

may include warehouse and distribution costs, as well as other costs excluded from cost of sales by the Company, as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

[16]    Warehouse and shipping costs:

The Company includes all warehouse and shipping costs for the Wholesale segment in the Operating Expenses line on the Consolidated Statements of Income. For the years ended December 31, 2015, 2014 and 2013, the total warehouse and distribution costs included in Operating Expenses were $24,176, $21,030 and $20,134 respectively. Since the Company's standard terms of sales are “FOB Steve Madden warehouse,” the Company's wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the Operating Expense line in the Consolidated Statements of Income.

[17]    Employee benefit plan:

The Company maintains a tax-qualified 401(k) plan which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company made discretionary matching contributions of 50% of employees' contributions up to a maximum of 6% of employees' compensation which vest to the employees over a period of time. Total matching contributions to the plan for 2015, 2014 and 2013 were approximately $1,602, $1,450 and $1,315, respectively.

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

[20]    Share-based Compensation:

The Company recognizes expense related to share-based payment transactions in which it receives employee services in exchange for equity instruments of the Company. Share-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Share-based compensation cost for stock options is measured at the grant date, based on the fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)

including expected volatility, estimated expected life and interest rates. The Company recognizes share-based compensation cost over the award’s requisite service period. The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Stockholders' Equity if an incremental tax benefit is realized. See Note I - Stock Based Compensation.

Note B – Acquisitions

Blondo

On January 23, 2015 the Company acquired the trademarks and other intellectual property and related assets of Blondo, a fashion-oriented footwear brand specializing in waterproof leather boots, from Regence Footwear Inc. and 3074153 Canada Inc. for a purchase price of approximately $9,129. The purchase price has been initially allocated as follows:

Inventory	$233
Other liabilities	(308)
Trademarks	7,196
Total fair value excluding goodwill	7,121
Goodwill	2,008

Net assets acquired	$9,129

SM Mexico

On December 30, 2014, the Company purchased all of the outstanding capital stock of Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V., and Maximus Designer Shoes S.A. de C.V. (together, “SM Mexico”). SM Mexico is a division of Grupo Dicanco, which has been the exclusive distributor of the Company's products in Mexico since 2005. The total purchase price for the acquisition was approximately $22,959. The total purchase price includes a cash payment at closing of $15,336, plus potential earn-out payments based on the achievement of certain earnings targets for each of the twelve month periods ending December 31, 2015 and 2016. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of SM Mexico during the earn-out period. At December 31, 2015, the Company estimated the fair value of the contingent consideration to be $6,490.

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of SM Mexico were recorded at their fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, which are subject to change. During the fourth quarter of 2015 and prior to December 30, 2015, the Company finalized the allocation of the purchase price for SM Mexico. The final allocation of the purchase price is as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note B – Acquisitions (continued)

Accounts Receivable	$418
Inventory	3,371
Fixed assets	1,338
Other assets	973
Re-acquired rights	4,200
Customer relations	1,900
Accounts payable	(3,680)
Deposits & other	(568)
Total fair value excluding goodwill	7,952
Goodwill	15,007

Net assets acquired	$22,959

Contingent consideration classified as a liability will be remeasured at fair value at each reporting date, until the contingency is resolved, with changes recognized in earnings. The goodwill related to this transaction is expected to be deductible for tax purposes over 15 years.

Dolce Vita

On August 13, 2014, the Company purchased all of the outstanding capital stock of Dolce Vita Holdings, Inc. (“Dolce Vita”). The total purchase price for the acquisition was approximately $62,146 which included a cash payment at closing of $56,872 plus potential earn-out payments based on achievement of certain earnings targets for each of the twelve month periods ending on September 30, 2015 and 2016 provided that the aggregate minimum earn-out payment for such two year earn-out period shall be no less than $5,000. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of Dolce Vita during the earn-out period. At December 31, 2015, the Company estimated the fair value of the contingent consideration to be $3,646.

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of Dolce Vita were recorded at their fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, which are subject to change. During the third quarter of 2015 and prior to August 13, 2015, the Company finalized the allocation of the purchase price for Dolce Vita. The final allocation of the purchase price is as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
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

The unaudited pro forma consolidated revenues and earnings relating to the Dolce Vita, SM Mexico and Blondo acquisitions for the years ended December 31, 2015 and 2014 have not been presented as it is impracticable to provide due to lack of information from the sellers.

Brian Atwood

In March 2014, the Company, acting through a newly-formed subsidiary BA Brand Holdings LLC (“BA Brands”), purchased the intellectual property and related assets of Brian Atwood® from Brian Atwood IP Company LLC, for a purchase price of approximately $6,750. The Company owns 80% of BA Brands. The acquired intellectual property portfolio includes the Brian Atwood® designer brand and the B Brian Atwood® contemporary brand. In connection with the acquisition, the Company has licensed the Brian Atwood® designer brand to Brian K. Atwood (“Atwood”), who has full operational and creative control in the design, production and distribution of the designer brand. The Company manages the B Brian Atwood® brand and collaborates with Atwood on the design, production, marketing and distribution of B Brian Atwood® brand footwear and handbags.

The purchase price for the acquired assets has primarily been allocated to the trademarks and to the Company's preferred interest in BAI Holding, LLC., which controls the operating company that will sell the Brian Atwood® designer brand.

Note C – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal in amounts of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of December 31, 2015, no borrowings or letters of credit were outstanding. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal, which was 0.25% of the gross invoice amount and on December 8, 2014, the fee was reduced to 0.20% of the gross invoice amount effective January 1, 2015. With respect to receivables related to the Company's private label business, the fee is 0.14% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations. Rosenthal

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note C – Factor Receivable (continued)
services the collection of the Company's accounts receivable. Funds collected by Rosenthal are applied against advances owed to Rosenthal (if any), and the balance is due and payable to the Company, net of any fees. The allowance against “factor receivables” is a projected provision based on certain formulas and prior approvals for markdowns, allowances, discounts, advertising and other deductions that customers may deduct against their payments.

Note D – Notes Receivable
As of December 31, 2015 and 2014, Notes Receivable were comprised of the following:

	December 31, 2015	December 31, 2014
Due from seller of SM Canada (see below)	$1,158	$1,878
On February 21, 2012, the Company purchased all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, “SM Canada”), the Company’s sole distributor in Canada since 1994, comprising SM Canada’s footwear, handbags and accessories wholesale and retail businesses. The transaction was completed for cash consideration of approximately $26,686, net of a working capital adjustment of $2,681, plus potential earn-out payments of up to a maximum of $38,000 Canadian dollars (which converted to approximately $37,327 U.S. dollars at the time of acquisition), in the aggregate, based on achievement of certain earnings targets for each of the 12-month periods ending on March 31, 2013 through 2017, inclusive. In connection with the acquisition, the Company provided an interest free loan to the seller of SM Canada in the principal amount of $3,107 Canadian dollars ($3,171 in U.S. dollars) pursuant to a promissory note. The note is payable in five annual installments due on the dates the five annual earn-out payments are paid. The first payment of principal was made in January 2014, the second payment was made during the fourth quarter of 2014 and the third payment was made during the second quarter of 2015. The decrease in the balance of the note receivable at December 31, 2015 is due to principal payments of $466 and $254 in foreign currency translation. To the extent the contingent consideration related to the earn-out is not achieved, the repayment terms of the note may result in less than the entire principal amount of the loan being paid. In such event, the unpaid principal amount of the note will be forgiven. The note was recorded net of the imputed interest, which will be amortized to income over the term of the note.
Note E – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock, which common stock he pledged to the Company as collateral to secure the loan. Mr. Madden executed a secured promissory note in favor of the Company bearing interest at an annual rate of 8%, which was due on the earlier of the date Mr. Madden ceases to be employed by the Company or December 31, 2007. The note was amended and restated as of December 19, 2007 to extend the maturity date to March 31, 2009, and amended and restated again as of April 1, 2009 to change the interest rate to 6% and the maturity date to June 30, 2015 at which time all principal and accrued interest would become due. On January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the note was again amended and restated (the “Third Amended and Restated Note”) to extend the maturity date to December 31, 2023 and eliminate the accrual of interest after December 31, 2011. In addition, the Third Amended and Restated Note provides that, commencing on December 31, 2014, and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company, provided that Mr. Madden continues to be employed by the Company on each such December 31. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Consolidated Financial Statements. Due to the three-for-two stock split of the Company's common stock effected on May 3, 2010, the number of shares of the Company's common stock securing the loan increased from 510,000 shares to 765,000 shares. Based upon the increase in the market value of the Company’s common stock since the inception of the loan, on July 12, 2010, the Company released from its security interest 555,000 shares of the Company’s common stock, retaining 210,000 shares with a total market value on that date of $6,798, as collateral for the loan. Additionally, pursuant to the three-for-two stock split of the Company's common stock effected on May 31, 2011, the number of shares of the Company's

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note E – Note Receivable – Related Party (continued)
common stock securing the repayment of the loan increased from 210,000 shares to 315,000 shares and pursuant to the three-for-two stock split of the Company's common stock effected on October 1, 2013, the number of shares of the Company's common stock securing the repayment of the loan has increased from 315,000 shares to 472,500 shares. On December 31, 2015, the total market value of these shares was $14,279. Pursuant to the elimination of further interest accumulation under the Third Amended and Restated Note, the outstanding principal amount of the loan and the accrued interest as of December 31, 2015 and 2014 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan. On December 31, 2015 and 2014, the Company also recorded a charge in the amount of $409 and $409, respectively, to write-off the required one-tenth of the principal amount of the Third Amended and Restated Note, which was partially offset by accrued imputed interest of $71 and $156, respectively.
Note F – Fair Value Measurement
The accounting guidance under Accounting Standards Codification “Fair Value Measurements and Disclosures” (“ASC 820-10”) provides guidance for disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities, subject to fair value measurements, as of December 31, 2015 and 2014 are as follows:

		December 31, 2015
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,242	$2,242	$—	$—
Current marketable securities – available for sale	32,424	32,424	—	—
Note receivable – related party	2,990	—	—	2,990
Note receivable – Seller of SM Canada	1,158	—	—	1,158
Long-term marketable securities – available for sale	88,465	88,465	—	—
Total assets	$127,279	$123,131	$—	$4,148
Liabilities:
Contingent consideration	$24,775	$—	$—	$24,775
Total liabilities	$24,775	$—	$—	$24,775

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note F – Fair Value Measurement (continued)

		December 31, 2014
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,280	$2,280	$—	$—
Current marketable securities – available for sale	31,198	31,198	—	—
Note receivable – related party	3,328	—	—	3,328
Note receivable – SM Canada	1,878	—	—	1,878
Long-term marketable securities – available for sale	90,446	90,446	—	—
Total assets	$129,130	$123,924	$—	$5,206
Liabilities:
Forward contracts	$2,334	$—	$2,334	$—
Contingent consideration	38,633	—	—	38,633
Total liabilities	$40,967	$—	$2,334	$38,633

The majority of our level 3 balances consist of contingent consideration related to various acquisitions and certain notes receivables. The changes in our level 3 assets and liabilities for the years ended December 31, 2015 and 2014 are as follows:

	Balance at January 1,	Payments	Accrued Interest	Acquisitions	Change in estimate	Foreign Currency Translation	Balance at December 31,
2015
Assets:
Note receivable – related party	$3,328	(409)	71				$2,990
Note receivable – SM Canada	$1,878	(466)				(254)	$1,158

Liabilities:
Contingent consideration	$38,633	(6,270)			(5,576)	(2,012)	$24,775

2014
Assets:
Note receivable – related party	$3,581	(409)	156				$3,328
Note receivable – SM Canada	$3,171	(893)				(400)	$1,878

Liabilities:
Contingent consideration	$34,795	(8,475)		14,452	(2,139)		$38,633

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
December 31, 2015 and 2014
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

The Company has recorded a liability for potential contingent consideration in connection with the August 13, 2014 acquisition of Dolce Vita (see Note B). Pursuant to the terms of an earn-out agreement between the Company and the seller of Dolce Vita, earn-out payments will be due annually to the seller of Dolce Vita based on the financial performance of Dolce Vita for each of the twelve-month periods ending on September 30, 2015 and 2016, inclusive, provided that the aggregate minimum earn-out payment shall be no less than $5,000. The earn-out payment of $1,019 for the period ended September 30, 2015 was paid in the fourth quarter of 2015. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Dolce Vita during the earn-out period.

The Company has recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of SM Canada. Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada, earn-out payments will be due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the 12-month periods ending on March 31, 2013 through 2017, inclusive. The earn-out payment of $2,894 for the period ended March 31, 2015 was paid in the second quarter of 2015. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period.

The Company has recorded a liability for potential contingent consideration in connection with the May 25, 2011 acquisition of Cejon. Pursuant to the terms of an earn-out agreement between the Company and the sellers of Cejon, earn-out payments will be made annually to the sellers of Cejon, based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The earn-out payment of $2,357 for the period ended June 30, 2015 was paid in the fourth quarter of 2015. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period.

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
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note G - Property and Equipment
The major classes of assets and total accumulated depreciation and amortization are as follows:

		December 31,
	Average Useful Life	2015	2014
Land and building		$767	$767
Leasehold improvements		76,844	71,267
Machinery and equipment	10 years	8,557	8,071
Furniture and fixtures	5 years	7,769	7,257
Computer equipment and software	3 to 5 years	50,861	45,177
		144,798	132,539
Less accumulated depreciation and amortization		(72,788)	(63,634)
Property and equipment - net		$72,010	$68,905

Depreciation and amortization expense related to property and equipment included in operating expenses amounted to approximately $13,237 in 2015, $11,139 in 2014 and $8,858 in 2013.
Note H – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of December 31, 2015 and 2014:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount
Balance at January 1, 2014	$37,591	$49,324	$9,217	$96,132
Acquisition of Dolce Vita	39,211	—	—	39,211
Acquisition of SM Mexico	10,732	—	8,585	19,317
Translation and other	103	—	(4)	99
Balance at December 31, 2014	87,637	49,324	17,798	154,759
Acquisition of Blondo	2,008	—	—	2,008
Purchase accounting adjustment (1)	(14,665)	—	(1,916)	(16,581)
Translation and other	(1,962)	—	(1,127)	(3,089)
Balance at December 31, 2015	$73,018	$49,324	$14,755	$137,097
(1) Amount represents the final purchase price allocation of customer relationships related to the Dolce Vita acquisition originally recorded in goodwill, as well as the final purchase price allocation of customer relationships and re-acquired rights related to the SM Mexico acquisition originally recorded in goodwill.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note H – Goodwill and Intangible Assets (continued)

The following table details identifiable intangible assets as of December 31, 2015 and 2014:

	2015
	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$4,590	$2,921	$—	$1,669
Customer relationships	10 years	41,509	17,869	—	23,640
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,357	—	83
Re-acquired right	2 years	4,200	2,008	—	2,192
Other	3 years	14	14	—	—
		58,353	30,769	—	27,584
Re-acquired right	indefinite	35,200	10,314	—	24,886
Trade names	indefinite	100,333	—	3,045	97,288
		$193,886	$41,083	$3,045	$149,758
(1) Includes the effect of foreign currency translation related primarily to the changes in the Canadian dollar and Mexican peso in relation to the U.S. dollar.
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

The amortization of intangible assets amounted to $6,145 for 2015, $3,380 for 2014 and $3,459 for 2013 and is included in operating expenses on the Company's Consolidated Statements of Income. The estimated future amortization expense of purchased intangibles is as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note H – Goodwill and Intangible Assets (continued)

2016	$5,524
2017	3,310
2018	3,175
2019	3,102
2020	2,294
Thereafter	10,179
Total	$27,584

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

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(19,289,000)
Common stock available for grant of stock-based awards as of December 31, 2015	4,177,000

In accordance with accounting guidance relating to stock-based compensation, the Company records compensation for all awards to employees based on the fair value of options and restricted stock on the date of grant. Equity-based compensation is included in operating expenses on the Company's Consolidated Statements of Income. For the years ended December 31, 2015, 2014 and 2013, total equity-based compensation was as follows:

	Years Ended December 31,
	2015	2014	2013
Restricted stock	$15,543	$15,007	$15,097
Stock options	3,155	4,253	5,044
Total	$18,698	$19,260	$20,141

The Company classifies cash flows resulting from the tax benefits from tax deductions in excess of the compensation costs recognized for those options (tax benefits) as financing cash flows. For the years ended December 31, 2015, 2014 and 2013, the Company realized a tax benefit from stock-based compensation of $10,510, $2,978 and $4,277, respectively.

Stock Options

The total intrinsic value of options exercised during 2015, 2014 and 2013 amounted to $12,433, $6,351 and $8,016 respectively. During the years ended December 31, 2015, 2014 and 2013, 455,528 options with a weighted average exercise price of $27.27, 537,276 options with a weighted average exercise price of $21.19 and 1,061,513 options with a weighted average exercise price

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note I – Stock-Based Compensation (continued)

of $12.91 vested, respectively. As of December 31, 2015, there were unvested options relating to 658,005 shares of common stock with a total of $4,708 of unrecognized compensation cost and an average vesting period of 2.0 years.

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

	2015	2014	2013
Volatility	22% to 28%	27% to 32%	31% to 45%
Risk-free interest rate	0.99% to 1.60%	1.06% to 1.80%	0.37% to 1.38%
Expected life in years	3 to 5	3 to 5	4 to 5
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value	$8.81	$9.90	$10.21

Activity relating to stock options granted under the Company’s plans and outside the plans during the three years ended December 31, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,403,500	$13.71
Granted	584,000	30.03
Exercised	(563,000)	10.28
Cancelled/Forfeited	(51,500)	22.32
Outstanding at December 31, 2013	3,373,000	17.01
Granted	489,500	34.69
Exercised	(340,000)	14.57
Cancelled/Forfeited	(94,500)	28.77
Outstanding at December 31, 2014	3,428,000	19.48
Granted	69,000	36.59
Exercised	(1,460,000)	14.59
Cancelled/Forfeited	(21,000)	28.49
Outstanding at December 31, 2015	2,016,000	$23.51	3.0 years	$16,999
Exercisable at December 31, 2015	1,358,000	$18.85	2.2 years	$16,607

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note I – Stock-Based Compensation (continued)

The following table summarizes information about stock options at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.56 to $9.55	334,000	0.3	$5.70	334,000	$5.70
$14.46 to $20.07	563,000	1.8	16.99	559,000	16.97
$20.86 to $27.03	51,000	2.5	23.69	44,000	23.71
$27.43 to $34.34	707,000	4.2	30.42	332,000	29.92
$35.61 to $41.95	361,000	4.9	36.62	89,000	36.52
	2,016,000	3.0	$23.51	1,358,000	$18.85

Restricted Stock

The following table summarizes restricted stock activity during the three years ended December 31, 2015:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2013	4,333,500	$23.16
Granted	434,000	29.21
Vested	(473,500)	19.65
Forfeited	(37,000)	18.82
Outstanding at December 31, 2013	4,257,000	24.24
Granted	182,000	34.88
Vested	(345,000)	24.11
Forfeited	(27,000)	29.34
Outstanding at December 31, 2014	4,067,000	24.69
Granted	361,000	35.71
Vested	(304,000)	23.24
Forfeited	(69,000)	34.23
Outstanding at December 31, 2015	4,055,000	$25.32

As of December 31, 2015, there was $71,870 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average period of 6.7 years.

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. The fair value of the restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $6,980, $8,317 and $9,306, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
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

Note K - Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the twelve months ended December 31, 2015, an aggregate of 3,704,109 shares of the Company's common stock was repurchased under the Share Repurchase Program, at an average price per share of $36.62, for an aggregate purchase price of approximately $135,637. As of December 31, 2015, approximately $64,127 remained available for future repurchases under the Share Repurchase Program. Subsequent to the year ended December 31, 2015, on February 22, 2016, the Board of Directors approved the extension of the Share Repurchase Program for an additional $136,000 in repurchases of the Company's common stock resulting in approximately $200,000 currently available for future repurchases.
Note L - Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. The foreign exchange contracts will be used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory from Mexico and are designated as cash flow hedging instruments. The Company enters into forward contracts with terms of no more than two years. As of December 31, 2015, the Company had no open contracts. As of December 31, 2015, $315 of losses related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of December 31, 2014, the fair value of the Company's foreign currency derivatives, which is included on the Consolidated Balance Sheet in accrued expenses, was $2,334. As of December 31, 2014, $1,561 of losses related to cash flow hedges were recorded in accumulated other comprehensive income, net of taxes and were recognized in earnings at the same time the hedged items affected earnings. As of December 31, 2015 and 2014, none of the Company's hedging activities were considered ineffective and thus no gains and losses relating to ineffectiveness on its hedging activities were recognized in the Consolidated Statements of Income. For the year ended December 31, 2015 losses of $2,353 were reclassified from accumulated other comprehensive income and recognized in the Consolidated Statements of Income in cost of sales as compared to losses of $81 for the year ended December 31, 2014.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note M - Operating Leases

The Company leases office, showroom, warehouse and retail facilities under noncancelable operating leases with terms expiring at various times through 2026. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

2016	$37,756
2017	34,848
2018	31,137
2019	28,583
2020	27,323
Thereafter	68,546
Total	$228,193

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes. Rent expense for the years ended December 31, 2015, 2014 and 2013 was approximately $47,710, $43,608 and $38,527, respectively. Included in such amounts are contingent rents of $157, $84 and $140 in 2015, 2014 and 2013, respectively.

Rent expense is calculated by amortizing total base rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

Note N - Income Taxes

The components of income before income taxes are as follows:

	2015	2014	2013
Domestic	$81,785	$85,988	$125,772
Foreign	90,681	85,405	83,179
	$172,466	$171,393	$208,951

The income tax provision (benefit) consists of the following:

	2015	2014	2013
Current:
Federal	$24,838	$29,933	$41,334
State and local	4,136	4,244	11,265
Foreign	13,960	15,167	14,385
	42,934	49,344	66,984
Deferred:
Federal	16,976	10,229	8,815
State and local	1,961	(2,014)	(667)
Foreign	(3,060)	1,205	534
	15,877	9,420	8,682
	$58,811	$58,764	$75,666

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note N - Income Taxes (continued)

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

	December 31,
	2015	2014	2013
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
Effects of foreign operations	(3.6)	(2.7)	(1.7)
State and local income taxes - net of federal income tax benefit	1.7	1.1	3
Nondeductible items	0.14	0.2	0.1
Valuation allowance (reversal)	—	(0.1)	—
Other	0.9	0.8	(0.2)
Effective rate	34.1%	34.3%	36.2%

The Company applies the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

In accordance with accounting guidance, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as income tax expense on the Consolidated Statements of Income. The Company determines the amount of interest expense to be recognized by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken on a tax return. The Company's tax years 2012 through 2015 remain open to examination by most taxing authorities. During 2015, the U.S. Internal Revenue Service ("IRS") commenced an audit of the Company's 2013 U.S. income tax return. As of December 31, 2015 the audit remains open and the Company is working with the IRS on open matters including a discussion related to the Company's 2013 transfer pricing calculation. Management believes that adequate provisions have been made for any adjustments that may result from the audit. The Company does not have any material unrecognized tax benefits recorded as of December 31, 2015 and 2014.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note N - Income Taxes (continued)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Current deferred tax assets (liabilities):
Receivable allowances	$7,932	$8,663
Inventory	2,237	2,119
Unrealized (gain) loss	1,096	955
Accrued expenses	796	798
Other	2,331	1,590
Gross current deferred tax asset	14,392	14,125

Non-current deferred tax assets (liabilities):
Depreciation and amortization	(16,045)	(10,122)
Deferred compensation	14,936	14,146
Unremitted earnings of foreign subsidiaries	(39,494)	(29,268)
Deferred rent	4,585	4,134
Amortization of goodwill	(3,749)	(3,858)
Unrealized loss (gain)	(80)	222
Other	437	40
	(39,410)	(24,706)
Net deferred tax (liabilities) assets	$(25,018)	$(10,581)

The Company's consolidated financial statements provide for any related tax liability on amounts that may be repatriated from foreign operations, aside from undistributed earnings of certain of the Company's foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. The deferred tax liability of $39,494 and $29,268 for the years ended December 31, 2015 and 2014, respectively, reflects the amounts that may be repatriated from foreign operations. The total amount of indefinitely reinvested earnings of foreign subsidiaries as of December 31, 2015 and 2014 was $85,147 and $64,147, respectively. Accordingly, no provision has been made for United States income taxes that may become payable if those undistributed earnings of foreign subsidiaries are paid as dividends. If such amounts were not indefinitely reinvested, the Company would incur approximately $17,531 in taxes that were not previously provided for in our consolidated statements of income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note O – Commitments, Contingencies and Other

[1]    Legal Proceedings:

(a)
On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and hence are dutiable. Subsequently, U.S. Immigration and Customs Enforcement notified the Company’s legal counsel that a formal investigation of the Company’s importing practices had been commenced as a result of the audit. In September 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1,400. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3,050, and accordingly, a liability for this amount was recorded as of December 31, 2009. The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, of Regulations and Rulings, under internal advice procedures. On September 20, 2010, U.S. Customs issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and one of its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable. With respect to the second buying agent, U.S. Customs also ruled that beginning in February 2002, commissions paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable. However, U.S. Customs found that the Company’s pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer’s agent relationship between the Company and the agent and that commissions paid to the second agent under such buying agreements, in fact, were dutiable. On the basis of the U.S. Customs ruling, the Company reevaluated the liability in the case and believes that it is not likely to exceed $1,248 and the liability was reduced from $3,050 to such amount as of September 30, 2010.
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

[2]    Employment agreements:

Robert Schmertz. On June 4, 2015, Robert Schmertz, the Company's Brand Director, submitted his resignation of employment to the Company effective immediately. A separation agreement dated June 4, 2015 between Mr. Schmertz and the Company provides to Mr. Schmertz, among other things, a severance of $381, which is being paid to him at regular intervals from the date of his resignation through December 31, 2016.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note O – Commitments, Contingencies and Other (continued)

Edward R. Rosenfeld. On December 31, 2015, the Company entered into a new employment agreement with Edward R. Rosenfeld, the Company's Chief Executive Officer and the Chairman of the Board of Directors, to replace an existing employment agreement that expired on December 31, 2015. The agreement, which expires on December 31, 2018, provides for an annual salary of $800 through December 31, 2016, $850 in 2017 and $900 in 2018. In addition, pursuant to his new employment agreement, on December 31, 2015, Mr. Rosenfeld received a grant of 75,000 shares of the Company's common stock subject to certain restrictions and, on February 5, 2016, a further grant of 75,000 shares of the Company's common stock subject to certain restrictions. The restricted shares received by Mr. Rosenfeld on December 31, 2015 and February 5, 2016 were issued under the Company's 2006 Stock Incentive Plan, as amended, and will vest in equal annual installments over a five-year period commencing on December 1, 2016 and March 5, 2017, respectively. Additional compensation and bonuses, if any, are at the sole discretion of the Board of Directors.

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
Arvind Dharia. On February 2, 2015, the Company and its Chief Financial Officer, Arvind Dharia, entered into an amendment of Mr. Dharia's existing employment agreement. The amendment, among other things, extends the term of Mr. Dharia's employment agreement until December 31, 2017 and increases his annual base salary to $582 effective January 1, 2015 through the remainder of the term. Pursuant to the amendment, on February 2, 2015, Mr. Dharia received a restricted stock award of 15,000 restricted shares of the Company's common stock, which will vest in substantially equal annual installments over a five-year period commencing on February 2, 2016 through February 2, 2020. The agreement, as amended, provides for an annual bonus to Mr. Dharia at the discretion of the Board of Directors.

Amelia Newton Varela. On September 4, 2015 the Company and Amelia Newton Varela, entered into an amendment of Ms. Varela's existing employment agreement dated January 1, 2014. The amendment, among other things, reflects the change in Ms. Varela's job title from Executive Vice President-Wholesale to the newly-created position of President of the Company and increases her annual base salary to $600 through the end of the term of her employment agreement on December 31, 2016. Ms. Varela's employment agreement, as amended, provides Ms. Varela the opportunity for annual

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note O – Commitments, Contingencies and Other (continued)

cash incentive bonuses and, pursuant thereto, on February 3, 2014, Ms. Varela received an option to purchase 100,000 shares of common stock at an exercise price equal to the market price of the Company's common stock on the last trading day prior to the grant. The option will vest in equal annual installments over a four-year period commencing on the first anniversary of the grant date.

Awadhesh Sinha. Effective January 1, 2014, the Company entered into a new employment agreement with Awadhesh Sinha, the Company's Chief Operating Officer, to replace an existing employment agreement that expired at the end of 2013. The new agreement, which remains in effect until December 31, 2016, provides for an annual salary of $600, $630, and $661 for the three years ended December 31, 2014, 2015, and 2016 and provides the opportunity for annual cash and share based incentive bonuses. In addition, on January 15, 2014, Mr. Sinha received a grant of 29,886 shares of restricted common stock, which will vest in equal annual installments over a three-year period on each of December 15, 2014, December 15, 2015, and December 15, 2016.

Karla Frieders. On September 4, 2015, the Company entered into a new employment agreement with Karla Frieders in connection with Ms. Frieders' appointment to the newly-created position of Chief Merchandising Officer of the Company. The agreement, which remains in effect until February 29, 2017, provides to Ms. Frieders an annual salary of $440 throughout the term of the agreement and an annual performance-based bonus for the fiscal years ending December 31, 2015 and 2016 in an amount to be determined at the discretion of the Company.
[3]    Letters of credit:
At December 31, 2015, the Company had open letters of credit for the purchase of imported merchandise of approximately $331.
[4]    License agreements:
On March 1, 2014, the Company entered into a license agreement with ABG Juicy Couture, LLC, under which the Company has the right to use the Juicy Couture® trademark in connection with the sale and marketing of women's footwear. The agreement requires the Company to pay the licensor a royalty equal to a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved. The initial term of the agreement is effective through December 31, 2018.
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

Future minimum royalty payments are $1,000 for 2016, $2,510 for 2017 through 2018, $2,000 for 2019 through 2020 and $2,000 for 2021 and after. Royalty expenses are included in the “cost of goods sold” section of the Company's Consolidated Statements of Income.

[5]    Related Party Transactions:
On February 23, 2012, the Company entered into an agreement (the "2012 Consulting Agreement") with JLM Consultants, Inc., a company wholly-owned by John Madden, now deceased, formerly a director of the Company and the brother of Steven Madden, the Company's founder and Creative and Design Chief. The 2012 Consulting Agreement, replaced an earlier consulting agreement between the Company and JLM Consultants, Inc. that had expired by its terms on December 31, 2005 but under which JLM Consultants, Inc. had continued to provide consulting services for the consideration provided therein. Under the 2012 Consulting Agreement, Mr. Madden and JLM Consultants, Inc. provided consulting services to the Company with respect to the development of international sales of the Company. JLM Consultants,

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note O – Commitments, Contingencies and Other (continued)
Inc. received fees and expenses of $1,373, $1,240 and $1,310 in 2015, 2014 and 2013, respectively, pursuant to the 2012 Consulting Agreement. Subsequent to 2011, Mr. Madden no longer received fees for his service as a director of the Company. As a result of the passing of Mr. Madden on October 26, 2015, the 2012 Consulting Agreement terminated and the consulting services formerly provided by Mr. Madden and JLM Consultants under the 2012 Consulting Agreement are now being performed by employees of the Company.

[6]    Concentrations:
The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company's marketable securities are principally held at three brokerage companies.
During the year ended December 31, 2015, the Company did not purchase more than 10% of its merchandise from any single supplier. Total product purchases from China for the year ended December 31, 2015 were approximately 90%.
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
For the year ended December 31, 2015, Target, Inc. represented 12.2% of net sales and 16.7% of total accounts receivable. The Company did not have any other customers who account for more than 10% of total net sales or 10% of total accounts receivable.
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

[7]    Valuation and qualifying accounts:
The following is a summary of the allowance for chargebacks and doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount due from factor:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note O – Commitments, Contingencies and Other (continued)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2015
Allowance for doubtful accounts	$203	$162	$165	$200
Allowance for chargebacks	18,199	76,085	75,244	19,040
Returns*	5,160	5,868	6,206	4,822
Year ended December 31, 2014
Allowance for doubtful accounts	119	234	150	203
Allowance for chargebacks	17,040	52,265	51,106	18,199
Returns*	3,253	5,648	3,741	5,160
Year ended December 31, 2013
Allowance for doubtful accounts	30	399	310	119
Allowance for chargebacks	18,108	41,812	42,880	17,040
Returns*	$4,299	$702	$1,748	$3,253

* The return reserve does not take into consideration the Company's ability to resell returned products.
The following is a summary of goodwill and the related accumulated amortization for the:

	Year Ended December 31,
	2015	2014	2013
Cost basis
Balance at beginning of year	$155,357	$96,730	$92,157
Acquisitions and purchase price adjustments	(17,662)	58,627	4,573
Balance at end of year	137,695	155,357	96,730
Accumulated amortization
Balance at beginning of year	598	598	598
Balance at end of year	598	598	598
Goodwill - net	$137,097	$154,759	$96,132

Note P – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and worldwide (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide (via our International business), from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from Canada, Mexico and South Africa and, under special distribution arrangements, from Asia, Australia, Europe, the Middle East, India, South and Central America and New Zealand. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada, Mexico and South Africa and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note P – Operating Segment Information (continued)

serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®,
Steven by Steve Madden® and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. In addition, this segment licenses the Betsey Johnson®, Betseyville® and Dolce Vita® trademarks for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas, and household goods.

Year ended	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Corporate	Consolidated
December 31, 2015:
Net sales	$905,821	$259,106	$1,164,927	$240,312	$—	$—	$—	$1,405,239
Gross profit	268,307	85,876	354,183	146,309	—	—	—	500,492
Commissions and licensing fees – net	—	—	—	—	6,795	9,852	—	16,647
Income from operations	97,079	38,220	135,299	19,702	6,795	9,852	—	171,648
Depreciation and amortization			12,624	7,897	236	—	—	20,757
Segment assets	$515,953	$185,558	701,511	163,735	49,139	—	—	914,385
Capital expenditures			$7,237	$12,222	$—	$—	$—	$19,459
December 31, 2014:
Net sales	$881,041	$246,608	$1,127,649	$207,302	$—	$—	$—	$1,334,951
Gross profit	259,764	84,640	344,404	124,596	—	—	—	469,000
Commissions and licensing fees – net	—	—	—	—	6,438	7,285	$—	13,723
Income from operations	105,593	38,773	144,366	9,553	6,438	7,285	—	167,642
Depreciation and amortization			7,963	6,887	227	—	—	15,077
Segment assets	$526,420	$190,237	716,657	146,927	47,651	—	—	911,235
Capital expenditures			$10,188	$8,153	$—	$—	$—	$18,341
December 31, 2013
Net sales	$860,448	$244,163	$1,104,611	$209,612	$—	$—	$—	$1,314,223
Gross profit	263,864	89,307	353,171	129,205	—	—	—	482,376
Commissions and licensing fees – net	—	—	—	—	7,988	7,644	—	15,632
Income from operations	116,951	44,738	161,689	25,464	7,988	7,644	983	203,768
Depreciation and amortization			6,659	5,542	116	—	662	12,979
Segment assets	$537,609	$152,553	690,162	129,549	60,530	—	—	880,241
Capital expenditures			$9,276	$11,470	$—	$—	$—	$20,746

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note P – Operating Segment Information (continued)
Revenues by geographic area are as follows:

	Year Ended December 31,
	2015	2014	2013
Domestic (a)	$1,255,668	$1,222,721	$1,200,797
International	149,571	112,230	113,426
Total	$1,405,239	$1,334,951	$1,314,223
(a) Includes revenues of $329,089, $319,089 and $315,154 for the years ended 2015, 2014 and 2013 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our International subsidiary.

Note Q - Quarterly Results of Operations (unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014:

	March 31,	June 30,	September 30,	December 31,
2015:
Net sales	$323,945	$323,582	$413,462	$344,250
Cost of sales	212,567	207,436	264,691	220,053
Gross profit	111,378	116,146	148,771	124,197
Commissions, royalty and licensing fee income - net	3,918	3,127	6,643	2,959
Net income attributable to Steven Madden, Ltd.	$19,824	$24,503	$42,885	$25,726
Net income per share:
Basic	$0.33	$0.41	$0.73	$0.44
Diluted	$0.32	$0.40	$0.70	$0.43
2014:
Net sales	$304,624	$295,715	$391,992	$342,620
Cost of sales	196,276	188,655	255,895	225,125
Gross profit	108,348	107,060	136,097	117,495
Commissions, royalty and licensing fee income - net	3,171	3,187	5,103	2,262
Net income attributable to Steven Madden, Ltd.	$23,637	$28,002	$39,248	$20,993
Net income per share:
Basic	$0.38	$0.45	$0.64	$0.35
Diluted	$0.36	$0.44	$0.62	$0.34
Note R - Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under Accounting Standards Update 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
($ in thousands, except share and per share data)

Note R - Recent Accounting Pronouncements (continued)

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  Accounting Standards Update 2016-01 generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

In November 2015, FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Accounting Standards Update 2015-17 simplifies current guidance and requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. Accounting Standards Update 2015-17 can be applied either prospectively or retrospectively and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In September 2015, FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Accounting Standards Update 2015-16 is effective for periods beginning after December 15, 2015, including interim periods within those fiscal years. The new guidance must be applied prospectively to adjustments to provisional amounts that occur after the effective date, with early adoption permitted. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

In July 2015, FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  Accounting Standards Update 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted. Accounting Standards Update No. 2015-02 amends the assessment of whether a limited partnership or an LLC is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interests held by a reporting entity's related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships or LLCs, clarifies how to determine whether the equity holders as a group have power over an entity.  The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

In May 2014, FASB issued new accounting guidance, Accounting Standards Update No. 2014-09,  Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. Accounting Standards Update No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of the standard. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

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

10.13
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2005)

10.14
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2009)

10.15
Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012)

10.16
Employment Agreement dated January 1, 1998 between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000 filed with the SEC on March 30, 2001)#

10.17
Amendment No. 1 dated June 29, 2001 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed August 14, 2001)#

10.18
Amendment No. 2 dated October 30, 2002 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 filed with the SEC on November 14, 2002)#

10.19
Amendment No. 3 dated February 1, 2006 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2006)#

10.20
Amendment No. 4 dated October 7, 2009 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 13, 2009)#

10.21
Amendment No. 5 dated February 8, 2012 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)#

10.22
Amendment No. 6 dated February 2, 2015 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)#

10.23
Employment Agreement dated January 10, 2014 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 16, 2014)#

10.24
Employment Agreement dated January 2, 2013 between the Company and Robert Schmertz (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 8, 2013)#

10.25
Employment Agreement dated March 11, 2015 between the Company and Robert Schmertz (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 16, 2015)#

10.26
Employment Agreement dated January 10, 2014 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 16, 2014)#

10.27
Amendment No. 1 dated September 4, 2015 to Employment Agreement between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 8-K filed with SEC on September 10, 2015)#

10.28
Employment Agreement dated September 4, 2015 between the Company and Karla Frieders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 10, 2015)#

10.29
Employment Agreement dated December 31, 2015 between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2016)#

10.30
The 1999 Stock Plan, approved and adopted on March 15, 1999, amended as of March 20, 2000 and March 30, 2001 (incorporated by reference to Exhibit 10.A to the Company's Registration Statement on Form S-8 filed with the SEC on July 26, 2004)#

10.31
2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), amended by the Board on April 5, 2012 and approved and adopted by the Company's stockholders on May 25, 2012 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013)#

21.01	Subsidiaries of the Registrant†
23.01	Consent of EisnerAmper LLP†

24.01	Power of Attorney (included on signature page hereto)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
99.01	Press Release, dated February 24, 2016, issued by Steven Madden, Ltd.†
101
The following materials from Steven Madden, Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

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