Form 10-Q
period 2016-03-31
STEVEN MADDEN, LTD.
filed 2016-05-06
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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
Yes  ☐   No ☒

As of May 5, 2016, the latest practicable date, there were 61,835,087 shares of the registrant’s common stock, $.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2016	December 31, 2015	March 31, 2015
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,905	$72,414	$50,455
Accounts receivable, net of allowances of $2,144, $2,306 and $1,050	28,903	43,173	22,962
Factor accounts receivable, net of allowances of $18,143, $21,756 and $19,626	188,233	155,211	192,120
Inventories	80,356	102,080	76,029
Marketable securities – available for sale	34,419	32,424	27,337
Prepaid expenses and other current assets	25,961	20,641	29,176
Prepaid taxes	14,548	17,484	11,332
Deferred taxes	14,342	14,392	14,094
Total current assets	457,667	457,819	423,505
Notes receivable	1,238	1,158	1,727
Note receivable – related party	2,903	2,990	3,244
Property and equipment, net	72,727	72,010	69,262
Deposits and other	4,748	5,088	7,593
Marketable securities – available for sale	87,575	88,465	90,907
Goodwill – net	138,096	137,097	143,719
Intangibles – net	150,546	149,758	151,899
Total Assets	$915,500	$914,385	$891,856
LIABILITIES
Current liabilities:
Accounts payable	$86,831	$79,790	$99,314
Accrued expenses	47,409	72,105	44,421
Advances from factor	—	—	9,469
Contingent payment liability – current portion	16,351	16,763	11,455
Accrued incentive compensation	1,774	6,141	1,864
Total current liabilities	152,365	174,799	166,523
Contingent payment liability	4,941	8,012	27,605
Deferred rent	12,217	12,013	11,673
Deferred taxes	39,921	39,410	24,706
Other liabilities	2,390	1,488	658
Total Liabilities	211,834	235,722	231,165
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 85,945, 85,263 and 84,882 shares issued, 61,983, 61,693 and 63,582 shares outstanding	6	6	6
Additional paid-in capital	337,850	325,548	304,923
Retained earnings	916,801	896,842	803,728
Accumulated other comprehensive loss	(24,725)	(31,413)	(18,632)
Treasury stock – 23,962, 23,570, and 21,300 shares at cost	(526,613)	(512,579)	(429,719)
Total Steven Madden, Ltd. stockholders’ equity	703,319	678,404	660,306
Non-controlling interests	347	259	385
Total stockholders’ equity	703,666	678,663	660,691
Total Liabilities and Stockholders’ Equity	$915,500	$914,385	$891,856

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Net sales	$329,357	$323,945
Cost of sales	213,155	212,567
Gross profit	116,202	111,378

Commission and licensing fee income – net	2,171	3,918
Operating expenses	(88,493)	(82,404)
Impairment charge	—	(3,045)
Income from operations	29,880	29,847
Interest and other (loss) income – net	(176)	496
Income before provision for income taxes	29,704	30,343
Provision for income taxes	9,505	10,408
Net income	20,199	19,935
Net income attributable to non-controlling interests	237	111
Net income attributable to Steven Madden, Ltd.	$19,962	$19,824

Basic net income per share	$0.35	$0.33

Diluted net income per share	$0.33	$0.32

Basic weighted average common shares outstanding	57,709	59,605
Effect of dilutive securities – options/restricted stock	2,061	2,473
Diluted weighted average common shares outstanding	59,770	62,078
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended March 31, 2016
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$20,199
Other comprehensive income (loss):
Foreign currency translation adjustment	$5,153	$—	5,153
Gain or (loss) on cash flow hedging derivatives	663	(242)	421
Unrealized gain (loss) on marketable securities	1,754	(640)	1,114
Total other comprehensive income (loss)	$7,570	$(882)	6,688

Comprehensive income			26,887
Comprehensive income attributable to non-controlling interests			237
Comprehensive income attributable to Steven Madden, Ltd.			$26,650

	Three Months Ended March 31, 2015
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$19,935
Other comprehensive income (loss):
Foreign currency translation adjustment	$(5,984)	$—	(5,984)
Gain or (loss) on cash flow hedging derivatives	(680)	248	(432)
Unrealized gain (loss) on marketable securities	842	(307)	535
Total other comprehensive income (loss)	$(5,822)	$(59)	(5,881)

Comprehensive income			14,054
Comprehensive income attributable to non-controlling interests			111
Comprehensive income attributable to Steven Madden, Ltd.			$13,943
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$20,199	$19,935
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,927	4,758
Tax benefit from stock-based compensation	(3,697)	(8,319)
Depreciation and amortization	5,201	4,525
Loss on disposal of fixed assets	—	609
Impairment charges	—	3,045
Deferred taxes	2,485	(1,998)
Accrued interest on note receivable - related party	(16)	(19)
Deferred rent expense and other liabilities	204	100
Realized gain (loss) on sale of marketable securities	(779)	96
Changes in fair value on contingent liability	—	427
Changes, net of acquisitions, in:
Accounts receivable	14,270	9,140
Factor accounts receivable	(33,022)	(29,628)
Notes receivable - related party	103	103
Inventories	21,724	17,149
Prepaid expenses, prepaid taxes, deposits and other	1,501	(1,564)
Accounts payable and accrued expenses	(17,655)	(16,996)
Accrued incentive compensation	(4,367)	(3,809)
Other liabilities	902	—
Net cash provided by (used in) operating activities	11,980	(2,446)

Cash flows from investing activities:
Capital expenditures	(4,384)	(3,669)
Purchases of marketable securities	(3,497)	(19,090)
Maturity/sale of marketable securities	4,534	21,521
Acquisitions, net of cash acquired	—	(9,129)
Net cash used in investing activities	(3,347)	(10,367)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,678	16,807
Tax benefit from the exercise of options	3,697	8,319
Payment of contingent liability	(3,483)	—
Common stock purchased for treasury	(14,034)	(52,777)
Advances from factor	—	9,469
Net cash used in financing activities	(10,142)	(18,182)
Net decrease in cash and cash equivalents	(1,509)	(30,995)
Cash and cash equivalents – beginning of period	72,414	81,450
Cash and cash equivalents – end of period	$70,905	$50,455
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2016
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2016 presentation. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2015 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 26, 2016.
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

Note C – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of March 31, 2016, no borrowings or letters of credit were outstanding. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on all of the Company’s receivables to secure the Company’s obligations.
Note D – Notes Receivable
As of March 31, 2016 and December 31, 2015, Notes Receivable were comprised of the following:

	March 31, 2016	December 31, 2015
Note receivable from seller of SM Canada	$1,238	$1,158

In connection with the Company's February 21, 2012 acquisition of all of the assets comprising the footwear, handbags and accessories wholesale and retail businesses of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2016
($ in thousands except share and per share data)

Note D – Notes Receivable (continued)

and Gelati Imports Inc. (collectively, "SM Canada"), which had been the Company's sole distributor in Canada since 1994, the Company provided an interest-free loan to the seller of SM Canada in the principal amount of $3,107 Canadian dollars (which converted to approximately $3,085 in U.S. dollars at the time of the acquisition). The loan is payable in five annual installments due on dates that correspond with the five annual earn-out payment dates under the acquisition agreement (to the extent such contingent consideration is earned as a result of SM Canada's financial performance in the earn-out periods; see Note F). The note was recorded net of the imputed interest, which is being amortized to income over the term of the note.

Any earn-out payment not achieved with respect to an earn-out period may result in less than the entire principal amount of the loan being repaid. In such event the unpaid annual installment of the principal amount of the loan will be forgiven.
Note E – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to ten years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three months ended March 31, 2016, the amortization of bond premiums totaled $308 compared to $345 for the comparable period in 2015. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. The schedule of maturities at March 31, 2016 and December 31, 2015 are as follows:

	Maturities as of March 31, 2016		Maturities as of December 31, 2015
	1 Year or Less	1 to 10 Years	1 Year or Less	1 to 10 Years
Corporate bonds	$13,303	$87,575	$11,240	$88,465
Certificates of deposit	21,116	—	21,184	—
Total	$34,419	$87,575	$32,424	$88,465
For the three months ended March 31, 2016, losses of $779 were reclassified from accumulated other comprehensive income and recognized in the income statement in other income compared to gains of $96 for the comparable period in 2015. For the three months ended March 31, 2016, current marketable securities included unrealized losses of $443 and long-term marketable securities included unrealized gains of $296 and unrealized losses of $350. For the comparable period in 2015, current marketable securities included unrealized gains of $2 and unrealized losses of $47 while long-term marketable securities included unrealized gains of $226 and unrealized losses of $86.
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
March 31, 2016
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2016 and December 31, 2015 are as follows:

		March 31, 2016
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,756	$2,756	$—	$—
Current marketable securities – available for sale	34,419	34,419	—	—
Note receivable – related party	2,903	—	—	2,903
Note receivable from seller of SM Canada	1,238	—	—	1,238
Long-term marketable securities – available for sale	87,575	87,575	—	—
Forward contracts	72		72
Total assets	$128,963	$124,750	$72	$4,141
Liabilities:
Contingent consideration	21,292	—	—	21,292
Total liabilities	$21,292	$—	$—	$21,292

		December 31, 2015
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,242	$2,242	$—	$—
Current marketable securities – available for sale	32,424	32,424	—	—
Note receivable – related party	2,990	—	—	2,990
Note receivable from seller of SM Canada	1,158	—	—	1,158
Long-term marketable securities – available for sale	88,465	88,465	—	—
Total assets	$127,279	$123,131	$—	$4,148
Liabilities:
Contingent consideration	24,775	—	—	24,775
Total liabilities	$24,775	$—	$—	$24,775

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2016
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)
The majority of our level 3 balances consist of contingent consideration related to various acquisitions and certain notes receivable. The changes in our level 3 assets and liabilities for the periods ended March 31, 2016 and December 31, 2015 are as follows:

	Balance at January 1,	Payments	Accrued Interest	Acquisitions	Change in estimate	Foreign Currency Translation	Balance at March 31,
2016
Assets:
Note receivable – related party	$2,990	(103)	16				$2,903
Note receivable – SM Canada	$1,158					80	$1,238

Liabilities:
Contingent consideration	$24,775	(3,483)					$21,292

	Balance at January 1,	Payments	Accrued Interest	Acquisitions	Change in estimate	Foreign Currency Translation	Balance at December 31,
2015
Assets:
Note receivable – related party	$3,328	(409)	71				$2,990
Note receivable – SM Canada	$1,878	(466)				(254)	$1,158

Liabilities:
Contingent consideration	$38,633	(6,270)			(5,576)	(2,012)	$24,775

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. Fair value of these instruments are based on observable market transactions of spot and forward rates.
For the note receivable due from related party (see Note I) and due from the sellers of SM Canada (see Note D), the carrying value was determined to be the fair value, based upon their actual and imputed interest rates, which approximate current market interest rates.

The Company has recorded a liability for potential contingent consideration in connection with the December 30, 2014 acquisition of all of the outstanding capital stock of Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V. and Maximus Designer Shoes S.A. de C.V. (together, "SM Mexico"). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Mexico, earn-out payments, if achieved, are due annually to the seller of SM Mexico based on the financial performance of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Mexico during the earn-out period. The current portion of the earn-out due based on the twelve-month period ending December 31, 2015 approximates the recorded value. An earn-out payment of $3,483 for the period ended December 31, 2015 was paid to the seller of SM Mexico in the first quarter of this year.

The Company has recorded a liability for potential contingent consideration in connection with the August 13, 2014 acquisition of all of the outstanding capital stock of Dolce Vita Holdings, Inc., a Washington corporation ("Dolce Vita"). Pursuant to the terms of an earn-out agreement between the Company and the seller of Dolce Vita, earn-out payments are due annually to the seller of Dolce Vita based on the financial performance of Dolce Vita for each of the twelve-month periods ending on September 30, 2015 and 2016, inclusive, provided that the aggregate minimum earn-out payment shall be no less than $5,000. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Dolce Vita during the earn-out period.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2016
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

The Company has recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of SM Canada. Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada, earn-out payments, if achieved, are due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the 12-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period.

The Company has recorded a liability for potential contingent consideration in connection with the May 25, 2011 acquisition of all of the outstanding shares of capital stock of Cejon, Inc. and Cejon Accessories, Inc. and all of the outstanding membership interests in New East Designs, LLC (collectively, "Cejon"). Pursuant to the terms of an earn-out agreement between the Company and the sellers of Cejon, earn-out payments, if achieved, are made annually to the sellers of Cejon, based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period.

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

Note G – Revenue Recognition

The Company recognizes revenue on wholesale sales when (i) products are shipped pursuant to its standard terms, which are freight on board Company warehouse, or when products are delivered to the consolidators, or any other destination, as per the terms of the customers’ purchase order, (ii) persuasive evidence of an arrangement exists, (iii) the price is fixed and determinable and (iv) collection is reasonably assured. Sales reductions on wholesale sales for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. With the exception of our cold weather accessories and Blondo businesses, normally we do not accept returns from our wholesale customers unless there are product quality issues, which we charge back to the vendors at cost. Sales of cold weather accessories and Blondo products to wholesale customers are recorded net of returns, which are estimated based on historical experience. Such amounts have historically not been material.

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

The Company licenses its Steve Madden®, Steven by Steve Madden®, Madden Girl® and Stevies® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. In addition, the Company licenses the Betsey Johnson® and Dolce Vita® trademarks for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas, and household goods. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2016
($ in thousands except share and per share data)

Note G – Revenue Recognition (continued)

based on a percentage of net sales, in addition to a commission and a design fee on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher.

In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and receivable on a quarterly basis.
Note H – Sales Deductions

The Company supports retailers’ initiatives to maximize sales of the Company’s products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. In addition, the Company accepts returns for damaged products for which the Company’s costs are normally charged back to the responsible third-party factory. Such expenses are reflected in the condensed consolidated financial statements as deductions to arrive at net sales.
Note I – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock. Mr. Madden executed a secured promissory note in favor of the Company, for which a securities brokerage account maintained by Mr. Madden with his broker serves as collateral security. None of the securities held in the securities brokerage account are shares of the Company's common stock. There have been successive amendments of the secured promissory note, the most recent of which occurred on April 8, 2016, at which time the secured promissory note was amended to substitute the collateral securing the secured promissory note from shares of the Company's common stock to the security interest in Mr. Madden's securities brokerage account. Previously, on January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the secured promissory note was amended and restated to extend the maturity date of the obligation to December 31, 2023 and eliminate the accrual of interest after December 31, 2011. Prior to its January 3, 2012 amendment and restatement, the secured promissory note was accruing interest at the rate of 6% per annum. In addition, the secured promissory note provides that, commencing on December 31, 2014, and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company, provided that Mr. Madden continues to be employed by the Company on each such December 31. Contemporaneously, the Company will release its security interest in a portion of the securities held in Mr. Madden's securities brokerage account generally correlating to the amount of indebtedness cancelled on such date. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan evidenced by the secured promissory note related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Condensed Consolidated Financial Statements. Pursuant to the elimination of further interest accumulation under the secured promissory note, the outstanding principal amount of the loan and the accrued interest as of March 31, 2016 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan. For the year ended December 31, 2015, the Company also recorded a charge in the amount of $409 to write-off the required one-tenth of the principal amount of the secured promissory note, which was partially offset by accrued imputed interest of $71.
Note J – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. On February 22, 2016, the Board of Directors approved the extension of the Share Repurchase Program for an additional $136,000 in repurchases of the Company's common stock. During the three months ended March 31, 2016, an aggregate of 391,685 shares of the Company's common stock were repurchased under the Share Repurchase Program, at an average

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2016
($ in thousands except share and per share data)

Note J – Share Repurchase Program (continued)

price per share of $35.83, for an aggregate purchase price of approximately $14,034. As of March 31, 2016, approximately $186,054 remained available for future repurchases under the Share Repurchase Program.

Note K – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,113,000 shares for the three months ended March 31, 2016, compared to 4,069,000 shares for the three months ended March 31, 2015. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2016, options to purchase approximately 363,000 shares of common stock have been excluded in the calculation of diluted net income per share as compared to 259,000 shares that were excluded for the three months ended March 31, 2015, as the result would have been antidilutive. For the three months ended March 31, 2016 and 2015, all unvested restricted stock awards were dilutive.
Note L – Equity-Based Compensation

In March 2006, the Company's Board of Directors approved the Steven Madden, Ltd. 2006 Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The stockholders approved the Plan on May 26, 2006. On May 25, 2007, the stockholders approved an amendment to the Plan to increase the maximum number of shares that may be issued under the Plan from 4,050,000 to 5,231,250. On May 22, 2009, the stockholders approved an amendment and restatement of the Plan that, among other things, increased the maximum number of shares that may be issued under the Plan to 13,716,000. On May 25, 2012, the stockholders approved an amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 23,466,000. The following table summarizes the number of shares of common stock authorized for use under the Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the Plan and the number of shares of common stock available for the grant of stock-based awards under the Plan:

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(19,864,000)
Common stock available for grant of stock-based awards as of March 31, 2016	3,602,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2016
($ in thousands except share and per share data)

Note L – Equity-Based Compensation (continued)

Total equity-based compensation for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Restricted stock	$4,143	$3,760
Stock options	784	998
Total	$4,927	$4,758

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Proceeds from stock options exercised	$3,678	$16,807
Intrinsic value of stock options exercised	$11,030	$27,446

During the three months ended March 31, 2016, options to purchase approximately 214,328 shares of common stock with a weighted average exercise price of $31.63 vested. During the three months ended March 31, 2015, options to purchase approximately 298,527 shares of common stock with a weighted average exercise price of $26.73 vested. As of March 31, 2016, there were unvested options relating to 493,009 shares of common stock outstanding with a total of $4,235 of unrecognized compensation cost and an average vesting period of 0.94 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2016 and 2015:

	2016	2015
Volatility	22.2% to 26.2%	23.7% to 28.3%
Risk free interest rate	1.20% to 1.73%	0.99% to 1.60%
Expected life in years	3.8 to 5.0	4.1 to 5.1
Dividend yield	0.00%	0.00%
Weighted average fair value	$7.26	$8.48

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2016
($ in thousands except share and per share data)

Note L – Equity-Based Compensation (continued)

Activity relating to stock options granted under the Company’s plans and outside the plans during the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	2,016,000	$23.51
Granted	63,500	31.91
Exercised	(410,000)	9.00
Cancelled/Forfeited	(16,000)	29.27
Outstanding at March 31, 2016	1,653,500	$27.36	3.4 years	$16,012
Exercisable at March 31, 2016	1,161,000	$24.66	2.8 years	$14,373

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2016 and 2015:

	2016		2015
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1,	4,055,000	$25.32	4,067,000	$24.69
Granted	273,000	34.06	191,000	35.80
Vested	(126,000)	29.51	(135,000)	21.23
Forfeited	—	—	—	—
Non-vested at March 31,	4,202,000	$25.81	4,123,000	$22.84

As of March 31, 2016, the Company had $75,510 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 6.60 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

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
March 31, 2016
($ in thousands except share and per share data)

Note M – Acquisitions

Blondo

On January 23, 2015 the Company acquired the trademarks and other intellectual property and related assets of Blondo, a fashion-oriented footwear brand specializing in waterproof leather boots, from Regence Footwear Inc. and 3074153 Canada Inc. for a purchase price of approximately $9,129. During the first quarter of 2016 and prior to January 23, 2016, the Company finalized the allocation of the purchase price for Blondo. The final allocation of the purchase price is as follows:

Inventory	$233
Trademarks	7,196
Total fair value excluding goodwill	7,429
Goodwill	1,700

Net assets acquired	$9,129

Note N – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of March 31, 2016:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2016	$73,018	$49,324	$14,755	$137,097
Acquisitions	—	—	—	—
Purchase accounting adjustment	—	—	—	—
Translation and other	598	—	401	999
Balance at March 31, 2016	$73,616	$49,324	$15,156	$138,096

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2016
($ in thousands except share and per share data)

Note N – Goodwill and Intangible Assets (continued)
The following table details identifiable intangible assets as of March 31, 2016:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$4,590	$3,026	$—	$1,564
Customer relationships	10 years	41,509	18,477	—	23,032
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,361	—	79
Re-acquired right	2 years	4,200	2,532	—	1,668
Other	3 years	14	14	—	—
		58,353	32,010	—	26,343
Re-acquired right	indefinite	35,200	8,285	—	26,915
Trademarks	indefinite	100,333	—	3,045	97,288
		$193,886	$40,295	$3,045	$150,546
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.
(2) An impairment charge of $3,045 was recorded in the first quarter of 2015 related to the Company's Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows from a significant customer.

The estimated future amortization expense of purchased intangibles as of March 31, 2016 is as follows:

2016 (remaining nine months)	$4,164
2017	3,327
2018	3,192
2019	3,118
2020	2,307
Thereafter	10,235
$26,343

Note O – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows denominated in Mexican pesos. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory from Mexico and are designated as cash flow hedging instruments. As of March 31, 2016, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in other assets, is $72. As of March 31, 2016, $106 of gains related to cash flow hedges are recorded in accumulated other comprehensive loss, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of March 31, 2015, $1,993 of losses related to cash flow hedges were recorded in accumulated other comprehensive loss, net of taxes. As of March 31, 2016, the Company's hedging activities were considered effective and, thus, no ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2016, losses of $362 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales, as compared to losses of $214 for the three months ended March 31, 2015.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2016
($ in thousands except share and per share data)

Note P – Commitments, Contingencies and Other
Legal proceedings:

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Unless otherwise indicated in this report, all proceedings discussed in the earlier reports which are not indicated therein as having been concluded, remain outstanding as of March 31, 2016.

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

Note Q – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and worldwide (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide (via our International business), from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from Canada, Mexico and South Africa and, under special distribution arrangements, from Asia, Australia, Europe, the Middle East, India, South and Central America and New Zealand. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada, Mexico and South Africa and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®,
Steven by Steve Madden®, Madden Girl® and Stevies® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. In addition, this segment licenses the Betsey Johnson® and Dolce Vita® trademarks for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas, and household goods.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2016
($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
March 31, 2016
Net sales to external customers	$228,922	$46,879	$275,801	$53,556	$—	$—	$329,357
Gross profit	70,923	15,204	86,127	30,075	—	—	116,202
Commissions and licensing fees – net	—	—	—	—	585	1,586	2,171
Income from operations	26,252	4,296	30,548	(2,839)	585	1,586	29,880
Segment assets	$583,241	$94,178	677,419	156,183	81,898	—	915,500
Capital expenditures			$1,417	$2,967	$—	$—	$4,384
March 31, 2015
Net sales to external customers	$222,895	$53,317	$276,212	$47,733	$—	$—	$323,945
Gross profit	67,679	17,517	85,196	26,182	—	—	111,378
Commissions and licensing fees – net	—	—	—	—	1,528	2,390	3,918
Income from operations	21,758	5,647	27,405	(1,476)	1,528	2,390	29,847
Segment assets	$566,127	$141,896	708,023	144,744	39,089	—	891,856
Capital expenditures			$2,191	$1,478	$—	$—	$3,669

Revenues by geographic area for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Domestic (a)	$299,394	$293,976
International	29,963	29,969
Total	$329,357	$323,945
(a) Includes revenues of $87,930 and $84,744 for the three months ended March 31, 2016 and 2015, respectively, related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our International business.

Note R – Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under Accounting Standards Update 2016-02, lessees will be required to recognize for all leases, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  Accounting Standards Update 2016-01 generally

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2016
($ in thousands except share and per share data)

Note R – Recent Accounting Pronouncements (continued)

requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Accounting Standards Update 2015-17 simplifies current guidance and requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. Accounting Standards Update 2015-17 can be applied either prospectively or retrospectively and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Accounting Standards Update 2015-16 is effective for periods beginning after December 15, 2015, including interim periods within those fiscal years. The new guidance must be applied prospectively to adjustments to provisional amounts that occur after the effective date, with early adoption permitted. The Company has adopted this guidance and there is no material impact on its financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  Accounting Standards Update 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted. Accounting Standards Update No. 2015-02 amends the assessment of whether a limited partnership or an LLC is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interests held by a reporting entity's related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships or LLCs, clarifies how to determine whether the equity holders as a group have power over an entity.  The Company has adopted this guidance and there is no material impact on its financial statements.

In May 2014, the FASB issued new accounting guidance, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. Accounting Standards Update No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of the standard. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

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
This Quarterly Report contains certain “forward-looking statements” as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, forward-looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags and accessories. We also license our trademarks for use in connection with the manufacture, marketing and sale of various products to our licensees. Our products are marketed through our retail stores and our e-commerce websites, as well as better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass market merchants and catalog retailers throughout the United States, Canada, Mexico and South Africa. In addition, we have special distribution arrangements for the marketing and sale of our products in Asia, Australia, Europe, India, the Middle East, South and Central America and New Zealand. We offer a broad range of updated styles designed to establish or complement and capitalize on market trends. We have established a reputation for design creativity and our ability to offer quality products in popular styles at affordable prices, delivered in an efficient manner and time frame.
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

The table below reconciles these metrics to net income as presented in the condensed consolidated statements of income.

	Year-To-Date Period Ended ($ in thousands)
	March 31, 2016	December 31, 2015	March 31, 2015
Net Income	$20,199	$113,655	$19,935
Add back:
Provision for income taxes	9,505	58,811	10,408
Deduct:
Other (Loss) Income	(779)	(1,373)	96
Interest, net	603	2,191	400
Adjusted EBIT	29,880	171,648	29,847
Add back:
Depreciation and amortization	5,201	20,757	4,525
Loss on disposal of fixed assets	—	1,780	609
Adjusted EBITDA	$35,081	$194,185	$34,981

Executive Summary

Net sales for the quarter ended March 31, 2016 increased 1.7% to $329,357 from $323,945 in the same period of last year. Net income attributable to Steven Madden, Ltd. increased 0.7% to $19,962 in the first quarter of 2016 compared to $19,824 in the same period of last year. The effective tax rate for the first quarter of 2016 decreased to 32.0% compared to 34.3% in the first quarter of last year primarily due to planned permanent investment of foreign earnings in foreign locations. Diluted earnings per share increased to $0.33 per share on 59,770 diluted weighted average shares outstanding compared to $0.32 per share on 62,078 diluted weighted average shares outstanding in the first quarter of last year.
Our inventory turnover (calculated on a trailing twelve-month average) for the quarter ended March 31, 2016 and 2015 was 8.6 times and 9.8 times, respectively. Our total company accounts receivable average collection was flat at 61 days in the first quarter of 2016 and 2015. As of March 31, 2016, we had $192,899 in cash, cash equivalents and marketable securities, no long-term debt and total stockholders’ equity of $703,666. Working capital increased to $305,302 as of March 31, 2016, compared to $256,982 on March 31, 2015.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended March 31,
($ in thousands)

	2016		2015
CONSOLIDATED:
Net sales	$329,357	100.0%	$323,945	100.0%
Cost of sales	213,155	64.7%	212,567	65.6%
Gross profit	116,202	35.3%	111,378	34.4%
Commission and licensing fee income – net of expenses	2,171	0.7%	3,918	1.2%
Operating expenses	88,493	26.9%	82,404	25.4%
Impairment charge	—	—%	3,045	0.9%
Income from operations	29,880	9.1%	29,847	9.2%
Interest and other income – net	(176)	(0.1)%	496	0.2%
Income before income taxes	29,704	9.0%	30,343	9.4%
Net income attributable to Steven Madden, Ltd.	19,962	6.1%	19,824	6.1%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$228,922	100.0%	$222,895	100.0%
Cost of sales	157,999	69.0%	155,216	69.6%
Gross profit	70,923	31.0%	67,679	30.4%
Operating expenses	44,671	19.5%	42,876	19.2%
Income from operations - before impairment charges	26,252	11.5%	24,803	11.1%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$46,879	100.0%	$53,317	100.0%
Cost of sales	31,675	67.6%	35,800	67.1%
Gross profit	15,204	32.4%	17,517	32.9%
Operating expenses	10,908	23.3%	11,870	22.3%
Income from operations - before impairment charges	4,296	9.2%	5,647	10.6%

RETAIL SEGMENT:
Net sales	$53,556	100.0%	$47,733	100.0%
Cost of sales	23,481	43.8%	21,551	45.1%
Gross profit	30,075	56.2%	26,182	54.9%
Operating expenses	32,914	61.5%	27,658	57.9%
Income (loss) from operations - before impairment charges	(2,839)	(5.3)%	(1,476)	(3.1)%
Number of stores	171		158

FIRST COST SEGMENT:
Other commission income – net of expenses	$585	100.0%	$1,528	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$1,586	100.0%	$2,390	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Consolidated:
Net sales for the three months ended March 31, 2016 increased 1.7% to $329,357 compared to $323,945 in the same period of last year. Gross margin increased to 35.3% from 34.4% due primarily to decreased closeout activity in the Wholesale Footwear segment, lower promotional activity in the Retail segment and sales mix between Wholesale and Retail segments. Operating expenses increased in the first quarter of this year to $88,493 from $82,404 in the first quarter of last year. Operating expense in the first three months ended March 31, 2015 included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses were $85,452. Excluding the aforementioned benefit, the increase in operating expenses versus the prior year period is the result of overall increases in sales, wholesale and retail sales mix changes and the impact of new retail store locations. Operating expenses as a percentage of sales were 26.9% for the first quarter of 2016 compared to 25.4% in the first quarter of 2015 due to deleverage on sales and the impact of wholesale and retail sales mix. Commission and licensing fee income for the first quarter of 2016 decreased to $2,171 compared to $3,918 achieved in the first quarter of 2015. The effective tax rate for the first quarter of 2016 decreased to 32.0% compared to 34.3% in the first quarter of last year due primarily to planned permanent investment of foreign earnings in foreign locations. Net income attributable to Steven Madden, Ltd. for the first quarter of 2016 increased to $19,962 compared to net income for the first quarter of 2015 of $19,824.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $228,922, or 69.5%, and $222,895, or 68.8%, of our total net sales for the first quarter of 2016 and 2015, respectively. The increase in net sales primarily relates to strong increases in our Steve Madden Women's and Dolce Vita brands.

Gross profit margin in the Wholesale Footwear segment was 31.0% for the first quarter of 2016 compared to 30.4% for the first quarter of 2015, the increase resulting from decreased closeout activity. Operating expenses increased to $44,671 in the first quarter of 2016 from $42,876 in the same period of last year. As a percentage of net sales, operating expenses increased slightly to 19.5% in the first quarter of 2016 compared to 19.2% in the same period of 2015.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $46,879, or 14.2%, and $53,317, or 16.5%, of total net sales for the Company in the first quarter of 2016 and 2015, respectively. This 12.1% decrease in net sales in the first quarter of 2016 is attributable to double digit declines in our branded handbag business.

Gross profit margin in the Wholesale Accessories segment decreased to 32.4% in the first quarter of this year from 32.9% in the same period in 2015, primarily due to softness in the branded handbag category and an increase in sales mix to lower margin private label customers. In the first quarter of 2016, operating expenses decreased to $10,908 compared to $11,870 in the same period of last year. As a percentage of net sales, operating expenses were 23.3% in the first quarter of 2016 compared to 22.3% in the same period of 2015. The increase as a percentage of sales is a result of deleverage from overall sales decrease. Income from operations for the Wholesale Accessories segment decreased 23.9% to $4,296 for the first quarter of 2016 compared to $5,647 for the same period of last year.

Retail Segment:
In the first quarter of 2016, net sales from the Retail segment accounted for $53,556, or 16.3%, of our total net sales compared to $47,733, or 14.7%, of our total net sales in the same period last year, which represents a $5,823, or 12.2%, increase. The increase in net sales reflects the net addition of 13 retail stores since the first quarter of 2015, as well as a 10.7% increase in comparable store sales, which was driven by strong fashion footwear trends, stronger product assortment and improvement in conversion rate. We added 16 new stores and closed 3 stores during the twelve months ended March 31, 2016. As a result, we had 171 retail stores as of March 31, 2016 compared to 158 stores as of March 31, 2015. The 171 stores currently in operation include 124 Steve Madden® stores, 41 Steve Madden® outlet stores, one Steven® store, one Superga® store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first quarter of 2016 and 2015) increased 10.7% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the first quarter of 2016, gross margin increased to 56.2% from 54.9% in the same period of 2015, primarily due to decreased promotional activity. In the first quarter of 2016, operating expenses increased to $32,914, or 61.5%, of net sales compared to $27,658, or 57.9%, of net sales in the first quarter of last year. Operating expenses in the three months ended March 31, 2015 included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses were $30,706 or 64.3% of net sales. Excluding the aforementioned benefit, the increase in operating expense versus the prior year period is the result of the impact of new retail store locations. The decrease as a percent of net sales reflects leverage on sales driven by same store sales growth. Losses from operations for the Retail segment were $2,839 in the first quarter of this year compared to losses of $1,476 in the same period of last year.

First Cost Segment:
The First Cost segment which includes net commission income and fees decreased to $585 for the first quarter of 2016 compared to $1,528 for the comparable period of 2015 due to a reduction in business with certain private label footwear customers.

Licensing Segment:
Net licensing income decreased to $1,586 for the first quarter of 2016 compared to $2,390 for the comparable period of 2015, primarily driven by customer order timing shifts and the discontinuation of the Steve Madden eyewear license.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Our primary source of liquidity is cash flows generated from our operations. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements and retail store expansion and remodeling.
Cash, cash equivalents and short-term investments totaled $105,324 and $104,838 at March 31, 2016 and December 31, 2015, respectively. Of the total cash, cash equivalents and short-term investments at March 31, 2016, $68,140, or approximately 65%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2015, $73,640, or approximately 70%, was held in our foreign subsidiaries. To date, deferred taxes have been estimated and accrued for foreign subsidiary earnings that have not been determined to be indefinitely reinvested. As of March 31, 2016, the cumulative total amount of earnings considered to be indefinitely reinvested of our foreign subsidiaries was $85,147. If such amounts were not indefinitely reinvested, the Company would incur approximately $17,531 in taxes that were not previously provided for in our condensed consolidated statements of income. Management believes that our existing domestic and international cash, cash equivalents, short-term investments and cash flows from operations, which are not considered to be indefinitely reinvested, continue to be sufficient to fund our operating activities. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings of $85,147 as of March 31, 2016, that were considered to be indefinitely reinvested and we do not believe there are any material implications or restrictions on our liquidity as a result of having a significant portion of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.
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
As of March 31, 2016, we had working capital of $305,302, cash and cash equivalents of $70,905 and investments in marketable securities of $121,994.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $11,980 for the three months of 2016 compared to cash used by operations of $2,446 in the same period of last year. The primary sources of cash were net income of $20,199, as well as a decrease in inventories and accounts receivable. These cash sources were partially offset by uses of cash related to factor receivables, accrued expenses and accrued incentive compensation.
INVESTING ACTIVITIES
 ($ in thousands)

During the three months ended March 31, 2016, we invested $3,497 in marketable securities and received $4,534 from the maturities and sales of marketable securities. We also made capital expenditures of $4,384, principally for improvements to existing stores, systems enhancements, new stores and leasehold improvements to office space.
FINANCING ACTIVITIES
($ in thousands)
During the three months ended March 31, 2016, net cash used for financing activities was $10,142, which consisted of the repurchase of shares of common stock for an aggregate purchase price of approximately $14,034 (see Note J to the Condensed Consolidated Financial Statements contained in this Quarterly Report) and payment of contingent liabilities of $3,483, partially offset by the tax benefit from the exercise of stock options of $3,697, and proceeds from the exercise of stock options of $3,678.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of March 31, 2016 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	2020 and after
Operating lease obligations	$243,644	$29,686	$70,719	$60,637	$82,602
Purchase obligations	218,264	218,264	—	—	—
Contingent payment liabilities	21,292	13,344	7,948	—	—
Other long-term liabilities (future minimum royalty payments)	7,260	750	2,510	2,000	2,000
Total	$490,460	$262,044	$81,177	$62,637	$84,602
At March 31, 2016, we had open letters of credit for the purchase of inventory of approximately $14.

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden’s then existing employment agreement with the Company. The amended agreement, which extends the term of Mr. Madden's employment through December 31, 2023, provides for a base salary of approximately $7,417 in 2013, approximately $9,667 in 2014, approximately $11,917 in 2015 and approximately $10,698 per annum for the period between January 1, 2016 through the expiration of the term of employment. The employment agreement provided Mr. Madden with the right, exercisable on certain specified dates in fiscal year 2012 only, to elect to receive a grant of restricted stock for a number of shares of the Company’s common stock valued at $40,000 in consideration for a reduction in his annual base salary in years subsequent to 2012 as follows: $4,000 in 2013, approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 per annum for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. On June 30, 2012, Mr. Madden exercised this right and on July 3, 2012 he was granted 1,893,342 restricted shares of the Company's common stock at the then market price of $21.13, which will vest in the same manner as the February 8, 2012 restricted stock grant received by Mr. Madden pursuant to the amended agreement. (See Note L to the Condensed Consolidated Financial Statements.) Accordingly, Mr. Madden's annual base salary was reduced as described above. In addition to the opportunity for cash bonuses at the sole discretion of the Board of Directors, Mr. Madden’s employment agreement entitles him to an annual life insurance premium payment as well as an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria. The employment agreement also provides for the elimination of interest accrued after December 31, 2011 on an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden, the extension of the maturity date of such loan until December 31, 2023, and the forgiveness of 1/10th of the principal amount of the loan, together with accrued interest, annually over a ten-year period commencing on December 31, 2014 for so long as Mr. Madden continues to be employed by the Company on each such December 31. As a result of the elimination of further interest accumulation, the outstanding principal and the accrued interest as of December 31, 2011 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,313 in the remainder of 2016, $1,506 in 2017 and $900 in 2018. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, "SM Canada") on February 21, 2012, we are subject to potential earn-out payments to the seller of SM Canada based on the annual performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. We made the third earn-out payment of $2,894, based on the performance of SM Canada during the twelve-month period ended on March 31, 2015, to the seller of SM Canada during the second quarter of 2015. In connection with our acquisition of Cejon Inc, Cejon Accessories, Inc. and New East Designs, LLC (collectively "Cejon") on May 25, 2011, we are subject to potential earn-out payments to the seller of Cejon based on the annual performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The fourth earn-out payment of $2,357 was made to the seller of Cejon in the fourth quarter of 2015. In connection with our acquisition of Dolce Vita Holdings, Inc. ("Dolce Vita") on August 13, 2014, we are subject to potential earn-out payments to the sellers of Dolce Vita based on the performance of Dolce Vita in each of the twelve month periods ending on September 30, 2015 and 2016 equal to 50% of Dolce Vita’s EBITDA in each such year; provided that the aggregate minimum earn-out payments for the entire two-year earn-out period shall be no less than $5,000. The first earn-out payment of $1,019 was made to the sellers of Dolce Vita in the fourth quarter of 2015. In connection with our acquisition of SM Mexico on December 30, 2014, we are subject to potential earn-out payments to the seller of SM Mexico based on the annual performance of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016. The first earn-out payment of $3,483 was made in the first quarter of 2016.
Virtually all of our products are manufactured at overseas locations, the majority of which are located in China, with a small but growing percentage located in Mexico in addition to smaller amounts produced in Brazil, Italy and India. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended March 31, 2016. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.

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
Contingent payment liabilities. Since February 2012, the Company has completed five acquisitions, four of which continue to require the Company to potentially make contingent payments to the sellers of the acquired businesses based on the future financial performance of the acquired businesses over a period of one or two years, as applicable. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of the acquired business. Failure to correctly project the financial results of the acquired businesses could materially impact our results of operations and financial position.
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
As of March 31, 2016, we held marketable securities valued at $121,994, which consist primarily of certificates of deposit and corporate bonds. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of March 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended March 31, 2016, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note J to the Condensed Consolidated Financial Statements. During the three months ended March 31, 2016, there were no sales by the Company of unregistered shares of the Company's common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2016 - 1/31/2016	740	$30.30	740	$64,105
2/1/2016 - 2/29/2016	2,048	$32.30	2,048	$200,000
3/1/2016 - 3/31/2016	388,897	$35.86	388,897	$186,054
Total	391,685	$35.83	391,685	$186,054

ITEM 6. EXHIBITS

10.1	First Allonge to Third Amended and Restated Secured Promissory Note made as of April 8, 2016 between Steven H. Madden and the Company†
10.2	Third Amendment to Third Amended Employment Agreement dated as of April 8, 2016 between Steven Madden and the Company†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

†	Filed herewith.
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

DATE: May 6, 2016

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

Exhibit Index

10.1	First Allonge to Third Amended and Restated Secured Promissory Note made as of April 8, 2016 between Steven H. Madden and the Company†
10.2	Third Amendment to Third Amended Employment Agreement dated as of April 8, 2016 between Steven Madden and the Company†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

†	Filed herewith.
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