Form 10-Q
period 2016-06-30
STEVEN MADDEN, LTD.
filed 2016-08-04
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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
Yes  ☐   No ☒

As of August 2, 2016, the latest practicable date, there were 61,269,154 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
June 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2016	December 31, 2015	June 30, 2015
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,271	$72,414	$68,994
Accounts receivable, net of allowances of $2,107, $2,306 and $1,819	27,820	43,173	17,957
Factor accounts receivable, net of allowances of $14,249, $21,756 and $20,643	188,744	155,211	200,921
Inventories	116,369	102,080	112,434
Marketable securities – available for sale	32,546	32,424	31,210
Prepaid expenses and other current assets	25,019	20,641	21,720
Prepaid taxes	14,997	17,484	6,485
Deferred taxes	14,312	14,392	14,071
Total current assets	496,078	457,819	473,792
Notes receivable	1,239	1,158	1,299
Note receivable – related party	2,817	2,990	3,159
Property and equipment, net	73,485	72,010	70,036
Deposits and other	4,955	5,088	5,661
Marketable securities – available for sale	90,144	88,465	89,429
Goodwill – net	137,222	137,097	143,571
Intangibles – net	148,965	149,758	151,694
Total Assets	$954,905	$914,385	$938,641
LIABILITIES
Current liabilities:
Accounts payable	$101,473	$79,790	$105,431
Accrued expenses	76,147	72,105	89,804
Contingent payment liability – current portion	20,012	16,763	17,934
Accrued incentive compensation	3,052	6,141	3,057
Total current liabilities	200,684	174,799	216,226
Contingent payment liability	—	8,012	17,607
Deferred rent	12,949	12,013	11,876
Deferred taxes	39,986	39,410	18,498
Other liabilities	508	1,488	1,630
Total Liabilities	254,127	235,722	265,837
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 86,021, 85,263 and 85,007 shares issued, 61,267, 61,693 and 63,160 shares outstanding	6	6	6
Additional paid-in capital	338,989	325,548	312,798
Retained earnings	941,473	896,842	828,231
Accumulated other comprehensive loss	(26,382)	(31,413)	(17,568)
Treasury stock – 24,754, 23,570, and 21,847 shares at cost	(553,649)	(512,579)	(451,098)
Total Steven Madden, Ltd. stockholders’ equity	700,437	678,404	672,369
Noncontrolling interest	341	259	435
Total stockholders’ equity	700,778	678,663	672,804
Total Liabilities and Stockholders’ Equity	$954,905	$914,385	$938,641

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$325,402	$323,582	$654,759	$647,527
Cost of sales	204,357	207,436	417,512	420,003
Gross profit	121,045	116,146	237,247	227,524

Commission and licensing fee income – net	2,826	3,127	4,997	7,045
Operating expenses	(87,981)	(82,456)	(176,474)	(164,860)
Impairment charge	—	—	—	(3,045)
Income from operations	35,890	36,817	65,770	66,664
Interest and other income – net	546	670	370	1,166
Income before provision for income taxes	36,436	37,487	66,140	67,830
Provision for income taxes	11,659	12,723	21,164	23,131
Net income	24,777	24,764	44,976	44,699
Net income attributable to noncontrolling interest	105	261	342	372
Net income attributable to Steven Madden, Ltd.	$24,672	$24,503	$44,634	$44,327

Basic net income per share	$0.43	$0.41	$0.78	$0.75

Diluted net income per share	$0.42	$0.40	$0.75	$0.72

Basic weighted average common shares outstanding	57,430	59,302	57,572	59,453
Effect of dilutive securities – options/restricted stock	1,744	2,115	1,902	2,294
Diluted weighted average common shares outstanding	59,174	61,417	59,474	61,747
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$24,777			$44,976
Other comprehensive income (loss):
Foreign currency translation adjustment	$(1,890)	$—	(1,890)	$3,263	$—	3,263
Gain or (loss) on cash flow hedging derivatives	(422)	154	(268)	241	(88)	153
Unrealized gain (loss) on marketable securities	789	(288)	501	2,543	(928)	1,615
Total other comprehensive income (loss)	$(1,523)	$(134)	(1,657)	$6,047	$(1,016)	5,031

Comprehensive income			23,120			50,007
Comprehensive income attributable to noncontrolling interests			105			342
Comprehensive income attributable to Steven Madden, Ltd.			$23,015			$49,665

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$24,764			$44,699
Other comprehensive income (loss):
Foreign currency translation adjustment	$1,489	$—	1,489	$(4,495)	$—	(4,495)
Gain or (loss) on cash flow hedging derivatives	140	(51)	89	(540)	197	(343)
Unrealized gain (loss) on marketable securities	(811)	296	(515)	31	(11)	20
Total other comprehensive income (loss)	$818	$245	1,063	$(5,004)	$186	(4,818)

Comprehensive income			25,827			39,881
Comprehensive income attributable to noncontrolling interests			261			372
Comprehensive income attributable to Steven Madden, Ltd.			$25,566			$39,509
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$44,976	$44,699
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	9,636	9,082
Tax benefit from stock-based compensation	(3,762)	(8,974)
Depreciation and amortization	10,675	9,265
Loss on disposal of fixed assets	—	661
Impairment charges	—	3,045
Deferred taxes	(896)	(6,664)
Accrued interest on note receivable - related party	(32)	(35)
Deferred rent expense	936	303
Realized loss (gain) on sale of marketable securities	779	(96)
Changes in fair value on contingent liability	1,518	(142)
Changes, net of acquisitions, in:
Accounts receivable	15,353	(7,406)
Factor accounts receivable	(33,533)	(16,878)
Notes receivable - related party	205	204
Inventories	(14,289)	(19,256)
Prepaid expenses, prepaid taxes, deposits and other	1,741	11,183
Accounts payable and accrued expenses	25,725	34,504
Accrued incentive compensation	(3,089)	(2,616)
Other liabilities	(980)	2,904
Net cash provided by operating activities	54,963	53,783

Cash flows from investing activities:
Capital expenditures	(8,402)	(8,452)
Purchases of marketable securities	(13,210)	(27,093)
Repayment of notes receivable	—	240
Maturity/sale of marketable securities	14,052	26,224
Acquisitions, net of cash acquired	(3,665)	(8,729)
Net cash used in investing activities	(11,225)	(17,810)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,708	19,703
Tax benefit from the exercise of options	3,762	8,974
Payment of contingent liability	(6,281)	(2,950)
Common stock purchased for treasury	(41,070)	(74,156)
Net cash used in financing activities	(39,881)	(48,429)
Net increase (decrease) in cash and cash equivalents	3,857	(12,456)
Cash and cash equivalents – beginning of period	72,414	81,450
Cash and cash equivalents – end of period	$76,271	$68,994
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2016
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2016 presentation. The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2015 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 26, 2016.
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

Note C – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of June 30, 2016 and 2015, no borrowings were outstanding. Further as of June 30, 2016 and 2015, there were open letters of credit of $656 and $783, respectively. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations.
Note D – Notes Receivable
As of June 30, 2016 and December 31, 2015, Notes Receivable were comprised of the following:

	June 30, 2016	December 31, 2015
Note receivable from seller of SM Canada	$1,239	$1,158

In connection with the Company's February 21, 2012 acquisition of all of the assets comprising the footwear, handbags and accessories wholesale and retail businesses of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2016
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
Note E – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to ten years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three and six months ended June 30, 2016, the amortization of bond premiums totaled $309 and $617 compared to $348 and $693 for the comparable period in 2015. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. The schedule of maturities at June 30, 2016 and December 31, 2015 are as follows:

	Maturities as of June 30, 2016		Maturities as of December 31, 2015
	1 Year or Less	1 to 10 Years	1 Year or Less	1 to 10 Years
Corporate bonds	$11,373	$90,144	$11,240	$88,465
Certificates of deposit	21,173	—	21,184	—
Total	$32,546	$90,144	$32,424	$88,465
For the three and six months ended June 30, 2016, losses of $0 and $779 were reclassified from accumulated other comprehensive income and recognized in the income statement in other income compared to gains of $0 and $96 for the comparable period in 2015. For the six month period ended June 30, 2016, current marketable securities included unrealized losses of $616 and long-term marketable securities included unrealized gains of $873 and unrealized losses of $246. For the comparable period in 2015, current marketable securities included unrealized losses of $277 while long-term marketable securities included unrealized gains of $110 and unrealized losses of $491.
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
June 30, 2016
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

The Company’s financial assets and liabilities subject to fair value measurements as of June 30, 2016 and December 31, 2015 are as follows:

		June 30, 2016
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,771	$2,771	$—	$—
Current marketable securities – available for sale	32,546	32,546	—	—
Note receivable – related party	2,817	—	—	2,817
Note receivable from seller of SM Canada	1,239	—	—	1,239
Long-term marketable securities – available for sale	90,144	90,144	—	—
Total assets	$129,517	$125,461	$—	$4,056
Liabilities:
Forward contracts	$307	$—	$307	$—
Contingent consideration	20,012	—	—	20,012
Total liabilities	$20,319	$—	$307	$20,012

		December 31, 2015
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,242	$2,242	$—	$—
Current marketable securities – available for sale	32,424	32,424	—	—
Note receivable – related party	2,990	—	—	2,990
Note receivable from seller of SM Canada	1,158	—	—	1,158
Long-term marketable securities – available for sale	88,465	88,465	—	—
Total assets	$127,279	$123,131	$—	$4,148
Liabilities:
Contingent consideration	$24,775	$—	$—	$24,775
Total liabilities	$24,775	$—	$—	$24,775

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2016
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)
The majority of our level 3 balances consist of contingent consideration related to various acquisitions and certain notes receivable. The changes in our level 3 assets and liabilities for the periods ended June 30, 2016 and December 31, 2015 are as follows:

	Balance at January 1,	Payments	Accrued Interest	Acquisitions	Change in estimate	Foreign Currency Translation	Balance at June 30,
2016
Assets:
Note receivable – related party	$2,990	(205)	32				$2,817
Note receivable – SM Canada	$1,158					81	$1,239

Liabilities:
Contingent consideration	$24,775	(6,281)			1,518		$20,012

	Balance at January 1,	Payments	Accrued Interest	Acquisitions	Change in estimate	Foreign Currency Translation	Balance at December 31,
2015
Assets:
Note receivable – related party	$3,328	(409)	71				$2,990
Note receivable – SM Canada	$1,878	(466)				(254)	$1,158

Liabilities:
Contingent consideration	$38,633	(6,270)			(5,576)	(2,012)	$24,775

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows (see Note O). Fair value of these instruments is based on observable market transactions of spot and forward rates.
For the note receivable due from related party (see Note I) and due from the sellers of SM Canada (see Note D), the carrying value was determined to be the fair value, based upon their actual and imputed interest rates, which approximate current market interest rates.

The Company has recorded a liability for potential contingent consideration in connection with the December 30, 2014 acquisition of all of the outstanding capital stock of Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V. and Maximus Designer Shoes S.A. de C.V. (together, "SM Mexico"). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Mexico, earn-out payments, if achieved, are due annually to the seller of SM Mexico based on the financial performance of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Mexico during the earn-out period. The current portion of the earn-out due, based on the twelve-month period ending December 31, 2015, approximates the recorded value. An earn-out payment of $3,483 for the period ended December 31, 2015 was paid to the seller of SM Mexico in the first quarter of this year.

The Company has recorded a liability for potential contingent consideration in connection with the August 13, 2014 acquisition of all of the outstanding capital stock of Dolce Vita Holdings, Inc. ("Dolce Vita"). Pursuant to the terms of an earn-out agreement between the Company and the seller of Dolce Vita, earn-out payments are due annually to the seller of Dolce Vita based on the financial performance of Dolce Vita for each of the twelve-month periods ending on September 30, 2015 and 2016, inclusive, provided that the aggregate minimum earn-out payment shall be no less than $5,000. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Dolce Vita during the earn-out period.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2016
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

The Company has recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of SM Canada. Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada, earn-out payments, if achieved, are due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the 12-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. An earn-out payment of $2,798 for the period ended March 31, 2016 was paid to the seller of SM Canada in the second quarter of this year.

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

The Company licenses its Steve Madden®, Steven by Steve Madden®, Madden Girl® and Stevies® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. In addition, the Company licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationery, umbrellas, and household goods; and furthermore, licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee, both of which are based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2016
($ in thousands except share and per share data)

Note G – Revenue Recognition (continued)

the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net retail sales, in addition to a commission and a design fee on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher.

In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and receivable on a quarterly basis.
Note H – Sales Deductions

The Company supports retailers’ initiatives to maximize sales of the Company’s products on the retail floor by subsidizing the co-op advertising programs of such retailers, providing them with inventory markdown allowances and participating in various other marketing initiatives of its major customers. In addition, the Company accepts returns for damaged products for which the Company’s costs are normally charged back to the responsible third-party factory. Such expenses are reflected in the condensed consolidated financial statements as deductions from gross sales to arrive at net sales.
Note I – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock. Mr. Madden executed a secured promissory note in favor of the Company, for which a securities brokerage account maintained by Mr. Madden with his broker serves as collateral security. None of the securities held in the securities brokerage account are shares of the Company's common stock. There have been successive amendments of the secured promissory note, the most recent of which occurred on April 8, 2016, at which time the secured promissory note was amended to substitute the collateral securing the secured promissory note from shares of the Company's common stock to the security interest in Mr. Madden's securities brokerage account. Previously, on January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the secured promissory note was amended and restated to extend the maturity date of the obligation to December 31, 2023 and to eliminate the accrual of interest after December 31, 2011. Prior to its January 3, 2012 amendment and restatement, the secured promissory note was accruing interest at the rate of 6% per annum. In addition, the secured promissory note, as amended, provides that, commencing on December 31, 2014, and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company, provided that Mr. Madden continues to be employed by the Company on each such December 31. Contemporaneously, the Company will release its security interest in a portion of the securities held in Mr. Madden's securities brokerage account generally correlating to the amount of indebtedness cancelled on such date. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan evidenced by the secured promissory note related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Condensed Consolidated Financial Statements. Pursuant to the elimination of further interest accumulation under the secured promissory note, the outstanding principal amount of the loan and the accrued interest as of June 30, 2016 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan. For the year ended December 31, 2015, the Company also recorded a charge in the amount of $409 to write-off the required one-tenth of the principal amount of the secured promissory note, which was partially offset by accrued imputed interest of $71.
Note J – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. On February 22, 2016, the Board of Directors approved the extension of the Share Repurchase Program for an additional $136,000 in repurchases of the Company's common stock. During the six months ended June 30, 2016, an aggregate of 965,607 shares of the Company's common stock were repurchased under the Share Repurchase Program, at an

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2016
($ in thousands except share and per share data)

Note J – Share Repurchase Program (continued)

average price per share of $34.38, for an aggregate purchase price of approximately $33,198. As of June 30, 2016, approximately $159,372 remained available for future repurchases under the Share Repurchase Program.

Note K – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,210,000 and 4,162,000 shares for the three and six months ended June 30, 2016, respectively, compared to 4,068,000 shares for the three and six months ended June 30, 2015. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three and six months ended June 30, 2016, options to purchase approximately 382,000 and 372,000 shares of common stock, respectively, have been excluded in the calculation of diluted net income per share as compared to 0 and 12,000 shares that were excluded for the three and six months ended June 30, 2015, as the result would have been antidilutive. For the three and six months ended June 30, 2016 and 2015, all unvested restricted stock awards were dilutive.
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

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(19,999,000)
Common stock available for grant of stock-based awards as of June 30, 2016	3,467,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2016
($ in thousands except share and per share data)

Note L – Equity-Based Compensation (continued)

Total equity-based compensation for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted stock	$4,097	$3,568	$8,240	$7,328
Stock options	612	756	1,396	1,754
Total	$4,709	$4,324	$9,636	$9,082

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from stock options exercised	$30	$2,897	$3,708	$19,703
Intrinsic value of stock options exercised	$20	$1,848	$11,050	$29,294

During the three and six months ended June 30, 2016, options to purchase approximately 26,381 shares of common stock with a weighted average exercise price of $33.60 and options to purchase approximately 240,709 shares of common stock with a weighted average exercise price of $31.85 vested, respectively. During the three and six months ended June 30, 2015, options to purchase approximately 94,674 shares of common stock with a weighted average exercise price of $25.55 and options to purchase approximately 393,201 shares of common stock with a weighted average exercise price of $26.70 vested, respectively. As of June 30, 2016, there were unvested options relating to 475,628 shares of common stock outstanding with a total of $3,688 of unrecognized compensation cost and an average vesting period of 2.02 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted during the six months ended June 30, 2016 and 2015:

	2016	2015
Volatility	22.2% to 26.2%	22.4% to 28.3%
Risk free interest rate	1.07% to 1.73%	0.99% to 1.60%
Expected life in years	3.8 to 5.0	4.1 to 5.1
Dividend yield	0.00%	0.00%
Weighted average fair value	$7.38	$8.70

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2016
($ in thousands except share and per share data)

Note L – Equity-Based Compensation (continued)

Activity relating to stock options granted under the Company’s plans and outside the plans during the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	2,016,000	$23.51
Granted	72,500	32.44
Exercised	(410,500)	9.04
Cancelled/Forfeited	(17,000)	29.85
Outstanding at June 30, 2016	1,661,000	$27.40	3.2 years	$11,247
Exercisable at June 30, 2016	1,184,000	$24.85	2.6 years	$11,051

Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2016 and 2015:

	2016		2015
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1,	4,055,000	$25.32	4,067,000	$24.69
Granted	339,000	34.24	246,000	36.40
Vested	(187,000)	30.30	(222,000)	22.94
Forfeited	—	—	(68,000)	34.27
Non-vested at June 30,	4,207,000	$25.87	4,023,000	$25.16

As of June 30, 2016, the Company had $73,722 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 6.40 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

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
June 30, 2016
($ in thousands except share and per share data)

Note M – Acquisitions

Mad Love

In June 2016, the Company paid $3,665 to acquire the remaining minority interest in Madlove, LLC ("Mad Love") thereby making Mad Love a wholly-owned subsidiary. Mad Love was formed as a joint venture in April 2011, in which the Company was the majority interest holder, had financial control and consolidated the financial statements of the joint venture. Mad Love designs and markets women’s footwear under the Mad Love label. The Company has accounted for the acquisition of the minority interest as an equity transaction.

SM Europe

In April 2016, the Company formed a joint venture ("SM Europe") with SPM Shoetrade Holding B.V. through its subsidiary, Steve Madden Europe B.V. The Company is the majority interest holder in SM Europe and controls the joint venture. SM Europe is the exclusive distributor of the Company's products in Albania, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Lithuania, Latvia, Luxembourg, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, Switzerland, and Tunisia. As the Company controls the joint venture and is the majority interest holder in SM Europe, the assets, liabilities and results of operations of SM Europe are included in the Company’s Consolidated Financial Statements. The other member's interest is reflected in “Net income attributable to noncontrolling interests” in the Consolidated Statements of Income and “Noncontrolling interests” in the Consolidated Balance Sheets.

Note N – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of June 30, 2016:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2016	$73,018	$49,324	$14,755	$137,097
Acquisitions	—	—	—	—
Purchase accounting adjustment	—	—	—	—
Translation and other	113	—	12	125
Balance at June 30, 2016	$73,131	$49,324	$14,767	$137,222

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2016
($ in thousands except share and per share data)

Note N – Goodwill and Intangible Assets (continued)
The following table details identifiable intangible assets as of June 30, 2016:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$4,590	$3,130	$—	$1,460
Customer relationships	10 years	41,509	19,331	—	22,178
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,377	—	63
Re-acquired right	2 years	4,200	3,147	—	1,053
Other	3 years	14	14	—	—
		58,353	33,599	—	24,754
Re-acquired right	indefinite	35,200	8,277	—	26,923
Trademarks	indefinite	100,333	—	3,045	97,288
		$193,886	$41,876	$3,045	$148,965
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.
(2) An impairment charge of $3,045 was recorded in the first quarter of 2015 related to the Company's Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows from a significant customer.

The estimated future amortization expense of purchased intangibles as of June 30, 2016 is as follows:

2016 (remaining six months)	$2,753
2017	3,301
2018	3,166
2019	3,093
2020	2,288
Thereafter	10,153
$24,754

Note O – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of June 30, 2016, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in accrued expenses, is $307. As of June 30, 2016, $161 of losses related to cash flow hedges are recorded in accumulated other comprehensive loss, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of June 30, 2015, $1,903 of losses related to cash flow hedges were recorded in accumulated other comprehensive loss, net of taxes. As of June 30, 2016, the Company's hedging activities were considered effective and, thus, no ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2016, gains of $3 and losses of $359 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales, as compared to losses of $511 and $725 for the three and six months ended June 30, 2015.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2016
($ in thousands except share and per share data)

Note P – Commitments, Contingencies and Other
Legal proceedings:

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Unless otherwise indicated in this report, all proceedings discussed in the earlier reports which are not indicated therein as having been concluded, remain outstanding as of June 30, 2016.

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

Note Q – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and worldwide (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide (via our International business), from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from Albania, Austria, Belgium, Bulgaria, Canada, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Lithuania, Latvia, Luxembourg, Mexico, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, Switzerland, and Tunisia and, under special distribution arrangements in various other territories within Asia, Australia, Europe, the Middle East, India, South and Central America and New Zealand. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada, Mexico and South Africa and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden®, Madden Girl® and Stevies® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationery, umbrellas, and household goods; and furthermore, licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2016
($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
June 30, 2016
Net sales to external customers	$195,424	$67,442	$262,866	$62,536	$—	$—	$325,402
Gross profit	59,856	21,922	81,778	39,267	—	—	121,045
Commissions and licensing fees – net	—	—	—	—	919	1,907	2,826
Income from operations	18,685	9,517	28,202	4,862	919	1,907	35,890
Segment assets	$496,711	$252,999	749,710	163,843	41,352	—	954,905
Capital expenditures			$1,173	$2,845	$—	$—	$4,018
June 30, 2015
Net sales to external customers	$199,038	$67,649	$266,687	$56,895	$—	$—	$323,582
Gross profit	56,455	23,010	79,465	36,681	—	—	116,146
Commissions and licensing fees – net	—	—	—	—	1,184	1,943	3,127
Income from operations	17,201	10,437	27,638	6,052	1,184	1,943	36,817
Segment assets	$541,287	$207,821	749,108	150,594	38,939	—	938,641
Capital expenditures			$2,474	$2,309	$—	$—	$4,783

As of and for the six months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
June 30, 2016
Net sales to external customers	$424,346	$114,321	$538,667	$116,092	$—	$—	$654,759
Gross profit	130,779	37,126	167,905	69,342			237,247
Commissions and licensing fees – net	—	—	—	—	1,504	3,493	4,997
Income from operations	44,937	13,813	58,750	2,023	1,504	3,493	65,770
Segment assets	$496,711	$252,999	749,710	163,843	41,352	—	954,905
Capital expenditures			$2,590	$5,812	$—	$—	$8,402
June 30, 2015
Net sales to external customers	$421,934	$120,964	$542,898	$104,629	$—	$—	$647,527
Gross profit	124,134	40,527	164,661	62,863			227,524
Commissions and licensing fees – net	—	—	—	—	2,712	4,333	7,045
Income (loss) from operations	38,961	16,084	55,045	4,574	2,712	4,333	66,664
Segment assets	$541,287	$207,821	749,108	150,594	38,939	—	938,641
Capital expenditures			$4,665	$3,787	$—	$—	$8,452

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2016
($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

Revenues by geographic area for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Domestic (a)	$297,346	$291,094	$596,741	$585,071
International	28,056	32,488	58,018	62,456
Total	$325,402	$323,582	$654,759	$647,527
(a) Includes revenues of $82,350 and $170,272 for the three and six months ended June 30, 2016, respectively, and $85,596 and $170,340 for the comparable periods in 2015 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our International business.

Note R – Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Accounting Standards Update 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition in the income statement of the income tax effects of vested or settled awards. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The Company is planning to adopt this standard in the third quarter of 2016 and while we have not completed the analysis, we expect it could have a material impact on our consolidated statement of income.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under Accounting Standards Update 2016-02, lessees will be required to recognize for all leases, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures and, while we have not completed the analysis, we expect it will have a material impact on our consolidated balance sheets.

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
June 30, 2016
($ in thousands except share and per share data)

Note R – Recent Accounting Pronouncements (continued)

permitted.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  Accounting Standards Update 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the timing of adoption of this guidance; however, the guidance is not expected to have a material impact on our financial statements.

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

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags and accessories. We also license our trademarks for use in connection with the manufacture, marketing and sale of various products to our licensees. Our products are marketed through our retail stores and our e-commerce websites, as well as better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass market merchants and catalog retailers throughout the United States, Canada and Mexico as well as Albania, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Lithuania, Latvia, Luxembourg, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, South Africa, Sweden, Switzerland, and Tunisia. In addition, we have special distribution arrangements for the marketing and sale of our products in various other territories within Asia, Australia, Europe, India, the Middle East, South and Central America and New Zealand. We offer a broad range of updated styles designed to establish or complement and capitalize on market trends. We have established a reputation for design creativity and our ability to offer quality products in popular styles at affordable prices, delivered in an efficient manner and time frame.
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

The table below reconciles these metrics to net income as presented in the condensed consolidated statements of income.

	Year-To-Date Period Ended ($ in thousands)
	June 30, 2016	December 31, 2015	June 30, 2015
Net Income	$44,976	$113,655	$44,699
Add back:
Provision for income taxes	21,164	58,811	23,131
Deduct:
Other (Loss) Income*	(1,098)	(1,373)	96
Interest, net	1,468	2,191	1,069
Adjusted EBIT	65,770	171,648	66,665
Add back:
Depreciation and amortization	10,675	20,757	9,265
Loss on disposal of fixed assets	—	1,780	661
Adjusted EBITDA	$76,445	$194,185	$76,591
(*) Consists of realized (losses) gains on marketable securities and foreign exchange (losses) gains.

Executive Summary

Net sales for the quarter ended June 30, 2016 increased 0.6% to $325,402 from $323,582 in the same period of last year. Net income attributable to Steven Madden, Ltd. increased 0.7% to $24,672 in the second quarter of 2016 compared to $24,503 in the same period of last year. The effective tax rate for the second quarter of 2016 decreased to 32.0% compared to 33.9% in the second quarter of last year primarily due to planned permanent investment of foreign earnings in foreign locations. Diluted earnings per share increased to $0.42 per share on 59,174 diluted weighted average shares outstanding compared to $0.40 per share on 61,417 diluted weighted average shares outstanding in the second quarter of last year.
Our inventory turnover (calculated on a trailing twelve-month average) for the quarter ended June 30, 2016 and 2015 was 8.5 times and 9.4 times, respectively. Our total company accounts receivable average collection decreased to 63 days in the second quarter of 2016 compared to 64 days in the second quarter of 2015. As of June 30, 2016, we had $198,961 in cash, cash equivalents and marketable securities, no long-term debt and total stockholders’ equity of $700,778. Working capital increased to $295,394 as of June 30, 2016, compared to $257,566 on June 30, 2015.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended June 30,
($ in thousands)

	2016		2015
CONSOLIDATED:
Net sales	$325,402	100.0%	$323,582	100.0%
Cost of sales	204,357	62.8%	207,436	64.1%
Gross profit	121,045	37.2%	116,146	35.9%
Commission and licensing fee income – net of expenses	2,826	0.9%	3,127	1.0%
Operating expenses	87,981	27.0%	82,456	25.5%
Income from operations	35,890	11.0%	36,817	11.4%
Interest and other income – net	546	0.2%	670	0.2%
Income before income taxes	36,436	11.2%	37,487	11.6%
Net income attributable to Steven Madden, Ltd.	24,672	7.6%	24,503	7.6%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$195,424	100.0%	$199,038	100.0%
Cost of sales	135,568	69.4%	142,583	71.6%
Gross profit	59,856	30.6%	56,455	28.4%
Operating expenses	41,171	21.1%	39,254	19.7%
Income from operations	18,685	9.6%	17,201	8.6%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$67,442	100.0%	$67,649	100.0%
Cost of sales	45,520	67.5%	44,639	66.0%
Gross profit	21,922	32.5%	23,010	34.0%
Operating expenses	12,405	18.4%	12,573	18.6%
Income from operations	9,517	14.1%	10,437	15.4%

RETAIL SEGMENT:
Net sales	$62,536	100.0%	$56,895	100.0%
Cost of sales	23,269	37.2%	20,214	35.5%
Gross profit	39,267	62.8%	36,681	64.5%
Operating expenses	34,405	55.0%	30,629	53.8%
Income from operations	4,862	7.8%	6,052	10.6%
Number of stores	180		161

FIRST COST SEGMENT:
Other commission income – net of expenses	$919	100.0%	$1,184	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$1,907	100.0%	$1,943	100.0%

Selected Financial Information
Six Months Ended June 30,
($ in thousands)

	2016		2015
CONSOLIDATED:
Net sales	$654,759	100.0%	$647,527	100.0%
Cost of sales	417,512	63.8%	420,003	64.9%
Gross profit	237,247	36.2%	227,524	35.1%
Commission and licensing fee income – net of expenses	4,997	0.8%	7,045	1.1%
Operating expenses	176,474	27.0%	164,860	25.5%
Impairment charge	—	—%	3,045	0.5%
Income from operations	65,770	10.0%	66,664	10.3%
Interest and other income – net	370	0.1%	1,166	0.2%
Income before income taxes	66,140	10.1%	67,830	10.5%
Net income attributable to Steven Madden, Ltd.	44,634	6.8%	44,327	6.8%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$424,346	100.0%	$421,934	100.0%
Cost of sales	293,567	69.2%	297,800	70.6%
Gross profit	130,779	30.8%	124,134	29.4%
Operating expenses	85,842	20.2%	82,128	19.5%
Income from operations - before impairment charges	44,937	10.6%	42,006	10.0%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$114,321	100.0%	$120,964	100.0%
Cost of sales	77,195	67.5%	80,437	66.5%
Gross profit	37,126	32.5%	40,527	33.5%
Operating expenses	23,313	20.4%	24,443	20.2%
Income from operations - before impairment charges	13,813	12.1%	16,084	13.3%

RETAIL SEGMENT:
Net sales	$116,092	100.0%	$104,629	100.0%
Cost of sales	46,750	40.3%	41,766	39.9%
Gross profit	69,342	59.7%	62,863	60.1%
Operating expenses	67,319	58.0%	58,289	55.7%
Income from operations - before impairment charges	2,023	1.7%	4,574	4.4%
Number of stores	180		161

FIRST COST SEGMENT:
Other commission income – net of expenses	$1,504	100.0%	$2,712	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$3,493	100.0%	$4,333	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Consolidated:
Net sales for the three months ended June 30, 2016 increased 0.6% to $325,402 compared to $323,582 in the same period of last year. Gross margin increased to 37.2% from 35.9% due primarily to a sales mix shift between the branded and private label businesses and decreased closeout activity in the Wholesale Footwear segment. Operating expenses increased in the second quarter of this year to $87,981 from $82,456 in the second quarter of last year. Operating expenses as a percentage of sales were 27.0% for the second quarter of 2016 compared to 25.5% in the second quarter of 2015 primarily due to increased advertising, the impact of a strong U.S. dollar as compared to foreign currencies and costs associated with our joint ventures. Commission and licensing fee income for the second quarter of 2016 decreased to $2,826 compared to $3,127 achieved in the second quarter of 2015. The effective tax rate for the second quarter of 2016 decreased to 32.0% compared to 33.9% in the second quarter of last year due primarily to planned permanent investment of foreign earnings in foreign locations. Net income attributable to Steven Madden, Ltd. for the second quarter of 2016 increased to $24,672 compared to net income for the second quarter of 2015 of $24,503.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $195,424, or 60.1%, and $199,038, or 61.5%, of our total net sales for the second quarter of 2016 and 2015, respectively. The decrease in net sales primarily relates to decreases in our private label and international distributor businesses, partially offset by increases in Dolce Vita and Steve Madden Women's brands.

Gross profit margin in the Wholesale Footwear segment was 30.6% for the second quarter of 2016 compared to 28.4% for the second quarter of 2015, the increase resulting from decreased closeout activity and a sales mix shift between the branded and private label business. Operating expenses increased to $41,171 in the second quarter of 2016 from $39,254 in the same period of last year. As a percentage of net sales, operating expenses increased to 21.1% in the second quarter of 2016 compared to 19.7% in the same period of 2015 due primarily to deleverage on lower sales.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment remained relatively flat compared to the prior year quarter, and accounted for $67,442, or 20.7%, and $67,649, or 20.9%, of total net sales for the Company in the second quarter of 2016 and 2015, respectively.

Gross profit margin in the Wholesale Accessories segment decreased to 32.5% in the second quarter of this year from 34.0% in the same period in 2015, primarily due to lower margins in our cold weather accessories business and an increase in sales mix to lower margin private label customers. In the second quarter of 2016, operating expenses decreased to $12,405 compared to $12,573 in the same period of last year. As a percentage of net sales, operating expenses were 18.4% in the second quarter of 2016 compared to 18.6% in the same period of 2015. Income from operations for the Wholesale Accessories segment decreased 8.8% to $9,517 for the second quarter of 2016 compared to $10,437 for the same period of last year.

Retail Segment:
In the second quarter of 2016, net sales from the Retail segment accounted for $62,536, or 19.2%, of our total net sales compared to $56,895, or 17.6%, of our total net sales in the same period last year, which represents a $5,641, or 9.9%, increase. The increase in net sales reflects the net addition of 19 retail stores since the second quarter of 2015, as well as a 5.4% increase in comparable store sales, which was driven by strong fashion footwear trends and stronger product assortment. We added 20 new stores and closed one store during the twelve months ended June 30, 2016. As a result, we had 180 retail stores as of June 30, 2016 compared to 161 stores as of June 30, 2015. The 180 stores currently in operation include 124 Steve Madden® stores, 48 Steve Madden® outlet stores, two Steven® stores, one Superga® store, one multi-branded SHOO store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the second quarter of 2016 and 2015) increased 5.4% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the second quarter of 2016, gross margin decreased to 62.8% from 64.5% in the same period of 2015 primarily due to the lapsing of an insurance benefit received in the prior year quarter coupled with the impact of a strong U.S. dollar as compared to foreign currencies. In the second quarter of 2016, operating expenses increased to $34,405, or 55.0%

of net sales, compared to $30,629, or 53.8% of net sales, in the second quarter of last year. The increase primarily reflects the net increase of new store openings. Income from operations for the Retail segment decreased to $4,862 in the second quarter of this year compared to income of $6,052 in the same period of last year.

First Cost Segment:
The First Cost segment, which includes net commission income and fees, decreased to $919 for the second quarter of 2016 compared to $1,184 for the comparable period of 2015 due to a reduction in business with certain private label footwear customers.

Licensing Segment:
Net licensing income slightly decreased to $1,907 for the second quarter of 2016 compared to $1,943 for the comparable period of 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Consolidated:
Net sales for the six months ended June 30, 2016 increased 1.1% to $654,759 compared to $647,527 in the same period of last year. Gross margin increased to 36.2% from 35.1% due to a sales mix shift between the branded and private label businesses and decreased closeout activity in the Wholesale Footwear segment. Operating expenses increased for the first six months of 2016 to $176,474 from $164,860 for the first six months of 2015. Operating expense in the six months ended June 30, 2015 included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses for the first six months of 2015 were $167,908. Excluding the aforementioned benefit, the increase in operating expenses versus the prior year period is the result of overall increases in sales, Wholesale and Retail segments sales mix changes and the impact of new retail store locations. Operating expenses as a percentage of sales were 27.0% for the first six months of 2016 compared to 25.5% for the first six months of 2015 due to the impact of changes in the Wholesale and Retail segments sales mix and deleverage on wholesale sales. Commission and licensing fee income for the first six months of 2016 decreased to $4,997 compared to $7,045 achieved in the comparable period of 2015. Net income attributable to Steven Madden, Ltd. for the first six months of 2016 increased to $44,634 compared to net income for the first six months of 2015 of $44,327. Net income attributable to Steven Madden, Ltd. for the first six months of 2015 included the $3,048 pre-tax benefit related to the closure of our 5th Avenue, New York store location. as well as a pre-tax charge of $3,045 related to the partial impairment of our Wild Pair trademark.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $424,346, or 64.8%, and $421,934, or 65.2%, of our total net sales for the first six months of 2016 and 2015, respectively. The increase was driven by strong increases in our Dolce Vita and Steve Madden Women's brands.

Gross profit margin in the Wholesale Footwear segment was 30.8% for the first six months of 2016 compared to 29.4% for the first six months of 2015, the increase resulting from decreased closeout activity. Operating expenses increased to $85,842 in the first six months of 2016 from $82,128 in the same period of last year. As a percentage of net sales, operating expenses increased to 20.2% in the first six months of 2016 compared to 19.5% in the same period of 2015 due to employee-related costs.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $114,321, or 17.5%, and $120,964, or 18.7%, of total net sales for the Company for the first six months of 2016 and 2015, respectively. This decrease in net sales is attributable to a decline in our branded handbag business.

Gross profit margin in the Wholesale Accessories segment decreased to 32.5% in the first six months of 2016 from 33.5% in the same period in 2015, primarily due to softness in the branded handbag category and an increase in sales mix to lower margin private label customers. In the first six months of 2016, operating expenses decreased to $23,313 compared to $24,443 in the same period of last year. As a percentage of net sales, operating expenses increased slightly to 20.4% in the first six months of

2016 compared to 20.2% in the same period of 2015. Income from operations for the Wholesale Accessories segment decreased 14.1% to $13,813 for the first six months of 2016 compared to $16,084 for the same period of last year.

Retail Segment:
In the first six months of 2016, net sales from the Retail segment accounted for $116,092, or 17.7%, of our total net sales compared to $104,629, or 16.2%, of our total net sales in the same period last year, which represents a $11,463, or 11.0%, increase. The increase in net sales reflects the net addition of 19 retail stores since the second quarter of 2015, as well as a 7.8% increase in comparable store sales, which was driven by strong fashion footwear trends, stronger product assortment and improvement in conversion rate. We added 20 new stores and closed one store during the twelve months ended June 30, 2016. As a result, we had 180 retail stores as of June 30, 2016 compared to 161 stores as of June 30, 2015. The 180 stores currently in operation include 124 Steve Madden® stores, 48 Steve Madden® outlet stores, two Steven® stores, one Superga® store, one multi-branded SHOO store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first six months of 2016 and 2015) increased 7.8% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the first six months of 2016, gross margin decreased slightly to 59.7% from 60.1% in the same period of 2015. In the first six months of 2016, operating expenses increased to $67,319, or 58.0% of net sales, compared to $58,289, or 55.7% of net sales, in the first six months of 2015. Operating expenses in the six months ended June 30, 2015 included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses in the six months ended June 30, 2015 were $61,337 or 58.6% of net sales. Excluding the aforementioned benefit, the increase in operating expenses in the first six months of 2016 versus the prior year period is the result of the impact of new retail store locations and the decrease in operating expenses as a percentage of net sales reflects leverage on sales driven by same store sales growth. Income from operations for the Retail segment was $2,023 in the first six months of 2016 compared to $4,574 in the same period of last year.

First Cost Segment:
The First Cost segment which includes net commission income and fees decreased to $1,504 for the first six months of 2016 compared to $2,712 for the comparable period of 2015 due to a reduction in business with certain private label footwear customers.

Licensing Segment:
Net licensing income decreased to $3,493 for the first six months of 2016 compared to $4,333 for the comparable period of 2015 primarily driven by the discontinuation of the Steve Madden eyewear licenses.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Our primary source of liquidity is cash flows generated from our operations. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements and retail store expansion and remodeling.
Cash, cash equivalents and short-term investments totaled $108,817 and $104,838 at June 30, 2016 and December 31, 2015, respectively. Of the total cash, cash equivalents and short-term investments at June 30, 2016, $76,777, or approximately 71%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2015, $73,640, or approximately 70%, was held in our foreign subsidiaries. To date, deferred taxes have been estimated and accrued for foreign subsidiary earnings that have not been determined to be indefinitely reinvested. As of June 30, 2016, the cumulative total amount of earnings considered to be indefinitely reinvested of our foreign subsidiaries was $85,147. If such amounts were not indefinitely reinvested, the Company would incur approximately $17,531 in cumulative taxes that were not previously provided for. Management believes that our existing domestic and international cash, cash equivalents, short-term investments and cash flows from operations, which are not considered to be indefinitely reinvested, continue to be sufficient to fund our operating activities. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings of $85,147 as of June 30, 2016, that were considered to be indefinitely reinvested and we do not believe there are any material implications or restrictions on our liquidity as a result of having a significant portion of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.

The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days' prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of the aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate or LIBOR. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our First Cost segment and private label business, the fee is 0.14% of the gross invoice amount. For all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it. To the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations.
As of June 30, 2016, we had working capital of $295,394, cash and cash equivalents of $76,271 and investments in marketable securities of $122,690.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $54,963 for the six months of 2016 compared to cash provided by operations of $53,783 in the same period of last year. The primary sources of cash were net income of $44,976, as well as an increase in accounts payable and accrued expenses and accounts receivable. These cash sources were partially offset by uses of cash related to factor accounts receivable, inventories, and accrued incentive compensation.
INVESTING ACTIVITIES
 ($ in thousands)

During the six months ended June 30, 2016, we invested $13,210 in marketable securities and received $14,052 from the maturities and sales of marketable securities. We also made capital expenditures of $8,402, principally for improvements to existing stores, systems enhancements, new stores and leasehold improvements to office space. Additionally, we paid $3,665 to acquire the minority interest in our Mad Love joint venture (see Note M to the Condensed Consolidated Financial Statements contained in this Quarterly Report).
FINANCING ACTIVITIES
($ in thousands)
During the six months ended June 30, 2016, net cash used for financing activities was $39,881, which consisted of the repurchase of shares of common stock for an aggregate purchase price of approximately $41,070 (see Note J to the Condensed Consolidated Financial Statements contained in this Quarterly Report) and payment of contingent liabilities of $6,281, partially offset by the tax benefit from the exercise of stock options of $3,762, and proceeds from the exercise of stock options of $3,708.

CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of June 30, 2016 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	2020 and after
Operating lease obligations	$246,566	$20,132	$73,170	$63,355	$89,909
Purchase obligations	244,634	244,634	—	—	—
Contingent payment liabilities	20,012	12,063	7,949	—	—
Other long-term liabilities (future minimum royalty payments)	7,010	500	2,510	2,000	2,000
Total	$518,222	$277,329	$83,629	$65,355	$91,909
At June 30, 2016, we had open letters of credit for the purchase of inventory of approximately $656.
On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden’s then existing employment agreement with the Company. The amended agreement, which extends the term of Mr. Madden's employment through December 31, 2023, provides for a base salary of approximately $7,417 in 2013, approximately $9,667 in 2014, approximately $11,917 in 2015 and approximately $10,698 per annum for the period between January 1, 2016 through the expiration of the term of employment. Accordingly, Mr. Madden's annual base salary was reduced as of January 1, 2016. The employment agreement provided Mr. Madden with the right, exercisable on certain specified dates in fiscal year 2012 only, to elect to receive a grant of restricted stock for a number of shares of the Company’s common stock valued at $40,000 in consideration for a reduction in his annual base salary in years subsequent to 2012 as follows: $4,000 in 2013, approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 per annum for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. On June 30, 2012, Mr. Madden exercised this right and on July 3, 2012 he was granted 1,893,342 restricted shares of the Company's common stock at the then market price of $21.13, which will vest in the same manner as the February 8, 2012 restricted stock grant received by Mr. Madden pursuant to the amended agreement. (See Note L to the Condensed Consolidated Financial Statements.) In addition to the opportunity for cash bonuses at the sole discretion of the Board of Directors, Mr. Madden’s employment agreement entitles him to an annual life insurance premium payment as well as an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria. The employment agreement also provides for the elimination of interest accrued after December 31, 2011 on an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden, the extension of the maturity date of such loan until December 31, 2023, and the forgiveness of 1/10th of the principal amount of the loan, together with accrued interest, annually over a ten-year period commencing on December 31, 2014 for so long as Mr. Madden continues to be employed by the Company on each such December 31. As a result of the elimination of further interest accumulation, the outstanding principal and the accrued interest as of December 31, 2011 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $1,542 in the remainder of 2016, $1,506 in 2017 and $900 in 2018. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, "SM Canada") on February 21, 2012, we are subject to potential earn-out payments to the seller of SM Canada based on the annual performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. We made the fourth earn-out payment of $2,798, based on the performance of SM Canada during the twelve-month period ended on March 31, 2016, to the seller of SM Canada during the second quarter of 2016. In connection with our acquisition of Cejon Inc, Cejon Accessories, Inc. and New East Designs, LLC (collectively "Cejon") on May 25, 2011, we are subject to potential earn-out payments to the seller of Cejon based on the annual performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The fourth earn-out payment of $2,357 was made to the seller of Cejon in the fourth quarter of 2015 and the final earn-out payment, if achieved, will be payable in the third quarter of this year. In connection with our acquisition of Dolce Vita Holdings, Inc. ("Dolce Vita") on August 13, 2014, we are subject to potential earn-out payments to the sellers of Dolce Vita based on the performance of Dolce Vita in each of the twelve month periods ending on September 30, 2015 and 2016 equal to 50% of Dolce Vita’s EBITDA in each such year; provided that the aggregate minimum earn-out payments for the entire two-year earn-out period shall be no less than $5,000. The first earn-out payment of $1,019 was made to the sellers of Dolce Vita in the fourth quarter of 2015 and the second payment will be payable in the last quarter of this year. In connection with our acquisition of all of the outstanding capital stock of Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V. and Maximus Designer Shoes S.A. de C.V. (together, "SM Mexico") on December 30, 2014, we are subject to potential earn-out payments to the seller of SM Mexico based on the annual performance of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016. The first earn-out payment of $3,483 was made in the first quarter of 2016 and the second earn-out payment, if achieved, will be payable in the first quarter of 2017.
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
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended June 30, 2016. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Our estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements: allowance for bad debts, returns, and customer chargebacks; inventory valuation; valuation of intangible assets; litigation reserves; and contingent payment liabilities. Further, the policies currently utilized are constantly applied with prior periods.
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
Contingent payment liabilities. Since February 2012, the Company has completed five acquisitions, four of which continue to require the Company to potentially make earn-out payments to the sellers of the acquired businesses based on the future financial performance of the acquired businesses over a period of one or two years, as applicable. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of the acquired businesses. Failure to correctly project the financial results of the acquired businesses could materially impact our results of operations and financial position.

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
As of June 30, 2016, we held marketable securities valued at $122,690, which consist primarily of certificates of deposit and corporate bonds. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of June 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended June 30, 2016, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note J to the Condensed Consolidated Financial Statements. During the three months ended June 30, 2016, there were no sales by the Company of unregistered shares of the Company's common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2016 - 4/30/2016	89,775	$34.58	89,775	$182,950
5/1/2016 - 5/31/2016	459,961	$33.92	459,961	$167,348
6/1/2016 - 6/30/2016	233,000	$34.23	233,000	$159,372
Total	782,736	$34.09	782,736	$159,372

ITEM 5. OTHER INFORMATION

(a)    On August 2, 2016, the Company issued a press release reporting its financial results for the fiscal quarter ended June 30, 2016, a copy of which is attached as Exhibit 99.1 to this Quarterly Report.

ITEM 6. EXHIBITS

10.1
First Allonge to Third Amended and Restated Secured Promissory Note made as of April 8, 2016 between Steven H. Madden and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016)

10.2
Third Amendment to Third Amended Employment Agreement dated as of April 8, 2016 between Steven Madden and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016)#

10.3
First Amendment dated as of May 16, 2016 to Employment Agreement between Edward R. Rosenfeld and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2016)#

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press release dated August 2, 2016 of Steven Madden, Ltd.
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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

DATE: August 4, 2016

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

Exhibit Index

10.1
First Allonge to Third Amended and Restated Secured Promissory Note made as of April 8, 2016 between Steven H. Madden and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016)

10.2
Third Amendment to Third Amended Employment Agreement dated as of April 8, 2016 between Steven Madden and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016)#

10.3
First Amendment dated as of May 16, 2016 to Employment Agreement between Edward R. Rosenfeld and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2016)#

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press release dated August 2, 2016 of Steven Madden, Ltd.
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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