Form 10-Q
period 2016-09-30
STEVEN MADDEN, LTD.
filed 2016-11-09
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Yes  ☐   No ☒

As of November 8, 2016, the latest practicable date, there were 60,624,731 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2016	December 31, 2015	September 30, 2015
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,723	$72,414	$38,654
Accounts receivable, net of allowances of $2,973, $2,306 and $2,589	39,507	43,173	23,269
Factor accounts receivable, net of allowances of $16,923, $21,756 and $21,977	230,346	155,211	261,566
Inventories	111,952	102,080	123,768
Marketable securities – available for sale	30,301	32,424	22,834
Prepaid expenses and other current assets	25,247	20,641	23,663
Prepaid taxes	5,606	17,484	—
Deferred taxes	14,573	14,392	14,302
Total current assets	520,255	457,819	508,056
Notes receivable	749	1,158	1,197
Note receivable – related party	2,730	2,990	3,074
Property and equipment, net	74,382	72,010	71,162
Deposits and other	4,896	5,088	5,422
Marketable securities – available for sale	90,436	88,465	89,705
Goodwill – net	136,522	137,097	143,589
Intangibles – net	146,398	149,758	147,680
Total Assets	$976,368	$914,385	$969,885
LIABILITIES
Current liabilities:
Accounts payable	$102,095	$79,790	$130,556
Accrued expenses	71,131	72,105	71,511
Income taxes payable	—	—	13,039
Contingent payment liability – current portion	16,682	16,763	19,893
Accrued incentive compensation	7,863	6,141	5,930
Total current liabilities	197,771	174,799	240,929
Contingent payment liability	—	8,012	13,286
Deferred rent	14,663	12,013	11,921
Deferred taxes	40,294	39,410	18,487
Other liabilities	—	1,488	—
Total Liabilities	252,728	235,722	284,623
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 86,109, 85,263 and 85,173 shares issued, 60,618, 61,693 and 62,564 shares outstanding	6	6	6
Additional paid-in capital	341,370	325,548	320,229
Retained earnings	989,003	896,842	871,109
Accumulated other comprehensive loss	(28,043)	(31,413)	(25,623)
Treasury stock – 25,491, 23,570, and 22,609 shares at cost	(578,973)	(512,579)	(480,834)
Total Steven Madden, Ltd. stockholders’ equity	723,363	678,404	684,887
Noncontrolling interest	277	259	375
Total stockholders’ equity	723,640	678,663	685,262
Total Liabilities and Stockholders’ Equity	$976,368	$914,385	$969,885
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$408,384	$413,462	$1,063,143	$1,060,989
Cost of sales	253,876	264,691	671,388	684,694
Gross profit	154,508	148,771	391,755	376,295

Commission and licensing fee income – net	5,358	6,643	10,355	13,689
Operating expenses	(96,100)	(89,130)	(272,574)	(253,991)
Impairment charge	—	—	—	(3,045)
Income from operations	63,766	66,284	129,536	132,948
Interest and other income (expense) – net	747	(895)	1,117	273
Income before provision for income taxes	64,513	65,389	130,653	133,221
Provision for income taxes	20,810	22,298	38,212	45,428
Net income	43,703	43,091	92,441	87,793
Net (loss) income attributable to noncontrolling interest	(64)	206	278	578
Net income attributable to Steven Madden, Ltd.	$43,767	$42,885	$92,163	$87,215

Basic net income per share	$0.77	$0.73	$1.61	$1.47

Diluted net income per share	$0.74	$0.70	$1.54	$1.42

Basic weighted average common shares outstanding	56,869	58,911	57,334	59,271
Effect of dilutive securities – options/restricted stock	2,460	2,149	2,438	2,245
Diluted weighted average common shares outstanding	59,329	61,060	59,772	61,516
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$43,703			$92,441
Other comprehensive income (loss):
Foreign currency translation adjustment	$(2,290)	$—	(2,290)	$973	$—	973
Gain or (loss) on cash flow hedging derivatives	447	(163)	284	688	(251)	437
Unrealized gain (loss) on marketable securities	543	(198)	345	3,087	(1,127)	1,960
Total other comprehensive income (loss)	$(1,300)	$(361)	(1,661)	$4,748	$(1,378)	3,370

Comprehensive income			42,042			95,811
Comprehensive (loss) income attributable to noncontrolling interests			(64)			278
Comprehensive income attributable to Steven Madden, Ltd.			$42,106			$95,533

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$43,091			$87,793
Other comprehensive income (loss):
Foreign currency translation adjustment	$(8,149)	$—	(8,149)	$(12,644)	$—	(12,644)
Gain or (loss) on cash flow hedging derivatives	940	(343)	597	400	(146)	254
Unrealized gain (loss) on marketable securities	(792)	289	(503)	(761)	278	(483)
Total other comprehensive income (loss)	$(8,001)	$(54)	(8,055)	$(13,005)	$132	(12,873)

Comprehensive income			35,036			74,920
Comprehensive income attributable to noncontrolling interests			206			578
Comprehensive income attributable to Steven Madden, Ltd.			$34,830			$74,342
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$92,441	$87,793
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	14,618	13,609
Tax benefit from stock-based compensation	(3,846)	(10,428)
Depreciation and amortization	16,036	13,940
Loss on disposal of fixed assets	—	989
Impairment charges	—	3,045
Deferred taxes	(692)	(8,726)
Accrued interest on note receivable - related party	(48)	(52)
Deferred rent expense	2,650	348
Realized loss (gain) on sale of marketable securities	776	(82)
Changes in fair value on contingent liability	(45)	(2,504)
Changes, net of acquisitions, in:
Accounts receivable	3,666	(12,718)
Factor accounts receivable	(75,135)	(77,523)
Notes receivable - related party	308	306
Inventories	(9,872)	(31,592)
Prepaid expenses, prepaid taxes, deposits and other	11,048	17,142
Accounts payable and accrued expenses	21,331	56,601
Accrued incentive compensation	1,722	—
Other liabilities	(1,488)	—
Net cash provided by operating activities	73,470	50,148

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(9,129)
Capital expenditures	(12,908)	(13,524)
Purchases of marketable securities	(24,089)	(28,705)
Repayment of notes receivable	249	342
Maturity/sale of marketable securities	26,825	33,332
Net cash used in investing activities	(9,923)	(17,684)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,869	21,154
Purchase of noncontrolling interest	(3,665)	—
Tax benefit from the exercise of options	—	10,428
Payment of contingent liability	(8,048)	(2,950)
Common stock purchased for treasury	(66,394)	(103,892)
Net cash used in financing activities	(73,238)	(75,260)
Net (decrease) in cash and cash equivalents	(9,691)	(42,796)
Cash and cash equivalents – beginning of period	72,414	81,450
Cash and cash equivalents – end of period	$62,723	$38,654
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2016
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2016 presentation. The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2015 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 26, 2016.
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

Note C – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of September 30, 2016 and 2015, no borrowings were outstanding. Further as of September 30, 2016 and 2015, there were open letters of credit of $0 and $337, respectively. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations.
Note D – Notes Receivable
As of September 30, 2016 and December 31, 2015, Notes Receivable were comprised of the following:

	September 30, 2016	December 31, 2015
Note receivable from seller of SM Canada	$749	$1,158

In connection with the Company's February 21, 2012 acquisition of all of the assets comprising the footwear, handbags and accessories wholesale and retail businesses of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2016
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
Note E – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to ten years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three and nine months ended September 30, 2016, the amortization of bond premiums totaled $307 and $925 compared to $347 and $1,040 for the comparable period in 2015. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. The schedule of maturities at September 30, 2016 and December 31, 2015 are as follows:

	Maturities as of September 30, 2016		Maturities as of December 31, 2015
	1 Year or Less	1 to 10 Years	1 Year or Less	1 to 10 Years
Corporate bonds	$11,628	$90,436	$11,240	$88,465
Certificates of deposit	18,673	—	21,184	—
Total	$30,301	$90,436	$32,424	$88,465
For the three and nine months ended September 30, 2016, gains of $3 and losses of $776 were reclassified from accumulated other comprehensive income and recognized in the income statement in other income compared to losses of $14 and gains of $82 for the comparable periods in 2015. For the nine month period ended September 30, 2016, current marketable securities included unrealized losses of $350 and long-term marketable securities included unrealized gains of $939 and unrealized losses of $35. For the comparable period in 2015, current marketable securities included unrealized losses of $640 while long-term marketable securities included unrealized gains of $151 and unrealized losses of $962.
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
September 30, 2016
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

The Company’s financial assets and liabilities subject to fair value measurements as of September 30, 2016 and December 31, 2015 are as follows:

		September 30, 2016
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,308	$3,308	$—	$—
Current marketable securities – available for sale	30,301	30,301	—	—
Note receivable – related party	2,730	—	—	2,730
Note receivable from seller of SM Canada	749	—	—	749
Long-term marketable securities – available for sale	90,436	90,436	—	—
Forward contracts	160	—	160	—
Total assets	$127,684	$124,045	$160	$3,479
Liabilities:
Contingent consideration	$16,682	$—	$—	$16,682
Total liabilities	$16,682	$—	$—	$16,682

		December 31, 2015
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,242	$2,242	$—	$—
Current marketable securities – available for sale	32,424	32,424	—	—
Note receivable – related party	2,990	—	—	2,990
Note receivable from seller of SM Canada	1,158	—	—	1,158
Long-term marketable securities – available for sale	88,465	88,465	—	—
Total assets	$127,279	$123,131	$—	$4,148
Liabilities:
Contingent consideration	$24,775	$—	$—	$24,775
Total liabilities	$24,775	$—	$—	$24,775

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2016
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)
The majority of our level 3 balances consist of contingent consideration related to various acquisitions and certain notes receivable. The changes in our level 3 assets and liabilities for the periods ended September 30, 2016 and December 31, 2015 are as follows:

	Balance at January 1,	Payments	Accrued Interest	Acquisitions	Change in estimate	Foreign Currency Translation	Balance at September 30,
2016
Assets:
Note receivable – related party	$2,990	(308)	48				$2,730
Note receivable – SM Canada	$1,158	(249)				(160)	$749

Liabilities:
Contingent consideration	$24,775	(8,048)			(45)		$16,682

	Balance at January 1,	Payments	Accrued Interest	Acquisitions	Change in estimate	Foreign Currency Translation	Balance at December 31,
2015
Assets:
Note receivable – related party	$3,328	(409)	71				$2,990
Note receivable – SM Canada	$1,878	(466)				(254)	$1,158

Liabilities:
Contingent consideration	$38,633	(6,270)			(5,576)	(2,012)	$24,775

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
September 30, 2016
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

The first earn-out payment of $1,019 was made to the sellers of Dolce Vita in the fourth quarter of 2015 and the second payment will be payable in the last quarter of 2016.

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

The Company has recorded a liability for potential contingent consideration in connection with the May 25, 2011 acquisition of all of the outstanding shares of capital stock of Cejon, Inc. and Cejon Accessories, Inc. and all of the outstanding membership interests in New East Designs, LLC (collectively, "Cejon"). Pursuant to the terms of an earn-out agreement between the Company and the sellers of Cejon, earn-out payments, if achieved, are made annually to the sellers of Cejon, based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period. A final earn-out payment of $1,767 for the period ended June 30, 2016 was paid to the seller of Cejon, Inc. in the third quarter of this year.

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
September 30, 2016
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
Note I – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock. Mr. Madden executed a secured promissory note in favor of the Company, for which a securities brokerage account maintained by Mr. Madden with his broker serves as collateral security. None of the securities held in the securities brokerage account are shares of the Company's common stock. There have been successive amendments of the secured promissory note, the most recent of which occurred on April 8, 2016, at which time the secured promissory note was amended to substitute the collateral securing the secured promissory note from shares of the Company's common stock to the security interest in Mr. Madden's securities brokerage account. Previously, on January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the secured promissory note was amended and restated to extend the maturity date of the obligation to December 31, 2023 and to eliminate the accrual of interest after December 31, 2011. Prior to its January 3, 2012 amendment and restatement, the secured promissory note was accruing interest at the rate of 6% per annum. In addition, the secured promissory note, as amended, provides that, commencing on December 31, 2014, and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company, provided that Mr. Madden continues to be employed by the Company on each such December 31. Contemporaneously, the Company will release its security interest in a portion of the securities held in Mr. Madden's securities brokerage account generally correlating to the amount of indebtedness cancelled on such date. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan evidenced by the secured promissory note related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Condensed Consolidated Financial Statements. Pursuant to the elimination of further interest accumulation under the secured promissory note, the outstanding principal amount of the loan and the accrued interest as of September 30, 2016 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan. For the year ended December 31, 2015, the Company also recorded a charge in the amount of $409 to write-off the required one-tenth of the principal amount of the secured promissory note, which was partially offset by accrued imputed interest of $71.
Note J – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. On February 22, 2016, the Board of Directors approved the extension of the Share Repurchase Program for an additional $136,000 in repurchases of the Company's common stock. During the nine months ended September 30, 2016, an aggregate of 1,700,088 shares of the Company's common stock were repurchased under the Share Repurchase Program, at an

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2016
($ in thousands except share and per share data)

Note J – Share Repurchase Program (continued)

average price per share of $34.38, for an aggregate purchase price of approximately $58,445. As of September 30, 2016, approximately $134,126 remained available for future repurchases under the Share Repurchase Program.

Note K – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,235,000 and 4,186,000 shares for the three and nine months ended September 30, 2016, respectively, compared to 4,037,000 and 4,058,000 shares for the three and nine months ended September 30, 2015. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. During the third quarter of 2016, the Company adopted Accounting Standards Update 2016-09 - Improvements to Employee Share-Based Payment Accounting, which provides updated guidance relating to the treasury stock calculation of diluted shares. (See Note R for further details.) For the three and nine months ended September 30, 2016, options to purchase approximately 383,000 and 375,000 shares of common stock, respectively, have been excluded in the calculation of diluted net income per share as compared to 6,000 and 15,000 shares that were excluded for the three and nine months ended September 30, 2015, as the result would have been antidilutive. For the three and nine months ended September 30, 2016 and 2015, all unvested restricted stock awards were dilutive.
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

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(20,244,000)
Common stock available for grant of stock-based awards as of September 30, 2016	3,222,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2016
($ in thousands except share and per share data)

Note L – Equity-Based Compensation (continued)

Total equity-based compensation for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted stock	$4,177	$3,792	$12,417	$11,120
Stock options	805	735	2,201	2,489
Total	$4,982	$4,527	$14,618	$13,609

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from stock options exercised	$1,162	$1,451	$4,869	$21,154
Intrinsic value of stock options exercised	$634	$4,340	$11,684	$33,634

During the three and nine months ended September 30, 2016, options to purchase approximately 21,006 shares of common stock with a weighted average exercise price of $32.72 and options to purchase approximately 261,715 shares of common stock with a weighted average exercise price of $31.92 vested, respectively. During the three and nine months ended September 30, 2015, options to purchase approximately 23,074 shares of common stock with a weighted average exercise price of $31.02 and options to purchase approximately 416,275 shares of common stock with a weighted average exercise price of $26.94 vested, respectively. As of September 30, 2016, there were unvested options relating to 645,372 shares of common stock outstanding with a total of $4,024 of unrecognized compensation cost and an average vesting period of 1.60 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. With the exception of special dividends paid in November of 2005 and 2006, the Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted during the nine months ended September 30, 2016 and 2015:

	2016	2015
Volatility	22.2% to 26.2%	22.4% to 28.3%
Risk free interest rate	0.86% to 1.73%	0.99% to 1.60%
Expected life in years	3.4 to 5.0	4.1 to 5.1
Dividend yield	0.00%	0.00%
Weighted average fair value	$7.01	$8.81

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2016
($ in thousands except share and per share data)

Note L – Equity-Based Compensation (continued)

Activity relating to stock options granted under the Company’s plans and outside the plans during the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	2,016,000	$23.51
Granted	249,000	33.73
Exercised	(460,000)	10.59
Cancelled/Forfeited	(30,000)	30.43
Outstanding at September 30, 2016	1,775,000	$28.17	3.2 years	$11,329
Exercisable at September 30, 2016	1,128,000	$24.95	2.3 years	$10,836

Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2016 and 2015:

	2016		2015
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1,	4,055,000	$25.32	4,067,000	$24.69
Granted	377,000	34.22	284,000	37.10
Vested	(193,000)	30.44	(235,000)	22.94
Forfeited	—	—	(68,000)	34.27
Non-vested at September 30,	4,239,000	$25.93	4,048,000	$25.29

As of September 30, 2016, the Company had $70,980 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 6.10 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment of Mr. Madden’s existing employment agreement, pursuant to which, on February 8, 2012, Mr. Madden was granted 1,463,057 restricted shares of the Company’s common stock at the then market price of $27.34, which will vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. On June 30, 2012, Mr. Madden exercised his right under his employment agreement to receive an additional restricted stock award, and, on July 3, 2012, he was granted 1,893,342 restricted shares of the Company's common stock at the then market price of $21.13, which will vest in the same manner as the aforementioned grant. On August 8, 2016, pursuant to the employment agreement, Mr. Madden was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of $34.42 per share, which option is exercisable in equal quarterly installments commencing on November 8, 2016.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2016
($ in thousands except share and per share data)

Note M – Acquisitions

Madlove, LLC

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

Note N – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of September 30, 2016:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2016	$73,018	$49,324	$14,755	$137,097
Acquisitions	—	—	—	—
Purchase accounting adjustment	—	—	—	—
Translation and other	(289)	—	(286)	(575)
Balance at September 30, 2016	$72,729	$49,324	$14,469	$136,522

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2016
($ in thousands except share and per share data)

Note N – Goodwill and Intangible Assets (continued)
The following table details identifiable intangible assets as of September 30, 2016:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$4,590	$3,232	$—	$1,358
Customer relationships	10 years	41,509	20,351	—	21,158
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,402	—	38
Re-acquired right	2 years	4,200	3,954	—	246
Other	3 years	14	14	—	—
		58,353	35,553	—	22,800
Re-acquired right	indefinite	35,200	8,890	—	26,310
Trademarks	indefinite	100,333	—	3,045	97,288
		$193,886	$44,443	$3,045	$146,398
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.
(2) An impairment charge of $3,045 was recorded in the first quarter of 2015 related to the Company's Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows from a significant customer.

The estimated future amortization expense of purchased intangibles as of September 30, 2016 is as follows:

2016 (remaining three months)	$1,342
2017	3,219
2018	3,088
2019	3,017
2020	2,232
Thereafter	9,902
$22,800

Note O – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of September 30, 2016, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in accrued expenses, is $160. As of September 30, 2016, $123 of gains related to cash flow hedges are recorded in accumulated other comprehensive loss, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of September 30, 2015, $1,307 of losses related to cash flow hedges were recorded in accumulated other comprehensive loss, net of taxes. As of September 30, 2016, the Company's hedging activities were considered effective and, thus, no ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2016, losses of $68 and $428 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales, as compared to losses of $671 and $1,396 for the three and nine months ended September 30, 2015.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2016
($ in thousands except share and per share data)

Note P – Commitments, Contingencies and Other
Legal proceedings:

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Unless otherwise indicated in this report, all proceedings discussed in the earlier reports which are not indicated therein as having been concluded, remain outstanding as of September 30, 2016.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2016
($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2016
Net sales to external customers	$268,159	$78,448	$346,607	$61,777	$—	$—	$408,384
Gross profit	90,550	26,937	117,487	37,021	—	—	154,508
Commissions and licensing fees – net	—	—	—	—	2,424	2,934	5,358
Income from operations	38,195	17,931	56,126	2,282	2,424	2,934	63,766
Segment assets	$548,195	$209,329	757,524	168,378	50,466	—	976,368
Capital expenditures			$1,693	$2,800	$—	$—	$4,493
September 30, 2015
Net sales to external customers	$276,446	$80,594	$357,040	$56,422	$—	$—	$413,462
Gross profit	86,774	27,909	114,683	34,088	—	—	148,771
Commissions and licensing fees – net	—	—	—	—	3,479	3,164	6,643
Income from operations	42,245	15,730	57,975	1,666	3,479	3,164	66,284
Segment assets	$556,238	$204,411	760,649	153,273	55,963	—	969,885
Capital expenditures			$1,329	$3,743	$—	$—	$5,072

As of and for the nine months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2016
Net sales to external customers	$692,505	$192,769	$885,274	$177,869	$—	$—	$1,063,143
Gross profit	221,328	64,064	285,392	106,363			391,755
Commissions and licensing fees – net	—	—	—	—	3,929	6,426	10,355
Income from operations	83,132	31,745	114,877	4,304	3,929	6,426	129,536
Segment assets	$548,195	$209,329	757,524	168,378	50,466	—	976,368
Capital expenditures			$4,296	$8,612	$—	$—	$12,908
September 30, 2015
Net sales to external customers	$698,380	$201,558	$899,938	$161,051	$—	$—	$1,060,989
Gross profit	210,908	68,436	279,344	96,951			376,295
Commissions and licensing fees – net	—	—	—	—	6,192	7,497	13,689
Income (loss) from operations	81,203	31,814	113,017	6,242	6,192	7,497	132,948
Segment assets	$556,238	$204,411	760,649	153,273	55,963	—	969,885
Capital expenditures			$5,994	$7,530	$—	$—	$13,524

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2016
($ in thousands except share and per share data)

Note Q – Operating Segment Information (continued)

Revenues by geographic area for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Domestic (a)	$360,619	$368,080	$957,359	$953,151
International	47,765	45,382	105,784	107,838
Total	$408,384	$413,462	$1,063,143	$1,060,989
(a) Includes revenues of $84,570 and $254,843 for the three and nine months ended September 30, 2016, respectively, and $82,603 and $252,942 for the comparable periods in 2015 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our International business.

Note R – Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2016-15, Classification of Certain Cash Receipts and Cash Payments. Accounting Standards Update 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. The guidance is effective in 2018 with early adoption permitted. We are currently evaluating the timing of adoption of this guidance.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Accounting Standards Update 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 ("ASU 2016-09"), Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition in the income statement of the income tax effects of vested or settled awards. Further, the guidance requires that the recognition of anticipated tax windfalls/shortfalls be excluded in the calculation of assumed proceeds when applying the treasury stock method. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The Company elected to adopt the provisions of ASU 2016-09 in the third quarter of 2016. According to the provisions of ASU 2016-09, if an entity adopts the provisions early, all adjustments should be reflected as of the beginning of the fiscal year of adoption. As a result of the early adoption, the impact to the financial statements is as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2016
($ in thousands except share and per share data)

Note R – Recent Accounting Pronouncements (continued)

	Three Months Ended March 31, 2016		Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Income before provision for income taxes	$29,704	$29,704	$36,436	$36,436	$66,140	$66,140
Provision for income taxes	9,505	5,808	11,659	11,594	21,164	17,402
Net income	20,199	23,896	24,777	24,842	44,976	48,738
Net income (loss) attributable to noncontrolling interest	237	237	105	105	342	342
Net income attributable to Steven Madden, Ltd.	$19,962	$23,659	$24,672	$24,737	$44,634	$48,396

Basic net income per share	$0.35	$0.41	$0.43	$0.43	$0.78	$0.84

Diluted net income per share	$0.33	$0.39	$0.42	$0.41	$0.75	$0.81

Basic weighted average common shares outstanding	57,709	57,709	57,430	57,430	57,572	57,572
Effect of dilutive securities – options/restricted stock	2,061	2,544	1,744	2,309	1,902	2,426
Diluted weighted average common shares outstanding	59,770	60,253	59,174	59,739	59,474	59,998

Lastly, the Company elected to not change its accounting policy to account for forfeitures as they occur and, as a result, the Company will continue to estimate forfeitures.

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
September 30, 2016
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

In May 2014, the FASB issued new accounting guidance, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. Accounting Standards Update No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of the standard. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

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

The table below reconciles these metrics to net income as presented in the condensed consolidated statements of income.

	Year-To-Date Period Ended ($ in thousands)
	September 30, 2016	December 31, 2015	September 30, 2015
Net Income	$92,441	$113,655	$87,793
Add back:
Provision for income taxes	38,212	58,811	45,428
Deduct:
Other (Loss) Income*	(778)	(1,373)	(1,356)
Interest, net	1,895	2,191	1,629
Adjusted EBIT	129,536	171,648	132,948
Add back:
Depreciation and amortization	16,036	20,757	13,940
Loss on disposal of fixed assets	—	1,780	989
Adjusted EBITDA	$145,572	$194,185	$147,877
(*) Consists of realized (losses) gains on marketable securities and foreign exchange (losses) gains.

Executive Summary

Net sales for the quarter ended September 30, 2016 decreased 1.2% to $408,384 from $413,462 in the same period of last year. Net income attributable to Steven Madden, Ltd. increased 2.1% to $43,767 in the third quarter of 2016 compared to $42,885 in the same period of last year. The effective tax rate for the third quarter of 2016 decreased to 32.3% compared to 34.1% in the third quarter of last year primarily due to planned permanent investment of foreign earnings in foreign locations. Diluted earnings per share increased to $0.74 per share on 59,329 diluted weighted average shares outstanding compared to $0.70 per share on 61,060 diluted weighted average shares outstanding in the third quarter of last year.
Our inventory turnover (calculated on a trailing twelve-month average) for the quarter ended September 30, 2016 and 2015 was 8.7 times and 9.0 times, respectively. Our total company accounts receivable average collection decreased to 65 days in the third quarter of 2016 compared to 66 days in the third quarter of 2015. As of September 30, 2016, we had $183,460 in cash, cash equivalents and marketable securities, no long-term debt and total stockholders’ equity of $723,640. Working capital increased to $322,484 as of September 30, 2016, compared to $267,127 on September 30, 2015.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended September 30,
($ in thousands)

	2016		2015
CONSOLIDATED:
Net sales	$408,384	100.0%	$413,462	100.0%
Cost of sales	253,876	62.2%	264,691	64.0%
Gross profit	154,508	37.8%	148,771	36.0%
Commission and licensing fee income – net of expenses	5,358	1.3%	6,643	1.6%
Operating expenses	96,100	23.5%	89,130	21.6%
Income from operations	63,766	15.6%	66,284	16.0%
Interest and other income (expense) – net	747	0.2%	(895)	(0.2)%
Income before income taxes	64,513	15.8%	65,389	15.8%
Net income attributable to Steven Madden, Ltd.	43,767	10.7%	42,885	10.4%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$268,159	100.0%	$276,446	100.0%
Cost of sales	177,609	66.2%	189,672	68.6%
Gross profit	90,550	33.8%	86,774	31.4%
Operating expenses	52,355	19.5%	44,654	16.2%
Income from operations	38,195	14.2%	42,245	15.3%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$78,448	100.0%	$80,594	100.0%
Cost of sales	51,511	65.7%	52,685	65.4%
Gross profit	26,937	34.3%	27,909	34.6%
Operating expenses	9,006	11.5%	12,179	15.1%
Income from operations	17,931	22.9%	15,730	19.5%

RETAIL SEGMENT:
Net sales	$61,777	100.0%	$56,422	100.0%
Cost of sales	24,756	40.1%	22,334	39.6%
Gross profit	37,021	59.9%	34,088	60.4%
Operating expenses	34,739	56.2%	32,422	57.5%
Income from operations	2,282	3.7%	1,666	3.0%
Number of stores	186		165

FIRST COST SEGMENT:
Other commission income – net of expenses	$2,424	100.0%	$3,479	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$2,934	100.0%	$3,164	100.0%

Selected Financial Information
Nine Months Ended September 30,
($ in thousands)

	2016		2015
CONSOLIDATED:
Net sales	$1,063,143	100.0%	$1,060,989	100.0%
Cost of sales	671,388	63.2%	684,694	64.5%
Gross profit	391,755	36.8%	376,295	35.5%
Commission and licensing fee income – net of expenses	10,355	1.0%	13,689	1.3%
Operating expenses	272,574	25.6%	253,991	23.9%
Impairment charge	—	—%	3,045	0.3%
Income from operations	129,536	12.2%	132,948	12.5%
Interest and other income – net	1,117	0.1%	273	—%
Income before income taxes	130,653	12.3%	133,221	12.6%
Net income attributable to Steven Madden, Ltd.	92,163	8.7%	87,215	8.2%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$692,505	100.0%	$698,380	100.0%
Cost of sales	471,177	68.0%	487,472	69.8%
Gross profit	221,328	32.0%	210,908	30.2%
Operating expenses	138,196	20.0%	126,660	18.1%
Income from operations - before impairment charges	83,132	12.0%	84,248	12.1%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$192,769	100.0%	$201,558	100.0%
Cost of sales	128,705	66.8%	133,122	66.0%
Gross profit	64,064	33.2%	68,436	34.0%
Operating expenses	32,319	16.8%	36,622	18.2%
Income from operations - before impairment charges	31,745	16.5%	31,814	15.8%

RETAIL SEGMENT:
Net sales	$177,869	100.0%	$161,051	100.0%
Cost of sales	71,506	40.2%	64,100	39.8%
Gross profit	106,363	59.8%	96,951	60.2%
Operating expenses	102,059	57.4%	90,709	56.3%
Income from operations - before impairment charges	4,304	2.4%	6,242	3.9%
Number of stores	186		165

FIRST COST SEGMENT:
Other commission income – net of expenses	$3,929	100.0%	$6,192	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$6,426	100.0%	$7,497	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Consolidated:
Net sales for the three months ended September 30, 2016 decreased 1.2% to $408,384 compared to $413,462 in the same period of last year. Gross margin increased to 37.8% from 36.0% due primarily to improvement in the Wholesale Footwear segment. Operating expenses increased in the third quarter of this year to $96,100 from $89,130 in the third quarter of last year. Operating expenses as a percentage of sales were 23.5% for the third quarter of 2016 compared to 21.6% in the third quarter of 2015 primarily due to the impact of changes in the Wholesale and Retail segments sales mix and increases in operating expenses due to the impact of new retail store locations, advertising and promotions, bonus accruals and costs associated with our new joint venture in Europe. Commission and licensing fee income for the third quarter of 2016 decreased to $5,358 compared to $6,643 achieved in the third quarter of 2015. The effective tax rate for the third quarter of 2016 decreased to 32.3% compared to 34.1% in the third quarter of last year due primarily to planned permanent investment of foreign earnings in foreign locations. Net income attributable to Steven Madden, Ltd. for the third quarter of 2016 increased to $43,767 compared to net income for the third quarter of 2015 of $42,885.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $268,159, or 65.7%, and $276,446, or 66.9%, of our total net sales for the third quarter of 2016 and 2015, respectively. The decrease in net sales is primarily related to decreases in our Madden Girl brand due to the impact of not repeating a one-time cold-weather capsule collection, in addition to decreases in our private label businesses, partially offset by increases in Steve Madden Women's and Dolce Vita brands.

Gross profit margin in the Wholesale Footwear segment was 33.8% for the third quarter of 2016 compared to 31.4% for the third quarter of 2015. The increase in gross profit margin resulted from higher initial mark-ups driven by fashion trends and decreased markdown allowances and close-outs. Operating expenses increased to $52,355 in the third quarter of 2016 from $44,654 in the same period of last year. As a percentage of net sales, operating expenses increased to 19.5% in the third quarter of 2016 compared to 16.2% in the same period of 2015 due primarily to increases in advertising and promotions, bonus accruals and costs associated with our new joint venture in Europe coupled with an unfavorable impact from charges related to an increase in contingent liabilities related to the Dolce Vita acquisition.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment remained relatively flat compared to the prior year quarter, and accounted for $78,448, or 19.2%, and $80,594, or 19.5%, of total net sales for the Company in the third quarter of 2016 and 2015, respectively. The decrease in net sales is attributable to the Madden Girl brand due to the impact of not repeating a one-time cold-weather capsule collection.

Gross profit margin in the Wholesale Accessories segment decreased slightly to 34.3% in the third quarter of this year from 34.6% in the same period in 2015, primarily due to lower margins in our cold weather accessories business and an increase in sales mix to lower margin private label customers. In the third quarter of 2016, operating expenses decreased to $9,006 compared to $12,179 in the same period of last year. As a percentage of net sales, operating expenses were 11.5% in the third quarter of 2016 compared to 15.1% in the same period of 2015. The decrease is primarily related to the impact of the quarter-over-quarter benefit received for the reversal of contingent liabilities in the third quarter of 2016 and 2015. Income from operations for the Wholesale Accessories segment increased 14.0% to $17,931 for the third quarter of 2016 compared to $15,730 for the same period of last year.

Retail Segment:
In the third quarter of 2016, net sales from the Retail segment accounted for $61,777, or 15.1%, of our total net sales compared to $56,422, or 13.6%, of our total net sales in the same period last year, which represents a $5,355, or 9.5%, increase. The increase in net sales reflects the net addition of 21 retail stores since the third quarter of 2015, as well as a 1.3% increase in comparable store sales. We added 23 new stores and closed two stores during the twelve months ended September 30, 2016. As a result, we had 186 retail stores as of September 30, 2016 compared to 165 stores as of September 30, 2015. The 186 stores currently in operation include 127 Steve Madden® stores, 51 Steve Madden® outlet stores, two Steven® stores, one Superga® store, one multi-branded SHOO store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the third quarter of 2016 and 2015) increased 1.3% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the third quarter of 2016, gross margin decreased to 59.9% from 60.4% in the same period of 2015 primarily due to the impact of foreign currency fluctuations on our international operations. In the third quarter of 2016, operating expenses increased to $34,739, or 56.2% of net sales, compared to $32,422, or 57.5% of net sales, in the third quarter of last year primarily due to the net increase of new store openings. The decrease as a percentage of net sales reflects leverage on increased sales. Income from operations for the Retail segment increased to $2,282 in the third quarter of this year compared to income of $1,666 in the same period of last year.

First Cost Segment:
The First Cost segment, which includes net commission income and fees, decreased to $2,424 for the third quarter of 2016 compared to $3,479 for the comparable period of 2015 due to a reduction in business with certain private label footwear customers.

Licensing Segment:
Net licensing income slightly decreased to $2,934 for the third quarter of 2016 compared to $3,164 for the comparable period of 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Consolidated:
Net sales for the nine months ended September 30, 2016 increased 0.2% to $1,063,143 compared to $1,060,989 in the same period of last year. Gross margin increased to 36.8% from 35.5% due to a sales mix shift between the branded and private label businesses and decreased markdown allowance and closeout activity in the Wholesale Footwear segment. Operating expenses increased for the first nine months of 2016 to $272,574 from $253,991 for the first nine months of 2015. Operating expense in the nine months ended September 30, 2015 included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses for the first nine months of 2015 were $257,039. Excluding the aforementioned benefit, the increase in operating expenses versus the prior year period is due to the impact of new retail store locations, advertising and promotions, employee-related expenses and legal items. Operating expenses as a percentage of sales were 25.6% for the first nine months of 2016 compared to 23.9% for the first nine months of 2015 due to the impact of changes in the Wholesale and Retail segments sales mix and increases in operating expenses due to the impact of new retail store locations, advertising and promotions, bonus accruals and costs associated with our new joint venture in Europe. Commission and licensing fee income for the first nine months of 2016 decreased to $10,355 compared to $13,689 achieved in the comparable period of 2015. Net income attributable to Steven Madden, Ltd. for the first nine months of 2016 increased to $92,163 compared to net income for the first nine months of 2015 of $87,215. Net income attributable to Steven Madden, Ltd. for the first nine months of 2015 included the $3,048 pre-tax benefit related to the closure of our 5th Avenue, New York store location. as well as a pre-tax charge of $3,045 related to the partial impairment of our Wild Pair trademark. Additionally, net income attributable to Steven Madden, Ltd. for the first nine months of 2016 included a tax benefit of $3,846 related to the adoption of ASU 2016-09 (see Note R to the Condensed Consolidated Financial Statements contained in this Quarterly Report).

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $692,505, or 65.1%, and $698,380, or 65.8%, of our total net sales for the first nine months of 2016 and 2015, respectively. The decrease was driven by decreases in the Madden Girl brand, and our international distributors and private label businesses, partially offset by increases in our Dolce Vita and Steve Madden Women's brands.

Gross profit margin in the Wholesale Footwear segment was 32.0% for the first nine months of 2016 compared to 30.2% for the first nine months of 2015, the increase primarily resulting from decreased markdown allowance and closeout activity. Operating expenses increased to $138,196 in the first nine months of 2016 from $126,660 in the same period of last year. As a percentage of net sales, operating expenses increased to 20.0% in the first nine months of 2016 compared to 18.1% in the same period of 2015 primarily due to increases in advertising and promotions, bonus accruals and costs associated with our new joint venture in Europe coupled with an unfavorable impact from charges related to an increase in contingent liabilities related to the Dolce Vita acquisition.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $192,769, or 18.1%, and $201,558, or 19.0%, of total net sales for the Company for the first nine months of 2016 and 2015, respectively. The decrease in net sales is attributable to a decline in our branded handbag business.

Gross profit margin in the Wholesale Accessories segment decreased to 33.2% in the first nine months of 2016 from 34.0% in the same period in 2015, primarily due to softness in the branded handbag category and an increase in sales mix to lower margin private label customers. In the first nine months of 2016, operating expenses decreased to $32,319 compared to $36,622 in the same period of last year. As a percentage of net sales, operating expenses decreased to 16.8% in the first nine months of 2016 compared to 18.2% in the same period of 2015 primarily due to the impact of the quarter-over-quarter benefit received for the reversal of contingent liabilities in the third quarter of 2016 and 2015. Income from operations for the Wholesale Accessories segment slightly decreased 0.2% to $31,745 for the first nine months of 2016 compared to $31,814 for the same period of last year.

Retail Segment:
In the first nine months of 2016, net sales from the Retail segment accounted for $177,869, or 16.7%, of our total net sales compared to $161,051, or 15.2%, of our total net sales in the same period last year, which represents a $16,818, or 10.4%, increase. The increase in net sales reflects the net addition of 21 retail stores since the third quarter of 2015, as well as a 5.5% increase in comparable store sales, which was driven by strong fashion footwear trends, stronger product assortment and improvement in conversion rate. We added 23 new stores and closed two stores during the twelve months ended September 30, 2016. As a result, we had 186 retail stores as of September 30, 2016 compared to 165 stores as of September 30, 2015. The 186 stores currently in operation include 127 Steve Madden® stores, 51 Steve Madden® outlet stores, two Steven® stores, one Superga® store, one multi-branded SHOO store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first nine months of 2016 and 2015) increased 5.5% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the first nine months of 2016, gross margin decreased slightly to 59.8% from 60.2% in the same period of 2015. In the first nine months of 2016, operating expenses increased to $102,059, or 57.4% of net sales, compared to $90,709, or 56.3% of net sales, in the first nine months of 2015. Operating expenses in the nine months ended September 30, 2015 included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses in the nine months ended September 30, 2015 were $93,757, or 58.2% of net sales. Excluding the aforementioned benefit, the increase in operating expenses in the first nine months of 2016 versus the prior year period is the result of the impact of new retail store locations and the decrease in operating expenses as a percentage of net sales reflects leverage on sales driven by same store sales growth. Income from operations for the Retail segment was $4,304 in the first nine months of 2016 compared to $6,242 in the same period of last year.

First Cost Segment:
The First Cost segment which includes net commission income and fees decreased to $3,929 for the first nine months of 2016 compared to $6,192 for the comparable period of 2015 due to a reduction in business with certain private label footwear customers.

Licensing Segment:
Net licensing income decreased to $6,426 for the first nine months of 2016 compared to $7,497 for the comparable period of 2015 primarily driven by the discontinuation of the Steve Madden eyewear licenses.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Our primary source of liquidity is cash flows generated from our operations. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements and retail store expansion and remodeling.
Cash, cash equivalents and short-term investments totaled $93,024 and $104,838 at September 30, 2016 and December 31, 2015, respectively. Of the total cash, cash equivalents and short-term investments at September 30, 2016, $68,977, or approximately 74%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2015, $73,640, or approximately 70%, was held in our foreign subsidiaries. To date, deferred taxes have been estimated and accrued for foreign subsidiary earnings that have not been determined to be indefinitely reinvested. As of September 30, 2016, the cumulative total amount of earnings considered to be indefinitely reinvested of our foreign subsidiaries was $85,147. If such amounts were not indefinitely reinvested, the Company would incur approximately $17,531 in cumulative taxes that were not previously provided for. Management believes that our existing domestic and international cash, cash equivalents, short-term investments and cash flows from operations, which are not considered to be indefinitely reinvested, continue to be sufficient to fund our operating activities. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings of $85,147 as of September 30, 2016, that were considered to be indefinitely reinvested and we do not believe there are any material implications or restrictions on our liquidity as a result of having a significant portion of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.
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
As of September 30, 2016, we had working capital of $322,484, cash and cash equivalents of $62,723 and investments in marketable securities of $120,737.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $73,470 for the nine months of 2016 compared to cash provided by operations of $50,148 in the same period of last year. The primary sources of cash were net income of $92,441, as well as an increase in accounts payable and accrued expenses and decreases in prepaid expenses, prepaid taxes, deposits and other assets. These cash sources were partially offset by uses of cash related to increases in factor accounts receivable and inventories.
INVESTING ACTIVITIES
 ($ in thousands)

During the nine months ended September 30, 2016, we invested $24,089 in marketable securities and received $26,825 from the maturities and sales of marketable securities. We also made capital expenditures of $12,908, principally for improvements to existing stores, systems enhancements, new stores and leasehold improvements to office space. Lastly, we received $249 from the repayment of the note receivable from the seller of SM Canada (see Note D to the Condensed Consolidated Financial Statements contained in this Quarterly Report).

FINANCING ACTIVITIES
($ in thousands)
During the nine months ended September 30, 2016, net cash used for financing activities was $73,238, which consisted of the repurchase of shares of common stock for an aggregate purchase price of approximately $66,394 (see Note J to the Condensed Consolidated Financial Statements contained in this Quarterly Report) and payment of contingent liabilities of $8,048, partially offset by proceeds from the exercise of stock options of $4,869. Additionally, we paid $3,665 to acquire the minority interest in our Mad Love joint venture (see Note M to the Condensed Consolidated Financial Statements contained in this Quarterly Report).

CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of September 30, 2016 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	2020 and after
Operating lease obligations	$244,147	$10,338	$74,903	$65,165	$93,741
Purchase obligations	269,805	251,056	18,749	—	—
Contingent payment liabilities	16,682	8,733	7,949	—	—
Other long-term liabilities (future minimum royalty payments)	7,010	500	2,510	2,000	2,000
Total	$537,644	$270,627	$104,111	$67,165	$95,741
At September 30, 2016, we had no open letters of credit.
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
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $771 in the remainder of 2016, $1,506 in 2017 and $900 in 2018. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, "SM Canada") on February 21, 2012, we are subject to potential earn-out payments to the seller of SM Canada based on the annual performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. We made the fourth earn-out payment of $2,798, based on the performance of SM Canada during the twelve-month period ended on March 31, 2016, to the seller of SM Canada during the second quarter of 2016. In connection with our acquisition of Cejon Inc, Cejon Accessories, Inc. and New East Designs, LLC (collectively "Cejon") on May 25, 2011, we are subject to potential earn-out payments to the seller of Cejon based on the annual performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The final earn-out payment of $1,767 was made to the seller of Cejon in the third quarter of 2016. In connection with our acquisition of Dolce Vita Holdings, Inc. ("Dolce Vita") on August 13, 2014, we are subject to potential earn-out payments to the sellers of Dolce Vita based on the performance of Dolce Vita in each of the twelve month periods ending on September 30, 2015 and 2016 equal to 50% of Dolce Vita’s EBITDA in each such year;

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
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended September 30, 2016. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
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
Valuation of intangible assets and goodwill. Accounting Standards Codification (“ASC”) Topic 350, “Intangible – Goodwill and Other”, requires that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”).
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
In accordance with ASC Topic 360, long-lived assets, such as property, equipment, leasehold improvements and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.
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
Contingent payment liabilities. Since February 2012, the Company has completed five acquisitions, three of which continue to require the Company to potentially make earn-out payments to the sellers of the acquired businesses based on the future financial performance of the acquired businesses over a period of one or two years, as applicable. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of the acquired businesses. Failure to correctly project the financial results of the acquired businesses could materially impact our results of operations and financial position.

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
As of September 30, 2016, we held marketable securities valued at $120,737, which consist primarily of certificates of deposit and corporate bonds. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note O to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of September 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended September 30, 2016, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note J to the Condensed Consolidated Financial Statements. During the three months ended September 30, 2016, there were no sales by the Company of unregistered shares of the Company's common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2016 - 7/31/2016	—	$—	—	$159,372
8/1/2016 - 8/31/2016	90,112	$34.32	90,112	$156,280
9/1/2016 - 9/30/2016	644,369	$34.38	644,369	$134,126
Total	734,481	$34.37	734,481	$134,126

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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

DATE: November 9, 2016

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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