Form 10-K
period 2016-12-31
STEVEN MADDEN, LTD.
filed 2017-02-28
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes  ☐   No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was $2,074,695,648 (based on the closing sale price of the registrant's common stock on that date as reported on The NASDAQ Global Select Market).
The number of outstanding shares of the registrant's common stock as of February 27, 2017 was 59,882,884 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 2017 ANNUAL MEETING OF STOCKHOLDERS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” (as that term is defined in the federal securities laws), which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with regard to future revenue, projected 2017 results, earnings, spending, margins, cash flow, customer orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives and other future events. More generally, forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K.
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

PART I
ITEM 1     BUSINESS
($ in thousands, except share and per share data)
Overview

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”, "we", "our", "us", as applicable) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags and accessories. We also license some of our trademarks for use in connection with the manufacture, marketing and sale of various products by third party licensees. Our products are marketed through our retail stores and our e-commerce websites within the United States, Canada, Mexico and South Africa, as well as better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants and catalog retailers throughout the United States, Canada, Mexico, certain European nations, including Albania, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Latvia, Lithuania, Luxembourg, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden and Switzerland, and Tunisia. In addition, we have special distribution arrangements for the marketing of our products in Asia, Australia, Europe (excluding the aforementioned European nations), India, the Middle East, South and Central America and New Zealand. We offer a broad range of updated styles designed to establish or complement and capitalize on market trends. We have established a reputation for design creativity and our ability to offer quality products in popular styles at affordable prices, delivered in an efficient manner and time frame.
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
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and information with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports, any amendments to such reports, and our proxy statements for our stockholders' meetings are available free of charge, on the "Investor Relations" section of our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We will provide paper copies of such filings free of charge upon request. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the SEC's Public Reference Room is available by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding us, which is available at http://www.sec.gov.
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

Net sales for 2016 decreased 0.4% to $1,399,551 from $1,405,239 in 2015. Net income attributable to Steven Madden, Ltd. increased 7.1% to $120,911 in 2016 compared to $112,938 in 2015. Diluted earnings per share in 2016 increased to $2.03 per share on 59,556,000 diluted weighted average shares outstanding compared to $1.85 per share on 61,142,000 diluted weighted average shares outstanding in the prior year.

Product Distribution Segments

Our business is comprised of five distinct segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing.
Our Wholesale Footwear segment is comprised of the following brands: Steve Madden Women's®, Madden Girl®, Steve Madden Men's®, Madden®, Dolce Vita®, DV by Dolce Vita®, Mad Love®, Steven by Steve Madden®, Report®, Superga® (under license), Betsey Johnson®, Betseyville®, Steve Madden Kids®, FREEBIRD by Steven®, Stevies®, B Brian Atwood®, Blondo®, Madden NYC and includes our International business and certain private label footwear business. Our Wholesale Accessories segment includes Big Buddha®, Madden NYC, Betsey Johnson®, Steve Madden®, Steven by Steve Madden®, Madden Girl®, Cejon®, B Brian Atwood® and Luv Betsey® accessories brands and includes our International business and certain private label accessories business. These trademarks are registered trademarks owned by us with the exception of Superga®, which is licensed to us by a third party. Steven Madden Retail, Inc., our wholly-owned retail subsidiary, operates Steve Madden, Steven and Superga retail stores along with one multi-branded SHOO by Steve Madden store offering a variety of the Company's brands, domestically and internationally, as well as Steve Madden, Superga, Betsey Johnson and Dolce Vita e-commerce websites. The First Cost segment represents activities of a subsidiary that earns commissions for serving as a buying agent for footwear products under private labels for many of the country's large mass-market merchandisers, shoe chains and other value priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. We license the Stevies® trademark for use in connection with the manufacture, marketing and sale of outerwear exclusively to Target. In addition, we license our Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas, and household goods. We also license our Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel.

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
Madden. The Madden® brand is a denim friendly collection of footwear designed to meet the ever evolving needs of the trend conscious male consumer, ages 13 to 35 years old. Madden products range from $45 to $90 and are sold to national specialty stores, better department stores, mid-tier department stores, online retailers and independent specialty stores.
Steven. We design, source and market women's fashion footwear under the Steven® trademark through major department stores, better footwear specialty stores and shopping networks throughout the United States as well as in our retail stores. Priced a tier above the Steve Madden brand, Steven products are designed to appeal principally to fashion conscious women, ages 25 to 45, who shop at department stores, footwear boutiques and shopping networks.
Stevies and Steve Madden Kids. Our Stevies® and Steve Madden Kids® brands are designed, sourced and marketed to appeal to young girls, ages 6 to 12. Our Stevies® brand is sold exclusively to Target, while our Steve Madden Kids® brand is distributed to department stores, specialty stores, online retailers and independent boutiques throughout the United States.
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
Report. The Report® brand was acquired in our May 2011 acquisition of Topline Corporation ("Topline") and its subsidiaries. The Report® brand is a junior women's footwear brand with price points ranging from $20 to $150. We design, manufacture, market and sell our Report branded products to major department stores, mid-tier department stores and independently-owned boutiques throughout the United States.
Mad Love. The Mad Love® brand is an exclusive beach-to-the-street life style brand created to appeal to women with a young attitude and active life style and marketed exclusively to Target.

Dolce Vita. In August 2014, the Company acquired the Dolce Vita® and DV® brands and other intellectual property assets in the acquisition of Dolce Vita Holdings, Inc. Dolce Vita® is a contemporary women's footwear brand with price points ranging from $120 to $350. Our Dolce Vita® brand products are distributed through major department stores, mid-tier department stores and independently-owned boutiques throughout the United States. The DV® brand has price points ranging from $20 to $75 and is currently distributed exclusively at Target.

Brian Atwood. In March 2014, the Company acquired the Brian Atwood® designer brand and the B Brian Atwood® contemporary brand from Brian Atwood IP Company LLC. Founded in 2011, Brian Atwood is known for luxury shoes manufactured in Italy. We design, manufacture, market and sell our Brian Atwood branded products primarily to major department stores throughout the United States.

Blondo. In January 2015, the Company acquired the intellectual property and related assets of Blondo, a fashion-oriented footwear brand specializing in waterproof leather boots, booties, shoes and sneakers. Founded over 100 years ago, Blondo products are sold to wholesale customers, including better department stores and specialty boutiques in both the United States and Canada.

International Division. The International division, utilizing the brands discussed above, markets products to better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants and catalog retailers throughout the United States, Canada, Mexico, certain European nations, including Albania, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary,

Ireland, Kosovo, Latvia, Lithuania, Luxembourg, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden and Switzerland, and Tunisia. In addition, the International division works through special distribution arrangements for the marketing and sales of our products in Asia, Australia, Europe (excluding the aforementioned nations), India, the Middle East, South and Central America and New Zealand.

Private label business. We design, source and market private label footwear primarily to mid-tier chains and mass market merchants. In addition, we design, source and market footwear for third party brands, such as Material Girl® and Candies®.

Wholesale Accessories Segment
Our Wholesale Accessories segment designs, sources and markets name brands (including our Steve Madden®, Steven by Steve Madden®, Madden Girl®, Betsey Johnson®, Madden NYC, Big Buddha®, B Brian Atwood® and Luv Betsey® brands) and private label fashion handbags and accessories to department stores, mass merchants, value priced retailers, online retailers and specialty stores throughout the United States, Canada, Mexico and our International distributor network. In addition, we market and sell cold weather accessories, fashion scarves, wraps and other trend accessories primarily under our Cejon®, Steve Madden®, Betsey Johnson® and Big Buddha® brand names and private labels to department stores and specialty stores.

Retail Segment

As of December 31, 2016, we owned and operated 189 retail stores including 129 Steve Madden full price stores, 52 Steve Madden outlet stores, two Steven stores, one Superga store, one SHOO by Steve Madden store offering a variety of the Company's brands and four e-commerce websites (Steve Madden, Superga, Betsey Johnson and Dolce Vita). In 2016, we opened nine new full price stores, twelve new outlet stores and closed one full price store in the United States. Steve Madden stores are located in major shopping malls and in urban street locations across the United States, Canada, Mexico and South Africa. Comparative store sales (sales of those stores, including the e-commerce websites, that were open for all of 2016 and 2015) increased 4% in fiscal year 2016 from the prior year. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base.
We anticipate that the Retail segment can enhance the Company's overall sales and profitability while increasing recognition for our brands. Additionally, our retail stores enable us to evaluate the appeal of new products and designs to our customers and respond accordingly, which, in turn, strengthens the product development efforts of our two Wholesale segments. We expect to open seven to eight new retail stores and close one location in 2017.

First Cost Segment

The First Cost segment earns commissions for serving as a buying agent for footwear products under private labels for many of the large mass-market merchandisers, shoe chains and other mid-tier retailers. As a buying agent, we utilize our expertise and our relationships with shoe manufacturers to facilitate the production of private label shoes to customer specifications. We believe that operating in the private label, mass merchandising market provides us additional non-branded sales opportunities and leverages our overall sourcing and design capabilities. Our First Cost segment earns commissions serving as a buying agent for the procurement of women's, men's and children's footwear for large retailers, including Kohl's, Sears and K-Mart. In addition, by leveraging the strength of our Steve Madden brands and product designs, we have been able to partially recover our design, product and development costs from our suppliers.

Licensing Segment

We license our Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. We license the Stevies® trademark for use in connection with the manufacture, marketing and sale of outerwear exclusively to Target. In addition, the Company licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas, and household goods. We also license the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's apparel. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.

See Note O to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information relating to our five operating segments.

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

Product Sourcing and Distribution

We source each of our product lines separately based on the individual design, style and quality specifications of the products in such product lines. We do not own or operate manufacturing facilities; rather, we use agents and our own sourcing office to source our products from independently-owned manufacturers in China, Mexico, Brazil, India, Indonesia, Vietnam and Italy. We have established relationships with a number of manufacturers and agents in each of these countries. We have not entered into any long-term manufacturing or supply contracts. We believe that a sufficient number of alternative sources exist for the manufacture of our products.

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

Our products are manufactured overseas and a majority of our products filling domestic orders are shipped via ocean freight carriers to ports in California, New Jersey and Texas with the greatest reliance on the California ports. To a lesser extent we rely on air and ground freight carriers for the shipping of products. Once our products arrive in the U.S., we distribute them mainly from four third-party distribution centers, two located in California, one located in Texas and one located in New Jersey. Our products are also distributed through two Company-operated distribution centers located in New Jersey and Canada. By utilizing distribution facilities specializing in distribution fulfillment to effect distribution to certain wholesale accounts, Steve Madden retail stores and Internet customers, we believe that our customers are served more promptly and efficiently. For our international markets, products for our businesses in Canada and Mexico are shipped to ports in the respective countries, and products for our overseas distributors are shipped to freight forwarders primarily in China where the distributor arranges for subsequent shipment.

Customers

Our wholesale customers consist principally of better department stores, major department stores, mid-tier department stores, national chains, mass merchants, value priced retailers, specialty stores, online retailers and catalog retailers. These customers include Target Corporation, Nordstrom, Inc., Macy's, Inc., The TJX Companies, Inc., Ross Stores, Inc., DSW, Inc., Wal-Mart Stores, Inc., Payless ShoeSource, Inc., Burlington Stores, Inc. and Dillard's, Inc. For the year ended December 31, 2016, Target Corporation represented 12.0% of net sales and 16.9% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total net sales or 10% of total accounts receivable.

Distribution Channels
United States, Canada, Mexico, Europe and South Africa

We sell our products principally through department stores, specialty stores, online retailers, luxury retailers, national chains and mass merchants in the United States, Canada, Mexico, certain European nations including Albania, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Latvia, Lithuania, Luxembourg, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden and Switzerland, and Tunisia. In addition, we sell our products in our Company-owned retail stores in the United States, Canada, Mexico and South Africa and on our e-commerce websites. For the year ended December 31, 2016, our Retail segment and our two Wholesale segments generated net sales of approximately $262,756 and $1,136,795, or 19% and 81% of our total net sales, respectively. Each of these distribution channels is described below.
Steve Madden, Steve Madden Outlet, Steven and Superga Retail Stores. As of December 31, 2016, we operated 129 Steve Madden full price stores within the United States, Canada, Mexico and South Africa. We also operated 52 Steve Madden outlet stores, two Steven stores, one Superga store and one SHOO by Steve Madden store within the United States. Our SHOO by Steve Madden store offers a variety of the Company's brands. The Company also operated four e-commerce websites (Steve Madden, Superga, Betsey Johnson and Dolce Vita). We believe that our retail stores will continue to enhance overall sales, profitability, and our ability to react swiftly to changing consumer trends. Our stores also serve as a marketing tool that allows us to strengthen brand recognition and to showcase selected items from our full line of branded and licensed products. Furthermore, our retail stores provide us with venues through which to test and introduce new products, designs and merchandising strategies. We often test new designs at our Steve Madden retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, we have been able to leverage sales information gathered at Steve Madden retail stores to assist our wholesale customers in order placement and inventory management.
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
Department Stores. We currently sell to over 2,500 doors of 17 department stores throughout the United States, Canada, Mexico and certain European nations. Our major accounts include Macy's, Inc., Nordstrom, Inc., Dillard's, Inc., Belk, Inc. and Lord & Taylor.
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
In addition to merchandising support, our key account executives maintain weekly communications with their respective accounts to guide them in placing orders and to assist them in managing inventory, assortment and retail sales. We leverage our sell-through data gathered at our retail stores to assist department stores in allocating their open-to-buy dollars to the most popular styles in the product line and phasing out styles with weaker sell-through, which, in turn, reduces markdown exposure at season's end.
National chains and mass merchants. We currently sell to national chains and mass merchants throughout the United States, Canada, Mexico and certain European nations. Our major accounts include Target Corporation, Wal-Mart Stores, Inc., Kohl's Corporation, and The J.C. Penney Company.
Specialty Stores/Catalog Sales. We currently sell to specialty store locations throughout the United States, Canada, Mexico and certain European nations. Our major specialty store accounts include DSW, Inc., Famous Footwear, Journeys and Payless ShoeSource, Inc. We offer our specialty store accounts the same merchandising, sell-through and inventory tracking support offered to our department store accounts. Sales of our products are also made through various catalogs, such as Bloomingdale's and Victoria's Secret.

Off-Price. We currently sell to off-price retailers throughout the United States, Canada, Mexico and certain European nations. Our major accounts include The TJX Companies, Inc., Ross Stores, Inc. and Burlington Stores, Inc.
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

International Distributors

In addition to the countries and territories mentioned above, our products are available in many other countries and territories worldwide via retail selling and distribution agreements. Under the terms of these agreements, the distributors and retailers purchase product from the Company and are generally required to open a minimum number of stores each year and to pay a fee for each pair of footwear purchased and an additional sales royalty as a percentage of sales or a predetermined amount per unit of sale. Most of the distributors are required to purchase a minimum number of our products within specified periods. The agreements currently in place expire on various dates through February 14, 2031 and include automatic renewals at the distributors' option provided certain conditions are met. These agreements are exclusive in their specific territories, which include Asia, Australia, Europe, India, the Middle East, South and Central America and New Zealand.

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

Marketing and Sales

We have focused on creating an integrated brand building program to establish Steve Madden as a leading designer of fashion footwear for style-conscious young women and men. Principal marketing activities include social media and digital marketing efforts, public relations including product and brand placements in life style and fashion magazines and digital outlets, as well as personal appearances by our founder and Creative and Design Chief, Steve Madden, and in-store promotions.  We continue to promote our e-commerce websites where customers can purchase Steve Madden Women's, Steven, Madden Men's, FREEBIRD by Steven, Superga, Betsey Johnson and Dolce Vita, as well as selected styles of Madden Girl, footwear and accessory products, as well as view exclusive content, participate in contests and “live chat” with customer service representatives. We also connect with our customers through social media forums including Twitter, Facebook and Instagram.

Management Information Systems (MIS) Operations

Sophisticated information systems are essential to our ability to maintain our competitive position and to support continued growth. Our wholesale information system is an Enterprise Resource Planning (“ERP”) system. This integrated system supports our wholesale business in the areas of finance and accounting, manufacturing-sourcing, purchase order management, customer order management and inventory control. We completed the implementation of this new ERP system for our wholesale business in 2014. We completed the implementation of such ERP system in three of our acquired businesses in 2015 and in two of our acquired businesses in 2016. We are currently in the process of implementing the ERP system for one of our U.S.-based wholesale businesses and our Asia first-cost and sourcing operations. In 2014 we completed the implementation of a new warehouse management system that is utilized by our third-party logistics providers. During 2015 we implemented this warehouse management system in a company-owned warehouse. This warehouse management system interfaces with our ERP system. We continue to implement our business-to-consumer e-commerce software platform for more recently acquired businesses and brands. We are also currently implementing a point of sale system for our retail stores that is integrated with a retail inventory management/store replenishment system.  Complimenting all of these systems are ancillary systems and third-party information processing services, including, among others, supply chain, business intelligence/data warehouse, Electronic Data Interchange, credit card processing and payroll. We undertake updates of all of these management information systems on a periodic basis in order to ensure that our functionality is continuously improved.
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

Steve Madden®	Report®
Steven by Steve Madden®	Report Signature®
Steven®	R Design®
Madden Girl®	Brian Atwood®
Stevies®	B Brian Atwood®
Big Buddha®	Dolce Vita®
Betseyville®	DV BY DOLCE VITA®
Betsey Johnson®	DV®
LUV BETSEY plus Kiss Design®	Wild Pair®
LUV BETSEY by Betsey Johnson Design®	MadLove®
Blondo®	Betsey Johnson plus Kiss Logo®
Steve Madden plus Design®	Report Seattle®
Blondo Waterproof plus Heart Design®	R2®
SM New York®	Topline®
SM New York plus Design®	Dolcetta®
Madden Girl by Steve Madden®	DV8®
Steve Madden plus Heart Logo®	JD FISK®
Stevies plus Design®	B Blondo plus Design®
Big Buddha plus Design®	Studio B®
Big Buddha love big. Live Buddha plus Design®	Studio Blondo®
Betsey Johnson Too Too®	Blue By Betsey Johnson®

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

Trademark Licensing
Our strategy for the continued growth of the Company's business includes expanding the Company's presence beyond footwear and accessories through the selective licensing of our brands. As of December 31, 2016, we license our Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. We license the Stevies® trademark for use in connection with the manufacture, marketing and sale of outerwear exclusively to Target. In addition, the Company licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas, and household goods. We also license the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.
In addition to the licensing of our trademarks, we also license the trademarks of third parties for use in connection with certain of our product lines. Through a license agreement with Basic Properties America Inc. and BasicNet S.p.A we have the right to use the Superga® trademark in connection with the marketing and sale of footwear through December 31, 2022. This licensing agreement requires us to make royalty and advertising payments to the licensor equal to a percentage of our net sales or a minimum royalty and advertising payment in the event that specified net sales targets are not achieved. See Notes A and N to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional disclosure regarding these licensing arrangements.

Employees

On February 1, 2017, we employed approximately 3,925 employees, of whom approximately 2,419 work on a full-time basis and approximately 1,506 work on a part-time basis. Most of our part-time employees work in the Retail segment. Approximately 2,652 of our employees are located in the United States, approximately 704 employees are located in Hong Kong and China, approximately 356 employees are located in Canada, approximately 144 employees are located in Mexico, approximately 60 employees are located in South Africa and approximately 9 employees are located in Europe. None of our employees are represented by a union. Our management considers relations with our employees to be good. The Company has never experienced a material interruption of its operations due to a labor dispute.

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

Backlog

We had unfilled wholesale customer orders of approximately $337,000 and $295,000, as of February 1, 2017 and 2016, respectively. Our backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of our core products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

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
A Rapidly Changing Retail Industry. In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. Also, online retail shopping is rapidly evolving, and we expect competition in the e-commerce market will intensify. As a greater portion of consumer expenditures with retailers occurs online and through mobile commerce applications, our brick-and-mortar retail customers who fail to successfully integrate their physical retail stores and digital retail may experience financial difficulties, including store closures, bankruptcies or liquidations. This could, in turn, substantially increase our credit risk and have a material adverse effect on our results of operations, financial condition and cash flows. Our future success will be determined, in part, on our ability to identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies that will better service our customers. If we fail to compete successfully, our businesses, market share, results of operations and financial condition will be materially and adversely affected. While such changes in the retail industry to date have not had a material adverse effect on our business or financial condition, results of operations and liquidity, there can be no assurance as to the future effect of any such changes.
Economic Uncertainty. Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products. We believe that declining consumer confidence accompanied with the tightening of credit standards, higher energy and food prices and unemployment rates and a decrease in consumers' disposable income has negatively impacted the level of consumer spending for discretionary items during the years ended December 31, 2016, 2015 and 2014. A continued weak economic environment could have a negative effect on the Company's sales and results of operations during the year ending December 31, 2017 and thereafter.

Legal, Regulatory and Political Risks of a Global Economy. Our business is subject to risks associated with our operations in international markets, including the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption. Regulatory changes could limit the countries in which we sell or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption and other economic or political uncertainties could interrupt and negatively affect our business operations. All of these factors could result in increased costs or decreased revenues and could materially and adversely affect our product sales, financial condition and results of operations.
Recently, the leaders of our federal government have increasingly focused on efforts to discourage U.S. corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through the possibility of imposing tariffs or penalties on goods manufactured outside the United States to attempt to discourage these practices. It has also been suggested that the United States may materially modify or withdraw from some of its existing trade agreements. Any of these actions, if ultimately enacted, could necessitate changes in the way we conduct business that could adversely affect our results of operations or profitability.
We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits the payment of bribes to foreign officials to assist in obtaining or retaining business. We are also subject to anti-corruption laws of the foreign countries in which we operate. While we have implemented policies and procedures that are designed to promote compliance with such laws, our employees, contractors and agents may take actions that violate our policies and procedures. Any such violation could result in sanctions or other penalties against the Company and have an adverse effect on our business, reputation and operating results.
In June 2016, voters in the United Kingdom approved an advisory referendum, commonly referred to as “Brexit”, to withdraw from the European Union. Brexit has created political and economic uncertainty, particularly in the United Kingdom and the European Union, that may endure for years. The withdrawal of the United Kingdom from the European Union could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and increase legal and regulatory complexities, all of which could lead to higher costs of conducting business in Europe. Brexit could also encourage similar referendums in other European countries in which we do business. The terms of the United Kingdom's withdrawal from the European Union are uncertain. Its consequences could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products. All of these factors could materially adversely affect our business, results of operations, and financial condition.

Risks Related to Our Business
Dependence on Key Personnel. The growth and success of our Company since its inception more than a quarter century ago is attributable, to a significant degree, to the talents, skills and efforts of our founder and Creative and Design Chief, Steven Madden. An extended or permanent loss of the services of Mr. Madden could severely disrupt our business and have a material adverse effect on the Company. In addition to Mr. Madden, the Company depends on the contributions of the members of our senior management team. Our senior executives have substantial experience and expertise in our business and industry and have made significant contributions to our growth and success as well. Competition for executive talent in the apparel, footwear and accessories industries is intense. While our employment agreements with Mr. Madden and most of our senior executives include a non-compete provision in the event of the termination of employment, the non-compete periods are of limited duration. While we believe we have depth within our senior management team, if we lose the services of our Creative and Design Chief or any of our senior executives, and especially if any of these individuals joins a competitor or forms a competing company, our business and financial performance could be seriously harmed. A loss of the skills, industry knowledge, contacts and expertise of our Creative and Design Chief or any of our senior executives could cause a setback to our operating plan and strategy.
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

Risks Associated with Extending Credit to Customers. We sell our products primarily to retail stores across the United States and extend credit based on an evaluation of each customer's financial condition, usually without collateral. Various retailers, including some of our customers, have experienced financial difficulties as a result of the financial crisis that began in 2008, which has increased the risk of extending credit to such retailers. However, our losses due to bad debts have been limited. Pursuant to the terms of our collection agency agreement, our factor, Rosenthal & Rosenthal, Inc., currently assumes the credit risk related to approximately 72% of our trade accounts receivable. In addition, we have letters of credit for approximately 6% of our trade accounts receivable. Still, if any of our customers experience a shortage of liquidity, the risk that the customer's outstanding payables to us would not be paid could cause us to curtail business with the customer or require us to assume more credit risk relating to the customer's account payable.
Risks Associated with Expansion of Retail Business. Our continued growth depends to a significant degree on whether we are successful in further developing and marketing our brands, and creating new brands, product categories and businesses that are appealing to our customers. The operation of company-owned Steve Madden, Steven and Superga stores and outlets is a significant part of our growth strategy. During the year ended December 31, 2016, we opened nine new full price stores, twelve new outlet stores and closed one full price store in the United States. We have plans to open 6 to 10 new retail stores in 2017. Our future expansion plan includes the opening of stores in new geographic markets as well as strengthening existing markets. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by us in our existing markets. There can be no assurance that we will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. Our retail expansion is dependent on the performance of our wholesale and retail operations, generally, as well as on a number of other factors, including our ability to:

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

Disruption of Information Technology Systems and Websites. We are heavily dependent upon our information technology systems to record and process transactions and manage and operate all aspects of our business ranging from product design and testing, production, forecasting, ordering, transportation, sales and distribution, invoicing and accounts receivable management, quick response replenishment, point of sale support and financial management reporting functions.  In addition, we have e-commerce and other Internet websites.  Given the nature of our business and the significant number of transactions that we engage in on an annual basis, it is essential that we maintain constant operation of our information technology systems and websites and that these systems and our websites operate effectively.  We depend on our in-house information technology employees and third-parties including “cloud” service providers to maintain and periodically update and/or upgrade these systems and our websites to support the growth of our business.  Despite our preventative efforts, our information technology systems and websites may be vulnerable from time to time to damage or interruption from events such as difficulties in replacing or integrating new systems or the systems of acquired businesses, computer viruses, security breaches and power outages.  Cybersecurity attacks are becoming increasingly sophisticated and run the gamut from malicious software and ransomware to electronic security breaches to corruption of data and beyond.  We are continually evaluating, improving and upgrading our information technology systems and websites in an effort to address these concerns.  Any such problems or interruptions could result in loss of valuable business data, our customers' or employees' personal information, disruption of our operations and other adverse impacts to our business and require significant expenditures by us to remediate any such failure, problem or breach.  In addition, we must comply with increasingly complex regulatory standards enacted to protect business and personal data and an inability to maintain compliance with these regulatory standards could subject us to legal risks and penalties.
We maintain $25 million of network-security insurance coverage, above a $250,000 deductible. This coverage and certain other insurance coverage may reduce our exposure to electronic data theft and sabotage.
Breach of Customer Privacy. A routine part of our business includes the gathering, processing and retention of sensitive and confidential information pertaining to our customers, employees and others. While we believe that our information security and information technology systems and websites allow for the secure storage and transmission of private information regarding our customers and others, including credit card information and personal identification information, we may not have the resources or technical sophistication to anticipate or prevent the rapidly-evolving and complex cyber-attacks being unleashed by increasingly sophisticated hackers and data thieves. As a result, our facilities and information technology systems, as well as those of our third party service providers, may be vulnerable to cyber-attacks and breaches, acts of vandalism, ransomware, software viruses and other similar types of malicious activities. Any actual or threatened cyber-attack may cause us to incur costs, including costs related to the hiring of additional computer experts, business interruption, engaging third party cyber security consultants and upgrading our information security technologies. We also may be vulnerable to data and security breaches by us or by persons with whom we have commercial relationships resulting from misplaced or lost data, programming or human error, or other similar events. Any compromise or breach of our information technology systems that results in the misappropriation, loss or other unauthorized disclosure of a customer's or other person’s confidential or proprietary information, whether by the Company or a third party service provider, could result in a loss of confidence and severely damage our reputation and relationship with our customers and others who entrust us with sensitive information, violate applicable privacy and other laws and adversely affect our business, as well as expose the Company to the risk of litigation and significant potential liability.
Foreign Sourcing and Manufacturing. Virtually all of our products are purchased through arrangements with a number of foreign manufacturers, primarily from China, Mexico, India, Brazil, Indonesia, Italy and Vietnam. During 2016, approximately 87% of our total purchases were from China. Risks inherent in foreign operations including work stoppages, transportation delays and interruptions, social unrest and political upheaval and changes in economic conditions, can result in the disruption of trade from the countries in which our manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. While we believe that we manage our exposure to the risk that any such economic or political condition will materially affect our ability to purchase products because we are aware of the availability of a variety of materials and alternative sources, we cannot be certain that we will be able to identify such alternative materials and/or sources without delay or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
Manufacturers' Failure to Use Acceptable Labor Practices and Comply with Local Laws and Other Standards. Our products are manufactured by numerous independent manufacturers outside of the United States. We also have license agreements that permit our licensees to manufacture or contract to manufacture products using our trademarks. We impose, and require that our licensees impose, on these manufacturers environmental, health, and safety standards for the benefit of their labor force. In addition, we require these manufacturers to comply with applicable standards for product safety. However, we do not control our independent manufacturers or licensing partners or their labor, product safety and other business practices and, from time to time, our independent manufacturers may not comply with such standards or applicable local law or our licensees may not require their manufacturers to comply with such standards or applicable local law. The violation of such standards and laws by one of the independent manufacturers with whom we contract or by one of our licensing partners, or the divergence of a manufacturer's or a licensing partner's labor practices from those generally accepted as ethical in the United States, could harm our reputation, result in a product recall or require us to curtail our relationship with and locate a replacement for such manufacturer, which, as noted in the immediately preceding risk factor, could be challenging. Any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
Exposure to Foreign Currency Fluctuations. We make the majority of our purchases in U.S. dollars. However, we source substantially all of our products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. We use forward foreign exchange contracts to hedge material exposure to adverse changes in foreign exchange rates. However, no hedging strategy can completely insulate us from foreign exchange risk. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our financial statements due to the translation of operating results and financial position of our foreign subsidiaries. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Location	Leased/Owned	Primary Use	Approximate Area Square Feet
Dongguan, Guangdong Province, China	Leased	Offices and sample production	166,800
Long Island City, NY	Leased	Executive offices	90,000
Bayonne, NJ	Leased	Warehouse	83,000
Montreal, Canada	Leased	Offices, warehouse	82,422
Bellevue, WA	Leased	Offices, Topline	41,500
New York, NY	Leased	Offices and showroom, Accessories	30,000
Putian City, Guangdong Province, China	Leased	Offices	13,800
New York, NY	Leased	Showroom	13,401
Seattle, Washington	Leased	Offices and showroom, Dolce Vita	10,537
New York, NY	Leased	Offices and showroom, Dolce Vita	10,000
Long Island City, NY	Leased	Storage	7,200
Kwai Chung, Hong Kong	Leased	Offices	3,800
Mexico City, Mexico	Leased	Offices, SM Mexico	3,520
Los Angeles, CA	Leased	Showroom, Steven	2,700
Long Island City, NY	Owned	Other	2,200
New York, NY	Leased	Apartments	1,800
New York, NY	Leased	Office	850
Dallas, Texas	Leased	Showroom	800

All of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of ten years. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes over the base year. The current terms of our retail store leases expire as follows:

Years Initial Lease Terms Expire	Number of Stores
2017	22
2018	13
2019	19
2020	12
2021	20
2022	20
2023	24
2024	18
2025	21
2026	15
2027	1

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

On November 21, 2011, U.S. Customs issued a pre-penalty notice to the Company in which it alleges that gross negligence by the Company resulted in an underpayment of duties with respect to certain pre-2002 buying agreements and claims that the Company owes $342 as an additional duty and $1,367 in monetary penalties. In its February 16, 2012 response to the pre-penalty notice, the Company submitted that it owes no additional duty and, further, did not through negligence or gross negligence fail to pay any duty or engage in conduct amounting to either gross negligence or negligence. The Company requested that U.S. Customs withdraw its proposal to issue a notice of penalty and take no further adverse action against the Company. In the event that U.S. Customs is not inclined to withdraw the pre-penalty notice after review of the Company’s response, the Company has requested the opportunity to make an oral presentation to U.S. Customs prior to the issuance of a notice of penalty. On June 26, 2014, the Company’s counsel met with U.S. Customs officials and, following the meeting, counsel submitted to U.S. Customs a letter and the Company’s check in the amount of $342, representing the Company’s Offer in Compromise of the proposed government claim. The Offer in Compromise was filed without any admission or acceptance by the Company with respect to the proposed claim. In the event that U.S. Customs determines to issue a notice of penalty, the Company intends to file a petition for relief requesting a reduction of the level of culpability and mitigation of the penalty amount assessed. The maximum total amount of damages, including penalty, related to this matter is estimated at approximately $1,700 for which the Company has accrued $1,248.

We have been named as a defendant in certain other lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on our financial position or results of operations or cash flows.

ITEM 4     MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our shares of common stock have traded on the NASDAQ Global Select Market since August 1, 2007 and were traded on the NASDAQ National Market prior to that date. The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2016 as reported by the NASDAQ Global Select Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock

	High	Low		High	Low
2016			2015
Quarter ended March 31, 2016	$38.48	$27.80	Quarter ended March 31, 2015	$38.48	$29.33
Quarter ended June 30, 2016	$38.06	$31.68	Quarter ended June 30, 2015	$43.47	$36.93
Quarter ended September 30, 2016	$36.97	$32.69	Quarter ended September 30, 2015	$44.73	$35.68
Quarter ended December 31, 2016	$40.55	$32.30	Quarter ended December 31, 2015	$38.76	$29.98

Holders. As of February 27, 2017, there were 135 holders of record of our common stock.

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

Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2016 is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases of Equity Securities. The Company's Board of Directors authorized a share repurchase program (the "Share Repurchase Program") effective as of January 1, 2004. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase, most recently on February 22, 2016 when the Board of Directors approved the continuation of the Share Repurchase Program for an additional $136 million. During fiscal year 2016, an aggregate of 2,141,823 shares of the Company's common stock were repurchased under the Share Repurchase Program, at an average per share price of $35.11, for an aggregate purchase price of approximately $75 million. At December 31, 2016, an aggregate of approximately $117 million remained available for future repurchases of our common stock under the Share Repurchase Program. The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended December 31, 2016, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2016 - 10/31/2016	—	$—	—	$134,126
11/1/2016 - 11/30/2016	67,576	$38.60	19,906	$133,374
12/1/2016 - 12/31/2016	448,261	$37.93	421,829	$117,374
Total	515,837	$38.02	441,735	$117,374

(1) The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Of the total number of shares purchased by the Company in the fourth quarter of 2016, 74,102 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements.

Performance Graph. The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2011, and ending on December 31, 2016, with the cumulative total return on the Russell 2000 Index, the S&P 500 Footwear Index and a peer group index. In 2016, the Company has decided that going forward the Company will remove the S&P 500 Footwear Index and replace it with a peer group index of companies believed to be engaged in similar businesses, as we believe the composition of the new peer group is more representative of our current business. The peer group index consists of six companies: Caleres, Inc., Crocs, Inc., Deckers Outdoor Corporation, Genesco Inc., Skechers U.S.A., Inc. and Wolverine World Wide, Inc.

The comparison assumes that $100 was invested on December 31, 2011 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Steven Madden, Ltd.	$100.00	$122.52	$159.09	$138.39	$131.39	$155.43
Russell 2000 Index	$100.00	$116.35	$161.52	$169.42	$161.95	$196.45
S&P 500 Footwear Index	$100.00	$108.66	$167.88	$207.76	$272.97	$224.64
Peer Group	$100.00	$93.53	$149.43	$160.21	$137.38	$138.84

ITEM 6     SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements. The Income Statement Data relating to 2016, 2015 and 2014, and the Balance Sheet data as of December 31, 2016 and 2015 should be read in conjunction with the information provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

	INCOME STATEMENT DATA Year Ended December 31, (in thousands, except per share data)
	2016	2015	2014	2013	2012
Net sales	$1,399,551	$1,405,239	$1,334,951	$1,314,223	$1,227,072
Cost of sales	877,568	904,747	865,951	831,847	771,370
Gross profit	521,983	500,492	469,000	482,376	455,702
Commissions and licensing fee income - net	11,884	16,647	13,723	15,632	15,395
Operating expenses	(364,691)	(342,446)	(315,081)	(295,223)	(283,689)
Impairment charges	—	(3,045)	—	983	(8,432)
Income from operations	169,176	171,648	167,642	203,768	178,976
Interest income (expense) - net	2,488	2,191	3,074	4,100	3,018
Other income (expense) - net	(664)	(1,373)	677	1,083	2,193
Income before provision for income taxes	171,000	172,466	171,393	208,951	184,187
Provision for income taxes	49,726	58,811	58,764	75,666	64,623
Net income	121,274	113,655	112,629	133,285	119,564
Net (income) loss attributable to non-controlling interests	(363)	(717)	(749)	(1,278)	62
Net income attributable to Steven Madden, Ltd.	$120,911	$112,938	$111,880	$132,007	$119,626
Basic income per share	$2.12	$1.91	$1.82	$2.04	$1.85
Diluted income per share	$2.03	$1.85	$1.76	$1.98	$1.81
Basic weighted average shares of common stock	57,109	58,997	61,451	64,583	64,529
Effect of dilutive securities - options and restricted stock	2,447	2,145	2,225	2,253	1,726
Diluted weighted average shares of common stock outstanding	59,556	61,142	63,676	66,836	66,255

	BALANCE SHEET DATA At December 31,
	2016	2015	2014	2013	2012
Total assets	$973,047	$914,385	$911,235	$880,241	$804,039
Working capital	359,529	284,178	266,513	345,313	309,861
Noncurrent liabilities	48,848	60,923	64,115	46,898	43,161
Stockholders' equity	$741,072	$678,663	$669,529	$678,840	$626,400

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

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”, "we", "our", "us", as applicable) design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell name brand and private label fashion handbags and accessories, through our Accessories Division. We market and sell our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers, catalog retailers throughout the United States, Canada, Mexico, certain European nations, including Albania, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Latvia, Lithuania, Luxembourg, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden and Switzerland, and Tunisia. In addition, our products are marketed through our retail stores and our e-commerce websites within the United States, Canada, Mexico and South Africa, and under special distribution arrangements in Asia, Australia, Europe, India, the Middle East, South and Central America and New Zealand. Our product line includes a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

Our business is comprised of five distinct segments (Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing). Our Wholesale Footwear segment includes the following brands: Steve Madden Women's®, Madden Girl®, Steve Madden Men's®, Madden®, Report®, Dolce Vita®, DV by Dolce Vita®, Mad Love®, Steven by Steve Madden®, Superga® (under license), Betsey Johnson®, Betseyville®, Steve Madden Kids®, FREEBIRD by Steven®, Stevies®, B Brian Atwood®, Blondo®, Madden NYC and includes our International business and certain private label footwear business. Our Wholesale Accessories segment includes Big Buddha®, Madden NYC, Betsey Johnson®, Steve Madden®, Steven by Steve Madden®, Madden Girl®, Luv Betsey®, B Brian Atwood®, Cejon® accessories brands and includes our International business and certain private label accessories business. Steven Madden Retail, Inc., our wholly-owned retail subsidiary, operates Steve Madden, Steven, Superga and International retail stores, as well as Steve Madden, Superga, Betsey Johnson and Dolce Vita e-commerce websites. The First Cost segment represents activities of a subsidiary that earns commissions for serving as a buying agent for footwear products under private labels for many of the country's large mass-market merchandisers, shoe chains and other value priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage and men’s leather accessories. We license the Stevies® trademark for use in connection with the manufacture, marketing and sale of outerwear exclusively to Target. In addition, we license our Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas and household goods. We also license our Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel.

In April 2016, the Company formed a joint venture ("SM Europe") with SPM Shoetrade Holding B.V. through its subsidiary, Steve Madden Europe B.V. The Company is the majority interest holder in SM Europe and controls the joint venture. SM Europe is the exclusive distributor of the Company's products in Albania, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Latvia, Lithuania, Luxembourg, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, Switzerland, and Tunisia. Additionally, the Company had strong retail growth during the year with net sales increasing 9% to $262,756 compared to $240,312 in the prior year period. This increase reflects a comparable store sales, which represent sales of stores (including the e-commerce websites) that were in operation throughout 2016 and 2015, increase of 4% driven by better fashion trends and stronger product assortment coupled with a net increase of twenty stores year over year. Further, despite a challenging environment, the Company is pleased with the growth of the Steve Madden Women's, Dolce Vita and Blondo brands.

Subsequent to the end of the 2016 fiscal year, on January 30, 2017, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Schwartz & Benjamin, Inc., a New York corporation (“S&A”), B.D.S., Inc., a Delaware corporation (“B.D.S”), Quinby Ridge Enterprises LLC, a Delaware limited liability company (“QRE”), DANIELBARBARA Enterprises LLC, a New York limited liability company (“DBE” and, collectively with S&A, B.D.S. and QRE, “Schwartz &

Benjamin”), the owners of all of the issued and outstanding equity interests in Schwartz & Benjamin (the “Sellers”), and Daniel Schwartz, as designated agent for the Sellers, pursuant to which the Company purchased all of the outstanding equity interests in Schwartz & Benjamin from the Sellers. The purchase price payable to the Sellers in the acquisition consists of (i) $15,750 in cash paid at closing, subject to a post-closing working capital adjustment, plus (ii) a cash earn-out payment based on the performance of Schwartz & Benjamin in each of the next six years (beginning on February 1 and ending on January 31 of each year) equal to, in the case of earn-out years one through four, 40% of the EBITDA (as defined in the Purchase Agreement) of Schwartz & Benjamin and, in the case of earn-out years five and six, 75% of the EBITDA of Schwartz & Benjamin. The sum of $1,000 of the purchase price was deposited into escrow at closing to secure potential indemnification obligations of the Sellers. Schwartz & Benjamin, which was founded in 1923, engages in the design, sourcing and sale of branded and private label footwear and distributes it fashion footwear to wholesale customers, including better department stores and specialty boutiques, as well as the retail stores of its brand partners.

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

The table below reconciles these metrics to net income as presented in the consolidated statement of income.

	Years Ended December 31 ($ in thousands)
	2016	2015	2014
Net Income	$121,274	$113,655	$112,629
Add back:
Provision for income taxes	49,726	58,811	58,764
Deduct:
Other Income (expense) - net *	(664)	(1,373)	677
Interest, net	2,488	2,191	3,074
Adjusted EBIT	169,176	171,648	167,642
Add back:
Depreciation and amortization	19,868	19,379	14,519
Loss on disposal of fixed assets	652	1,780	291
Adjusted EBITDA	189,696	192,807	182,452
* Consists of realized (losses) gains on marketable securities and foreign exchange (losses) gains.

Executive Summary

Net sales for 2016 slightly decreased by 0.4% to $1,399,551 from $1,405,239 in 2015. The net sales decrease is due to a decline in both the Wholesale Footwear segment and the Wholesale Accessories segment partially offset by an increase in our Retail segment. Net income increased 7.1% to $120,911 in 2016 compared to $112,938 in 2015. The Company's effective tax rate for 2016 decreased to 29.1% compared to 34.1% recorded in 2015 due primarily to the tax benefit received in connection with the early adoption of Accounting Standard Update No. 2016-09 ("ASU 2016-09"), Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees (refer to Note Q in the Consolidated Financial Statements) coupled with the planned reinvestment of foreign earnings in foreign locations. Diluted earnings per share in 2016 increased to $2.03 per share on 59,556,000 diluted weighted average shares outstanding compared to $1.85 per share on 61,142,000 diluted weighted average shares outstanding in the prior year.

In our Retail segment, same store sales (sales attributable to those stores, including the e-commerce websites, that were in operation throughout 2016 and 2015) increased 4%, and sales per square foot increased to $752 in 2016 compared to sales per square foot of $723 in 2015. As of December 31, 2016, we had 189 stores in operation, compared to 169 stores as of December 31, 2015. Our store increase was primarily related to the addition of nine full price stores and twelve outlet store locations partially offset by one full price store closing.
Our total inventory turnover was 8.2 times compared to 8.7 times in the comparable period of last year. Our accounts receivable average collection days were 66 days in 2016 compared to 67 days in 2015. As of December 31, 2016, we had $236,169 in cash, cash equivalents and marketable securities, no short or long-term debt and total stockholders’ equity of $741,072. Working capital increased to $359,529 as of December 31, 2016, compared to $284,178 on December 31, 2015.

The following tables set forth information on operations for the periods indicated:

	Years Ended December 31 ($ in thousands)
	2016		2015		2014
CONSOLIDATED:
Net sales	$1,399,551	100.0%	$1,405,239	100.0%	$1,334,951	100.0%
Cost of sales	877,568	62.7%	904,747	64.4%	865,951	64.9%
Gross profit	521,983	37.3%	500,492	35.6%	469,000	35.1%
Other operating income – net of expenses	11,884	0.8%	16,647	1.2%	13,723	1.0%
Operating expenses	364,691	26.1%	342,446	24.4%	315,081	23.6%
Impairment charges	—	—%	(3,045)	(0.2)%	—	0.1%
Income from operations	169,176	12.1%	171,648	12.2%	167,642	12.6%
Interest and other income – net	1,824	0.1%	818	0.1%	3,751	0.3%
Income before income taxes	171,000	12.2%	172,466	12.3%	171,393	12.8%
Net income attributable to Steven Madden, Ltd.	120,911	8.6%	112,938	8.0%	111,880	8.4%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$881,864	100.0%	$898,364	100.0%	$881,041	100.0%
Cost of sales	602,028	68.3%	632,542	70.4%	621,277	70.5%
Gross profit	279,836	31.7%	265,822	29.6%	259,764	29.5%
Operating expenses	178,622	20.3%	167,156	18.6%	154,171	17.5%
Income from operations - before impairment charges	101,214	11.5%	98,666	11.0%	105,593	12.0%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$254,931	100.0%	$266,563	100.0%	$246,608	100.0%
Cost of sales	170,510	66.9%	178,202	66.9%	161,968	65.7%
Gross profit	84,421	33.1%	88,361	33.1%	84,640	34.3%
Operating expenses	45,389	17.8%	48,683	18.3%	45,867	18.6%
Income from operations - before impairment charges	39,032	15.3%	39,678	14.9%	38,773	15.7%

RETAIL SEGMENT:
Net sales	$262,756	100.0%	$240,312	100.0%	$207,302	100.0%
Cost of sales	105,030	40.0%	94,003	39.1%	82,706	39.9%
Gross profit	157,726	60.0%	146,309	60.9%	124,596	60.1%
Operating expenses	140,680	53.5%	126,607	52.7%	115,043	55.5%
Income from operations - before impairment charges	17,046	6.5%	19,702	8.2%	9,553	4.6%
Number of stores	189		169		160

FIRST COST SEGMENT:
Other commission income – net of expenses	$3,824	100.0%	$6,795	100.0%	$6,438	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$8,060	100.0%	$9,852	100.0%	$7,285	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Consolidated:
Net sales for the year ended December 31, 2016 slightly decreased by 0.4% to $1,399,551 from $1,405,239 for fiscal year 2015. For the year ended December 31, 2016, gross margin as a percentage of net sales increased to 37.3% compared to 35.6% in the prior year primarily resulting from higher initial mark-ups, decreased markdown allowances, and reduced close-outs coupled with sales mix in the Wholesale Footwear segment. Operating expenses increased in 2016 to $364,691 from $342,446 in 2015. Operating expenses for the year ended December 31, 2015 included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses in 2015 were $345,494. Excluding the aforementioned benefit, the increase in operating expenses in 2016 is primarily due to the increase in retail store locations, employee-related expenses, charges related to an increase in contingent liabilities related to the Dolce Vita acquisition and costs associated with our new joint venture in Europe. As a result, operating expenses as a percentage of sales increased to 26.1% in the year ended December 31, 2016 compared to 24.6%, excluding the aforementioned benefit, in the previous year. Commission and licensing fee income decreased to $11,884 in 2016 compared to $16,647 in 2015 primarily due to a decline in our First Cost segment. During the year ended December 31, 2016, income from operations decreased to $169,176 and net income attributable to Steven Madden, Ltd. increased to $120,911 compared to income from operations of $171,648 and net income attributable to Steven Madden, Ltd. of $112,938 in 2015. Net income attributable to Steven Madden, Ltd. for the year ended December 30, 2016 included a tax benefit of $5,244 related to the adoption of Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. Net income attributable to Steven Madden, Ltd. for the year ended December 30, 2015 included the $3,048 pre-tax benefit related to the closure of our 5th Avenue, New York store location as well as a pre-tax charge of $3,045 related to the partial impairment of our Wild Pair trademark.

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment was $881,864, or 63.0%, and $898,364, or 63.9%, of our total net sales for the years ended December 31, 2016 and 2015, respectively. The decrease was driven by decreases in our private label business, international distributor business and our Madden Girl brand partially offset by increases in our Dolce Vita, Steve Madden Women's and Blondo brands.

Gross profit margin increased to 31.7% in 2016 from 29.6% in the prior year primarily resulting from higher initial mark-ups, decreased markdown allowances, and reduced close-outs coupled with sales mix. Operating expenses increased to $178,622 in 2016 compared to $167,156 in the same period of 2015 primarily due to charges related to an increase in contingent liabilities related to the Dolce Vita acquisition coupled with increases in employee-related expenses, advertising and promotion, and costs associated with our new joint venture in Europe. As a percentage of sales, operating expenses increased to 20.3% in 2016 from 18.6% in 2015 due to the increase in expenses discussed above coupled with deleverage on lower sales. Income from operations, excluding a pre-tax charge of $3,045 related to the partial impairment of our Wild Pair trademark in 2015, increased to $101,214 for the year ended December 31, 2016 compared to $98,666 for the year ended December 31, 2015.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $254,931, or 18.2%, and $266,563, or 19.0%, of total Company net sales for the years ended December 31, 2016 and 2015, respectively. The decrease year over year is primarily driven by decreases in sales of Big Buddha handbags, cold weather accessories and belts partially offset by increases in sales of private label handbags.

Gross profit margin in the Wholesale Accessories segment remained flat at 33.1% in 2016 and 2015. In the year ended December 31, 2016, operating expenses decreased to $45,389 compared to $48,683 in the year ended December 31, 2015. As a percentage of sales, operating expenses decreased to 17.8% in 2016 from 18.3% in 2015 primarily due to the impact of the year-over-year benefit received for the reversal of contingent liabilities related to acquisitions in the third quarter of 2016 and 2015. Income from operations for the Wholesale Accessories segment decreased to $39,032 in 2016 compared to $39,678 in 2015.

Retail Segment:

Net sales generated by the Retail segment accounted for $262,756, or 18.8%, and $240,312, or 17.1%, of total Company net sales for the years ended December 31, 2016 and 2015, respectively, which represents a $22,444 or 9.3% increase, year over year. This growth is primarily due to the net addition of twenty stores from the prior year coupled with an increase in comparable store sales of 4.0% driven by strong fashion footwear trends and stronger product assortment. During 2016, we added nine full price stores and twelve outlets and closed one full price location. As a result, we had 189 retail stores as of December 31, 2016, compared to 169 stores as of December 31, 2015. The 189 stores currently in operation include 129 Steve Madden full price stores, 52 Steve Madden outlet stores, two Steven store, one Superga store, one multi-branded SHOO store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open for all of 2016 and 2015) for the year ended December 31, 2016 increased 4.0% when compared to the prior year. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base. During the year ended December 31, 2016, gross margin decreased to 60.0% from 60.9% in 2015 primarily due to the impact of foreign currency fluctuations on our international operations. In 2016, operating expenses increased to $140,680 from $126,607 in 2015 primarily due to the incremental cost associated with new store openings and increases in employee-related and rent expenses in existing locations. Operating expenses in 2015 included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses in 2015 were $129,655. Excluding the lease benefit in 2015, operating expenses as a percentage of sales decreased to 53.5% in 2016 from 54.0% in the prior year. For the year ended December 31, 2016, income from operations for the Retail segment decreased to $17,046 compared to $19,702 in the prior year. Excluding the benefit of $3,048 in 2015, income from operations for the Retail segment in 2015 was $16,654.

First Cost Segment:

Income for the First Cost segment, which includes net commission income and fees, decreased to $3,824 for the year ended December 31, 2016, compared to $6,795 in 2015 due to a reduction in business with certain private label footwear customers.

Licensing Segment:
During the year ended December 31, 2016, income for the Licensing segment decreased to $8,060 as compared to the prior year income of $9,852 primarily driven by the discontinuation of the Steve Madden eyewear licenses.

Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Consolidated:
Net sales for the year ended December 31, 2015 increased by 5.3% to $1,405,239 from $1,334,951 for fiscal year 2014. For the year ended December 31, 2015, gross margin as a percentage of net sales increased to 35.6% compared to 35.1% in the prior year. Operating expenses increased in 2015 to $342,446 from $315,081 in 2014. Operating expenses, in 2015, included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses were $345,494. Excluding the aforementioned benefit, the increase in operating expenses is primarily due to the increase in retail store locations and the impact of recent acquisitions, partially offset by the reversal of contingent liabilities. Operating expenses, excluding the aforementioned lease termination income, as a percentage of sales increased to 24.6% in the year ended December 31, 2015 compared to 23.6% in the previous year due to operating expense deleverage on lower organic sales. Commission and licensing fee income increased to $16,647 in 2015 compared to $13,723 in 2014. During the year ended December 31, 2015, income from operations increased to $171,648 and net income attributable to Steven Madden, Ltd. increased to $112,938 compared to income from operations of $167,642 and net income attributable to Steven Madden, Ltd. of $111,880 in 2014. Net income attributable to Steven Madden, Ltd. included the $3,048 pre-tax benefit related to the closure of our 5th Avenue, New York store location. Net income attributable to Steven Madden, Ltd. also included a pre-tax charge of $3,045 related to the partial impairment of our Wild Pair trademark, which was triggered by a decrease in expected sales stream from a significant customer.

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment was $898,364, or 63.9%, and $881,041, or 66.0%, of our total net sales for the years ended December 31, 2015 and 2014, respectively. Excluding net sales attributable to the acquisitions of

Dolce Vita, SM Mexico and Blondo in each year, organic net sales decreased 6.4% to $791,468 in fiscal year 2015 compared to $845,827 in the prior year. The prior year amount of $881,041 was adjusted to exclude sales of SM Mexico as a distributor prior to our acquisition of SM Mexico, and Dolce Vita sales due to the partial period. Excluding acquisitions, the decrease in net sales in 2015 was driven by declines in both branded and private label footwear.

Gross profit margin slightly increased to 29.6% in 2015 from 29.5% in the prior year, primarily due to the impact of acquisitions. Excluding the impact of acquisitions, gross profit margin was 29.4% in 2015 compared to 30.1% in 2014. In the year ended December 31, 2015, operating expenses were $167,156 compared to $154,171 in the same period of 2014. As a percentage of sales, operating expenses increased to 18.6% in 2015 from 17.5% in 2014, due to deleverage from the organic sales decrease and acquisitions. Excluding the impact of acquisitions, operating expenses as a percentage of sales were 17.8% in 2015 and 17.3% in 2014. Income from operations for the Wholesale Footwear segment, excluding a pre-tax charge of $3,045 related to the partial impairment of our Wild Pair trademark, decreased to $98,666 for the year ended December 31, 2015 compared to $105,593 for the year ended December 31, 2014. Excluding acquisitions, income from operations for the Wholesale Footwear segment was $90,934 in 2015 compared to $107,866 in 2014.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $266,563, or 19.0%, and $246,608, or 18.5%, of total Company net sales for the years ended December 31, 2015 and 2014, respectively. The increase year over year is primarily due to double digit increases in Betsey Johnson, Steve Madden and private label handbags partially offset by decreases in Big Buddha handbags, cold weather accessories and belts.

Gross profit margin in the Wholesale Accessories segment decreased to 33.1% in 2015 from 34.3% in the prior year primarily due to increased sales to value priced retailers and increased sales of private label handbags both of which have lower margins. In the year ended December 31, 2015, operating expenses increased to $48,683 compared to $45,867 in the year ended December 31, 2014. As a percentage of sales, operating expenses decreased to 18.3% in 2015 from 18.6% in 2014 due to the current year amounts including a favorable impact from a benefit received for the reversal of contingent liabilities. Income from operations for the Wholesale Accessories segment increased to $39,678 in 2015 compared to $38,773 in 2014.

Retail Segment:

Net sales generated by the Retail segment accounted for $240,312, or 17.1%, and $207,302, or 15.5%, of total Company net sales for the years ended December 31, 2015 and 2014, respectively, which represents a $33,010 or 15.9% increase, year over year. This growth is primarily due to an increase in comparable store sales of 11.2% driven by better fashion footwear trends, stronger product assortment and improvement in conversion rate, and the net addition of nine stores from the prior year. Excluding the acquisition of SM Mexico retail stores, net sales increased 12.0%. During 2015, we added seven full price stores and eight outlets and closed six full price locations. As a result, we had 169 retail stores as of December 31, 2015, compared to 160 stores as of December 31, 2014. The 169 stores in operation as of December 31, 2015 include 123 Steve Madden full price stores, 40 Steve Madden outlet stores, one Steven store, one Superga store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open for all of 2015 and 2014) for the year ended December 31, 2015 increased 11.2% when compared to the prior year. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base. During the year ended December 31, 2015, gross margin increased to 60.9% from 60.1% in 2014 primarily due to decreased promotional activity compared to the prior year. In 2015, operating expenses increased to $126,607 from $115,043 in 2014 primarily due to the incremental cost associated with new store openings and the acquisition of SM Mexico. Operating expenses included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses were $129,655. Excluding the lease benefit, operating expenses as a percentage of sales decreased to 54.0% in 2015 from 55.5% in the prior year. For the year ended December 31, 2015, income from operations for the Retail segment increased to $19,702 compared to $9,553 in the prior year. Excluding the benefit of $3,048 in the first quarter of 2015, income from operations for the Retail segment was $16,654.

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
Cash, cash equivalents and short-term investments totaled $165,610 and $104,838 at December 31, 2016 and December 31, 2015, respectively. Of the total cash, cash equivalents and short-term investments at December 31, 2016, $70,450, or approximately 43%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2015, $73,640, or approximately 70%, was held in our foreign subsidiaries. To date, deferred taxes have been estimated and accrued for all of our foreign subsidiary earnings that have not been determined to be indefinitely reinvested. As of December 31, 2016 and 2015, the cumulative total amount of earnings considered to be indefinitely reinvested of our foreign subsidiaries was $134,249 and $85,147, respectively. If such amounts were not indefinitely reinvested, the Company would incur approximately $26,615 in taxes that were not previously provided for in our consolidated statements of income. Management believes that our existing domestic and international cash, cash equivalents, short-term investments and cash flows from operations, which are not considered to be indefinitely reinvested, continue to be sufficient to fund our domestic operating activities. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings of $134,249 as of December 31, 2016, that were considered to be indefinitely reinvested and we do not believe there are any material implications or restrictions on our liquidity as a result of having a significant portion of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by the Company or Rosenthal at any time with 60 days’ prior written notice. As of December 31, 2016 we had no borrowings against this credit facility.
As of December 31, 2016, we had working capital of $359,529. We had cash and cash equivalents of $126,115, investments in marketable securities short and long term of $110,054 and we did not have any long-term debt.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next 12 months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $153,604 in 2016 compared to cash provided by operations of $135,963 in the prior year. The primary source of cash was net income of $121,274 and increases in our accounts payable and accrued expenses of $15,324. The primary use of cash was an increase of inventories of $17,744.
INVESTING ACTIVITIES
($ in thousands)

During the year ended December 31, 2016, we invested $40,451 in marketable securities and received $52,215 from the maturities and sales of securities. We made capital expenditures of $15,897, principally for new stores and improvements to existing stores, systems enhancements and leasehold improvements to office space. Cash of $249 was received in the repayment of the note receivable from the seller of SM Canada.
FINANCING ACTIVITIES
($ in thousands)
During the year ended December 31, 2016, net cash used by financing activities was $95,453, which consisted of share repurchases of $86,005, payment of contingent liabilities related to acquisitions completed in prior years of $16,402 and cash paid of $3,759 to acquire the remaining minority interest in Madlove, LLC, partially offset by proceeds from the exercise of stock options of $10,713.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of December 31, 2016 were as follows:

	Payment due by period
Contractual Obligations	Total	2017	2018 - 2019	2020 - 2021	2022 and after
Operating lease obligations	$248,258	$41,281	$73,034	$62,912	$71,031
Purchase obligations	200,460	200,460	—	—	—
Contingent payment liability	7,948	7,948	—	—	—
Other long-term liabilities (future minimum royalty payments)	6,270	1,270	2,000	2,000	1,000
Total	$462,936	$250,959	$75,034	$64,912	$72,031
At December 31, 2016, we had no open letters of credit for the purchase of inventory.
On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden’s then existing employment agreement with the Company. The amended agreement, which extends the term of Mr. Madden's employment through December 31, 2023, provides for a base salary of approximately $7,417 in 2013, approximately $9,667 in 2014, approximately $11,917 in 2015 and approximately $10,698 per annum for the period between January 1, 2016 through the expiration of the term of employment. The employment agreement provided Mr. Madden with the right, exercisable on certain specified dates in fiscal year 2012 only, to elect to receive a grant of restricted stock for a number of shares of the Company’s common stock valued at $40,000 in consideration for a reduction in his annual base salary in years subsequent to 2012 as follows: $4,000 in 2013, approximately $6,125 in 2014, approximately $8,250 in 2015 and approximately $7,026 per annum for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023. On June 30, 2012, Mr. Madden exercised this right and on July 3, 2012 he was granted 1,893,342 restricted shares of the Company's common stock at the then market price of $21.13, which will vest in the same manner as the February 8, 2012 restricted stock grant received by Mr. Madden pursuant to the amended agreement. (See Note N to the Consolidated Financial Statements.) Accordingly, Mr. Madden's annual base salary was reduced as described above. In addition to the opportunity for cash bonuses at the sole discretion of the Board of Directors, Mr. Madden’s employment agreement entitles him to an annual life insurance premium payment as well as an annual stock option grant and the potential for an additional one-time stock option grant based on achievement of certain financial performance criteria. The employment agreement also provides for the elimination of interest accrued after December 31, 2011 on an outstanding loan in the original principal amount of $3,000 made by the Company to Mr. Madden, the extension of the maturity date of such loan until December 31, 2023, and the forgiveness of 1/10th of the principal amount of the loan, together with accrued interest, annually over a ten-year period commencing on December 31, 2014 for so long as Mr. Madden continues to be employed by the Company on each such December 31. As a result of the elimination of further interest accumulation, the outstanding principal and the accrued interest as of December 31, 2011 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan.
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $3,217 in 2017, $2,652 in 2018, and $1,393 in 2019. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock related compensation.
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

INFLATION

We do not believe that inflation and price changes have had a significant effect on the Company's sales or profitability for the fiscal year ended December 31, 2016 and the prior two fiscal years. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

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
Valuation of intangible assets and goodwill. Accounting Standards Codification (“ASC”) Topic 350, “Intangible – Goodwill and Other”, requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”).
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
Contingent payment liabilities. The Company has completed acquisitions that require us to make contingent payments to the sellers based on the future financial performance of the acquired businesses over a period of from one to six years. The fair value of the contingent payments is estimated using the present value of management's projections of the financial results of the acquired business. Failure to correctly project the financial results of the acquired businesses could materially impact our results of operations and financial position.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)
Our financing arrangements are subject to variable interest rates primarily based on the prime rate and LIBOR. An analysis of our collection agency agreement with Rosenthal can be found in the “Liquidity and Capital Resources” section under Part II, Item 7, and in Note C to the Consolidated Financial Statements included in this Annual Report on Form 10-K under the caption “Factor Receivable.” As of December 31, 2016, we held marketable securities valued at approximately $110,054, which consisted primarily of corporate bonds and certificates of deposit. These securities are subject to interest rate risk and will decrease in value if interest rates increase. We currently have the ability to hold these securities until maturity.

We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. Also, our inventory purchases are primarily done in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases that are denominated in foreign currencies we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Notes A and K to the Consolidated Financial Statements.

During 2016, the Company entered into forward foreign exchange contracts. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rate to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of the year-end. As of December 31, 2016, a 10% appreciation or depreciation of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $27.

In addition, we are exposed to translation risk in connection with our foreign operations in Canada, Mexico, Europe and South Africa because our subsidiaries and joint ventures in these countries utilize the local currency as their functional currency and those financial results must be translated into U.S. dollars. As currency exchange rates fluctuate, foreign currency exchange rate translation adjustments reflected in our financial statements with respect to our foreign operations affects the comparability of financial results between years

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2016, of our internal control over financial reporting based on the framework and criteria established in the 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Our independent registered public accounting firm, EisnerAmper LLP, has audited the Company's consolidated financial statements and the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. Their report appears in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2016, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

On February 28, 2017, the Company issued a press release reporting its financial results for the fiscal quarter and fiscal year ended December 31, 2016, a copy of which is attached as Exhibit 99.01 to this Annual Report.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.
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

DATE: February 28, 2017

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

Signature	Title	Date
/S/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	February 28, 2017
Edward R. Rosenfeld
/S/ ARVIND DHARIA	Chief Financial Officer and Chief Accounting Officer	February 28, 2017
Arvind Dharia
/S/ AMELIA NEWTON VARELA	President and Director	February 28, 2017
Amelia Newton Varela
/S/ PETER MIGLIORINI	Director	February 28, 2017
Peter Migliorini
/S/ RICHARD P. RANDALL	Director	February 28, 2017
Richard P. Randall
/S/ RAVI SACHDEV	Director	February 28, 2017
Ravi Sachdev
/S/ THOMAS H. SCHWARTZ	Director	February 28, 2017
Thomas H. Schwartz
/S/ ROSE LYNCH	Director	February 28, 2017
Rose Lynch
/S/ ROBERT SMITH	Director	February 28, 2017
Robert Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steven Madden, Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the Company's December 31, 2016 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steven Madden, Ltd. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
As discussed in Notes H and Q to the consolidated financial statements, effective January 1, 2016 the Company changed its method of accounting for share-based payments to employees due to the adoption of Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”.

/s/ EisnerAmper LLP

New York, New York
February 28, 2017

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$126,115	$72,414
Accounts receivable, net of allowances of $1,622 and $2,306	56,790	43,173
Factor accounts receivable, net of allowances of $20,209 and $21,756	144,168	155,211
Inventories	119,824	102,080
Marketable securities – available for sale	39,495	32,424
Prepaid expenses and other current assets	26,351	21,799
Prepaid taxes	15,928	17,484
Deferred taxes	13,985	14,392
Total current assets	542,656	458,977
Note receivable – related party	2,644	2,990
Property and equipment, net	72,381	72,010
Deposits and other	4,710	5,088
Marketable securities – available for sale	70,559	88,465
Goodwill – net	135,711	137,097
Intangibles – net	144,386	149,758
Total Assets	$973,047	$914,385
LIABILITIES
Current liabilities:
Accounts payable	$80,584	$79,790
Accrued expenses	86,635	72,105
Contingent payment liability – current portion	7,948	16,763
Accrued incentive compensation	7,960	6,141
Total current liabilities	183,127	174,799
Contingent payment liability	—	8,012
Deferred rent	14,578	12,013
Deferred taxes	31,638	39,410
Other liabilities	2,632	1,488
Total Liabilities	231,975	235,722
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 86,417 and 85,263 shares issued, 60,410 and 61,693 shares outstanding	6	6
Additional paid-in capital	353,443	325,548
Retained earnings	1,017,753	896,842
Accumulated other comprehensive loss	(31,751)	(31,413)
Treasury stock – 26,007 and 23,570 shares at cost	(598,584)	(512,579)
Total Steven Madden, Ltd. stockholders’ equity	740,867	678,404
Non-controlling interests	205	259
Total stockholders’ equity	741,072	678,663
Total Liabilities and Stockholders’ Equity	$973,047	$914,385

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Net sales	$1,399,551	$1,405,239	$1,334,951
Cost of sales	877,568	904,747	865,951
Gross profit	521,983	500,492	469,000

Commission and licensing fee income – net	11,884	16,647	13,723
Operating expenses	(364,691)	(342,446)	(315,081)
Impairment charges	—	(3,045)	—
Income from operations	169,176	171,648	167,642
Interest income (expense) - net	2,488	2,191	3,074
Other (expense) income - net	(664)	(1,373)	677
Income before provision for income taxes	171,000	172,466	171,393
Provision for income taxes	49,726	58,811	58,764
Net income	121,274	113,655	112,629
Net income attributable to non-controlling interests	(363)	(717)	(749)
Net income attributable to Steven Madden, Ltd.	$120,911	$112,938	$111,880

Basic net income per share	$2.12	$1.91	$1.82

Diluted net income per share	$2.03	$1.85	$1.76

Basic weighted average common shares outstanding	57,109	58,997	61,451
Effect of dilutive securities – options/restricted stock	2,447	2,145	2,225
Diluted weighted average common shares outstanding	59,556	61,142	63,676

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	2016
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$121,274
Other comprehensive income (loss):
Foreign currency translation adjustment	$(2,147)	$—	(2,147)
Gain or (loss) on cash flow hedging derivatives	797	(291)	506
Unrealized gain (loss) on marketable securities	2,052	(749)	1,303
Total other comprehensive income (loss)	$702	$(1,040)	(338)

Comprehensive income			120,936
Comprehensive income attributable to non-controlling interests			(363)
Comprehensive income attributable to Steven Madden, Ltd.			$120,573

	2015
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$113,655
Other comprehensive income (loss):
Foreign currency translation adjustment	$(18,734)	$—	(18,734)
Gain or (loss) on cash flow hedging derivatives	1,962	(716)	1,246
Unrealized gain (loss) on marketable securities	(1,847)	674	(1,173)
Total other comprehensive income (loss)	$(18,619)	$(42)	(18,661)

Comprehensive income			94,994
Comprehensive income attributable to non-controlling interests			(717)
Comprehensive income attributable to Steven Madden, Ltd.			$94,277

	2014
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$112,629
Other comprehensive income (loss):
Foreign currency translation adjustment	$(6,238)	$—	(6,238)
Gain or (loss) on cash flow hedging derivatives	(2,081)	803	(1,278)
Unrealized gain (loss) on marketable securities	2,362	(921)	1,441
Total other comprehensive income (loss)	$(5,957)	$(118)	(6,075)

Comprehensive income			106,554
Comprehensive income attributable to non-controlling interests			(749)
Comprehensive income attributable to Steven Madden, Ltd.			$105,805

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity(in thousands)

	Common Stock		Additional Paid‑in Capital	Retained Earnings
	Shares	Amount
Balance - December 31, 2013	67,336	$7	$247,858	$672,044
Share repurchases	(4,261)	(1)	—	—
Exercise of stock options	340	—	4,943	—
Tax benefit from stock-based compensation	—	—	2,978	—
Issuance of restricted stock	210	—	—	—
Stock-based compensation	—	—	19,260	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding gain (loss) on securities (net of tax expense of $921)	—	—	—	—
Cash flow hedge (net of tax benefit of $803)	—	—	—	—
Distributions to non-controlling interests, net	—	—	—	—
Non-controlling investment in JV	—	—	—	(20)
Net income	—	—	—	111,880
Balance - December 31, 2014	63,625	6	275,039	783,904
Share repurchases	(3,704)	—	—	—
Exercise of stock options	1,460	—	21,301	—
Tax benefit from stock-based compensation	—	—	10,510	—
Issuance of restricted stock	312	—	—	—
Stock-based compensation	—	—	18,698	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding gain (loss) on securities (net of tax benefit of $674)	—	—	—	—
Cash flow hedge (net of tax expense of $716)	—	—	—	—
Distributions to non-controlling interests, net	—	—	—	—
Non-controlling investment in JV	—	—	—	—
Net income	—	—	—	112,938
Balance - December 31, 2015	61,693	6	325,548	896,842
Share repurchases	(2,437)	—	—	—
Exercise of stock options	746	—	10,713	—
Issuance of restricted stock	408	—	—	—
Stock-based compensation	—	—	19,509	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding gain (loss) on securities (net of tax expense of $749)	—	—	—	—
Cash flow hedge (net of tax expense of $291)	—	—	—	—
Distributions to non-controlling interests, net	—	—	—	—
Acquisition of minority interest (net of tax benefit of $1,432)	—	—	(2,327)	—
Net income	—	—	—	120,911
Balance - December 31, 2016	60,410	$6	$353,443	$1,017,753
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(in thousands)

	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock		Non-controlling interest	Total Stockholders' Equity
		Shares	Amount
Balance - December 31, 2013	$(6,677)	15,605	$(234,715)	$323	$678,840
Share repurchases	—	4,261	(142,227)	—	(142,228)
Exercise of stock options	—	—	—	—	4,943
Tax benefit from stock-based compensation	—	—	—	—	2,978
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,260
Foreign currency translation adjustment	(6,238)	—	—	—	(6,238)
Unrealized holding gain (loss) on securities (net of tax expense of $921)	1,441	—	—	—	1,441
Cash flow hedge (net of tax benefit of $803)	(1,278)	—	—	—	(1,278)
Distributions to non-controlling interests, net	—	—	—	(946)	(946)
Non-controlling investment in JV	—	—	—	148	128
Net income	—	—	—	749	112,629
Balance - December 31, 2014	(12,752)	19,866	(376,942)	274	669,529
Share repurchases	—	3,704	(135,637)	—	(135,637)
Exercise of stock options	—	—	—	—	21,301
Tax benefit from stock-based compensation	—	—	—	—	10,510
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation	—	—	—	—	18,698
Foreign currency translation adjustment	(18,734)	—	—	—	(18,734)
Unrealized holding gain (loss) on securities (net of tax benefit of $674)	(1,173)	—	—	—	(1,173)
Cash flow hedge (net of tax expense of $716)	1,246	—	—	—	1,246
Distributions to non-controlling interests, net	—	—	—	(732)	(732)
Non-controlling investment in JV	—	—	—	—	—
Net income	—	—	—	717	113,655
Balance - December 31, 2015	(31,413)	23,570	(512,579)	259	678,663
Share repurchases	—	2,437	(86,005)	—	(86,005)
Exercise of stock options	—	—	—	—	10,713
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation		—	—	—	19,509
Foreign currency translation adjustment	(2,147)	—	—	—	(2,147)
Unrealized holding gain (loss) on securities (net of tax expense of $749)	1,303	—	—	—	1,303
Cash flow hedge (net of tax expense of $291)	506	—	—	—	506
Distributions to non-controlling interests, net	—	—	—	(417)	(417)
Acquisition of minority interest (net of tax benefit of $1,432)	—	—	—	—	(2,327)
Net income	—	—	—	363	121,274
Balance - December 31, 2016	$(31,751)	26,007	$(598,584)	$205	$741,072
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$121,274	$113,655	$112,629
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	19,509	18,698	19,260
Tax benefit from stock-based compensation	—	(10,510)	(2,978)
Depreciation and amortization	21,102	20,757	15,077
Loss on disposal of fixed assets	652	1,780	291
Impairment charges	—	3,045	—
Deferred taxes	(6,588)	7,271	4,583
Accrued interest on note receivable – related party	(63)	(71)	(156)
Deferred rent expense and other liabilities	2,565	440	2,769
Realized loss (gain) on sale of marketable securities	661	(67)	(677)
Change in fair value of contingent liability	(425)	(5,576)	(2,139)
Changes, net of acquisitions, in:
Accounts receivable	(13,617)	(11,071)	(144)
Factor accounts receivable	11,043	7,281	3,734
Notes receivable - related party	409	409	409
Inventories	(17,744)	(9,403)	(1,841)
Prepaid expenses, prepaid taxes, deposits and other	(3,461)	4,784	(294)
Accounts payable and accrued expenses	15,324	(8,643)	3,777
Accrued incentive compensation	1,819	468	(1,910)
Other liabilities	1,144	2,716	(61)
Net cash provided by operating activities	153,604	135,963	152,329

Cash flows from investing activities:
Capital expenditures	(15,897)	(19,459)	(18,341)
Purchases of marketable securities	(40,451)	(48,891)	(137,348)
Repayment of notes receivable	249	466	893
Maturity/sale of marketable securities	52,215	43,353	128,663
Acquisitions, net of cash acquired	—	(9,129)	(81,885)
Net cash used in investing activities	(3,884)	(33,660)	(108,018)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,713	21,301	4,943
Purchase of noncontrolling interest	(3,759)	—	—
Tax benefit from the exercise of options	—	10,510	2,978
Payment of contingent liability	(16,402)	(6,270)	(8,475)
Common stock purchased for treasury	(86,005)	(135,637)	(142,228)
Net cash used by financing activities	(95,453)	(110,096)	(142,782)
Effect of exchange rate changes on cash and cash equivalents	(566)	(1,243)	(354)
Net increase (decrease) in cash and cash equivalents	53,701	(9,036)	(98,825)
Cash and cash equivalents – beginning of year	72,414	81,450	180,275
Cash and cash equivalents – end of year	$126,115	$72,414	$81,450
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$520	$469	$211
Income taxes	$55,384	$39,424	$49,829

See accompanying notes to consolidated financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies

[1]    Organization:

Steven Madden, Ltd. a Delaware corporation, and its subsidiaries, design, source, market and sell name brand and private label women's, men's and children's shoes, worldwide through its wholesale and retail channels under the Steve Madden Women's, Steve Madden Men's, Madden, Madden Girl, Steven, FREEBIRD by Steven, Superga (under license), Dolce Vita and Betsey Johnson brand names and through its wholesale channels under the Stevies, Report, B Brian Atwood, Mad Love and Blondo brand names. In addition, the Company designs, sources, markets and sells name brand and private label handbags and accessories to customers worldwide through its Wholesale Accessories segment, including the Big Buddha, Betsey Johnson, Madden Girl, Betseyville, Cejon, Steve Madden, Steven by Steve Madden, Luv Betsey and B Brian Atwood accessories brands. Revenue is generated predominantly through the sale of the Company's brand name and private label merchandise and certain licensed products. At December 31, 2016 and 2015, the Company operated 189 (including four e-commerce websites) and 169 (including four e-commerce websites) retail stores, respectively. Revenue is subject to seasonal fluctuations. See Note O for operating segment information.

[2]    Principles of consolidation:

The Consolidated Financial Statements include the accounts of Steven Madden, Ltd. and its wholly-owned subsidiaries Steven Madden Retail, Inc., Diva Acquisition Corp., Diva International, Inc., Madden Direct, Inc., Adesso Madden, Inc., Stevies, Inc., Daniel M. Friedman and Associates, Inc., Big Buddha, Inc., the Topline Corporation, Cejon, Inc., SML Holdings S.a.r.l., SML Canada Acquisition Corp., Madden International Ltd., DMF International Ltd., Asean Corporation Ltd., Dolce Vita Holdings, Inc., Trendy Imports S.A de C.V., Comercial Diecesiette S.A. de C.V., Maximus Designer Shoes S.A. de C.V., BA Brand Holdings LLC, BAI Holding, LLC and Mad Love LLC, a joint venture in which the Company acquired the remaining minority interest in 2016 (collectively the "Company"). The accounts of Dexascope Proprietary Ltd., a joint venture in South Africa in which the Company is the majority owner, BA Brand Holdings LLC, a joint venture in which the Company is the majority owner, and SPM Shoetrade Holding B.V., a joint venture in certain regions of Europe in which the Company is the majority owner, are included in the Consolidated Financial Statements with the other members' interests reflected in “Net (income) loss attributable to non-controlling interests” in the Consolidated Statements of Income and “Non-controlling interests” in the Consolidated Balance Sheets. All significant intercompany balances and transactions have been eliminated. Certain reclassifications were made to prior years' amounts to conform to the 2016 presentation.

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
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)

[4]    Cash equivalents:

Cash equivalents at December 31, 2016 and 2015 amounted to approximately $3,309 and $2,242, respectively, and consisted of money market accounts held primarily at three brokerage companies. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

[5]    Marketable securities:

Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to three years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders' equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the years ended December 31, 2016 and 2015, the amortization of bond premiums totaled $1,234 and $1,375, respectively. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk. The schedule of maturities at December 31, 2016 and 2015 are as follows:

	Maturities as of December 31, 2016		Maturities as of December 31, 2015
	1 Year or Less	1 to 10 Years	1 Year or Less	1 to 10 Years
Corporate bonds	$11,527	$70,559	$11,240	$88,465
Certificates of deposit	27,968	—	21,184	—
Total	$39,495	$70,559	$32,424	$88,465

For the year ended December 31, 2016, losses of $661 were reclassified from Accumulated Other Comprehensive Income and recognized in the Consolidated Statements of Income in Other Income as compared to gains of $67 for the year ended December 31, 2015. At December 31, 2016, current marketable securities included unrealized losses of $279 and long-term marketable securities included unrealized gains of $89 and unrealized losses of $118. At December 31, 2015, current marketable securities included unrealized losses of $530 and long-term marketable securities included unrealized gains of $52 and unrealized losses of $1,133.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)

During the first quarter of 2015, the Company recognized an impairment charge of $3,045 related to the Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows. The Company completed its annual impairment tests on goodwill and its remaining intangible assets during the third quarter of 2016, and no impairments were recognized. Goodwill and indefinite-lived intangible assets are assessed for impairment using either a qualitative or quantitative approach. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include historical financial performance, macroeconomic and industry conditions and legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company is currently amortizing its acquired intangible assets with definite useful lives over periods typically from two to ten years using the straight-line method.

[9]    Net Income Per Share of Common Stock:

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the years ended December 31, 2016, 2015 and 2014, options to purchase approximately 374,000, 26,000 and 290,000 shares of common stock, respectively, have been excluded in the calculation of diluted income per share as the result would have been anti-dilutive. For the years ended December 31, 2016, 2015 and 2014, all unvested restricted stock awards were dilutive.

[10]    Comprehensive Income:

Comprehensive income is the total of net earnings and all other non-owner changes in equity. Comprehensive income for the Company includes net income, foreign currency translation adjustments, cash flow hedging and unrealized gains and losses on marketable securities. The accumulated balances for each component of other comprehensive loss attributable to the Company are as follows:

	2016	2015
Currency translation adjustment	$(31,634)	$(29,487)
Cash flow hedges, net of tax	191	(315)
Unrealized loss on securities, net of tax	(308)	(1,611)
Accumulated other comprehensive loss	$(31,751)	$(31,413)

[11]    Advertising costs:

The Company expenses costs of print, radio and billboard advertisements as incurred. Advertising expenses included in operating expenses amounted to approximately $16,024 in 2016, $14,892 in 2015 and $13,872 in 2014.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
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

The Company licenses its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. We license the Stevies® trademark for use in connection with the manufacture, marketing and sale of outerwear exclusively to Target. In addition, the Company licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas and household goods. The Company also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission and a design fee on the purchases of the Company’s products. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and receivable on a quarterly basis. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher.

[13]    Taxes Collected From Customers:

The Company accounts for certain taxes collected from its customers in accordance with the accounting guidance which permits companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). Taxes within the scope of this accounting guidance would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. The Company records all taxes on a net basis.

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
December 31, 2016, 2015 and 2014
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

[16]    Warehouse and shipping costs:

The Company includes all warehouse and shipping costs for the Wholesale segment in the Operating Expenses line on the Consolidated Statements of Income. For the years ended December 31, 2016, 2015 and 2014, the total warehouse and distribution costs included in Operating Expenses were $27,079, $24,176 and $21,030 respectively. Since the Company's standard terms of sales are “FOB Steve Madden warehouse,” the Company's wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the Operating Expense line in the Consolidated Statements of Income.

[17]    Employee benefit plan:

The Company maintains a tax-qualified 401(k) plan which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company made discretionary matching contributions of 50% of employees' contributions up to a maximum of 6% of employees' compensation which vest to the employees over a period of time. Total matching contributions to the plan for 2016, 2015 and 2014 were approximately $1,633, $1,602 and $1,450, respectively.

[18]    Derivative Instruments:

The Company uses derivative instruments to manage its exposure to cash-flow variability from foreign currency risk. Derivatives are carried on the balance sheet at fair value and included in prepaid expenses and other current assets or accrued expenses. The Company applies cash flow hedge accounting for its derivative instruments. Net derivative gains and losses attributable to derivatives subject to cash flow hedge accounting reside in accumulated other comprehensive income (loss) and will be reclassified to earnings in future periods as the economic transactions to which the derivatives relate affect earnings. See Note K - Derivative Instruments.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)

recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. See Note M - Income Taxes.

[20]    Share-based Compensation:

The Company recognizes expense related to share-based payment transactions in which it receives employee services in exchange for equity instruments of the Company. Share-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Share-based compensation cost for stock options is measured at the grant date, based on the fair-value as calculated by the Black-
Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, estimated expected life and interest rates. The Company recognizes share-based compensation cost over the award’s requisite service period. The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Income if an incremental tax benefit is realized. See Note H - Stock- Based Compensation.

Note B – Acquisitions

Schwartz & Benjamin, Inc.

Subsequent to year end, in January 2017, the Company acquired all of the outstanding capital stock of Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC and DANIELBARBARA Enterprises LLC (together, "Schwartz & Benjamin"). The purchase price payable to the Sellers in the acquisition consists of (i) $15,750 in cash paid at closing, subject to a post-closing working capital adjustment, plus (ii) a cash earn-out payment based on the performance of Schwartz & Benjamin in each of the next six years (beginning on February 1 and ending on January 31 of each year) equal to, in the case of earn-out years one through four, 40% of the EBITDA (as defined in the Purchase Agreement) of Schwartz & Benjamin and, in the case of earn-out years five and six, 75% of the EBITDA of Schwartz & Benjamin. The sum of $1,000 of the purchase price was deposited into escrow at closing to secure potential indemnification obligations of the Sellers. Founded in 1923, Schwartz & Benjamin specializes in the design, sourcing and sale of licensed and private label footwear and distributes its fashion footwear to wholesale customers, including better department stores and specialty boutiques, as well as the retail stores of its brand partners.

Madlove, LLC

In June 2016, the Company paid $3,759 to acquire the remaining minority interest in Madlove, LLC ("Mad Love") thereby making Mad Love a wholly-owned subsidiary. Mad Love was formed as a joint venture in April 2011, in which the Company was the majority interest holder, had financial control and consolidated the financial statements of the joint venture. Mad Love designs and markets women’s footwear under the Mad Love label. The Company has accounted for the acquisition of the minority interest as an equity transaction.

SM Europe

In April 2016, the Company formed a joint venture ("SM Europe") with SPM Shoetrade Holding B.V. through its subsidiary, Steve Madden Europe B.V. The Company is the majority interest holder in SM Europe and controls the joint venture. SM Europe is the exclusive distributor of the Company's products in Albania, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Latvia, Lithuania, Luxembourg, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, Switzerland, and Tunisia. As the Company controls the joint venture and is the majority interest holder in SM Europe, the assets, liabilities and results of operations of SM Europe are included in the Company’s Consolidated Financial Statements. The other member's interest is reflected in “Net income attributable to noncontrolling interests” in the Consolidated Statements of Income and “Noncontrolling interests” in the Consolidated Balance Sheets.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note B – Acquisitions (continued)

Blondo

On January 23, 2015 the Company acquired the trademarks and other intellectual property and related assets of Blondo, a fashion-oriented footwear brand specializing in waterproof leather boots, from Regence Footwear Inc. and 3074153 Canada Inc. for a purchase price of approximately $9,129. The purchase price has been allocated as follows:

Inventory	$233
Other liabilities	(308)
Trademarks	7,196
Total fair value excluding goodwill	7,121
Goodwill	2,008

Net assets acquired	$9,129

Note C – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) that became effective on September 15, 2009. The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal in amounts of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of December 31, 2016, no borrowings or letters of credit were outstanding. As of December 31, 2015, there were borrowings of $0 and letters of credit of $337 were outstanding. The Company also pays Rosenthal a fee of 0.20% of the gross invoice amount submitted to Rosenthal. With respect to receivables related to the Company's private label business, the fee is 0.14% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations. Rosenthal services the collection of the Company's accounts receivable. Funds collected by Rosenthal are applied against advances owed to Rosenthal (if any), and the balance is due and payable to the Company, net of any fees. The allowance against “factor receivables” is a projected provision based on certain formulas and prior approvals for markdowns, allowances, discounts, advertising and other deductions that customers may deduct against their payments.
Note D – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock. Mr. Madden executed a secured promissory note in favor of the Company, for which a securities brokerage account maintained by Mr. Madden with his broker serves as collateral security. None of the securities held in the securities brokerage account are shares of the Company's common stock. There have been successive amendments of the secured promissory note, the most recent of which occurred on April 8, 2016, at which time the secured promissory note was amended to substitute the collateral securing the secured promissory note from shares of the Company's common stock to the security interest in Mr. Madden's securities brokerage account. Previously, on January 3, 2012, in connection with an amendment of Mr. Madden’s employment contract, the secured promissory note was amended and restated to extend the maturity date of the obligation to December 31, 2023 and to eliminate the accrual of interest after December 31, 2011. Prior to its January 3, 2012 amendment and restatement, the secured promissory note was accruing interest at the rate of 6% per annum. In addition, the secured promissory note, as amended, provides that, commencing on December 31, 2014, and annually on each December 31 thereafter through the maturity date, one-tenth of the principal amount thereof, together with accrued interest, will be cancelled by the Company, provided that Mr. Madden continues to be employed by the Company on each such December 31. Contemporaneously, the Company will release its security interest in a portion of the securities held in Mr. Madden's securities brokerage account generally correlating to the amount of indebtedness cancelled on such date. As of December 31, 2011, $1,090 of interest has accrued on the principal amount of the loan evidenced by the secured promissory note related to the period prior to the elimination of the accrual of interest and has been reflected on the Company’s Consolidated Financial

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note D – Note Receivable – Related Party (continued)
Statements. Pursuant to the elimination of further interest accumulation under the secured promissory note, the outstanding principal amount of the loan and the accrued interest as of December 31, 2016 has been discounted to reflect imputed interest, which will be amortized over the remaining life of the loan. For the years ended December 31, 2016, 2015 and 2014 the Company also recorded a charge in the amount of $409 for each year, respectively, to write-off the required one-tenth of the principal amount of the secured promissory note, which was partially offset by imputed interest income of $63, $71 and $156, respectively.
Note E – Fair Value Measurement
The accounting guidance under Accounting Standards Codification “Fair Value Measurements and Disclosures” (“ASC 820-10”) provides guidance for disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities, subject to fair value measurements, as of December 31, 2016 and 2015 are as follows:

		December 31, 2016
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,309	$3,309	$—	$—
Current marketable securities – available for sale	39,495	39,495	—	—
Long-term marketable securities – available for sale	70,559	70,559	—	—
Forward contracts	191	—	191	—
Total assets	$113,554	$113,363	$191	$—
Liabilities:
Contingent consideration	$7,948	$—	$—	$7,948
Total liabilities	$7,948	$—	$—	$7,948

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note E – Fair Value Measurement (continued)

		December 31, 2015
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,242	$2,242	$—	$—
Current marketable securities – available for sale	32,424	32,424	—	—
Long-term marketable securities – available for sale	88,465	88,465	—	—
Total assets	$123,131	$123,131	$—	$—
Liabilities:
Contingent consideration	24,775	—	—	24,775
Total liabilities	$24,775	$—	$—	$24,775

The majority of our level 3 balances consist of contingent consideration related to various acquisitions. The changes in our level 3 liabilities for the years ended December 31, 2016 and 2015 are as follows:

	Balance at January 1,	Payments	Accrued Interest	Acquisitions	Change in estimate	Foreign Currency Translation	Balance at December 31,
2016
Liabilities:
Contingent consideration	$24,775	(16,402)			(425)	—	$7,948

2015
Liabilities:
Contingent consideration	$38,633	(6,270)			(5,576)	(2,012)	$24,775

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows denominated in foreign currencies. Fair value of these instruments are based on observable market transactions of spot and forward rates.

The Company has recorded a liability for potential contingent consideration in connection with the December 30, 2014 acquisition of all of the outstanding capital stock of Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V., and Maximus Designer Shoes S.A. de C.V. (together "SM Mexico"). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Mexico, earn-out payments will be due annually to the seller of SM Mexico based on the financial performance of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of SM Mexico during the earn-out period. The current portion of the earn-out due, based on the twelve-month period ending December 31, 2016, approximates the recorded value. An earn-out payment of $3,482 for the period ended December 31, 2015 was paid to the seller of SM Mexico in the first quarter of 2016.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note E – Fair Value Measurement (continued)

The Company has recorded a liability for potential contingent consideration in connection with the August 13, 2014 acquisition of all of the outstanding capital stock of Dolce Vita Holdings, Inc. ("Dolce Vita"). Pursuant to the terms of an earn-out agreement between the Company and the sellers of Dolce Vita, earn-out payments will be due annually to the sellers of Dolce Vita based on the financial performance of Dolce Vita for each of the twelve-month periods ending on September 30, 2015 and 2016, inclusive, provided that the aggregate minimum earn-out payment shall be no less than $5,000. The earn-out payment of $1,019 for the period ended September 30, 2015 was paid to the sellers of Dolce Vita in the fourth quarter of 2015. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Dolce Vita during the earn-out period. A final earn-out payment of $8,355 for the period ended September 30, 2016 was paid to the sellers of Dolce Vita in the fourth quarter of 2016.

The Company has recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, “SM Canada”). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada, earn-out payments will be due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the 12-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. An earn-out payment of $2,798 for the period ended March 31, 2016 was paid to the seller of SM Canada in the second quarter of 2016.

The Company has recorded a liability for potential contingent consideration in connection with the May 25, 2011 acquisition of all of the outstanding shares of the capital stock of Cejon, Inc. and Cejon Accessories, Inc. and all of the outstanding membership interests in New East Designs, LLC (together, “Cejon”). Pursuant to the terms of an earn-out agreement between the Company and the sellers of Cejon, earn-out payments will be made annually to the sellers of Cejon, based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Cejon during the earn-out period. A final earn-out payment of $1,767 for the period ended June 30, 2016 was paid to the seller of Cejon in the third quarter of 2016.

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
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note F - Property and Equipment
The major classes of assets and total accumulated depreciation and amortization are as follows:

		December 31,
	Average Useful Life	2016	2015
Land and building		$767	$767
Leasehold improvements		79,165	76,844
Machinery and equipment	10 years	11,112	8,557
Furniture and fixtures	5 years	8,881	7,769
Computer equipment and software	3 to 5 years	57,855	50,861
		157,780	144,798
Less accumulated depreciation and amortization		(85,399)	(72,788)
Property and equipment - net		$72,381	$72,010

Depreciation and amortization expense related to property and equipment included in operating expenses amounted to approximately $14,346 in 2016, $13,237 in 2015 and $11,139 in 2014.
Note G – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of December 31, 2016 and 2015:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount
Balance at January 1, 2015	87,637	49,324	17,798	154,759
Acquisition of Blondo	2,008	—	—	2,008
Purchase accounting adjustment (1)	(14,665)	—	(1,916)	(16,581)
Translation and other	(1,962)	—	(1,127)	(3,089)
Balance at December 31, 2015	73,018	49,324	14,755	137,097
Translation and other	(757)	—	(629)	(1,386)
Balance at December 31, 2016	72,261	49,324	14,126	135,711
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
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note G – Goodwill and Intangible Assets (continued)

The following table details identifiable intangible assets as of December 31, 2016 and 2015:

	2016
	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$4,590	$3,335	$—	$1,255
Customer relationships	10 years	41,509	21,341	—	20,168
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,426	—	14
Re-acquired right	2 years	4,200	4,200	—	—
Other	3 years	14	14	—	—
		58,353	36,916	—	21,437
Re-acquired right	indefinite	35,200	9,539	—	25,661
Trade names	indefinite	100,333	—	3,045	97,288
		$193,886	$46,455	$3,045	$144,386
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note G – Goodwill and Intangible Assets (continued)

The amortization of intangible assets amounted to $5,522 for 2016, $6,145 for 2015 and $3,380 for 2014 and is included in operating expenses on the Company's Consolidated Statements of Income. The estimated future amortization expense for intangibles is as follows:

2017	$3,216
2018	3,085
2019	3,014
2020	2,230
2021	1,564
Thereafter	8,328
Total	$21,437

Note H – Stock-Based Compensation

In March 2006, the Board of Directors of the Company approved the Steven Madden, Ltd. 2006 Stock Incentive Plan (the “Plan”) under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The Company’s stockholders approved the Plan on May 26, 2006. The stockholders have subsequently approved successive amendments of the Plan, most recently on May 25, 2012, when the stockholders approved a third amendment to the Plan that increased the maximum number of shares that may be issued under the Plan to 23,466,000. The following table summarizes the number of shares of common stock authorized for use under the Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the Plan and the number of shares of common stock available for the grant of stock-based awards under the Plan:

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(20,315,000)
Common stock available for grant of stock-based awards as of December 31, 2016	3,151,000

In accordance with accounting guidance relating to stock-based compensation, the Company records compensation for all awards to employees based on the fair value of options and restricted stock on the date of grant. Equity-based compensation is included in operating expenses on the Company's Consolidated Statements of Income. For the years ended December 31, 2016, 2015 and 2014, total equity-based compensation was as follows:

	Years Ended December 31,
	2016	2015	2014
Restricted stock	$16,494	$15,543	$15,007
Stock options	3,015	3,155	4,253
Total	$19,509	$18,698	$19,260

For the years ended December 31, 2015 and 2014, the Company classified cash flows of $10,510 and $2,978, respectively, resulting from the tax benefits from tax deductions in excess of the compensation costs recognized for those options (tax benefits) as financing cash flows. During the third quarter of 2016, the Company adopted Accounting Standards Update No. 2016-09 ("ASU 2016-09"), Improvements to Employee Share-Based Payment Accounting which changes the accounting for certain aspects of share-based

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note H – Stock-Based Compensation (continued)
payments to employees (refer to Note Q). As a result of the adoption of ASU 2016-09, the Company classifies cash flows resulting from tax benefits as operating cash flows for the year ended December 31, 2016. For the year ended December 31, 2016, the Company realized a tax benefit from stock-based compensation of $5,244.

Stock Options

The total intrinsic value of options exercised during 2016, 2015 and 2014 amounted to $16,983, $12,433 and $6,351 respectively. During the years ended December 31, 2016, 2015 and 2014, 322,022 options with a weighted average exercise price of $32.37, 455,528 options with a weighted average exercise price of $27.27 and 537,276 options with a weighted average exercise price of $21.19 vested, respectively. As of December 31, 2016, there were unvested options relating to 596,982 shares of common stock with a total of $3,276 of unrecognized compensation cost and an average vesting period of 1.5 years.

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

	2016	2015	2014
Volatility	22% to 26%	22% to 28%	27% to 32%
Risk-free interest rate	0.86% to 1.90%	0.99% to 1.60%	1.06% to 1.80%
Expected life in years	3 to 5	3 to 5	3 to 5
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value	$7.11	$8.81	$9.90

Activity relating to stock options granted under the Company’s plans and outside the plans during the three years ended December 31, 2016 is as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note H – Stock-Based Compensation (continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,373,000	$17.01
Granted	489,500	34.69
Exercised	(340,000)	14.57
Expired/Forfeited	(94,500)	28.77
Outstanding at December 31, 2014	3,428,000	19.48
Granted	69,000	36.59
Exercised	(1,460,000)	14.59
Expired/Forfeited	(21,000)	28.49
Outstanding at December 31, 2015	2,016,000	23.51
Granted	262,000	33.86
Exercised	(746,000)	14.36
Expired/Forfeited	(33,000)	30.59
Outstanding at December 31, 2016	1,499,000	$29.72	3.3 years	$9,042
Exercisable at December 31, 2016	902,000	$27.02	2.5 years	$7,873

The following table summarizes information about stock options at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$14.99 to $20.07	323,167	1.0	$17.34	323,167	$17.34
$21.17 to $26.95	7,750	2.4	23.95	7,750	23.95
$27.03 to $30.72	377,444	3.1	29.33	246,885	29.24
$31.35 to $36.59	722,133	4.3	34.72	296,293	34.76
$36.68 to $41.95	68,506	4.2	38.18	27,905	38.15
	1,499,000	3.3	$29.72	902,000	$27.02

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note H – Stock-Based Compensation (continued)

Restricted Stock

The following table summarizes restricted stock activity during the three years ended December 31, 2016:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2014	4,257,000	$24.24
Granted	182,000	34.88
Vested	(345,000)	24.11
Forfeited	(27,000)	29.34
Outstanding at December 31, 2014	4,067,000	24.69
Granted	361,000	35.71
Vested	(304,000)	23.24
Forfeited	(69,000)	34.23
Outstanding at December 31, 2015	4,055,000	25.32
Granted	434,000	34.30
Vested	(276,000)	30.28
Forfeited	(22,000)	33.45
Outstanding at December 31, 2016	4,191,000	$25.93

As of December 31, 2016, there was $69,606 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average period of 5.9 years.

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. The fair value of the restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $9,758, $6,980 and $8,317, respectively.

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment of Mr. Madden’s existing employment agreement, pursuant to which, on February 8, 2012, Mr. Madden was granted 1,463,057 restricted shares of the Company’s common stock at the then market price of $27.34, which will vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. On June 30, 2012, Mr. Madden exercised his right under his employment agreement to receive an additional restricted stock award, and, on July 3, 2012, he was granted 1,893,342 restricted shares of the Company's common stock at the then market price of $21.13, which will vest in equal annual installments over a six-year period commencing on December 31, 2018 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. On August 8, 2016, pursuant to the employment agreement, Mr. Madden was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of $34.42 per share, which option is exercisable in equal quarterly installments commencing on November 8, 2016.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note I - Preferred Stock
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

Note J - Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase, most recently on February 22, 2016 when the Board of Directors approved the extension of the Share Repurchase Program for an additional $136,000 in repurchases of the Company's common stock. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the twelve months ended December 31, 2016, an aggregate of 2,141,823 shares of the Company's common stock was repurchased under the Share Repurchase Program, at an average price per share of $35.11, for an aggregate purchase price of approximately $75,196. As of December 31, 2016, approximately $117,374 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. During the twelve months ended December 31, 2016, an aggregate of 295,362 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, at an average price per share of $36.60, for an aggregate purchase price of approximately 10,809.

Note K - Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The forward foreign exchange contracts will be used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory and are designated as cash flow hedging instruments. The Company enters into forward contracts with terms of no more than two years. As of December 31, 2016, $191 of gains related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of December 31, 2016, the fair value of the Company's foreign currency derivatives, which is included on the Consolidated Balance Sheet in other assets, was $273. As of December 31, 2015, $315 of losses related to cash flow hedges were recorded in accumulated other comprehensive income, net of taxes and were recognized in earnings at the same time the hedged items affected earnings. As of December 31, 2016 and 2015, none of the Company's hedging activities were considered ineffective and thus no gains and losses relating to ineffectiveness on its hedging activities were recognized in the Consolidated Statements of Income. For the year ended December 31, 2016 losses of $472 were reclassified from accumulated other comprehensive income and recognized in the Consolidated Statements of Income in cost of sales as compared to losses of $2,353 for the year ended December 31, 2015.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note L - Operating Leases

The Company leases office, showroom, warehouse and retail facilities under noncancelable operating leases with terms expiring at various times through 2026. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

2017	$41,281
2018	37,798
2019	35,236
2020	33,703
2021	29,209
Thereafter	71,031
Total	$248,258

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes. Rent expense for the years ended December 31, 2016, 2015 and 2014 was approximately $52,294, $47,710 and $43,608, respectively. Included in such amounts are contingent rents of $238, $157 and $84 in 2016, 2015 and 2014, respectively.

Rent expense is calculated by amortizing total base rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

Note M - Income Taxes

The components of income before income taxes are as follows:

	2016	2015	2014
Domestic	$110,526	$81,785	$85,988
Foreign	60,474	90,681	85,405
	$171,000	$172,466	$171,393

The income tax provision (benefit) consists of the following:

	2016	2015	2014
Current:
Federal	$47,655	$24,838	$29,933
State and local	6,063	4,136	4,244
Foreign	3,270	13,960	15,167
	56,988	42,934	49,344
Deferred:
Federal	(7,050)	16,976	10,229
State and local	153	1,961	(2,014)
Foreign	(365)	(3,060)	1,205
	(7,262)	15,877	9,420
	$49,726	$58,811	$58,764

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note M - Income Taxes (continued)

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

	December 31,
	2016	2015	2014
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
Effects of foreign operations	(5.3)	(3.6)	(2.7)
Stock-based compensation	(3.0)	—	—
State and local income taxes - net of federal income tax benefit	2.0	1.7	1.1
Nondeductible items	0.2	0.1	0.2
Valuation allowance (reversal)	—	—	(0.1)
Other	0.2	0.9	0.8
Effective rate	29.1%	34.1%	34.3%

The Company applies the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

In accordance with accounting guidance, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as income tax expense on the Consolidated Statements of Income. The Company determines the amount of interest expense to be recognized by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken on a tax return. The Company's tax years 2013 through 2016 remain open to examination by most taxing authorities. During 2016, the U.S. Internal Revenue Service ("IRS") commenced an audit of the Company's 2014 U.S. income tax return. As of December 31, 2016 the audit remains open and the Company is working with the IRS on open matters. Management believes that adequate provisions have been made for any adjustments that may result from the audit. The Company does not have any material unrecognized tax benefits recorded as of December 31, 2016 and 2015.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note M - Income Taxes (continued)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Current deferred tax assets (liabilities):
Receivable allowances	$8,800	$7,932
Inventory	2,202	2,237
Unrealized loss	—	1,096
Accrued expenses	751	796
Other	2,232	2,331
Gross current deferred tax assets	13,985	14,392

Non-current deferred tax assets (liabilities)
Depreciation and amortization	(19,264)	(16,045)
Deferred compensation	17,569	14,936
Unremitted earnings of foreign subsidiaries	(31,262)	(39,494)
Deferred rent	5,327	4,585
Amortization of goodwill	(6,640)	(3,749)
Unrealized loss	177	(80)
Net carryforwards	1,172	—
Other	1,283	437
	(31,638)	(39,410)
Net deferred tax (liabilities)	$(17,653)	$(25,018)

The Company's consolidated financial statements provide for any related tax liability on amounts that may be repatriated from foreign operations, aside from undistributed earnings of certain of the Company's foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. The deferred tax liability of $31,262 and $39,494 for the years ended December 31, 2016 and 2015, respectively, reflects the amounts that may be repatriated from foreign operations. The total amount of indefinitely reinvested earnings of foreign subsidiaries as of December 31, 2016 and 2015 was $134,249 and $85,147, respectively. Accordingly, no provision has been made for United States income taxes that may become payable if those undistributed earnings of foreign subsidiaries are paid as dividends. If such amounts were not indefinitely reinvested, the Company would incur approximately $26,615 in taxes that were not previously provided for in our consolidated statements of income.

Note N – Commitments, Contingencies and Other

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note N – Commitments, Contingencies and Other (continued)

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

[2]    Employment agreements:

Robert Schmertz. On June 4, 2015, Robert Schmertz, the Company's Brand Director, submitted his resignation of employment to the Company effective immediately. A separation agreement dated June 4, 2015 between Mr. Schmertz and the Company provides to Mr. Schmertz, among other things, a severance of $381, which was paid to him at regular intervals from the date of his resignation through December 31, 2016.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note N – Commitments, Contingencies and Other (continued)

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

Amelia Newton Varela. On December 30, 2016, the Company entered into a new employment agreement with Amelia Newton Varela, the Company’s President and a member of the Board of Directors of the Company, to replace an existing employment agreement that expired on December 31, 2016. The agreement, which expires on December 31, 2019, provides for an annual salary of $630 through December 31, 2017, $650 in 2018 and $670 in 2019. In addition, pursuant to her new employment agreement, on January 3, 2017, Ms. Varela was granted an option to purchase 100,000 shares of the Company's common stock at an exercise price of $35.75. The option, which was granted under the Company’s 2006 Stock Incentive Plan, as amended, will vest in four equal annual installments on each anniversary of the date of grant, commencing on January 3, 2018. The agreement provides to Ms. Varela the opportunity for an annual performance-based bonus for the fiscal years ended December 31, 2017, 2018 and 2019.

Awadhesh Sinha. On December 30, 2016, the Company entered into a new employment agreement with Awadhesh Sinha, the Company's Chief Operating Officer, to replace an existing employment agreement that expired at the end of 2016. The new agreement, which remains in effect until December 31, 2019, provides for an annual salary of $681, $702, and

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note N – Commitments, Contingencies and Other (continued)

$723 for the three years ended December 31, 2017, 2018, and 2019 and provides to Mr. Sinha the opportunity for annual cash and share based incentive bonuses. In addition, pursuant to his new employment agreement, on January 3, 2017, Mr. Sinha received a grant of 28,169 shares of the Company's common stock subject to certain restrictions. The restricted shares received by Mr. Sinha were issued under the Company's 2006 Stock Incentive Plan, as amended, and will vest in equal annual installments over a three-year period on each of December 15, 2017, December 15, 2018, and December 15, 2019.

Karla Frieders. On September 4, 2015, the Company entered into a new employment agreement with Karla Frieders in connection with Ms. Frieders' appointment to the newly-created position of Chief Merchandising Officer of the Company. The agreement, which remains in effect until February 28, 2017, provides to Ms. Frieders an annual salary of $440 throughout the term of the agreement and an annual performance-based bonus for the fiscal years ending December 31, 2015 and 2016 in an amount to be determined at the discretion of the Company.

Michael Paradise. On April 5, 2016, the Company entered into a new employment agreement with Michael Paradise, the Company's Executive Vice President - Legal Counsel. The agreement, which remains in effect until December 31, 2018, provides to Mr. Paradise an annual salary of $400 subject to periodic increases as determined by the Board of Directors, and an annual performance-based bonus for the fiscal years ending December 31, 2016, December 31, 2017 and December 31, 2018 in an amount to be determined at the discretion of the Company. The agreement also provides Mr. Paradise with a signing bonus in the amount of $250. In addition, pursuant to his employment agreement, on June 1, 2016, Mr. Paradise received a grant of 7,217 shares of the Company's common stock subject to certain restrictions. The restricted shares received by Mr. Paradise were issued under the Company's 2006 Stock Incentive Plan, as amended, and will vest in equal annual installments over a four-year period on each of June 1, 2017, June 1, 2018, June 1, 2019 and June 1, 2020.

[3]    Letters of credit:
At December 31, 2016, the Company had no open letters of credit for the purchase of imported merchandise.
[4]    License agreements:

On March 1, 2014, the Company entered into a license agreement with ABG Juicy Couture, LLC, under which the Company has the right to use the Juicy Couture® trademark in connection with the sale and marketing of women's footwear. The agreement requires the Company to pay the licensor a royalty equal to a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved. The initial term of the agreement is effective through December 31, 2018. Subsequently, in February 2017, the initial agreement was amended to terminate, effective as of December 31, 2016.
On February 9, 2011, the Company entered into a license agreement with Basic Properties America Inc. and BasicNet S.p.A, under which the Company has the right to use the Superga® trademark in connection with the sale and marketing of women's footwear. The agreement requires the Company to pay the licensor a royalty equal to a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved. The agreement was amended on April 11, 2013 to extend the term of the agreement through December 31, 2022.

Future minimum royalty payments are $1,270 for 2017 and $1,000 per year for years 2018 through 2022. Royalty expenses are included in the “cost of goods sold” section of the Company's Consolidated Statements of Income.

[5]    Related Party Transactions:
On February 23, 2012, the Company entered into an agreement (the "2012 Consulting Agreement") with JLM Consultants, Inc., a company wholly-owned by John Madden, now deceased, formerly a director of the Company and the brother of Steven Madden, the Company's founder and Creative and Design Chief. The 2012 Consulting Agreement, replaced an

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note N – Commitments, Contingencies and Other (continued)
earlier consulting agreement between the Company and JLM Consultants, Inc. that had expired by its terms on December 31, 2005 but under which JLM Consultants, Inc. had continued to provide consulting services for the consideration provided therein. Under the 2012 Consulting Agreement, John Madden and JLM Consultants, Inc. provided consulting services to the Company with respect to the development of international sales of the Company. As a result of the passing of Mr. Madden on October 26, 2015, the 2012 Consulting Agreement terminated and the consulting services formerly provided by Mr. Madden and JLM Consultants under the 2012 Consulting Agreement are now being performed by employees of the Company. JLM Consultants, Inc. received no fees during 2016 and received fees and expenses of $1,373 and $1,240 in 2015 and 2014, respectively, pursuant to the 2012 Consulting Agreement. Subsequent to 2011, Mr. Madden no longer received fees for his service as a director of the Company.

[6]    Concentrations:
The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company's marketable securities are principally held at three brokerage companies.
During the year ended December 31, 2016, the Company did not purchase more than 10% of its merchandise from any single supplier. Total product purchases from China for the year ended December 31, 2016 were approximately 87%.
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
For the year ended December 31, 2016, Target, Inc. represented 12.0% of net sales and 16.9% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total net sales or 10% of total accounts receivable.
For the year ended December 31, 2015, Target, Inc. represented 12.2% of net sales and 16.7% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total net sales or 10% of total accounts receivable.
For the year ended December 31, 2014, Target, Inc. represented 10.5% of net sales and 12.8% of total accounts receivable. The Company did not have any customers who accounted for more than 10% of total net sales or 10% of total accounts receivable.
Purchases are made primarily in United States dollars.

[7]    Valuation and qualifying accounts:
The following is a summary of the allowance for chargebacks and doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount due from factor:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note N – Commitments, Contingencies and Other (continued)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2016
Allowance for doubtful accounts	$200	$5	$61	$144
Allowance for chargebacks	19,040	67,649	67,551	19,138
Returns	4,822	5,169	7,442	2,549
Year ended December 31, 2015
Allowance for doubtful accounts	203	162	165	200
Allowance for chargebacks	18,199	76,085	75,244	19,040
Returns*	5,160	5,868	6,206	4,822
Year ended December 31, 2014
Allowance for doubtful accounts	119	234	150	203
Allowance for chargebacks	17,040	52,265	51,106	18,199
Returns*	$3,253	$5,648	$3,741	$5,160

* The return reserve does not take into consideration the Company's ability to resell returned products.

Note O – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and worldwide (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide (via our International business), from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from Albania, Austria, Belgium, Bulgaria, Canada, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Latvia, Lithuania, Luxembourg, Mexico, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, Switzerland, and Tunisia and, under special distribution arrangements in various other territories within Asia, Australia, Europe, the Middle East, India, South and Central America and New Zealand. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada, Mexico and South Africa and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. We license the Stevies® trademark for use in connection with the manufacture, marketing and sale of outerwear exclusively to Target. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas, and household goods. The Licensing segment also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note O – Operating Segment Information (continued)

Year ended	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Corporate	Consolidated
December 31, 2016:
Net sales	$881,864	$254,931	$1,136,795	$262,756	$—	$—	$—	$1,399,551
Gross profit	279,836	84,421	364,257	157,726	—	—	—	521,983
Commissions and licensing fees – net	—	—	—	—	3,824	8,060	—	11,884
Income from operations	101,214	39,032	140,246	17,046	3,824	8,060	—	169,176
Depreciation and amortization			11,734	9,087	281	—	—	21,102
Segment assets	$611,145	$235,677	846,822	118,168	8,057	—	—	973,047
Capital expenditures			$5,990	$9,907	$—	$—	$—	$15,897
December 31, 2015:
Net sales	$898,364	$266,563	$1,164,927	$240,312	$—	$—	$—	$1,405,239
Gross profit	265,822	88,361	354,183	146,309	—	—	—	500,492
Commissions and licensing fees – net	—	—	—	—	6,795	9,852	$—	16,647
Income from operations	95,621	39,678	135,299	19,702	6,795	9,852	—	171,648
Depreciation and amortization			12,624	7,897	236	—	—	20,757
Segment assets	$581,725	$209,213	790,938	107,661	15,786	—	—	914,385
Capital expenditures			$7,237	$12,222	$—	$—	$—	$19,459
December 31, 2014
Net sales	$881,041	$246,608	$1,127,649	$207,302	$—	$—	$—	$1,334,951
Gross profit	259,764	84,640	344,404	124,596	—	—	—	469,000
Commissions and licensing fees – net	—	—	—	—	6,438	7,285	—	13,723
Income from operations	105,593	38,773	144,366	9,553	6,438	7,285	—	167,642
Depreciation and amortization			7,963	6,887	227	—	—	15,077
Segment assets	$581,799	$210,250	792,049	104,744	14,442	—	—	911,235
Capital expenditures			$10,188	$8,153	$—	$—	$—	$18,341

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note O – Operating Segment Information (continued)
Revenues by geographic area are as follows:

	Year Ended December 31,
	2016	2015	2014
Domestic (a)	$1,258,983	$1,255,668	$1,221,771
International	140,568	149,571	113,180
Total	$1,399,551	$1,405,239	$1,334,951
(a) Includes revenues of $315,566, $329,089 and $323,342 for the years ended 2016, 2015 and 2014 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our International subsidiary.

Note P - Quarterly Results of Operations (unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015:

	March 31,	June 30,	September 30,	December 31,
2016:
Net sales	$329,357	$325,402	$408,384	$336,408
Cost of sales	213,155	204,357	253,876	206,180
Gross profit	116,202	121,045	154,508	130,228
Commissions, royalty and licensing fee income - net	2,171	2,826	5,358	1,529
Net income attributable to Steven Madden, Ltd.	$23,659	$24,737	$43,767	$28,748
Net income per share:
Basic	$0.41	$0.43	$0.77	$0.51
Diluted	$0.39	$0.41	$0.74	$0.49
2015:
Net sales	$323,945	$323,582	$413,462	$344,250
Cost of sales	212,567	207,436	264,691	220,053
Gross profit	111,378	116,146	148,771	124,197
Commissions, royalty and licensing fee income - net	3,918	3,127	6,643	2,959
Net income attributable to Steven Madden, Ltd.	$19,824	$24,503	$42,885	$25,726
Net income per share:
Basic	$0.33	$0.41	$0.73	$0.44
Diluted	$0.32	$0.40	$0.70	$0.43
Note Q - Recent Accounting Pronouncements

Recently Adopted

In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-09 ("ASU 2016-09"), Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition in the income statement of the income tax effects of vested or settled awards. Further, the guidance requires that the recognition of anticipated tax windfalls/shortfalls be excluded in the calculation of assumed proceeds when applying the treasury stock method. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note Q - Recent Accounting Pronouncements (continued)

than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The Company elected to adopt the provisions of ASU 2016-09 in the third quarter of 2016. According to the provisions of ASU 2016-09, if an entity adopts the provisions early, all adjustments should be reflected as of the beginning of the fiscal year of adoption. As a result of the adoption of this guidance in 2016, the Company recognized a tax benefit of $5,244 in the Consolidated Statements of Income for the year ended December 31, 2016. Lastly, the Company elected to not change its accounting policy to account for forfeitures as they occur and, as a result, the Company will continue to estimate forfeitures.

Not Yet Adopted

In January 2017, the FASB issued Accounting Standards Update 2017-04 ("ASU 2017-04"), Simplifying the Test for Goodwill Impairment. ASU 2017-04 changes the methodology of applying the quantitative approach during interim or annual impairment testing. The guidance is effective in fiscal years beginning after December 15, 2020. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. The guidance is effective in 2018 with early adoption permitted. We are currently evaluating the timing of adoption of this guidance, however, the guidance is not expected to have a material impact on our financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13 ("ASU 2016-13"), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU 2016-02"), Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures and, while we have not completed the analysis, we expect it will have a material impact on our Consolidated Balance Sheets.

In January 2016, the FASB issued Accounting Standards Update 2016-01 ("ASU 2016-01"), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In November 2015, the FASB issued Accounting Standards Update 2015-17 ("ASU 2015-17"), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies current guidance and requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. ASU 2015-17 can be applied either prospectively or retrospectively and is effective for periods beginning after December 15, 2016, with early adoption permitted. The guidance will be effective for the Company’s annual and interim reporting periods beginning January 1, 2017; however, the guidance is not expected to have a material impact on our financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
($ in thousands, except share and per share data)

Note Q - Recent Accounting Pronouncements (continued)

In July 2015, the FASB issued Accounting Standards Update 2015-11 ("ASU 2015-11"), Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The guidance will be effective for the Company’s annual and interim reporting periods beginning January 1, 2017; however, the guidance is not expected to have a material impact on our financial statements.

In May 2014, the FASB issued new accounting guidance, Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of the standard. The Company is currently evaluating the impact of the new guidance on our financial statements and related disclosures.

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
4.01
Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 8, 2013)

10.01
Third Amended and Restated Secured Promissory Note dated as of June 25, 2007 of Steven H. Madden to the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 9, 2012)

10.02
First Allonge to Third Amended and Restated Secured Promissory Note made as of April 8, 2016 between the Company and Steven H. Madden (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 6, 2016)

10.03
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

10.04
Amendment to Collection Agency Agreement dated February 16, 2010 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the SEC on March 12, 2010)

10.05
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.06
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.07
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.08
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.09
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.10
Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.11
Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.12
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2005)

10.13
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2009)

10.14
Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012)

10.15
Third Amendment dated April 8, 2016 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 6, 2016)

10.16
Employment Agreement dated January 1, 1998 between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000 filed with the SEC on March 30, 2001)#

10.17
Amendment No. 1 dated June 29, 2001 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed August 14, 2001)#

10.18
Amendment No. 2 dated October 30, 2002 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 filed with the SEC on November 14, 2002)#

10.19
Amendment No. 3 dated February 1, 2006 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2006)#

10.20
Amendment No. 4 dated October 7, 2009 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 13, 2009)#

10.21
Amendment No. 5 dated February 8, 2012 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)#

10.22
Amendment No. 6 dated February 2, 2015 to Employment Agreement of Arvind Dharia between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)#

10.23
Employment Agreement dated December 30, 2016 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2017)#

10.24
Employment Agreement dated March 11, 2015 between the Company and Robert Schmertz (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 16, 2015)#

10.25
Employment Agreement dated January 10, 2014 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2017)#

10.26
Employment Agreement dated September 4, 2015 between the Company and Karla Frieders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 10, 2015)#

10.27
Employment Agreement dated December 31, 2015 between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2016)#

10.28
First Amendment dated May 16, 2016 to Employment Agreement dated December 31, 2015 between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2016)#

10.29	Employment Agreement dated April 5, 2016 between the Company and Michael Paradise#†
10.30
2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), amended by the Board on April 5, 2012 and approved and adopted by the Company's stockholders on May 25, 2012 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013)#

21.01	Subsidiaries of the Registrant†
23.01	Consent of EisnerAmper LLP†
24.01	Power of Attorney (included on signature page hereto)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
99.01	Press Release, dated February 28, 2017, issued by Steven Madden, Ltd.†
101
The following materials from Steven Madden, Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

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