Form 10-Q
period 2017-03-31
STEVEN MADDEN, LTD.
filed 2017-05-09
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒

As of May 8, 2017, the latest practicable date, there were 59,451,007 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
March 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2017	December 31, 2016	March 31, 2016
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,261	$126,115	$70,905
Accounts receivable, net of allowances of $2,721, $1,622 and $2,144	47,052	56,790	28,903
Factor accounts receivable, net of allowances of $18,366, $20,209 and $18,143	185,414	144,168	188,233
Inventories	96,973	119,824	80,356
Marketable securities – available for sale	45,682	39,495	34,419
Prepaid expenses and other current assets	22,623	26,351	27,199
Prepaid taxes	10,472	15,928	14,548
Total current assets	502,477	528,671	444,563
Note receivable – related party	2,555	2,644	2,903
Property and equipment, net	74,747	72,381	72,727
Deposits and other	4,753	4,710	4,748
Marketable securities – available for sale	53,298	70,559	87,575
Deferred taxes	1,813	1,813	594
Goodwill – net	152,449	135,711	138,096
Intangibles – net	151,878	144,386	150,546
Total Assets	$943,970	$960,875	$901,752
LIABILITIES
Current liabilities:
Accounts payable	$70,896	$80,584	$86,831
Accrued expenses	63,496	86,635	47,409
Contingent payment liability – current portion	8,780	7,948	16,351
Accrued incentive compensation	2,224	7,960	1,774
Total current liabilities	145,396	183,127	152,365
Contingent payment liability	23,050	—	4,941
Deferred rent	14,739	14,578	12,217
Deferred taxes	19,513	19,466	26,173
Other liabilities	2,450	2,632	2,390
Total Liabilities	205,148	219,803	198,086
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 86,655, 86,417 and 85,945 shares issued, 59,736, 60,410 and 61,983 shares outstanding	6	6	6
Additional paid-in capital	360,431	353,443	337,850
Retained earnings	1,037,911	1,017,753	916,801
Accumulated other comprehensive loss	(29,416)	(31,751)	(24,725)
Treasury stock – 26,919, 26,007 and 23,962 shares at cost	(631,745)	(598,584)	(526,613)
Total Steven Madden, Ltd. stockholders’ equity	737,187	740,867	703,319
Noncontrolling interest	1,635	205	347
Total stockholders’ equity	738,822	741,072	703,666
Total Liabilities and Stockholders’ Equity	$943,970	$960,875	$901,752
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$366,387	$329,357
Cost of sales	233,669	213,155
Gross profit	132,718	116,202

Commission and licensing fee income – net	3,927	2,171
Operating expenses	(105,865)	(88,493)
Income from operations	30,780	29,880
Interest and other income (expense) – net	684	(176)
Income before provision for income taxes	31,464	29,704
Provision for income taxes	10,942	5,808
Net income	20,522	23,896
Net income attributable to noncontrolling interest	364	237
Net income attributable to Steven Madden, Ltd.	$20,158	$23,659

Basic net income per share	$0.36	$0.41

Diluted net income per share	$0.35	$0.39

Basic weighted average common shares outstanding	55,828	57,709
Effect of dilutive securities – options/restricted stock	2,375	2,544
Diluted weighted average common shares outstanding	58,203	60,253
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended March 31, 2017
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$20,522
Other comprehensive income (loss):
Foreign currency translation adjustment	$2,411	$—	2,411
Gain or (loss) on cash flow hedging derivatives	(307)	66	(241)
Unrealized gain (loss) on marketable securities	260	(95)	165
Total other comprehensive income (loss)	$2,364	$(29)	2,335

Comprehensive income			22,857
Comprehensive income attributable to noncontrolling interests			364
Comprehensive income attributable to Steven Madden, Ltd.			$22,493

	Three Months Ended March 31, 2016
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$23,896
Other comprehensive income (loss):
Foreign currency translation adjustment	$5,153	$—	5,153
Gain or (loss) on cash flow hedging derivatives	663	(242)	421
Unrealized gain (loss) on marketable securities	1,754	(640)	1,114
Total other comprehensive income (loss)	$7,570	$(882)	6,688

Comprehensive income			30,584
Comprehensive income attributable to noncontrolling interests			237
Comprehensive income attributable to Steven Madden, Ltd.			$30,347
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$20,522	$23,896
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,176	4,927
Depreciation and amortization	5,221	5,201
Loss on disposal of fixed assets	930	—
Deferred taxes	(962)	(3,202)
Accrued interest on note receivable - related party	(14)	(16)
Deferred rent expense	161	204
Realized (gain) loss on sale of marketable securities	(20)	779
Changes in fair value on contingent liability	832	—
Bad debt expense from bankruptcy	7,500	—
Changes, net of acquisitions, in:
Accounts receivable	13,549	14,270
Factor accounts receivable	(41,246)	(33,022)
Notes receivable - related party	103	103
Inventories	35,549	21,724
Prepaid expenses, prepaid taxes, deposits and other	12,907	1,501
Accounts payable and accrued expenses	(45,777)	(17,655)
Accrued incentive compensation	(5,736)	(4,367)
Other liabilities	(182)	902
Net cash provided by operating activities	8,513	15,245

Cash flows from investing activities:
Acquisitions, net of cash acquired	(17,396)	—
Capital expenditures	(3,293)	(4,384)
Purchases of marketable securities	(5,301)	(3,497)
Maturity/sale of marketable securities	16,593	4,534
Net cash used in investing activities	(9,397)	(3,347)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,812	3,678
Payment of contingent liability	—	(3,483)
Common stock purchased for treasury	(33,161)	(14,034)
Net cash used in financing activities	(31,349)	(13,839)
Effect of exchange rate changes on cash and cash equivalents	379	432
Net (decrease) in cash and cash equivalents	(31,854)	(1,509)
Cash and cash equivalents – beginning of period	126,115	72,414
Cash and cash equivalents – end of period	$94,261	$70,905
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2017
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2017 presentation. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2016 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 28, 2017.
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

Note C – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of March 31, 2017 and 2016, no borrowings were outstanding and there were no open letters of credit. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations.
Note D – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to four years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. The amortization of bond premiums totaled $308 for the three months ended March 31, 2017 and 2016. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. The schedule of maturities at March 31, 2017 and December 31, 2016 are as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2017
($ in thousands except share and per share data)

Note D – Marketable Securities (continued)

	Maturities as of March 31, 2017		Maturities as of December 31, 2016
	1 Year or Less	1 to 4 Years	1 Year or Less	1 to 4 Years
Corporate bonds	$17,438	$53,298	$11,527	$70,559
Certificates of deposit	28,244	—	27,968	—
Total	$45,682	$53,298	$39,495	$70,559
For the three months ended March 31, 2017, gains of $26 and losses of $6 were reclassified from accumulated other comprehensive income and recognized in the income statement in interest and other income compared to losses of $779 for the comparable period in 2016. For the three month period ended March 31, 2017, current marketable securities included unrealized gains of $2 and unrealized losses of $208 and long-term marketable securities included unrealized gains of $109 and unrealized losses of $45. For the comparable period in 2016, current marketable securities included unrealized losses of $443 while long-term marketable securities included unrealized gains of $296 and unrealized losses of $350.
Note E – Fair Value Measurement
The accounting guidance under Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2017 and December 31, 2016 are as follows:

		March 31, 2017
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,311	$3,311	$—	$—
Current marketable securities – available for sale	45,682	45,682	—	—
Long-term marketable securities – available for sale	53,298	53,298	—	—
Forward contracts	12	—	12	—
Total assets	$102,303	$102,291	$12	$—
Liabilities:
Contingent consideration	$31,830	$—	$—	$31,830
Total liabilities	$31,830	$—	$—	$31,830

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2017
($ in thousands except share and per share data)

Note E – Fair Value Measurement (continued)

		December 31, 2016
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

Our level 3 balances consist of contingent consideration related to various acquisitions. The changes in our level 3 assets and liabilities for the periods ended March 31, 2017 and December 31, 2016 are as follows:

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at March 31,
2017
Liabilities:
Contingent consideration	$7,948	—	23,050	832	$31,830

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at December 31,
2016
Liabilities:
Contingent consideration	$24,775	(16,402)	—	(425)	$7,948

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows (see Note M). Fair value of these instruments is based on observable market transactions of spot and forward rates.

The Company has recorded a liability for potential contingent consideration in connection with the January 30, 2017 acquisition of all of the outstanding capital stock of Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC and DANIELBARBARA Enterprises LLC (together, "Schwartz & Benjamin"). Pursuant to the terms of an earn-out agreement between the Company and the sellers of Schwartz & Benjamin, earn-out payments, if achieved, are due annually to the sellers of Schwartz & Benjamin based on the financial performance of Schwartz & Benjamin for each of the twelve-month periods ending on January 31, 2018 through 2023, inclusive. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of Schwartz & Benjamin during the earn-out period.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2017
($ in thousands except share and per share data)

Note E – Fair Value Measurement (continued)

The Company has recorded a liability for potential contingent consideration in connection with the December 30, 2014 acquisition of all of the outstanding capital stock of Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V. and Maximus Designer
Shoes S.A. de C.V. (together, "SM Mexico"). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Mexico, earn-out payments, if achieved, are due annually to the seller of SM Mexico based on the financial performance of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016, inclusive. The fair value of the contingent payments was estimated using the present value of payments based on management’s projections of the financial results of SM Mexico during the earn-out period. The current portion of the earn-out due, based on the twelve-month period ending December 31, 2016, approximates the recorded value. An earn-out payment of $3,482 for the period ended December 31, 2015 was paid to the seller of SM Mexico in the first quarter of 2016.

The Company has recorded a liability for potential contingent consideration in connection with the August 13, 2014 acquisition of all of the outstanding capital stock of Dolce Vita Holdings, Inc. ("Dolce Vita"). Pursuant to the terms of an earn-out agreement between the Company and the seller of Dolce Vita, earn-out payments are due annually to the seller of Dolce Vita based on the financial performance of Dolce Vita for each of the twelve-month periods ending on September 30, 2015 and 2016, inclusive, provided that the aggregate minimum earn-out payment shall be no less than $5,000. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of Dolce Vita during the earn-out period. The first earn-out payment of $1,019 for the period ended September 30, 2015 was paid to the seller of Dolce Vita in the fourth quarter of 2015. A final earn-out payment of $8,355 for the period ended September 30, 2016 was paid to the seller of Dolce Vita in the fourth quarter of 2016.

The Company has recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of SM Canada. Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada, earn-out payments, if achieved, are due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the 12-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of payments based on management’s projections of the financial results of SM Canada during the earn-out period. An earn-out payment of $2,798 for the period ended March 31, 2016 was paid to the seller of SM Canada in the second quarter of 2016.

The Company has recorded a liability for potential contingent consideration in connection with the May 25, 2011 acquisition of all of the outstanding shares of capital stock of Cejon, Inc. and Cejon Accessories, Inc. and all of the outstanding membership interests in New East Designs, LLC (collectively, "Cejon"). Pursuant to the terms of an earn-out agreement between the Company and the sellers of Cejon, earn-out payments, if achieved, are made annually to the sellers of Cejon, based on the financial performance of Cejon for each of the twelve-month periods ending on June 30, 2012 through 2016, inclusive. The fair value of the contingent payments was estimated using the present value of payments based on management’s projections of the financial results of Cejon during the earn-out period. A final earn-out payment of $1,767 for the period ended June 30, 2016 was paid to the seller of Cejon, Inc. in the third quarter of 2016.

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
Note F – Revenue Recognition

The Company recognizes revenue on wholesale sales when (i) products are shipped pursuant to its standard terms, which are freight on board Company warehouse, or when products are delivered to the consolidators, or any other destination, as per the terms of the customers’ purchase order, (ii) persuasive evidence of an arrangement exists, (iii) the price is fixed and determinable and (iv) collection is reasonably assured. Sales reductions on wholesale sales for anticipated discounts, allowances and other deductions are recognized during the period when sales are recorded. With the exception of our cold weather accessories and Blondo businesses, normally we do not accept returns from our wholesale customers unless there are product quality issues, which

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2017
($ in thousands except share and per share data)

Note F – Revenue Recognition (continued)

we charge back to the vendors at cost. Sales of cold weather accessories and Blondo products to wholesale customers are recorded net of returns, which are estimated based on historical experience. Such amounts have historically not been material.

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

The Company licenses its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. The Company also licenses the Stevies® trademark for use in connection with the manufacture, marketing and sale of outerwear exclusively to Target. In addition, the Company licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationery, umbrellas, and household goods. The Company licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee, both of which are based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission and a design fee on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and receivable on a quarterly basis.
Note G – Sales Deductions

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
Note H – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. On February 22, 2016, the Board of Directors approved the extension of the Share Repurchase Program for an additional $136,000 in repurchases of the Company's common stock. During the three months ended March 31, 2017, an aggregate of 867,095 shares of the Company's common stock were repurchased under the Share Repurchase Program, at an average price per share of $36.32, for an aggregate purchase price of approximately $31,492. As of March 31, 2017, approximately $85,882 remained available for future repurchases under the Share Repurchase Program.
The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. During the three months ended March

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2017
($ in thousands except share and per share data)

Note H – Share Repurchase Program (continued)
31, 2017, an aggregate of 44,955 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, at an average price per share of $37.14, for an aggregate purchase price of approximately $1,670.

Note I – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,224,000 shares for the three months ended March 31, 2017, compared to 4,113,000 shares for the three months ended March 31, 2016. Diluted net income per share reflects:
(a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. During the third quarter of 2016, the Company adopted Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," which provides updated guidance relating to the treasury stock calculation of diluted shares. (See Note P for further details.) For the three months ended March 31, 2017, options to purchase approximately 304,000 shares of common stock have been excluded from the calculation of diluted net income per share as compared to 363,000 shares that were excluded for the three months ended March 31, 2016, as the result would have been antidilutive. For the three months ended March 31, 2017 and 2016, all unvested restricted stock awards were dilutive.
Note J – Equity-Based Compensation

In March 2006, the Company's Board of Directors approved the Steven Madden, Ltd. 2006 Stock Incentive Plan, as amended (the “Plan”), under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards, and performance-based cash awards may be granted to employees, consultants and non-employee directors. The following table summarizes the number of shares of common stock authorized for use under the Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the Plan and the number of shares of common stock available for the grant of stock-based awards under the Plan:

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(21,528,000)
Common stock available for grant of stock-based awards as of March 31, 2017	1,938,000

Total equity-based compensation for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Restricted stock	$4,214	$4,143
Stock options	962	784
Total	$5,176	$4,927

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2017
($ in thousands except share and per share data)

Note J – Equity-Based Compensation (continued)

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Proceeds from stock options exercised	$1,812	$3,678
Intrinsic value of stock options exercised	$1,011	$11,030

During the three months ended March 31, 2017, options to purchase approximately 231,837 shares of common stock with a weighted average exercise price of $32.65 vested. During the three months ended March 31, 2016, options to purchase approximately 214,328 shares of common stock with a weighted average exercise price of $31.63 vested. As of March 31, 2017, there were unvested options relating to 1,264,540 shares of common stock outstanding with a total of $10,371 of unrecognized compensation cost and an average vesting period of 3.83 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2017 and 2016:

	2017	2016
Volatility	23.2% to 26.4%	22.2% to 26.2%
Risk free interest rate	1.48% to 1.99%	1.20% to 1.73%
Expected life in years	3.4 to 5.0	3.8 to 5.0
Dividend yield	0.00%	0.00%
Weighted average fair value	$8.97	$7.26

Activity relating to stock options granted under the Company’s plans and outside the plans during the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,499,000	$29.72
Granted	899,000	37.06
Exercised	(74,000)	24.29
Forfeited	(1,000)	36.59
Outstanding at March 31, 2017	2,323,000	$32.73	4.6 years	$13,513
Exercisable at March 31, 2017	1,058,000	$28.44	2.6 years	$10,702

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2017
($ in thousands except share and per share data)

Note J – Equity-Based Compensation (continued)

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2017 and 2016:

	2017		2016
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1,	4,191,000	$25.93	4,055,000	$25.32
Granted	166,000	36.61	273,000	34.06
Vested	(125,000)	33.15	(126,000)	29.51
Forfeited	(3,000)	34.77	—	—
Non-vested at March 31,	4,229,000	$26.13	4,202,000	$25.81

As of March 31, 2017, the Company had $72,689 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 6.00 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

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

Note K – Acquisitions

Schwartz & Benjamin

In January 2017, the Company acquired all of the outstanding capital stock of Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC and DANIELBARBARA Enterprises LLC (together, "Schwartz & Benjamin"). Founded in 1923, Schwartz & Benjamin specializes in the design, sourcing and sale of licensed and private label footwear and distributes its fashion footwear to wholesale customers, including department stores and specialty boutiques, as well as the retail stores of its brand partners. The total purchase price for the acquisition was approximately $40,446, which is subject to a working capital adjustment. The total purchase price includes a cash payment at closing of $17,396, plus potential earn-out payments based on the achievement of certain earnings targets for each of the twelve month periods ending on January 31, 2018 through 2023, inclusive. The fair value of the contingent payments was estimated using the present value of the payments based on management's projections of the financial results of Schwartz & Benjamin during the earn-out period. At March 31, 2017, the Company estimated the fair value of the contingent consideration to be $23,050.

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of Schwartz & Benjamin were recorded at their fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill. The fair values assigned to

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2017
($ in thousands except share and per share data)

Note K – Acquisitions (continued)

tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, which are subject to change. The purchase price has been preliminarily allocated as follows:

Inventory	$12,698
Accounts receivable	11,311
Trademarks	4,000
Customer relations	3,900
Fixed assets	3,281
Prepaids and other assets	2,694
Accounts payable	(8,281)
Accrued expenses	(4,669)
Total fair value excluding goodwill	24,934
Goodwill	15,512

Net assets acquired	$40,446

The allocation of the purchase price is based on certain preliminary valuations and analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the assets acquired, including identifiable intangible assets, and liabilities assumed upon the finalization of more detailed analysis, within the measurement period, will change the allocation of the purchase price. Contingent consideration classified as a liability will be remeasured at fair value at each reporting date, until the contingency is resolved, with changes recognized in earnings. The goodwill related to this transaction is expected to be deductible for tax purposes over 15 years.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2017
($ in thousands except share and per share data)

Note L – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of March 31, 2017:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2017	$72,261	$49,324	$14,126	$135,711
Acquisitions	15,512	—	—	15,512
Purchase accounting adjustment	—	—	—	—
Translation and other	697	—	529	1,226
Balance at March 31, 2017	$88,470	$49,324	$14,655	$152,449
The following table details identifiable intangible assets as of March 31, 2017:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$8,590	$3,999	$—	$4,591
Customer relationships	10 years	45,409	21,707	—	23,702
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,336	—	104
Re-acquired right	2 years	4,200	4,200	—	—
Other	3 years	14	14	—	—
		66,253	37,856	—	28,397
Re-acquired right	indefinite	35,200	9,007	—	26,193
Trademarks	indefinite	100,333	—	3,045	97,288
		$201,786	$46,863	$3,045	$151,878
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.
(2) An impairment charge of $3,045 was recorded in the first quarter of 2015 related to the Company's Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows from a significant customer.

The estimated future amortization expense of purchased intangibles as of March 31, 2017 is as follows:

2017 (remaining nine months)	$3,329
2018	4,379
2019	4,306
2020	3,500
2021	1,852
Thereafter	11,031
$28,397

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2017
($ in thousands except share and per share data)

Note M – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of March 31, 2017, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in other assets, is $12. As of March 31, 2017, $51 of losses related to cash flow hedges are recorded in accumulated other comprehensive loss, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of March 31, 2016, $106 of gains related to cash flow hedges were recorded in accumulated other comprehensive loss, net of taxes. As of March 31, 2017, the Company's hedging activities was considered effective and, thus, no ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2017, losses of $6 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales, as compared to losses of $362 for the three months ended March 31, 2016.

Note N – Commitments, Contingencies and Other
Legal proceedings:

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note N to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Unless otherwise indicated in this report, all proceedings discussed in the earlier reports which are not indicated therein as having been concluded, remain outstanding as of March 31, 2017.

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

Note O – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and internationally (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide (via our International business), from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from Albania, Austria, Belgium, Bulgaria, Canada, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Lithuania, Latvia, Luxembourg, Mexico, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, Switzerland, and Tunisia and, under special distribution arrangements in various other territories within Asia, Australia, Europe, the Middle East, India, South and Central America and New Zealand. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada, Mexico and South Africa and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. The Company licenses its Stevies® trademark for use in connection with the manufacture, marketing and sale of outerwear exclusively to Target. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationery, umbrellas, and household

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2017
($ in thousands except share and per share data)

Note O – Operating Segment Information (continued)

goods; and furthermore, licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel.

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
March 31, 2017
Net sales to external customers	$261,364	$51,952	$313,316	$53,071	$—	$—	$366,387
Gross profit	85,448	16,113	101,561	31,157	—	—	132,718
Commissions and licensing fees – net	—	—	—	—	1,533	2,394	3,927
Income (loss) from operations	30,695	2,370	33,065	(6,212)	1,533	2,394	30,780
Segment assets	$764,386	$59,019	823,405	109,955	10,610	—	943,970
Capital expenditures			$1,391	$1,902	$—	$—	$3,293
March 31, 2016
Net sales to external customers	$228,920	$46,879	$275,799	$53,558	$—	$—	$329,357
Gross profit	70,922	15,205	86,127	30,075	—	—	116,202
Commissions and licensing fees – net	—	—	—	—	585	1,586	2,171
Income (loss) from operations	28,930	1,914	30,844	(3,135)	585	1,586	29,880
Segment assets	$744,007	$49,223	793,230	104,526	3,996	—	901,752
Capital expenditures			$1,417	$2,967	$—	$—	$4,384

Revenues by geographic area for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Domestic (a)	$332,592	$299,296
International	33,795	30,061
Total	$366,387	$329,357
(a) Includes revenues of $77,840 and $87,922 for the three months ended March 31, 2017 and 2016, respectively, related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our international business.

Note P – Recent Accounting Pronouncements

Recently Adopted

In July 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2015-11 ("ASU 2015-11"), "Inventory (Topic 330): Simplifying the Measurement of Inventory", which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted the provisions of ASU 2015-11 in the first quarter of 2017; the adoption did not have a material impact on the Company's financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2017
($ in thousands except share and per share data)

Note P - Recent Accounting Pronouncements (continued)

In November 2015, the FASB issued Accounting Standards Update 2015-17 ("ASU 2015-17"), "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies current guidance and requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The Company adopted the provisions of ASU 2015-17 in the first quarter of 2017 under the retrospective approach and, as such, the Company reclassified $13,985 and $14,342 of deferred taxes from current to non-current on our balance sheets as of December 31, 2016 and March 31, 2016, respectively.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 ("ASU 2016-09"), "Improvements to Employee Share-Based Payment Accounting," which changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition in the income statement of the income tax effects of vested or settled awards. Further, the guidance requires that the recognition of anticipated tax windfalls/shortfalls be excluded in the calculation of assumed proceeds when applying the treasury stock method. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The Company elected to adopt the provisions of ASU 2016-09 in the third quarter of 2016. According to the provisions of ASU 2016-09, if an entity adopts the provisions early, all adjustments should be reflected as of the beginning of the fiscal year of adoption. As a result of the adoption of this guidance in 2016, the Company recognized a tax benefit in the Consolidated Statements of Income of $3,697 for the quarter ended March 31, 2016, which represented a $0.06 increase to diluted net income attributable to Steven Madden, Ltd. per common share. Lastly, the Company elected to not change its accounting policy to account for forfeitures as they occur and, as a result, the Company will continue to estimate forfeitures.

Not Yet Adopted

In March 2017, the FASB issued Accounting Standards Update 2017-08 ("ASU 2017-08"), "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 will amend the amortization period for certain purchased callable debt securities held at a premium. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 will shorten the amortization period for the premium to the earliest call date. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In January 2017, the FASB issued Accounting Standards Update 2017-04 ("ASU 2017-04"), "Simplifying the Test for Goodwill Impairment." ASU 2017-04 changes the methodology of applying the quantitative approach during interim or annual impairment testing. The guidance is effective in fiscal years beginning after December 15, 2020. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update 2016-15 ("ASU 2016-15"), "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. The guidance is effective in 2018 with early adoption permitted. We are currently evaluating the timing of adoption of this guidance, however, the guidance is not expected to have a material impact on our financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13 ("ASU 2016-13"), "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU 2016-02"), "Leases," which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2017
($ in thousands except share and per share data)

Note P - Recent Accounting Pronouncements (continued)

an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures and, while we have not completed the analysis, we expect it will have a material impact on our financial statements.

In January 2016, the FASB issued Accounting Standards Update 2016-01 ("ASU 2016-01"), "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities."  ASU 2016-01 generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In May 2014, the FASB issued new accounting guidance, Accounting Standards Update No. 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers," on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of the standard. The Company plans to adopt the provisions of the new standard in the first quarter of 2018. The Company has not yet determined which approach will be implemented and is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures; however, at the current time the Company does not expect the adoption to have a material impact on its consolidated financial statements.

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
This Quarterly Report contains certain “forward-looking statements” as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, forward-looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2016. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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
On January 30, 2017, the Company acquired all of the outstanding capital stock of Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC and DANIELBARBARA Enterprises LLC (together, "Schwartz & Benjamin"). Founded in 1923, Schwartz & Benjamin specializes in the design, sourcing and sale of licensed and private label footwear and distributes its fashion footwear to wholesale customers, including better department stores and specialty boutiques, as well as the retail stores of its brand partners. The total purchase price for the acquisition was approximately $40,446, which is subject to a working capital adjustment. The total purchase price includes a cash payment at closing of $17,396, plus potential earn-out payments based on the achievement of certain earnings targets for each of the twelve month periods ending on January 31, 2018 through 2023, inclusive. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of Schwartz & Benjamin during the earn-out period. At March 31, 2017, the Company estimated the fair value of the contingent consideration to be $23,050.
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

The table below reconciles these metrics to net income as presented in the condensed consolidated statements of income.

	Year-To-Date Period Ended ($ in thousands)
	March 31, 2017	December 31, 2016	March 31, 2016
Net Income	$20,522	$121,274	$23,896
Add back:
Provision for income taxes	10,942	49,726	5,808
Bad debt expense from bankruptcy	7,500	—	—
Schwartz & Benjamin inventory fair value adjustment	1,240	—	—
Deduct:
Other Income (Loss)*	19	(664)	(779)
Interest, net	665	2,488	603
Adjusted EBIT	39,520	169,176	29,880
Add back:
Depreciation and amortization	4,913	19,868	4,893
Loss on disposal of fixed assets	930	652	—
Adjusted EBITDA	$45,363	$189,696	$34,773
(*) Consists of realized (losses) gains on marketable securities and foreign exchange (losses) gains.

Executive Summary

Net sales for the quarter ended March 31, 2017 increased 11.2% to $366,387 from $329,357 in the same period of last year. Net income attributable to Steven Madden, Ltd. decreased 14.8% to $20,158 in the first quarter of 2017 compared to $23,659 in the same period of last year. The effective tax rate for the first quarter of 2017 increased to 34.8% compared to 19.6% in the first quarter of last year primarily due to a benefit of $3,697 in the prior year resulting from the exercising and vesting of share based awards and a shift in profitability due to the Payless ShoeSource bankruptcy to jurisdictions with higher tax rates in the first quarter of the current year. Diluted earnings per share decreased to $0.35 per share on 58,203 diluted weighted average shares outstanding compared to $0.39 per share on 60,253 diluted weighted average shares outstanding in the first quarter of last year.
Our inventory turnover (calculated on a trailing twelve-month average) for the quarter ended March 31, 2017 and 2016 was 8.1 times and 8.6 times, respectively. Our total company accounts receivable average collection decreased to 56 days in the first quarter of 2017 compared to 61 days in the first quarter of 2016. As of March 31, 2017, we had $193,241 in cash, cash equivalents and marketable securities, no long-term debt and total stockholders’ equity of $738,822. Working capital increased to $357,081 as of March 31, 2017, compared to $292,198 on March 31, 2016.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended March 31,
($ in thousands)

	2017		2016
CONSOLIDATED:
Net sales	$366,387	100.0%	$329,357	100.0%
Cost of sales	233,669	63.8%	213,155	64.7%
Gross profit	132,718	36.2%	116,202	35.3%
Commission and licensing fee income – net of expenses	3,927	1.1%	2,171	0.7%
Operating expenses	105,865	28.9%	88,493	26.9%
Income from operations	30,780	8.4%	29,880	9.1%
Interest and other income (expense) – net	684	0.2%	(176)	(0.1)%
Income before income taxes	31,464	8.6%	29,704	9.0%
Net income attributable to Steven Madden, Ltd.	20,158	5.5%	23,659	7.2%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$261,364	100.0%	$228,920	100.0%
Cost of sales	175,916	67.3%	157,998	69.0%
Gross profit	85,448	32.7%	70,922	31.0%
Operating expenses	54,753	20.9%	41,992	18.3%
Income from operations	30,695	11.7%	28,930	12.6%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$51,952	100.0%	$46,879	100.0%
Cost of sales	35,839	69.0%	31,674	67.6%
Gross profit	16,113	31.0%	15,205	32.4%
Operating expenses	13,743	26.5%	13,291	28.4%
Income from operations	2,370	4.6%	1,914	4.1%

RETAIL SEGMENT:
Net sales	$53,071	100.0%	$53,558	100.0%
Cost of sales	21,914	41.3%	23,483	43.8%
Gross profit	31,157	58.7%	30,075	56.2%
Operating expenses	37,369	70.4%	33,210	62.0%
Loss from operations	(6,212)	(11.7)%	(3,135)	(5.9)%
Number of stores	190		171

FIRST COST SEGMENT:
Other commission income – net of expenses	$1,533	100.0%	$585	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$2,394	100.0%	$1,586	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Consolidated:
Net sales for the three months ended March 31, 2017 increased 11.2% to $366,387 compared to $329,357 in the same period of last year. Net sales in the current year period included $14,119 of sales related to our Schwartz & Benjamin acquisition. Excluding the impact of the Schwartz & Benjamin acquisition, net sales increased 7.0%. Gross margin increased to 36.2% from 35.3% in the prior year period due to improvements in the Wholesale Footwear and Retail segments. Excluding the impact of the Schwartz & Benjamin acquisition acquired in January 2017, which included a non-cash expense of $1,240 associated with the purchase accounting fair value adjustment of inventory acquired, gross margin increased to 36.9% in the current year period. Operating expenses increased in the first quarter of this year to $105,865 from $88,493 in the first quarter of last year primarily due to a one-time charge of $7,500 related to bad debt expense in connection with the Payless ShoeSource bankruptcy filing in April 2017 and the impact of our Schwartz & Benjamin acquisition. Excluding the one-time expense related to the Payless ShoeSource bankruptcy and the impact of the Schwartz & Benjamin acquisition, operating expenses as a percentage of sales were 26.8% for the first quarter of 2017 compared to 26.9% in the first quarter of 2016. Commission and licensing fee income for the first quarter of 2017 increased to $3,927 compared to $2,171 achieved in the first quarter of 2016. The effective tax rate for the first quarter of 2017 increased to 34.8% compared to 19.6% in the first quarter of last year. The increase is primarily due to a benefit of $3,697 in the prior year resulting from the exercising and vesting of share based awards and a shift in profitability due to the Payless ShoeSource bankruptcy to jurisdictions with higher tax rates in the first quarter of the current year. Net income attributable to Steven Madden, Ltd. for the first quarter of 2017 decreased to $20,158 compared to net income for the first quarter of 2016 of $23,659. Excluding one-time expenses related to the Payless ShoeSource bankruptcy and the impact of the Schwartz & Benjamin acquisition, net income attributable to Steven Madden, Ltd. for the first quarter of 2017 increased to $27,138.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $261,364, or 71.3%, and $228,920, or 69.5%, of our total net sales for the first quarter of 2017 and 2016, respectively. Included in the first quarter of 2017 are net sales of $14,119 related to our Schwartz & Benjamin acquisition. Excluding net sales related to the Schwartz & Benjamin acquisition, net sales increased 8.0%. The increase in net sales is primarily related to strong growth in our branded business primarily driven by our core Steve Madden Women's brand, as well as our Madden Girl and Report brands.

Gross profit margin in the Wholesale Footwear segment was 32.7% for the first quarter of 2017 compared to 31.0% for the first quarter of 2016. Excluding the impact from the Schwartz & Benjamin acquisition, gross profit margin was 33.4%. The increase in gross profit margin resulted from sales mix coupled with on-trend product assortment. Operating expenses increased to $54,753 in the first quarter of 2017 from $41,992 in the same period of last year. Operating expenses in the current year period included a one-time charge of $7,500 related to bad debt expense in connection with the Payless ShoeSource bankruptcy filing as well as $4,034 due to the impact of the Schwartz & Benjamin acquisition. Excluding the one-time charge related to bad debt expense in connection with the Payless ShoeSource bankruptcy and the impact of the Schwartz & Benjamin acquisition, operating expenses as a percentage of net sales decreased to 17.5% in the first quarter of 2017 compared to 18.3% in the same period of 2016.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $51,952, or 14.2%, and $46,879, or 14.2%, of total net sales for the Company in the first quarter of 2017 and 2016, respectively. The increase in net sales is attributable to growth in our handbag business, primarily Steve Madden and Betsey Johnson handbags, and also our private label handbags.

Gross profit margin in the Wholesale Accessories segment decreased to 31.0% in the first quarter of this year from 32.4% in the same period in 2016, primarily due to lower margins in our fashion accessories business as well as a sales mix shift. In the first quarter of 2017, operating expenses increased to $13,743 compared to $13,291 in the same period of last year. As a percentage of net sales, operating expenses decreased to 26.5% in the first quarter of 2017 compared to 28.4% in the same period of 2016, primarily due to leverage on the increase in net sales. Income from operations for the Wholesale Accessories segment increased 23.8% to $2,370 for the first quarter of 2017 compared to $1,914 for the same period of last year.

Retail Segment:
In the first quarter of 2017, net sales from the Retail segment accounted for $53,071, or 14.5%, of our total net sales compared to $53,558, or 16.3%, of our total net sales in the same period last year, which represents a $487, or 0.9%, decrease. The decrease in net sales reflects a 6.0% decrease in comparable store sales, partially offset by the net addition of 19 new stores from the prior year period. We added 21 new stores and closed two stores during the twelve months ended March 31, 2017. As a result, we had 190 retail stores as of March 31, 2017 compared to 171 stores as of March 31, 2016. The 190 stores currently in operation include 127 Steve Madden® stores, 53 Steve Madden® outlet stores, three Steven® stores, one Superga® store, one multi-branded SHOO store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first quarter of 2017 and 2016) decreased 6.0% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the first quarter of 2017, gross margin increased to 58.7% from 56.2% in the same period of 2016 primarily due to lower promotional activity in the current quarter. In the first quarter of 2017, operating expenses increased to $37,369, or 70.4% of net sales, compared to $33,210, or 62.0% of net sales, in the first quarter of last year primarily due to the net increase of new store openings as well as costs related to our new point of sale system. The increase as a percentage of net sales was primarily caused by the decrease in comparable store sales. Losses from operations for the Retail segment were $6,212 in the first quarter of this year compared to losses of $3,135 in the same period of last year.

First Cost Segment:
The First Cost segment, which includes net commission income and fees, increased to $1,533 for the first quarter of 2017 compared to $585 for the comparable period of 2016 due to increases in business with certain private label footwear customers.

Licensing Segment:
Net licensing income increased to $2,394 for the first quarter of 2017 compared to $1,586 for the comparable period of 2016 primarily due to increases in royalties received in connection with the licensing of our Steve Madden trademark.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Our primary source of liquidity is cash flows generated from our operations. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements and retail store expansion and remodeling.
Cash, cash equivalents and short-term investments totaled $139,943 and $165,610 at March 31, 2017 and December 31, 2016, respectively. Of the total cash, cash equivalents and short-term investments at March 31, 2017, $78,080, or approximately 56%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2016, $70,450, or approximately 43%, was held in our foreign subsidiaries. To date, deferred taxes have been estimated and accrued for foreign subsidiary earnings that have not been determined to be indefinitely reinvested. As of March 31, 2017, the cumulative total amount of earnings considered to be indefinitely reinvested of our foreign subsidiaries was $134,249. If such amounts were not indefinitely reinvested, the Company would incur approximately $26,615 in cumulative taxes that were not previously provided for. Management believes that our existing domestic and international cash, cash equivalents, short-term investments and cash flows from operations, which are not considered to be indefinitely reinvested, continue to be sufficient to fund our operating activities. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings of $134,249 as of March 31, 2017, that were considered to be indefinitely reinvested and we do not believe there are any material implications or restrictions on our liquidity as a result of having a significant portion of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.
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
As of March 31, 2017, we had working capital of $357,081, cash and cash equivalents of $94,261 and investments in marketable securities of $98,980.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $8,513 for the three months of 2017 compared to cash provided by operations of $15,245 in the same period of last year. The primary sources of cash were net income of $20,522, as well as decreases in inventories and accounts receivable. These cash sources were partially offset by uses of cash related to an increase in factor accounts receivable and a decrease in accounts payable and accrued expenses.
INVESTING ACTIVITIES
 ($ in thousands)

During the three months ended March 31, 2017, we invested $5,301 in marketable securities and received $16,593 from the maturities and sales of marketable securities. We also made capital expenditures of $3,293, principally for improvements to existing stores, systems enhancements, new stores and leasehold improvements to office space. Lastly, we made a payment in the amount of $17,396 for the acquisition of Schwartz & Benjamin.
FINANCING ACTIVITIES
($ in thousands)
During the three months ended March 31, 2017, net cash used for financing activities was $31,349, which consisted of the repurchase of shares of common stock for an aggregate purchase price of approximately $33,161 (see Note H to the Condensed Consolidated Financial Statements contained in this Quarterly Report) partially offset by proceeds from the exercise of stock options of $1,812.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of March 31, 2017 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	2022 and after
Operating lease obligations	$257,328	$32,218	$78,447	$66,821	$79,842
Purchase obligations	199,824	199,824	—	—	—
Contingent payment liabilities	31,830	8,780	4,266	6,118	12,666
Other long-term liabilities (future minimum royalty payments)	6,203	1,203	2,000	2,000	1,000
Total	$495,185	$242,025	$84,713	$74,939	$93,508
At March 31, 2017, we had no open letters of credit.
On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden’s then existing employment agreement with the Company. The amended agreement, which extends the term of Mr. Madden's employment through December 31, 2023, provides to Mr. Madden a base salary of approximately

$7,026 per annum for the period between January 1, 2016 through the expiration of the employment agreement on December 31, 2023.
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,770 in the remainder of 2017, $3,217 in 2018, $1,978 in 2019 and $148 in 2020. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, "SM Canada") on February 21, 2012, we are subject to potential earn-out payments to the seller of SM Canada based on the annual performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. We made the fourth earn-out payment of $2,798, based on the performance of SM Canada during the twelve-month period ended on March 31, 2016, to the seller of SM Canada during the second quarter of 2016. The final earn-out payment for the twelve-month period ended on March 31, 2017 will be payable in the second quarter of 2017.

In connection with our acquisition of all of the outstanding capital stock of Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V. and Maximus Designer Shoes S.A. de C.V. (together, "SM Mexico") on December 30, 2014, we are subject to potential earn-out payments to the seller of SM Mexico based on the annual performance of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016. The first earn-out payment of $3,482 was made in the first quarter of 2016 and the final earn-out payment will be payable in the second quarter of 2017.

In connection with our acquisition of Schwartz & Benjamin on January 30, 2017, we are subject to potential earn-out payments to the sellers of Schwartz & Benjamin based on the annual performance of Schwartz & Benjamin for each of the twelve-month periods ending on January 31, 2018 through 2023.
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
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended March 31, 2017. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
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
As of March 31, 2017, we held marketable securities valued at $98,980, which consist primarily of certificates of deposit and corporate bonds. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. Also, our inventory purchases are primarily done in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases that are denominated in foreign currencies we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Note M to the Condensed Consolidated Financial Statements.
In the first quarter of 2017, the Company entered into forward foreign exchange contracts. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rate to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of the quarter ended March 31, 2017. As of March 31, 2017, a 10% appreciation or depreciation of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $1.
In addition, we are exposed to translation risk in connection with our foreign operations in Canada, Mexico, Europe and South Africa because our subsidiaries and joint ventures in these countries utilize the local currency as their functional currency and those financial results must be translated into U.S. dollars. As currency exchange rates fluctuate, foreign currency exchange rate translation adjustments reflected in our financial statements with respect to our foreign operations affects the comparability of financial results between years.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part 1, Item 3, and in Note N to the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Unless otherwise indicated in this report, all proceedings discussed in the earlier reports which are not indicated therein as having been concluded, remain outstanding as of March 31, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended March 31, 2017, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note H to the Condensed Consolidated Financial Statements. During the three months ended March 31, 2017, there were no sales by the Company of unregistered shares of the Company's common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2017 - 1/31/2017	314,402	$35.73	305,392	$106,474
2/1/2017 - 2/28/2017	267,886	$35.51	267,543	$96,975
3/1/2017 - 3/31/2017	329,762	$37.65	294,160	$85,882
Total	912,050	$36.36	867,095	$85,882

ITEM 6. EXHIBITS

10.1	Employment Agreement dated April 11, 2017 between the Company and Karla Frieders †#
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 , formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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

DATE: May 9, 2017

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

Exhibit Index

10.1	Employment Agreement dated April 11, 2017 between the Company and Karla Frieders †#
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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