Form 10-Q
period 2017-06-30
STEVEN MADDEN, LTD.
filed 2017-08-04
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
Yes  ☐   No ☒

As of August 3, 2017, the latest practicable date, there were 59,158,395 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
June 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2017	December 31, 2016	June 30, 2016
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,411	$126,115	$76,271
Accounts receivable, net of allowances of $1,814, $1,622 and $2,107	41,477	56,790	27,820
Factor accounts receivable, net of allowances of $16,695, $20,209 and $14,249	213,783	144,168	188,744
Inventories	121,213	119,824	116,369
Marketable securities – available for sale	57,324	39,495	32,546
Prepaid expenses and other current assets	28,597	26,351	26,258
Prepaid taxes	20,613	15,928	14,997
Total current assets	582,418	528,671	483,005
Note receivable – related party	2,466	2,644	2,817
Property and equipment, net	74,129	72,381	73,485
Deposits and other	4,812	4,710	4,955
Marketable securities – available for sale	41,871	70,559	90,144
Deferred taxes	1,813	1,813	594
Goodwill – net	153,651	135,711	137,222
Intangibles – net	151,504	144,386	148,965
Total Assets	$1,012,664	$960,875	$941,187
LIABILITIES
Current liabilities:
Accounts payable	$101,447	$80,584	$101,473
Accrued expenses	94,027	86,635	76,147
Contingent payment liability – current portion	3,762	7,948	20,012
Accrued incentive compensation	5,346	7,960	3,052
Total current liabilities	204,582	183,127	200,684
Contingent payment liability	21,161	—	—
Deferred rent	15,247	14,578	12,949
Deferred taxes	19,487	19,466	26,268
Other liabilities	2,457	2,632	508
Total Liabilities	262,934	219,803	240,409
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 86,870, 86,417 and 86,021 shares issued, 59,130, 60,410 and 61,267 shares outstanding	6	6	6
Additional paid-in capital	369,865	353,443	338,989
Retained earnings	1,066,875	1,017,753	941,473
Accumulated other comprehensive loss	(26,185)	(31,751)	(26,382)
Treasury stock – 27,740, 26,007 and 24,754 shares at cost	(662,525)	(598,584)	(553,649)
Total Steven Madden, Ltd. stockholders’ equity	748,036	740,867	700,437
Noncontrolling interest	1,694	205	341
Total stockholders’ equity	749,730	741,072	700,778
Total Liabilities and Stockholders’ Equity	$1,012,664	$960,875	$941,187
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$374,148	$325,402	$740,535	$654,759
Cost of sales	234,751	204,357	468,420	417,512
Gross profit	139,397	121,045	272,115	237,247

Commission and licensing fee income – net	2,166	2,784	6,092	4,955
Operating expenses	(99,666)	(87,939)	(205,531)	(176,432)
Income from operations	41,897	35,890	72,676	65,770
Interest and other income – net	708	546	1,392	370
Income before provision for income taxes	42,605	36,436	74,068	66,140
Provision for income taxes	13,582	11,594	24,523	17,402
Net income	29,023	24,842	49,545	48,738
Net income attributable to noncontrolling interest	59	105	423	342
Net income attributable to Steven Madden, Ltd.	$28,964	$24,737	$49,122	$48,396

Basic net income per share	$0.53	$0.43	$0.89	$0.84

Diluted net income per share	$0.50	$0.41	$0.85	$0.81

Basic weighted average common shares outstanding	55,161	57,430	55,487	57,572
Effect of dilutive securities – options/restricted stock	2,589	2,309	2,482	2,426
Diluted weighted average common shares outstanding	57,750	59,739	57,969	59,998
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$29,023			$49,545
Other comprehensive income (loss):
Foreign currency translation adjustment	$3,426	$—	3,426	$5,837	$—	5,837
(Loss) on cash flow hedging derivatives	(357)	132	(225)	(740)	274	(466)
Unrealized gain on marketable securities	49	(18)	31	311	(115)	196
Total other comprehensive income	$3,118	$114	3,232	$5,408	$159	5,567

Comprehensive income			32,255			55,112
Comprehensive income attributable to noncontrolling interests			59			423
Comprehensive income attributable to Steven Madden, Ltd.			$32,196			$54,689

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$24,842			$48,738
Other comprehensive income (loss):
Foreign currency translation adjustment	$(1,890)	$—	(1,890)	$3,263	$—	3,263
(Loss) or gain on cash flow hedging derivatives	(422)	154	(268)	241	(88)	153
Unrealized gain on marketable securities	789	(288)	501	2,543	(928)	1,615
Total other comprehensive (loss) income	$(1,523)	$(134)	(1,657)	$6,047	$(1,016)	5,031

Comprehensive income			23,185			53,769
Comprehensive income attributable to noncontrolling interests			105			342
Comprehensive income attributable to Steven Madden, Ltd.			$23,080			$53,427
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$49,545	$48,738
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	10,773	9,636
Depreciation and amortization	10,402	10,675
Loss on disposal of fixed assets	902	—
Deferred taxes	1,005	(1,130)
Accrued interest on note receivable - related party	(27)	(32)
Deferred rent expense	669	936
Realized (gain) loss on sale of marketable securities	(29)	779
Changes in fair value on contingent liability	(754)	1,518
Bad debt expense from bankruptcy	8,032	—
Changes, net of acquisitions, in:
Accounts receivable	18,546	15,353
Factor accounts receivable	(69,615)	(33,533)
Notes receivable - related party	205	205
Inventories	11,309	(14,289)
Prepaid expenses, prepaid taxes, deposits and other	(4,005)	(2,021)
Accounts payable and accrued expenses	15,305	25,725
Accrued incentive compensation	(2,614)	(3,089)
Other liabilities	(175)	(980)
Net cash provided by operating activities	49,474	58,491

Cash flows from investing activities:
Acquisitions, net of cash acquired	(17,396)	—
Capital expenditures	(7,672)	(8,402)
Purchases of marketable securities	(32,508)	(13,210)
Repayment of notes receivable	221	—
Maturity/sale of marketable securities	44,149	14,052
Net cash used in investing activities	(13,206)	(7,560)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,649	3,708
Purchase of noncontrolling interest	—	(3,759)
Payment of contingent liability	(5,321)	(6,281)
Common stock purchased for treasury	(63,941)	(41,070)
Net cash used in financing activities	(63,613)	(47,402)
Effect of exchange rate changes on cash and cash equivalents	641	328
Net (decrease) increase in cash and cash equivalents	(26,704)	3,857
Cash and cash equivalents – beginning of period	126,115	72,414
Cash and cash equivalents – end of period	$99,411	$76,271
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2017
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2017 presentation. The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2016 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 28, 2017.
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

Note C – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement can be terminated by the Company or Rosenthal at any time upon 60 days' prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of June 30, 2017 and 2016, no borrowings were outstanding. As of June 30, 2017 and 2016, there were open letters of credit of $524 and $656, respectively. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations.
Note D – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to four years at the time of purchase as well as marketable equity securities. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three and six months ended June 30, 2017, the amortization of bond premiums totaled $245 and $553 compared to $309 and $617 for the comparable period in 2016. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. The schedule of maturities at June 30, 2017 and December 31, 2016 are as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2017
($ in thousands except share and per share data)

Note D – Marketable Securities (continued)

	Maturities as of June 30, 2017		Maturities as of December 31, 2016
	1 Year or Less	1 to 4 Years	1 Year or Less	1 to 4 Years
Corporate bonds	$14,371	$41,871	$11,527	$70,559
Certificates of deposit	42,953	—	27,968	—
Total	$57,324	$41,871	$39,495	$70,559
For the three and six months ended June 30, 2017, gains of $9 and $29 were reclassified from accumulated other comprehensive income and recognized in the income statement in interest and other income compared to losses of $0 and $779 for the comparable periods in 2016. For the six month period ended June 30, 2017, current marketable securities included unrealized gains of $1 and unrealized losses of $118 and long-term marketable securities included unrealized gains of $53 and unrealized losses of $48. For the comparable period in 2016, current marketable securities included unrealized losses of $388 while long-term marketable securities included unrealized gains of $550 and unrealized losses of $155.
Note E – Fair Value Measurement
The accounting guidance under Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities subject to fair value measurements as of June 30, 2017 and December 31, 2016 are as follows:

		June 30, 2017
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,324	$13,324	$—	$—
Current marketable securities – available for sale	57,324	57,324	—	—
Long-term marketable securities – available for sale	41,871	41,871	—	—
Total assets	$112,519	$112,519	$—	$—
Liabilities:
Forward contracts	$414	$—	$414	$—
Contingent consideration	24,923	—	—	24,923
Total liabilities	$25,337	$—	$414	$24,923

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2017
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

Our level 3 balances consist of contingent consideration related to acquisitions. The changes in our level 3 assets and liabilities for the periods ended June 30, 2017 and December 31, 2016 are as follows:

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at June 30,
2017
Liabilities:
Contingent consideration	$7,948	$(5,321)	$23,050	$(754)	$24,923

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at December 31,
2016
Liabilities:
Contingent consideration	$24,775	$(16,402)	$—	$(425)	$7,948

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows (see Note M). Fair value of these instruments is based on observable market transactions of spot and forward rates.

The Company has recorded a liability for potential contingent consideration in connection with the January 30, 2017 acquisition of all of the outstanding capital stock of each of Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC and DANIELBARBARA Enterprises LLC (collectively, "Schwartz & Benjamin"). Pursuant to the terms of an earn-out agreement between the Company and the sellers of Schwartz & Benjamin, earn-out payments, if achieved, are due annually to the sellers of Schwartz & Benjamin based on the financial performance of Schwartz & Benjamin for each of the twelve-month periods ending on January 31, 2018 through 2023, inclusive. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of Schwartz & Benjamin during the earn-out period.

The Company has recorded a liability for potential contingent consideration in connection with the December 30, 2014 acquisition of all of the outstanding capital stock of Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V. and Maximus Designer
Shoes S.A. de C.V. (together, "SM Mexico"). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Mexico, earn-out payments, if achieved, are due annually to the seller of SM Mexico based on the financial performance

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2017
($ in thousands except share and per share data)

Note E – Fair Value Measurement (continued)

of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016, inclusive. The fair value of the contingent payments was estimated using the present value of payments based on management’s projections of the financial results of SM Mexico during the earn-out period. The first earn-out payment of $3,482 for the period ended December 31, 2015 was paid to the seller of SM Mexico in the first quarter of 2016. A partial earn-out payment of $2,580 for the period ended December 31, 2016 was paid to the seller of SM Mexico in the second quarter of this year. The remaining portion of the final earn-out payment will be paid to the seller of SM Mexico in the third quarter of 2017.

The Company has recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of SM Canada. Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada, earn-out payments, if achieved, are due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the 12-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of payments based on management’s projections of the financial results of SM Canada during the earn-out period. A final earn-out payment of $2,741 for the period ended March 31, 2017 was paid to the seller of SM Canada in the second quarter of this year.

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

The Company licenses its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. The Company also licenses the Stevies® trademark for use in connection with the manufacture, marketing and sale of outerwear exclusively to Target. In addition, the Company licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationery, umbrellas, and household goods. The Company licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee, both of which are based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission and a design fee on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and receivable on a quarterly basis.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2017
($ in thousands except share and per share data)

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
Note H – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. On February 22, 2016, the Board of Directors approved the extension of the Share Repurchase Program for an additional $136,000 in repurchases of the Company's common stock. During the six months ended June 30, 2017, an aggregate of 1,677,813 shares of the Company's common stock were repurchased under the Share Repurchase Program, at an average price per share of $36.88, for an aggregate purchase price of approximately $61,884. As of June 30, 2017, approximately $55,490 remained available for future repurchases under the Share Repurchase Program. Subsequent to the end of the quarter, on July 28, 2017, the Board of Directors approved the extension of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock which includes amounts remaining under the prior authorization.
The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. During the six months ended June 30, 2017, an aggregate of 55,085 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, at an average price per share of $37.34, for an aggregate purchase price of approximately $2,057.

Note I – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,247,000 and 4,236,000 shares for the three and six months ended June 30, 2017, respectively, compared to 4,210,000 and 4,162,000 shares for the three and six months ended June 30, 2016. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. During the third quarter of 2016, the Company adopted Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," which provides updated guidance relating to the treasury stock calculation of diluted shares. (See Note P for further details.) For the three and six months ended June 30, 2017, options to purchase approximately 9,000 and 25,000 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share as compared to 382,000 and 372,000 shares that were excluded for the three and six months ended June 30, 2016, as the result would have been antidilutive. For the three and six months ended June 30, 2017 and 2016, all unvested restricted stock awards were dilutive.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2017
($ in thousands except share and per share data)

Note J – Equity-Based Compensation

In March 2006, the Company's Board of Directors approved the Steven Madden, Ltd. 2006 Stock Incentive Plan, as amended (the “Plan”), under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards, and performance-based cash awards may be granted to employees, consultants and non-employee directors. The following table summarizes the number of shares of common stock authorized for issuance under the Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the Plan and the number of shares of common stock available for the grant of stock-based awards under the Plan:

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(21,629,000)
Common stock available for grant of stock-based awards as of June 30, 2017	1,837,000

Total equity-based compensation for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted stock	$4,424	$4,097	$8,638	$8,240
Stock options	1,173	612	2,135	1,396
Total	$5,597	$4,709	$10,773	$9,636

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from stock options exercised	$3,837	$30	$5,649	$3,708
Intrinsic value of stock options exercised	$2,499	$20	$3,510	$11,050

During the three and six months ended June 30, 2017, options to purchase approximately 60,838 shares of common stock with a weighted average exercise price of $34.73 and options to purchase approximately 292,675 shares of common stock with a weighted average exercise price of $33.08 vested, respectively. During the three and six months ended June 30, 2016, options to purchase approximately 26,381 shares of common stock with a weighted average exercise price of $33.60 and options to purchase approximately 240,709 shares of common stock with a weighted average exercise price of $31.85 vested, respectively. As of June 30, 2017, there were unvested options relating to 1,201,535 shares of common stock outstanding with a total of $9,314 of unrecognized compensation cost and an average vesting period of 3.7 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted during the six months ended June 30, 2017 and 2016:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2017
($ in thousands except share and per share data)

Note J – Equity-Based Compensation (continued)

	2017	2016
Volatility	23.2% to 26.4%	22.2% to 26.2%
Risk free interest rate	1.48% to 1.99%	1.07% to 1.73%
Expected life in years	3.4 to 5.0	3.8 to 5.0
Dividend yield	0.00%	0.00%
Weighted average fair value	$8.96	$7.38

Activity relating to stock options granted under the Company’s plans and outside the plans during the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,499,000	$29.72
Granted	900,000	37.08
Exercised	(236,000)	23.90
Forfeited	(4,000)	36.54
Outstanding at June 30, 2017	2,159,000	$33.41	4.5 years	$14,116
Exercisable at June 30, 2017	958,000	$29.64	2.6 years	$9,875

Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2017 and 2016:

	2017		2016
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1,	4,191,000	$25.93	4,055,000	$25.32
Granted	219,000	36.89	339,000	34.24
Vested	(202,000)	32.93	(187,000)	30.30
Forfeited	(3,000)	35.00	—	—
Non-vested at June 30,	4,205,000	$26.16	4,207,000	$25.87

As of June 30, 2017, the Company had $68,866 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 5.8 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

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
June 30, 2017
($ in thousands except share and per share data)

Note J – Equity-Based Compensation (continued)

Madden’s continued employment on each such vesting date. On June 30, 2012, Mr. Madden exercised his right under his employment agreement to receive an additional restricted stock award, and, on July 3, 2012, he was granted 1,893,342 restricted shares of the Company's common stock at the then market price of $21.13, which will vest in the same manner as the aforementioned grant. On August 8, 2016, pursuant to the employment agreement, Mr. Madden was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of $34.42 per share, which option is exercisable in equal quarterly installments commencing on November 8, 2016. On July 20, 2017, pursuant to his employment agreement, Mr. Madden was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of $40.15 per share, which option is exercisable in equal quarterly installments commencing on October 20, 2017.

Note K – Acquisitions

Schwartz & Benjamin

In January 2017, the Company acquired all of the outstanding capital stock of each of Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC and DANIELBARBARA Enterprises LLC (collectively, "Schwartz & Benjamin"). Founded in 1923, Schwartz & Benjamin specializes in the design, sourcing and sale of licensed and private label footwear and distributes its fashion footwear to wholesale customers, including department stores and specialty boutiques, as well as the retail stores of its brand partners. The total purchase price for the acquisition was approximately $40,446, which is subject to a working capital adjustment. The total purchase price includes a cash payment at closing of $17,396, plus potential earn-out payments based on the achievement of certain earnings targets for each of the twelve month periods ending on January 31, 2018 through 2023, inclusive. The fair value of the contingent payments was estimated using the present value of the payments based on management's projections of the financial results of Schwartz & Benjamin during the earn-out period. At June 30, 2017, the Company estimated the fair value of the contingent consideration to be $23,050.

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

Inventory	$12,698
Accounts receivable	10,733
Trademarks	4,000
Customer relations	3,900
Fixed assets	3,281
Prepaids and other assets	2,694
Accounts payable	(8,281)
Accrued expenses	(4,669)
Total fair value excluding goodwill	24,356
Goodwill	16,090

Net assets acquired	$40,446

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
June 30, 2017
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

Note L – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of June 30, 2017:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2017	$72,261	$49,324	$14,126	$135,711
Acquisitions	16,090	—	—	16,090
Translation and other	1,312	—	538	1,850
Balance at June 30, 2017	$89,663	$49,324	$14,664	$153,651
The following table details identifiable intangible assets as of June 30, 2017:

	Estimated Lives	Cost Basis (1)	Accumulated Amortization (2)	Net Carrying Amount
Trade names	6–10 years	$8,590	$4,234	$4,356
Customer relationships	10 years	45,409	22,436	22,973
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	2,440	2,350	90
Re-acquired right	2 years	4,200	4,200	—
Other	3 years	14	14	—
		66,253	38,834	27,419
Re-acquired right	indefinite	35,200	8,403	26,797
Trademarks	indefinite	97,288	—	97,288
		$198,741	$47,237	$151,504
(1) An impairment charge of $3,045 was recorded in the first quarter of 2015 related to the Company's Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows from a significant customer.
(2) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2017
($ in thousands except share and per share data)

Note L – Goodwill and Intangible Assets (continued)

The estimated future amortization expense of purchased intangibles as of June 30, 2017 is as follows:

2017 (remaining six months)	$2,202
2018	4,405
2019	4,332
2020	3,521
2021	1,863
Thereafter	11,096
$27,419

Note M – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of June 30, 2017, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in accrued expenses, is $414. As of June 30, 2017, $276 of losses related to cash flow hedges are recorded in accumulated other comprehensive loss, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of June 30, 2016, $161 of losses related to cash flow hedges were recorded in accumulated other comprehensive loss, net of taxes. As of June 30, 2017, the Company's hedging activities were considered effective and, thus, no ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2017, losses of $6 and $43 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales, as compared to gains of $3 and losses of $359 for the three and six months ended June 30, 2016.

Note N – Commitments, Contingencies and Other
Legal proceedings:

On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and, hence, are dutiable. Subsequently, U.S. Immigration and Customs Enforcement commenced a formal investigation of the Company’s importing practices as a result of the audit. In September 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1,400. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3,050 and, accordingly, recorded a liability for this amount as of December 31, 2009. The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, of Regulations and Rulings, under internal advice procedures. On September 20, 2010, U.S. Customs issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and one of its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable. With respect to the second buying agent, U.S. Customs ruled that beginning in February 2002, commissions paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable. However, U.S. Customs found that the Company’s pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer’s agent relationship between the Company and the agent and that commissions paid to the second agent under such buying agreements, in fact, were dutiable. On the basis of the U.S. Customs ruling, the Company reevaluated and reduced its potential liability in the case from $3,050 to $1,248 as of September 30, 2010.

On November 21, 2011, U.S. Customs issued a pre-penalty notice to the Company in which it alleged that gross negligence by the Company resulted in an underpayment of duties with respect to certain pre-2002 buying agreements and claimed that the Company owed $342 as an additional duty and $1,367 in monetary penalties. In its February 16, 2012 response to the pre-penalty

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2017
($ in thousands except share and per share data)

Note N – Commitments, Contingencies and Other (continued)

notice, the Company submitted that it owed no additional duty and, further, did not through negligence or gross negligence fail to pay any duty or engage in conduct amounting to either gross negligence or negligence. The Company requested that U.S. Customs withdraw its proposal to issue a notice of penalty and take no further adverse action against the Company. On June 26, 2014, the Company’s counsel met with U.S. Customs officials and, following the meeting, counsel submitted to U.S Customs a letter and the Company’s check in the amount of $342, representing the Company’s Offer in Compromise of the proposed government claim, which was filed without any admission or acceptance by the Company with respect to the proposed claim. On June 9, 2017, U.S. Customs issued its decision indicating that the Company’s Offer in Compromise in the amount of $342 was accepted by U.S. Customs in full and complete settlement of all U.S. Customs civil claims and potential civil claims against the Company for unpaid duties and proposed monetary penalties assessed against the Company. As a result, excess reserve of $906 was reversed in the second quarter of 2017.

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

Note O – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and internationally (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide (via our International business), from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from territories within Asia, Albania, Austria, Belgium, Bulgaria, Canada, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Lithuania, Latvia, Luxembourg, Mexico, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, Switzerland, and Tunisia and, under special distribution arrangements in various other territories within Australia, the Middle East, India, South and Central America and New Zealand. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada, Mexico and South Africa and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. The Company licenses its Stevies® trademark for use in connection with the manufacture, marketing and sale of outerwear exclusively to Target. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationery, umbrellas, and household goods; and furthermore, licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2017
($ in thousands except share and per share data)

Note O – Operating Segment Information (continued)

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
June 30, 2017
Net sales to external customers	$238,123	$67,487	$305,610	$68,538	$—	$—	$374,148
Gross profit	75,160	21,359	96,519	42,878	—	—	139,397
Commissions and licensing fees – net	—	—	—	—	1,303	863	2,166
Income from operations	27,701	6,932	34,633	5,098	1,303	863	41,897
Segment assets	$782,775	$106,484	889,259	107,244	16,161	—	1,012,664
Capital expenditures			$2,963	$1,416	$—	$—	$4,379
June 30, 2016
Net sales to external customers	$195,424	$67,442	$262,866	$62,536	$—	$—	$325,402
Gross profit	59,856	21,922	81,778	39,267	—	—	121,045
Commissions and licensing fees – net	—	—	—	—	877	1,907	2,784
Income from operations	20,229	8,347	28,576	4,530	877	1,907	35,890
Segment assets	$620,550	$190,752	811,302	109,022	20,863	—	941,187
Capital expenditures			$1,173	$2,845	$—	$—	$4,018

As of and for the six months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
June 30, 2017
Net sales to external customers	$499,272	$119,439	$618,711	$121,824	$—	$—	$740,535
Gross profit	160,478	37,472	197,950	74,165			272,115
Commissions and licensing fees – net	—	—	—	—	2,836	3,256	6,092
Income (loss) from operations	58,426	9,302	67,728	(1,144)	2,836	3,256	72,676
Segment assets	$782,775	$106,484	889,259	107,244	16,161	—	1,012,664
Capital expenditures			$4,865	$2,807	$—	$—	$7,672
June 30, 2016
Net sales to external customers	$424,344	$114,321	$538,665	$116,094	$—	$—	$654,759
Gross profit	130,778	37,127	167,905	69,342			237,247
Commissions and licensing fees – net	—	—	—	—	1,462	3,493	4,955
Income from operations	49,159	10,261	59,420	1,395	1,462	3,493	65,770
Segment assets	$620,550	$190,752	811,302	109,022	20,863	—	941,187
Capital expenditures			$2,590	$5,812	$—	$—	$8,402

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2017
($ in thousands except share and per share data)

Note O – Operating Segment Information (continued)

Revenues by geographic area for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Domestic (a)	$342,473	$297,279	$673,869	$596,567
International	31,675	28,123	66,666	58,192
Total	$374,148	$325,402	$740,535	$654,759
(a) Includes revenues of $86,891 and $170,941 for the three and six months ended June 30, 2017, respectively, and $74,379 and $166,015 for the comparable periods in 2016 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our international business.

Note P – Recent Accounting Pronouncements

Recently Adopted

In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2017-04 ("ASU 2017-04"), "Simplifying the Test for Goodwill Impairment." ASU 2017-04 changes the methodology of applying the quantitative approach during interim or annual impairment testing. The guidance is effective in fiscal years beginning after December 15, 2020. The Company adopted the provisions of ASU 2017-04 in the second quarter of 2017; the adoption did not have a material impact on the Company's financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11 ("ASU 2015-11"), "Inventory (Topic 330): Simplifying the Measurement of Inventory", which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted the provisions of ASU 2015-11 in the first quarter of 2017; the adoption did not have a material impact on the Company's financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17 ("ASU 2015-17"), "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies current guidance and requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The Company adopted the provisions of ASU 2015-17 in the first quarter of 2017 under the retrospective approach and, as such, the Company reclassified $13,985 and $14,312 of deferred taxes from current to non-current on our balance sheets as of December 31, 2016 and June 30, 2016, respectively.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 ("ASU 2016-09"), "Improvements to Employee Share-Based Payment Accounting," which changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition in the income statement of the income tax effects of vested or settled awards. Further, the guidance requires that the recognition of anticipated tax windfalls/shortfalls be excluded in the calculation of assumed proceeds when applying the treasury stock method. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The Company elected to adopt the provisions of ASU 2016-09 in the third quarter of 2016. According to the provisions of ASU 2016-09, if an entity adopts the provisions early, all adjustments should be reflected as of the beginning of the fiscal year of adoption. As a result of the adoption of this guidance in 2016, the Company recognized a tax benefit in the Consolidated Statements of Income of $65 and $3,762 for the three and six months ended June 30, 2016, respectively. These tax benefits represented a $0.01 decrease and $0.06 increase to diluted net income attributable to Steven Madden Ltd. per common share for the three and six months ended June 30, 2016, respectively. Lastly, the Company elected to not change its accounting policy to account for forfeitures as they occur and, as a result, the Company will continue to estimate forfeitures.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2017
($ in thousands except share and per share data)

Note P - Recent Accounting Pronouncements (continued)

Not Yet Adopted

In March 2017, the FASB issued Accounting Standards Update 2017-08 ("ASU 2017-08"), "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 will amend the amortization period for certain purchased callable debt securities held at a premium. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 will shorten the amortization period for the premium to the earliest call date. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the effect, if any, that the new guidance will have on its financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update 2016-15 ("ASU 2016-15"), "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. We are currently evaluating the timing of adoption of this guidance, however, the guidance is not expected to have a material impact on our financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU 2016-02"), "Leases," which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases with terms longer than 12 months, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures and, while we have not completed the analysis, we expect it will have a material impact on our financial statements.

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

In May 2014, the FASB issued new accounting guidance, Accounting Standards Update No. 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers," on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and the Company plans to adopt the provisions of the new standard in the first quarter of 2018. The Company has not yet determined which approach will be implemented and is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures; however, at the current time the Company does not expect the adoption to have a material impact on its consolidated financial statements.

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

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags and accessories. We also license our trademarks for use in connection with the manufacture, marketing and sale of various products to our licensees. Our products are marketed through our retail stores and our e-commerce websites, as well as better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass market merchants and catalog retailers throughout the United States, Canada, Mexico and Asia, as well as Albania, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Lithuania, Latvia, Luxembourg, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, South Africa, Sweden, Switzerland, and Tunisia. In addition, we have special distribution arrangements for the marketing and sale of our products in various other territories within Australia, India, the Middle East, South and Central America and New Zealand. We offer a broad range of updated styles designed to establish or complement and capitalize on market trends. We have established a reputation for design creativity and our ability to offer quality products in popular styles at affordable prices, delivered in an efficient manner and time frame.
On January 30, 2017, the Company acquired all of the outstanding capital stock of each of Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC and DANIELBARBARA Enterprises LLC (collectively, "Schwartz & Benjamin"). Founded in 1923, Schwartz & Benjamin specializes in the design, sourcing and sale of licensed and private label footwear and distributes its fashion footwear to wholesale customers, including better department stores and specialty boutiques, as well as the retail stores of its brand partners. The total purchase price for the acquisition was approximately $40,446, which is subject to a working capital adjustment. The total purchase price includes a cash payment at closing of $17,396, plus potential earn-out payments based on the achievement of certain earnings targets for each of the twelve month periods ending on January 31, 2018 through 2023, inclusive. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of Schwartz & Benjamin during the earn-out period. At June 30, 2017, the Company estimated the fair value of the contingent consideration to be $23,050.
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

The table below reconciles these metrics to net income as presented in the condensed consolidated statements of income.

	Year-To-Date Period Ended ($ in thousands)
	June 30, 2017	December 31, 2016	June 30, 2016
Net Income	$49,545	$121,274	$48,738
Add back:
Provision for income taxes	24,523	49,726	17,402
Bad debt expense from bankruptcy	7,500	—	—
Schwartz & Benjamin inventory fair value adjustment	1,653	—	—
Schwartz & Benjamin one-time integration costs	767	—	—
Deduct:
Other Income (Loss)*	28	(664)	(1,098)
Interest, net	1,364	2,488	1,468
Adjusted EBIT	82,596	169,176	65,770
Add back:
Depreciation and amortization	9,850	19,868	10,059
Loss on disposal of fixed assets	902	652	—
Adjusted EBITDA	$93,348	$189,696	$75,829
(*) Consists of realized (losses) gains on marketable securities and foreign exchange (losses) gains.

Executive Summary

Net sales for the quarter ended June 30, 2017 increased 15.0% to $374,148 from $325,402 in the same period of last year. Net income attributable to Steven Madden, Ltd. increased 17.1% to $28,964 in the second quarter of 2017 compared to $24,737 in the same period of last year. The effective tax rate for the second quarter of 2017 slightly increased to 31.9% compared to 31.8% in the second quarter of last year. Diluted earnings per share increased to $0.50 per share on 57,750 diluted weighted average shares outstanding compared to $0.41 per share on 59,739 diluted weighted average shares outstanding in the second quarter of last year.
Our inventory turnover (calculated on a trailing twelve-month average) for the quarter ended June 30, 2017 and 2016 was 8.3 times and 8.5 times, respectively. Our total company accounts receivable average collection decreased to 61 days in the second quarter of 2017 compared to 63 days in the second quarter of 2016. As of June 30, 2017, we had $198,606 in cash, cash equivalents and marketable securities, no long-term debt and total stockholders’ equity of $749,730. Working capital increased to $377,836 as of June 30, 2017, compared to $282,321 on June 30, 2016.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended June 30,
($ in thousands)

	2017		2016
CONSOLIDATED:
Net sales	$374,148	100.0%	$325,402	100.0%
Cost of sales	234,751	62.7%	204,357	62.8%
Gross profit	139,397	37.3%	121,045	37.2%
Commission and licensing fee income – net of expenses	2,166	0.6%	2,784	0.9%
Operating expenses	99,666	26.6%	87,939	27.0%
Income from operations	41,897	11.2%	35,890	11.0%
Interest and other income – net	708	0.2%	546	0.2%
Income before income taxes	42,605	11.4%	36,436	11.2%
Net income attributable to Steven Madden, Ltd.	28,964	7.7%	24,737	7.6%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$238,123	100.0%	$195,424	100.0%
Cost of sales	162,963	68.4%	135,568	69.4%
Gross profit	75,160	31.6%	59,856	30.6%
Operating expenses	47,459	19.9%	39,627	20.3%
Income from operations	27,701	11.6%	20,229	10.4%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$67,487	100.0%	$67,442	100.0%
Cost of sales	46,128	68.4%	45,520	67.5%
Gross profit	21,359	31.6%	21,922	32.5%
Operating expenses	14,427	21.4%	13,575	20.1%
Income from operations	6,932	10.3%	8,347	12.4%

RETAIL SEGMENT:
Net sales	$68,538	100.0%	$62,536	100.0%
Cost of sales	25,660	37.4%	23,269	37.2%
Gross profit	42,878	62.6%	39,267	62.8%
Operating expenses	37,780	55.1%	34,737	55.5%
Loss from operations	5,098	7.4%	4,530	7.2%
Number of stores	193		180

FIRST COST SEGMENT:
Other commission income – net of expenses	$1,303	100.0%	$877	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$863	100.0%	$1,907	100.0%

Selected Financial Information
Six Months Ended June 30,
($ in thousands)

	2017		2016
CONSOLIDATED:
Net sales	$740,535	100.0%	$654,759	100.0%
Cost of sales	468,420	63.3%	417,512	63.8%
Gross profit	272,115	36.7%	237,247	36.2%
Commission and licensing fee income – net of expenses	6,092	0.8%	4,955	0.8%
Operating expenses	205,531	27.8%	176,432	26.9%
Income from operations	72,676	9.8%	65,770	10.0%
Interest and other income – net	1,392	0.2%	370	0.1%
Income before income taxes	74,068	10.0%	66,140	10.1%
Net income attributable to Steven Madden, Ltd.	49,122	6.6%	48,396	7.4%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$499,272	100.0%	$424,344	100.0%
Cost of sales	338,794	67.9%	293,566	69.2%
Gross profit	160,478	32.1%	130,778	30.8%
Operating expenses	102,052	20.4%	81,619	19.2%
Income from operations	58,426	11.7%	49,159	11.6%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$119,439	100.0%	$114,321	100.0%
Cost of sales	81,967	68.6%	77,194	67.5%
Gross profit	37,472	31.4%	37,127	32.5%
Operating expenses	28,170	23.6%	26,866	23.5%
Income from operations	9,302	7.8%	10,261	9.0%

RETAIL SEGMENT:
Net sales	$121,824	100.0%	$116,094	100.0%
Cost of sales	47,659	39.1%	46,752	40.3%
Gross profit	74,165	60.9%	69,342	59.7%
Operating expenses	75,309	61.8%	67,947	58.5%
(Loss) income from operations	(1,144)	(0.9)%	1,395	1.2%
Number of stores	193		180

FIRST COST SEGMENT:
Other commission income – net of expenses	$2,836	100.0%	$1,462	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$3,256	100.0%	$3,493	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Consolidated:
Net sales for the three months ended June 30, 2017 increased 15.0% to $374,148 compared to $325,402 in the same period of last year. Gross margin slightly increased to 37.3% from 37.2% in the prior year period. Excluding the impact of a non-cash expense of $413 associated with the purchase accounting fair value adjustment of inventory acquired in connection with the Schwartz & Benjamin acquisition, gross margin increased to 37.4% in the current year period due to improvement in the Wholesale Footwear segment. Operating expenses increased in the second quarter of this year to $99,666 from $87,939 in the second quarter of last year primarily due to the impact of our Schwartz & Benjamin acquisition and the net addition of 13 new retail locations. Excluding the impact of expenses incurred in connection with the integration of the Schwartz & Benjamin acquisition of $767, operating expenses as a percentage of sales decreased to 26.4% for the second quarter of 2017 compared to 27.0% in the second quarter of 2016. Commission and licensing fee income for the second quarter of 2017 decreased to $2,166 compared to $2,784 achieved in the second quarter of 2016. The effective tax rate for the second quarter of 2017 slightly increased to 31.9% compared to 31.8% in the second quarter of last year. Net income attributable to Steven Madden, Ltd. for the second quarter of 2017 increased to $28,964 compared to net income for the second quarter of 2016 of $24,737. Excluding one-time expenses related to the Schwartz & Benjamin acquisition, net income attributable to Steven Madden, Ltd. for the three months ended June 30, 2017 increased to $29,707.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $238,123, or 63.6%, and $195,424, or 60.1%, of our total net sales for the second quarter of 2017 and 2016, respectively. Excluding net sales of $20,716 related to the Schwartz & Benjamin acquisition, net sales increased 11.2%. The increase in net sales is primarily driven by strong growth in our core Steve Madden Women's brand, as well as growth in our private label business, Steve Madden Men's brand and Steve Madden Kids' brand.

Gross profit margin in the Wholesale Footwear segment was 31.6% for the second quarter of 2017 compared to 30.6% for the second quarter of 2016. Excluding the impact from the Schwartz & Benjamin acquisition, gross profit margin was 32.6%. The increase in gross profit margin was driven by strong margin improvement in the Steve Madden Women's brand resulting from higher initial margins and reduced markdown allowances. Operating expenses increased to $47,459 in the second quarter of 2017 from $39,627 in the same period of last year primarily due to the impact of the Schwartz & Benjamin acquisition. Excluding the impact of the one-time expenses related to the integration of the Schwartz & Benjamin acquisition, operating expenses as a percentage of net sales decreased to 19.6% in the second quarter of 2017 compared to 20.3% in the same period of 2016.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $67,487, or 18.0%, and $67,442, or 20.7%, of total net sales for the Company in the second quarter of 2017 and 2016, respectively, reflecting growth in our branded handbag business offset by declines in private label handbags and fashion accessories.

Gross profit margin in the Wholesale Accessories segment decreased to 31.6% in the second quarter of this year from 32.5% in the same period in 2016, primarily due to lower margins in our fashion accessories business driven by sales mix to lower margin customers and increased closeouts. In the second quarter of 2017, operating expenses increased to $14,427 compared to $13,575 in the same period of last year. As a percentage of net sales, operating expenses increased to 21.4% in the second quarter of 2017 compared to 20.1% in the same period of 2016, primarily due to certain employee related costs. Income from operations for the Wholesale Accessories segment decreased 17.0% to $6,932 for the second quarter of 2017 compared to $8,347 for the same period of last year.

Retail Segment:
In the second quarter of 2017, net sales from the Retail segment accounted for $68,538, or 18.3%, of our total net sales compared to $62,536, or 19.2%, of our total net sales in the same period last year, which represents a $6,002, or 9.6%, increase. The increase in net sales reflects a 2.2% increase in comparable store sales due to increased traffic and improved conversion rate, as well as the net addition of 13 new stores from the prior year period. We added 15 new stores and closed two stores during the twelve months ended June 30, 2017. As a result, we had 193 retail stores as of June 30, 2017 compared to 180 stores as of June 30, 2016. The 193 stores currently in operation include 130 Steve Madden® stores, 55 Steve Madden® outlet stores, three Steven® stores, one Superga® store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the second quarter of 2017 and 2016) increased 2.2% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the second quarter of 2017, gross margin slightly decreased to 62.6% from 62.8% in the same period of 2016. In the second quarter of 2017, operating expenses increased to $37,780, or 55.1% of net sales, compared to $34,737, or 55.5% of net sales, in the second quarter of last year primarily due to the new store openings. The decrease as a percentage of net sales was primarily caused by the increase in comparable store sales coupled with leverage on new store sales. Income from operations for the Retail segment were $5,098 in the second quarter of this year compared to $4,530 in the same period of last year.

First Cost Segment:
The First Cost segment, which includes net commission income and fees, increased to $1,303 for the second quarter of 2017 compared to $877 for the comparable period of 2016 due to increases in business with certain private label footwear customers.

Licensing Segment:
Net licensing income decreased to $863 for the second quarter of 2017 compared to $1,907 for the comparable period of 2016 primarily due to decreases in royalties in connection with the licensing of our Betsey Johnson trademark.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Consolidated:
Net sales for the six months ended June 30, 2017 increased 13.1% to $740,535 compared to $654,759 in the same period of last year. Gross margin increased to 36.7% from 36.2% in the prior year period due to improvements in the Wholesale Footwear and Retail segments. Excluding the impact of a non-cash expense of $1,653 associated with the purchase accounting fair value adjustment of inventory acquired in connection with the Schwartz & Benjamin acquisition, gross margin increased to 37.0% in the current year period. Operating expenses for the six months ended June 30, 2017 increased to $205,531 from $176,432 in the same period last year primarily due to the impact of our Schwartz & Benjamin acquisition, a one-time charge related to bad debt expense in connection with the Payless ShoeSource bankruptcy filing in April 2017, as well as operating expenses associated with new stores. Excluding the impact of one-time expenses related to the Payless ShoeSource bankruptcy of $7,500 and the integration of the Schwartz & Benjamin acquisition of $767, operating expenses as a percentage of sales were 26.6% for the six months ended June 30, 2017 compared to 26.9% in the same period of 2016. Commission and licensing fee income for the six months ended June 30, 2017 increased to $6,092 compared to $4,955 achieved in the same period of 2016. The effective tax rate for the first six months of 2017 increased to 33.1% compared to 26.3% in the same period last year. The increase is primarily due to a benefit in the prior year resulting from the exercising and vesting of share based awards and a shift in profitability to jurisdictions with higher tax rates in the the current year. Net income attributable to Steven Madden, Ltd. for the six months ended June 30, 2017 increased to $49,122 compared to $48,396 in the same period last year. Excluding one-time expenses related to the Payless ShoeSource bankruptcy and the Schwartz & Benjamin acquisition, net income attributable to Steven Madden, Ltd. for the six months ended June 30, 2017 increased to $57,216.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $499,272, or 67.4%, and $424,344, or 64.8%, of our total net sales for the six months ended June 30, 2017 and 2016, respectively. Included in the first six months of 2017 are net sales of $34,835 related to our Schwartz & Benjamin acquisition. Excluding net sales related to the Schwartz & Benjamin acquisition, net sales increased 9.4%. The increase in net sales is primarily related to strong growth in our branded business primarily driven by our core Steve Madden Women's brand, as well as our Steve Madden Kid's, Madden Girl and Report brands.

Gross profit margin in the Wholesale Footwear segment was 32.1% for the six months ended June 30, 2017 compared to 30.8% for the comparable period in 2016. Excluding the impact from the Schwartz & Benjamin acquisition, gross profit margin was 33.0%. The increase in gross profit margin primarily resulted from strong margin improvement in the Steve Madden Women's brand due to on-trend product assortment, as well as a sales mix shift between our branded and private label businesses. Operating expenses increased to $102,052 in the first six months of 2017 from $81,619 in the same period of last year primarily due to the impact of the Schwartz & Benjamin acquisition as well as a one-time charge related to bad debt expense in connection with the Payless ShoeSource bankruptcy filing. Excluding the impact of one-time expenses related to the Payless ShoeSource bankruptcy of $7,500 and the integration of the Schwartz & Benjamin acquisition of $767, operating expenses as a percentage of net sales decreased to 18.8% in the six months ended June 30, 2017 compared to 19.2% in the same period of 2016.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $119,439, or 16.1%, and $114,321, or 17.5%, of total net sales for the Company in the six months ended June 30, 2017 and 2016, respectively. The increase in net sales is attributable to growth in our handbag business.

Gross profit margin in the Wholesale Accessories segment decreased to 31.4% in the first six months of this year from 32.5% in the same period in 2016, primarily due to lower margins in our fashion accessories business driven by increased closeouts. In the six months ended June 30, 2017, operating expenses increased to $28,170 compared to $26,866 in the same period of last year. As a percentage of net sales, operating expenses slightly increased to 23.6% in the first six months of 2017 compared to 23.5% in the same period of 2016. Income from operations for the Wholesale Accessories segment decreased 9.3% to $9,302 for the six months ended June 30, 2017 compared to $10,261 for the same period of last year.

Retail Segment:
In the six months ended June 30, 2017, net sales from the Retail segment accounted for $121,824, or 16.5%, of our total net sales compared to $116,094, or 17.7%, of our total net sales in the same period last year, which represents a $5,730, or 4.9%, increase. The increase in net sales reflects the net addition of 13 new stores from the prior year period partially offset by a 1.5% decrease in comparable store sales. We added 15 new stores and closed two stores during the twelve months ended June 30, 2017. As a result, we had 193 retail stores as of June 30, 2017 compared to 180 stores as of June 30, 2016. The 193 stores currently in operation include 130 Steve Madden® stores, 55 Steve Madden® outlet stores, three Steven® stores, one Superga® store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first six months of 2017 and 2016) decreased 1.5% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the first six months of 2017, gross margin increased to 60.9% from 59.7% in the same period of 2016 primarily due to lower promotional activity in the first quarter of 2017. In the six months ended June 30, 2017, operating expenses increased to $75,309, or 61.8% of net sales, compared to $67,947, or 58.5% of net sales, in the same period of last year primarily due to the new store openings as well as costs related to our new point of sale system. The increase as a percentage of net sales was primarily caused by the decrease in comparable store sales. Losses from operations for the Retail segment were $1,144 in the first six months of this year compared to income of $1,395 in the same period of last year.

First Cost Segment:
The First Cost segment, which includes net commission income and fees, increased to $2,836 for the six months ended June 30, 2017 compared to $1,462 for the comparable period of 2016 due to increases in business with certain private label footwear customers.

Licensing Segment:
Net licensing income slightly decreased to $3,256 for the first six months of 2017 compared to $3,493 for the comparable period of 2016.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Our primary source of liquidity is cash flows generated from our operations. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements and retail store expansion and remodeling.
Cash, cash equivalents and short-term investments totaled $156,735 and $165,610 at June 30, 2017 and December 31, 2016, respectively. Of the total cash, cash equivalents and short-term investments at June 30, 2017, $86,277, or approximately 55%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2016, $70,450, or approximately 43%, was held in our foreign subsidiaries. To date, deferred taxes have been estimated and accrued for foreign subsidiary earnings that have not been determined to be indefinitely reinvested. As of June 30, 2017, the cumulative total amount of earnings considered to be indefinitely reinvested of our foreign subsidiaries was $134,249. If such amounts were not indefinitely reinvested, the Company would incur approximately $26,615 in cumulative taxes that were not previously provided for. Management believes that our existing domestic and international cash, cash equivalents, short-term investments and cash flows from operations, which are not considered to be indefinitely reinvested, continue to be sufficient to fund our operating activities. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings of $134,249 as of June 30, 2017, that were considered to be indefinitely reinvested and we do not believe there are any material implications or restrictions on our liquidity as a result of having a significant portion of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.
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
On May 18, 2017, Steve Madden Europe B.V., a joint venture entity which is consolidated by the Company, entered into a 2,500,000 EUR credit facility agreement with Cooperatieve Rabobank U.A. The facility allows Steve Madden Europe B.V. to request short-term borrowings to finance its seasonal working capital requirements based on 1 month EURIBOR or 1 month LIBOR + 2.95%. The facility expires on February 28, 2018, at which time it may be extended for one year. Any borrowings under the facility are secured by the Inventory and Receivables of Steve Madden Europe B.V. At June 30, 2017 there were no borrowings outstanding under the facility.
As of June 30, 2017, we had working capital of $377,836, cash and cash equivalents of $99,411 and investments in marketable securities of $99,195.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $49,474 for the six months of 2017 compared to cash provided by operations of $58,491 in the same period of last year. The primary sources of cash were net income of $49,545 and a decrease in accounts receivable along with increases in accounts payable and accrued expenses. These cash sources were partially offset by uses of cash related to increases in factor accounts receivable and inventory.
INVESTING ACTIVITIES
 ($ in thousands)

During the six months ended June 30, 2017, we invested $32,508 in marketable securities and received $44,149 from the maturities and sales of marketable securities. We also made capital expenditures of $7,672, principally for improvements to existing stores, systems enhancements, new stores and leasehold improvements to office space. Lastly, we made a payment in the amount of $17,396 for the acquisition of Schwartz & Benjamin.

FINANCING ACTIVITIES
($ in thousands)
During the six months ended June 30, 2017, net cash used for financing activities was $63,613, which consisted of the repurchase of shares of common stock for an aggregate purchase price of approximately $63,941 (see Note H to the Condensed Consolidated Financial Statements contained in this Quarterly Report) coupled with payments of contingent liabilities which total $5,321 partially offset by proceeds from the exercise of stock options of $5,649.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of June 30, 2017 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	2022 and after
Operating lease obligations	$264,468	$22,848	$82,466	$68,566	$90,588
Purchase obligations	161,560	161,560	—	—	—
Contingent payment liabilities	24,923	1,873	4,266	6,118	12,666
Other long-term liabilities (future minimum royalty payments)	6,135	1,135	2,000	2,000	1,000
Total	$457,086	$187,416	$88,732	$76,684	$104,254
At June 30, 2017, we had open letters of credit for the purchase of inventory of approximately $524.
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
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $1,847 in the remainder of 2017, $3,217 in 2018, $1,978 in 2019 and $148 in 2020. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, "SM Canada") on February 21, 2012, the Company has made earn-out payments to the seller of SM Canada based on the annual performance of SM Canada for each of the twelve-month periods ending on March 31, 2013 through 2017, inclusive. A final earn-out payment of $2,741 for the period ended March 31, 2017 was paid to the seller of SM Canada in the second quarter of this year.

In connection with our acquisition of all of the outstanding capital stock of Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V. and Maximus Designer Shoes S.A. de C.V. (together, "SM Mexico") on December 30, 2014, we are subject to potential earn-out payments to the seller of SM Mexico based on the annual performance of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016. The first earn-out payment of $3,482 was made in the first quarter of 2016. A partial earn-out payment in the amount of $2,580 was paid to the seller of SM Mexico in the second quarter of this year and the remaining portion of the final earn-out payment will be payable in the third quarter of 2017.

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
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended June 30, 2017. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
There have been no material changes to our critical accounting policies and the use of estimates from the disclosures for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2017.
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
As of June 30, 2017, we held marketable securities valued at $99,195, which consist primarily of certificates of deposit and corporate bonds. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
In the second quarter of 2017, the Company entered into forward foreign exchange contracts. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rate to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of the quarter ended June 30, 2017. As of June 30, 2017, a 10% appreciation or depreciation of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $41.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

On August 10, 2005, following the conclusion of an audit of the Company conducted by auditors for U.S. Customs and Border Protection (“U.S. Customs”) during 2004 and 2005, U.S. Customs issued a report that asserts that certain commissions that the Company treated as “buying agents’ commissions” (which are non-dutiable) should be treated as “selling agents’ commissions” and, hence, are dutiable. Subsequently, U.S. Immigration and Customs Enforcement commenced a formal investigation of the Company’s importing practices as a result of the audit. In September 2007, U.S. Customs notified the Company that it had finalized its assessment of the underpaid duties at $1,400. The Company, with the advice of legal counsel, evaluated the liability in the case, including additional duties, interest and penalties, and believed that it was not likely to exceed $3,050 and, accordingly, recorded a liability for this amount as of December 31, 2009. The Company contested the conclusions of the U.S. Customs audit and filed a request for review and issuance of rulings thereon by U.S. Customs Headquarters, of Regulations and Rulings, under internal advice procedures. On September 20, 2010, U.S. Customs issued a ruling in the matter, concluding that the commissions paid by the Company pursuant to buying agreements entered into by the Company and one of its two buying agents under review were bona fide buying-agent commissions and, therefore, were non-dutiable. With respect to the second buying agent, U.S. Customs ruled that beginning in February 2002, commissions paid by the Company were bona fide buying agent commissions and, therefore, were non-dutiable. However, U.S. Customs found that the Company’s pre-2002 buying agreements with the second agent were legally insufficient to substantiate a buyer-buyer’s agent relationship between the Company and the agent and that commissions paid to the second agent under such buying agreements, in fact, were dutiable. On the basis of the U.S. Customs ruling, the Company reevaluated and reduced its potential liability in the case from $3,050 to $1,248 as of September 30, 2010.

On November 21, 2011, U.S. Customs issued a pre-penalty notice to the Company in which it alleged that gross negligence by the Company resulted in an underpayment of duties with respect to certain pre-2002 buying agreements and claimed that the Company owed $342 as an additional duty and $1,367 in monetary penalties. In its February 16, 2012 response to the pre-penalty notice, the Company submitted that it owed no additional duty and, further, did not through negligence or gross negligence fail to pay any duty or engage in conduct amounting to either gross negligence or negligence. The Company requested that U.S. Customs withdraw its proposal to issue a notice of penalty and take no further adverse action against the Company. On June 26, 2014, the Company’s counsel met with U.S. Customs officials and, following the meeting, counsel submitted to U.S Customs a letter and the Company’s check in the amount of $342, representing the Company’s Offer in Compromise of the proposed government claim, which was filed without any admission or acceptance by the Company with respect to the proposed claim. On June 9, 2017, U.S. Customs issued its decision indicating that the Company’s Offer in Compromise in the amount of $342 was accepted by U.S. Customs in full and complete settlement of all U.S. Customs civil claims and potential civil claims against the Company for unpaid duties and proposed monetary penalties assessed against the Company. As a result, excess reserve of $906 was reversed in the second quarter of 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended June 30, 2017, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note H to the Condensed Consolidated Financial Statements. During the three months ended June 30, 2017, there were no sales by the Company of unregistered shares of the Company's common stock.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
4/1/2017 - 4/30/2017	335,201	$36.88	333,269	$73,594
5/1/2017 - 5/31/2017	270,656	$37.58	267,924	$63,525
6/1/2017 - 6/30/2017	214,991	$38.35	209,525	$55,490
Total	820,848	$37.50	810,718	$55,490

(a) The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy all or part of such withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the second quarter ended June 30, 2017 in connection with the settlement of vested restricted stock to satisfy tax withholding requirements.

ITEM 5. OTHER INFORMATION
(a)
(1) On July 31, 2017, the board of directors of the Company approved an amendment of the Company’s Amended and Restated By-laws (as amended and restated, the “Amended By-laws”), effective immediately. The principal amendments and clarifications contained in the Amended By-laws include the following:

•
in subparagraph (c) of Section 7 of Article I, the clarification of the process for the adjournment of stockholders’ meetings, including to provide the board of directors with explicit authority to postpone or reschedule a stockholders’ meeting;

•	in subparagraph (e) of Section 7 of Article I, the clarification of the power of the chairman of a stockholders’ meeting over the conduct of such meeting;

•
in subparagraph (f) of Section 7 of Article I, the requirement that a stockholder desiring to bring business before a meeting of the Company’s stockholders include additional disclosures in the stockholder’s notice to the Company;

•	in Section 8 of Article I, the clarification of the requirements for stockholder action by written consent;

•
in subparagraph (c) of Section 5 of Article II, the requirement that a stockholder desiring to nominate a person for election as a director of the Company include additional disclosures in the stockholder’s notice to the Company; and

•	in a new Article VII, the designation of the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of litigation.

The Amended By-laws also include clarifications, updates and other non-substantive changes to other provisions thereof.
The foregoing description of the Amended By-laws is not complete and is qualified in its entirety by reference to the complete text of the Amended By-laws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
    (2) On August 1, 2017, the Company issued a press release reporting its financial results for the fiscal quarter ended June 30, 2017, a copy of which is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

3.1	Amended and Restated By-laws of the Company, as further amended on July 31, 2017 †
10.1
Employment Agreement dated April 11, 2017 between the Company and Karla Frieders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2017 filed with the SEC on May 9, 2017) #

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release of the Company, dated August 1, 2017, issued by Steven Madden, Ltd †*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

† Filed herewith.
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

DATE: August 4, 2017

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

Exhibit Index

3.1	Amended and Restated By-laws of the Company, as further amended on July 31, 2017 †
10.1
Employment Agreement dated April 11, 2017 between the Company and Karla Frieders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2017 filed with the SEC on May 9, 2017) #

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release of the Company, dated August 1, 2017, issued by Steven Madden, Ltd †*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

† Filed herewith.
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