Form 10-Q
period 2017-09-30
STEVEN MADDEN, LTD.
filed 2017-11-08
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
Yes  ☐   No ☒

As of November 6, 2017, the latest practicable date, there were 59,103,274 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
September 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2017	December 31, 2016	September 30, 2016
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,080	$126,115	$62,723
Accounts receivable, net of allowances of $1,328, $1,622 and $1,180	49,266	56,790	40,687
Factor accounts receivable, net of allowances of $24,823, $20,209 and $18,716	287,934	144,168	229,166
Inventories	124,117	119,824	111,952
Marketable securities – available for sale	50,976	39,495	30,301
Prepaid expenses and other current assets	26,061	26,351	25,996
Prepaid taxes	18,560	15,928	5,606
Total current assets	648,994	528,671	506,431
Note receivable – related party	2,378	2,644	2,730
Property and equipment, net	73,922	72,381	74,382
Deposits and other	4,835	4,710	4,896
Marketable securities – available for sale	33,839	70,559	90,436
Deferred taxes	1,813	1,813	594
Goodwill – net	153,974	135,711	136,522
Intangibles – net	151,648	144,386	146,398
Total Assets	$1,071,403	$960,875	$962,389
LIABILITIES
Current liabilities:
Accounts payable	$102,906	$80,584	$102,095
Accrued expenses	97,088	86,635	71,131
Contingent payment liability – current portion	1,889	7,948	16,682
Accrued incentive compensation	9,397	7,960	7,863
Total current liabilities	211,280	183,127	197,771
Contingent payment liability	21,161	—	—
Deferred rent	15,998	14,578	14,663
Deferred taxes	18,740	19,466	26,315
Other liabilities	1,223	2,632	—
Total Liabilities	268,402	219,803	238,749
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 87,034, 86,417 and 86,109 shares issued, 59,066, 60,410 and 60,618 shares outstanding	6	6	6
Additional paid-in capital	380,435	353,443	341,370
Retained earnings	1,111,105	1,017,753	989,003
Accumulated other comprehensive loss	(22,675)	(31,751)	(28,043)
Treasury stock – 27,968, 26,007 and 25,491 shares at cost	(671,810)	(598,584)	(578,973)
Total Steven Madden, Ltd. stockholders’ equity	797,061	740,867	723,363
Noncontrolling interest	5,940	205	277
Total stockholders’ equity	803,001	741,072	723,640
Total Liabilities and Stockholders’ Equity	$1,071,403	$960,875	$962,389
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$441,193	$408,384	$1,181,728	$1,063,143
Cost of sales	275,302	253,876	743,723	671,388
Gross profit	165,891	154,508	438,005	391,755

Commission and licensing fee income – net	4,746	5,304	10,838	10,259
Operating expenses	(105,194)	(96,046)	(310,725)	(272,478)
Income from operations	65,443	63,766	138,118	129,536
Interest and other income – net	564	747	1,956	1,117
Income before provision for income taxes	66,007	64,513	140,074	130,653
Provision for income taxes	21,181	20,810	45,703	38,212
Net income	44,826	43,703	94,371	92,441
Net income attributable to noncontrolling interest	596	(64)	1,019	278
Net income attributable to Steven Madden, Ltd.	$44,230	$43,767	$93,352	$92,163

Basic net income per share	$0.81	$0.77	$1.69	$1.61

Diluted net income per share	$0.77	$0.74	$1.61	$1.54

Basic weighted average common shares outstanding	54,904	56,869	55,290	57,334
Effect of dilutive securities – options/restricted stock	2,847	2,460	2,604	2,438
Diluted weighted average common shares outstanding	57,751	59,329	57,894	59,772
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$44,826			$94,371
Other comprehensive income (loss):
Foreign currency translation adjustment	$3,708	$—	3,708	$9,545	$—	9,545
(Loss) on cash flow hedging derivatives	(362)	134	(228)	(1,102)	408	(694)
Unrealized gain on marketable securities	46	(17)	29	357	(132)	225
Total other comprehensive income	$3,392	$117	3,509	$8,800	$276	9,076

Comprehensive income			48,335			103,447
Comprehensive income attributable to noncontrolling interests			596			1,019
Comprehensive income attributable to Steven Madden, Ltd.			$47,739			$102,428

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$43,703			$92,441
Other comprehensive income (loss):
Foreign currency translation adjustment	$(2,290)	$—	(2,290)	$973	$—	973
Gain on cash flow hedging derivatives	447	(163)	284	688	(251)	437
Unrealized gain on marketable securities	543	(198)	345	3,087	(1,127)	1,960
Total other comprehensive (loss) income	$(1,300)	$(361)	(1,661)	$4,748	$(1,378)	3,370

Comprehensive income			42,042			95,811
Comprehensive (loss) income attributable to noncontrolling interests			(64)			278
Comprehensive income attributable to Steven Madden, Ltd.			$42,106			$95,533
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$94,371	$92,441
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	15,680	14,618
Depreciation and amortization	15,688	16,036
Loss on disposal of fixed assets	924	—
Deferred taxes	(190)	(698)
Accrued interest on note receivable - related party	(41)	(48)
Deferred rent expense	1,420	2,650
Realized (gain) loss on sale of marketable securities	(52)	776
Changes in fair value on contingent liability	(589)	(45)
Bad debt expense from bankruptcy	7,970	—
Changes, net of acquisitions, in:
Accounts receivable	10,819	2,486
Factor accounts receivable	(143,766)	(73,955)
Notes receivable - related party	307	308
Inventories	8,405	(9,872)
Prepaid expenses, prepaid taxes, deposits and other	4,211	7,202
Accounts payable and accrued expenses	19,825	21,331
Accrued incentive compensation	1,437	1,722
Other liabilities	(1,409)	(1,488)
Net cash provided by operating activities	35,010	73,464

Cash flows from investing activities:
Acquisitions, net of cash acquired	(17,396)	—
Capital expenditures	(11,710)	(12,908)
Purchases of marketable securities	(39,142)	(24,089)
Repayment of notes receivable	221	249
Maturity/sale of marketable securities	67,432	26,825
Net cash used in investing activities	(595)	(9,923)

Cash flows from financing activities:
Proceeds from exercise of stock options	11,312	4,869
Purchase of noncontrolling interest	—	(3,759)
Payment of contingent liability	(7,359)	(8,048)
Common stock purchased for treasury	(73,226)	(66,394)
Net cash used in financing activities	(69,273)	(73,332)
Effect of exchange rate changes on cash and cash equivalents	823	100
Net (decrease) in cash and cash equivalents	(34,035)	(9,691)
Cash and cash equivalents – beginning of period	126,115	72,414
Cash and cash equivalents – end of period	$92,080	$62,723
 See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2017
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2017 presentation. The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2016 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 28, 2017.
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

Note C – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement can be terminated by the Company or Rosenthal at any time upon 60 days' prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of September 30, 2017 and 2016, no borrowings were outstanding. As of September 30, 2017 and 2016, there were open letters of credit of $447 and $0, respectively. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations.
Note D – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to four years at the time of purchase. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three and nine months ended September 30, 2017, the amortization of bond premiums totaled $219 and $771 compared to $307 and $925 for the comparable period in 2016. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk. The schedule of maturities at September 30, 2017 and December 31, 2016 are as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2017
($ in thousands except share and per share data)

Note D – Marketable Securities (continued)

	Maturities as of September 30, 2017		Maturities as of December 31, 2016
	1 Year or Less	1 to 4 Years	1 Year or Less	1 to 4 Years
Corporate bonds	$14,378	$33,839	$11,527	$70,559
Certificates of deposit	36,598	—	27,968	—
Total	$50,976	$33,839	$39,495	$70,559
For the three and nine months ended September 30, 2017, gains of $24 and $52 were reclassified from accumulated other comprehensive income and recognized in the income statement in interest and other income compared to gains of $3 and losses of $776 for the comparable periods in 2016. For the nine month period ended September 30, 2017, current marketable securities included unrealized gains of $4 and unrealized losses of $93 and long-term marketable securities included unrealized gains of $37 and unrealized losses of $29. For the comparable period in 2016, current marketable securities included unrealized losses of $220 while long-term marketable securities included unrealized gains of $592 and unrealized losses of $22.
Note E – Fair Value Measurement
The accounting guidance under Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities subject to fair value measurements as of September 30, 2017 and December 31, 2016 are as follows:

		September 30, 2017
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,350	$13,350	$—	$—
Current marketable securities – available for sale	50,976	50,976	—	—
Long-term marketable securities – available for sale	33,839	33,839	—	—
Total assets	$98,165	$98,165	$—	$—
Liabilities:
Forward contracts	$611	$—	$611	$—
Contingent consideration	23,050	—	—	23,050
Total liabilities	$23,661	$—	$611	$23,050

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2017
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

Our level 3 balances consist of contingent consideration related to acquisitions. The changes in our level 3 assets and liabilities for the periods ended September 30, 2017 and December 31, 2016 are as follows:

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at September 30,
2017
Liabilities:
Contingent consideration	$7,948	$(7,359)	$23,050	$(589)	$23,050

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at December 31,
2016
Liabilities:
Contingent consideration	$24,775	$(16,402)	$—	$(425)	$7,948

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

The Company recorded a liability for potential contingent consideration in connection with the December 30, 2014 acquisition of all of the outstanding capital stock of Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V. and Maximus Designer
Shoes S.A. de C.V. (together, "SM Mexico"). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Mexico, earn-out payments, if achieved, were due annually to the seller of SM Mexico based on the financial performance

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2017
($ in thousands except share and per share data)

Note E – Fair Value Measurement (continued)

of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016, inclusive. The fair value of the contingent payments was estimated using the present value of payments based on management’s projections of the financial results of SM Mexico during the earn-out period. The first earn-out payment of $3,482 for the period ended December 31, 2015 was paid to the seller of SM Mexico in the first quarter of 2016. A partial earn-out payment of $2,580 for the period ended December 31, 2016 was paid to the seller of SM Mexico in the second quarter of this year. A payment of $2,038 which represents the remaining portion of the final earn-out payment for the period ending December 31, 2016 was paid to the seller of SM Mexico in the third quarter of this year.

The Company recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of SM Canada. Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada, earn-out payments, if achieved, were due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the 12-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of payments based on management’s projections of the financial results of SM Canada during the earn-out period. A final earn-out payment of $2,741 for the period ended March 31, 2017 was paid to the seller of SM Canada in the second quarter of this year.

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

The Company licenses its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. In addition, the Company licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationery, umbrellas, and household goods. The Company licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children’s outerwear and swimwear. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee, both of which are based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission and a design fee on the purchases of the Company’s products. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2017
($ in thousands except share and per share data)

Note F – Revenue Recognition (continued)

minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and receivable on a quarterly basis.
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
Note H – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. On July 28, 2017, the Board of Directors approved the extension of the Share Repurchase Program for an additional $200,000 in repurchases of the Company's common stock. During the nine months ended September 30, 2017, an aggregate of 1,898,249 shares of the Company's common stock were repurchased under the Share Repurchase Program, at an average price per share of $37.32, for an aggregate purchase price of approximately $70,841. As of September 30, 2017, approximately $194,803 remained available for future repurchases under the Share Repurchase Program.
The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. During the nine months ended September 30, 2017, an aggregate of 63,211 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, at an average price per share of $37.72, for an aggregate purchase price of approximately $2,384.

Note I – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,218,000 and 4,230,000 shares for the three and nine months ended September 30, 2017, respectively, compared to 4,235,000 and 4,186,000 shares for the three and nine months ended September 30, 2016. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. During the third quarter of 2016, the Company adopted Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," which provides updated guidance relating to the treasury stock calculation of diluted shares. For the three and nine months ended September 30, 2017, options to purchase approximately 0 and 50,000 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share as compared to 383,000 and 375,000 shares that were excluded for the three and nine months ended September 30, 2016, as the result would have been antidilutive. For the three and nine months ended September 30, 2017 and 2016, all unvested restricted stock awards were dilutive.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2017
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

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(21,795,000)
Common stock available for grant of stock-based awards as of September 30, 2017	1,671,000

Total equity-based compensation for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted stock	$3,902	$4,177	$12,540	$12,417
Stock options	1,005	805	3,140	2,201
Total	$4,907	$4,982	$15,680	$14,618

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from stock options exercised	$5,663	$1,162	$11,312	$4,869
Intrinsic value of stock options exercised	$1,220	$634	$4,729	$11,684

During the three and nine months ended September 30, 2017, options to purchase approximately 56,355 shares of common stock with a weighted average exercise price of $34.72 and options to purchase approximately 349,030 shares of common stock with a weighted average exercise price of $33.35 vested, respectively. During the three and nine months ended September 30, 2016, options to purchase approximately 21,006 shares of common stock with a weighted average exercise price of $32.72 and options to purchase approximately 261,715 shares of common stock with a weighted average exercise price of $31.92 vested, respectively. As of September 30, 2017, there were unvested options relating to 1,294,680 shares of common stock outstanding with a total of $9,449 of unrecognized compensation cost and an average vesting period of 4.6 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company historically has not paid regular cash dividends and thus the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted during the nine months ended September 30, 2017 and 2016:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2017
($ in thousands except share and per share data)

Note J – Equity-Based Compensation (continued)

	2017	2016
Volatility	23.0% to 26.4%	22.2% to 26.2%
Risk free interest rate	1.48% to 1.99%	0.86% to 1.73%
Expected life in years	3.4 to 5.0	3.4 to 5.0
Dividend yield	0.00%	0.00%
Weighted average fair value	$8.91	$7.01

Activity relating to stock options granted under the Company’s plans and outside the plans during the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,499,000	$29.72
Granted	1,054,000	37.53
Exercised	(405,000)	27.39
Forfeited	(8,000)	35.02
Outstanding at September 30, 2017	2,140,000	$33.98	4.6 years	$19,937
Exercisable at September 30, 2017	846,000	$29.45	2.5 years	$11,713

Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2017 and 2016:

	2017		2016
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1,	4,191,000	$25.93	4,055,000	$25.32
Granted	259,000	37.38	377,000	34.22
Vested	(213,000)	33.25	(193,000)	30.44
Forfeited	(34,000)	35.08	—	—
Non-vested at September 30,	4,203,000	$26.19	4,239,000	$25.93

As of September 30, 2017, the Company had $66,808 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 5.6 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

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
September 30, 2017
($ in thousands except share and per share data)

Note J – Equity-Based Compensation (continued)

Madden’s continued employment on each such vesting date. On June 30, 2012, Mr. Madden exercised his right under his employment agreement to receive an additional restricted stock award, and, on July 3, 2012, he was granted 1,893,342 restricted shares of the Company's common stock at the then market price of $21.13, which will vest in the same manner as the aforementioned grant. On August 8, 2016, pursuant to the employment agreement, Mr. Madden was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of $34.42 per share, which option became exercisable in equal quarterly installments commencing on November 8, 2016. On July 20, 2017, pursuant to his employment agreement, Mr. Madden was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of $40.15 per share, which option is exercisable in equal quarterly installments commencing on October 20, 2017.

Note K – Acquisitions

SM Dolce Limited

In September 2017, the Company formed a joint venture ("SM Taiwan") with Dolce Limited through its subsidiary, SM Dolce Limited. The Company is the majority interest holder in SM Taiwan and controls all of the significant participating rights of the joint venture. SM Taiwan is the exclusive distributor of the Company's products in Taiwan. As the Company controls all of the significant participating rights of the joint venture and is the majority interest holder in SM Taiwan, the assets, liabilities and results of operations of SM Taiwan are consolidated and included in the Company’s Condensed Consolidated Financial Statements. The other member's interest is reflected in “Net income attributable to noncontrolling interests” in the Condensed Consolidated Statements of Income and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets.

SM (Jiangsu) Co., Ltd.

In September 2017, the Company formed a joint venture ("SM China") with Xuzhou C. banner Footwear, Ltd. through its subsidiary, SM (Jiangsu) Co., Ltd. The Company controls all of the significant participating rights of the joint venture. SM China is the exclusive distributor of the Company's products in China. As the Company controls all of the significant participating rights of the joint venture in SM China, the assets, liabilities and results of operations of SM China are consolidated and included in the Company’s Condensed Consolidated Financial Statements. The other member's interest is reflected in “Net income attributable to noncontrolling interests” in the Condensed Consolidated Statements of Income and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets.

Schwartz & Benjamin

In January 2017, the Company acquired all of the outstanding capital stock of each of Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC and DANIELBARBARA Enterprises LLC (collectively, "Schwartz & Benjamin"). Founded in 1923, Schwartz & Benjamin specializes in the design, sourcing and sale of licensed and private label footwear and distributes its fashion footwear to wholesale customers, including department stores and specialty boutiques, as well as the retail stores of its brand partners. The total purchase price for the acquisition was approximately $40,446, which is subject to a working capital adjustment. The total purchase price includes a cash payment at closing of $17,396, plus potential earn-out payments based on the achievement of certain earnings targets for each of the twelve month periods ending on January 31, 2018 through 2023, inclusive. The fair value of the contingent payments was estimated using the present value of the payments based on management's projections of the financial results of Schwartz & Benjamin during the earn-out period. At September 30, 2017, the Company estimated the fair value of the contingent consideration to be $23,050.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2017
($ in thousands except share and per share data)

Note K – Acquisitions (continued)

Inventory	$12,698
Accounts receivable	10,733
Trademarks	4,000
Customer relations	3,900
Fixed assets	3,281
Prepaids and other assets	2,694
Accounts payable	(8,544)
Accrued expenses	(4,669)
Total fair value excluding goodwill	24,093
Goodwill	16,353

Net assets acquired	$40,446

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

Note L – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of September 30, 2017:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2017	$72,261	$49,324	$14,126	$135,711
Acquisitions	16,353	—	—	16,353
Translation and other	1,213	—	697	1,910
Balance at September 30, 2017	$89,827	$49,324	$14,823	$153,974

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2017
($ in thousands except share and per share data)

Note L – Goodwill and Intangible Assets (continued)
The following table details identifiable intangible assets as of September 30, 2017:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Net Carrying Amount
Trade names	6–10 years	$8,590	$4,357	$4,233
Customer relationships	10 years	45,409	23,117	22,292
License agreements	3–6 years	5,600	5,600	—
Non-compete agreement	5 years	2,440	2,354	86
Re-acquired right	2 years	4,200	4,200	—
Other	3 years	14	14	—
		66,253	39,642	26,611
Re-acquired right	indefinite	35,200	7,451	27,749
Trademarks	indefinite	97,288	—	97,288
		$198,741	$47,093	$151,648
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

The estimated future amortization expense of purchased intangibles as of September 30, 2017 is as follows:

2017 (remaining three months)	$1,113
2018	4,454
2019	4,380
2020	3,560
2021	1,884
Thereafter	11,220
$26,611

Note M – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of September 30, 2017, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in accrued expenses, is $611. As of September 30, 2017, $503 of losses related to cash flow hedges are recorded in accumulated other comprehensive loss, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of September 30, 2016, $123 of gains related to cash flow hedges were recorded in accumulated other comprehensive income, net of taxes. As of September 30, 2017, the Company's hedging activities were considered effective and, thus, no ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2017, gains of $17 and losses of $26 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales, as compared to losses of $68 and $428 for the three and nine months ended September 30, 2016.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2017
($ in thousands except share and per share data)

Note N – Commitments, Contingencies and Other
Legal proceedings:

The Company has been named as a defendant in certain lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the Company's financial position or results of operations. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

Note O – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and internationally (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide (via our International business), from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from territories within Asia, Albania, Austria, Belgium, Bulgaria, Canada, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Lithuania, Latvia, Luxembourg, Mexico, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, Switzerland, and Tunisia and, under special distribution arrangements in various other territories within Australia, the Middle East, India, South and Central America and New Zealand. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada, Mexico, South Africa and China and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationery, umbrellas, and household goods; and furthermore, licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children’s outerwear and swimwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2017
($ in thousands except share and per share data)

Note O – Operating Segment Information (continued)

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2017
Net sales to external customers	$300,565	$76,365	$376,930	$64,263	$—	$—	$441,193
Gross profit	102,891	24,877	127,768	38,123	—	—	165,891
Commissions and licensing fees – net	—	—	—	—	2,028	2,718	4,746
Income from operations	52,366	10,301	62,667	(1,970)	2,028	2,718	65,443
Segment assets	$790,405	$139,852	930,257	128,198	12,948	—	1,071,403
Capital expenditures			$1,348	$2,690	$—	$—	$4,038
September 30, 2016
Net sales to external customers	$268,159	$78,448	$346,607	$61,777	$—	$—	$408,384
Gross profit	90,550	26,937	117,487	37,021	—	—	154,508
Commissions and licensing fees – net	—	—	—	—	2,370	2,934	5,304
Income from operations	41,080	15,492	56,572	1,890	2,370	2,934	63,766
Segment assets	$646,919	$184,622	831,541	117,604	13,244	—	962,389
Capital expenditures			$1,693	$2,800	$—	$—	$4,493

As of and for the nine months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2017
Net sales to external customers	$799,837	$195,804	$995,641	$186,087	$—	$—	$1,181,728
Gross profit	263,368	62,349	325,717	112,288			438,005
Commissions and licensing fees – net	—	—	—	—	4,864	5,974	10,838
Income (loss) from operations	110,791	19,603	130,394	(3,114)	4,864	5,974	138,118
Segment assets	$790,405	$139,852	930,257	128,198	12,948	—	1,071,403
Capital expenditures			$3,800	$7,910	$—	$—	$11,710
September 30, 2016
Net sales to external customers	$692,503	$192,769	$885,272	$177,871	$—	$—	$1,063,143
Gross profit	221,328	64,064	285,392	106,363			391,755
Commissions and licensing fees – net	—	—	—	—	3,832	6,427	10,259
Income from operations	90,239	25,753	115,992	3,285	3,832	6,427	129,536
Segment assets	$646,919	$184,622	831,541	117,604	13,244	—	962,389
Capital expenditures			$4,296	$8,612	$—	$—	$12,908

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2017
($ in thousands except share and per share data)

Note O – Operating Segment Information (continued)

Revenues by geographic area for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Domestic (a)	$388,350	$360,400	$1,061,867	$956,967
International	52,843	47,984	119,861	106,176
Total	$441,193	$408,384	$1,181,728	$1,063,143
(a) Includes revenues of $87,662 and $258,603 for the three and nine months ended September 30, 2017, respectively, and $86,584 and $252,599 for the comparable periods in 2016 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our international business.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17 ("ASU 2015-17"), "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies current guidance and requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The Company adopted the provisions of ASU 2015-17 in the first quarter of 2017 under the retrospective approach and, as such, the Company reclassified $13,985 and $14,573 of deferred taxes from current to non-current on our balance sheets as of December 31, 2016 and September 30, 2017, respectively.

Not Yet Adopted

In August 2017, the FASB issued Accounting Standards Update 2017-12 ("ASU 2017-12"), "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 changes the recognition and presentation requirements of hedge accounting. The guidance provides new alternatives for applying hedge accounting to additional hedging strategies and measuring the hedged item in fair value hedges of interest rate risk, as well as applies new alternatives for reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method, and reducing the risk of material error correction if a company applies the shortcut method inappropriately. The guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018 and early adoption is permitted any time after the issuance of the ASU, including in an interim period. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

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
September 30, 2017
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

In August 2016, the FASB issued Accounting Standards Update 2016-15 ("ASU 2016-15"), "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. We will adopt the guidance when it becomes effective in the first quarter of 2018; the guidance is not expected to have a material impact on our financial statements.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01 ("ASU 2016-01"), "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities."  ASU 2016-01 generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. We will adopt the guidance when it becomes effective in the first quarter of 2018; the guidance is not expected to have a material impact on our financial statements.

In May 2014, the FASB issued new accounting guidance, Accounting Standards Update No. 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers," on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and the Company plans to adopt the provisions of the new standard in the first quarter of 2018. The Company is utilizing a comprehensive approach to assess the impact of the guidance on each of our operating segments' revenue streams, including assessment of our performance obligations, principal versus agent considerations and variable consideration. Additionally, the Company is evaluating the impact of the new guidance on disclosures, as well as the impact on controls to support the recognition. Based on the foregoing, at the current time the Company does not expect the adoption to have a material impact on its consolidated financial statements.

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

Overview:
($ in thousands, except retail sales data per square foot and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags and accessories. We also license our trademarks for use in connection with the manufacture, marketing and sale of various products by our licensees. Our products are marketed through our retail stores and our e-commerce websites, as well as better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass market merchants and catalog retailers throughout the United States, Canada, Mexico and Asia, as well as Albania, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Lithuania, Latvia, Luxembourg, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, South Africa, Sweden, Switzerland, and Tunisia. In addition, we have special distribution arrangements for the marketing and sale of our products in various other territories within Australia, India, the Middle East, South and Central America and New Zealand. We offer a broad range of updated styles designed to establish or complement and capitalize on market trends. We have established a reputation for design creativity and our ability to offer quality products in popular styles at affordable prices, delivered in an efficient manner and time frame.
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

Non-GAAP Measures

The Company’s reported results are presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The Company uses adjusted earnings before interest and taxes ("Adjusted EBIT") and adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), as calculated in the table below, as non-GAAP measures, in internal management reporting and planning processes as well as in evaluating the performance of the Company. Management believes these measures are useful to investors in evaluating the Company’s ongoing operating and financial results. By providing these non-GAAP measures, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. The non-GAAP financial measures are limited in their usefulness and should be considered in addition to, and not in lieu of, GAAP financial measures. Further, these non-GAAP measures may be unique to the Company, as they may be different from non-GAAP measures used by other companies.

The table below reconciles these metrics to net income as presented in the condensed consolidated statements of income.

	Year-To-Date Period Ended ($ in thousands)
	September 30, 2017	December 31, 2016	September 30, 2016
Net Income	$94,371	$121,274	$92,441
Add back:
Provision for income taxes	45,703	49,726	38,212
Bad debt expense from bankruptcy	7,500	—	—
Schwartz & Benjamin inventory fair value adjustment	1,654	—	—
Schwartz & Benjamin one-time integration costs	1,255	—	—
Deduct:
Other Income (Loss)*	52	(664)	(778)
Interest, net	1,904	2,488	1,895
Adjusted EBIT	148,527	169,176	129,536
Add back:
Depreciation and amortization	14,917	19,868	15,113
Loss on disposal of fixed assets	924	652	—
Adjusted EBITDA	$164,368	$189,696	$144,649
(*) Consists of realized (losses) gains on marketable securities and foreign exchange (losses) gains.

Executive Summary

Net sales for the quarter ended September 30, 2017 increased 8.0% to $441,193 from $408,384 in the same period of last year. Net income attributable to Steven Madden, Ltd. increased 1.1% to $44,230 in the third quarter of 2017 compared to $43,767 in the same period of last year. The effective tax rate for the third quarter of 2017 slightly decreased to 32.1% compared to 32.3% in the third quarter of last year. Diluted earnings per share increased to $0.77 per share on 57,751 diluted weighted average shares outstanding compared to $0.74 per share on 59,329 diluted weighted average shares outstanding in the third quarter of last year.
Our inventory turnover (calculated on a trailing twelve-month average) for the quarter ended September 30, 2017 and 2016 was 8.2 times and 8.7 times, respectively. Our total company accounts receivable average collection increased to 63 days in the third quarter of 2017 compared to 56 days in the third quarter of 2016 primarily due to changes in payment terms with certain customers. As of September 30, 2017, we had $176,895 in cash, cash equivalents and marketable securities, no long-term debt and total stockholders’ equity of $803,001. Working capital increased to $437,714 as of September 30, 2017, compared to $308,660 on September 30, 2016.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended September 30,
($ in thousands)

	2017		2016
CONSOLIDATED:
Net sales	$441,193	100.0%	$408,384	100.0%
Cost of sales	275,302	62.4%	253,876	62.2%
Gross profit	165,891	37.6%	154,508	37.8%
Commission and licensing fee income – net of expenses	4,746	1.1%	5,304	1.3%
Operating expenses	105,194	23.8%	96,046	23.5%
Income from operations	65,443	14.8%	63,766	15.6%
Interest and other income – net	564	0.1%	747	0.2%
Income before income taxes	66,007	15.0%	64,513	15.8%
Net income attributable to Steven Madden, Ltd.	44,230	10.0%	43,767	10.7%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$300,565	100.0%	$268,159	100.0%
Cost of sales	197,674	65.8%	177,609	66.2%
Gross profit	102,891	34.2%	90,550	33.8%
Operating expenses	50,525	16.8%	49,470	18.4%
Income from operations	52,366	17.4%	41,080	15.3%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$76,365	100.0%	$78,448	100.0%
Cost of sales	51,488	67.4%	51,511	65.7%
Gross profit	24,877	32.6%	26,937	34.3%
Operating expenses	14,576	19.1%	11,445	14.6%
Income from operations	10,301	13.5%	15,492	19.7%

RETAIL SEGMENT:
Net sales	$64,263	100.0%	$61,777	100.0%
Cost of sales	26,140	40.7%	24,756	40.1%
Gross profit	38,123	59.3%	37,021	59.9%
Operating expenses	40,093	62.4%	35,131	56.9%
(Loss) income from operations	(1,970)	(3.1)%	1,890	3.1%
Number of stores	202		186

FIRST COST SEGMENT:
Other commission income – net of expenses	$2,028	100.0%	$2,370	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$2,718	100.0%	$2,934	100.0%

Selected Financial Information
Nine Months Ended September 30,
($ in thousands)

	2017		2016
CONSOLIDATED:
Net sales	$1,181,728	100.0%	$1,063,143	100.0%
Cost of sales	743,723	62.9%	671,388	63.2%
Gross profit	438,005	37.1%	391,755	36.8%
Commission and licensing fee income – net of expenses	10,838	0.9%	10,259	1.0%
Operating expenses	310,725	26.3%	272,478	25.6%
Income from operations	138,118	11.7%	129,536	12.2%
Interest and other income – net	1,956	0.2%	1,117	0.1%
Income before income taxes	140,074	11.9%	130,653	12.3%
Net income attributable to Steven Madden, Ltd.	93,352	7.9%	92,163	8.7%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$799,837	100.0%	$692,503	100.0%
Cost of sales	536,469	67.1%	471,175	68.0%
Gross profit	263,368	32.9%	221,328	32.0%
Operating expenses	152,577	19.1%	131,089	18.9%
Income from operations	110,791	13.9%	90,239	13.0%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$195,804	100.0%	$192,769	100.0%
Cost of sales	133,455	68.2%	128,705	66.8%
Gross profit	62,349	31.8%	64,064	33.2%
Operating expenses	42,746	21.8%	38,311	19.9%
Income from operations	19,603	10.0%	25,753	13.4%

RETAIL SEGMENT:
Net sales	$186,087	100.0%	$177,871	100.0%
Cost of sales	73,799	39.7%	71,508	40.2%
Gross profit	112,288	60.3%	106,363	59.8%
Operating expenses	115,402	62.0%	103,078	58.0%
(Loss) income from operations	(3,114)	(1.7)%	3,285	1.8%
Number of stores	202		186

FIRST COST SEGMENT:
Other commission income – net of expenses	$4,864	100.0%	$3,832	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$5,974	100.0%	$6,427	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Consolidated:
Net sales for the three months ended September 30, 2017 increased 8.0% to $441,193 compared to $408,384 in the same period of last year. Gross margin slightly decreased to 37.6% from 37.8% in the prior year period. Operating expenses increased in the third quarter of this year to $105,194 from $96,046 in the third quarter of last year primarily due to the impact of our Schwartz & Benjamin acquisition (see Note K to the Condensed Consolidated Financial Statements contained in this Quarterly Report) and the net addition of 16 new retail locations over the last twelve months. Excluding the impact of expenses incurred in connection with the integration of the Schwartz & Benjamin acquisition of $488, operating expenses as a percentage of sales slightly increased to 23.7% for the third quarter of 2017 compared to 23.5% in the third quarter of 2016. Commission and licensing fee income for the third quarter of 2017 decreased to $4,746 compared to $5,304 achieved in the third quarter of 2016. The effective tax rate for the third quarter of 2017 slightly decreased to 32.1% compared to 32.3% in the third quarter of last year. Net income attributable to Steven Madden, Ltd. for the third quarter of 2017 increased to $44,230 compared to net income for the third quarter of 2016 of $43,767. Excluding one-time expenses related to the Schwartz & Benjamin acquisition, net income attributable to Steven Madden, Ltd. for the three months ended September 30, 2017 increased to $44,537.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $300,565, or 68.1%, and $268,159, or 65.7%, of our total net sales for the third quarter of 2017 and 2016, respectively, an increase of 12.1%. Excluding net sales of $24,892 related to the Schwartz & Benjamin acquisition, net sales increased 2.8%. The increase in net sales is primarily driven by growth in our Steve Madden Women's, Steve Madden Men's and Madden Girl brands, as well as growth in the Company's joint venture Steve Madden Europe B.V. (the "SM Europe joint venture").

Gross profit margin in the Wholesale Footwear segment was 34.2% for the third quarter of 2017 compared to 33.8% for the third quarter of 2016. Excluding the impact from the Schwartz & Benjamin acquisition, gross profit margin was 36.0%. The increase in gross profit margin primarily resulted from strong margin improvement in the Steve Madden Women's, Madden Girl and Steve Madden Men's brands resulting from higher initial margins and reduced closeouts, as well as a sales mix shift between our branded and private label businesses. Operating expenses increased to $50,525 in the third quarter of 2017 from $49,470 in the same period of last year primarily due to the impact of the Schwartz & Benjamin acquisition. Excluding the impact of the one-time expenses related to the integration of the Schwartz & Benjamin acquisition, operating expenses as a percentage of net sales decreased to 16.6% in the third quarter of 2017 compared to 18.4% in the same period of 2016 primarily due to the quarter-over-quarter impact of charges related to an increase in contingent liabilities related to the Dolce Vita acquisition in the third quarter of 2016, partially offset by the impact of the Schwartz & Benjamin acquisition in 2017.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $76,365, or 17.3%, and $78,448, or 19.2%, of total net sales for the Company in the third quarter of 2017 and 2016, respectively, reflecting a decline in our cold weather accessories business partially offset by growth in our branded handbag business.

Gross profit margin in the Wholesale Accessories segment decreased to 32.6% in the third quarter of this year from 34.3% in the same period in 2016, primarily due to lower margins in our cold weather business driven by prior season inventory closeouts. In the third quarter of 2017, operating expenses increased to $14,576 compared to $11,445 in the same period of last year. As a percentage of net sales, operating expenses increased to 19.1% in the third quarter of 2017 compared to 14.6% in the same period of 2016. The increase is primarily related to the impact of the quarter-over-quarter benefit received for the reversal of contingent liabilities related to the Cejon acquisition in the third quarter of 2016. Income from operations for the Wholesale Accessories segment decreased 33.5% to $10,301 for the third quarter of 2017 compared to $15,492 for the same period of last year.

Retail Segment:
In the third quarter of 2017, net sales from the Retail segment accounted for $64,263, or 14.6%, of our total net sales compared to $61,777, or 15.1%, of our total net sales in the same period last year, which represents a $2,486, or 4.0%, increase. The increase in net sales reflects the net addition of 16 new stores from the prior year period partially offset by a 3.8% decrease in comparable store sales driven by a decline in average unit retail due to a sales mix shift. We added 18 new stores and closed two stores during the twelve months ended September 30, 2017. As a result, we had 202 retail stores as of September 30, 2017 compared to 186 stores as of September 30, 2016. The 202 stores currently in operation include 135 Steve Madden® stores, 59 Steve Madden® outlet stores, three Steven® stores, one Superga® store and four e-commerce websites. In addition, in the third quarter of 2017, we opened 15 concessions in Asia through our China and Taiwan joint ventures, and ended the quarter with 32 company-operated concessions in international markets. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the third quarter of 2017 and 2016) decreased 3.8% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the third quarter of 2017, gross margin slightly decreased to 59.3% from 59.9% in the same period of 2016 due to deeper discounts on sale and clearance product versus the prior year period. In the third quarter of 2017, operating expenses increased to $40,093, or 62.4% of net sales, compared to $35,131, or 56.9% of net sales, in the third quarter of last year primarily due to the new store openings. The increase as a percentage of net sales was primarily caused by the decrease in comparable store sales. Losses from operations for the Retail segment were $1,970 in the third quarter of this year compared to income from operations of $1,890 in the same period of last year.

First Cost Segment:
The First Cost segment, which includes net commission income and fees, decreased to $2,028 for the third quarter of 2017 compared to $2,370 for the comparable period of 2016 due to decreases in business with certain private label footwear customers.

Licensing Segment:
Net licensing income decreased to $2,718 for the third quarter of 2017 compared to $2,934 for the comparable period of 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Consolidated:
Net sales for the nine months ended September 30, 2017 increased 11.2% to $1,181,728 compared to $1,063,143 in the same period of last year. Gross margin slightly increased to 37.1% from 36.8% in the prior year period. Excluding the impact of a non-cash expense of $1,654 associated with the purchase accounting fair value adjustment of inventory acquired in connection with the Schwartz & Benjamin acquisition, gross margin increased to 37.2% in the current year period. Operating expenses for the nine months ended September 30, 2017 increased to $310,725 from $272,478 in the same period last year primarily due to the impact of our Schwartz & Benjamin acquisition, a one-time charge related to bad debt expense in connection with the Payless ShoeSource bankruptcy filing in April 2017, as well as operating expenses associated with new stores. Excluding the impact of one-time expenses related to the Payless ShoeSource bankruptcy of $7,500 and the integration of the Schwartz & Benjamin acquisition of $1,255, operating expenses as a percentage of sales were 25.6% for the nine months ended September 30, 2017, which were flat to the same period of 2016. Commission and licensing fee income for the nine months ended September 30, 2017 increased to $10,838 compared to $10,259 achieved in the same period of 2016. The effective tax rate for the first nine months of 2017 increased to 32.6% compared to 29.2% in the same period last year. The increase is primarily due to a benefit in the prior year resulting from the exercising and vesting of share based awards and a shift in profitability to jurisdictions with higher tax rates in the the current year. Net income attributable to Steven Madden, Ltd. for the nine months ended September 30, 2017 increased to $93,352 compared to $92,163 in the same period last year. Excluding one-time expenses related to the Payless ShoeSource bankruptcy and the Schwartz & Benjamin acquisition, net income attributable to Steven Madden, Ltd. for the nine months ended September 30, 2017 increased to $101,753.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $799,837, or 67.7%, and $692,503, or 65.1%, of our total net sales for the nine months ended September 30, 2017 and 2016, respectively. Included in the first nine months of 2017 are net sales of $59,727 related to our Schwartz & Benjamin acquisition. Excluding net sales related to the Schwartz & Benjamin acquisition, net sales increased 6.9%. The increase in net sales is primarily related to strong growth in our branded business primarily driven by our core Steve Madden Women's brand, as well as our Madden Girl and Steve Madden Men's brands and the SM Europe joint venture.

Gross profit margin in the Wholesale Footwear segment was 32.9% for the nine months ended September 30, 2017 compared to 32.0% for the comparable period in 2016. Excluding the impact from the Schwartz & Benjamin acquisition, gross profit margin was 34.1%. The increase in gross profit margin primarily resulted from strong margin improvement in the Steve Madden Women's, Madden Girl and Steve Madden Men's brands resulting from higher initial margins and reduced closeouts, as well as a sales mix shift between our branded and private label businesses. Operating expenses increased to $152,577 in the first nine months of 2017 from $131,089 in the same period of last year primarily due to the impact of the Schwartz & Benjamin acquisition as well as a one-time charge related to bad debt expense in connection with the Payless ShoeSource bankruptcy filing. Excluding the impact of one-time expenses related to the Payless ShoeSource bankruptcy of $7,500 and the integration of the Schwartz & Benjamin acquisition of $1,255, operating expenses as a percentage of net sales decreased to 18.0% in the nine months ended September 30, 2017 compared to 18.9% in the same period of 2016 primarily due to the year-over-year impact of charges related to an increase in contingent liabilities related to the Dolce Vita acquisition in the third quarter of 2016.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $195,804, or 16.6%, and $192,769, or 18.1%, of total net sales for the Company in the nine months ended September 30, 2017 and 2016, respectively. The increase in net sales is attributable to growth in our handbag business.

Gross profit margin in the Wholesale Accessories segment decreased to 31.8% in the first nine months of this year from 33.2% in the same period in 2016, primarily due to lower margins in our cold weather business driven by increased closeouts related to prior season merchandise. In the nine months ended September 30, 2017, operating expenses increased to $42,746 compared to $38,311 in the same period of last year. As a percentage of net sales, operating expenses increased to 21.8% in the first nine months of 2017 compared to 19.9% in the same period of 2016. The increase is primarily related to the impact of the benefit received for the reversal of contingent liabilities related to the Cejon acquisition in the third quarter of 2016. Income from operations for the Wholesale Accessories segment decreased 23.9% to $19,603 for the nine months ended September 30, 2017 compared to $25,753 for the same period of last year.

Retail Segment:
In the nine months ended September 30, 2017, net sales from the Retail segment accounted for $186,087, or 15.7%, of our total net sales compared to $177,871, or 16.7%, of our total net sales in the same period last year, which represents a $8,216, or 4.6%, increase. The increase in net sales reflects the net addition of 16 new stores from the prior year period partially offset by a 2.3% decrease in comparable store sales. We added 18 new stores and closed two stores during the twelve months ended September 30, 2017. As a result, we had 202 retail stores as of September 30, 2017 compared to 186 stores as of September 30, 2016. The 202 stores currently in operation include 135 Steve Madden® stores, 59 Steve Madden® outlet stores, three Steven® stores, one Superga® store and four e-commerce websites. In addition, we opened 15 concessions in the third quarter of 2017 in Asia through our China and Taiwan joint ventures, and ended the quarter with 32 company-operated concessions in international markets. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first nine months of 2017 and 2016) decreased 2.3% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the first nine months of 2017, gross margin increased to 60.3% from 59.8% in the same period of 2016 primarily due to lower promotional activity in the first quarter of 2017. In the nine months ended September 30, 2017, operating expenses increased to $115,402, or 62.0% of net sales, compared to $103,078, or 58.0% of net sales, in the same period of last year primarily due to new store openings. The increase as a percentage of net sales was primarily caused by the decrease in comparable store sales. Losses from operations for the Retail segment were $3,114 in the first nine months of this year compared to income of $3,285 in the same period of last year.

First Cost Segment:
The First Cost segment, which includes net commission income and fees, increased to $4,864 for the nine months ended September 30, 2017 compared to $3,832 for the comparable period of 2016 due to increases in business with certain private label footwear customers.

Licensing Segment:
Net licensing income decreased to $5,974 for the first nine months of 2017 compared to $6,427 for the comparable period of 2016 primarily due to decreases in royalties in connection with the licensing of our Betsey Johnson trademark.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Our primary source of liquidity is cash flows generated from our operations. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements and retail store expansion and remodeling.
Cash, cash equivalents and short-term investments totaled $143,056 and $165,610 at September 30, 2017 and December 31, 2016, respectively. Of the total cash, cash equivalents and short-term investments at September 30, 2017, $91,576, or approximately 64%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2016, $70,450, or approximately 43%, was held in our foreign subsidiaries. To date, deferred taxes have been estimated and accrued for foreign subsidiary earnings that have not been determined to be indefinitely reinvested. As of September 30, 2017, the cumulative total amount of earnings considered to be indefinitely reinvested of our foreign subsidiaries was $134,249. If such amounts were not indefinitely reinvested, the Company would incur approximately $26,615 in cumulative taxes that were not previously provided for. Management believes that our existing domestic and international cash, cash equivalents, short-term investments and cash flows from operations, which are not considered to be indefinitely reinvested, continue to be sufficient to fund our operating activities. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings of $134,249 as of September 30, 2017, that were considered to be indefinitely reinvested and we do not believe there are any material implications or restrictions on our liquidity as a result of having a significant portion of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.
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
On May 18, 2017, Steve Madden Europe B.V., a joint venture entity which is consolidated by the Company, entered into a 2,500,000 EUR credit facility agreement with Cooperatieve Rabobank U.A. The facility allows Steve Madden Europe B.V. to request short-term borrowings to finance its seasonal working capital requirements based on 1 month EURIBOR or 1 month LIBOR + 2.95%. The facility expires on February 28, 2018, at which time it may be extended for one year. Any borrowings under the facility are secured by the inventory and receivables of Steve Madden Europe B.V. At September 30, 2017 there were no borrowings outstanding under the facility.
As of September 30, 2017, we had working capital of $437,714, cash and cash equivalents of $92,080 and investments in marketable securities of $84,815.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $35,010 for the nine months of 2017 compared to cash provided by operations of $73,464 in the same period of last year. The primary uses of cash were related to an increase in factor accounts receivable, which was partially offset by net income of $94,371 and a decrease in inventory along with increases in accounts payable and accrued expenses.
INVESTING ACTIVITIES
 ($ in thousands)

During the nine months ended September 30, 2017, we invested $39,142 in marketable securities and received $67,432 from the maturities and sales of marketable securities. We also made capital expenditures of $11,710, principally for new stores and improvements to existing stores, systems enhancements and leasehold improvements to office space. Lastly, we made a payment in the amount of $17,396 for the acquisition of Schwartz & Benjamin.

FINANCING ACTIVITIES
($ in thousands)
During the nine months ended September 30, 2017, net cash used for financing activities was $69,273, which consisted of the repurchase of shares of common stock for an aggregate purchase price of approximately $73,226 (see Note H to the Condensed Consolidated Financial Statements contained in this Quarterly Report) coupled with payments of contingent liabilities which totaled $7,359 partially offset by proceeds from the exercise of stock options of $11,312.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of September 30, 2017 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	2022 and after
Operating lease obligations	$256,997	$11,532	$83,727	$69,297	$92,441
Purchase obligations	157,263	123,748	33,515	—	—
Contingent payment liabilities	23,050	—	4,266	6,118	12,666
Other long-term liabilities (future minimum royalty payments)	6,068	1,068	2,000	2,000	1,000
Total	$443,378	$136,348	$123,508	$77,415	$106,107
At September 30, 2017, we had open letters of credit for the purchase of inventory of approximately $447.
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
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $923 in the remainder of 2017, $3,217 in 2018, $1,978 in 2019 and $148 in 2020. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of all of the outstanding capital stock of Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V. and Maximus Designer Shoes S.A. de C.V. (together, "SM Mexico") on December 30, 2014, we were subject to potential earn-out payments to the seller of SM Mexico based on the annual performance of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016. The first earn-out payment of $3,482 was paid to the seller of SM Mexico in the first quarter of 2016. A partial earn-out payment in the amount of $2,580 was paid to the seller of SM Mexico in the second quarter of this year. A payment of $2,038, which represents the remaining portion of the final earn-out payment for the period ending December 31, 2016, was paid to the seller of SM Mexico in the third quarter of this year.

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

INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended September 30, 2017. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
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
As of September 30, 2017, we held marketable securities valued at $84,815, which consist primarily of certificates of deposit and corporate bonds. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
In the third quarter of 2017, the Company entered into forward foreign exchange contracts. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rate to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of the quarter ended September 30, 2017. As of September 30, 2017, a 10% appreciation or depreciation of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $61.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

The Company has been named as a defendant in certain lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the Company's financial position or results of operations. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended September 30, 2017, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note H to the Condensed Consolidated Financial Statements. During the three months ended September 30, 2017, there were no sales by the Company of unregistered shares of the Company's common stock.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
7/1/2017 - 7/31/2017	104,433	$37.91	97,208	$200,000
8/1/2017 - 8/31/2017	—	—	—	200,000
9/1/2017 - 9/30/2017	124,129	42.18	123,228	194,803
Total	228,562	$40.62	220,436	$194,803

(a) The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy all or part of such withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter ended September 30, 2017 in connection with the settlement of vested restricted stock to satisfy tax withholding requirements.

ITEM 6. EXHIBITS

3.1
Amended and Restated By-laws of the Company, as further amended on July 31, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2017 filed with the SEC on August 4, 2017)

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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

DATE: November 8, 2017

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

Exhibit Index

3.1
Amended and Restated By-laws of the Company, as further amended on July 31, 2017 Amended and Restated By-laws of the Company, as further amended on July 31, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2017 filed with the SEC on August 4, 2017)

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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