Form 10-K
period 2017-12-31
STEVEN MADDEN, LTD.
filed 2018-03-01
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes  ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”,“smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐   No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was $2,341,862,448 (based on the closing sale price of the registrant's common stock on that date as reported on The NASDAQ Global Select Market).
The number of outstanding shares of the registrant's common stock as of February 27, 2018 was 58,782,009 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 2018 ANNUAL MEETING OF STOCKHOLDERS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” (as that term is defined in the federal securities laws), which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with regard to future revenue, projected 2018 results, earnings, spending, margins, cash flow, customer orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives and other future events. More generally, forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K.
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
ITEM 1.    BUSINESS
($ in thousands, except share and per share data)
Overview

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”, "we", "our", "us", as applicable) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags and accessories. We also license some of our trademarks for use in connection with the manufacture, marketing and sale of various products by third party licensees. Our products are marketed through our retail stores and our e-commerce websites within the United States, Canada, Mexico, our joint ventures in South Africa, China and Taiwan, as well as better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers and catalog retailers throughout the United States, Canada, Mexico, certain European nations, including Albania, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Latvia, Lithuania, Luxembourg, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden and Switzerland, and Tunisia. In addition, we have special distribution arrangements for the marketing of our products in Asia, Europe (excluding the aforementioned nations), India, the Middle East, South and Central America and New Zealand. We offer a broad range of updated styles designed to establish or complement and capitalize on market trends. We have established a reputation for design creativity and our ability to offer quality products in popular styles at affordable prices, delivered in an efficient manner and time frame.

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

We have a Code of Ethics for our Chief Executive Officer and our senior financial officers, as well as a Code of Business Conduct and Ethics specific to directors of the Company and a Code of Business Conduct and Ethics that is applicable to all of our employees, each of which are attached as exhibits to our 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015 and posted on our website, http://www.stevemadden.com. We will provide paper copies of these codes free of charge upon request. We intend to disclose on our website any amendments to, or waivers of, these codes that would otherwise be reportable on a current report on Form 8-K. Such disclosure would be posted within four business days following the date of the amendment or waiver.

Net sales for 2017 increased 10.5% to $1,546,098 from $1,399,551 in 2016. Net income attributable to Steven Madden, Ltd. decreased 2.5% to $117,948 in 2017 compared to $120,911 in 2016. Diluted earnings per share in 2017 increased to $2.04 per share on 57,830,000 diluted weighted average shares outstanding compared to $2.03 per share on 59,556,000 diluted weighted average shares outstanding in the prior year.

Recent Developments

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act made broad and complex changes to the U.S. tax code which impacts 2017 in many ways, including, by reducing the U.S. federal corporate tax rate and imposing a one-time transition tax on certain undistributed earnings of foreign subsidiaries.  See additional information regarding the impact of the Tax Cuts and Jobs Act in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note M "Income Taxes" to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Product Distribution Segments

Our business is comprised of five distinct segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing.

Our Wholesale Footwear segment is comprised of the following brands: Steve Madden Women's®, Madden Girl®, Steve Madden Men's®, Madden®, Madden NYC, Dolce Vita®, DV by Dolce Vita®, Mad Love®, Steven by Steve Madden®, Report®, Superga® (under license), Betsey Johnson®, Betseyville®, Steve Madden Kids®, FREEBIRD by Steven®, Stevies®, B Brian Atwood®, Blondo®, Kate Spade® (under license), Avec Les Filles® (under license), Alice & Olivia® (through a joint venture) and includes our International business and certain private label footwear business. The agreement with the Alice & Olivia® terminated on December 31, 2017.

Our Wholesale Accessories segment is comprised of Big Buddha®, Madden NYC, Betsey Johnson®, Steve Madden®, Steven by Steve Madden®, Madden Girl®, Cejon®, B Brian Atwood®, Luv Betsey®, DKNY® (under license) and Donna Karan® (under license) accessories brands and also includes our International business and certain private label accessories business.

Steven Madden Retail, Inc., our wholly-owned retail subsidiary, operates Steve Madden, Steven and Superga retail stores, domestically and internationally, as well as Steve Madden, Superga, Betsey Johnson and Dolce Vita e-commerce websites and comprises our Retail segment.

Our First Cost segment represents activities of one of our wholly-owned subsidiaries that earns commissions for serving as a buying agent for footwear products under private labels for many of the country's large mass-market merchandisers, shoe chains and other value priced retailers.

Our Licensing segment is engaged in the licensing of the Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in the manufacture, marketing and sale of outerwear, hosiery, jewelry, watches, sunglasses, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. We license the Stevies® trademark for use in the manufacture, marketing and sale of outerwear exclusively to Target. In addition, we license our Betsey Johnson® trademark for use in the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, fragrance and beauty, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas, and household goods. We also license our Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel.

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

Madden Girl. We design, source and market a full collection of directional young women's shoes under the Madden Girl® brand. Madden Girl® is geared for young women ages 16 to 23, and is an “opening price point” brand currently sold at major department stores, mid-tier retailers and specialty stores.

Steve Madden Men's. We design, source, and market a life style collection of men's footwear for the fashion forward man, ages 18 to 45 years old, under the Steve Madden® brand. Retail channels include major department stores, mid-tier department stores, better specialty stores, online retailers and independent shoe stores throughout the United States.  Price points for Steve Madden Men's products range in price from $70 to $150 at retail per pair.

Madden. The Madden® brand is a denim friendly collection of footwear designed to meet the ever evolving needs of the trend conscious male consumer, ages 13 to 35 years old. Madden products range from $45 to $90 and are sold to national specialty stores, better department stores, mid-tier department stores, online retailers and independent specialty stores.

Steven. We design, source and market women's fashion footwear under the Steven® trademark through major department stores, better footwear specialty stores and shopping networks throughout the United States as well as in our retail stores. Priced a tier above the Steve Madden Women's brand, Steven products are designed to appeal principally to fashion conscious women, ages 25 to 45, who shop at department stores, footwear boutiques and shopping networks.

Stevies and Steve Madden Kids. Our Stevies® and Steve Madden Kids® brands are designed, sourced and marketed to appeal to young girls, ages 6 to 12. Our Stevies® brand is sold exclusively to Target, while our products sold under Steve Madden Kids® brand are distributed through department stores, specialty stores, online retailers and independent boutiques throughout the United States.

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

FREEBIRD by Steven. We design, source, and market a full collection of handcrafted, Goodyear welted boots.  The designs are inspired by vintage Americana and created using time-honored craftsmanship.   The FREEBIRD by Steven® collection conveys a unique fashion life style that transcends multiple generations.  FREEBIRD by Steven® products are currently sold, at retail prices ranging from $195 to $450 per pair at major department stores, mid-tier retailers, and specialty boutiques.

Report. The Report® brand was acquired in our May 2011 acquisition of Topline Corporation ("Topline") and its subsidiaries. The Report® brand is a junior women's footwear brand with price points ranging from $20 to $150 per pair. We design, manufacture, market and sell our Report branded products to major department stores, mid-tier department stores and independently-owned boutiques throughout the United States.

Mad Love. The Mad Love® brand is an exclusive beach-to-the-street life style brand created to appeal to women with a young attitude and active life style and marketed exclusively to Target.

Dolce Vita. In August 2014, the Company acquired the Dolce Vita® and DV® brands and other intellectual property assets in the acquisition of Dolce Vita Holdings, Inc. Dolce Vita® is a contemporary women's footwear brand with price points ranging from $120 to $350 per pair. Our Dolce Vita® brand products are distributed through major department stores, mid-tier department stores and independently-owned boutiques throughout the United States. The DV® brand has price points ranging from $20 to $75 per pair and is currently distributed exclusively at Target.

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

In January 2017, the Company acquired all of the issued and outstanding capital stock of Schwartz & Benjamin, Inc., a family-owned business that specialized in licensed brands and private label footwear. As a consequence of the acquisition, the Company acquired licenses to manufacture, market and sell footwear under the Kate Spade® and Avec Les Filles® trademarks as well as a design/manufacturing agreement with Rebecca Minkoff® and a joint venture with Alice & Olivia®.

Kate Spade. The Kate Spade® brand, known for its whimsical fashion, is an entry-level luxury footwear brand primarily distributed through department stores throughout the United States. The price points of footwear bearing the Kate Spade® brand range from $48 to $400 per pair with the core product price ranging from $198 to $298 per pair.

Avec Les Filles. The Avec Les Filles® brand is geared toward the millennial customer and is primarily distributed through department stores throughout the United States as well as online at core product prices ranging from $98 to $150 per pair.

Alice & Olivia.  The Alice & Olivia® brand is a contemporary luxury footwear brand distributed primarily through department stores throughout the United States with core product prices ranging from $195 to $450 per pair.

Anne Klein. In January 2018, the Company entered into a license agreement with Nine West Development LLC for a license to use the Anne Klein® trademark in connection in the marketing and sale of footwear. Established in the U.S. in 1968, the Anne Klein® brand is recognized as being synonymous with American sportswear.

International Division. The International division, utilizing the brands discussed above, markets products to better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers and catalog retailers throughout the United States, Canada, Mexico, certain European nations, including Albania, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Latvia, Lithuania, Luxembourg, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden and Switzerland, and Tunisia. In addition, the International division works through special distribution arrangements for the marketing and sales of our products in Asia, Europe (excluding the aforementioned nations), India, the Middle East, South and Central America and New Zealand.

Private label business. We design, source and market private label footwear primarily to mid-tier chains and mass market merchants. In addition, we design, source and market footwear for third party brands, such as Material Girl® and Candies®.

Wholesale Accessories Segment

Our Wholesale Accessories segment designs, sources and markets name brands (including our Steve Madden®, Steven by Steve Madden®, Madden Girl®, Betsey Johnson®, Madden NYC, Big Buddha®, B Brian Atwood®, DKNY® (under license), Donna Karan® (under license), Anne Klein® (under license beginning in 2018) and Luv Betsey® brands) and private label fashion handbags and accessories to department stores, mass merchants, value priced retailers, online retailers and specialty stores throughout the United States, Canada, Mexico and our International distributor network. In addition, we market and sell cold weather accessories, fashion scarves, wraps and other trend accessories primarily under our Cejon®, Steve Madden®, Betsey Johnson® and Big Buddha® brand names and private labels to department stores and specialty stores.

Retail Segment

As of December 31, 2017, we owned and operated 206 retail stores including 138 Steve Madden full price stores, 60 Steve Madden outlet stores, three Steven stores, one Superga store and four e-commerce websites (Steve Madden, Superga, Betsey Johnson and Dolce Vita). In 2017, we opened 13 new full price stores, six new outlet stores and closed two full price stores in the United States. Steve Madden stores are located in major shopping malls and in urban street locations across the United States, Canada, Mexico, South Africa, China and Taiwan. Comparative store sales (sales of those stores, including the e-commerce websites, that were open for all of 2017 and 2016) decreased 3.2% in fiscal year 2017 from the prior year. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base.

We anticipate that the Retail segment can enhance the Company's overall sales and profitability while increasing recognition for our brands. Additionally, our retail stores enable us to evaluate the appeal of new products and designs to our customers and respond accordingly, which, in turn, strengthens the product development efforts of our two Wholesale segments. We expect to open 11 to 13 new retail stores and close 8 to 10 locations in 2018.

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

Licensing Segment

We license our Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, jewelry, watches, sunglasses, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. We license the Stevies® trademark for use in connection with the manufacture, marketing and sale of outerwear exclusively to Target. In addition, the Company licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, fragrance and beauty, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas, and household goods. We also license the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.

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

Product Sourcing and Distribution

We source each of our product lines separately based on the individual design, style and quality specifications of the products in such product lines. We do not own or operate manufacturing facilities; rather, we use agents and our own sourcing office to source our products from independently-owned manufacturers in China, Italy, Brazil, Mexico, India, Vietnam, The Netherlands, The Dominican Republic and South Korea. We have established relationships with a number of manufacturers and agents in each of these countries. We have not entered into any long-term manufacturing or supply contracts. We believe that a sufficient number of alternative sources exist for the manufacture of our products.

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

Our products are manufactured overseas and a majority of our products filling domestic orders are shipped via ocean freight carriers to ports in California and New Jersey, also via truck from Mexico to our third party distribution facility in Texas, with the greatest reliance on the California ports. To a lesser extent we rely on air and ground freight carriers for the shipping of products. Once our products arrive in the U.S., we distribute them mainly from five third-party distribution centers, three located in California, one located in Texas and one located in New Jersey. Our products are also distributed through two Company-operated distribution centers located in New Jersey and Canada. By utilizing distribution facilities specializing in distribution fulfillment to effect distribution to certain wholesale accounts, Steve Madden retail stores and Internet customers, we believe that our customers are served more promptly and efficiently. For our international markets, products for our businesses in Canada and Mexico are shipped to ports in the respective countries, and products for our overseas distributors are shipped to freight forwarders primarily in China where the distributor arranges for subsequent shipment.

Customers

Our wholesale customers consist principally of better department stores, major department stores, mid-tier department stores, national chains, mass merchants, value priced retailers, specialty stores, online retailers and catalog retailers. These customers include Target Corporation, Nordstrom, Inc., Macy's, Inc., The TJX Companies, Inc., Wal-Mart Stores, Inc., DSW, Inc., Ross Stores, Inc., Kohl's Corporation, Amazon.com, Inc. and Payless ShoeSource, Inc. For the year ended December 31, 2017, Target Corporation represented 13.4% of total accounts receivable and Wal-Mart Stores, Inc. represented 14.6% of total accounts receivable. The Company did not have any customers who accounted for more than 10% of total net sales or any other customers who accounted for more than 10% of total accounts receivable.

Distribution Channels

United States, Canada, Mexico, Europe, South Africa, China and Taiwan

We sell our products principally through department stores, specialty stores, online retailers, luxury retailers, national chains and mass merchants in the United States, Canada, Mexico, certain European nations including Albania, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Latvia, Lithuania, Luxembourg, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden and Switzerland, and Tunisia. In addition, we sell our products in our Company-owned retail stores in the United States, Canada and Mexico, under our joint ventures in South Africa, China and Taiwan, and on our e-commerce websites. For the year ended December 31, 2017, our Retail segment and our two Wholesale segments generated net sales of approximately $272,246 and $1,273,852, or 18% and 82% of our total net sales, respectively. Each of these distribution channels is described below.

Steve Madden, Steve Madden Outlet, Steven and Superga Retail Stores. As of December 31, 2017, we operated 138 Steve Madden full price stores within the United States, Canada and Mexico and under our joint ventures in South Africa, China and Taiwan. We also operated 60 Steve Madden outlet stores, three Steven stores and one Superga store within the United States. The Company also operated four e-commerce websites (Steve Madden, Superga, Betsey Johnson and Dolce Vita). We believe that our retail stores will continue to enhance overall sales, profitability, and our ability to react swiftly to changing consumer trends. Our stores also serve as a marketing tool that allows us to strengthen brand recognition and to showcase selected items from our full line of branded and licensed products. Furthermore, our retail stores provide us with venues through which to test and introduce new products, designs and merchandising strategies. We often test new designs at our Steve Madden retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, we have been able to leverage sales information gathered at Steve Madden retail stores to assist our wholesale customers in order placement and inventory management.

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

Department Stores. We currently sell our products to over 2,500 doors of 17 department stores throughout the United States, Canada, Mexico and certain European nations. Our major accounts include Macy's, Inc., Dillard's, Inc., Nordstrom, Inc., Belk, Inc. and Lord & Taylor.

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

International Distributors

In addition to the countries and territories mentioned above, our products are available in many other countries and territories worldwide via retail selling and distribution agreements. Under the terms of these agreements, the distributors and retailers purchase product from the Company and are generally required to open a minimum number of stores each year and to pay a fee for each pair of footwear purchased and an additional sales royalty as a percentage of sales or a predetermined amount per unit of sale. Most of the distributors are required to purchase a minimum number of our products within specified periods. The agreements currently in place expire on various dates through February 14, 2031 and include automatic renewals at the distributors' option provided certain conditions are met. These agreements are exclusive in their specific territories, which include Asia, certain European nations, India, the Middle East, South and Central America and New Zealand.

Competition

The fashion industry is highly competitive. We compete with specialty shoe and accessory companies as well as companies with diversified footwear product lines, such as Aldo, Jessica Simpson, Sam Edelman, Ugg and Vince Camuto. Our competitors may have greater financial and other resources than we do. We believe effective advertising and marketing, favorable brand image, fashionable styling, high quality, value and fast manufacturing turnaround are the most important competitive factors and intend to continue to employ these elements in our business. However, we cannot be certain that we will be able to compete successfully against our current and future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Marketing and Sales

We have focused on creating an integrated brand building program to establish Steve Madden as a leading designer of fashion footwear for style-conscious young women and men. Principal marketing activities include social media and digital marketing efforts, public relations including product and brand placements in life style and fashion magazines and digital outlets, as well as personal appearances by our founder and Creative and Design Chief, Steve Madden, and in-store promotions.  We continue to promote our e-commerce websites where customers can purchase Steve Madden Women's, Steven, Madden Men's, FREEBIRD by Steven, Superga, Betsey Johnson, Blondo and Dolce Vita, as well as selected styles of Madden Girl, footwear and accessory products, as well as view exclusive content, participate in contests and “live chat” with customer service representatives. We also connect with our customers through social media forums including Twitter, Facebook and Instagram.

Management Information Systems (MIS) Operations

Sophisticated information systems are essential to our ability to maintain our competitive position and to support continued growth. Our wholesale information system is an Enterprise Resource Planning (“ERP”) system. This integrated system supports our wholesale business in the areas of finance and accounting, manufacturing-sourcing, purchase order management, customer order management and inventory control. We completed the implementation of this new ERP system for our wholesale business in 2014 and implemented the system in three of our acquired businesses in 2015 and in two additional acquired businesses in 2016. In 2017, we completed the implementation of the ERP system for Asia first-cost and sourcing operations and for recently-acquired Schwartz & Benjamin. In 2014, we completed the implementation of a new warehouse management system that is utilized by our third-party logistics providers and, during 2015, implemented this warehouse management system in a company-owned warehouse. This warehouse management system is fully integrated with our ERP system. All of our North American wholesale businesses (other than Canada which has a separate ERP system) are now operating on this ERP system. In 2017, we completed the implementation of a new point of sale system for our U.S. retail stores that is integrated with a retail inventory management/store replenishment system.  Complimenting all of these systems are ancillary systems and third-party information processing services, including, among others, supply chain, business intelligence/data warehouse, Electronic Data Interchange, credit card processing and payroll. We undertake updates of all of these management information systems on a periodic basis in order to ensure that our functionality is continuously improved.

Intellectual Property

Trademarks

We consider our Company-owned trademarks to be among our most valuable assets and have registered many of our marks in the United States and 94 other countries and in numerous International Classes. From time to time we adopt new trademarks and new logos and/or stylized versions of our trademarks in connection with the marketing of new product lines. We believe that these trademarks have significant value and are important for purposes of identifying the Company, the marketing of our products and the products of our licensees, distinguishing them from the products of others. What follows is a list of the trademarks we believe are most significant to our business:

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

Trademark Licensing

Our strategy for the continued growth of the Company's business includes expanding the Company's presence beyond footwear and accessories through the selective out-licensing of our brands. As of December 31, 2017, we license our Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, jewelry, watches, sunglasses, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. We license the Stevies® trademark for use in connection with the manufacture, marketing and sale of outerwear exclusively to Target. In addition, the Company licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, fragrance and beauty, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas, and household goods. We also license the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.

In addition to the licensing of our trademarks, we also in-license the trademarks of third parties for use in connection with certain of our product lines. Generally, these licensing arrangements require us to make advertising payments to the licensor as well as royalty payments equal to a percentage of our net sales and/or a minimum royalty and in some cases additional payments in the event that specified net sales targets are not achieved.

•
In August 2017, we entered into a license agreement with Donna Karan Studio LLC for the right to manufacture, market and sell women's belts with the DKNY® and Donna Karan® brands. The agreement, unless extended, expires on December 31, 2020.

•
In January 2017, we acquired all of the outstanding capital stock of Schwartz & Benjamin, Inc., and, as a consequence of the acquisition, acquired (i) licenses to manufacture, market and sell footwear under the Kate Spade® and Avec Les

Filles® brands and (ii) a joint venture for the Alice & Olivia® brand. As of December 31, 2017, the Alice & Olivia® joint venture agreement was terminated.

•
Through a license agreement with Basic Properties America Inc. and BasicNet S.p.A, we have the right to use the Superga® trademark in connection with the marketing and sale of footwear through December 31, 2022.

See Notes A and N to our consolidated financial statements included in this Annual Report on Form 10-K for additional disclosure regarding these licensing arrangements.

Employees

On February 1, 2018, we employed approximately 3,884 employees, of whom approximately 2,497 work on a full-time basis and approximately 1,387 work on a part-time basis. Most of our part-time employees work in the Retail segment. Approximately 2,554 of our employees are located in the United States, approximately 709 employees are located in Hong Kong and China, approximately 353 employees are located in Canada, approximately 163 employees are located in Mexico, approximately 84 employees are located in South Africa and approximately 21 employees are located in Europe. None of our employees are represented by a union. Our management considers relations with our employees to be good. The Company has never experienced a material interruption of its operations due to a labor dispute.

Seasonality and Other Factors

Our operating results are subject to some variability due to seasonality and other factors. For example, the highest percentage of our boot sales have occurred in the fall and winter months (our third and fourth fiscal quarters) and the highest percentage of our sandal sales have occurred in the spring and summer months (our first and second fiscal quarters). Historically, some of our businesses, including our Retail segment, have experienced holiday retail seasonality. Our diverse range of product offerings, however, provides some mitigation to the impact of seasonal changes in demand for certain items. In addition to seasonal fluctuations, our operating results fluctuate from quarter to quarter as a result of the weather, the timing of holidays and larger shipments of footwear, market acceptance of our products, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write downs for obsolescence, the cost of materials, the product mix among our wholesale, retail and licensing businesses, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. Sales levels in any period are also impacted by customer decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us.

Backlog

We had unfilled wholesale customer orders of approximately $367,101 and $337,000, as of February 1, 2018 and 2017, respectively. Our backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of our core products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

ITEM 1A.    RISK FACTORS

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

Risks Related to the Industry in Which the Company Operates

Constantly Changing Fashion Trends and Consumer Demands. The strength of our brands and our success depends in significant part upon our ability to anticipate and respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that our products will correspond to the changes in taste and demand or that we will be able to successfully market products that respond to such trends. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities as to others. In addition, misjudgments in merchandise selection could adversely affect our image with our customers resulting in lower sales and increased markdown allowances for customers which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Intense Fashion Industry Competition. The fashion footwear and accessories industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. The recent market growth in the sales of fashion footwear and accessories has encouraged the entry of many new competitors and increased competition from established companies. Many of these competitors, including Nine West, Guess?, Jessica Simpson, Ugg and Aldo, may have significantly greater financial and other resources than we do and there can be no assurance that we will be able to compete successfully with other fashion footwear and accessories companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on our business, financial condition, results of operations and liquidity. We believe effective advertising and marketing, favorable branding of Steve Madden® and our other trademarks, fashionable styling, high quality, competitive pricing and value are the most important competitive factors. We plan to continue to focus on these elements as we develop new products and businesses. Our inability to effectively advertise and market our products and respond to customer preferences could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Cyclical Nature of the Fashion Industry. The overall fashion industry is cyclical, and purchasing tends to decline during recessionary periods when disposable income is low. Likewise, purchases of contemporary shoes and accessories tend to decline during recessionary periods and also may decline at other times. There can be no assurance that we will be able to grow or even maintain our current level of revenues and earnings, or remain profitable in the future. Slow growth in the international, national or regional economies and uncertainties regarding future economic prospects, among other things, could affect consumer spending habits. The volatility and disruption of global economic and financial market conditions that began in 2008 has caused lingering declines in consumer confidence and spending in the United States and internationally. A further deterioration or a continued weakness of economic and financial market conditions for an extended period of time could have a material adverse effect on our business, financial condition, results of operations and liquidity.

A Rapidly Changing Retail Industry. In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or our licensees’ products or increase the ownership concentration within the retail industry. Changing shopping patterns, including the rapid expansion of online retail shopping, have adversely affected customer traffic in mall and outlet centers, particularly in North America. We expect competition in the e-commerce market will intensify. As a greater portion of consumer expenditures with retailers occurs online and through mobile commerce applications, our brick-and-mortar retail customers who fail to successfully integrate their physical retail stores and digital retail may experience financial difficulties, including store closures, bankruptcies or liquidations. A continuation or worsening of these trends could cause financial difficulties for one or more of our major customers, which, in turn, could substantially increase our credit risk and have a material adverse effect on our results of operations, financial condition and cash flows. Our future success will be determined, in part, on our ability to manage the impact of the rapidly changing retail environment and identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies that will better service our customers. If we fail to compete successfully, our businesses, market share, results of operations and financial condition will be materially and adversely affected. While such changes in the retail industry to date have not had a material adverse effect on our business or financial condition, results of operations and liquidity, there can be no assurance as to the future effect of any such changes.

Economic Uncertainty. Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products and the purchase of our products by consumers is largely discretionary. We believe that declining consumer confidence accompanied with the tightening of credit standards, higher energy and food prices and unemployment rates and a decrease in consumers' disposable income has negatively impacted the level of consumer spending for discretionary items during the years ended December 31, 2017, 2016 and 2015. In addition, economic factors such as inflation, higher labor costs, increased transportation costs and higher healthcare and insurance costs may increase our costs of sales and operating expenses. Changes in economic conditions may have a negative effect on the Company's sales and results of operations during the year ending December 31, 2018 and thereafter.

Legal, Regulatory and Political Risks of a Global Economy. As a result of our large and growing international operations, we are subject to risks associated with our operations in international markets as a result of a number of factors, many of which are beyond our control. These risks include, among other things:

•	the challenge of managing broadly dispersed foreign operations;

•	inflationary pressures and economic changes or volatilities in foreign economies;

•	the burdens of complying with the laws and regulations of the U.S. and foreign nations;

•	additional or increased customs duties, tariffs, taxes and other charges on imports or exports;

•	political corruption or instability;

•	geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war;

•	local business practices that do not conform to legal or ethical guidelines;

•	anti-American sentiment in foreign countries in which we operate;

•	delays in receipts of our products at our distribution centers due to labor unrest, increasing security requirements or other factors at U.S. or other ports;

•	significant fluctuations in the value of the dollar against foreign currencies;

•	increased difficulty in protecting our intellectual property in foreign nations;

•	restrictions on the transfer of funds between the U.S. and foreign nations; and

•	natural disasters in areas in which our businesses, customers, suppliers and licensees are located.

All of these factors could disrupt or limit the countries in which we sell or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries, result in decreased revenues and could materially and adversely affect our product sales, financial condition and results of operations.

Following the November 2016 U.S. election, the leaders of the U.S. government have increasingly focused on efforts to discourage U.S. corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through the possibility of imposing tariffs or penalties on goods manufactured outside the United States to attempt to discourage these practices. Changes in tax policy or trade regulations, such as the recently passed Tax Cuts and Jobs Act in the United States, material modifications or withdrawal from existing trade agreements, including the United States’ withdrawal from or significant renegotiation of the North America Free Trade Agreement (NAFTA), the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could necessitate changes in the way we conduct business, including our product sourcing operations, and have a material adverse effect on our business and results of operations.

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

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits the payment of bribes to foreign officials to assist in obtaining or retaining business. We are also subject to anti-corruption laws of the foreign countries in which we operate. Although we have implemented policies and procedures that are designed to promote compliance with such laws, our employees, contractors and agents may take actions that violate our policies and procedures. Any such violation could result in sanctions or other penalties against the Company and have an adverse effect on our business, reputation and operating results.

Changes in Tax Laws Could Have an Adverse Effect Upon Our Financial Results. We are subject to income tax requirements in various jurisdictions in the United States and internationally. Legislation or other changes in the tax laws of the jurisdictions where we do business could increase our liability and adversely affect our after-tax profitability. In the United States, the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, could have a significant impact on our effective tax rate, net deferred tax assets and cash tax expenses. Among other things, the Tax Cuts and Jobs Act reduces the U.S. corporate statutory tax rate, eliminates or limits deduction of several expenses which were previously deductible, requires a minimum tax on earnings generated by foreign subsidiaries, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries and permits a tax-free repatriation of foreign earnings through a dividends-received deduction. We are currently evaluating the overall impact of the Tax Cuts and Jobs Act on our effective tax rate and balance sheet, but expect that the impact may be significant for our fiscal year 2018 and future periods.

Other jurisdictions are contemplating changes or have unpredictable enforcement activity. Increases in applicable tax rates, implementation of new taxes, changes in applicable tax laws and interpretations of these tax laws and actions by tax authorities in jurisdictions in which we operate could reduce our after tax income and have an adverse effect on our results of operations.

We May Be Subject to Additional Tax Liabilities as a Result of Audits by Various Taxing Authorities. We are subject to the tax laws and regulations of numerous jurisdictions as a result of our international operations. These tax laws and regulations are highly complex and significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes. We are subject to audit by the taxing authorities in each jurisdiction where we conduct our business., and any one of these jurisdictions may assess additional taxes against us as a result of an audit. Although we believe our tax estimates are reasonable, and we undertake to prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical tax provisions and accruals. The outcome of any audit or audit-related litigation could have a material adverse effect on our operating results or cash flows in the periods for which that determination is made, and may require a restatement of prior financial reports. In addition, future period earnings may be adversely impacted by litigation costs, settlement payments or interest or penalty assessments.

Risks Related to Our Business

Dependence on Key Personnel. The growth and success of our Company since its inception more than a quarter century ago is attributable, to a significant degree, to the talents, skills and efforts of our founder and Creative and Design Chief, Steven Madden. An extended or permanent loss of the services of Mr. Madden could severely disrupt our business and have a material adverse effect on the Company. In addition to Mr. Madden, the Company depends on the contributions of the members of our senior management team. Our senior executives have substantial experience and expertise in our business and industry and have made significant contributions to our growth and success as well. Competition for executive talent in the apparel, footwear and accessories industries is intense. While our employment agreements with Mr. Madden and most of our senior executives include a non-compete provision in the event of the termination of employment, the non-compete periods are of limited duration. Although we believe we have depth within our senior management team, if we were to lose the services of our Creative and Design Chief or any of our senior executives, and especially if any of these individuals were to join a competitor or form a competing company, our business and financial performance could be seriously harmed. A loss of the skills, industry knowledge, contacts and expertise of our Creative and Design Chief or any of our senior executives could cause a setback to our operating plan and strategy.

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

Risks Associated with Extending Credit to Customers. We sell our products primarily to retail stores across the United States and extend credit based on an evaluation of each customer's financial condition, usually without collateral. Various retailers, including some of our customers, have experienced financial difficulties, which has increased the risk of extending credit to such retailers. However, our losses due to bad debts have been limited. Pursuant to the terms of our collection agency agreement, our factor, Rosenthal & Rosenthal, Inc., currently assumes the credit risk related to approximately 84% of our trade accounts receivable. In addition, we have letters of credit for approximately 3% of our trade accounts receivable. Still, if any of our customers experience a shortage of liquidity, the risk that the customer's outstanding payables to us would not be paid could cause us to curtail business with the customer or require us to assume more credit risk relating to the customer's account payable.

Risks Associated with Expansion of Retail Business. Our continued growth depends to a significant degree on whether we are successful in further developing and marketing our brands, and creating new brands, product categories and businesses that are appealing to our customers. The operation of company-owned Steve Madden, Steven and Superga stores and outlets is a significant part of our growth strategy. During the year ended December 31, 2017, we opened 13 new full price stores, six new outlet stores and closed two full price stores in the United States. We have plans to open 11 to 13 new retail stores and close 8 to 10 locations in 2018. Our future expansion plan includes the opening of stores in new geographic markets as well as strengthening existing markets. New store openings involve substantial investments. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by us in our existing markets. There can be no assurance that we will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. Our retail expansion is dependent on the performance of our wholesale and retail operations, generally, as well as on a number of other factors, including our ability to:

•	locate and obtain favorable store sites;

•	negotiate favorable lease terms;

•	hire, train and retain competent store personnel;

•	anticipate the preferences of our retail customers in new geographic areas;

•	successfully integrate new stores into our existing operations.

Past comparable store sales results may not be indicative of future results and there can be no assurance that our comparable store sales results will increase or even be maintained in the future. Also, as we expand the number of our retail stores, we run the risk that our wholesale customers will perceive that we are increasingly competing directly with them, which may lead them to reduce or terminate purchases of our products.

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

Disruptions to Product Delivery Systems and Associated Inventory Management Issues. A majority of our products for U.S. distribution are shipped to us via ocean freight carriers to ports in California, New Jersey and Texas with the greatest reliance on California ports. The trend-focused nature of the fashion industry and the rapid changes in customer preferences leave us vulnerable to risk of inventory obsolescence. Our reliance upon ocean freight transportation for the delivery of our inventory exposes us to various inherent risks, including port workers’ union disputes and associated strikes, work slow-downs and work stoppages, severe weather conditions, natural disasters and terrorism, any of which could result in delivery delays and inefficiencies, increase our costs and disrupt our business. Any severe and prolonged disruption to ocean freight transportation could force us to use alternate and more expensive transportation systems. For example, during the California port workers' dispute in 2014, we were forced to re-route our merchandise by air transit. Efficient and timely inventory deliveries and proper inventory management are important factors in our operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Conversely, excess inventories can result in lower gross margins due to the excessive discounts and markdowns that may be necessary to reduce high inventory levels. Severe and extended delays in the delivery of our inventory or our inability to effectively manage our inventory could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Disruption of Information Technology Systems and Websites. We are heavily dependent upon our information technology systems to record and process transactions and manage and operate all aspects of our business ranging from product design and testing, production, forecasting, ordering, transportation, sales and distribution, invoicing and accounts receivable management, quick response replenishment, point of sale support and financial management reporting functions.  In addition, we have e-commerce websites.  Given the nature of our business and the significant number of transactions in which we engage on an annual basis, it is essential that we maintain constant operation of our information technology systems and websites and that these systems and our websites operate effectively.  We depend on our in-house information technology employees and third-parties including “cloud” service providers to maintain and periodically update and/or upgrade these systems and our websites to support the growth of our business.  Despite our preventative efforts, our information technology systems and websites may, from time to time, be vulnerable to damage or interruption from events such as difficulties in replacing or integrating the systems of acquired businesses, computer viruses, security breaches and power outages.  Cybersecurity attacks are becoming increasingly sophisticated and run the gamut from malicious software and ransomware to electronic security breaches to corruption of data and beyond.  We are continually evaluating, improving and upgrading our information technology systems and websites in an effort to address these concerns.  Any such problems or interruptions could result in loss of valuable business data, our customers' or employees' personal information, disruption of our operations and other adverse impacts to our business and require significant expenditures by us to remediate any such failure, problem or breach.  In addition, we must comply with increasingly complex regulatory standards enacted to protect business and personal data and an inability to maintain compliance with these regulatory standards could subject us to legal risks and penalties.

We maintain $40 million of network-security insurance coverage, above a $250,000 deductible. This coverage and certain other insurance coverage may reduce our exposure to electronic data theft and sabotage. While we maintain other insurance coverage aimed at addressing certain of these other risks, there can be no assurance that depending upon the nature of the issue presented, we will have insurance coverage available or that the amounts of coverage will be adequate.

Breach of Customer Privacy. A routine part of our business includes the gathering, processing and retention of sensitive and confidential information pertaining to our customers, employees and others. Although we believe that our information security and information technology systems and websites allow for the secure storage and transmission of private information regarding our customers and others, including credit card information and personal identification information, we may not have the resources or technical sophistication to anticipate or prevent the rapidly-evolving and complex cyber-attacks being unleashed by increasingly sophisticated hackers and data thieves. As a result, our facilities and information technology systems, as well as those of our third party service providers, may be vulnerable to cyber-attacks and breaches, acts of vandalism, ransomware, software viruses and other similar types of malicious activities. Any actual or threatened cyber-attack may cause us to incur costs, including costs related to the hiring of additional computer experts, business interruption, engaging third party cyber security consultants and upgrading our information security technologies. We also may be vulnerable to data and security breaches by us or by persons with whom we have commercial relationships resulting from misplaced or lost data, programming or human error, or other similar events. As a result of recent security breaches at a number of prominent companies, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. Any compromise or breach of our information technology systems that results in the misappropriation, loss or other unauthorized disclosure of a customer's or other person’s confidential or proprietary information, whether by the Company or a third party service provider, could result in a loss of confidence and severely damage our reputation and relationship with our customers and others who entrust us with sensitive information, violate applicable privacy and other laws and adversely affect our business, as well as expose the Company to the risk of litigation and significant potential liability.

Foreign Sourcing and Manufacturing. Virtually all of our products are purchased through arrangements with a number of foreign manufacturers, primarily from China, Italy, Brazil, Mexico, India and Vietnam. During 2017, approximately 93% of our total purchases were from China. Risks inherent in foreign operations including work stoppages, transportation delays and interruptions, social unrest and political upheaval and changes in economic conditions, can result in the disruption of trade from the countries in which our manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Although we believe that we manage our exposure to the risk that any such economic or political condition will materially affect our ability to purchase products because we are aware of the availability of a variety of materials and alternative sources, we cannot be certain that we will be able to identify such alternative materials and/or sources without delay or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Impact of Custom Duties and Other Import Regulations. Virtually all of our products are imported and subject to United States custom duties. In addition, over time we have increased our sales of products outside of the United States. The United States and the countries in which our products are produced or sold, from time to time, may impose new quotas, duties, tariffs or other restrictions on imports or exports, may adversely adjust prevailing quotas, duties or tariff levels, or may impose sanctions in the form of additional duties to remedy perceived illegal actions. The current political landscape has introduced greater uncertainty with respect to future tax and trade regulations for United States companies like ours with significant business and sourcing operations outside the United States. We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions will be changed or imposed by the United States or by other countries. If we or our suppliers or licensees are unable to source raw materials or finished goods from the countries where we or they wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

SEC Rules Relating to “Conflict Minerals” Require the Company to Incur Additional Expenses and Could Adversely Affect our Business. The SEC has promulgated final rules mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring the disclosure of the use of tantalum, tin, tungsten and gold, known as “conflict minerals,” included in products either manufactured by public companies or as to which public companies have contracted for the manufacture. These rules, adopted in an effort to prevent inadvertent support of armed conflict in the Democratic Republic of Congo and certain adjoining countries (collectively, the “DRC”), require companies to investigate their supply chains to determine whether these minerals are present in their products and, if so, from where the minerals originate. The rules also require disclosure and annual reporting as to whether or not conflict minerals, if used in the manufacture of the products offered, originate from the DRC. We currently require our manufacturers to comply with policies addressing legal and ethical concerns relating to labor, employment, political and social matters including restrictions on the use of conflict minerals. Violation of these policies by our manufacturers could harm our reputation, disrupt our supply chain and/or increase our cost of goods sold. Additionally, violation of any of these policies by our manufacturers could cause us to face disqualification as a supplier for our customers and suffer reputational challenges. Due to the complexity of our supply chain, compliance with the rules requires significant efforts from a cross-operational team and diverts our management and personnel and results in potential costs of additional staff. Any of the foregoing could adversely affect our sales, net earnings, business and financial condition and results of operations.

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

Seasonal and Quarterly Fluctuations. Our results of operations may fluctuate from quarter to quarter and are affected by a variety of factors, including:

•	the timing of holidays;

•	weather conditions;

•	the timing of larger shipments of product;

•	market acceptance of our products;

•	the mix, pricing and presentation of the products offered and sold;

•	the hiring and training of additional personnel;

•	inventory write downs for obsolescence;

•	the cost of materials;

•	the product mix between wholesale, retail and licensing businesses;

•	the incurrence of other operating costs; and

•	factors beyond our control, such as general economic conditions, declines in consumer confidence and actions of competitors.

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

Inadequate Trademark Protections. We believe that our trademarks and other proprietary rights are of major significance to our success and our competitive position and consider some of our trademarks, such as Steve Madden, to be integral to our business and among our most valuable assets. Accordingly, we devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. Nevertheless, policing unauthorized use of our intellectual property is difficult, expensive and time consuming and there can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products on the basis that our products violate the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve such conflicts. We could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property by others. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Our failure to establish and then protect such proprietary rights from unlawful and improper utilization could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our Licensees’ Conduct Could Harm our Business. We license to others the rights to produce and market certain products that are sold under our trademarks. Although we retain significant control over our licensees’ products and advertising, we rely on our licensees for operational and financial control over their businesses. If the quality, image or distribution of our licensed products diminish, customer acceptance of and demand for our brands and products could decline. This could materially and adversely affect our business and results of operations. In fiscal year 2017, approximately 76% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Although we believe that in most circumstances we could replace existing licensees if necessary, our inability to do so effectively or for any period of time could adversely affect our revenues and results of operations.

Litigation and Other Legal Proceedings. We are involved in various claims, litigations and other legal and regulatory proceedings and governmental investigations that arise from time to time in the ordinary course of our business. Due to the inherent uncertainties of litigation and such other proceedings and investigations, we cannot predict with accuracy the ultimate outcome of any such matters. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations and the amount of insurance coverage we maintain to address such matters may be inadequate to cover these or other claims. In addition, any significant litigation, investigation or proceeding, regardless of its merits, could divert financial and management resources that would otherwise be used to benefit our operations. See Item 3 “Legal Proceedings,” below for additional information regarding legal proceedings in which we are involved.

Declines in Our Stock Price Due to Inaccurate Predictions. The trading price of our common stock periodically may rise or fall based on the accuracy of predictions of our future performance. As one of our primary objectives, we strive to maximize the long-term strength, growth and profitability of our Company, rather than to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term goal is in the best interests of the Company and our stockholders, but recognize that it may be helpful to our stockholders and potential investors for us to provide guidance as to our quarterly and annual forecast of net sales and earnings. Although we endeavor to provide meaningful and considered guidance at the time it is provided and generally expect to provide updates to our guidance when we report our results each fiscal quarter, actual results may differ from our predictions as the guidance is based on assumptions and expectations that may or may not come to pass and, as such, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. If and when we announce actual results that differ from those that have been predicted by us, the market price of our common stock could be adversely affected. Investors who rely on these predictions in making investment decisions with respect to our common stock do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in the price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

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

Location	Leased/Owned	Primary Use	Approximate Area Square Feet
Dongguan, Guangdong Province, China	Leased	Offices and sample production	166,800
Montreal, Canada	Leased	Offices, warehouse	117,422
Long Island City, NY	Leased	Executive offices	90,000
Peabody, MA	Leased	Offices and warehouse, Schwartz & Benjamin	80,424
Bayonne, NJ	Leased	Warehouse	83,000
Bellevue, WA	Leased	Offices, Topline	41,500
New York, NY	Leased	Offices and showroom, Accessories	30,000
New York, NY	Leased	Offices and showroom, Schwartz & Benjamin	14,110
Putian City, Guangdong Province, China	Leased	Offices	13,800
New York, NY	Leased	Showroom	13,401
Seattle, Washington	Leased	Offices and showroom, Dolce Vita	10,537
New York, NY	Leased	Offices and showroom	10,000
Long Island City, NY	Leased	Storage	7,200
Kowloon, Hong Kong	Leased	Offices	4,800
Mexico City, Mexico	Leased	Offices, SM Mexico	3,520
Los Angeles, CA	Leased	Showroom, Steven	2,700
New York, NY	Leased	Offices	2,700
Long Island City, NY	Owned	Other	2,200
New York, NY	Leased	Apartments	1,800
Bucharest, Romania	Leased	Offices, Customer Service	1,722
New York, NY	Leased	Offices	850
Dallas, Texas	Leased	Showroom	800

All of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of ten years. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes over the base year. The current terms of our retail store leases expire as follows:

Years Initial Lease Terms Expire	Number of Stores
2018	18
2019	22
2020	24
2021	19
2022	28
2023	24
2024	19
2025	20
2026	16
2027	6
2028	3
2029	3

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of business, we have various pending cases involving contractual disputes, employee-related matters, distribution matters, product liability claims, trademark infringement and other matters. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these legal proceedings should not have a material impact on our financial condition, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our shares of common stock have traded on the NASDAQ Global Select Market since August 1, 2007 and were traded on the NASDAQ National Market prior to that date. The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2017 as reported by the NASDAQ Global Select Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock

	High	Low		High	Low
2017			2016
Quarter ended March 31, 2017	$38.95	$33.50	Quarter ended March 31, 2016	$38.48	$27.80
Quarter ended June 30, 2017	$40.75	$35.55	Quarter ended June 30, 2016	$38.06	$31.68
Quarter ended September 30, 2017	$43.80	$38.20	Quarter ended September 30, 2016	$36.97	$32.69
Quarter ended December 31, 2017	$47.55	$37.25	Quarter ended December 31, 2016	$40.55	$32.30

Holders. As of February 27, 2018, there were 152 holders of record of our common stock.

Dividends. Historically, with the exception of a special cash dividend paid in each of November 2005 and November 2006, we have not declared or paid any cash dividends to our common stockholders in the past. Instead, we have chosen to retain earnings, if any, for potential future dividends and to finance the development and expansion of our business.

In February 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.20 per share on the Company’s outstanding shares of common stock. The dividend is payable on March 29, 2018, to stockholders of record as of the close of business on March 12, 2018. The Company currently expects to continue the practice of paying a cash dividend each quarter; however, the payment of future dividends will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.

Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2017 is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases of Equity Securities. The Company's Board of Directors authorized a share repurchase program (the "Share Repurchase Program") effective as of January 1, 2004. The Share Repurchase Program permits the Company to effect repurchases of the Company's common stock from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase, most recently, on July 28, 2017, when the Board of Directors approved the continuation of the Share Repurchase Program for an additional $200 million in repurchases of the Company's common stock. During fiscal year 2017, an aggregate of 2,253,802 shares of the Company's common stock were repurchased under the Share Repurchase Program, at an average per share price of $37.62, for an aggregate purchase price of approximately $85 million. At December 31, 2017, an aggregate of approximately $181 million remained available for future repurchases of our common stock under the Share Repurchase Program. The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended December 31, 2017, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2017 - 10/31/2017	20,982	$42.91	20,982	$194,803
11/1/2017 - 11/30/2017	474,435	$39.38	334,571	$193,902
12/1/2017 - 12/31/2017	143,745	$45.94	—	$180,861
Total	639,162	$40.97	355,553	$180,861

(1) The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2017 in connection with the settlement of vested restricted stock and exercises of stock options to satisfy tax withholding requirements, in addition to the shares repurchased pursuant to the Share Repurchase Program. Of the total number of shares repurchased by the Company in the fourth quarter of 2017, 283,609 shares were withheld at an average price per share of $43.17, for an aggregate purchase price of approximately $12,244, in connection with the settlement of vested restricted stock and exercises of stock options to satisfy tax withholding requirements. Excluding the shares withheld in connection with the settlement of vested restricted stock and exercises of stock options, the average price per share was $42.91 in October 2017, $38.98 in November 2017 and $39.21 in the period October 1, 2017 to December 31, 2017.

Performance Graph. The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2012, and ending on December 31, 2017, with the cumulative total return on the Russell 2000 Index and a peer group index. In 2016, the Company decided to remove the S&P 500 Footwear Index and replace it with a peer group index of companies believed to be engaged in similar businesses, as we believe the composition of the new peer group is more representative of our current business. The peer group index consists of six companies: Caleres, Inc., Crocs, Inc., Deckers Outdoor Corporation, Genesco Inc., Skechers U.S.A., Inc. and Wolverine World Wide, Inc.

The comparison assumes that $100 was invested on December 31, 2012 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Steven Madden, Ltd.	$100.00	$129.84	$112.95	$107.24	$126.86	$165.72
Russell 2000 Index	$100.00	$138.82	$145.62	$139.19	$168.85	$193.58
Peer Group	$100.00	$159.77	$171.29	$146.88	$148.44	$198.83

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements. The Income Statement Data relating to 2017, 2016 and 2015, and the Balance Sheet data as of December 31, 2017 and 2016 should be read in conjunction with the information provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

	INCOME STATEMENT DATA Year Ended December 31, (in thousands, except per share data)
	2017	2016	2015	2014	2013
Net sales	$1,546,098	$1,399,551	$1,405,239	$1,334,951	$1,314,223
Cost of sales	968,357	877,568	904,747	865,951	831,847
Gross profit	577,741	521,983	500,492	469,000	482,376
Commissions and licensing fee income - net	14,259	11,788	16,565	13,723	15,632
Operating expenses	(421,216)	(364,595)	(342,364)	(315,081)	(295,223)
Impairment charges	(1,000)	—	(3,045)	—	(983)
Income from operations	169,784	169,176	171,648	167,642	203,768
Interest income - net	2,548	2,488	2,191	3,074	4,100
Other income (expense) - net	(5)	(664)	(1,373)	677	1,083
Income before provision for income taxes	172,327	171,000	172,466	171,393	208,951
Provision for income taxes	53,189	49,726	58,811	58,764	75,666
Net income	119,138	121,274	113,655	112,629	133,285
Net (income) attributable to non-controlling interests	(1,190)	(363)	(717)	(749)	(1,278)
Net income attributable to Steven Madden, Ltd.	$117,948	$120,911	$112,938	$111,880	$132,007
Basic income per share	$2.14	$2.12	$1.91	$1.82	$2.04
Diluted income per share	$2.04	$2.03	$1.85	$1.76	$1.98
Basic weighted average shares of common stock	55,157	57,109	58,997	61,451	64,583
Effect of dilutive securities - options and restricted stock	2,673	2,447	2,145	2,225	2,253
Diluted weighted average shares of common stock outstanding	57,830	59,556	61,142	63,676	66,836

	BALANCE SHEET DATA At December 31,
	2017	2016	2015	2014	2013
Total assets	$1,057,161	$960,875	$914,385	$911,235	$880,241
Working capital	438,906	345,544	284,178	264,635	342,142
Noncurrent liabilities	41,617	36,676	60,923	64,115	46,898
Stockholders' equity	$808,932	$741,072	$678,663	$669,529	$678,840

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion of our Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”, "we", "our", "us", as applicable) design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell name brand and private label fashion handbags and accessories, through our Accessories Division. We market and sell our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers, and catalog retailers throughout the United States, Canada, Mexico, certain European nations, including Albania, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Latvia, Lithuania, Luxembourg, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden and Switzerland, and Tunisia. In addition, our products are marketed through our retail stores and our e-commerce websites within the United States, Canada, Mexico, our joint ventures in South Africa, China and Taiwan, and under special distribution arrangements in Asia, Europe (excluding the aforementioned nations), India, the Middle East, South and Central America and New Zealand. Our product line includes a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

Our business is comprised of five distinct segments (Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing). Our Wholesale Footwear segment includes the following brands: Steve Madden Women's®, Madden Girl®, Steve Madden Men's®, Madden®, Madden NYC, Report®, Dolce Vita®, DV by Dolce Vita®, Mad Love®, Steven by Steve Madden®, Superga® (under license), Betsey Johnson®, Betseyville®, Steve Madden Kids®, FREEBIRD by Steven®, Stevies®, B Brian Atwood®, Blondo®, Kate Spade® (under license), Avec Les Filles® (under license), Alice & Olivia® (through a joint venture), and includes our International business and certain private label footwear business. The agreement with Alice & Olivia® was terminated on December 31, 2017. Our Wholesale Accessories segment includes Big Buddha®, Madden NYC, Betsey Johnson®, Steve Madden®, Steven by Steve Madden®, Madden Girl®, Luv Betsey®, DKNY® (under license), Donna Karan® (under license), and Cejon® accessories brands and includes our International business and certain private label accessories business. Steven Madden Retail, Inc., our wholly-owned retail subsidiary, operates Steve Madden, Steven, Superga and International retail stores, as well as Steve Madden, Superga, Betsey Johnson and Dolce Vita e-commerce websites and comprises our Retail segment. The First Cost segment represents activities of a subsidiary that earns commissions for serving as a buying agent for footwear products under private labels for many of the country's large mass-market merchandisers, shoe chains and other value priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, jewelry, watches, sunglasses, hair accessories, umbrellas, bedding, luggage and men’s leather accessories. We license the Stevies® trademark for use in connection with the manufacture, marketing and sale of outerwear exclusively to Target. In addition, we license our Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, fragrance and beauty, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas and household goods. We also license our Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel.

On January 30, 2017, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Schwartz & Benjamin, Inc., a New York corporation (“S&A”), its affiliated companies B.D.S., Inc., a Delaware corporation (“B.D.S.”), Quinby Ridge Enterprises LLC, a Delaware limited liability company (“QRE”), and DANIELBARBARA Enterprises LLC, a New York limited liability company (“DBE” and, collectively with S&A, B.D.S. and QRE, “Schwartz & Benjamin”), the owners of all of the issued and outstanding equity interests in Schwartz & Benjamin (the “Sellers”), and Daniel Schwartz, as designated agent for the Sellers, pursuant to which the Company purchased all of the outstanding equity interests in Schwartz & Benjamin from the Sellers. The total purchase price for the acquisition was approximately $37,112, which included a cash payment at closing of $17,396 less a working capital adjustment of $901, plus potential earn-out payments based on the achievement of certain earnings targets for each of the twelve month periods ending on January 31, 2018 through 2023, inclusive. The fair value of the contingent payments was estimated using the present value of the payments based on management's projections of the financial results of Schwartz & Benjamin during the earn-out period and was finalized at $20,617. On November 27, 2017, the Company entered into an amendment to the Purchase Agreement with the sellers of Schwartz & Benjamin to change the manner of calculating the earn-

out and to provide for payments based on the performance of certain specified license agreements. In connection with this amendment, the Company reduced the earn-out liability from $20,617 to $10,000 and recorded a credit to operating expenses in the amount of $10,617. At December 31, 2017, the Company estimated the fair value of the contingent consideration to be approximately $10,000. Schwartz & Benjamin, which was founded in 1923, engages in the design, sourcing and sale of licensed and private label footwear and distributes its fashion footwear to wholesale customers, including better department stores and specialty boutiques, as well as the retail stores of its brand partners.

In 2017, the Company formed a joint venture ("SM Taiwan") with Dolce Limited through its subsidiary, SM Dolce Limited. The Company is the majority interest holder in SM Taiwan and controls all of the significant participating rights of the joint venture. SM Taiwan is the exclusive distributor of the Company's products in Taiwan. Additionally in 2017, the Company formed a joint venture ("SM China") with Xuzhou C. Banner Footwear, Ltd. through its subsidiary, SM (Jiangsu) Co., Ltd. The Company controls all of the significant participating rights of the joint venture. SM China is the exclusive distributor of the Company's products in China.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made significant changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, reducing the U.S. corporate statutory tax rate, eliminating or limiting deduction of several expenses which were previously deductible, requiring a minimum tax on earnings generated by foreign subsidiaries, imposing a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries and permitting a tax-free repatriation of foreign earnings through a dividends received deduction. The Tax Act could have a significant impact on our effective tax rate, net deferred tax assets and cash tax expenses. We are currently evaluating the overall impact of the Tax Act on our effective tax rate and balance sheet, but expect that the impact may be significant for our fiscal year 2018 and future periods. See additional information regarding the impact of the Tax Act below in this Item and in Note M Income Taxes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Additionally, in February 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.20 per share on the Company’s outstanding shares of common stock as part of its cash deployment strategy to drive shareholder value or enhance shareholder returns. The dividend is payable on March 29, 2018, to stockholders of record as of the close of business on March 12, 2018. The Company currently expects to continue the practice of paying a cash dividend each quarter; however, the payment of future dividends will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.

Key Performance Indicators and Statistics

The following measurements are among the key business indicators reviewed by various members of management to measure consolidated and segment results of the Company:

•	net sales

•	gross profit margin

•	operating expenses

•	income from operations

•	adjusted EBITDA

•	adjusted EBIT

•	same store sales

•	inventory turnover

•	accounts receivable average collection days

•	cash flow and liquidity determined by the Company’s working capital and free cash flow

•	store metrics, such as sales per square foot, average unit retail, conversion, average units per transaction, and contribution margin.

While not all of these metrics are disclosed due to the proprietary nature of the information, many of these metrics are disclosed and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-GAAP Financial Measures

The Company reports its financial results in accordance with GAAP. The Company also uses adjusted earnings before interest and taxes ("Adjusted EBIT") and adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted

EBITDA"), which are derived from our consolidated financial information but are not presented in our consolidated financial statements and are considered non-GAAP financial measures, in internal management reporting and planning processes as well as in evaluating the performance of the Company. Management believes these measures are useful to investors in evaluating the Company’s ongoing operating and financial results. By providing these non-GAAP measures, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. The non-GAAP financial measures are limited in their usefulness and should be considered in addition to, and not in lieu of, U.S. GAAP financial measures. Further, these non-GAAP measures may be unique to the Company, as they may be different from non-GAAP measures used by other companies.

The table below reconciles these metrics to net income as presented in the consolidated statement of income.

	Years Ended December 31 ($ in thousands)
	2017	2016	2015
Net Income	$119,138	$121,274	$113,655
Add back:
Provision for income taxes	53,189	49,726	58,811
Provision for legal and early lease termination charges (benefit)	11,836	—	(3,048)
Schwartz & Benjamin amendment to the equity purchase agreement	(10,215)	—	—
Bad debt expense related to the Payless ShoeSource bankruptcy	5,470	—	—
Schwartz & Benjamin acquisition integration charges	3,639	—	—
Charges related to preferred interest investment	2,700	—	—
Impairment of Wild Pair trademark	1,000	—	3,045
Schwartz & Benjamin acquisition inventory fair value adjustment	591	—	—
Deduct:
Other Income (expense) - net *	(5)	(664)	(1,373)
Interest, net	2,548	2,488	2,191
Adjusted EBIT	$184,805	$169,176	$171,645
Add back:
Depreciation and amortization	$20,406	$19,868	$19,382
Loss on disposal of fixed assets	1,455	652	1,780
Adjusted EBITDA	$206,666	$189,696	$192,807
* Consists of realized (losses) gains on marketable securities and foreign exchange (losses) gains.

Executive Summary

Net sales for 2017 increased by 10.5% to $1,546,098 from $1,399,551 in 2016. Net sales growth was driven by our acquisition of Schwartz & Benjamin, which contributed net sales of $80,020, as well as growth in our core business. Net income attributable to Steven Madden, Ltd. decreased 2.5% to $117,948 in 2017 compared to $120,911 in 2016. The Company's effective tax rate for 2017 increased to 30.9% compared to 29.1% recorded in 2016. Diluted earnings per share in 2017 increased to $2.04 per share on 57,830,000 diluted weighted average shares outstanding compared to $2.03 per share on 59,556,000 diluted weighted average shares outstanding in the prior year.

In our Retail segment, same store sales (sales attributable to those stores, including the e-commerce websites, that were in operation throughout 2017 and 2016) decreased 3.2%, and sales per square foot decreased to $656 in 2017 compared to sales per square foot of $707 in 2016. As of December 31, 2017, we had 206 stores in operation, compared to 189 stores as of December 31, 2016 which increase resulted from the opening of 13 full price stores and six outlet store locations partially offset by the closing of two full price stores.

Our total inventory turnover was 8.6 times compared to 8.2 times in the comparable period of last year. Our accounts receivable average collection days were 75 days in 2017 compared to 66 days in 2016 primarily due to changes in payment terms with certain customers. As of December 31, 2017, we had $274,764 in cash, cash equivalents and marketable securities, no short or long-term debt and total stockholders’ equity of $808,932. Working capital increased to $438,906 as of December 31, 2017, compared to $345,544 on December 31, 2016.

The following table sets forth information on operations for the periods indicated:

	Years Ended December 31 ($ in thousands)
	2017		2016		2015
CONSOLIDATED:
Net sales	$1,546,098	100.0%	$1,399,551	100.0%	$1,405,239	100.0%
Cost of sales	968,357	62.6%	877,568	62.7%	904,747	64.4%
Gross profit	577,741	37.4%	521,983	37.3%	500,492	35.6%
Other operating income – net of expenses	14,259	0.9%	11,788	0.8%	16,565	1.2%
Operating expenses	421,216	27.2%	364,595	26.1%	342,364	24.4%
Impairment charges	(1,000)	(0.1)%	—	—%	(3,045)	(0.2)%
Income from operations	169,784	11.0%	169,176	12.1%	171,648	12.2%
Interest and other income – net	2,543	0.2%	1,824	0.1%	818	0.1%
Income before income taxes	172,327	11.1%	171,000	12.2%	172,466	12.3%
Net income attributable to Steven Madden, Ltd.	117,948	7.6%	120,911	8.6%	112,938	8.0%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$1,017,557	100.0%	$881,864	100.0%	$898,363	100.0%
Cost of sales	685,190	67.3%	602,029	68.3%	632,541	70.4%
Gross profit	332,367	32.7%	279,835	31.7%	265,822	29.6%
Operating expenses	197,722	19.4%	169,796	19.3%	157,941	17.6%
Income from operations - before impairment charges	134,645	13.2%	110,039	12.5%	107,881	12.0%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$256,295	100.0%	$254,931	100.0%	$266,564	100.0%
Cost of sales	175,566	68.5%	170,509	66.9%	178,203	66.9%
Gross profit	80,729	31.5%	84,422	33.1%	88,361	33.1%
Operating expenses	57,092	22.3%	52,860	20.7%	55,749	20.9%
Income from operations - before impairment charges	23,637	9.2%	31,562	12.4%	32,612	12.2%

RETAIL SEGMENT:
Net sales	$272,246	100.0%	$262,756	100.0%	$240,312	100.0%
Cost of sales	107,601	39.5%	105,030	40.0%	94,003	39.1%
Gross profit	164,645	60.5%	157,726	60.0%	146,309	60.9%
Operating expenses	165,771	60.9%	141,939	54.0%	128,674	53.5%
(Loss) income from operations - before impairment charges	(1,126)	(0.4)%	15,787	6.0%	17,635	7.3%
Number of stores	206		189		169

FIRST COST SEGMENT:
Other commission income – net of expenses	$5,159	100.0%	$3,728	100.0%	$6,713	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$9,100	100.0%	$8,060	100.0%	$9,852	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Consolidated:

Net sales for the year ended December 31, 2017 increased by 10.5% to $1,546,098 from $1,399,551 for fiscal year 2016. For the year ended December 31, 2017, gross margin as a percentage of net sales increased slightly to 37.4% in the current year compared to 37.3% in the prior year. Excluding the impact from the Schwartz & Benjamin acquisition, gross margin as a percentage of net sales increased to 38.3% driven by improvement in the Wholesale Footwear and Retail segments. Operating expenses increased in 2017 to $421,216, or 27.2% of total revenue, from $364,595, or 26.1% of total revenue, in 2016. The increase is primarily related to (i) the impact of the Schwartz & Benjamin acquisition, (ii) legal charges consisting of costs and estimated settlement amounts, (iii) bad debt related to the Payless ShoeSource bankruptcy, and (iv) charges to preferred interest investments related to the Brian Atwood acquisition. These increases were partially offset by the benefit received for the reversal of contingent liabilities related to the amended purchase agreement for the Schwartz & Benjamin acquisition. Commission and licensing fee income increased to $14,259 in 2017 compared to $11,788 in 2016. The effective tax rate for the year ended December 31, 2017 increased to 30.9% compared to 29.3% in the same period last year primarily due to the impact of the year-over-year benefit resulting from the exercising and vesting of share based awards coupled with a shift in profitability to jurisdictions with higher tax rates. These were partially offset by the net benefit related to the recently enacted Tax Cuts and Jobs Act in the United States. Net income attributable to Steven Madden, Ltd. for the year ended December 31, 2017 decreased to $117,948 compared to $120,911 for the year ended December 31, 2016.

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment was $1,017,557, or 65.8%, and $881,864, or 63.0%, of our total net sales for the years ended December 31, 2017 and 2016, respectively. Excluding net sales related to the Schwartz & Benjamin acquisition, net sales increased 6.3%. The increase in net sales is primarily driven by strong growth in our core Steve Madden Women's brand coupled with growth in our Steve Madden Men's, Madden Girl, Steve Madden Kid's and Blondo brands, as well as growth in the SM Europe joint venture.

Gross profit margin increased to 32.7% in 2017 from 31.7% in the prior year period. Excluding the impact from the Schwartz & Benjamin acquisition, gross profit margin was 33.8%. The increase in gross profit margin primarily resulted from reduced mark-downs and closeouts, as well as a sales mix shift between our branded and private label businesses. Operating expenses increased to $197,722, or 19.4%, in 2017 compared to $169,796, or 19.3%, in the same period of 2016 primarily due to (i) the impact of the Schwartz & Benjamin acquisition, (ii) legal charges consisting of costs and estimated settlement amounts, (iii) bad debt related to the Payless ShoeSource bankruptcy, and (iv) charges to preferred interest investments related to the Brian Atwood acquisition. These increases were partially offset with a benefit due to a decrease in contingent liabilities related to the amended purchase agreement for the Schwartz & Benjamin acquisition. Income from operations before impairment charges increased to $134,645 for the year ended December 31, 2017 compared to $110,039 for the year ended December 31, 2016.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $256,295, or 16.6%, and $254,931, or 18.2%, of total Company net sales for the years ended December 31, 2017 and 2016, respectively.

Gross profit margin in the Wholesale Accessories segment decreased to 31.5% in 2017 from 33.1% in the prior year period primarily due to lower margins in our cold weather business driven by prior season inventory closeouts. In the year ended December 31, 2017, operating expenses increased to $57,092, or 22.3% of revenue, compared to $52,860, or 20.7% of revenue, in the year ended December 31, 2016 due to the impact of the year-over-year benefit received for the reversal of contingent liabilities related to the Cejon acquisition in 2016. Income from operations for the Wholesale Accessories segment decreased to $23,637 in 2017 compared to $31,562 in 2016.

Retail Segment:

Net sales generated by the Retail segment accounted for $272,246, or 17.6%, and $262,756, or 18.8%, of total Company net sales for the years ended December 31, 2017 and 2016, respectively, which represents a $9,490 or 3.6% increase, year-over-year. This growth is due to the net addition of seventeen stores from the prior year partially offset by a decrease in comparable store sales of 3.2%. During 2017, we added thirteen full price stores and six outlets, and closed two full price locations. As a result, we had 206 retail stores as of December 31, 2017, compared to 189 stores as of December 31, 2016. The 206 stores currently in operation include 138 Steve Madden full price stores, 60 Steve Madden outlet stores, three Steven stores, one Superga store and four e-commerce websites. In addition, during 2017, we opened 21 concessions in Asia through our China and Taiwan joint ventures, and ended the year with 38 company-operated concessions in international markets. Comparable store sales (sales of those stores, including the e-commerce websites, that were open for all of 2017 and 2016) for the year ended December 31, 2017 decreased 3.2% when compared to the prior year. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base. During the year ended December 31, 2017, gross margin increased to 60.5% from 60.0% in 2016 primarily due to lower promotional activity during 2017. In 2017, operating expenses increased to $165,771, or 60.9% of revenue, from $141,939, or 54.0% of revenue, in 2016 primarily due to the incremental costs associated with new store openings, legal charges consisting of costs and estimated settlement amounts related to early lease terminations and increases in employee-related costs. For the year ended December 31, 2017, losses from operations for the Retail segment were $1,126 compared income from operations of $15,787 in the prior year.

First Cost Segment:

Income for the First Cost segment, which includes net commission income and fees, increased to $5,159 for the year ended December 31, 2017, compared to $3,728 in 2016 due to an increase in business with certain private label footwear customers.

Licensing Segment:

During the year ended December 31, 2017, income for the Licensing segment increased to $9,100 as compared to the prior year income of $8,060 primarily due to gains with our Steve Madden licensed products.

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Consolidated:

Net sales for the year ended December 31, 2016 decreased slightly by 0.4% to $1,399,551 from $1,405,239 for fiscal year 2015. For the year ended December 31, 2016, gross margin as a percentage of net sales increased to 37.3% compared to 35.6% in the prior year primarily resulting from higher initial mark-ups, decreased markdown allowances, and reduced close-outs coupled with sales mix in the Wholesale Footwear segment. Operating expenses increased in 2016 to $364,595 from $342,364 in 2015. Operating expenses for the year ended December 31, 2015 included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses in 2015 were $345,412. Excluding the aforementioned benefit, the increase in operating expenses in 2016 is primarily due to the increase in retail store locations, employee-related expenses, charges related to an increase in contingent liabilities related to the Dolce Vita acquisition and costs associated with our SM Europe joint venture. As a result, operating expenses as a percentage of sales increased to 26.1% in the year ended December 31, 2016 compared to 24.6%, excluding the aforementioned benefit, in the previous year. Commission and licensing fee income decreased to $11,788 in 2016 compared to $16,565 in 2015 primarily due to a decline in our First Cost segment. During the year ended December 31, 2016, income from operations decreased to $169,176 and net income attributable to Steven Madden, Ltd. increased to $120,911 compared to income from operations of $171,648 and net income attributable to Steven Madden, Ltd. of $112,938 in 2015. Net income attributable to Steven Madden, Ltd. for the year ended December 30, 2016 included a tax benefit of $5,244 related to the adoption of Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which changes the accounting for certain aspects of share-based payments to employees. Net income attributable to Steven Madden, Ltd. for the year ended December 30, 2015 included the $3,048 pre-tax benefit related to the closure of our 5th Avenue, New York store location as well as a pre-tax charge of $3,045 related to the partial impairment of our Wild Pair trademark. (See Note A to the Consolidated Financial Statements under “Good will and intangible assets.”)

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment was $881,864, or 63.0%, and $898,363, or 63.9%, of our total net sales for the years ended December 31, 2016 and 2015, respectively. The decrease was driven by decreases in sales in our private label business, international distributor business and our Madden Girl brand partially offset by increases in sales of our Dolce Vita, Steve Madden Women's and Blondo brands.

Gross profit margin increased to 31.7% in 2016 from 29.6% in the prior year primarily resulting from higher initial mark-ups, decreased markdown allowances, and reduced close-outs coupled with sales mix. Operating expenses increased to $169,796 in 2016 compared to $157,941 in the same period of 2015 primarily due to charges related to an increase in contingent liabilities related to the Dolce Vita acquisition coupled with increases in employee-related expenses, advertising and promotion, and costs associated with our SM Europe joint venture. As a percentage of sales, operating expenses increased to 19.3% in 2016 from 17.6% in 2015 due to the increase in expenses discussed above coupled with deleverage on lower sales. Income from operations, excluding a pre-tax charge of $3,045 related to the partial impairment of our Wild Pair trademark in 2015, increased to $110,039 for the year ended December 31, 2016 compared to $107,881 for the year ended December 31, 2015.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $254,931, or 18.2%, and $266,564, or 19.0%, of total Company net sales for the years ended December 31, 2016 and 2015, respectively. The decrease year over year is primarily driven by decreases in sales of Big Buddha handbags, cold weather accessories and belts partially offset by increases in sales of private label handbags.

Gross profit margin in the Wholesale Accessories segment remained flat at 33.1% in 2016 and 2015. In the year ended December 31, 2016, operating expenses decreased to $52,860 compared to $55,749 in the year ended December 31, 2015. As a percentage of sales, operating expenses decreased to 20.7% in 2016 from 20.9% in 2015 primarily due to the impact of the year-over-year benefit received for the reversal of contingent liabilities related to acquisitions in the third quarter of 2016 and 2015. Income from operations for the Wholesale Accessories segment decreased to $31,562 in 2016 compared to $32,612 in 2015.

Retail Segment:

Net sales generated by the Retail segment accounted for $262,756, or 18.8%, and $240,312, or 17.1%, of total Company net sales for the years ended December 31, 2016 and 2015, respectively, which represents a $22,444 or 9.3% increase, year over year. This growth is primarily due to the net addition of twenty stores from the prior year coupled with an increase in comparable store sales of 4.0% driven by strong fashion footwear trends and stronger product assortment. During 2016, we added nine full price stores and twelve outlets and closed one full price location. As a result, we had 189 retail stores as of December 31, 2016, compared to 169 stores as of December 31, 2015. The 189 stores in operation as of December 31, 2016 include 129 Steve Madden full price stores, 52 Steve Madden outlet stores, two Steven stores, one Superga store, one multi-branded SHOO store and four e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open for all of 2016 and 2015) for the year ended December 31, 2016 increased 4.0% when compared to the prior year. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base. During the year ended December 31, 2016, gross margin decreased to 60.0% from 60.9% in 2015 primarily due to the impact of foreign currency fluctuations on our international operations. In 2016, operating expenses increased to $141,939 from $128,674 in 2015 primarily due to the incremental cost associated with new store openings and increases in employee-related and rent expenses in existing locations. Operating expenses in 2015 included a benefit of $3,048 related to income arising from the early termination of our lease for our 5th Avenue, New York store, which was closed during the first quarter of 2015. Excluding this benefit, operating expenses in 2015 were $131,722. Excluding the lease benefit in 2015, operating expenses as a percentage of sales decreased to 54.0% in 2016 from 54.8% in the prior year. For the year ended December 31, 2016, income from operations for the Retail segment decreased to $15,787 compared to $17,635 in the prior year. Excluding the benefit of $3,048 in 2015, income from operations for the Retail segment in 2015 was $14,587.

First Cost Segment:

Income for the First Cost segment, which includes net commission income and fees, decreased to $3,728 for the year ended December 31, 2016, compared to $6,713 in 2015 due to a reduction in business with certain private label footwear customers.

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

Cash, cash equivalents and short-term investments totaled $245,241 and $165,610 at December 31, 2017 and December 31, 2016, respectively. Of the total cash, cash equivalents and short-term investments at December 31, 2017, $135,884, or approximately 55%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2016, $70,450, or approximately 43%, was held in our foreign subsidiaries.

As of December 31, 2017, the Company has recorded $21,944 related to the one-time transition tax and related withholding tax expense on the deemed repatriation of cumulative foreign earnings under the Tax Cuts and Jobs Act, of which $1,566 is expected to be paid within one year. The remaining portion of the tax will be paid over an eight-year period, starting in 2018, and will not accrue interest.

The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by the Company or Rosenthal at any time with 60 days’ prior written notice. As of December 31, 2017 we had no borrowings against this credit facility.

As of December 31, 2017, we had working capital of $438,906, cash and cash equivalents of $181,214, investments in marketable securities short and long term of $93,550 and we did not have any long-term debt.

We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next 12 months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $157,935 in 2017 compared to cash provided by operations of $153,604 in the prior year. The primary sources of cash were net income of $119,138 and decreases in inventories and accounts receivable of $21,135 and $20,715, respectively. The primary use of cash was an increase in factor accounts receivable of $57,268.
INVESTING ACTIVITIES
($ in thousands)

During the year ended December 31, 2017, we invested $61,209 in marketable securities and received $79,141 from the maturities and sales of securities. We made capital expenditures of $14,775, principally for new stores and improvements to existing stores, systems enhancements and leasehold improvements to office space. Cash of $221 was received in the repayment of the note receivable from the seller of SM Canada. Lastly, we made a payment in the amount of $16,495 for the acquisition of Schwartz & Benjamin.
FINANCING ACTIVITIES
($ in thousands)
During the year ended December 31, 2017, net cash used by financing activities was $90,338, which consisted of share repurchases of $99,412 and payment of contingent liabilities related to acquisitions completed in prior years of $7,359, partially offset by proceeds from the exercise of stock options of $16,433.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of December 31, 2017 were as follows:

	Payment due by period
Contractual Obligations	Total	2018	2019 - 2020	2021 - 2022	2023 and after
Operating lease obligations	$249,276	$44,629	$78,515	$59,160	$66,972
Purchase obligations	156,532	156,532	—	—	—
Contingent payment liability	10,000	7,000	3,000	—	—
Other long-term liabilities (future minimum royalty payments)	16,138	4,078	10,060	2,000	—
Total	$431,946	$212,239	$91,575	$61,160	$66,972
At December 31, 2017, we had no open letters of credit for the purchase of inventory.
Virtually all of our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a small and growing percentage located in Italy in addition to smaller volumes in Brazil, Mexico, India, Vietnam, The Netherlands, The Dominican Republic and South Korea. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.
On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden’s then existing employment agreement with the Company. The amended agreement, which extends the term of Mr. Madden's employment through December 31, 2023, provides, among other things, for a base salary of approximately $7,026 per annum for the period between January 1, 2016 through the expiration of the term of employment. Also under the employment agreement, Mr. Madden received the right, exercisable on certain specified dates in fiscal year 2012 only, to elect to receive a grant of restricted stock for a number of shares of the Company’s common stock valued at $40,000 in consideration for certain specified reductions in his annual base salary in years subsequent to 2012. Mr. Madden exercised this right and, on July 3, 2012, he was granted 1,893,342 restricted shares of the Company's common stock at the then market price of $21.13, which shares vest in the same manner as the February 8, 2012 restricted stock grant received by Mr. Madden pursuant to the amended agreement. (See Note N to the consolidated financial statements.) Further, in addition to the opportunity for cash bonuses at the sole discretion of the Board of Directors, Mr. Madden’s employment agreement entitles him to an annual life insurance premium payment as well as an annual stock option grant. The employment agreement also provides Mr. Madden the potential for an additional one-time stock option award for 750,000 shares of the Company’s common stock (the “EPS Option”) in the event that the Company achieves earnings per share on a fully-diluted basis equal to $2.00 as to any fiscal year ending December 31, 2015 or thereafter, which performance criteria was achieved for the fiscal year ended December 31, 2016. On March 1, 2017, Mr. Madden was granted the EPS Option at an exercise price of $37.35 per share. The EPS Option vests in equal annual installments over a five-year period commencing on the first anniversary of the grant date.
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $3,898 in 2018, $1,978 in 2019 and $148 in 2020. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock related compensation.
DIVIDENDS
In February 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.20 per share on the Company’s outstanding shares of common stock. The dividend is payable on March 29, 2018, to stockholders of record as of the close of business on March 12, 2018. The Company currently expects to continue the practice of paying a quarterly cash dividend; however, the payment of future dividends will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.
INFLATION

We do not believe that inflation and price changes have had a significant effect on the Company's sales or profitability for the fiscal year ended December 31, 2017 and the prior two fiscal years. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

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
Indefinite-lived intangible assets and goodwill are assessed for impairment by performing a qualitative assessment which evaluates relevant events or circumstances in order to determine whether it is more likely than not that the fair value of an intangible or a reporting unit is less than its carrying amount. Factors considered include historical financial performance, macroeconomic and industry conditions and legal and regulatory environment. If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the fair value of the reporting unit is compared with its carrying amount and, if the fair value of the reporting unit is less than its carrying amount, an impairment is recognized equal to the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount. We perform this annual assessment during our third quarter.
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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)
Our financing arrangements are subject to variable interest rates primarily based on the prime rate and LIBOR. An analysis of our collection agency agreement with Rosenthal can be found in the “Liquidity and Capital Resources” section under Part II, Item 7, and in Note C to the Consolidated Financial Statements included in this Annual Report on Form 10-K under the caption “Factor Receivable.” As of December 31, 2017, we held marketable securities valued at approximately $93,550, which consisted primarily of corporate bonds and certificates of deposit. These securities are subject to interest rate risk and will decrease in value if interest rates increase. We currently have the ability to hold these securities until maturity.

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

During 2017, the Company entered into forward foreign exchange contracts. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rate to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of the year-end. As of December 31, 2017, a 10% appreciation or depreciation of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $78.

In addition, we are exposed to translation risk in connection with our foreign operations in Canada, Mexico, Europe, South Africa, China and Taiwan because our subsidiaries and joint ventures in these countries utilize the local currency as their functional currency and those financial results must be translated into U.S. dollars. As currency exchange rates fluctuate, foreign currency exchange rate translation adjustments reflected in our financial statements with respect to our foreign operations affects the comparability of financial results between years

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is incorporated herein by reference to the consolidated financial statements listed in response to Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2017, of our internal control over financial reporting based on the framework and criteria established in the 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Our independent registered public accounting firm, EisnerAmper LLP, has audited the Company's consolidated financial statements and the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. Their report appears in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2017, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

On February 27, 2018, the Company issued a press release reporting its financial results for the fiscal quarter and fiscal year ended December 31, 2017, a copy of which is attached as Exhibit 99.01 to this Annual Report.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.
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

DATE: March 1, 2018

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

Signature	Title	Date
/S/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	March 1, 2018
Edward R. Rosenfeld
/S/ ARVIND DHARIA	Chief Financial Officer and Chief Accounting Officer	March 1, 2018
Arvind Dharia
/S/ AMELIA NEWTON VARELA	President and Director	March 1, 2018
Amelia Newton Varela
/S/ PETER MIGLIORINI	Director	March 1, 2018
Peter Migliorini
/S/ RICHARD P. RANDALL	Director	March 1, 2018
Richard P. Randall
/S/ RAVI SACHDEV	Director	March 1, 2018
Ravi Sachdev
/S/ THOMAS H. SCHWARTZ	Director	March 1, 2018
Thomas H. Schwartz
/S/ ROSE LYNCH	Director	March 1, 2018
Rose Lynch
/S/ ROBERT SMITH	Director	March 1, 2018
Robert Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steven Madden, Ltd. and subsidiaries

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the “Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 1995.

EISNERAMPER LLP
New York, New York
March 1, 2018

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$181,214	$126,115
Accounts receivable, net of allowances of $1,973 and $1,622	39,473	56,790
Factor accounts receivable, net of allowances of $26,213 and $20,209	201,436	144,168
Inventories	110,324	119,824
Marketable securities – available for sale	64,027	39,495
Prepaid expenses and other current assets	19,538	26,351
Prepaid taxes	29,506	15,928
Total current assets	645,518	528,671
Note receivable – related party	2,289	2,644
Property and equipment, net	71,498	72,381
Deferred taxes	6,370	1,813
Deposits and other	2,121	4,710
Marketable securities – available for sale	29,523	70,559
Goodwill – net	148,538	135,711
Intangibles – net	151,304	144,386
Total Assets	$1,057,161	$960,875
LIABILITIES
Current liabilities:
Accounts payable	$66,955	$80,584
Accrued expenses	120,624	86,635
Income taxes payable	1,566	—
Contingent payment liability – current portion	7,000	7,948
Accrued incentive compensation	10,467	7,960
Total current liabilities	206,612	183,127
Contingent payment liability	3,000	—
Deferred rent	16,033	14,578
Deferred taxes	3,602	19,466
Other liabilities	18,982	2,632
Total Liabilities	248,229	219,803
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 87,306 and 86,417 shares issued, 58,698 and 60,410 shares outstanding	6	6
Additional paid-in capital	390,723	353,443
Retained earnings	1,135,701	1,017,753
Accumulated other comprehensive loss	(25,613)	(31,751)
Treasury stock – 28,608 and 26,007 shares at cost	(697,996)	(598,584)
Total Steven Madden, Ltd. stockholders’ equity	802,821	740,867
Non-controlling interests	6,111	205
Total stockholders’ equity	808,932	741,072
Total Liabilities and Stockholders’ Equity	$1,057,161	$960,875

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Net sales	$1,546,098	$1,399,551	$1,405,239
Cost of sales	968,357	877,568	904,747
Gross profit	577,741	521,983	500,492

Commission and licensing fee income – net	14,259	11,788	16,565
Operating expenses	(421,216)	(364,595)	(342,364)
Impairment charges	(1,000)	—	(3,045)
Income from operations	169,784	169,176	171,648
Interest income (expense) - net	2,548	2,488	2,191
Other (expense) income - net	(5)	(664)	(1,373)
Income before provision for income taxes	172,327	171,000	172,466
Provision for income taxes	53,189	49,726	58,811
Net income	119,138	121,274	113,655
Net income attributable to non-controlling interests	(1,190)	(363)	(717)
Net income attributable to Steven Madden, Ltd.	$117,948	$120,911	$112,938

Basic net income per share	$2.14	$2.12	$1.91

Diluted net income per share	$2.04	$2.03	$1.85

Basic weighted average common shares outstanding	55,157	57,109	58,997
Effect of dilutive securities – options/restricted stock	2,673	2,447	2,145
Diluted weighted average common shares outstanding	57,830	59,556	61,142

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	2017
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$119,138
Other comprehensive income (loss):
Foreign currency translation adjustment	$6,836	—	6,836
(Loss) on cash flow hedging derivatives	(1,282)	468	(814)
Unrealized gain on marketable securities	183	(67)	116
Total other comprehensive income	$5,737	$401	6,138

Comprehensive income			125,276
Comprehensive income attributable to non-controlling interests			(1,190)
Comprehensive income attributable to Steven Madden, Ltd.			$124,086

	2016
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$121,274
Other comprehensive income (loss):
Foreign currency translation adjustment	$(2,147)	$—	(2,147)
Gain on cash flow hedging derivatives	797	(291)	506
Unrealized gain on marketable securities	2,052	(749)	1,303
Total other comprehensive (loss)	$702	$(1,040)	(338)

Comprehensive income			120,936
Comprehensive income attributable to non-controlling interests			(363)
Comprehensive income attributable to Steven Madden, Ltd.			$120,573

	2015
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$113,655
Other comprehensive income (loss):
Foreign currency translation adjustment	$(18,734)	$—	(18,734)
Gain on cash flow hedging derivatives	1,962	(716)	1,246
Unrealized (loss) on marketable securities	(1,847)	674	(1,173)
Total other comprehensive (loss)	$(18,619)	$(42)	(18,661)

Comprehensive income			94,994
Comprehensive income attributable to non-controlling interests			(717)
Comprehensive income attributable to Steven Madden, Ltd.			$94,277

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands)

	Common Stock		Additional Paid‑in Capital	Retained Earnings
	Shares	Amount
Balance - December 31, 2014	63,625	$6	$275,039	$783,904
Share repurchases	(3,704)	—	—	—
Exercise of stock options	1,460	—	21,301	—
Tax benefit from stock-based compensation	—	—	10,510	—
Issuance of restricted stock	312	—	—	—
Stock-based compensation	—	—	18,698	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding (loss) on securities (net of tax benefit of $674)	—	—	—	—
Cash flow hedge (net of tax expense of $716)	—	—	—	—
Distributions to non-controlling interests, net	—	—	—	—
Non-controlling investment in JV	—	—	—	—
Net income	—	—	—	112,938
Balance - December 31, 2015	61,693	6	325,548	896,842
Share repurchases	(2,437)	—	—	—
Exercise of stock options	746	—	10,713	—
Issuance of restricted stock	408	—	—	—
Stock-based compensation	—	—	19,509	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding gain on securities (net of tax expense of $749)	—	—	—	—
Cash flow hedge (net of tax expense of $291)	—	—	—	—
Distributions to non-controlling interests, net	—	—	—	—
Acquisition of Minority Interest (net of tax benefit of $1,432)	—	—	(2,327)	—
Net income	—	—	—	120,911
Balance - December 31, 2016	60,410	6	353,443	1,017,753
Share repurchases	(2,601)	—	—	—
Exercise of stock options	655	—	16,433	—
Issuance of restricted stock	234	—	—	—
Stock-based compensation	—	—	20,847	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding gain on securities (net of tax expense of $67)	—	—	—	—
Cash flow hedge (net of tax benefit of $468)	—	—	—	—
Non-controlling investment in JV	—	—	—	—
Net income	—	—	—	117,948
Balance - December 31, 2017	58,698	$6	$390,723	$1,135,701
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(in thousands)

	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock		Non-controlling interest	Total Stockholders' Equity
		Shares	Amount
Balance - December 31, 2014	$(12,752)	19,866	$(376,942)	$274	$669,529
Share repurchases	—	3,704	(135,637)	—	(135,637)
Exercise of stock options	—	—	—	—	21,301
Tax benefit from stock-based compensation	—	—	—	—	10,510
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation	—	—	—	—	18,698
Foreign currency translation adjustment	(18,734)	—	—	—	(18,734)
Unrealized holding (loss) on securities (net of tax benefit of $674)	(1,173)	—	—	—	(1,173)
Cash flow hedge (net of tax expense of $716)	1,246	—	—	—	1,246
Distributions to non-controlling interests, net	—	—	—	(732)	(732)
Non-controlling investment in JV	—	—	—	—	—
Net income	—	—	—	717	113,655
Balance - December 31, 2015	(31,413)	23,570	(512,579)	259	678,663
Share repurchases	—	2,437	(86,005)	—	(86,005)
Exercise of stock options	—	—	—	—	10,713
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation		—	—	—	19,509
Foreign currency translation adjustment	(2,147)	—	—	—	(2,147)
Unrealized holding gain on securities (net of tax expense of $749)	1,303	—	—	—	1,303
Cash flow hedge (net of tax expense of $291)	506	—	—	—	506
Distributions to non-controlling interests, net	—	—	—	(417)	(417)
Acquisition of Minority Interest (net of tax benefit of $1,432)	—	—	—	—	(2,327)
Net income	—	—	—	363	121,274
Balance - December 31, 2016	(31,751)	26,007	(598,584)	205	741,072
Share repurchases	—	2,601	(99,412)	—	(99,412)
Exercise of stock options	—	—	—	—	16,433
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation		—	—	—	20,847
Foreign currency translation adjustment	6,836	—	—	—	6,836
Unrealized holding gain on securities (net of tax expense of $67)	116	—	—	—	116
Cash flow hedge (net of tax benefit of $468)	(814)	—	—	—	(814)
Non-controlling investment in JV	—	—	—	4,716	4,716
Net income	—	—	—	1,190	119,138
Balance - December 31, 2017	$(25,613)	28,608	$(697,996)	$6,111	$808,932
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$119,138	$121,274	$113,655
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	20,847	19,509	18,698
Tax benefit from stock-based compensation	—	—	(10,510)
Depreciation and amortization	21,389	21,102	20,757
Loss on disposal of fixed assets	1,455	652	1,780
Impairment charges	1,000	—	3,045
Deferred taxes	(19,274)	(6,588)	7,271
Accrued interest on note receivable – related party	(54)	(63)	(71)
Deferred rent expense and other liabilities	1,455	2,565	440
Realized loss (gain) on sale of marketable securities	(5)	661	(67)
Change in fair value of contingent liability	(11,206)	(425)	(5,576)
Bad debt expense from bankruptcy	5,470	—	—
Changes, net of acquisitions, in:
Accounts receivable	22,683	(13,617)	(11,071)
Factor accounts receivable	(57,268)	11,043	7,281
Notes receivable - related party	409	409	409
Inventories	21,135	(17,744)	(9,403)
Prepaid expenses, prepaid taxes, deposits and other	2,403	(3,461)	4,784
Accounts payable and accrued expenses	9,501	15,324	(8,643)
Accrued incentive compensation	2,507	1,819	468
Other liabilities	16,350	1,144	2,716
Net cash provided by operating activities	157,935	153,604	135,963

Cash flows from investing activities:
Capital expenditures	(14,775)	(15,897)	(19,459)
Purchases of marketable securities	(61,209)	(40,451)	(48,891)
Repayment of notes receivable	221	249	466
Maturity/sale of marketable securities	79,141	52,215	43,353
Acquisitions, net of cash acquired	(16,795)	—	(9,129)
Net cash used in investing activities	(13,417)	(3,884)	(33,660)

Cash flows from financing activities:
Proceeds from exercise of stock options	16,433	10,713	21,301
Purchase of noncontrolling interest	—	(3,759)	—
Tax benefit from the exercise of options	—	—	10,510
Payment of contingent liability	(7,359)	(16,402)	(6,270)
Common stock purchased for treasury	(99,412)	(86,005)	(135,637)
Net cash used by financing activities	(90,338)	(95,453)	(110,096)
Effect of exchange rate changes on cash and cash equivalents	919	(566)	(1,243)
Net increase (decrease) in cash and cash equivalents	55,099	53,701	(9,036)
Cash and cash equivalents – beginning of year	126,115	72,414	81,450
Cash and cash equivalents – end of year	$181,214	$126,115	$72,414
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$24	$222	$328
Income taxes	$61,979	$55,384	$39,424

See accompanying notes to consolidated financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies

[1]    Organization:

Steven Madden, Ltd. a Delaware corporation, and its subsidiaries, design, source, market and sell name brand and private label women's, men's and children's shoes, worldwide through its wholesale and retail channels under the Steve Madden Women's, Steve Madden Men's, Madden, Madden Girl, Steven, FREEBIRD by Steven, Superga (under license), Dolce Vita and Betsey Johnson brand names and through its wholesale channels under the Stevies, Report, B Brian Atwood, Mad Love and Blondo brand names and, under license, the Kate Spade and Avec Les Filles brand names. The Company had a design and production agreement with Rebecca Minkoff and a joint venture with Alice & Olivia, both of which were terminated as of December 31, 2017.

In addition, the Company designs, sources, markets and sells name brand and private label handbags and accessories to customers worldwide through its Wholesale Accessories segment, including the Big Buddha, Betsey Johnson, Madden Girl, Betseyville, Cejon, Steve Madden, Steven by Steve Madden, Luv Betsey, B Brian Atwood, DKNY (under license) and Donna Karan (under license) accessories brands. Revenue is generated predominantly through the sale of the Company's brand name and private label merchandise and certain licensed products. At December 31, 2017 and 2016, the Company operated 206 (including four e-commerce websites) and 189 (including four e-commerce websites) retail stores, respectively. Revenue is subject to seasonal fluctuations. See Note O for operating segment information.

[2]    Principles of consolidation:

The consolidated financial statements include the accounts of Steven Madden, Ltd. and its wholly-owned subsidiaries Steven Madden Retail, Inc., Diva Acquisition Corp., Diva International, Inc., Madden Direct, Inc., Adesso Madden, Inc., Stevies, Inc., Daniel M. Friedman and Associates, Inc., Big Buddha, Inc., the Topline Corporation, Cejon, Inc., SML Holdings S.a.r.l., SML Canada Acquisition Corp., Madden International Ltd., DMF International Ltd., Asean Corporation Ltd., Dolce Vita Holdings, Inc., Trendy Imports S.A de C.V., Comercial Diecesiette S.A. de C.V., Maximus Designer Shoes S.A. de C.V., BA Brand Holdings LLC, BAI Holding, LLC, Mad Love LLC (formerly a joint venture in which the Company acquired the remaining minority interest in 2016) and Schwartz & Benjamin, Inc. (collectively the "Company"). The accounts of (i) Dexascope Proprietary Ltd., a joint venture in South Africa in which the Company is the majority owner, (ii) BA Brand Holdings LLC, a joint venture in which the Company is the majority owner, (iii) SPM Shoetrade Holding B.V., a joint venture in certain regions of Europe in which the Company is the majority owner, (iv) SM (Jiangsu) Co., Ltd., a joint venture in which the Company controls all of the significant participating rights and (v) SM Dolce Limited, a joint venture in which the Company is the majority interest holder, are included in the consolidated financial statements with the other members' interests reflected in “Net (income) loss attributable to non-controlling interests” in the Consolidated Statements of Income and “Non-controlling interests” in the Consolidated Balance Sheets. All significant intercompany balances and transactions have been eliminated. Certain reclassifications were made to prior years' amounts to conform to the 2017 presentation.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)

These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by management to estimate the amount of the anticipated customer allowance.

[4]    Cash equivalents:

Cash equivalents at December 31, 2017 and 2016 amounted to approximately $58,436 and $3,309, respectively, and consisted of money market accounts. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

[5]    Marketable securities:

Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to four years at the time of purchase. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders' equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the years ended December 31, 2017 and 2016, the amortization of bond premiums totaled $983 and $1,234, respectively. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk. The schedule of maturities at December 31, 2017 and 2016 are as follows:

	Maturities as of December 31, 2017		Maturities as of December 31, 2016
	1 Year or Less	1 to 4 Years	1 Year or Less	1 to 4 Years
Corporate bonds	$11,979	$29,523	$11,527	$70,559
Certificates of deposit	52,048	—	27,968	—
Total	$64,027	$29,523	$39,495	$70,559

For the year ended December 31, 2017, gains of $5 were reclassified from Accumulated Other Comprehensive Income and recognized in the Consolidated Statements of Income in Other Income as compared to losses of $661 for the year ended December 31, 2016. At December 31, 2017, current marketable securities included unrealized losses of $106 and unrealized gains of $1 while long-term marketable securities included unrealized gains of $3 and unrealized losses of $90. At December 31, 2016, current marketable securities included unrealized losses of $279 and long-term marketable securities included unrealized gains of $89 and unrealized losses of $118.

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
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)

[8]    Goodwill and intangible assets:

The Company's goodwill and indefinite lived intangible assets are not amortized, rather they are tested for impairment on an annual basis, or more often if events or circumstances change that could cause these assets to become impaired.

In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2017-04, “Intangibles - Goodwill and Other” (Topic 350) “Simplifying the Test for Goodwill Impairment”. Under the amendments in this update, indefinite-lived intangible assets and goodwill are assessed for impairment by performing a qualitative assessment which evaluates relevant events or circumstances in order to determine whether it is more likely than not that the fair value of an intangible asset or reporting unit is less than its carrying amount. The factors that are considered include historical financial performance, macroeconomic and industry conditions and legal and regulatory environment. If it is more likely than not that the fair value of the intangible asset or reporting unit is less than its carrying amount, the fair value of the intangible asset or reporting unit is compared with its carrying amount and, if the fair value of the intangible asset or reporting unit is less than its carrying amount, an impairment is recognized equal to the amount by which the carrying value of the intangible asset or reporting unit exceeds its fair value, not to exceed the carrying amount. The guidance is effective in fiscal years beginning after December 15, 2020. The Company adopted the new guidance in the second quarter of 2017. During the fourth quarter of 2017, the Company recognized an impairment charge of $1,000 related to the Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows. The Company completed its annual impairment tests on goodwill and its remaining indefinite-lived intangible assets during the third quarter of 2017, and no other impairments were recognized.

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment when there is a triggering event. The Company is currently amortizing its acquired intangible assets with definite useful lives over periods typically from two to ten years using the straight-line method.

[9]    Net Income Per Share of Common Stock:

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the years ended December 31, 2017, 2016 and 2015, options to purchase approximately 9,000, 374,000 and 26,000 shares of common stock, respectively, have been excluded in the calculation of diluted income per share as the result would have been anti-dilutive. For the years ended December 31, 2017, 2016 and 2015, all unvested restricted stock awards were dilutive.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies (continued)

	2017	2016
Currency translation adjustment	$(24,798)	$(31,634)
Cash flow hedges, net of tax	(623)	191
Unrealized loss on securities, net of tax	(192)	(308)
Accumulated other comprehensive loss	$(25,613)	$(31,751)

[11]    Advertising costs:

The Company expenses costs of print, radio and billboard advertisements as incurred. Advertising expenses included in operating expenses amounted to approximately $19,629 in 2017, $16,024 in 2016 and $14,892 in 2015.

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

The Company licenses its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, jewelry, watches, sunglasses, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. We license the Stevies® trademark for use in connection with the manufacture, marketing and sale of outerwear exclusively to Target. In addition, the Company licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, fragrance and beauty, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas and household goods. The Company also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee based on the higher of a minimum or a net sales percentage as defined in the various agreements. In addition, under the terms of retail selling agreements, most of the Company’s international distributors are required to pay the Company a royalty based on a percentage of net sales, in addition to a commission and a design fee on the purchases of the Company’s products. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and receivable on a quarterly basis. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

[16]    Warehouse and shipping costs:

The Company includes all warehouse and shipping costs for the Wholesale segment in the Operating Expenses line on the Consolidated Statements of Income. For the years ended December 31, 2017, 2016 and 2015, the total warehouse and distribution costs included in Operating Expenses were $32,395, $27,079 and $24,176 respectively. Since the Company's standard terms of sales are “FOB Steve Madden warehouse,” the Company's wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the Operating Expense line in the Consolidated Statements of Income.

[17]    Employee benefit plan:

The Company maintains a tax-qualified 401(k) plan which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company made discretionary matching contributions of 50% of employees' contributions up to a maximum of 6% of employees' compensation which vest to the employees over a period of time. Total matching contributions to the plan for 2017, 2016 and 2015 were approximately $1,819, $1,633 and $1,602, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

Note B – Acquisitions

SM Dolce Limited

In September 2017, the Company formed a joint venture ("SM Taiwan") with Dolce Limited through its subsidiary, SM Dolce Limited. The Company is the majority interest holder in SM Taiwan and controls all of the significant participating rights of the joint venture. SM Taiwan is the exclusive distributor of the Company's products in Taiwan. As the Company controls all of the significant participating rights of the joint venture and is the majority interest holder in SM Taiwan, the assets, liabilities and results of operations of SM Taiwan are consolidated and included in the Company’s consolidated financial statements. The other member's interest is reflected in “Net income attributable to noncontrolling interests” in the Consolidated Statements of Income and “Noncontrolling interests” in the Consolidated Balance Sheets.

SM (Jiangsu) Co., Ltd.

In September 2017, the Company formed a joint venture ("SM China") with Xuzhou C. banner Footwear, Ltd. through its subsidiary, SM (Jiangsu) Co., Ltd. The Company controls all of the significant participating rights of the joint venture. SM China is the exclusive distributor of the Company's products in China. As the Company controls all of the significant participating rights of

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note B – Acquisitions (continued)

the joint venture in SM China, the assets, liabilities and results of operations of SM China are consolidated and included in the Company’s consolidated financial statements. The other member's interest is reflected in “Net income attributable to noncontrolling interests” in the Consolidated Statements of Income and “Noncontrolling interests” in the Consolidated Balance Sheets.

Schwartz & Benjamin

In January 2017, the Company acquired all of the outstanding capital stock of each of Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC and DANIELBARBARA Enterprises LLC (collectively, "Schwartz & Benjamin"). Founded in 1923, Schwartz & Benjamin specializes in the design, sourcing and sale of licensed and private label footwear and distributes its fashion footwear to wholesale customers, including department stores and specialty boutiques, as well as the retail stores of its brand partners. The total purchase price for the acquisition was approximately $37,112, which included a cash payment at closing of $17,396 less a working capital adjustment of $901, plus potential earn-out payments based on the achievement of certain earnings targets for each of the twelve month periods ending on January 31, 2018 through 2023, inclusive. The fair value of the contingent payments was estimated using the present value of the payments based on management's projections of the financial results of Schwartz & Benjamin during the earn-out period and was finalized at $20,617. On November 27, 2017, the Company entered into an amendment to the equity purchase agreement with the sellers of Schwartz & Benjamin to change the manner of calculating the earn-out and to provide for payments based on the performance of certain specified license agreements. In connection with this amendment, the Company reduced the earn-out liability from $20,617 to $10,000 and recorded a credit to operating expenses in the amount of $10,617.

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

Inventory	$11,635
Accounts receivable	10,836
Trademarks	4,630
Customer relations	5,210
Fixed assets	3,281
Prepaids and other assets	2,063
Accounts payable	(7,756)
Accrued expenses	(4,669)
Total fair value excluding goodwill	25,230
Goodwill	11,882

Net assets acquired	$37,112

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note C – Factor Receivable (continued)
Under the agreement, the Company can request advances from Rosenthal in amounts of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of December 31, 2017 and 2016, no borrowings or letters of credit were outstanding. The Company also pays Rosenthal a fee of 0.20% of the gross invoice amount submitted to Rosenthal. With respect to receivables related to the Company's private label business, the fee is 0.14% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations. Rosenthal services the collection of the Company's accounts receivable. Funds collected by Rosenthal are applied against advances owed to Rosenthal (if any), and the balance is due and payable to the Company, net of any fees. The allowance against “factor receivables” is a projected provision based on certain formulas and prior approvals for markdowns, allowances, discounts, advertising and other deductions that customers may deduct against their payments.
Note D – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steve Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock. The loan, as amended, is secured by non-company securities held in Mr. Madden's brokerage account. The Company has agreed to forgive a portion of the note as long as Mr. Madden remains an employee of the Company through the note's maturity on December 31, 2023. For the years ended December 31, 2017, 2016 and 2015 the Company also recorded a charge in the amount of $409 for each year, respectively, to write-off the required one-tenth of the principal amount of the secured promissory note, which was partially offset by imputed interest income of $55, $63 and $71, respectively.
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

The Company’s financial assets and liabilities, subject to fair value measurements, as of December 31, 2017 and 2016 are as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note E – Fair Value Measurement (continued)

		December 31, 2017
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$58,436	$58,436	$—	$—
Current marketable securities – available for sale	64,027	64,027	—	—
Long-term marketable securities – available for sale	29,523	29,523	—	—
Total assets	$151,986	$151,986	$—	$—
Liabilities:
Contingent consideration	$10,000	$—	$—	$10,000
Forward contracts	783	—	783	—
Total liabilities	$10,783	$—	$783	$10,000

		December 31, 2016
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,309	$3,309	$—	$—
Current marketable securities – available for sale	39,495	39,495	—	—
Long-term marketable securities – available for sale	70,559	70,559	—	—
Forward contracts	191	—	191	—
Total assets	$113,554	$113,363	$191	$—
Liabilities:
Contingent consideration	$7,948	$—	$—	$7,948
Total liabilities	$7,948	$—	$—	$7,948

Our level 3 balance consists of contingent consideration related to the Schwartz & Benjamin acquisition. The changes in our level 3 liabilities for the years ended December 31, 2017 and 2016 are as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note E – Fair Value Measurement (continued)

	Balance at January 1,	Payments	Accrued Interest	Acquisitions	Change in estimate	Foreign Currency Translation	Balance at December 31,
2017
Liabilities:
Contingent consideration	$7,948	(7,359)	—	20,617	(11,206)	—	$10,000

2016
Liabilities:
Contingent consideration	$24,775	(16,402)	—	—	(425)	—	$7,948

The change in estimate of the contingent consideration as of December 31, 2017 and 2016 of $11,206 and $425 has been reflected as a reduction in operating expenses on the Consolidated Statement of Income.

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows denominated in foreign currencies. Fair value of these instruments are based on observable market transactions of spot and forward rates.

The Company has recorded a liability for potential contingent consideration in connection with the January 30, 2017 acquisition of Schwartz & Benjamin. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, as amended, between the Company and the sellers of Schwartz & Benjamin, earn-out payments are based on the performance of certain specified license agreements. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of Schwartz & Benjamin during the earn-out period.

The Company recorded a liability for potential contingent consideration in connection with the December 30, 2014 acquisition of all of the outstanding capital stock of Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V., and Maximus Designer Shoes S.A. de C.V. (together "SM Mexico"). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Mexico, earn-out payments were due annually to the seller of SM Mexico based on the financial performance of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of SM Mexico during the earn-out period. The first earn-out payment of $3,482 for the period ended December 31, 2015 was paid to the seller of SM Mexico in the first quarter of 2016. The earn-out payment of $4,618 for the period ended December 31, 2016 was paid to the seller of SM Mexico in 2017.

The Company recorded a liability for potential contingent consideration in connection with the February 21, 2012 acquisition of all of the assets of Steve Madden Canada Inc., Steve Madden Retail Canada Inc., Pasa Agency Inc. and Gelati Imports Inc. (collectively, “SM Canada”). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Canada, earn-out payments were due annually to the seller of SM Canada based on the financial performance of SM Canada for each of the 12-month periods ending on March 31, 2013 through 2017, inclusive. The fair value of the contingent payments was estimated using the present value of management’s projections of the financial results of SM Canada during the earn-out period. The final earn-out payment of $2,741 for the period ended March 31, 2017 was paid to the seller of SM Canada in 2017.

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
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note F - Property and Equipment
The major classes of assets and total accumulated depreciation and amortization are as follows:

		December 31,
	Average Useful Life	2017	2016
Land and building		$767	$767
Leasehold improvements		81,554	79,165
Machinery and equipment	10 years	7,132	11,112
Furniture and fixtures	5 years	8,629	8,881
Computer equipment and software	3 to 5 years	58,448	57,855
		156,530	157,780
Less accumulated depreciation and amortization		(85,032)	(85,399)
Property and equipment - net		$71,498	$72,381

Depreciation and amortization expense related to property and equipment included in operating expenses amounted to approximately $15,160 in 2017, $14,346 in 2016 and $13,237 in 2015.
Note G – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of December 31, 2017 and 2016:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount
Balance at January 1, 2016	$73,018	$49,324	$14,755	$137,097
Translation and other	(757)	—	(629)	(1,386)
Balance at December 31, 2016	72,261	49,324	14,126	135,711
Acquisition of Schwartz & Benjamin	11,882	—	—	11,882
Translation and other	719	—	226	945
Balance at December 31, 2017	$84,862	$49,324	$14,352	$148,538

The following table details identifiable intangible assets as of December 31, 2017 and 2016:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note G – Goodwill and Intangible Assets (continued)

	2017
	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$9,220	$4,760	$—	$4,460
Customer relationships	10 years	47,019	24,127	—	22,892
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,375	—	65
Re-acquired right	2 years	4,200	4,200	—	—
Other	3 years	14	14	—	—
		68,493	41,076	—	27,417
Re-acquired right	indefinite	35,200	7,601	—	27,599
Trade names	indefinite	100,333	—	4,045	96,288
		$204,026	$48,677	$4,045	$151,304
(1) Includes the effect of foreign currency translation related primarily to the changes in the Canadian dollar and Mexican peso in relation to the U.S. dollar.
(2) An initial impairment charge of $3,045 was recorded in the first quarter of 2015, and a final impairment charge of $1,000 was recorded in the fourth quarter of 2017 related to the Company's Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows from a significant customer.

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
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note G – Goodwill and Intangible Assets (continued)

The amortization of intangible assets amounted to $5,245 for 2017, $5,522 for 2016 and $6,145 for 2015 and is included in operating expenses on the Company's Consolidated Statements of Income. The estimated future amortization expense for intangibles is as follows:

2018	$4,621
2019	4,547
2020	3,721
2021	2,095
2022	1,563
Thereafter	10,870
Total	$27,417

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

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(21,818,000)
Common stock available for grant of stock-based awards as of December 31, 2017	1,648,000

In accordance with accounting guidance relating to stock-based compensation, the Company records compensation for all awards to employees based on the fair value of options and restricted stock on the date of grant. Equity-based compensation is included in operating expenses on the Company's Consolidated Statements of Income. For the years ended December 31, 2017, 2016 and 2015, total equity-based compensation was as follows:

	Years Ended December 31,
	2017	2016	2015
Restricted stock	$16,616	$16,494	$15,543
Stock options	4,231	3,015	3,155
Total	$20,847	$19,509	$18,698

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note H – Stock-Based Compensation (continued)

For the year ended December 31, 2015, the Company classified cash flows of $10,510 resulting from the tax benefit from tax deductions in excess of the compensation costs recognized for those options (tax benefits) as financing cash flows. During the third quarter of 2016, the Company adopted Accounting Standards Update No. 2016-09 ("ASU 2016-09"), Improvements to Employee Share-Based Payment Accounting which changes the accounting for certain aspects of share-based payments to employees (refer to Note Q). As a result of the adoption of ASU 2016-09, the Company classifies cash flows resulting from tax benefits as operating cash flows for the years ended December 31, 2017 and 2016. For the years ended December 31, 2017 and 2016, the Company realized a tax benefit from stock-based compensation of $4,019 and $5,244, respectively.

Stock Options

The total intrinsic value of options exercised during 2017, 2016 and 2015 amounted to $9,936, $16,983 and $12,433 respectively. During the years ended December 31, 2017, 2016 and 2015, 409,522 options with a weighted average exercise price of $34.02, 322,022 options with a weighted average exercise price of $32.37 and 455,528 options with a weighted average exercise price of $27.27 vested, respectively. As of December 31, 2017, there were unvested options relating to 1,241,187 shares of common stock with a total of $8,426 of unrecognized compensation cost and an average vesting period of 3.2 years.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, with the exception of a special dividend paid in each of November 2005 and November 2006, the Company historically has not paid regular cash dividends and, thus, the expected dividend rate is assumed to be zero. The following weighted average assumptions were used for stock options granted:

	2017	2016	2015
Volatility	23% to 26%	22% to 26%	22% to 28%
Risk-free interest rate	1.48% to 1.99%	0.86% to 1.90%	0.99% to 1.60%
Expected life in years	3 to 5	3 to 5	3 to 5
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value	$8.91	$7.11	$8.81

Activity relating to stock options granted under the Company’s plans and outside the plans during the three years ended December 31, 2017 is as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note H – Stock-Based Compensation (continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,428,000	$19.48
Granted	69,000	36.59
Exercised	(1,460,000)	14.59
Expired/Forfeited	(21,000)	28.49
Outstanding at December 31, 2015	2,016,000	23.51
Granted	262,000	33.86
Exercised	(746,000)	14.36
Expired/Forfeited	(33,000)	30.59
Outstanding at December 31, 2016	1,499,000	29.72
Granted	1,062,000	37.55
Exercised	(655,000)	24.73
Expired/Forfeited	(9,000)	35.23
Outstanding at December 31, 2017	1,897,000	$35.80	4.9 years	$20,680
Exercisable at December 31, 2017	656,000	$33.67	3.1 years	$8,540

The following table summarizes information about stock options at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$19.70 to $26.95	9,051	1.2	$22.71	9,056	$22.71
$27.03 to $29.45	80,309	1.8	28.64	80,352	28.64
$30.19 to $33.99	263,045	3.1	31.60	181,717	31.66
$34.06 to $38.05	1,359,071	5.3	36.53	328,974	35.25
$38.96 to $43.30	185,524	6.0	40.11	55,901	39.96
	1,897,000	4.9	$35.80	656,000	$33.67

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note H – Stock-Based Compensation (continued)

Restricted Stock

The following table summarizes restricted stock activity during the three years ended December 31, 2017:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2015	4,067,000	$24.69
Granted	361,000	35.71
Vested	(304,000)	23.24
Forfeited	(69,000)	34.23
Outstanding at December 31, 2015	4,055,000	25.32
Granted	434,000	34.30
Vested	(276,000)	30.28
Forfeited	(22,000)	33.45
Outstanding at December 31, 2016	4,191,000	25.93
Granted	275,000	37.67
Vested	(508,000)	30.58
Forfeited	(42,000)	35.47
Outstanding at December 31, 2017	3,916,000	$26.05

As of December 31, 2017, there was $63,140 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average period of 5.4 years.

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. The fair value of the restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was $21,549, $9,758 and $6,980, respectively.

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment of Mr. Madden’s existing employment agreement, pursuant to which, on February 8, 2012, Mr. Madden was granted 1,463,057 restricted shares of the Company’s common stock at the then market price of $27.34, which will vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. On June 30, 2012, Mr. Madden exercised his right under his employment agreement to receive an additional restricted stock award, and, on July 3, 2012, he was granted 1,893,342 restricted shares of the Company's common stock at the then market price of $21.13, which vests in equal annual installments over a six-year period commencing on December 31, 2018 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. On July 20, 2017, pursuant to the employment agreement, Mr. Madden was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of $40.15 per share, which option is exercisable in equal quarterly installments commencing on October 20, 2017. On March 1, 2017, pursuant to his employment agreement, Mr. Madden was granted an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $37.35 per share, which option is exercisable in equal annual installments over a five-year period commencing on the first anniversary of the grant date.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

Note J - Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase, most recently on July 28, 2017 when the Board of Directors approved the extension of the Share Repurchase Program for an additional $200,000 in repurchases of the Company's common stock. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the twelve months ended December 31, 2017, an aggregate of 2,253,802 shares of the Company's common stock was repurchased under the Share Repurchase Program, at an average price per share of $37.62, for an aggregate purchase price of approximately $84,783. As of December 31, 2017, approximately $180,861 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. During the twelve months ended December 31, 2017, an aggregate of 346,820 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, at an average price per share of $42.18, for an aggregate purchase price of approximately $14,629.

Note K - Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The forward foreign exchange contracts will be used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory and are designated as cash flow hedging instruments. The Company enters into forward contracts with terms of no more than two years. As of December 31, 2017, $623 of losses related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of December 31, 2017, the fair value of the Company's foreign currency derivatives, which is included on the Consolidated Balance Sheet in accrued expenses, was $783. As of December 31, 2016, $191 of gains related to cash flow hedges were recorded in accumulated other comprehensive income, net of taxes and were recognized in earnings at the same time the hedged items affected earnings. As of December 31, 2017 and 2016, none of the Company's hedging activities were considered ineffective and thus no gains and losses relating to ineffectiveness on its hedging activities were recognized in the Consolidated Statements of Income. For the year ended December 31, 2017 losses of $57 were reclassified from accumulated other comprehensive income and recognized in the Consolidated Statements of Income in cost of sales as compared to losses of $472 for the year ended December 31, 2016.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note L - Operating Leases

The Company leases office, showroom, warehouse and retail facilities under noncancelable operating leases with terms expiring at various dates through 2030. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

2018	$44,629
2019	40,510
2020	38,005
2021	32,440
2022	26,720
Thereafter	66,972
Total	$249,276

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes. Rent expense for the years ended December 31, 2017, 2016 and 2015 was approximately $56,027, $52,294 and $47,710, respectively. Included in such amounts are contingent rents of $424, $238 and $157 in 2017, 2016 and 2015, respectively.

Rent expense is calculated by amortizing total base rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

Note M - Income Taxes

The components of income before income taxes are as follows:

	2017	2016	2015
Domestic	$124,472	$110,526	$81,785
Foreign	47,855	60,474	90,681
	$172,327	$171,000	$172,466

The components of provision for income taxes for all periods presented were as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note M - Income Taxes (continued)

	2017	2016	2015
Current:
Federal	$56,836	$47,655	$24,838
State and local	5,746	6,063	4,136
Foreign	10,773	3,270	13,960
	73,355	56,988	42,934
Deferred:
Federal	(22,061)	(7,050)	16,976
State and local	800	153	1,961
Foreign	1,095	(365)	(3,060)
	(20,166)	(7,262)	15,877
	$53,189	$49,726	$58,811

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. Changes include, but are not limited to, a reduction in the U.S. corporate statutory tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition from a worldwide tax system to a territorial regime, and a one-time transition tax on the deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the filing of this Annual Report on Form 10-K, and as a result recorded $7,599 as an additional net income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future resulted in a $2,315 expense. The provisional amount, comprised of a one-time transition tax on the mandatory deemed repatriation of foreign earnings, resulted in a $9,914 benefit (consisting of a $21,994 tax expense, offset by a $31,908 tax benefit from reversal of existing deferred tax liability on unremitted earnings of foreign subsidiaries) based on cumulative foreign earnings of $310,134. In accordance with Staff Accounting Bulletin No. 118, any adjustments to these provisional amounts will be reported as a component of the Income Tax Provision (Benefit) during the reporting period in which any such adjustments are determined, all of which will be reported no later than the fourth quarter of 2018. The Company continues to evaluate the impacts of the Tax Act on its indefinite reinvestment assertion, as further discussed below.

The Company is subject to the provisions of the FASB ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. However, in December of 2017, the SEC staff issued Staff Accounting Bulletin 118 which provides that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include a provisional amount based on their reasonable estimate in their financial statements. The Company, as explained below, has made reasonable estimates in order to account for the effects of the Tax Act.

Although the $7,599 net benefit represents what the Company believes is a reasonable estimate of the impact of the income tax effects of the Tax Act as of December 31, 2017, it should be considered provisional. In light of the complexity of the Tax Act, the Company anticipates additional interpretive guidance from the U.S. Treasury and adjustments during the one year measurement period are probable. Once the Company finalizes certain tax positions when it files its 2017 U.S. tax return it will be able to conclude whether any further adjustments are required to its deferred tax balances in the U.S., as well as to the total liability associated with the one-time mandatory tax.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note M - Income Taxes (continued)

A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate is as follows:

	December 31,
	2017	2016	2015
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
Effects of foreign operations	(4.5)	(5.3)	(3.6)
Stock-based compensation	(2.2)	(3.0)	—
State and local income taxes - net of federal income tax benefit	2.0	2.0	1.7
Nondeductible items	0.5	0.2	0.1
Impact of tax reform	(4.4)	—	—
Receivable Adjustment	2.7	—	—
Other	1.8	0.2	0.9
Effective rate	30.9%	29.1%	34.1%

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred taxes assets
Receivable allowances	7,315	8,800
Inventory	901	2,202
Unrealized loss	321	177
Accrued expenses	1,796	751
Deferred compensation	11,071	17,569
Deferred rent	3,737	5,327
Net carryforwards	300	1,172
Other	3,842	3,515
Gross deferred tax assets	29,283	39,513

Deferred tax liabilities
Depreciation and amortization	(16,210)	(19,264)
Unremitted earnings of foreign subsidiaries	(2,422)	(31,262)
Amortization of goodwill	(7,883)	(6,640)
Gross deferred tax liabilities	(26,515)	(57,166)

Net deferred tax assets (liabilities)	$2,768	$(17,653)

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

In accordance with accounting guidance, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as income tax expense on the Consolidated Statements of Income. The Company determines the amount of interest expense to be recognized by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken on a tax return. The Company's tax years 2014 through 2017 remain open to examination by most taxing authorities. During 2017, the U.S. Internal Revenue Service ("IRS") completed its audit of the Company's 2014 U.S. income tax return. The Company does not have any material unrecognized tax benefits recorded as of December 31, 2017 and 2016.

The Company's consolidated financial statements provide for any related tax liability on amounts that may be repatriated from foreign operations, aside from undistributed earnings of certain of the Company's foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. The deferred tax liability of $2,422 at December 31, 2017 reflects the withholding and state and local tax on amounts that may be repatriated from foreign operations. The Company continues to analyze the impact of the Tax Act on its indefinite reinvestment assertion, and as of December 31, 2017 has recorded a provisional estimate for the potential taxes related to the one-time mandatory tax.

Note N – Commitments, Contingencies and Other

[1]    Legal Proceedings:

In the ordinary course of business, the Company has various pending cases involving contractual disputes, employee-related matters, distribution matters, product liability claims, trademark infringement and other matters. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these legal proceedings should not have a material impact on the Company's financial condition, results of operations or cash flows. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

[2]    Employment agreements:

Edward R. Rosenfeld. On December 31, 2015, the Company entered into a new employment agreement with Edward R. Rosenfeld, the Company's Chief Executive Officer and the Chairman of the Board of Directors, to replace an existing employment agreement that expired on December 31, 2015. The agreement, which expires on December 31, 2018, provides for an annual salary of $900 in 2018. In addition, pursuant to his new employment agreement, on December 31, 2015, Mr. Rosenfeld received a grant of 75,000 shares of the Company's common stock subject to certain restrictions and, on February 5, 2016, a further grant of 75,000 shares of the Company's common stock subject to certain restrictions. The restricted shares received by Mr. Rosenfeld on December 31, 2015 and February 5, 2016 were issued under the Company's 2006 Stock Incentive Plan, as amended, and vest in equal annual installments over a five-year period commencing on December 1, 2016 and March 5, 2017, respectively. Additional compensation and bonuses, if any, are at the sole discretion of the Board of Directors.

Steven Madden. On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden’s then existing employment agreement with the Company. The amended agreement, which extends the term of Mr. Madden's employment through December 31, 2023, provides, among other things, for a base salary of approximately $7,026 per annum for the period between January 1, 2016 through the expiration of the term of employment. Also under the amended agreement, Mr. Madden received the right, exercisable on certain specified dates in fiscal year 2012 only, to elect to receive a grant of restricted stock for a number of shares of the Company’s common stock valued at $40,000 in consideration for certain specified reductions in his annual base salary

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note N – Commitments, Contingencies and Other (continued)

in years subsequent to 2012. Mr. Madden exercised this right and, on July 3, 2012, he was granted 1,893,342 restricted shares of the Company's common stock at the then market price of $21.13, which shares vest in the same manner as the February 8, 2012 restricted stock grant received by Mr. Madden pursuant to the amended agreement. (See Note N to the Consolidated Financial Statements.) Further, in addition to the opportunity for cash bonuses at the sole discretion of the Board of Directors, Mr. Madden’s amended agreement entitles him to an annual life insurance premium payment as well as an annual stock option grant. The amended agreement also provides Mr. Madden the potential for an additional one-time stock option award for 750,000 shares of the Company’s common stock (the “EPS Option”) in the event that the Company achieves earnings per share on a fully-diluted basis equal to $2.00 as to any fiscal year ending December 31, 2015 or thereafter, which performance criteria was achieved for the fiscal year ended December 31, 2016 and, as such. on March 1, 2017, Mr. Madden was granted the EPS Option at an exercise price of $37.35 per share. The EPS Option vests in equal annual installments over a five-year period commencing on the first anniversary of the grant date.

Arvind Dharia. On February 2, 2015, the Company and its Chief Financial Officer, Arvind Dharia, entered into an amendment of Mr. Dharia's existing employment agreement. The amendment, among other things, increased his annual base salary to $582 effective January 1, 2015 through the remainder of the term of the employment agreement, which ends on December 31, 2018. Pursuant to the amendment, on February 2, 2015, Mr. Dharia received a restricted stock award of 15,000 restricted shares of the Company's common stock, which vests in substantially equal annual installments over a five-year period commencing on February 2, 2016 through February 2, 2020. The agreement, as amended, provides for an annual bonus to Mr. Dharia at the discretion of the Board of Directors.

Amelia Newton Varela. On December 30, 2016, the Company entered into a new employment agreement with Amelia Newton Varela, the Company’s President and a member of the Board of Directors of the Company, to replace an existing employment agreement that expired on December 31, 2016. The agreement, which remains in effect through December 31, 2019, provides for an annual salary of $650 in 2018 and $670 in 2019. In addition, pursuant to her new employment agreement, on January 3, 2017, Ms. Varela was granted an option to purchase 100,000 shares of the Company's common stock at an exercise price of $35.75. The option, which was granted under the Company’s 2006 Stock Incentive Plan, as amended, vests in four equal annual installments on each anniversary of the date of grant, commencing on January 3, 2018. The agreement provides to Ms. Varela the opportunity for an annual performance-based bonus for the fiscal years ended December 31, 2017, 2018 and 2019.

Awadhesh Sinha. On December 30, 2016, the Company entered into a new employment agreement with Awadhesh Sinha, the Company's Chief Operating Officer, to replace an existing employment agreement that expired at the end of 2016. The new agreement, which remains in effect through December 31, 2019, provides for an annual salary of $702, and $723 for the years ended December 31, 2018, and 2019, respectively, and provides to Mr. Sinha the opportunity for annual cash and share based incentive bonuses. In addition, pursuant to his new employment agreement, on January 3, 2017, Mr. Sinha received a grant of 28,169 shares of the Company's common stock subject to certain restrictions. The restricted shares received by Mr. Sinha were issued under the Company's 2006 Stock Incentive Plan, as amended, and vest in equal annual installments over a three-year period on each of December 15, 2017, December 15, 2018, and December 15, 2019.

Karla Frieders. On April 11, 2017, the Company entered into a new employment agreement with Karla Frieders, the Company’s Chief Merchandising Officer, to replace an existing employment agreement which expired on February 28,
2017. The agreement, which remains in effect through April 30, 2020, provides to Ms. Frieders an annual salary of $550 for the period commencing on April 11, 2017 and ending on April 30, 2018; $570 for the period commencing on May 1, 2018 and ending on April 30, 2019; and $590 for the period commencing on May 1, 2019 and ending on April 30, 2020; and an annual performance-based bonus for the fiscal years ending December 31, 2017, 2018 and 2019 in an amount to be determined at the discretion of the Company. In addition, pursuant to her new employment agreement, on April 11, 2017, Ms. Frieders received a grant of 20,000 shares of the Company's common stock subject to certain restrictions. The restricted shares received by Ms. Frieders were issued under the Company's 2006 Stock Incentive Plan, as amended, and vest in equal annual installments over a five-year period commencing on April 1, 2018 and ending on April 1, 2022.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note N – Commitments, Contingencies and Other (continued)

Michael Paradise. On April 5, 2016, the Company entered into a new employment agreement with Michael Paradise, the Company's Executive Vice President - Legal Counsel. The agreement, which remains in effect through December 31, 2018, provides to Mr. Paradise an annual salary of $400 subject to periodic increases as determined by the Board of Directors, and an annual performance-based bonus for the fiscal years ending December 31, 2016, December 31, 2017 and December 31, 2018 in an amount to be determined at the discretion of the Company. The agreement also provides Mr. Paradise with a signing bonus in the amount of $250. In addition, pursuant to his employment agreement, on June
1, 2016, Mr. Paradise received a grant of 7,217 shares of the Company's common stock subject to certain restrictions. The restricted shares received by Mr. Paradise were issued under the Company's 2006 Stock Incentive Plan, as amended, and vest in equal annual installments over a four-year period commencing on June 1, 2017 and ending on June 1, 2020.

[3]    Letters of credit:

At December 31, 2017, the Company had no open letters of credit for the purchase of imported merchandise.

[4]    License agreements:

On January 30, 2017, the Company acquired all of the outstanding capital stock of Schwartz & Benjamin, which holds licenses to manufacture, market and sell footwear with the Kate Spade® and Avec Les Filles® trademarks.  The license agreements require Schwartz & Benjamin to pay the licensor a royalty equal to a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved. The license agreements extend through December 31, 2020.

In August 2017, the Company entered into a license agreement with Donna Karan Studio LLC for the right to manufacture, market and sell women's belts with the DKNY® and Donna Karan® brands. The agreement, unless extended, expires on December 31, 2020. The agreement requires that the Company pay the licensor a royalty equal to a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved.

On March 1, 2014, the Company entered into a license agreement with ABG Juicy Couture, LLC, under which the Company has the right to use the Juicy Couture® trademark in connection with the sale and marketing of women's footwear. The agreement requires the Company to pay the licensor a royalty equal to a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved. The agreement terminated on December 31, 2017.

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

Future minimum royalty payments are $4,078 for 2018, $10,060 for 2019 through 2020 and $2,000 for 2021 through 2022. Royalty expenses are included in the “cost of goods sold” section of the Company's Consolidated Statements of Income.

[5]    Concentrations:
The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company's marketable securities are principally held at three brokerage companies.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note N – Commitments, Contingencies and Other (continued)

During the year ended December 31, 2017, the Company did not purchase more than 10% of its merchandise from any single supplier. Total product purchases from China for the year ended December 31, 2017 were approximately 93%.

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

For the year ended December 31, 2017, Target Corporation represented 13.4% of total accounts receivable and Wal-Mart Stores, Inc. represented 14.6% of total accounts receivable. The Company did not have customers who accounted for more than 10% of total net sales or any other customers who accounted for more than 10% of total accounts receivable.

For the year ended December 31, 2016, Target Corporation represented 12.0% of net sales and 16.9% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total net sales or 10% of total accounts receivable.

For the year ended December 31, 2015, Target Corporation represented 12.2% of net sales and 16.7% of total accounts receivable. The Company did not have any customers who accounted for more than 10% of total net sales or 10% of total accounts receivable.

Purchases are made primarily in United States dollars.

[6]    Valuation and qualifying accounts:

The following is a summary of the allowance for chargebacks and doubtful accounts related to accounts receivable and the allowance for chargebacks related to the amount due from factor:

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2017
Allowance for doubtful accounts	$144	$15,070	$14,598	$616
Allowance for chargebacks	19,138	83,076	76,766	25,448
Returns	2,549	8,750	9,177	2,122
Year ended December 31, 2016
Allowance for doubtful accounts	200	5	61	144
Allowance for chargebacks	19,040	67,649	67,551	19,138
Returns*	4,822	5,169	7,442	2,549
Year ended December 31, 2015
Allowance for doubtful accounts	203	162	165	200
Allowance for chargebacks	18,199	76,085	75,244	19,040
Returns*	$5,160	$5,868	$6,206	$4,822

* The return reserve does not take into consideration the Company's ability to resell returned products.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note O – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and worldwide (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide (via our International business), from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from Albania, Austria, Belgium, Bulgaria, Canada, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Latvia, Lithuania, Luxembourg, Mexico, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, Switzerland, and Tunisia and, under special distribution arrangements in various other territories within Asia, Europe (excluding the aforementioned nations), the Middle East, India, South and Central America and New Zealand. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada and Mexico, our joint ventures in South Africa, China and Taiwan and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, jewelry, watches, sunglasses, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. We license the Stevies® trademark for use in connection with the manufacture, marketing and sale of outerwear exclusively to Target. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, fragrance and beauty, sleepwear, activewear, jewelry, watches, bedding, luggage, stationary, umbrellas, and household goods. The Licensing segment also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note O – Operating Segment Information (continued)

Year ended	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
December 31, 2017:
Net sales	$1,017,557	$256,295	$1,273,852	$272,246	$—	$—	$1,546,098
Gross profit	332,367	80,729	413,096	164,645	—	—	577,741
Commissions and licensing fees – net	—	—	—	—	5,159	9,100	14,259
Income from operations	133,014	23,637	156,651	(1,126)	5,159	9,100	169,784
Depreciation and amortization			11,287	9,645	457	—	21,389
Segment assets	$784,334	$138,720	923,054	122,111	11,996	—	1,057,161
Capital expenditures			$5,590	$9,185	$—	$—	$14,775
December 31, 2016:
Net sales	$881,864	$254,931	$1,136,795	$262,756	$—	$—	$1,399,551
Gross profit	279,835	84,422	364,257	157,726	—	—	521,983
Commissions and licensing fees – net	—	—	—	—	3,728	8,060	11,788
Income from operations	110,039	31,562	141,601	15,787	3,728	8,060	169,176
Depreciation and amortization			11,734	9,087	281	—	21,102
Segment assets	$648,738	$186,075	834,813	118,168	7,894	—	960,875
Capital expenditures			$5,990	$9,907	$—	$—	$15,897
December 31, 2015
Net sales	$898,363	$266,564	$1,164,927	$240,312	$—	$—	$1,405,239
Gross profit	265,822	88,361	354,183	146,309	—	—	500,492
Commissions and licensing fees – net	—	—	—	—	6,713	9,852	16,565
Income from operations	104,836	32,612	137,448	17,635	6,713	9,852	171,648
Depreciation and amortization			12,624	7,897	236	—	20,757
Segment assets	$604,015	$187,895	791,910	106,823	15,652	—	914,385
Capital expenditures			$7,237	$12,222	$—	$—	$19,459
Revenues by geographic area are as follows:

	Year Ended December 31,
	2017	2016	2015
Domestic (a)	$1,383,841	$1,258,973	$1,255,709
International	162,257	140,578	149,530
Total	$1,546,098	$1,399,551	$1,405,239
(a) Includes revenues of $329,107, $312,491 and $331,481 for the years ended 2017, 2016 and 2015 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our International subsidiary.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note P - Quarterly Results of Operations (unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and 2016:

	March 31,	June 30,	September 30,	December 31,
2017:
Net sales	$366,387	$374,148	$441,193	$364,370
Cost of sales	233,669	234,751	275,303	224,634
Gross profit	132,718	139,397	165,890	139,736
Commissions, royalty and licensing fee income - net	3,927	2,166	4,745	3,421
Net income attributable to Steven Madden, Ltd.	$20,158	$28,964	$44,229	$24,597
Net income per share:
Basic	$0.36	$0.53	$0.81	$0.45
Diluted	$0.35	$0.50	$0.77	$0.43
2016:
Net sales	$329,357	$325,402	$408,384	$336,408
Cost of sales	213,155	204,357	253,876	206,180
Gross profit	116,202	121,045	154,508	130,228
Commissions, royalty and licensing fee income - net	2,171	2,826	5,358	1,529
Net income attributable to Steven Madden, Ltd.	$23,659	$24,737	$43,767	$28,748
Net income per share:
Basic	$0.41	$0.43	$0.77	$0.51
Diluted	$0.39	$0.41	$0.74	$0.49

Note Q - Recent Accounting Pronouncements

Recently Adopted

In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2017-04 ("ASU 2017-04"), "Simplifying the Test for Goodwill Impairment." ASU 2017-04 changes the methodology of applying the quantitative approach during interim or annual impairment testing. The guidance is effective in fiscal years beginning after December 15, 2020 with early adoption permitted. The Company adopted the provisions of ASU 2017-04 in the second quarter of 2017; the adoption did not have a material impact on the Company's financial statements.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17 ("ASU 2015-17"), "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies current guidance and requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The Company adopted the provisions of ASU 2015-17 in the first quarter of 2017 under the retrospective approach and, as such, the Company reclassified $13,985 of deferred taxes from current to non-current on our balance sheet as of December 31, 2016.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note Q - Recent Accounting Pronouncements (continued)

Not Yet Adopted

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows for stranded tax effects in accumulated other comprehensive income resulting from the U.S. Tax Cuts and Jobs Act to be reclassified to retained earnings. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new standard and does not expect the new standard to have a material impact on the Company’s financial position or results of operations.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU 2016-02"), "Leases," which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases with terms longer than twelve months, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures and, although the analysis is not complete, it is expected to have a material impact on the consolidated financial statements.

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

In May 2014, the FASB issued new accounting guidance, Accounting Standards Update No. 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers," on revenue recognition. The new standard provides for a single five-step model to be applied to

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
($ in thousands, except share and per share data)

Note Q - Recent Accounting Pronouncements (continued)

all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and the Company plans to adopt the provisions of the new standard in the first quarter of 2018 using the cumulative effect adjustment approach. The Company is utilizing a comprehensive approach to assess the impact of the guidance on each of our operating segments' revenue streams, including assessment of our performance obligations, principal versus agent considerations and variable consideration. Additionally, the Company is evaluating the impact of the new guidance on disclosures, as well as the impact on controls to support the recognition. Based on the foregoing, at the current time the Company does not believe the adoption to have a material impact on its consolidated financial statements as the Company’s current revenue recognition policies are in-line with the principles of the new guidance.

Exhibit Index

2.1
Equity Purchase Agreement, dated January 30, 2017, among the Company, Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC, DANIELBARBARA Enterprises LLC, the Sellers party thereto, and Daniel Schwartz, as agent for the Sellers (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2017).

2.2
First Amendment to Equity Purchase Agreement, dated November 21, 2017, to Equity Purchase Agreement, dated January 30, 2017, among the Company, Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC, DANIELBARBARA Enterprises LLC, the Sellers party thereto, and Daniel Schwartz, as agent for the Sellers †

3.01
Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 8, 2013)

3.02	Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 28, 2008)
4.01
Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 8, 2013)

10.01
Third Amended and Restated Secured Promissory Note dated as of June 25, 2007 of Steven H. Madden to the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 9, 2012)

10.02
First Allonge to Third Amended and Restated Secured Promissory Note made as of April 8, 2016 between the Company and Steven H. Madden (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 6, 2016)

10.03
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

10.04
Amendment to Collection Agency Agreement dated February 16, 2010 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the SEC on March 12, 2010)

10.05
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.06
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.07
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.08
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.09
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.10
Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.11
Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.12
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2005)

10.13
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2009)

10.14
Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012)

10.15
Third Amendment dated April 8, 2016 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 6, 2016)

10.16
Employment Agreement dated January 1, 1998 between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000 filed with the SEC on March 30, 2001)#

10.17
Amendment No. 1 dated June 29, 2001 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed August 14, 2001)#

10.18
Amendment No. 2 dated October 30, 2002 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 filed with the SEC on November 14, 2002)#

10.19
Amendment No. 3 dated February 1, 2006 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2006)#

10.20
Amendment No. 4 dated October 7, 2009 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 13, 2009)#

10.21
Amendment No. 5 dated February 8, 2012 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)#

10.22
Amendment No. 6 dated February 2, 2015 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)#

10.23
Amendment No. 7 dated as of May 15, 2017 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2017)#

10.24
Employment Agreement dated December 30, 2016 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2017)#

10.25
First Amendment dated as of May 15, 2017 to Employment Agreement dated as of December 30, 2016 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2017)#

10.26
Employment Agreement dated December 30, 2016 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2017)#

10.27
First Amendment dated as of May 15, 2017 to Employment Agreement dated December 30, 2016 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2017)#

10.28
Employment Agreement dated April 11, 2017 between the Company and Karla Frieders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2017 filed with the SEC on May 9, 2017)#

10.29
Employment Agreement dated December 31, 2015 between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2016)#

10.30
First Amendment dated May 16, 2016 to Employment Agreement dated December 31, 2015 between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2016)#

10.31
Employment Agreement dated April 5, 2016 between the Company and Michael Paradise (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016 filed with the SEC on February 28, 2017)#

10.32
First Amendment dated as of May 15, 2017 to Employment Agreement dated April 5, 2016 between the Company and Michael Paradise (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2017)#

10.33
2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), amended by the Board of Directors of the Company on April 5, 2012 and approved and adopted by the Company's stockholders on May 25, 2012 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013)#

21.01	Subsidiaries of the Registrant†
23.01	Consent of EisnerAmper LLP†
24.01	Power of Attorney (included on signature page hereto)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
99.01	Press Release, dated February 27, 2018, issued by Steven Madden, Ltd.†
101
The following materials from Steven Madden, Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

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