Form 10-Q
period 2018-03-31
STEVEN MADDEN, LTD.
filed 2018-05-09
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
Yes  ☐   No ☒

As of May 9, 2018, the latest practicable date, there were 58,464,681 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
March 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2018	December 31, 2017	March 31, 2017
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,383	$181,214	$94,261
Accounts receivable, net of allowances of $884, $616 and $612	58,759	39,473	47,052
Factor accounts receivable	241,333	201,436	185,414
Inventories	94,367	110,324	96,973
Marketable securities – available for sale	54,669	64,027	45,682
Prepaid expenses and other current assets	23,466	19,538	22,623
Prepaid taxes	24,509	29,506	10,472
Total current assets	622,486	645,518	502,477
Note receivable – related party	2,199	2,289	2,555
Property and equipment, net	69,599	71,498	74,747
Deposits and other	2,233	2,121	4,753
Marketable securities – available for sale	20,507	29,523	53,298
Deferred taxes	6,370	6,370	1,813
Goodwill – net	149,331	148,538	152,449
Intangibles – net	149,208	151,304	151,878
Total Assets	$1,021,933	$1,057,161	$943,970
LIABILITIES
Current liabilities:
Accounts payable	$65,296	$66,955	$70,896
Accrued expenses	101,912	120,624	63,496
Income taxes payable	1,566	1,566	—
Contingent payment liability – current portion	—	7,000	8,780
Accrued incentive compensation	3,545	10,467	2,224
Total current liabilities	172,319	206,612	145,396
Contingent payment liability	3,000	3,000	23,050
Deferred rent	15,654	16,033	14,739
Deferred taxes	3,602	3,602	19,513
Other liabilities	19,136	18,982	2,450
Total Liabilities	213,711	248,229	205,148
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 87,507, 87,306 and 86,655 shares issued, 58,332, 58,698 and 59,736 shares outstanding	6	6	6
Additional paid-in capital	397,135	390,723	360,431
Retained earnings	1,152,616	1,135,701	1,037,911
Accumulated other comprehensive loss	(24,498)	(25,613)	(29,416)
Treasury stock – 29,175, 28,608 and 26,919 shares at cost	(723,673)	(697,996)	(631,745)
Total Steven Madden, Ltd. stockholders’ equity	801,586	802,821	737,187
Noncontrolling interest	6,636	6,111	1,635
Total stockholders’ equity	808,222	808,932	738,822
Total Liabilities and Stockholders’ Equity	$1,021,933	$1,057,161	$943,970

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$389,014	$366,387
Cost of sales	248,281	233,669
Gross profit	140,733	132,718

Commission and licensing fee income – net	3,659	3,927
Operating expenses	(107,835)	(105,865)
Income from operations	36,557	30,780
Interest and other income – net	597	684
Income before provision for income taxes	37,154	31,464
Provision for income taxes	7,956	10,942
Net income	29,198	20,522
Net income attributable to noncontrolling interest	525	364
Net income attributable to Steven Madden, Ltd.	$28,673	$20,158

Basic net income per share	$0.52	$0.36

Diluted net income per share	$0.50	$0.35

Basic weighted average common shares outstanding	54,728	55,828
Effect of dilutive securities – options/restricted stock	2,598	2,375
Diluted weighted average common shares outstanding	57,326	58,203

Cash dividends declared per common share	$0.20	$—

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended March 31, 2018
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$29,198
Other comprehensive income (loss):
Foreign currency translation adjustment	$387	$—	387
Gain on cash flow hedging derivatives	970	(233)	737
Unrealized (loss) on marketable securities	(11)	3	(8)
Total other comprehensive income	$1,346	$(230)	1,116

Comprehensive income			30,314
Comprehensive income attributable to noncontrolling interests			525
Comprehensive income attributable to Steven Madden, Ltd.			$29,789

	Three Months Ended March 31, 2017
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$20,522
Other comprehensive income (loss):
Foreign currency translation adjustment	$2,411	$—	2,411
(Loss) on cash flow hedging derivatives	(307)	66	(241)
Unrealized gain on marketable securities	260	(95)	165
Total other comprehensive income	$2,364	$(29)	2,335

Comprehensive income			22,857
Comprehensive income attributable to noncontrolling interests			364
Comprehensive income attributable to Steven Madden, Ltd.			$22,493

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$29,198	$20,522
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	4,893	5,176
Depreciation and amortization	5,541	5,221
Loss on disposal of fixed assets	129	930
Deferred taxes	—	(962)
Accrued interest on note receivable - related party	(12)	(14)
Deferred rent expense	(379)	161
Realized loss (gain) on sale of marketable securities	133	(20)
Changes in fair value on contingent liability	—	832
Bad debt expense from bankruptcy	—	7,500
Changes, net of acquisitions, in:
Accounts receivable	(19,286)	13,549
Factor accounts receivable	(39,897)	(41,246)
Notes receivable - related party	102	103
Inventories	15,957	35,549
Prepaid expenses, prepaid taxes, deposits and other	3,543	12,907
Accounts payable and accrued expenses	(20,371)	(45,777)
Accrued incentive compensation	(6,922)	(5,736)
Other liabilities	154	(182)
Net cash (used in) provided by operating activities	(27,217)	8,513

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(17,396)
Capital expenditures	(2,946)	(3,293)
Purchases of marketable securities	(18,203)	(5,301)
Maturity/sale of marketable securities	35,091	16,593
Net cash provided by (used in) investing activities	13,942	(9,397)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,519	1,812
Payment of contingent liability	(7,000)	—
Common stock purchased for treasury	(25,677)	(33,161)
Cash dividends paid on common stock	(11,758)	—
Net cash used in financing activities	(42,916)	(31,349)
Effect of exchange rate changes on cash and cash equivalents	360	379
Net (decrease) in cash and cash equivalents	(55,831)	(31,854)
Cash and cash equivalents – beginning of period	181,214	126,115
Cash and cash equivalents – end of period	$125,383	$94,261

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2018
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2018 presentation. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2017 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 1, 2018.
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

Note C – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of March 31, 2018 and 2017, no borrowings were outstanding and there were no open letters of credit. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations.
Note D – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to four years at the time of purchase. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three months ended March 31, 2018 and 2017, the amortization of bond premiums totaled $199 and $308, respectively. The value of these securities may fluctuate as a result of changes in market interest rates and credit risk. The schedule of maturities at March 31, 2018 and December 31, 2017 is as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2018
($ in thousands except share and per share data)

Note D – Marketable Securities (continued)

	Maturities as of March 31, 2018		Maturities as of December 31, 2017
	1 Year or Less	1 to 4 Years	1 Year or Less	1 to 4 Years
Corporate bonds	$13,077	$20,507	$11,979	$29,523
Certificates of deposit	41,592	—	52,048	—
Total	$54,669	$20,507	$64,027	$29,523
For the three months ended March 31, 2018, losses of $133 were reclassified from accumulated other comprehensive income and recognized in the income statement in interest and other income compared to gains of $26 and losses of $6 for the comparable period in 2017. For the three month period ended March 31, 2018, current marketable securities included unrealized losses of $82 and long-term marketable securities included unrealized losses of $118. For the comparable period in 2017, current marketable securities included unrealized gains of $1 and unrealized losses of $208 while long-term marketable securities included unrealized gains of $109 and unrealized losses of $45.
Note E – Fair Value Measurement
The accounting guidance under Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2018 and December 31, 2017 are as follows:

		March 31, 2018
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$50,496	$50,496	$—	$—
Current marketable securities – available for sale	54,669	54,669	—	—
Long-term marketable securities – available for sale	20,507	20,507	—	—
Forward contracts	201	—	201	—
Total assets	$125,873	$125,672	$201	$—
Liabilities:
Contingent consideration	$3,000	$—	$—	$3,000
Total liabilities	$3,000	$—	$—	$3,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2018
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

Our level 3 balance consists of contingent consideration related to an acquisition. The changes in our level 3 liabilities for the periods ended March 31, 2018 and December 31, 2017 are as follows:

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at March 31,
2018
Liabilities:
Contingent consideration	$10,000	(7,000)	—	—	$3,000

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at December 31,
2017
Liabilities:
Contingent consideration	$7,948	(7,359)	20,617	(11,206)	$10,000

The change in estimate of the contingent consideration as of December 31, 2017 of $11,206 has been reflected as a reduction in operating expenses on the Consolidated Statement of Income for the year ended December 31, 2017.

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows (see Note N). Fair value of these instruments is based on observable market transactions of spot and forward rates.

The Company has recorded a liability for potential contingent consideration in connection with the January 30, 2017 acquisition of all of the outstanding capital stock of Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC and DanielBarbara Enterprises LLC (collectively, "Schwartz & Benjamin"). Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, as amended, between the Company and the sellers of Schwartz & Benjamin, earn-out payments are based on the performance of certain specified license agreements. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of Schwartz & Benjamin during the earn-out period. An earn-out payment in the aggregate amount of $7,000 was paid to the sellers of Schwartz & Benjamin in the first quarter of 2018.

The Company recorded a liability for potential contingent consideration in connection with the December 30, 2014 acquisition of all of the outstanding capital stock of Trendy Imports S.A. de C.V., Comercial Diecisiette S.A. de C.V., and Maximus Designer

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2018
($ in thousands except share and per share data)

Note E – Fair Value Measurement (continued)

Shoes S.A. de C.V. (together "SM Mexico"). Pursuant to the terms of an earn-out agreement between the Company and the seller of SM Mexico, earn-out payments were due annually to the seller of SM Mexico based on the financial performance of SM Mexico for each of the twelve-month periods ending on December 31, 2015 and 2016, inclusive. The fair value of the contingent payments was estimated using the present value of management's projections of the financial results of SM Mexico during the earn-out period. The first earn-out payment of $3,482 for the period ended December 31, 2015 was paid to the seller of SM Mexico in the first quarter of 2016. The final earn-out payment of $4,618 for the period ended December 31, 2016 was paid to the seller of SM Mexico in 2017.

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
Note F – Revenue Recognition

Adoption of Accounting Standards Update, Topic 606, "Revenue from Contracts with Customers"

In May 2014, the Financial Accounting Standards Board (the "FASB") issued new accounting guidance ("Topic 606"), Accounting Standards Update No. 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers," on revenue recognition. The new standard is an update to Revenue Recognition Topic 605 and provides for a single five-step model to be applied to all revenue contracts with customers as well as requiring additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Effective January 1, 2018, the Company adopted the requirements of Topic 606 using the cumulative effect adjustment approach. The impacts to the financial statements of this adoption are primarily related to balance sheet classification, including amounts associated with the change in balance sheet classification of the sales returns reserves, with no significant impact to the income statement as the Company's existing revenue recognition policies are in line with Topic 606.

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue is recognized at a point in time when product is shipped to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration mainly includes markdown allowances, co-op advertising programs and product returns. The revenue recognition for the Company's segments are described below (see Note O for disaggregated revenue amounts by segment).

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2018
($ in thousands except share and per share data)

Note F – Revenue Recognition (continued)

A. Disaggregation of Revenue

Wholesale Sales Segment. The Company generates revenue through the design, sourcing and sale of branded footwear and accessories to both domestic and international customers who in-turn sell the products to the consumer. The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The Company's revenue associated with its branded footwear and accessories products is recognized at a point in time when product is shipped to the customer. The Company also generates revenue through the design, sourcing and sale of private-label footwear and accessories to both domestic and international customers who brand the products and sell them to the consumer. The Company's revenue associated with private label footwear and accessories products is recognized at a point in time when product is physically delivered to the customer's freight forwarder.

Retail Segment. The Company owns and operates approximately 201 retail stores throughout the United States, Canada, Mexico, South Africa, China and Taiwan, and six e-commerce sites. The Company generates revenue through the sale of branded footwear and accessories directly to the consumer. The Company's revenue associated with Retail sales is recognized at the time of the point of sale when the customer takes control of the goods and payment is received.

First Cost Segment. The Company earns commissions for serving as a buying agent for footwear products under private labels for many of the large mass-market merchandisers, shoe chains and other mid-tier retailers. As a buying agent, the Company utilizes its expertise and relationships with shoe manufacturers to facilitate the production of private label shoes to customer specifications. The Company’s commission revenue also includes fees charged for its design, product and development services provided to certain suppliers. The Company satisfies its performance obligation to its customers by performing the services in buyer agency agreements and thereby earning its commission fee at the point in time when the customer’s freight forwarder takes control of the goods. The Company satisfies its performance obligation with the suppliers and earns its design fee from the factory at the point in time when the customer’s freight forwarder takes control of the goods.

Licensing Segment. The Company licenses various trademarks it owns under licensing agreements for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, men’s leather accessories, women's and children's apparel, swimwear, stationary and household goods. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee, both of which are based on the higher of a minimum or a net sales percentage as defined in the various agreements. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and receivable on a quarterly basis. The Company recognizes licensing revenue over the period of time in which the license is provided to the benefit of the licensee.

B. Variable Consideration

Markdown Allowances

The Company provides markdown allowances to its retailer customers, which are recorded as a reduction of revenue in the period in which the branded footwear and accessories revenues are recognized. The Company estimates its markdown allowances by reviewing several performance indicators, including retailers' inventory levels, sell-through rates and gross margin levels.

Co-op Advertising Programs

Under co-op advertising programs, the Company agrees to reimburse the retailer for a portion of the costs incurred by the retailer to advertise and promote certain of the Company's products. The Company estimates the costs of co-op advertising programs based on the terms of the agreements with its retailer customers.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2018
($ in thousands except share and per share data)

Note F – Revenue Recognition (continued)

Rights of Return

The Company’s Retail segment does accept returns within 30 days from the date of sale for unworn merchandise which the Company is able to re-sell through the channel. The Company does not accept returns as a normal business practice from its branded and private label wholesale customers except for our cold weather accessories business and our Blondo and Kate Spade product lines. The Company estimates returns based on historical experience and current market conditions. Such amounts have historically not been material.
Note G – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase, most recently on July 28, 2017 when the Board of Directors approved the extension of the Share Repurchase Program for an additional $200,000 in repurchases of the Company's common stock. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended March 31, 2018, an aggregate of 529,780 shares of the Company's common stock were repurchased under the Share Repurchase Program, at an average price per share of $45.32, for an aggregate purchase price of approximately $24,008. As of March 31, 2018, approximately $156,854 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. During the three months ended March 31, 2018, an aggregate of 36,736 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, at an average price per share of $45.42, for an aggregate purchase price of approximately $1,669.

Note H – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 3,914,000 shares for the three months ended March 31, 2018, compared to 4,224,000 shares for the three months ended March 31, 2017. Diluted net income per share reflects:
(a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2018, options to purchase approximately 21,000 shares of common stock have been excluded from the calculation of diluted net income per share as compared to 304,000 shares that were excluded for the three months ended March 31, 2017, as the result would have been antidilutive. For the three months ended March 31, 2018 and 2017, all unvested restricted stock awards were dilutive.

Note I – Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2018 and 2017, respectively, is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2018 and 2017:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2018
($ in thousands except share and per share data)

Note I – Income Taxes (continued)

	Three months ended March 31,
	2018	2017
Income before provision for income taxes	$37,154	$31,464
Provision for income taxes	$7,956	$10,942
Effective tax rate	21.4%	34.8%

The difference between the Company’s effective tax rates for the three months ended March 31, 2018 and 2017, and the U.S. statutory tax rates of 21% and 35%, respectively, are primarily due to the impact of the Tax Cuts and Jobs Act (the "Tax Cuts Act"). The effective tax rate may vary significantly due to fluctuations in the amount and source, including both foreign and domestic, of pretax income and changes in amounts of non-deductible expenses and other items that could impact the effective tax rate.

Provisional amounts in effective rate

The Tax Cuts Act, which was enacted on December 22, 2017, reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We are applying the guidance in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the Tax Cuts Act. At March 31, 2018, we have not completed our accounting for all of the tax effects of the Tax Cuts Act. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the Tax Cuts Act. These changes could be material to income tax expense.

Foreign tax effects

Transition Tax

The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") which we had deferred from US income taxes under previous U.S. law. We originally recorded a provisional amount for our one-time transition tax liability attributable to our foreign subsidiaries, resulting in a transition tax liability of $21,994 recorded at December 31, 2017. At this time, we are further analyzing the current estimate of our transition tax calculation to finalize it no later than the fourth quarter of 2018. As of March 31, 2018, the Company continues to have provisional amounts recorded for the one-time transition tax liability. As we continue to refine our E&P analysis, we will refine our calculations of the one-time transition tax, which could affect the measurement of this liability. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2018
($ in thousands except share and per share data)

Note J – Equity-Based Compensation (continued)

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(22,311,000)
Common stock available for grant of stock-based awards as of March 31, 2018	1,155,000

Total equity-based compensation for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Restricted stock	$3,926	$4,214
Stock options	967	962
Total	$4,893	$5,176

Equity-based compensation is included in operating expenses on the Company’s condensed consolidated statements of income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Proceeds from stock options exercised	$1,519	$1,812
Intrinsic value of stock options exercised	$576	$1,011

During the three months ended March 31, 2018, options to purchase approximately 324,352 shares of common stock with a weighted average exercise price of $36.60 vested. During the three months ended March 31, 2017, options to purchase approximately 231,837 shares of common stock with a weighted average exercise price of $32.65 vested. As of March 31, 2018, there were unvested options relating to 1,114,716 shares of common stock outstanding with a total of $9,588 of unrecognized compensation cost and an average vesting period of 3.2 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2018 and 2017:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2018
($ in thousands except share and per share data)

Note J – Equity-Based Compensation (continued)

	2018	2017
Volatility	26.0% to 26.3%	23.2% to 26.4%
Risk free interest rate	2.13% to 2.53%	1.48% to 1.99%
Expected life in years	3.8 to 4.4	3.4 to 5.0
Dividend yield	1.75%	0.00%
Weighted average fair value	$9.22	$8.97

Activity relating to stock options granted under the Company’s plans and outside the plans during the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,899,000	$35.80
Granted	210,000	44.30
Exercised	(47,000)	32.43
Forfeited	(14,000)	33.72
Outstanding at March 31, 2018	2,048,000	$36.77	4.9 years	$14,606
Exercisable at March 31, 2018	933,000	$34.75	3.6 years	$8,534

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2018 and 2017:

	2018		2017
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1,	3,916,000	$26.05	4,191,000	$25.93
Granted	160,000	45.37	166,000	36.61
Vested	(120,000)	34.52	(125,000)	33.15
Forfeited	(6,000)	37.65	(3,000)	34.77
Non-vested at March 31,	3,950,000	$26.56	4,229,000	$26.13

As of March 31, 2018, the Company had $66,243 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 5.2 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2018
($ in thousands except share and per share data)

Note J – Equity-Based Compensation (continued)

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment of Mr. Madden’s existing employment agreement, pursuant to which, on February 8, 2012, Mr. Madden was granted 1,463,057 restricted shares of the Company’s common stock at the then market price of $27.34, which vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. On June 30, 2012, Mr. Madden exercised his right under his employment agreement to receive an additional restricted stock award, and, on July 3, 2012, he was granted 1,893,342 restricted shares of the Company's common stock at the then market price of $21.13, which vest in the same manner as the aforementioned grant. On August 8, 2016, pursuant to the employment agreement, Mr. Madden was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of $34.42 per share, which option was fully exercisable by November 8, 2017. On July 20, 2017, pursuant to his employment agreement, Mr. Madden was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of $40.15 per share, which option is exercisable in equal quarterly installments commencing on October 20, 2017. On March 1, 2017, pursuant to his employment agreement, Mr. Madden was granted an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $37.35 per share, which option is exercisable in equal annual installments over a five-year period commencing on the first anniversary of the grant date. As of March 31, 2018, 600,000 shares remain unvested.

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

Schwartz & Benjamin

In January 2017, the Company acquired all of the outstanding capital stock of each of Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC and DanielBarbara Enterprises LLC (collectively, "Schwartz & Benjamin"). Founded in 1923, Schwartz & Benjamin specializes in the design, sourcing and sale of licensed and private label footwear and distributes its fashion footwear to wholesale customers, including department stores and specialty boutiques, as well as the retail stores of its brand partners. The total purchase price for the acquisition was approximately $37,112, which included a cash payment at closing of $17,396 less a working capital adjustment of $901, plus potential earn-out payments based on the achievement of certain earnings targets for each of the twelve month periods ending on January 31, 2018 through 2023, inclusive. The fair value of the contingent payments was estimated using the present value of the payments based on management's projections of the financial results of Schwartz & Benjamin during the earn-out period and was finalized at $20,617. On November 27, 2017, the Company entered into an amendment to the equity purchase agreement with the sellers of Schwartz & Benjamin to change the manner of calculating the earn-out and to provide for payments based on the performance of certain specified license agreements. In connection with this

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2018
($ in thousands except share and per share data)

Note K – Acquisitions (continued)

amendment, the Company reduced the earn-out liability from $20,617 to $10,000 and recorded a credit to operating expenses in the amount of $10,617 for the year ended December 31, 2017.

The transaction was accounted for using the acquisition method required by GAAP. Accordingly, the assets and liabilities of Schwartz & Benjamin were recorded at their fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The purchase price was allocated as follows:

Inventory	$11,635
Accounts receivable	10,836
Trademarks	4,630
Customer relations	5,210
Fixed assets	3,281
Prepaids and other assets	2,063
Accounts payable	(7,756)
Accrued expenses	(4,669)
Total fair value excluding goodwill	25,230
Goodwill	11,882

Net assets acquired	$37,112

Contingent consideration classified as a liability will be remeasured at fair value at each reporting date, until the contingency is resolved, with changes recognized in earnings. The goodwill related to this transaction is deductible for tax purposes over 15 years.

Note L – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of March 31, 2018:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2018	$84,862	$49,324	$14,352	$148,538
Translation and other	414	—	379	793
Balance at March 31, 2018	$85,276	$49,324	$14,731	$149,331
The following table details identifiable intangible assets as of March 31, 2018:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2018
($ in thousands except share and per share data)

Note L – Goodwill and Intangible Assets (continued)

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$9,220	$5,231	$—	$3,989
Customer relationships	10 years	47,019	24,922	—	22,097
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,402	—	38
Re-acquired right	2 years	4,200	4,200	—	—
Other	3 years	14	14	—	—
		68,493	42,369	—	26,124
Re-acquired right	indefinite	35,200	8,404	—	26,796
Trademarks	indefinite	100,333	—	4,045	96,288
		$204,026	$50,773	$4,045	$149,208

(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

(2) An impairment charge of $3,045 was recorded in the first quarter of 2015, and a final impairment charge of $1,000 was recorded in the fourth quarter of 2017 related to the Company's Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows from a significant customer.

The estimated future amortization expense of purchased intangibles as of March 31, 2018 is as follows:

2018 (remaining nine months)	$3,448
2019	4,523
2020	3,702
2021	2,084
2022	1,555
Thereafter	10,812
$26,124

Note M – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of March 31, 2018, the fair value of the Company's foreign currency derivatives, which is included on the condensed consolidated balance sheets in other assets, is $201. As of March 31, 2018, $107 of gains related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of March 31, 2017, $51 of losses related to cash flow hedges were recorded in accumulated other comprehensive loss, net of taxes. As of March 31, 2018, the Company's hedging activities was considered effective and, thus, no ineffectiveness from hedging activities were recognized in the condensed consolidated statements of income. For the three months ended March 31, 2018, gains of $3 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales, as compared to losses of $6 for the three months ended March 31, 2017.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2018
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

Note O – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and internationally (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide (via our International business), from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from territories within Asia, Albania, Austria, Belgium, Bulgaria, Canada, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Lithuania, Latvia, Luxembourg, Mexico, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, Switzerland, and Tunisia and, under special distribution arrangements, in various other territories within Australia, the Middle East, India, South and Central America and New Zealand. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada and Mexico, our joint ventures in South Africa, China and Taiwan and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationery, umbrellas, and household goods. The Licensing segment also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children’s outerwear and swimwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2018
($ in thousands except share and per share data)

Note O – Operating Segment Information (continued)

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
March 31, 2018
Net sales to external customers	$275,056	$56,099	$331,155	$57,859	$—	$—	$389,014
Gross profit	90,288	17,615	107,903	32,830	—	—	140,733
Commissions and licensing fees – net	—	—	—	—	868	2,791	3,659
Income (loss) from operations	38,378	2,409	40,787	(7,889)	868	2,791	36,557
Segment assets	$827,539	$51,945	879,484	118,846	23,603	—	1,021,933
Capital expenditures			$1,526	$1,420	$—	$—	$2,946
March 31, 2017
Net sales to external customers	$261,149	$51,952	$313,101	$53,286	$—	$—	$366,387
Gross profit	85,318	16,113	101,431	31,287	—	—	132,718
Commissions and licensing fees – net	—	—	—	—	1,533	2,394	3,927
Income (loss) from operations	30,725	2,370	33,095	(6,242)	1,533	2,394	30,780
Segment assets	$764,386	$59,019	823,405	109,955	10,610	—	943,970
Capital expenditures			$1,391	$1,902	$—	$—	$3,293

Revenues by geographic area for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Domestic (a)	$341,568	$331,395
International	47,446	34,992
Total	$389,014	$366,387
(a) Includes revenues of $97,033 and $87,669 for the three months ended March 31, 2018 and 2017, respectively, related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our international business.

Note P – Recent Accounting Pronouncements

Recently Adopted

In May 2014, the FASB issued new accounting guidance ("Topic 606"), Accounting Standards Update No. 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers," on revenue recognition. The new standard is an update to Revenue Recognition Topic 605 and provides for a single five-step model to be applied to all revenue contracts with customers as well as requiring additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Effective January 1, 2018, the Company adopted the requirements of Topic 606 using the cumulative effect adjustment approach. The impacts to the financial statements of this adoption are primarily related to balance sheet classification, including amounts associated with the change in balance sheet classification of the sales returns reserves, with no impact to the income statement as the Company's existing revenue recognition policies are in line with Topic 606.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2018
($ in thousands except share and per share data)

Note P – Recent Accounting Pronouncements (continued)

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

In January 2016, the FASB issued Accounting Standards Update 2016-01 ("ASU 2016-01"), "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities."  ASU 2016-01 generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. The Company adopted the provisions of ASU 2016-01 in the first quarter of 2018 and the adoption did not have a material impact on the Company's financial statements as the Company does not carry investments in equity securities.

In August 2016, the FASB issued Accounting Standards Update 2016-15 ("ASU 2016-15"), "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. The main provisions are related to certain types of debt, contingent consideration, insurance proceeds and equity method investee distributions. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company adopted the provisions of ASU 2016-15 in the first quarter of 2018. The adoption did not have a material impact on the Company's financial statements as the Company's current financial statements are in line with the provision.

Not Yet Adopted

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 ("ASU 2018-02"), "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows for stranded tax effects in accumulated other comprehensive income resulting from the U.S. Tax Cuts and Jobs Act to be reclassified to retained earnings. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new standard and does not expect the new standard to have a material impact on the Company’s financial position or results of operations.

In August 2017, the FASB issued Accounting Standards Update 2017-12 ("ASU 2017-12"), "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 changes the recognition and presentation requirements of hedge accounting. The guidance provides new alternatives for applying hedge accounting to additional hedging strategies and measuring the hedged item in fair value hedges of interest rate risk, as well as applies new alternatives for reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method, and reducing the risk of material error correction if a company applies the shortcut method inappropriately. The guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018 and early adoption is permitted any time after the issuance of ASU 2017-12, including in an interim period. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU 2016-02"), "Leases," which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU
2016-02, lessees will be required to recognize for all leases with terms longer than twelve months, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2018
($ in thousands except share and per share data)

Note P – Recent Accounting Pronouncements (continued)

basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures and, although the analysis is not complete, it is currently expected to have a material impact on its financial statements and related disclosures.

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
This Quarterly Report contains certain “forward-looking statements” as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, forward-looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2017. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”, "we", "our", "us", as applicable) design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell brand and private label fashion handbags and accessories. We market and sell our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers, and catalog retailers throughout the United States, Canada, Mexico, and certain European nations, including Albania, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Latvia, Lithuania, Luxembourg, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden and Switzerland, and Tunisia. In addition, our products are marketed through our retail stores and our e-commerce websites within the United States, Canada and Mexico, our joint ventures in South Africa, China and Taiwan, and under special distribution arrangements in Asia, Europe (excluding the aforementioned nations), India, the Middle East, South and Central America and New Zealand. Our product line includes a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

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

Non-GAAP Measures

The Company’s reported results are presented in accordance with generally accepted accounting principles in the United States ("GAAP"). The Company uses adjusted earnings before interest and taxes ("Adjusted EBIT") and adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), as calculated in the table below, as non-GAAP measures, in internal management reporting and planning processes as well as in evaluating the performance of the Company. Management believes these measures are useful to investors in evaluating the Company’s ongoing operating and financial results. By providing these non-GAAP measures, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. The non-GAAP financial measures are limited in their usefulness and should be considered in addition to, and not in lieu of, U.S. GAAP financial measures. Further, these non-GAAP measures may be unique to the Company, as they may be different from non-GAAP measures used by other companies.

The table below reconciles these metrics to net income as presented in the condensed consolidated statements of income.

	Year-To-Date Period Ended ($ in thousands)
	March 31, 2018	December 31, 2017	March 31, 2017
Net Income	$29,198	$119,138	$20,522
Add back:
Provision for income taxes	7,956	53,189	10,942
Provision for legal charges	2,837	6,713	—
Provision for early lease termination charges (benefit)	—	5,123	—
Schwartz & Benjamin amendment to the equity purchase agreement	—	(10,215)	—
Bad debt expense related to the Payless ShoeSource bankruptcy	—	5,470	7,500
Schwartz & Benjamin acquisition integration charges	250	3,639	—
Charges related to preferred interest investment	—	2,700	—
Impairment of Wild Pair trademark	—	1,000	—
Schwartz & Benjamin acquisition inventory fair value adjustment	—	591	1,240
Deduct:
Other Income (expense) - net*	(198)	(5)	19
Interest, net	795	2,548	665
Adjusted EBIT	39,644	184,805	39,520
Add back:
Depreciation and amortization	5,342	20,406	4,913
Loss on disposal of fixed assets	129	1,455	930
Adjusted EBITDA	$45,115	$206,666	$45,363
(*) Consists of realized (losses) gains on marketable securities and foreign exchange (losses) gains.

Executive Summary

Net sales for the quarter ended March 31, 2018 increased 6.2% to $389,014 from $366,387 in the same period of last year. Net income attributable to Steven Madden, Ltd. increased 42.2% to $28,673 in the first quarter of 2018 compared to $20,158 in the same period of last year. The effective tax rate for the first quarter of 2018 decreased to 21.4% compared to 34.8% in the first quarter of last year primarily due to the impact of the Tax Cuts and Jobs Act. Diluted earnings per share increased to $0.50 per share on 57,326 diluted weighted average shares outstanding compared to $0.35 per share on 58,203 diluted weighted average shares outstanding in the first quarter of last year.
Our inventory turnover (calculated on a trailing twelve-month average) for the quarters ended March 31, 2018 and 2017 was 8.7 times and 8.1 times, respectively. Our total company accounts receivable average collection increased to 65 days in the first quarter of 2018 compared to 56 days in the first quarter of 2017 primarily due to changes in payment terms with certain customers. As of March 31, 2018, we had $200,559 in cash, cash equivalents and marketable securities, no long-term debt and total stockholders’ equity of $808,222. Working capital increased to $450,167 as of March 31, 2018, compared to $357,081 on March 31, 2017.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended March 31,
($ in thousands)

	2018		2017
CONSOLIDATED:
Net sales	$389,014	100.0%	$366,387	100.0%
Cost of sales	248,281	63.8%	233,669	63.8%
Gross profit	140,733	36.2%	132,718	36.2%
Commission and licensing fee income – net of expenses	3,659	0.9%	3,927	1.1%
Operating expenses	107,835	27.7%	105,865	28.9%
Income from operations	36,557	9.4%	30,780	8.4%
Interest and other income (expense) – net	597	0.2%	684	0.2%
Income before income taxes	37,154	9.6%	31,464	8.6%
Net income attributable to Steven Madden, Ltd.	28,673	7.4%	20,158	5.5%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$275,056	100.0%	$261,149	100.0%
Cost of sales	184,768	67.2%	175,831	67.3%
Gross profit	90,288	32.8%	85,318	32.7%
Operating expenses	51,910	18.9%	54,593	20.9%
Income from operations	38,378	14.0%	30,725	11.8%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$56,099	100.0%	$51,952	100.0%
Cost of sales	38,484	68.6%	35,839	69.0%
Gross profit	17,615	31.4%	16,113	31.0%
Operating expenses	15,206	27.1%	13,743	26.5%
Income from operations	2,409	4.3%	2,370	4.6%

RETAIL SEGMENT:
Net sales	$57,859	100.0%	$53,286	100.0%
Cost of sales	25,029	43.3%	21,999	41.3%
Gross profit	32,830	56.7%	31,287	58.7%
Operating expenses	40,719	70.4%	37,529	70.4%
Loss from operations	(7,889)	(13.6)%	(6,242)	(11.7)%
Number of stores	207		190

FIRST COST SEGMENT:
Other commission income – net of expenses	$868	100.0%	$1,533	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$2,791	100.0%	$2,394	100.0%

In February 2018, the Board of Directors of the Company approved the initiation of the Company's quarterly cash dividend. The quarterly cash dividend of $0.20 per share on the Company's outstanding shares of common stock was paid on March 29, 2018, to stockholders of record as of the close of business on March 12, 2018. The aggregate cash dividends paid for the quarter ended March 31, 2018 was $11,758.

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Consolidated:
Net sales for the three months ended March 31, 2018 increased 6.2% to $389,014 compared to $366,387 in the same period of last year, primarily due to the strong growth of our core Steve Madden brand in international markets, as well as an increase in our private label footwear business. Gross margin remained flat at 36.2% compared to the prior year period. Gross margin in the first quarter of the prior year included a non-cash expense of $1,240 associated with the purchase accounting fair value adjustment of inventory acquired in the Schwartz & Benjamin acquisition. Excluding the non-cash expense in the prior year period, gross margin decreased by 0.4% primarily due to strong growth in our private label business, which carries a lower gross margin. Operating expenses increased in the first quarter of this year to $107,835 from $105,865 in the first quarter of last year primarily due to the net addition of 17 new stores for the period ended March 31, 2018 compared to the same period last year. In the first quarter of 2018, operating expenses included a charge of $2,837 in connection with a provision for legal charges, as well as $250 related to the integration of the Schwartz & Benjamin acquisition and related restructuring. Operating expenses for the same period last year included a one-time charge of $7,500 related to bad debt expense in connection with the Payless ShoeSource bankruptcy filing in April 2017. Excluding these charges, operating expense as a percentage of sales was 26.9% for the first quarter of 2018 compared to 26.8% in the first quarter of 2017. Commission and licensing fee income for the first quarter of 2018 decreased to $3,659 compared to $3,927 achieved in the first quarter of 2017. The effective tax rate for the first quarter of 2018 decreased to 21.4% compared to 34.8% in the first quarter of last year. The decrease is primarily due to the impact of the Tax Cuts and Jobs Act. Net income attributable to Steven Madden, Ltd. for the first quarter of 2018 increased to $28,673 compared to net income for the first quarter of 2017 of $20,158. Excluding the one-time expenses mentioned above, net income attributable to Steven Madden, Ltd. for the first quarter of 2018 increased to $30,996 as compared to $27,508 for the same period last year.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $275,056, or 70.7%, and $261,149, or 71.3%, of our total net sales for the first quarter of each of 2018 and 2017, respectively. The increase in net sales is primarily related to strong growth in the Steve Madden brand in international markets, as well as our private label business.

Gross margin in the Wholesale Footwear segment was 32.8% for the first quarter of 2018 compared to 32.7% for the first quarter of 2017. Gross margin in the prior period included a non-cash expense of $1,240 associated with the purchase accounting fair value adjustment of inventory acquired in the Schwartz & Benjamin acquisition. Excluding the prior period non-cash expense, gross margin decreased 0.3%, primarily due to strong growth in our private label business, which carries a lower gross margin. Operating expenses decreased to $51,910 in the first quarter of 2018 from $54,593 in the same period of last year. In the first quarter of 2018, operating expenses included a charge of $2,837 in connection with a provision for legal charges, as well as $250 related to the integration of the Schwartz & Benjamin acquisition and related restructuring. Operating expenses for the same period last year included a one-time charge of $7,500 related to bad debt expense in connection with the Payless ShoeSource bankruptcy filing in April 2017. Excluding these charges, operating expense as a percentage of sales decreased to 17.8% in the first quarter of 2018 compared to 18.0% in the same period of 2017.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $56,099, or 14.4%, and $51,952, or 14.2%, of total net sales for the Company in the first quarter of each of 2018 and 2017, respectively. The increase in net sales is attributable to growth in our handbag business, primarily Steve Madden and private label handbags.

Gross profit margin in the Wholesale Accessories segment increased to 31.4% in the first quarter of this year from 31.0% in the same period in 2017, primarily due to a decrease in markdown allowance in our Cejon business. In the first quarter of 2018, operating expenses increased to $15,206 compared to $13,743 in the same period of last year. As a percentage of net sales, operating expenses increased to 27.1% in the first quarter of 2018 compared to 26.5% in the same period of 2017, primarily due to an increase in warehouse expense. Income from operations for the Wholesale Accessories segment increased 1.6% to $2,409 for the first quarter of 2018 compared to $2,370 for the same period of last year.

Retail Segment:
In the first quarter of 2018, net sales from the Retail segment accounted for $57,859, or 14.9%, of our total net sales compared to $53,286, or 14.5%, of our total net sales in the same period last year, which represents a $4,573, or 8.6%, increase. The increase in net sales is primarily due to the net addition of 17 new stores from the prior year period. We added 23 new stores and closed six stores during the twelve months ended March 31, 2018. As a result, we had 207 retail stores as of March 31, 2018 compared to 190 stores as of March 31, 2017. The 207 stores currently in operation include 139 Steve Madden® stores, 59 Steve Madden® outlet stores, two Steven® stores, one Superga® store and six e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first quarter of 2018 and 2017) decreased 1.2% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the first quarter of 2018, gross margin decreased to 56.7% from 58.7% in the same period of 2017 primarily due to deep discounting on slow-moving product in the boot category. In the first quarter of 2018, operating expenses increased to $40,719, or 70.4% of net sales, compared to $37,529, or 70.4% of net sales, in the first quarter of last year. Losses from operations for the Retail segment were $7,889 in the first quarter of this year compared to losses of $6,242 in the same period of last year.

First Cost Segment:
The First Cost segment, which includes net commission income and fees, decreased to $868 for the first quarter of 2018 compared to $1,533 for the comparable period of 2017 primarily due to a decrease in commission income with certain key customers.

Licensing Segment:
Net licensing income increased to $2,791 for the first quarter of 2018 compared to $2,394 for the comparable period of 2017.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Our primary source of liquidity is cash flows generated from our operations. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements, retail store expansion and remodeling and payment of dividends.
Cash, cash equivalents and short-term investments totaled $180,052 and $245,241 at March 31, 2018 and December 31, 2017, respectively. Of the total cash, cash equivalents and short-term investments at March 31, 2018, $134,925, or approximately 75%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2017, $135,884, or approximately 55%, was held in our foreign subsidiaries.
As of March 31, 2018, the Company has recorded $21,994 related to the one-time transition tax and related withholding tax expense on the deemed repatriation of cumulative foreign earnings under the Tax Cuts and Jobs Act, of which $1,566 is expected to be paid in the second quarter of 2018. The remaining portion of the tax will be paid over an eight-year period beginning in 2019 and will not accrue interest.
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by the Company or Rosenthal at any time with 60 days’ prior written notice. As of March 31, 2018 we had no borrowings against this credit facility.
As of March 31, 2018, we had working capital of $450,167, cash and cash equivalents of $125,383 and investments in marketable securities of $75,176.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.

OPERATING ACTIVITIES
($ in thousands)
Cash used in operations was $27,217 for the three months ended March 31, 2018 compared to cash provided by operations of $8,513 in the same period of last year. The primary sources of cash were net income of $29,198, as well as decreases in inventories. These cash sources were offset by uses of cash related to increases in both non-factor and factor accounts receivable and a decrease in accounts payable and accrued expenses.
INVESTING ACTIVITIES
($ in thousands)

During the three months ended March 31, 2018, we invested $18,203 in marketable securities and received $35,091 from the maturities and sales of marketable securities. We also made capital expenditures of $2,946, principally for improvements to existing stores, systems enhancements, new stores and leasehold improvements to office space.
FINANCING ACTIVITIES
($ in thousands)
During the three months ended March 31, 2018, net cash used in financing activities was $42,916, which consisted of share repurchases of $25,677, cash dividends paid of $11,758 and a contingent liability payment of $7,000 related to our Schwartz & Benjamin acquisition. These payments were partially offset by proceeds from the exercise of stock options of $1,519.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of March 31, 2018 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2018	2019-2020	2021-2022	2023 and after
Operating lease obligations	$241,830	$34,667	$78,410	$59,692	$69,061
Purchase obligations	228,542	228,542	—	—	—
Contingent payment liabilities	3,000	—	3,000	—	—
Other long-term liabilities (future minimum royalty payments)	62,091	10,207	31,759	16,500	3,625
Total	$535,463	$273,416	$113,169	$76,192	$72,686
At March 31, 2018, we had no open letters of credit for the purchase of inventory.
Virtually all of our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a small and growing percentage located in Italy and smaller volumes in Brazil, Mexico, India, Vietnam, The Netherlands, The Dominican Republic and South Korea. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.
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
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $2,853 in the remainder of 2018, $2,590 in 2019 and $790 in 2020. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.

In connection with our acquisition of Schwartz & Benjamin on January 30, 2017, we are subject to a potential payment of $3,000 to the sellers of Schwartz & Benjamin contingent upon renewal of certain specified license agreements.
DIVIDENDS
In February 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.20 per share on the Company’s outstanding shares of common stock. The dividend was paid on March 29, 2018, to stockholders of record as of the close of business on March 12, 2018. The total cash dividends paid for the three months ended March 31, 2018 was $11,758.
In April 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.20 per share on the Company’s outstanding shares of common stock. The dividend is payable on June 29, 2018 to stockholders of record as of the close of business on June 12, 2018.
Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended March 31, 2018. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
Apart from the adoption of ASU 2014-09 (see Note F to the Condensed Consolidated Financial Statements included in this Quarterly Report), there have been no material changes to our critical accounting policies and the use of estimates from these disclosures reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018.

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
As of March 31, 2018, we held marketable securities valued at $75,176, which consist primarily of certificates of deposit and corporate bonds. The values of these securities may fluctuate as a result of changes in equity values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
In the first quarter of 2018, the Company entered into forward foreign exchange contracts. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rate to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of March 31, 2018. As of March 31, 2018, a 10% appreciation or depreciation of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $20.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company has been named as a defendant in certain lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the Company's financial position or results of operations or cash flows. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended March 31, 2018, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note G to the Condensed Consolidated Financial Statements. During the three months ended March 31, 2018, there were no sales by the Company of unregistered shares of the Company's common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2018 - 1/31/2018	—	$—	—	$180,861
2/1/2018 - 2/28/2018	—	$—	—	$180,861
3/1/2018 - 3/31/2018	566,516	$45.32	529,780	$156,854
Total	566,516	$45.32	529,780	$156,854

(1) The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy all or part of the withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2018 in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, in addition to the shares repurchased pursuant to the Share Repurchase Program. Of the total number of shares repurchased by the Company in the first quarter of 2018, 36,736 shares were withheld at an average price per share of $45.42, for an aggregate purchase price of approximately $1,669, in connection with the settlement of vested restricted stock to satisfy tax withholding requirements.

ITEM 6. EXHIBITS

10.1
Amendment No. 8 to Employment Agreement, dated as of April 20, 2018, between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 26, 2018)#

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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

DATE: May 9, 2018

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

Exhibit Index

10.1
Amendment No. 8 to Employment Agreement, dated as of April 20, 2018, between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 26, 2018)#

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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