Form 10-Q
period 2018-06-30
STEVEN MADDEN, LTD.
filed 2018-08-08
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
Yes  ☐   No ☒

As of August 7, 2018, the latest practicable date, there were 58,500,475 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
FORM 10-Q
QUARTERLY REPORT
June 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2018	December 31, 2017	June 30, 2017
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190,985	$181,214	$99,411
Accounts receivable, net of allowances of $1,292, $1,973, and $1,814	39,510	39,473	41,477
Factor accounts receivable	245,808	201,436	213,783
Inventories	133,627	110,324	121,213
Marketable securities – available for sale	64,327	64,027	57,324
Prepaid expenses and other current assets	24,483	19,538	28,597
Prepaid taxes	13,289	29,506	20,613
Total current assets	712,029	645,518	582,418
Note receivable – related party	2,108	2,289	2,466
Property and equipment, net	67,378	71,498	74,129
Deposits and other	2,211	2,121	4,812
Marketable securities – available for sale	2,122	29,523	41,871
Deferred taxes	6,340	6,370	1,813
Goodwill – net	148,142	148,538	153,651
Intangibles – net	147,312	151,304	151,504
Total Assets	$1,087,642	$1,057,161	$1,012,664
LIABILITIES
Current liabilities:
Accounts payable	$100,463	$66,955	$101,447
Accrued expenses	126,774	120,624	94,027
Income taxes payable	—	1,566	—
Contingent payment liability – current portion	—	7,000	3,762
Accrued incentive compensation	4,189	10,467	5,346
Total current liabilities	231,426	206,612	204,582
Contingent payment liability	3,000	3,000	21,161
Deferred rent	15,727	16,033	15,247
Deferred taxes	3,602	3,602	19,487
Other liabilities	3,594	18,982	2,457
Total Liabilities	257,349	248,229	262,934
Commitments, contingencies and other
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 87,852, 87,306 and 86,870 shares issued, 58,484, 58,698 and 59,130 shares outstanding	6	6	6
Additional paid-in capital	412,073	390,723	369,865
Retained earnings	1,173,310	1,135,701	1,066,875
Accumulated other comprehensive loss	(28,669)	(25,613)	(26,185)
Treasury stock 29,368, 28,608 and 27,740 shares at cost	(733,098)	(697,996)	(662,525)
Total Steven Madden, Ltd. stockholders’ equity	823,622	802,821	748,036
Noncontrolling interest	6,671	6,111	1,694
Total stockholders’ equity	830,293	808,932	749,730
Total Liabilities and Stockholders’ Equity	$1,087,642	$1,057,161	$1,012,664

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$395,753	$374,148	$784,767	$740,535
Cost of sales	247,979	234,751	496,260	468,420
Gross profit	147,774	139,397	288,507	272,115

Commission and licensing fee income – net	2,244	2,166	5,903	6,092
Operating expenses	(108,434)	(99,666)	(216,269)	(205,531)
Income from operations	41,584	41,897	78,141	72,676
Interest and other income – net	1,033	708	1,630	1,392
Income before provision for income taxes	42,617	42,605	79,771	74,068
Provision for income taxes	10,172	13,582	18,128	24,523
Net income	32,445	29,023	61,643	49,545
Net income attributable to noncontrolling interest	35	59	560	423
Net income attributable to Steven Madden, Ltd.	$32,410	$28,964	$61,083	$49,122

Basic net income per share	$0.60	$0.53	$1.12	$0.89

Diluted net income per share	$0.56	$0.50	$1.06	$0.85

Basic weighted average common shares outstanding	54,454	55,161	54,590	55,487
Effect of dilutive securities – options/restricted stock	3,051	2,589	2,825	2,482
Diluted weighted average common shares outstanding	57,505	57,750	57,415	57,969

Cash dividends declared per common share	$0.20	$—	$0.20	$—

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$32,445			$61,643
Other comprehensive income (loss):
Foreign currency translation adjustment	$(4,668)	$—	(4,668)	$(4,281)	$—	(4,281)
Gain on cash flow hedging derivatives	568	(136)	432	1,538	(369)	1,169
Unrealized gain on marketable securities	86	(21)	65	75	(18)	57
Total other comprehensive loss	$(4,014)	$(157)	(4,171)	$(2,668)	$(387)	(3,055)

Comprehensive income			28,274			58,588
Comprehensive income attributable to noncontrolling interests			35			560
Comprehensive income attributable to Steven Madden, Ltd.			$28,239			$58,028

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$29,023			$49,545
Other comprehensive income (loss):
Foreign currency translation adjustment	$3,426	$—	3,426	$5,837	$—	5,837
(Loss) on cash flow hedging derivatives	(357)	132	(225)	(740)	274	(466)
Unrealized gain on marketable securities	49	(18)	31	311	(115)	196
Total other comprehensive income	$3,118	$114	3,232	$5,408	$159	5,567

Comprehensive income			32,255			55,112
Comprehensive income attributable to noncontrolling interests			59			423
Comprehensive income attributable to Steven Madden, Ltd.			$32,196			$54,689

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$61,643	$49,545
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	10,235	10,773
Depreciation and amortization	11,109	10,402
Loss (gain) on disposal of fixed assets	(14)	902
Deferred taxes	2,001	1,005
Accrued interest on note receivable - related party	(24)	(27)
Deferred rent expense	(306)	669
Realized loss (gain) on sale of marketable securities	182	(29)
Changes in fair value on contingent liability	—	(754)
Bad debt expense from bankruptcy	—	8,032
Changes, net of acquisitions, in:
Accounts receivable	(37)	18,546
Factor accounts receivable	(44,372)	(69,615)
Notes receivable - related party	205	205
Inventories	(23,303)	11,309
Prepaid expenses, prepaid taxes, deposits and other	11,182	(4,005)
Accounts payable and accrued expenses	38,092	15,305
Accrued incentive compensation	(6,278)	(2,614)
Other liabilities	(15,388)	(175)
Net cash provided by operating activities	44,927	49,474

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(17,396)
Capital expenditures	(5,251)	(7,672)
Purchases of marketable securities	(41,738)	(32,508)
Repayment of notes receivable	—	221
Maturity/sale of marketable securities	66,634	44,149
Net cash provided by (used in) investing activities	19,645	(13,206)

Cash flows from financing activities:
Proceeds from exercise of stock options	11,115	5,649
Payment of contingent liability	(7,000)	(5,321)
Common stock purchased for treasury	(35,102)	(63,941)
Cash dividends paid on common stock	(23,474)	—
Net cash used in financing activities	(54,461)	(63,613)
Effect of exchange rate changes on cash and cash equivalents	(340)	641
Net increase (decrease) in cash and cash equivalents	9,771	(26,704)
Cash and cash equivalents – beginning of period	181,214	126,115
Cash and cash equivalents – end of period	$190,985	$99,411

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2018
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2018 presentation. The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2017 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 1, 2018.
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

Note C – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of June 30, 2018 and 2017, no borrowings were outstanding. As of June 30, 2018 and 2017, there were open letters of credit of $110 and $524, respectively. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations.
Note D – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to four years at the time of purchase. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three and six months ended June 30, 2018, the amortization of bond premiums totaled $183 and $382 compared to $245 and $553 for the comparable period in 2017. The value of these securities may fluctuate as a result of changes in market interest rates and credit risk. The schedule of maturities at June 30, 2018 and December 31, 2017 is as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2018
($ in thousands except share and per share data)

Note D – Marketable Securities (continued)

	Maturities as of June 30, 2018		Maturities as of December 31, 2017
	1 Year or Less	1 to 4 Years	1 Year or Less	1 to 4 Years
Corporate bonds	$24,476	$2,122	$11,979	$29,523
Certificates of deposit	39,851	—	52,048	—
Total	$64,327	$2,122	$64,027	$29,523
For the three and six months ended June 30, 2018, losses of $49 and $182 were reclassified from accumulated other comprehensive income and recognized in the income statement in interest and other income compared to gains of $9 and $29 for the comparable period in 2017. For the six month period ended June 30, 2018, current marketable securities included unrealized losses of $114 and long-term marketable securities included unrealized losses of $21. For the comparable period in 2017, current marketable securities included unrealized gains of $1 and unrealized losses of $118 while long-term marketable securities included unrealized gains of $53 and unrealized losses of $48.
Note E – Fair Value Measurement
The accounting guidance under Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities subject to fair value measurements as of June 30, 2018 and December 31, 2017 are as follows:

		June 30, 2018
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$120,478	$120,478	$—	$—
Current marketable securities – available for sale	64,327	64,327	—	—
Long-term marketable securities – available for sale	2,122	2,122	—	—
Forward contracts	714	—	714	—
Total assets	$187,641	$186,927	$714	$—
Liabilities:
Contingent consideration	$3,000	$—	$—	$3,000
Total liabilities	$3,000	$—	$—	$3,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2018
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

Our level 3 balance consists of contingent consideration related to an acquisition. The changes in our level 3 liabilities for the periods ended June 30, 2018 and December 31, 2017 are as follows:

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at June 30,
2018
Liabilities:
Contingent consideration	$10,000	(7,000)	—	—	$3,000

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at December 31,
2017
Liabilities:
Contingent consideration	$7,948	(7,359)	20,617	(11,206)	$10,000

The change in estimate of the contingent consideration for the year ended December 31, 2017 of $11,206, which occurred in the fourth quarter, has been reflected as a reduction in operating expenses on the Consolidated Statement of Income for the year ended December 31, 2017.

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
June 30, 2018
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
Note F – Revenue Recognition

Adoption of Accounting Standards Update, Topic 606, "Revenue from Contracts with Customers"

In May 2014, the Financial Accounting Standards Board (the "FASB") issued new accounting guidance ("Topic 606"), Accounting Standards Update No. 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers," on revenue recognition. The new standard has replaced Revenue Recognition Topic 605 and provides for a single five-step model to be applied to all revenue contracts with customers as well as requiring additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Effective January 1, 2018, the Company adopted the requirements of Topic 606 using the cumulative effect adjustment approach. The impacts to the financial statements of this adoption are primarily related to balance sheet classification, including amounts associated with the change in balance sheet classification of the sales returns reserves, with no significant impact to the income statement as the Company's existing revenue recognition policies are in line with Topic 606.

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
June 30, 2018
($ in thousands except share and per share data)

Note F – Revenue Recognition (continued)

A. Disaggregation of Revenue

Wholesale Sales Segment. The Company generates revenue through the design, sourcing and sale of branded footwear and accessories to both domestic and international customers who in-turn sell the products to the consumer. The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which occurs upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale. The Company's revenue associated with its branded footwear and accessories products is recognized at a point in time when product is shipped to the customer. The Company also generates revenue through the design, sourcing and sale of private label footwear and accessories to both domestic and international customers who brand the products and sell them to the consumer. The Company's revenue associated with private label footwear and accessories products is recognized at a point in time when product is physically delivered to the customer's freight forwarder.

Retail Segment. The Company owns and operates approximately 208 retail stores throughout the United States, Canada, Mexico, South Africa, China and Taiwan, and six e-commerce sites. The Company generates revenue through the sale of branded footwear and accessories directly to the consumer. The Company's revenue associated with Retail sales is recognized at the time of the point of sale when the customer takes control of the goods and payment is received.

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
June 30, 2018
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
Note G – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase, most recently on July 28, 2017 when the Board of Directors approved the extension of the Share Repurchase Program for an additional $200,000 in repurchases of the Company's common stock. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the six months ended June 30, 2018, an aggregate of 709,188 shares of the Company's common stock were repurchased under the Share Repurchase Program, at an average price per share of $46.20, for an aggregate purchase price of approximately $32,763. As of June 30, 2018, approximately $148,099 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. During the six months ended June 30, 2018, an aggregate of 50,264 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, at an average price per share of $46.53, for an aggregate purchase price of approximately $2,339.

Note H – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 3,954,000 and 3,934,000 shares for the three and six months ended June 30, 2018, respectively, compared to 4,247,000 and 4,236,000 shares for the three and six months ended June 30, 2017. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three and six months ended June 30, 2018, options to purchase approximately 27,000 and 14,000 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share as compared to 9,000 and 25,000 shares that were excluded for the three and six months ended June 30, 2017, as the result would have been antidilutive. For the three and six months ended June 30, 2018 and 2017, all unvested restricted stock awards were dilutive.

Note I – Income Taxes

The Company’s provision for income taxes for the three and six months ended June 30, 2018 and 2017, respectively, is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2018 and 2017:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2018
($ in thousands except share and per share data)

Note I – Income Taxes (continued)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income before provision for income taxes	$42,617	$42,605	$79,771	$74,068
Provision for income taxes	$10,172	13,582	18,128	24,523
Effective tax rate	23.9%	31.9%	22.7%	33.1%

The primary difference between the Company’s effective tax rates for the six months ended June 30, 2018 and 2017 is due to the reduction of the US statutory tax rate from 35% to 21%, which was imposed by the Tax Cuts and Jobs Act (the “Tax Cuts Act”). The effective tax rate may vary significantly due to fluctuations in the amount and source, including both foreign and domestic, of pretax income and changes in amounts of non-deductible expenses and other items that could impact the effective tax rate.

Provisional amounts in effective rate

The Tax Cuts Act, which was enacted on December 22, 2017, reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We are applying the guidance in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the Tax Cuts Act. At June 30, 2018, we have not completed our accounting for all of the tax effects of the Tax Cuts Act. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the Tax Cuts Act. These changes could be material to income tax expense.

Foreign tax effects

Transition Tax

The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") which we had deferred from US income taxes under previous U.S. law. We originally recorded a provisional amount for our one-time transition tax liability attributable to our foreign subsidiaries, resulting in a transition tax liability of $21,994 recorded in other liabilities at December 31, 2017. At this time, we are further analyzing the current estimate of our transition tax calculation to finalize it no later than the fourth quarter of 2018. As of June 30, 2018, the Company continues to have provisional amounts recorded for the one-time transition tax liability for which overpayments of 2017 tax payments have been offset against the one-time transition tax liability at June 30, 2018. As we continue to refine our E&P analysis, we will refine our calculations of the one-time transition tax, which could affect the measurement of this liability. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2018
($ in thousands except share and per share data)

Note J – Equity-Based Compensation (continued)

Common stock authorized	23,466,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(22,592,000)
Common stock available for grant of stock-based awards as of June 30, 2018	874,000

Total equity-based compensation for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock	$4,212	$4,424	$8,138	$8,638
Stock options	1,130	1,173	2,097	2,135
Total	$5,342	$5,597	$10,235	$10,773

Equity-based compensation is included in operating expenses on the Company’s condensed consolidated statements of income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from stock options exercised	$9,596	$3,837	$11,115	$5,649
Intrinsic value of stock options exercised	$4,902	$2,499	$5,479	$3,510

During the three and six months ended June 30, 2018, options to purchase approximately 53,267 shares of common stock with a weighted average exercise price of $38.91 and options to purchase approximately 377,619 shares of common stock with a weighted average exercise price of $36.93 vested, respectively. During the three and six months ended June 30, 2017, options to purchase approximately 60,838 shares of common stock with a weighted average exercise price of $34.73 and options to purchase approximately 292,675 shares of common stock with a weighted average exercise price of $33.08 vested, respectively. As of June 30, 2018, there were unvested options relating to 1,233,849 shares of common stock outstanding with a total of $10,055 of unrecognized compensation cost and an average vesting period of 2.9 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the six months ended June 30, 2018 and 2017:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2018
($ in thousands except share and per share data)

Note J – Equity-Based Compensation (continued)

	2018	2017
Volatility	25.1% to 27.2%	23.2% to 26.4%
Risk free interest rate	2.13% to 2.74%	1.48% to 1.99%
Expected life in years	3.4 to 5.0	3.4 to 5.0
Dividend yield	1.70%	0.00%
Weighted average fair value	$9.68	$8.96

Activity relating to stock options granted under the Company’s plans and outside the plans during the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,899,000	$35.80
Granted	383,000	48.58
Exercised	(336,000)	33.11
Forfeited	(15,000)	33.83
Outstanding at June 30, 2018	1,931,000	$38.82	5.0 years	$27,575
Exercisable at June 30, 2018	697,000	$35.71	4.0 years	$12,131

Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2018 and 2017:

	2018		2017
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1,	3,916,000	$26.05	4,191,000	$25.93
Granted	219,000	46.26	219,000	36.89
Vested	(181,000)	35.34	(202,000)	32.93
Forfeited	(9,000)	37.63	(3,000)	35.00
Non-vested at June 30,	3,945,000	$26.72	4,205,000	$26.16

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2018
($ in thousands except share and per share data)

Note J – Equity-Based Compensation (continued)

As of June 30, 2018, the Company had $63,902 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 5.0 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment of Mr. Madden’s existing employment agreement, pursuant to which, on February 8, 2012, Mr. Madden was granted 1,463,057 restricted shares of the Company’s common stock at the then market price of $27.34, which vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. On June 30, 2012, Mr. Madden exercised his right under his employment agreement to receive an additional restricted stock award, and, on July 3, 2012, he was granted 1,893,342 restricted shares of the Company's common stock at the then market price of $21.13, which vest in the same manner as the aforementioned grant. On August 8, 2016, pursuant to the employment agreement, Mr. Madden was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of $34.42 per share, which option was fully exercisable by November 8, 2017. On July 20, 2017, pursuant to his employment agreement, Mr. Madden was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of $40.15 per share, which option was fully exercisable by July 20, 2018. On June 18, 2018, pursuant to his employment agreement, Mr. Madden was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of $53.93 per share, which option is exercisable in equal quarterly installments commencing on September 18, 2018. On March 1, 2017, pursuant to his employment agreement, Mr. Madden was granted an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $37.35 per share, which option is exercisable in equal annual installments over a five-year period commencing on the first anniversary of the grant date. As of June 30, 2018, 600,000 shares remain unvested.

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

Schwartz & Benjamin

In January 2017, the Company acquired all of the outstanding capital stock of each of Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC and DanielBarbara Enterprises LLC (collectively, "Schwartz & Benjamin"). Founded in 1923, Schwartz & Benjamin specializes in the design, sourcing and sale of licensed and private label footwear and distributes its fashion footwear to wholesale customers, including department stores and specialty boutiques, as well as the retail stores of its brand partners. The total purchase price for the acquisition was approximately $37,112, which included a cash payment at closing

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2018
($ in thousands except share and per share data)

Note K – Acquisitions (continued)

of $17,396 less a working capital adjustment of $901, plus potential earn-out payments based on the achievement of certain earnings targets for each of the twelve month periods ending on January 31, 2018 through 2023, inclusive. The fair value of the contingent payments were estimated using the present value of the payments based on management's projections of the financial results of Schwartz & Benjamin during the earn-out period and was finalized at $20,617. On November 27, 2017, the Company entered into an amendment to the equity purchase agreement with the sellers of Schwartz & Benjamin to change the manner of calculating the earn-out and to provide for payments based on the performance of certain specified license agreements. In connection with this amendment, the Company reduced the earn-out liability from $20,617 to $10,000 and recorded a credit to operating expenses in the amount of $10,617 for the year ended December 31, 2017.

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

Note L – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of June 30, 2018:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2018	$84,862	$49,324	$14,352	$148,538
Translation and other	(250)	—	(146)	(396)
Balance at June 30, 2018	$84,612	$49,324	$14,206	$148,142
The following table details identifiable intangible assets as of June 30, 2018:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2018
($ in thousands except share and per share data)

Note L – Goodwill and Intangible Assets (continued)

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$9,220	$5,664	$—	$3,556
Customer relationships	10 years	47,019	25,914	—	21,105
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,424	—	16
Re-acquired right	2 years	4,200	4,200	—	—
Other	3 years	14	14	—	—
		68,493	43,816	—	24,677
Re-acquired right	indefinite	35,200	8,853	—	26,347
Trademarks	indefinite	100,333	—	4,045	96,288
		$204,026	$52,669	$4,045	$147,312

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

The estimated future amortization expense of purchased intangibles as of June 30, 2018 is as follows:

2018 (remaining six months)	$2,271
2019	4,469
2020	3,658
2021	2,060
2022	1,536
Thereafter	10,683
$24,677

Note M – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of June 30, 2018, the fair value of the Company's foreign currency derivatives, which is included on the condensed consolidated balance sheets in other assets, is $714. As of June 30, 2018, $540 of gains related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of June 30, 2017, $276 of losses related to cash flow hedges were recorded in accumulated other comprehensive loss, net of taxes. As of June 30, 2018, the Company's hedging activities was considered effective and, thus, no ineffectiveness from hedging activities were recognized in the condensed consolidated statements of income. For the three and six months ended June 30, 2018, losses of $29 and $26 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales, as compared to losses of $6 and $43 for the three and six months ended June 30, 2017.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2018
($ in thousands except share and per share data)

Note N – Commitments, Contingencies and Other
Legal proceedings:

The Company has been named as a defendant in certain lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the Company's financial position or results of operations. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts or cash flows.

Note O – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and internationally (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and worldwide (via our International business), from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from territories within Asia, Albania, Austria, Belgium, Bulgaria, Canada, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Lithuania, Latvia, Luxembourg, Mexico, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, Switzerland, and Tunisia and, under special distribution arrangements, in various other territories within Australia, the Middle East, India, South and Central America and New Zealand and pursuant to a partnership agreement in Singapore. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada and Mexico, our joint ventures in South Africa, China and Taiwan and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, and men’s leather accessories. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, swimwear, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, stationery, umbrellas, and household goods. The Licensing segment also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children’s outerwear and swimwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2018
($ in thousands except share and per share data)

Note O – Operating Segment Information (continued)

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
June 30, 2018
Net sales to external customers	$252,134	$69,271	$321,405	$74,348	$—	$—	$395,753
Gross profit	78,956	22,045	101,001	46,773	—	—	147,774
Commissions and licensing fees – net	—	—	—		623	1,621	2,244
Income from operations	28,916	6,517	35,433	3,907	623	1,621	41,584
Segment assets	$769,028	$179,716	948,744	120,352	18,546	—	1,087,642
Capital expenditures			$1,247	$1,058	—	—	$2,305
June 30, 2017
Net sales to external customers	$238,123	$67,487	$305,610	$68,538	$—	$—	$374,148
Gross profit	75,160	21,359	96,519	42,878	—	—	139,397
Commissions and licensing fees – net	—	—	—	—	1,303	863	2,166
Income from operations	27,701	6,932	34,633	5,098	1,303	863	41,897
Segment assets	$782,775	$106,484	889,259	107,244	16,161	—	1,012,664
Capital expenditures			$2,963	$1,416	$—	$—	$4,379

As of and for the six months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
June 30, 2018
Net sales to external customers	$527,190	$125,370	$652,560	$132,207	$—	$—	$784,767
Gross profit	169,244	39,660	208,904	79,603	—	—	288,507
Commissions and licensing fees – net	—	—	—	—	1,491	4,412	5,903
Income (loss) from operations	67,293	8,926	76,219	(3,981)	1,491	4,412	78,141
Segment assets	$769,028	$179,716	948,744	120,352	18,546	—	1,087,642
Capital expenditures			$2,772	$2,479	$—	$—	$5,251
June 30, 2017
Net sales to external customers	$499,272	$119,439	$618,711	$121,824	$—	$—	$740,535
Gross profit	160,478	37,472	197,950	74,165	—	—	272,115
Commissions and licensing fees – net	—	—	—	—	2,836	3,256	6,092
Income (loss) from operations	58,426	9,302	67,728	(1,144)	2,836	3,256	72,676
Segment assets	$782,775	$106,484	889,259	107,244	16,161	—	1,012,664
Capital expenditures			$4,865	$2,807	$—	$—	$7,672

Revenues by geographic area for the three months ended June 30, 2018 and 2017 are as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2018
($ in thousands except share and per share data)

Note O – Operating Segment Information (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Domestic (a)	$355,925	$342,473	$697,493	$673,869
International	39,828	31,675	87,274	66,666
Total	$395,753	$374,148	$784,767	$740,535
(a) Includes revenues of $93,655 and $190,688 for the three and six months ended June 30, 2018, respectively, and $86,891 and $170,941 for the comparable periods in 2017 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our international business.

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
June 30, 2018
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

In July 2018, the FASB issued Accounting Standards Updates No. 2018-10 and 2018-11 ("ASU 2018-10"), Leases, which make 16 technical corrections to the new leases standard and other accounting topics, alleviating unintended consequences resulting from applying ASU 2016-02. ASU 2018-10 does not make any substantive changes to the core provisions or principles of the new standard in ASC 2016-02 and its effective date will coincide with the effective date of the ASC 2016-02.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the three and six month periods ended June 30, 2018 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
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

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”, "we", "our", "us", as applicable) design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell brand and private label fashion handbags and accessories. We market and sell our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers, and catalog retailers throughout the United States, Canada, Mexico, and certain European nations, including Albania, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Ireland, Kosovo, Latvia, Lithuania, Luxembourg, the Netherlands, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden and Switzerland, and Tunisia. In addition, our products are marketed through our retail stores and our e-commerce websites within the United States, Canada and Mexico, our joint ventures in South Africa, China and Taiwan, and under special distribution arrangements in Asia, Europe (excluding the aforementioned nations), India, the Middle East, South and Central America and New Zealand and pursuant to a partnership agreement in Singapore. Our product line includes a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

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

The table below reconciles these metrics to net income as presented in the condensed consolidated statements of income.

	Year-To-Date Period Ended ($ in thousands)
	June 30, 2018	December 31, 2017	June 30, 2017
Net Income	$61,643	$119,138	$49,545
Add back:
Provision for income taxes	18,128	53,189	24,523
Provision for legal charges	2,837	6,713	—
Provision for early lease termination charges	1,241	5,123	—
Schwartz & Benjamin amendment to the equity purchase agreement	—	(10,215)	—
Bad debt expense related to the Payless ShoeSource bankruptcy	—	5,470	7,500
Schwartz & Benjamin acquisition integration charges	1,381	3,639	767
Charges related to preferred interest investment	—	2,700	—
Impairment of Wild Pair trademark	—	1,000	—
Schwartz & Benjamin acquisition inventory fair value adjustment	—	591	1,653
Deduct:
Other Income (expense) - net*	(118)	(5)	28
Interest, net	1,748	2,548	1,364
Adjusted EBIT	83,600	184,805	82,596
Add back:
Depreciation and amortization	10,727	20,406	9,850
(Gain) Loss on disposal of fixed assets	(14)	1,455	902
Adjusted EBITDA	$94,313	$206,666	$93,348
(*) Consists of realized (losses) gains on marketable securities and foreign exchange (losses) gains.

Executive Summary

Net sales for the quarter ended June 30, 2018 increased 5.8% to $395,753 from $374,148 in the same period of last year. Net income attributable to Steven Madden, Ltd. increased 11.9% to $32,410 in the second quarter of 2018 compared to $28,964 in the same period of last year. The effective tax rate for the second quarter of 2018 decreased to 23.9% compared to 31.9% in the second quarter of last year primarily due to the impact of the Tax Cuts and Jobs Act. Diluted earnings per share increased to $0.56 per share on 57,505 diluted weighted average shares outstanding compared to $0.50 per share on 57,750 diluted weighted average shares outstanding in the second quarter of last year.
Our inventory turnover (calculated on a trailing twelve-month average) for the quarters ended June 30, 2018 and 2017 was 8.6 times and 8.3 times, respectively. Our total company accounts receivable average collection increased to 68 days in the second quarter of 2018 compared to 61 days in the second quarter of 2017 primarily due to changes in payment terms with certain customers. As of June 30, 2018, we had $257,434 in cash, cash equivalents and marketable securities, no long-term debt and total stockholders’ equity of $830,293. Working capital increased to $480,603 as of June 30, 2018, compared to $377,836 on June 30, 2017.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information
Three Months Ended June 30,
($ in thousands)

	2018		2017
CONSOLIDATED:
Net sales	$395,753	100.0%	$374,148	100.0%
Cost of sales	247,979	62.7%	234,751	62.7%
Gross profit	147,774	37.3%	139,397	37.3%
Commission and licensing fee income – net of expenses	2,244	0.6%	2,166	0.6%
Operating expenses	108,434	27.4%	99,666	26.6%
Income from operations	41,584	10.5%	41,897	11.2%
Interest and other income (expense) – net	1,033	0.3%	708	0.2%
Income before income taxes	42,617	10.8%	42,605	11.4%
Net income attributable to Steven Madden, Ltd.	32,410	8.2%	28,964	7.7%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$252,134	100.0%	$238,123	100.0%
Cost of sales	173,178	68.7%	162,963	68.4%
Gross profit	78,956	31.3%	75,160	31.6%
Operating expenses	50,040	19.8%	47,459	19.9%
Income from operations	28,916	11.5%	27,701	11.6%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$69,271	100.0%	$67,487	100.0%
Cost of sales	47,226	68.2%	46,128	68.4%
Gross profit	22,045	31.8%	21,359	31.6%
Operating expenses	15,528	22.4%	14,427	21.4%
Income from operations	6,517	9.4%	6,932	10.3%

RETAIL SEGMENT:
Net sales	$74,348	100.0%	$68,538	100.0%
Cost of sales	27,575	37.1%	25,660	37.4%
Gross profit	46,773	62.9%	42,878	62.6%
Operating expenses	42,866	57.7%	37,780	55.1%
Income from operations	3,907	5.3%	5,098	7.4%
Number of stores	208		193

FIRST COST SEGMENT:
Other commission income – net of expenses	$623	100.0%	$1,303	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$1,621	100.0%	$863	100.0%

Selected Financial Information
Six Months Ended June 30,
($ in thousands)

	2018		2017
CONSOLIDATED:
Net sales	$784,767	100.0%	$740,535	100.0%
Cost of sales	496,260	63.2%	468,420	63.3%
Gross profit	288,507	36.8%	272,115	36.7%
Commission and licensing fee income – net of expenses	5,903	0.8%	6,092	0.8%
Operating expenses	216,269	27.6%	205,531	27.8%
Income from operations	78,141	10.0%	72,676	9.8%
Interest and other income (expense) – net	1,630	0.2%	1,392	0.2%
Income before income taxes	79,771	10.2%	74,068	10.0%
Net income attributable to Steven Madden, Ltd.	61,083	7.8%	49,122	6.6%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$527,190	100.0%	$499,272	100.0%
Cost of sales	357,946	67.9%	338,794	67.9%
Gross profit	169,244	32.1%	160,478	32.1%
Operating expenses	101,951	19.3%	102,052	20.4%
Income from operations	67,293	12.8%	58,426	11.7%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$125,370	100.0%	$119,439	100.0%
Cost of sales	85,710	68.4%	81,967	68.6%
Gross profit	39,660	31.6%	37,472	31.4%
Operating expenses	30,734	24.5%	28,170	23.6%
Income from operations	8,926	7.1%	9,302	7.8%

RETAIL SEGMENT:
Net sales	$132,207	100.0%	$121,824	100.0%
Cost of sales	52,604	39.8%	47,659	39.1%
Gross profit	79,603	60.2%	74,165	60.9%
Operating expenses	83,584	63.2%	75,309	61.8%
Loss from operations	(3,981)	(3.0)%	(1,144)	(0.9)%
Number of stores	208		193

FIRST COST SEGMENT:
Other commission income – net of expenses	$1,491	100.0%	$2,836	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$4,412	100.0%	$3,256	100.0%

In February 2018, the Board of Directors of the Company approved the initiation of the Company's quarterly cash dividend. The quarterly cash dividend of $0.20 per share on the Company's outstanding shares of common stock was approved on April 19, 2018 and paid on June 29, 2018, to stockholders of record as of the close of business on June 12, 2018. The aggregate cash dividends paid for the quarter ended June 30, 2018 was $11,716. The aggregate cash dividends paid for the six month ended June 30, 2018 was $23,474.

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Consolidated:
Net sales for the three months ended June 30, 2018 increased 5.8% to $395,753 compared to $374,148 in the same period of last year, with growth in each of the Wholesale Footwear, Wholesale Accessories and Retail segments. Gross margin remained flat at 37.3% compared to the prior year period. Gross margin in the second quarter of 2017 included a non-cash expense of $413 associated with the purchase accounting fair value adjustment of inventory acquired in the Schwartz & Benjamin acquisition. Excluding the non-cash expense in the prior year period, gross margin decreased by 0.1% due to a shift in customer mix. Operating expenses increased in the second quarter of this year to $108,434 from $99,666 in the second quarter of last year. In the second quarter of 2018, operating expenses included a charge of $1,241 in connection with closing the Cejon warehouse in Bayonne, NJ, as well as $1,131 related to the integration of the Schwartz & Benjamin acquisition and related restructuring. Operating expenses for the same period last year included a charge of $767 in connection with the integration of the Schwartz and Benjamin acquisition. Excluding these charges, operating expense as a percentage of sales was 26.8% for the second quarter of 2018 compared to 26.4% in the second quarter of 2017. Commission and licensing fee income for the second quarter of 2018 increased to $2,244 compared to $2,166 achieved in the second quarter of 2017. The effective tax rate for the second quarter of 2018 decreased to 23.9% compared to 31.9% in the second quarter of last year. The decrease in effective tax rate is primarily due to the impact of the Tax Cuts and Jobs Act. Net income attributable to Steven Madden, Ltd. for the second quarter of 2018 increased to $32,410 compared to net income for the second quarter of 2017 of $28,964. Excluding the charges mentioned above, net income attributable to Steven Madden, Ltd. for the second quarter of 2018 increased to $35,184 as compared to $29,707 for the same period last year.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $252,134, or 63.7%, and $238,123, or 63.6%, of our total net sales for the second quarter of 2018 and 2017, respectively. The increase in net sales is primarily related to growth of the Steve Madden brand in the domestic and international markets. Gross margin in the Wholesale Footwear segment was 31.3% for the second quarter of 2018 compared to 31.6% for the second quarter of 2017. Gross margin in the prior period included a non-cash expense of $413 associated with the purchase accounting fair value adjustment of inventory acquired in the Schwartz & Benjamin acquisition. Excluding the prior period charge, gross margin decreased 0.4% resulting from a shift in customer mix. Operating expenses increased to $50,040 in the second quarter of 2018 from $47,459 in the same period of last year. In the second quarter of 2018, operating expenses included a charge of $1,131 related to the integration of the Schwartz & Benjamin acquisition and related restructuring. Operating expenses for the same period last year included charges of $767 in connection with the integration of the Schwartz and Benjamin acquisition. Excluding these charges, operating expense as a percentage of sales decreased to 19.4% in the second quarter of 2018 compared to 19.6% in the same period of 2017. Income from operations increased to $28,916 in the second quarter of 2018, compared to $27,701 for the comparable period in 2017. Income from operations excluding the expenses mentioned above, increased to $30,047 in the second quarter of 2018 compared to $28,881 for the same period last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $69,271, or 17.5%, and $67,487, or 18.0%, of total net sales for the Company in the second quarter of 2018 and 2017, respectively. The increase in net sales was primarily due to growth in private label handbags. Gross margin in the Wholesale Accessories segment increased to 31.8% in the second quarter of this year from 31.6% in the same period in 2017. In the second quarter of 2018, operating expenses increased to $15,528 compared to $14,427 in the same period of last year. Operating expenses in the Wholesale Accessories segment, include a charge of $1,241 in connection with closing the Cejon warehouse in Bayonne, NJ. Excluding this charge, operating expenses decreased to 20.6% in the second quarter of 2018 compared to 21.4% in the same period of 2017. Income from operations for the Wholesale Accessories segment for the second quarter of 2018 was $6,517 compared to $6,932 for the same period of 2017. Excluding the charge mentioned above, income from operations increased 11.9% to $7,758 for the second quarter of 2018 compared to $6,932 for the same period of last year.

Retail Segment:
In the second quarter of 2018, net sales from the Retail segment accounted for $74,348, or 18.8%, of our total net sales compared to $68,538, or 18.3%, of our total net sales in the same period last year, which represents a $5,809, or 8.5%, increase. The increase in net sales is primarily due to the net addition of 15 new stores from the prior year period and a 1.6% increase in comparable stores sales gain. We added 22 new stores and closed seven stores during the twelve months ended June 30, 2018. As a result, we had 208 retail stores as of June 30, 2018 compared to 193 stores as of June 30, 2017. The 208 stores currently in operation include 140 Steve Madden® stores, 59 Steve Madden® outlet stores, two Steven® stores, one Superga® store and six e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the second quarter of 2018 and 2017) increased 1.6% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the second quarter of 2018, gross margin increased to 62.9% from 62.6% in the same period of 2017 primarily due to higher margins in the outlet stores and Asia retail joint ventures. In the second quarter of 2018, operating expenses increased to $42,866, or 57.7% of net sales, compared to $37,780, or 55.1% of net sales, in the second quarter of last year, primarily due to the net addition of 15 new stores. Income from operations for the Retail segment was $3,907 in the second quarter of this year compared to $5,098 in the same period of last year.

First Cost Segment:
The First Cost segment, which includes net commission income and fees, decreased to $623 for the second quarter of 2018 compared to $1,303 for the comparable period of 2017 due to a decrease in commission income with certain private label customers.

Licensing Segment:
Net licensing income increased to $1,621 for the second quarter of 2018 compared to $863 for the comparable period of 2017 due to an increase in royalties in connection with the licensing of our Betsey Johnson® trademark.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Consolidated:
Net sales for the six months ended June 30, 2018 increased 6.0% to $784,767 compared to $740,535 in the same period of last year due to growth in the Wholesale Footwear, Wholesale Accessories and Retail segments. Gross margin increased to 36.8% from 36.7% in the prior year period. Gross margin in the first six months of 2017 included a non-cash expense of $1,653 associated with the purchase accounting fair value adjustment of inventory acquired in connection with the Schwartz & Benjamin acquisition. Excluding the non-cash expense in the prior year period, gross margin decreased by 0.2% in the first six months of 2018 compared to the same period last year due to a shift in customer mix. Operating expenses for the six months ended June 30, 2018 increased to $216,269 from $205,531 in the same period last year. Operating expenses for the six months ended June 30, 2018 included a charge of $1,241 related to closing the Cejon warehouse in Bayonne, NJ, legal charges of $2,837, and Schwartz & Benjamin integration and restructuring costs of $1,381. Operating expenses for the six months ended June 30, 2017 included charges related to the Payless Shoe Source bankruptcy of $7,500 and the integration of the Schwartz & Benjamin acquisition of $767. Excluding the impact of the aforementioned charges, operating expenses as a percentage of sales increased to 26.9% compared to 26.6% for the same period of 2017. Commission and licensing fee income for the six months ended June 30, 2018 decreased to $5,903 compared to $6,092 achieved in the same period of 2017. The effective tax rate for the first six months of 2018 decreased to 22.7% compared to 33.1% in the same period last year. The decrease is primarily due to the impact of the Tax Cuts and Jobs Act. Net income attributable to Steven Madden, Ltd. for the six months ended June 30, 2018 increased to $61,083 compared to $49,122 in the same period last year. Excluding expenses discussed above, net income attributable to Steven Madden, Ltd. for the six months ended June 30, 2018 increased to $66,181 compared to $57,216 for the corresponding period last year.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $527,190, or 67.2%, and $499,272, or 67.4%, of our total net sales for the six months ended June 30, 2018 and 2017, respectively. The increase in net sales is primarily related to growth of the Steve Madden brand, in both the domestic and international markets, as well as growth in the private label business. Gross margin in the Wholesale Footwear segment remained unchanged at 32.1% for the six months ended June 30, 2018 and for the comparable period in 2017. Gross margin for the six months ended June 30, 2017 included a charge of $1,653 associated with the purchase accounting fair value adjustment of inventory acquired in connection with the Schwartz & Benjamin acquisition. Excluding this charge, gross margin decreased by 0.4% due to a shift in customer mix. Operating expenses decreased to $101,951 in the first six months of 2018 from $102,052 in the same period of last year. In the first six months of 2018, operating expenses for this segment included charges of $2,837 for legal fees and Schwartz & Benjamin integration and restructuring costs of $1,381. Operating expenses for the six months ended June 30, 2017 included charges related to the Payless Shoe Source bankruptcy of $7,500 and the integration of the Schwartz & Benjamin acquisition of $767. Excluding the impact of these charges, operating expenses as a percentage of sales for the six months ended June 30, 2018 decreased to 18.5% compared to 18.8% for the same period of 2017. Income from operations for the Wholesale Footwear segment for the six months ended June 30, 2018 increased 15.2% to $67,293 compared to $58,426 for the same period of 2017. Income from operations for the Wholesale Footwear segment, excluding the aforementioned charges, increased to $71,511 for the six months ended June 30, 2018 from $68,346 in the same period of 2017.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $125,370, or 16.0%, and $119,439, or 16.1%, of total net sales for the Company in the six months ended June 30, 2018 and 2017, respectively. The increase in net sales is primarily attributable to growth in our private label handbag business. Gross margin in the Wholesale Accessories segment increased to 31.6% in the first six months of this year from 31.4% in the same period in 2017. In the six months ended June 30, 2018, operating expenses increased to $30,734 compared to $28,170 in the same period of last year. Operating expenses include a charge of $1,241 in connection with closing the Cejon warehouse in Bayonne, NJ. Excluding this charge, as a percentage of net sales, operating expenses decreased to 23.5% in the first six months of 2018 compared to 23.6% in the same period of 2017. Income from operations for the Wholesale Accessories segment for the six months ended June 30, 2018 decreased to $8,926 compared to $9,302 for the same period of 2017. Income from operations for the Wholesale Accessories segment, excluding the charge above, increased 9.3% to $10,167 for the first six months of 2018 compared to $9,302 for the same period of last year.

Retail Segment:
In the six months ended June 30, 2018, net sales from the Retail segment accounted for $132,207, or 16.8%, of our total net sales compared to $121,824, or 16.5%, of our total net sales in the same period last year, which represents a $10,383, or 8.5%, increase. The increase in net sales reflects the net addition of 15 new stores from the prior year coupled with a 0.4% gain in comparable store sales. We added 22 new stores and closed seven stores during the twelve months ended June 30, 2018. As a result, we had 208 retail stores as of June 30, 2018 compared to 193 stores as of June 30, 2017. The 208 stores currently in operation include 140 Steve Madden® stores, 59 Steve Madden® outlet stores, two Steven® stores, one Superga® store and six e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first six months of 2018 and 2017) increased 0.4% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the first six months of 2018, gross margin decreased to 60.2% from 60.9% in the same period of 2017 primarily due to deep discounting of slow-moving product in the boot category in the first quarter of 2018. In the six months ended 2018, operating expenses increased to $83,584, or 63.2% of net sales, compared to $75,309, or 61.8% of net sales, in the same period of last year primarily due to the new store openings as well as costs related to our new point of sale system. Losses from operations for the Retail segment were $(3,981) in the first six months of this year compared to losses of $(1,144) in the same period of last year.

First Cost Segment:
The First Cost segment, which includes net commission income and fees, decreased to $1,491 for the six months ended June 30, 2018 compared to $2,836 for the comparable period of 2017 due primarily to decreases in business with certain private label customers.

Licensing Segment:
Net licensing income increased to $4,412 for the first six months of 2018 compared to $3,256 for the comparable period of 2017 due to an increase in royalties in connection with the licensing of our Betsey Johnson® trademark.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Our primary source of liquidity is cash flows generated from our operations. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements, retail store expansion and remodeling and payment of dividends.

Cash, cash equivalents and short-term investments totaled $255,312 and $245,241 at June 30, 2018 and December 31, 2017, respectively. Of the total cash, cash equivalents and short-term investments at June 30, 2018, $173,384, or approximately 68%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2017, $135,884, or approximately 55%, was held in our foreign subsidiaries.
As of June 30, 2018, the Company has recorded $21,994 related to the one-time transition tax and related withholding tax expense on the deemed repatriation of cumulative foreign earnings under the Tax Cuts and Jobs Act, for which overpayments of 2017 tax payments have been offset against the one-time transition tax liability at June 30, 2018.
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by the Company or Rosenthal at any time with 60 days’ prior written notice. As of June 30, 2018 we had no borrowings against this credit facility.
As of June 30, 2018, we had working capital of $480,603, cash and cash equivalents of $190,985 and investments in marketable securities of $66,449.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $44,927 for the six months ended June 30, 2018 compared to cash provided by operations of $49,474 in the same period of last year. The primary sources of cash were net income of $61,643 and an increase in accounts payable and accrued expenses. These cash sources were partially offset by uses of cash related to an increase in factor accounts receivable and inventories.
INVESTING ACTIVITIES
($ in thousands)

During the six months ended June 30, 2018, we invested $41,738 in marketable securities and received $66,634 from the maturities and sales of marketable securities. We also made capital expenditures of $5,251, principally for improvements to existing stores, systems enhancements, new stores and leasehold improvements to office space.
FINANCING ACTIVITIES
($ in thousands)
During the six months ended June 30, 2018, net cash used in financing activities was $54,461, which consisted of share repurchases of $35,102, cash dividends paid of $23,474 and a contingent liability payment of $7,000 related to our Schwartz & Benjamin acquisition. These payments were partially offset by proceeds from the exercise of stock options of $11,115.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of June 30, 2018 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2018	2019-2020	2021-2022	2023 and after
Operating lease obligations	$243,806	$23,872	$82,648	$63,404	$73,882
Purchase obligations	194,127	194,127	—	—	—
Contingent payment liabilities	3,000	—	3,000	—	—
Other long-term liabilities (future minimum royalty payments)	60,479	8,595	31,759	16,500	3,625
Total	$501,412	$226,594	$117,407	$79,904	$77,507
At June 30, 2018, we had open letters of credit for the purchase of inventory of approximately $110.
Virtually all of our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a small and growing percentage located in Italy, Vietnam and Cambodia and smaller volumes in Brazil, Mexico, India, The Netherlands, The Dominican Republic, Spain and South Korea. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.
On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden’s then existing employment agreement with the Company. The amended agreement, which extends the term of Mr. Madden's employment through December 31, 2023, provides to Mr. Madden a base salary of approximately $7,026 per annum for the period January 1, 2016 through the expiration of the employment agreement on December 31, 2023.
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $1,902 in the remainder of 2018, $2,590 in 2019 and $790 in 2020. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.
In connection with our acquisition of Schwartz & Benjamin on January 30, 2017, we are subject to a potential payment of $3,000 to the sellers of Schwartz & Benjamin contingent upon the non-cancellation of a certain license agreement through certain dates.
DIVIDENDS
In February 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.20 per share on the Company’s outstanding shares of common stock. The dividend was paid on March 29, 2018, to stockholders of record as of the close of business on March 12, 2018. The total cash dividends paid for the three months ended March 31, 2018 was $11,758.
In April 2018, the Board of Directors of the Company declared an additional quarterly cash dividend of $0.20 per share on the Company’s outstanding shares of common stock. The dividend was paid on June 29, 2018 to stockholders of record as of the close of business on June 12, 2018. The total cash dividends paid for the three months ended June 30, 2018 was $11,716.
In July 2018, the Board of Directors of the Company declared an additional quarterly cash dividend of $0.20 per share on the Company’s outstanding shares of common stock. The dividend will be paid on September 28, 2018 to stockholders of record as of the close of business on September 18, 2018.
Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended June 30, 2018. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.

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
As of June 30, 2018, we held marketable securities valued at $66,449, which consist primarily of certificates of deposit and corporate bonds. The values of these securities may fluctuate as a result of changes in values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
In the first six months of 2018, the Company entered into forward foreign exchange contracts totaling $21,679. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rate to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of June 30, 2018. As of June 30, 2018, a 10% appreciation or depreciation of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $2,250.
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
ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K, with the exception of the following:

Changes in trade policies and tariffs imposed by the United States government and the governments of other nations could have a material adverse effect on the Company’s business and results of operations.

Our operations are dependent upon products purchased, manufactured and sold internationally. In 2018, the U.S. government imposed significant tariffs and created the potential for significant additional changes in trade policies, including tariffs and government regulations affecting trade between the United States and countries where we purchase, manufacture and sell out products. The potential changes being discussed include the renegotiation or termination of trade agreements and the imposition of higher tariffs on imports into the United States from key trade partners, including China, Canada, and Mexico. Such actions could increase the cost to us to manufacture and import our products into the United States. Also, several countries have imposed significant tariffs on goods imported from the United States and have created the potential for additional, retaliatory tariffs. Any such actions could cause increases in the prices at which we sell our merchandise to customers outside the United States. These governmental actions related to tariffs or international trade agreements or policies have the potential to reduce demand for our products and increase our costs and to materially adversely impact our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended June 30, 2018, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note G to the Condensed Consolidated Financial Statements. During the three months ended June 30, 2018, there were no sales by the Company of unregistered shares of the Company's common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2018 - 4/30/2018	53,275	$47.54	49,918	$154,465
5/1/2018 - 5/31/2018	132,720	$49.15	129,490	$148,099
6/1/2018 - 6/30/2018	6,941	$53.30	—	$148,099
Total	192,936	$48.85	179,408	$148,099

(1) The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy all or part of the withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the second quarter of 2018 in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, in addition to the shares repurchased pursuant to the Share Repurchase Program. Of the total number of shares repurchased by the Company in the second quarter of 2018, 13,528 shares were withheld at an average price per share of $49.53, for an aggregate purchase price of approximately $670, in connection with the settlement of vested restricted stock to satisfy tax withholding requirements.

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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

DATE: August 9, 2018

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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