Form 10-K/A
period 2017-12-31
STEVEN MADDEN, LTD.
filed 2018-11-09
CIK 913241

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Filing”) of Steven Madden, Ltd. (the “Company”). The purpose of this Amendment No. 1 is to revise the Original Filing as follows: (i) revise the disclosure on the effectiveness of our disclosure controls and procedures and the disclosure on our internal control over financial reporting in Part II, Item 9A to reflect management’s conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective at December 31, 2017 due to a material weakness identified subsequent to the issuance of the Original Filing; (ii) revise the Report of our Independent Registered Public Accounting Firm of EisnerAmper LLP (“Eisner”) regarding the effectiveness of our internal control over financial reporting (the “Auditor’s Report”) contained in Part II, Item 8; and (iii) include a related risk factor in Part I, Item 1A. This Amendment No. 1 in no way revises or restates the Company's consolidated financial statements included in the Original Filing.

Subsequent to the Company’s Original Filing, as the result of an inspection by the Public Company Accounting Oversight Board of Eisner’s audit of the Company, Eisner asked us to re-evaluate certain internal controls related to information technology general controls for information systems that are relevant to the preparation of financial statements. As a result of this re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have subsequently concluded that a material weakness in our internal control over financial reporting was present and that our disclosure controls and procedures were not effective as of December 31, 2017.

Management’s subsequent determination that a material weakness existed in the Company’s internal control over financial reporting did not result in a restatement of the Company’s consolidated financial statements included in the Original Filing, and accordingly, the Company’s management has concluded that the consolidated financial statements and other financial information included in the Original Filing fairly present in all material respects the Company’s financial condition, results of operations, and cash flows as of, and for, the periods presented. Eisner’s Report on the Company’s consolidated financial statements appears in Part II, Item 8 of this Amendment No. 1.  However, based on the foregoing, both management’s assessment and Eisner’s report on internal control over financial reporting as of December 31, 2017, included in the Original Filing should no longer be relied upon and the Company’s management has determined that, in light of the material weakness, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2017, March 31, 2018, June 30, 2018, and September 30, 2018.

In accordance with applicable rules of the SEC, we have included herein the entire text of Part I, Item 1A and Part II, Item 8 of the Original Filing despite the fact that there have been no changes to the text of such items other than the changes stated in the first paragraph above. Additionally, there have been no changes to the XBRL data filed in Exhibit 101 of the Original Filing. Other than as described above and the inclusion herewith of new certifications by management, a new consent of Eisner and related revisions to the List of Exhibits contained in Part IV, Item 15, this Amendment No. 1 speaks only as of March 1, 2018, the date of the Original Filing, and does not amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our reports filed subsequent to the Original Filing. The Company will also be filing amendments to its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and, June 30, 2018 to address such matters and to reflect the conclusions of management that internal control over financial reporting and disclosure controls and procedures were not effective as of the end of the period covered by each report.

* * *

PART I
ITEM 1A.    RISK FACTORS

You should carefully consider the risks and uncertainties we describe below and the other information contained in our periodic reports before deciding to invest in, sell or retain shares of our common stock. These are not the only risks and uncertainties that we face. Other sections of this report may discuss factors that could adversely affect our business. The retail industry is highly competitive and subject to rapid change. There may be additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, which may also harm our business or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations and liquidity could be materially harmed.

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

New Risk Factor in this Amendment No. 1

We have identified a material weakness in our internal control over financial reporting, which, if not fully remediated in a timely manner, could result in material misstatements in our financial statements. As disclosed in Part II, Item 9A, “Controls and Procedures,” we have identified a material weakness in our internal control over financial reporting related to certain control deficiencies in our information technology general controls as a result of ineffective risk assessment relative to certain of our processes and procedures. A “material weakness” refers to a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, we concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2017. As of November 8, 2018, management of the Company believes that it has implemented remediation measures sufficient to have fully remediated the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2017; however, we cannot guarantee that these steps have been or will be sufficient to remediate the deficiencies or that we will not have a material weakness in the future. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses arise in the future, our interim or annual financial statements may contain material misstatements or omissions and we could be required to restate our financial results.

PART II

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is incorporated herein by reference to the consolidated financial statements listed in response to Item 15 of Part IV of this Amendment No. 1 to our Annual Report on Form 10-K.

ITEM 9A.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of our fiscal year. Previously, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the fiscal year covered by our Annual Report on Form 10-K. Subsequent to the filing of our Form 10-K for the period ended December 31, 2017, as a result of an inspection by the Public Company Accounting Oversight Board of our independent public accounting firm, EisnerAmper LLP (“Eisner”), relating to its audit of the Company, Eisner asked us to re-evaluate certain internal controls related to information technology general controls for information systems that are relevant to the preparation of financial statements. As a result of this re-evaluation, our Chief Executive Officer and Chief Financial Officer have subsequently concluded that a material weakness in our internal control over financial reporting was present and that our disclosure controls and procedures were not effective as of December 31, 2017.
As a result of the material weakness identified, we performed additional analysis and other post-closing procedures intended to ensure our consolidated financial statements were prepared in accordance with U.S. GAAP. Notwithstanding the material weakness in our internal control over financial reporting, management has concluded that the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2017, fairly present in all material respects our financial position, results of operations and cash flows as of, and for, the periods presented. Eisner’s report on the Company’s consolidated financial statements appears in this Amendment No. 1 to the December 31, 2017 Annual Report on Form 10-K/A.
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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2017, of our internal control over financial reporting based on the framework and criteria established in the 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis.

We did not design and implement effective control over risk assessment with regard to certain processes and procedures commensurate with our financial reporting requirements which we determined to be a material weakness. Specifically, we did not design and maintain adequate information technology general controls (ITGCs) for information systems that are relevant to the preparation of financial statements in the following areas:

•
administrative user access to the Company’s wholesale, retail and operating systems to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data; and

•
program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records were tested, approved and implemented appropriately.

This material weakness could impact the effectiveness of IT-dependent controls, such as automated controls that address the risk of a material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports, and result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Eisner, and their opinion is stated in their report which is included in this Amendment No. 1 to the December 31, 2017 Annual Report on Form 10-K/A.

Remediation of Material Weakness

As of the date of this Amendment No. 1, management believes that it has implemented measures sufficient to fully remediate each of the deficiencies resulting in the material weakness. Specific remedial actions undertaken by management have included, without limitation:

•	rationalizing access privileges for all system users;

•	documenting the assignment of access privileges and the rationale for allowing access for each authorized user;

•	implementing controls that require the periodic re-evaluation of user access privileges, including administrative access; and

•	enhancing system monitoring controls to confirm the adequacy of program change management controls.

However, remedial controls must operate for a sufficient period of time for a definitive conclusion, through testing, that the deficiencies have been fully remediated and, as such, we can give no assurance that the measures we have undertaken have fully remediated the material weakness that we have identified or that additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes that management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Dated: November 9, 2018

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steven Madden, Ltd. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and Subsidiaries (the “Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 (November 9, 2018 as to the effects of the material weakness described in Management’s Annual Report on Internal Control Over Financial Reporting), expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1995.

/s/ EisnerAmper LLP

EISNERAMPER LLP
New York, New York
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steven Madden, Ltd. and Subsidiaries

Opinion on the Internal Control over Financial Reporting

We have audited Steven Madden, Ltd. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, Steven Madden, Ltd. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

In our report dated March 1, 2018, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in the risk assessment process specific to certain information technology general controls for information systems that are relevant to the preparation of financial statements has been identified and included in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of the audit tests applied in our audit of the December 31, 2017 financial statements, and this report does not affect our report dated March 1, 2018 on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of Steven Madden, Ltd. and Subsidiaries’ as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and our report dated March 1, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP
New York, New York
March 1, 2018 (November 9, 2018 as to the effects of the material weakness)

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

21.01	Subsidiaries of the Registrant†
23.01	Consent of EisnerAmper LLP†
24.01	Power of Attorney (included on the signature page of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 1, 2018)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
99.01	Press Release, dated February 27, 2018, issued by Steven Madden, Ltd.†
101
The following materials from Steven Madden, Ltd.'s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

†	Filed herewith.

#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(b) of this Annual Report on Form 10-K/A.

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