Form 10-Q/A
period 2018-03-31
STEVEN MADDEN, LTD.
filed 2018-11-09
CIK 913241

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

STEVEN MADDEN, LTD.
FORM 10-Q/A
QUARTERLY REPORT
March 31, 2018

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q for the period ended March 31, 2018 (the “Original Filing”) of Steven Madden, Ltd. (the “Company”). The purpose of this Amendment No. 1 is to revise the disclosure in the Original Filing on the effectiveness of our disclosure controls and procedures and the disclosure on our internal control over financial reporting contained in Part I, Item 4 to reflect management’s conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective at March 31, 2018 due to a material weakness identified subsequent to the issuance of the Original Filing. This Amendment No. 1 in no way revises or restates the Company's consolidated financial statements included in the Original Filing.

Subsequent to the Company’s filing of its Annual Report on Form 10-K (the “10-K”) and the Original Filing, as the result of an inspection by the Public Company Accounting Oversight Board of the audit of our Company by EisnerAmper LLP, our independent public accounting firm (“Eisner”), Eisner asked us to re-evaluate certain internal controls related to information technology general controls for information systems that are relevant to the preparation of financial statements. As the result of this re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have subsequently concluded that a material weakness in our internal control over financial reporting was present and that our disclosure controls and procedures were not effective as of December 31, 2017.

Management’s subsequent determination that a material weakness existed in the Company’s internal control over financial reporting did not result in a restatement of the Company’s consolidated financial statements included in our 10-K or included in the Original Filing, and accordingly, the Company’s management has concluded that the consolidated financial statements and other financial information included in our 10-K and the Original Filing fairly present in all material respects the Company’s financial condition, results of operations, and cash flows as of, and for, the periods presented. However, based on the foregoing, both management’s assessment and Eisner’s report on internal control over financial reporting as of December 31, 2017, included in our 10-K and management’s assessment included in the Original Filing should no longer be relied upon and the Company’s management has determined that, in light of the material weakness, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2017, March 31, 2018, June 30, 2018, and September 30, 2018. Eisner’s Report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2018 appears in Part II, Item 8 of the Company’s Amendment No. 1 on Form 10-K/A filed for the fiscal year ended December 31, 2017.

Other than as described above and the inclusion with this Amendment No. 1 of new certifications by management and related amendments to the List of Exhibits contained in Part II, Item 6 of the Original Filing, the Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Additionally, there have been no changes to the XBRL data filed in Exhibit 101 of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our reports filed subsequent to the Original Filing.

* * *

PART I. FINANCIAL INFORMATION
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended March 31, 2018 covered by our Quarterly Report on Form 10-Q for such period (the “Quarterly Report”). Previously, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2018. Subsequent to the filing of our Form 10-K for the fiscal year ended December 31,

2017 and of the filing of our Quarterly Report, as a result of an inspection by the Public Company Accounting Oversight Board of our independent public accounting firm, EisnerAmper LLP (“Eisner”), relating to its audit of the Company, Eisner asked us to re-evaluate certain internal controls related to information technology general controls for information systems that are relevant to the preparation of financial statements. As a result of this re-evaluation, our Chief Executive Officer and Chief Financial Officer have subsequently concluded that a material weakness in our internal control over financial reporting was present and that our disclosure controls and procedures were not effective as of December 31, 2017 and March 31, 2018.

As a result of the material weakness identified, we performed additional analysis and other post-closing procedures intended to ensure our consolidated financial statements were prepared in accordance with U.S. GAAP. Notwithstanding the material weakness in our internal control over financial reporting, management has concluded that the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2017 as well as the consolidated financial statements and related notes thereto included in our Quarterly Report for the period ended March 31, 2018, fairly present in all material respects our financial position, results of operations and cash flows as of, and for, the periods presented. The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Eisner, and their opinion is stated in their report which is included in our Amendment No. 1 to the December 31, 2017 Annual Report on Form 10-K/A.
Management’s Report on Internal Control Over Financial Reporting

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our quarter ended March 31, 2018, of our internal control over financial reporting based on the framework and criteria established in the 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2018. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis.

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

Remediation of Material Weakness

As of the date of this Amendment No. 1 to our Quarterly Report for the period ended March 31, 2018, management believes that it has implemented measures sufficient to fully remediate each of the deficiencies resulting in the material weakness. Specific remedial actions undertaken by management have included, without limitation:

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

10.1
Amendment No. 8 to Employment Agreement, dated as of April 20, 2018, between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 26, 2018)#

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 6 of this Quarterly Report on Form 10-Q/A.
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

The XBRL (Extensible Business Reporting Language) for the following materials was filed previously with the Quarterly Report on form 10-Q originally filed on May 9, 2018: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 6 of this Quarterly Report on Form 10-Q/A.
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

The XBRL (Extensible Business Reporting Language) for the following materials was filed previously with the Quarterly Report on form 10-Q originally filed on May 9, 2018: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.