Form 10-Q
period 2018-09-30
STEVEN MADDEN, LTD.
filed 2018-11-09
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Yes  ☐   No ☒

As of November 8, 2018, the latest practicable date, there were 87,454,640 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2018	December 31, 2017	September 30, 2017
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$172,537	$181,214	$92,080
Accounts receivable, net of allowances of $1,380, $1,973, and $1,328	49,260	39,473	49,266
Factor accounts receivable	282,789	201,436	287,934
Inventories	147,491	110,324	124,117
Marketable securities – available for sale	57,896	64,027	50,976
Prepaid expenses and other current assets	24,056	19,538	26,061
Prepaid taxes	19,910	29,506	18,560
Total current assets	753,939	645,518	648,994
Note receivable – related party	2,018	2,289	2,378
Property and equipment, net	65,472	71,498	73,922
Deposits and other	1,980	2,121	4,835
Marketable securities – available for sale	—	29,523	33,839
Deferred taxes	6,381	6,370	1,813
Goodwill – net	148,956	148,538	153,974
Intangibles – net	146,313	151,304	151,648
Total Assets	$1,125,059	$1,057,161	$1,071,403
LIABILITIES
Current liabilities:
Accounts payable	$94,636	$66,955	$102,906
Accrued expenses	113,325	120,624	97,088
Income taxes payable	—	1,566	—
Contingent payment liability – current portion	—	7,000	1,889
Accrued incentive compensation	8,569	10,467	9,397
Total current liabilities	216,530	206,612	211,280
Contingent payment liability	3,000	3,000	21,161
Deferred rent	15,707	16,033	15,998
Deferred taxes	3,602	3,602	18,740
Other liabilities	19,023	18,982	1,223
Total Liabilities	257,862	248,229	268,402
Commitments, contingencies and other (Note N)
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 131,875, 130,959 and 130,551 shares issued, 87,407, 88,047 and 88,599 shares outstanding	6	6	6
Additional paid-in capital	418,864	390,723	380,435
Retained earnings	1,217,200	1,135,701	1,111,105
Accumulated other comprehensive loss	(27,424)	(25,613)	(22,675)
Treasury stock 44,468, 42,912 and 41,952 shares at cost	(748,876)	(697,996)	(671,810)
Total Steven Madden, Ltd. stockholders’ equity	859,770	802,821	797,061
Noncontrolling interest	7,427	6,111	5,940
Total stockholders’ equity	867,197	808,932	803,001
Total Liabilities and Stockholders’ Equity	$1,125,059	$1,057,161	$1,071,403

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$458,482	$441,193	$1,243,249	$1,181,728
Cost of sales	283,265	275,302	779,525	743,723
Gross profit	175,217	165,891	463,724	438,005
Commission and licensing fee income – net	4,994	4,746	10,897	10,838
Operating expenses	110,007	105,194	326,276	310,725
Income from operations	70,204	65,443	148,345	138,118
Interest and other income – net	872	564	2,502	1,956
Income before provision for income taxes	71,076	66,007	150,847	140,074
Provision for income taxes (Note J)	14,757	21,181	32,885	45,703
Net income	56,319	44,826	117,962	94,371
Less: net income attributable to noncontrolling interest	756	596	1,316	1,019
Net income attributable to Steven Madden, Ltd.	$55,563	$44,230	$116,646	$93,352

Basic net income per share	$0.68	$0.54	$1.43	$1.13

Diluted net income per share	$0.64	$0.51	$1.35	$1.07

Basic weighted average common shares outstanding	81,727	82,356	81,832	82,935
Effect of dilutive securities – options/restricted stock	4,847	4,271	4,441	3,906
Diluted weighted average common shares outstanding	86,574	86,627	86,273	86,841

Cash dividends declared per common share	$0.13	$—	$0.40	$—

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax (expense)	After-tax amounts
Net income			$56,319			$117,962
Other comprehensive income/(loss):
Foreign currency translation adjustment	$1,585	$—	1,585	$(2,697)	$—	(2,697)
(Loss)/gain on cash flow hedging derivatives	(476)	114	(362)	1,062	(255)	807
Unrealized gain on marketable securities	29	(7)	22	104	(25)	79
Total other comprehensive income/(loss)	$1,138	$107	1,245	$(1,531)	$(280)	(1,811)

Comprehensive income			57,564			116,151
Comprehensive income attributable to noncontrolling interests			756			1,316
Comprehensive income attributable to Steven Madden, Ltd.			$56,808			$114,835

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$44,826			$94,371
Other comprehensive income:
Foreign currency translation adjustment	$3,708	$—	3,708	$9,545	$—	9,545
(Loss) on cash flow hedging derivatives	(362)	134	(228)	(1,102)	408	(694)
Unrealized gain on marketable securities	46	(17)	29	357	(132)	225
Total other comprehensive income	$3,392	$117	3,509	$8,800	$276	9,076

Comprehensive income			48,335			103,447
Comprehensive income attributable to noncontrolling interests			596			1,019
Comprehensive income attributable to Steven Madden, Ltd.			$47,739			$102,428

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$117,962	$94,371
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	15,340	15,680
Depreciation and amortization	17,169	15,688
Loss on disposal of fixed assets	24	924
Deferred taxes	1,960	(190)
Accrued interest on note receivable - related party	(35)	(41)
Deferred rent (benefit)/expense	(326)	1,420
Realized loss/(gain) on sale of marketable securities	182	(52)
Changes in fair value on contingent liability	—	(589)
Bad debt expense from bankruptcy of a customer	—	7,970
Changes, net of acquisitions, in:
Accounts receivable	(9,787)	10,819
Factor accounts receivable	(81,353)	(143,766)
Notes receivable - related party	307	307
Inventories	(37,167)	8,405
Prepaid expenses, prepaid taxes, deposits and other	5,234	4,211
Accounts payable and accrued expenses	18,816	19,825
Accrued incentive compensation	(1,898)	1,437
Other liabilities	39	(1,409)
Net cash provided by operating activities	46,467	35,010

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(17,396)
Capital expenditures	(8,164)	(11,710)
Purchases of marketable securities	(42,531)	(39,142)
Repayment of notes receivable	—	221
Maturity/sale of marketable securities	76,373	67,432
Net cash provided by/(used in) investing activities	25,678	(595)

Cash flows from financing activities:
Proceeds from exercise of stock options	12,801	11,312
Payment of contingent liability	(7,000)	(7,359)
Common stock purchased for treasury	(50,881)	(73,226)
Cash dividends paid on common stock	(35,147)	—
Net cash (used in) financing activities	(80,227)	(69,273)
Effect of exchange rate changes on cash and cash equivalents	(595)	823
Net (decrease) in cash and cash equivalents	(8,677)	(34,035)
Cash and cash equivalents – beginning of period	181,214	126,115
Cash and cash equivalents – end of period	$172,537	$92,080

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2018
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2018 presentation and to reflect the three-for-two stock split (see Note B). The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2017 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 1, 2018 and Amendment No. 1 on Form 10-K/A filed with the SEC on November 9, 2018.

Note B – Stock Split
On September 17, 2018, the Company announced that on September 11, 2018 its Board of Directors declared a three-for-two stock split of the Company's outstanding shares of common stock, effected in the form of a stock dividend on the Company's outstanding common stock. Stockholders of record at the close of business on October 1, 2018 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on that date. The additional shares were distributed on October 11, 2018. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives effect to this stock split, applied retroactively.
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
Significant areas involving management estimates include variable consideration included in revenue, allowances for bad debts, inventory valuation, valuation of intangible assets, litigation reserves and contingent payment liabilities. The Company estimates variable consideration on trade accounts receivables and factor receivables for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance-related deductions that relate to the current period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by management to estimate the amount of the anticipated customer allowance.

Note D – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of September 30, 2018 and 2017, no borrowings were outstanding on the credit facility. As of September 30, 2018 and 2017, there were open letters of credit of $812 and $447, respectively. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2018
($ in thousands except share and per share data)

Note E – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to four years at the time of purchase. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three and nine months ended September 30, 2018 and 2017, the amortization of bond premiums totaled $175 and $557 compared to $219 and $771, respectively. The value of these securities may fluctuate as a result of changes in market interest rates and credit risk. The schedule of maturities at September 30, 2018 and December 31, 2017 is as follows:

	Maturities as of September 30, 2018		Maturities as of December 31, 2017
	1 Year or Less	1 to 4 Years	1 Year or Less	1 to 4 Years
Corporate bonds	$26,451	$—	$11,979	$29,523
Certificates of deposit	31,445	—	52,048	—
Total	$57,896	$—	$64,027	$29,523
For the three and nine months ended September 30, 2018, losses of $0 and $182 were reclassified from accumulated other comprehensive income and recognized in the income statement in interest and other income compared to gains of $24 and $52 for the comparable periods in 2017. For the nine months ended September 30, 2018, current marketable securities included unrealized losses of $113 and no non-current marketable securities were held by the Company. For the comparable period in 2017, current marketable securities included unrealized gains of $4 and unrealized losses of $93 while non-current marketable securities included unrealized gains of $37 and unrealized losses of $29.
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
September 30, 2018
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

The Company’s financial assets and liabilities subject to fair value measurements as of September 30, 2018 and December 31, 2017 are as follows:

		September 30, 2018
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$89,782	$89,782	$—	$—
Current marketable securities – available for sale	57,896	57,896	—	—
Forward contracts	262	—	262	—
Total assets	$147,940	$147,678	$262	$—
Liabilities:
Contingent consideration	$3,000	$—	$—	$3,000
Total liabilities	$3,000	$—	$—	$3,000

		December 31, 2017
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$58,436	$58,436	$—	$—
Current marketable securities – available for sale	64,027	64,027	—	—
Long-term marketable securities – available for sale	29,523	29,523	—	—
Total assets	$151,986	$151,986	$—	$—
Liabilities:
Contingent consideration	$10,000	$—	$—	$10,000
Forward contracts	783	—	783	—
Total liabilities	$10,783	$—	$783	$10,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2018
($ in thousands except share and per share data)

Note F – Fair Value Measurement (continued)

Our level 3 balance consists of contingent consideration related to an acquisition. The changes in our level 3 liabilities for the periods ended September 30, 2018 and December 31, 2017 are as follows:

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
September 30, 2018
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

Retail Segment. The Company owns and operates 210 retail stores throughout the United States, Canada, Mexico, South Africa, and China, including seven e-commerce sites. The Company generates revenue through the sale of branded footwear and accessories directly to the consumer. The Company's revenue associated with Retail sales is recognized at the time of the point of sale when the customer takes control of the goods and payment is received.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2018
($ in thousands except share and per share data)

Note G – Revenue Recognition (continued)

First Cost Segment. The Company earns commissions for serving as a buying agent for footwear products under private labels and certain owned brands for many of the large mass-market merchandisers, shoe chains and other mid-tier retailers. As a buying agent, the Company utilizes its expertise and relationships with shoe manufacturers to facilitate the production of private label shoes to customer specifications. The Company’s commission revenue also includes fees charged for its design and product development services provided to certain suppliers. The Company satisfies its performance obligation to its customers by performing the services in buyer agency agreements and thereby earning its commission fee at the point in time when the customer’s freight forwarder takes control of the goods. The Company satisfies its performance obligation with the suppliers and earns its design fee from the factory at the point in time when the customer’s freight forwarder takes control of the goods.

Licensing Segment. The Company licenses various trademarks it owns under licensing agreements for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, men’s leather accessories, women's and children's apparel, swimwear, stationary and household goods. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee, both of which are based on the higher of a minimum or actual net sales percentage as defined in the various agreements. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and receivable on a quarterly basis. The Company recognizes licensing revenue over the period of time in which the license is provided to the benefit of the licensee.

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

Rights of Return

The Company’s Retail segment accepts returns within 30 days from the date of sale for unworn merchandise which the Company is able to re-sell through the channel. The Company does not accept returns as a normal business practice from its branded and private label wholesale customers except for our cold weather accessories business and our Blondo and Kate Spade brands product lines. The Company estimates returns based on historical experience and current market conditions. Such amounts have historically not been material.
Note H – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase, most recently on July 28, 2017 when the Board of Directors approved the extension of the Share Repurchase Program for an additional $200,000 in repurchases of the Company's common stock. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the nine months ended September 30, 2018, an aggregate of 1,471,848 shares of the Company's common stock were repurchased under the Share

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2018
($ in thousands except share and per share data)

Note H – Share Repurchase Program (continued)

Repurchase Program, at a weighted average price per share of $32.79, for an aggregate purchase price of approximately $48,264. As of September 30, 2018, approximately $132,597 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. During the nine months ended September 30, 2018, an aggregate of 83,594 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, at an average price per share of $31.29, for an aggregate purchase price of approximately 2,617.

Note I – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 5,891,000 and 5,886,000 shares for the three and nine months ended September 30, 2018, respectively, compared to 6,327,000 and 6,345,000 shares for the three and nine months ended September 30, 2017, respectively. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three and nine months ended September 30, 2018, approximately 0 and 102,000 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share as compared to 0 and 75,000 shares that were excluded for the three and nine months ended September 30, 2017, as the result would have been antidilutive. For the three and nine months ended September 30, 2018 and 2017, all unvested restricted stock awards were dilutive.

Note J – Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2018 and 2017, respectively, is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income before provision for income taxes	$71,076	$66,007	$150,847	$140,074
Provision for income taxes	$14,757	$21,181	$32,885	$45,703
Effective tax rate	20.8%	32.1%	21.8%	32.6%

The primary difference between the Company’s effective tax rates for the three and nine months ended September 30, 2018 and 2017 is due to the reduction of the US statutory tax rate from 35% to 21%, which was a result of the Tax Cuts and Jobs Act (the “Tax Cuts Act”). The effective tax rate may vary significantly due to fluctuations in the amount and source, including both foreign and domestic, of pretax income and changes in amounts of non-deductible expenses and other items that could impact the effective tax rate.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2018
($ in thousands except share and per share data)

Note J – Income Taxes (continued)

Provisional amounts in effective rate

The Tax Cuts Act, which was enacted on December 22, 2017, reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign sourced earnings, and repeals certain performance based compensation exceptions. We are applying the guidance in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the Tax Cuts Act. At September 30, 2018, we have not completed our accounting for all of the tax effects of the Tax Cuts Act. The Company expects to complete its assessment of these items within the measurement period, and any adjustments to the provisional amounts initially recorded will be included as an adjustment to income tax expense or benefit in the period in which the amounts are determined.

Foreign tax effects

Transition Tax: The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") which we had deferred from U.S. income taxes under previous U.S. law. We originally recorded a provisional amount for our one-time transition tax liability attributable to our foreign subsidiaries, resulting in a transition tax liability of $21,994 recorded in other liabilities at December 31, 2017. At this time, we are further analyzing the current estimate of our transition tax calculation to finalize it no later than the fourth quarter of 2018. As of September 30, 2018, the Company continues to have provisional amounts recorded for the one-time transition tax liability for which overpayments of 2017 tax payments have been offset against the one-time transition tax liability at September 30, 2018. As we continue to refine our E&P analysis, we will refine our calculations of the one-time transition tax, which could affect the measurement of this liability. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
Note K – Equity-Based Compensation

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

Common stock authorized	35,199,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(33,861,447)
Common stock available for grant of stock-based awards as of September 30, 2018	1,337,553

Total equity-based compensation for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock	$3,937	$3,902	$12,075	$12,540
Stock options	1,168	1,005	3,265	3,140
Total	$5,105	$4,907	$15,340	$15,680

Equity-based compensation is included in operating expenses on the Company’s condensed consolidated statements of income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2018
($ in thousands except share and per share data)

Note K – Equity-Based Compensation (continued)

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from stock options exercised	$1,686	$5,663	$12,801	$11,312
Intrinsic value of stock options exercised	$1,258	$1,220	$6,737	$4,729

During the three and nine months ended September 30, 2018, options to purchase approximately 132,304 shares of common stock with a weighted average exercise price of $30.25 and options to purchase approximately 698,732 shares of common stock with a weighted average exercise price of $25.68 vested, respectively. During the three and nine months ended September 30, 2017, options to purchase approximately 84,533 shares of common stock with a weighted average exercise price of $23.15 and options to purchase approximately 523,545 shares of common stock with a weighted average exercise price of $22.23 vested, respectively. As of September 30, 2018, there were unvested options relating to 1,718,970 shares of common stock outstanding with a total of $8,883 of unrecognized compensation cost and an average vesting period of 2.8 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the nine months ended September 30, 2018 and 2017:

	2018	2017
Volatility	25.1% to 27.2%	23.0% to 26.4%
Risk free interest rate	2.1% to 2.7%	1.5% to 2.0%
Expected life in years	3.4 to 4.9	3.4 to 5.0
Dividend yield	1.7%	0.0%
Weighted average fair value	$6.52	$5.94

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2018
($ in thousands except share and per share data)

Note K – Equity-Based Compensation (continued)

Activity relating to stock options granted under the Company’s plans and outside the plans during the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	2,848,000	$23.87
Granted	576,000	32.40
Exercised	(581,000)	22.03
Forfeited	(23,000)	22.59
Outstanding at September 30, 2018	2,820,000	$26.00	4.9 years	$26,128
Exercisable at September 30, 2018	1,101,000	$24.72	4.0 years	$11,607

Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2018 and 2017:

	2018		2017
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1,	5,873,000	$17.37	6,287,000	$17.29
Granted	372,000	31.47	389,000	24.92
Vested	(294,000)	23.79	(320,000)	22.17
Forfeited	(71,000)	25.61	(51,000)	23.39
Non-vested at September 30,	5,880,000	$17.84	6,305,000	$17.46

As of September 30, 2018, the Company had $59,527 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average of 4.8 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

On June 18, 2018, pursuant to an employment agreement between the Company and its Creative and Design Chief, Steven Madden, Mr. Madden was granted an option to purchase 225,000 shares of the Company's common stock at an exercise price of $35.95 per share, which option is exercisable in equal quarterly installments commencing on September 18, 2018. As of September 30, 2018, 1,068,750 shares remain unvested.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2018
($ in thousands except share and per share data)

Note L – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of September 30, 2018:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2018	$84,862	$49,324	$14,352	$148,538
Translation and other	220	—	198	418
Balance at September 30, 2018	$85,082	$49,324	$14,550	$148,956
The following table details identifiable intangible assets as of September 30, 2018:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$9,220	$5,942	$—	$3,278
Customer relationships	10 years	47,019	27,053	—	19,966
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,440	—	—
Re-acquired right	2 years	4,200	4,200	—	—
Other	3 years	14	14	—	—
		68,493	45,249	—	23,244
Re-acquired right	indefinite	35,200	8,419	—	26,781
Trademarks	indefinite	100,333	—	4,045	96,288
		$204,026	$53,668	$4,045	$146,313

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

The estimated future amortization expense of purchased intangibles as of September 30, 2018 is as follows:

2018 (remaining three months)	$1,126
2019	4,432
2020	3,627
2021	2,042
2022	1,523
Thereafter	10,494
$23,244

Note M – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of September 30, 2018, the

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2018
($ in thousands except share and per share data)

Note M – Derivative Instruments (continued)

fair value of the Company's foreign currency derivatives, which is included on the condensed consolidated balance sheets in other assets, is $262. As of September 30, 2018, $177 of gains related to cash flow hedges are recorded in accumulated other comprehensive income, net of taxes and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of September 30, 2017, $503 of losses related to cash flow hedges were recorded in accumulated other comprehensive loss, net of taxes. As of September 30, 2018, the Company's hedging activities was considered effective and, thus, no ineffectiveness from hedging activities were recognized in the condensed consolidated statements of income. For the three and nine months ended September 30, 2018, losses of $13 and $39 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales, as compared to gains of $17 and losses of $26 for the three and nine months ended September 30, 2017.

Note N – Commitments, Contingencies and Other
Future Minimum Royalty Payments:

The Company has minimum commitments related to the Company’s license agreements. The Company sources, distributes, advertises and sells pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of sales, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels are achieved.  As of September 30, 2018 the Company had future minimum royalty payments of $55,246.
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
September 30, 2018
($ in thousands except share and per share data)

Note O – Operating Segment Information (continued)

jewelry, watches, bedding, luggage, stationery, umbrellas, and household goods. The Licensing segment also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of women's and children’s outerwear and swimwear.

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2018
Net sales to external customers	$297,266	$91,278	$388,544	$69,938	$—	$—	$458,482
Gross profit	103,380	29,806	133,186	42,031	—	—	175,217
Commissions and licensing fees – net	—	—	—		2,390	2,604	4,994
Income/(loss) from operations	53,286	14,001	67,287	(2,077)	2,390	2,604	70,204
Segment assets	$777,027	$204,165	981,192	122,635	21,232	—	1,125,059
Capital expenditures			$1,899	$1,014	$—	$—	$2,913
September 30, 2017
Net sales to external customers	$300,565	$76,365	$376,930	$64,263	$—	$—	$441,193
Gross profit	102,891	24,877	127,768	38,123	—	—	165,891
Commissions and licensing fees – net	—	—	—	—	2,028	2,718	4,746
Income/(loss) from operations	52,366	10,301	62,667	(1,970)	2,028	2,718	65,443
Segment assets	$790,405	$139,852	930,257	128,198	12,948	—	1,071,403
Capital expenditures			$1,348	$2,690	$—	$—	$4,038

As of and for the nine months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2018
Net sales to external customers	$824,456	$216,648	$1,041,104	$202,145	$—	$—	$1,243,249
Gross profit	272,624	69,466	342,090	121,634	—	—	463,724
Commissions and licensing fees – net	—	—	—	—	3,881	7,016	10,897
Income/(loss) from operations	120,579	22,927	143,506	(6,058)	3,881	7,016	148,345
Segment assets	$777,027	$204,165	981,192	122,635	21,232	—	1,125,059
Capital expenditures			$4,671	$3,493	$—	$—	$8,164
September 30, 2017
Net sales to external customers	$799,837	$195,804	$995,641	$186,087	$—	$—	$1,181,728
Gross profit	263,368	62,349	325,717	112,288	—	—	438,005
Commissions and licensing fees – net	—	—	—	—	4,864	5,974	10,838
Income/(loss) from operations	110,791	19,603	130,394	(3,114)	4,864	5,974	138,118
Segment assets	$790,405	$139,852	930,257	128,198	12,948	—	1,071,403
Capital expenditures			$3,800	$7,910	$—	$—	$11,710

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2018
($ in thousands except share and per share data)

Note O – Operating Segment Information (continued)

Revenues by geographic area for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Domestic (a)	$393,068	$388,350	$1,090,561	$1,061,867
International	65,414	52,843	152,688	119,861
Total	$458,482	$441,193	$1,243,249	$1,181,728
(a) Includes revenues of $69,078 and $259,766 for the three and nine months ended September 30, 2018, respectively, and $87,662 and $258,603 for the comparable periods in 2017 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our international business.

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

Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance is effective for the Company on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. While the Company is currently

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2018
($ in thousands except share and per share data)

Note P – Recent Accounting Pronouncements (continued)

assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This new guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance is effective for the Company beginning on January 1, 2020, with early adoption permitted. Certain disclosures in the new guidance will need to be applied on a retrospective basis and others on a prospective basis. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU 2016-02"), "Leases," as amended, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases with terms longer than twelve months, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.
The Company expects to adopt the new standard on the effective date January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company will continue to apply ASC840, including disclosure requirements, in the comparative periods in the year the Company adopts the new guidance.
The new standard provides a number of optional practical expedients. The Company expects to elect the package of three practical expedients. As such, the Company will not reassess whether expired or existing contracts are or contain a lease; will not need to

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2018
($ in thousands except share and per share data)

Note P – Recent Accounting Pronouncements (continued)

reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company expects not to elect the hindsight practical expedient and the land easement practical expedient; the latter not being applicable to the Company.
The Company expects that this standard will have a material effect on our financial statements. While the Company continues to assess all of the effects of adoption, the Company believes the most significant effects relate to: the recognition of new right of use assets and lease liabilities on our balance sheet for primarily real estate operating leases; and providing significant new disclosures about our leasing activities. The Company does not expect a significant change in our leasing activities between now and adoption.
On adoption, the Company currently expects to recognize additional operating liabilities ranging from $200,000 to $250,000, with corresponding right of use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, adjusted for prepaid or accrued rent, as applicable.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2018
($ in thousands except share and per share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the three and nine month periods ended September 30, 2018 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
All references in this Quarterly Report to "we," "our," "us" and the "Company," refer to Steven Madden, Ltd. and its subsidiaries unless the context indicates otherwise.
This Quarterly Report contains certain “forward-looking statements” as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, forward-looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in this Quarterly Report or our Annual Report on Form 10-K for the year ended December 31, 2017. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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
On September 17, 2018, the Company announced that on September 11, 2018 the Company's Board of Directors declared a three-for-two stock split of the Company's outstanding shares of common stock, effected in the form of a stock dividend on the Company's outstanding common stock. Stockholders of record at the close of business on October 1, 2018 received one additional share of Steven Madden. Ltd. common stock for every two shares of common stock owned on that date. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. The additional shares were distributed to the Company's stockholders on October 11, 2018. All share and per share data provided herein gives effect to this stock split, applied retroactively.

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

The table below reconciles these metrics to net income as presented in the condensed consolidated statements of income.

	Year-To-Date Period Ended ($ in thousands)
	September 30, 2018	December 31, 2017	September 30, 2017
Net Income	$117,962	$119,138	$94,371
Add back:
Provision for income taxes	32,885	53,189	45,703
Provision for legal charges	2,837	6,713	—
Provision for early lease termination charges	1,241	5,123	—
Schwartz & Benjamin amendment to the equity purchase agreement	—	(10,215)	—
Bad debt expense related to the Payless ShoeSource bankruptcy	—	5,470	7,500
Schwartz & Benjamin acquisition integration charges and related restructuring	1,787	3,639	1,255
Charges related to preferred interest investment	—	2,700	—
Impairment of Wild Pair trademark	—	1,000	—
Schwartz & Benjamin acquisition inventory fair value adjustment	—	591	1,654
Deduct:
Other (expense)/income - net*	(51)	(5)	52
Interest, net	2,553	2,548	1,904
Adjusted EBIT	154,210	184,805	148,527
Add back:
Depreciation and amortization	16,206	20,406	14,917
Loss on disposal of fixed assets	24	1,455	924
Adjusted EBITDA	$170,440	$206,666	$164,368
(*) Consists of realized (losses)/gains on marketable securities and foreign exchange (losses)/gains.

Executive Summary

Net sales for the quarter ended September 30, 2018 increased 3.9% to $458,482 from $441,193 in the same period of last year. Net income attributable to Steven Madden, Ltd. increased 25.6% to $55,563 in the third quarter of 2018 compared to $44,230 in the same period of last year. The effective tax rate for the third quarter of 2018 decreased to 20.8% compared to 32.1% in the third quarter of last year primarily due to the impact of the Tax Cuts and Jobs Act. Diluted earnings per share increased to $0.64 per share on 86,574 diluted weighted average shares outstanding compared to $0.51 per share on 86,627 diluted weighted average shares outstanding in the third quarter of last year.
Our inventory turnover (calculated on a trailing twelve-month average) for the quarters ended September 30, 2018 and 2017 was 8.3 times and 8.2 times, respectively. Our total company accounts receivable average collection remained consistent with the prior year at 63 days in the third quarter of 2018. As of September 30, 2018, we had $230,433 in cash, cash equivalents and marketable securities, no long-term debt and total stockholders’ equity of $867,197. Working capital increased to $537,409 as of September 30, 2018, compared to $437,714 on September 30, 2017.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended September 30,
($ in thousands)

	2018		2017
CONSOLIDATED:
Net sales	$458,482	100.0%	$441,193	100.0%
Cost of sales	283,265	61.8%	275,302	62.4%
Gross profit	175,217	38.2%	165,891	37.6%
Commission and licensing fee income – net of expenses	4,994	1.1%	4,746	1.1%
Operating expenses	110,007	24.0%	105,194	23.8%
Income from operations	70,204	15.3%	65,443	14.8%
Interest and other income – net	872	0.2%	564	0.1%
Income before income taxes	71,076	15.5%	66,007	15.0%
Net income attributable to Steven Madden, Ltd.	$55,563	12.1%	$44,230	10.0%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$297,266	100.0%	$300,565	100.0%
Cost of sales	193,886	65.2%	197,674	65.8%
Gross profit	103,380	34.8%	102,891	34.2%
Operating expenses	50,094	16.9%	50,525	16.8%
Income from operations	$53,286	17.9%	$52,366	17.4%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$91,278	100.0%	$76,365	100.0%
Cost of sales	61,472	67.3%	51,488	67.4%
Gross profit	29,806	32.7%	24,877	32.6%
Operating expenses	15,805	17.3%	14,576	19.1%
Income from operations	$14,001	15.3%	$10,301	13.5%

RETAIL SEGMENT:
Net sales	$69,938	100.0%	$64,263	100.0%
Cost of sales	27,907	39.9%	26,140	40.7%
Gross profit	42,031	60.1%	38,123	59.3%
Operating expenses	44,108	63.1%	40,093	62.4%
Loss from operations	$(2,077)	(3.0)%	$(1,970)	(3.1)%
Number of stores	210		202

FIRST COST SEGMENT:
Other commission income – net of expenses	$2,390	100.0%	$2,028	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$2,604	100.0%	$2,718	100.0%

Selected Financial Information
Nine Months Ended September 30,
($ in thousands)

	2018		2017
CONSOLIDATED:
Net sales	$1,243,249	100.0%	$1,181,728	100.0%
Cost of sales	779,525	62.7%	743,723	62.9%
Gross profit	463,724	37.3%	438,005	37.1%
Commission and licensing fee income – net of expenses	10,897	0.9%	10,838	0.9%
Operating expenses	326,276	26.2%	310,725	26.3%
Income from operations	148,345	11.9%	138,118	11.7%
Interest and other income – net	2,502	0.2%	1,956	0.2%
Income before income taxes	150,847	12.1%	140,074	11.9%
Net income attributable to Steven Madden, Ltd.	$116,646	9.4%	$93,352	7.9%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$824,456	100.0%	$799,837	100.0%
Cost of sales	551,832	66.9%	536,469	67.1%
Gross profit	272,624	33.1%	263,368	32.9%
Operating expenses	152,045	18.4%	152,577	19.1%
Income from operations	$120,579	14.6%	$110,791	13.9%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$216,648	100.0%	$195,804	100.0%
Cost of sales	147,182	67.9%	133,455	68.2%
Gross profit	69,466	32.1%	62,349	31.8%
Operating expenses	46,539	21.5%	42,746	21.8%
Income from operations	$22,927	10.6%	$19,603	10.0%

RETAIL SEGMENT:
Net sales	$202,145	100.0%	$186,087	100.0%
Cost of sales	80,511	39.8%	73,799	39.7%
Gross profit	121,634	60.2%	112,288	60.3%
Operating expenses	127,692	63.2%	115,402	62.0%
Loss from operations	$(6,058)	(3.0)%	$(3,114)	(1.7)%
Number of stores	210		202

FIRST COST SEGMENT:
Other commission income – net of expenses	$3,881	100.0%	$4,864	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$7,016	100.0%	$5,974	100.0%

In February 2018, the Board of Directors of the Company approved the initiation of the Company's quarterly cash dividend. The quarterly cash dividend of $0.13 per share (the per share cash dividend indicated having been adjusted for an October 11, 2018 three-for-two stock split) on the Company's outstanding shares of common stock was approved on July 30, 2018 and paid on September 28, 2018, to stockholders of record as of the close of business on September 18, 2018. The aggregate cash dividends paid for the quarter ended September 30, 2018 was $11,673. The aggregate cash dividends paid for the nine months ended September 30, 2018 was $35,147.

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Consolidated:
Net sales for the three months ended September 30, 2018 increased 3.9% to $458,482 compared to $441,193 in the same period of last year, with growth in the Wholesale Accessories and Retail segments. Gross margin increased to 38.2% from 37.6% in the prior year period. The increase of 0.6% in gross margin in the current period was driven by gross margin improvements in all business segments. Operating expenses increased in the third quarter of this year to $110,007 from $105,194 in the third quarter of last year. In the third quarter of 2018 and 2017 operating expenses included charges of $406 and $488, respectively, due to the integration of the Schwartz & Benjamin acquisition and related restructuring. Excluding these charges, operating expenses as a percentage of sales was 23.9% for the third quarter of 2018 compared to 23.7% in the third quarter of 2017. Commission and licensing fee income for the third quarter of 2018 increased to $4,994 compared to $4,746 achieved in the third quarter of 2017. The effective tax rate for the third quarter of 2018 decreased to 20.8% compared to 32.1% in the third quarter of last year. The decrease in effective tax rate is primarily due to the impact of the Tax Cuts and Jobs Act. Net income attributable to Steven Madden, Ltd. for the third quarter of 2018 increased to $55,563 compared to net income for the third quarter of 2017 of $44,230. Excluding the charges mentioned above, net income attributable to Steven Madden, Ltd. for the third quarter of 2018 increased to $55,867 as compared to $44,537 for the same period last year.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $297,266, or 64.8%, and $300,565, or 68.1%, of our total net sales for the third quarter of 2018 and 2017, respectively. The decrease in net sales in the current period is primarily related to the transition of the Company's business with one of its private label customers from the wholesale model to the buying agency model. Gross margin in the Wholesale Footwear segment was 34.8% for the third quarter of 2018 compared to 34.2% for the third quarter of 2017. Gross margin increased 0.6% resulting from a shift in customer mix and lower inventory close-outs. Operating expenses decreased to $50,094 in the third quarter of 2018 from $50,525 in the same period of last year. In the third quarter of 2018 and 2017, operating expenses included charges of $406 and $488, respectively, related to the integration of the Schwartz & Benjamin acquisition and related restructuring. Excluding these charges, operating expenses as a percentage of sales increased to 16.7% in the third quarter of 2018 compared to 16.6% in the same period of 2017. Income from operations increased to $53,286 in the third quarter of 2018, compared to $52,366 for the comparable period in 2017. Income from operations, excluding the expenses mentioned above, increased to $53,692 in the third quarter of 2018 compared to $52,854 for the same period last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $91,278, or 19.9%, and $76,365, or 17.3%, of total net sales for the Company in the third quarter of 2018 and 2017, respectively. The increase in net sales was primarily due to growth in private label and owned brand handbags. Gross margin in the Wholesale Accessories segment increased to 32.7% in the third quarter of this year from 32.6% in the same period in 2017. In the third quarter of 2018, operating expenses increased to $15,805 compared to $14,576 in the same period of last year. Income from operations for the Wholesale Accessories segment for the third quarter of 2018 was $14,001 compared to $10,301 for the same period of 2017.

Retail Segment:
In the third quarter of 2018, net sales from the Retail segment accounted for $69,938, or 15.3%, of our total net sales compared to $64,263, or 14.6%, of our total net sales in the same period last year, which represents a $5,675, or 8.8%, increase. The increase in net sales is primarily due to the net addition of 8 new stores from the prior year period and a 5.5% increase in comparable stores sales gain. We added 16 new stores and closed 8 stores during the twelve months ended September 30, 2018. As a result, we had 210 retail stores as of September 30, 2018 compared to 202 stores as of September 30, 2017. The 210 stores currently in operation include 141 Steve Madden® stores, 59 Steve Madden® outlet stores, 2 Steven® stores, 1 Superga® store and 7 e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the third quarter of 2018 and 2017) increased 5.5% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the third quarter of 2018, gross margin increased to 60.1% from 59.3% in the same period of 2017 primarily due to higher margins in the Company's internet business. In the third quarter of 2018, operating expenses increased to $44,108, or 63.1% of net sales, compared to $40,093, or 62.4% of net sales, in the third quarter of last year, primarily due to the net addition of 8 new stores. Loss from operations for the Retail segment was $2,077 in the third quarter of this year compared to $1,970 in the same period of last year.

First Cost Segment:
The First Cost segment, which includes net commission income and fees, increased to $2,390 for the third quarter of 2018 compared to $2,028 for the comparable period of 2017, primarily related to the transition of the Company's business with one of its private label customers from the wholesale model to the buying agency model.

Licensing Segment:
Net licensing income decreased to $2,604 for the third quarter of 2018 compared to $2,718 for the comparable period of 2017 primarily due to a decrease in royalties in connection with the licensing of our Steve Madden® and Betsey Johnson® trademarks.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Consolidated:
Net sales for the nine months ended September 30, 2018 increased 5.2% to $1,243,249 compared to $1,181,728 in the same period of last year due to growth in the Wholesale Footwear, Wholesale Accessories and Retail segments. Gross margin increased to 37.3% from 37.1% in the prior year period. Gross margin in the first nine months of 2017 included a non-cash expense of $1,654 associated with the purchase accounting fair value adjustment of inventory acquired in connection with the Schwartz & Benjamin acquisition. Excluding the non-cash expense in the prior year period, gross margin increased by 0.1% in the first nine months of 2018 compared to the same period last year. Operating expenses for the nine months ended September 30, 2018 increased to $326,276 from $310,725 in the same period last year. Operating expenses for the nine months ended September 30, 2018 included a charge of $2,837 related to legal charges, $1,787 related to Schwartz & Benjamin integration and restructuring and $1,241 related to closing the Cejon warehouse in Bayonne, NJ. Operating expenses for the nine months ended September 30, 2017 included charges related to the Payless Shoe Source bankruptcy of $7,500 and the integration of the Schwartz & Benjamin acquisition of $1,255. Excluding the impact of the aforementioned charges, operating expenses as a percentage of sales increased to 25.8% compared to 25.6% for the same period of 2017. Commission and licensing fee income for the nine months ended September 30, 2018 increased slightly to $10,897 compared to $10,838 achieved in the same period of 2017. The effective tax rate for the first nine months of 2018 decreased to 21.8% compared to 32.6% in the same period last year. The decrease is primarily due to the impact of the Tax Cuts and Jobs Act. Net income attributable to Steven Madden, Ltd. for the nine months ended September 30, 2018 increased to $116,646 compared to $93,352 in the same period last year. Excluding these charges discussed above, net income attributable to Steven Madden, Ltd. for the nine months ended September 30, 2018 increased to $122,048 compared to $101,753 for the corresponding period last year.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $824,456, or 66.3%, and $799,837, or 67.7%, of our total net sales for the nine months ended September 30, 2018 and 2017, respectively. The increase in net sales is primarily related to growth in the Company's international markets. Gross margin in the Wholesale Footwear segment increased to 33.1% for the nine months ended September 30, 2018 from 32.9% for the comparable period in 2017. Gross margin for the nine months ended September 30, 2017 included a charge of $1,654 associated with the purchase accounting fair value adjustment of inventory acquired in connection with the Schwartz & Benjamin acquisition. Excluding this charge, gross margin would remain unchanged from adjusted prior year gross margin of 33.1%. Operating expenses decreased to $152,045 in the first nine months of 2018 from $152,577 in the same period of last year. In the first nine months of 2018, operating expenses for this segment included charges of $2,837 for legal fees and $1,787 for Schwartz & Benjamin integration and restructuring costs. Operating expenses for the nine months ended September 30, 2017 included charges related to the Payless Shoe Source bankruptcy of $7,500 and the integration of the Schwartz & Benjamin acquisition of $1,255. Excluding these charges, operating expenses as a percentage of sales decreased to 17.9% in the nine months of 2018 compared to 18.0% in the same period of 2017. Income from operations for the Wholesale Footwear segment for the nine months ended September 30, 2018 increased 8.8% to $120,579 compared to $110,791 for the same period of 2017. Income from operations for the Wholesale Footwear segment, excluding the aforementioned charges, increased 3.3% to $125,203 for the nine months ended September 30, 2018 from $121,200 in the same period of 2017.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $216,648, or 17.4%, and $195,804, or 16.6%, of total net sales for the Company in the nine months ended September 30, 2018 and 2017, respectively. The increase in net sales is primarily attributable to growth in our private label handbag business. Gross margin in the Wholesale Accessories segment increased to 32.1% in the first nine months of this year from 31.8% in the same period in 2017 due to improvements in margin of the Company's private label business. In the nine months ended September 30, 2018, operating expenses increased to $46,539 compared to $42,746 in the same period of last year. Operating expenses in the current period include a charge of $1,241 in connection with closing the Cejon warehouse in Bayonne, NJ. Excluding this charge, operating expenses as a percentage of sales decreased to 20.9% in the first nine months of 2018 compared to 21.8% in the same period of 2017. Income from operations for the Wholesale Accessories segment for the nine months ended September 30, 2018 increased to $22,927 compared to $19,603 for the same period of 2017. Income from operations for the Wholesale Accessories segment, excluding the charge above, increased 23.3% to $24,168 for the first nine months of 2018 compared to $19,603 for the same period of last year.

Retail Segment:
For the nine months ended September 30, 2018, net sales from the Retail segment accounted for $202,145, or 16.3%, of our total net sales compared to $186,087, or 15.7%, of our total net sales in the same period last year, which represents a $16,058, or 8.6%, increase. The increase in net sales reflects the net addition of 8 new stores from the prior year coupled with a 2.1% gain in comparable store sales. We added 16 new stores and closed 8 stores during the twelve months ended September 30, 2018. As a result, we had 210 retail stores as of September 30, 2018 compared to 202 stores as of September 30, 2017. The 210 stores currently in operation include 141 Steve Madden® stores, 59 Steve Madden® outlet stores, 2 Steven® stores, 1 Superga® store and 7 e-commerce websites. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first nine months of 2018 and 2017) increased 2.1% on a constant currency basis when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the first nine months of 2018, gross margin decreased to 60.2% from 60.3% in the same period of 2017. In the nine months ended 2018, operating expenses increased to $127,692, or 63.2% of net sales, compared to $115,402, or 62.0% of net sales, in the same period of last year primarily due to the new store openings. Losses from operations for the Retail segment were $6,058 in the first nine months of this year compared to losses of $3,114 in the same period of last year.

First Cost Segment:
The First Cost segment, which includes net commission income and fees, decreased to $3,881 for the nine months ended September 30, 2018 compared to $4,864 for the comparable period of 2017 primarily due to changes in allocation of expenses to this segment.

Licensing Segment:
Net licensing income increased to $7,016 for the first nine months of 2018 compared to $5,974 for the comparable period of 2017 due to an increase in royalties in connection with the licensing of our Betsey Johnson® trademark.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Our primary source of liquidity is cash flows generated from our operations. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements, retail store expansion and remodeling and payment of dividends.
Cash, cash equivalents and short-term investments totaled $230,433 and $245,241 at September 30, 2018 and December 31, 2017, respectively. Of the total cash, cash equivalents and short-term investments at September 30, 2018, $160,543, or approximately 70%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2017, $135,884, or approximately 55%, was held in our foreign subsidiaries.

As of September 30, 2018, the Company has calculated $21,994 related to the one-time transition tax and related withholding tax expense on the deemed repatriation of cumulative foreign earnings under the Tax Cuts and Jobs Act, for which overpayments of 2017 tax payments have been offset against the one-time transition tax liability at September 30, 2018.
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by the Company or Rosenthal at any time with 60 days’ prior written notice. As of September 30, 2018 we had no borrowings against this credit facility.
As of September 30, 2018, we had working capital of $537,409, cash and cash equivalents of $172,537 and investments in marketable securities of $57,896.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $46,467 for the nine months ended September 30, 2018 compared to cash provided by operations of $35,010 in the same period of last year. The primary sources of cash were net income of $117,962 and an increase in accounts payable and accrued expenses. These cash sources were partially offset by uses of cash related to an increase in factor accounts receivable and inventories.
INVESTING ACTIVITIES
($ in thousands)

During the nine months ended September 30, 2018, we invested $42,531 in marketable securities and received $76,373 from the maturities and sales of marketable securities. We also made capital expenditures of $8,164, principally for systems enhancements, improvements to existing stores, leasehold improvements to office space, and new stores.
FINANCING ACTIVITIES
($ in thousands)
During the nine months ended September 30, 2018, net cash used in financing activities was $80,227, which consisted of share repurchases of $50,881, cash dividends paid of $35,147 and a contingent liability payment of $7,000 related to our Schwartz & Benjamin acquisition. These payments were partially offset by proceeds from the exercise of stock options of $12,801.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of September 30, 2018 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2018	2019-2020	2021-2022	2023 and after
Operating lease obligations	$233,472	$12,065	$83,438	$63,686	$74,283
Purchase obligations	88,556	88,556	—	—	—
Contingent payment liabilities	3,000	—	3,000	—	—
Future minimum royalty payments	55,246	2,516	32,585	16,520	3,625
Total	$380,274	$103,137	$119,023	$80,206	$77,908
At September 30, 2018, we had open letters of credit for the purchase of inventory of approximately $812.

Virtually all of our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a small and growing percentage located in Italy, Mexico, Vietnam and Cambodia and smaller volumes in Brazil, India, The Netherlands, The Dominican Republic, Spain and South Korea. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.
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
The Company has employment agreements with certain executive officers, which provide for the payment of compensation aggregating approximately $951 in the remainder of 2018, $2,590 in 2019 and $790 in 2020. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock options.
In connection with our acquisition of Schwartz & Benjamin on January 30, 2017, we are subject to a potential payment of $3,000 to the sellers of Schwartz & Benjamin contingent upon the non-cancellation of a certain license agreement through certain dates.
DIVIDENDS
In February 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.13 per share (the per share cash dividend indicated having been adjusted for an October 11, 2018 three-for-two stock split) on the Company’s outstanding shares of common stock. The dividend was paid on March 29, 2018, to stockholders of record as of the close of business on March 12, 2018. The total cash dividends paid for the three months ended March 31, 2018 was $11,758.
In April 2018, the Board of Directors of the Company declared an additional quarterly cash dividend of $0.13 per share (the per share cash dividend indicated having been adjusted for an October 11, 2018 three-for-two stock split) on the Company’s outstanding shares of common stock. The dividend was paid on June 29, 2018 to stockholders of record as of the close of business on June 12, 2018. The total cash dividends paid for the three months ended June 30, 2018 was $11,716.
In July 2018, the Board of Directors of the Company declared an additional quarterly cash dividend of $0.13 per share (the per share cash dividend indicated having been adjusted for an October 11, 2018 three-for-two stock split) on the Company’s outstanding shares of common stock. The dividend was paid on September 28, 2018 to stockholders of record as of the close of business on September 18, 2018. The total cash dividends paid for the three months ended September 30, 2018 was $11,673.
In October 2018, the Board of Directors of the Company declared an increase to the quarterly cash dividend to $0.14 per share on the Company’s outstanding shares of common stock. The dividend will be paid on December 31, 2018 to stockholders of record as of the close of business on December 21, 2018.
Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended September 30, 2018. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
Apart from the adoption of ASU 2014-09 (see Note G to the Condensed Consolidated Financial Statements included in this Quarterly Report), there have been no material changes to our critical accounting policies and the use of estimates from these disclosures reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018.

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
As of September 30, 2018, we held marketable securities valued at $57,896, which consist primarily of certificates of deposit and corporate bonds. The values of these securities may fluctuate as a result of changes in values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
In the first nine months of 2018, the Company entered into forward foreign exchange contracts totaling $36,564. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rate to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of September 30, 2018. As of September 30, 2018, a 10% appreciation or depreciation of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $1,770.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended September 30, 2018 covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Based on their evaluation as of September 30, 2018, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective because of the material weakness in our internal control over financial reporting described below. Notwithstanding the material weakness in our internal control over financial reporting as of September 30, 2018, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our quarter ended September 30, 2018, of our internal control over financial reporting based on the framework and criteria established in the 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of September 30, 2018. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis.

We did not design and implement effective control over risk assessment with regard to certain processes and procedures commensurate with our financial reporting requirements which we determined to be a material weakness. Specifically, we did not design and maintain adequate information technology general controls for information systems that are relevant to the preparation of financial statements in the following areas:

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

Remediation of Material Weakness

As of the filing date of this Quarterly Report for the period ended September 30, 2018, management believes that it has implemented measures sufficient to fully remediate each of the deficiencies resulting in the material weakness. Specific remedial actions undertaken by management have included, without limitation:

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Amendment No. 1 of the 2017 Annual Report on Form 10-K/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended September 30, 2018, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note H to the Condensed Consolidated Financial Statements. During the three months ended September 30, 2018, there were no sales by the Company of unregistered shares of the Company's common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2018 - 7/31/2018	5,751	$32.00	—	$148,099
8/1/2018 - 8/31/2018	230,351	$37.99	230,351	$139,347
9/1/2018 - 9/30/2018	180,162	$37.98	177,716	$132,597
Total	416,264	$37.91	408,067	$132,597

(1) The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy all or part of the withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter of 2018 in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, in addition to the shares repurchased pursuant to the Share Repurchase Program. Of the total number of shares repurchased by the Company in the third quarter of 2018, 8,198 shares were withheld at an average price per share of $33.83, for an aggregate purchase price of approximately $277, in connection with the settlement of vested restricted stock to satisfy tax withholding requirements.

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

*
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