Form 10-K
period 2018-12-31
STEVEN MADDEN, LTD.
filed 2019-02-28
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes  ☐   No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was $3,074,989,742 (based on the closing sale price of the registrant's common stock on that date as reported on The NASDAQ Global Select Market).
The number of outstanding shares of the registrant's common stock as of February 27, 2019 was 85,907,841 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 2019 ANNUAL MEETING OF STOCKHOLDERS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” (as that term is defined in the federal securities laws), which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with regard to future revenue, projected 2019 results, earnings, spending, margins, cash flow, customer orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives and other future events. More generally, forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward-looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K.
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

PART I
ITEM 1.    BUSINESS
($ in thousands, except share and per share data)
Overview

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”, "we", "our", "us", as applicable) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags and accessories. We also license some of our trademarks for use in connection with the manufacturing, marketing and sale of various products by third party licensees. Our products are marketed through our retail stores and our e-commerce websites within the United States, Canada, Mexico, our joint ventures in South Africa, China, Taiwan and Israel, as well as better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers and catalog retailers throughout the United States, Canada, Mexico, certain European nations and Tunisia. In addition, we have special distribution arrangements for the marketing of our products in Asia, certain European nations, Australia, India, the Middle East, South and Central America, New Zealand and pursuant to a partnership agreement in Singapore. Our product line includes a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

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

We have a Code of Ethics for our Chief Executive Officer and our senior financial officers, as well as a Code of Business Conduct and Ethics specific to directors of the Company, each of which is attached as an exhibit to our 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015. We also have a Code of Conduct that is applicable to all of our employees, which is attached as an exhibit to this Annual Report on Form 10-K. Each of these codes is posted on our website, http://

www.stevemadden.com. We will provide paper copies of these codes free of charge upon request. We intend to disclose on our website any amendments to, or waivers of, these codes that would otherwise be reportable on a current report on Form 8-K. Such disclosure would be posted within four business days following the date of the amendment or waiver.

Recent Developments

Stock Split. On September 11, 2018, the Board of Directors of the Company declared a three-for-two stock split of the Company's outstanding shares of common stock, effected in the form of a stock dividend on the Company's outstanding common stock. Stockholders of record at the close of business on October 1, 2018 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on that date. The additional shares were distributed on October 11, 2018. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives effect to this stock split, applied retroactively.

Product Distribution Segments

Our business is comprised of five distinct segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing.

Our Wholesale Footwear segment is comprised of the following brands: Steve Madden Women's®, Madden Girl®, Steve Madden Men's®, Madden®, Madden NYC, Dolce Vita®, DV by Dolce Vita®, Mad Love®, Steven by Steve Madden®, Report®, Superga® (under license), Betsey Johnson®, Betseyville®, Steve Madden Kids®, Stevies®, Brian Atwood®, Blondo®, Kate Spade® (under license), Anne Klein® (under license) and includes our International business and certain private label footwear business. An agreement under which the Company licensed the Avec Les Filles® trademark terminated on December 31, 2018.
Our Wholesale Accessories segment is comprised of Big Buddha®, Madden NYC, Betsey Johnson®, Steve Madden®, Steven by Steve Madden®, Madden Girl®, Cejon®, Luv Betsey®, DKNY® (under license), Donna Karan® (under license), Anne Klein® (under license) and Jocelyn® accessories brands and also includes our International business and certain private label accessories business.
Steven Madden Retail, Inc., our wholly-owned retail subsidiary, operates Steve Madden, Steven and Superga retail stores, domestically and internationally, as well as Steve Madden, Superga, Betsey Johnson, Blondo, Dolce Vita, Brian Atwood and Jocelyn e-commerce websites.
Our First Cost segment represents activities of one of our wholly-owned subsidiaries that earns commissions for serving as a buying agent for footwear products under private labels for many of the country's large mass-market retailers, shoe chains and other value priced retailers.
Our Licensing segment is engaged in the licensing of the Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in the manufacture, marketing and sale of outerwear, hosiery, jewelry, watches, eyeglasses and sunglasses, hair accessories, umbrellas, bedding, luggage, fragrance and men’s leather accessories. In addition, we license our Betsey Johnson® trademark for use in the manufacture, marketing and sale of women's and children’s apparel, hosiery, fragrance and beauty, sleepwear, activewear, jewelry, watches, bedding, luggage, umbrellas and household goods. We also license our Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear. We also license FREEBIRD by Steven® for operation of retail stores.

Wholesale Footwear Segment

Steve Madden Women's. We design, source and market our Steve Madden brand to department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers and catalog retailers throughout the United States. The Steve Madden brand has become a leading life-style brand in the fashion conscious marketplace. Steve Madden Women's offers fashion forward footwear designed to appeal to customers (primarily women ages 16 to 35 years old) seeking exciting, new footwear designs at affordable prices. New products for Steve Madden Women's are test marketed at Company-owned retail stores. Typically, within a few days, we can determine if the test product appeals to our customers. This enables us to use our flexible sourcing model to rapidly respond to changing trends and customer preferences, which we believe is essential for success in the fashion industry.

Madden Girl. We design, source and market a full collection of directional young women's shoes under the Madden Girl® brand. Madden Girl® is geared for young women ages 13 to 25 years old, and is an “opening price point” brand currently sold at major department stores, mid-tier retailers and specialty stores.

Steve Madden Men's. We design, source and market a lifestyle collection of men's footwear for the fashion forward man, ages 18 to 45 years old, under the Steve Madden® brand. Retail channels include major department stores, mid-tier department stores, better specialty stores, online retailers and independent shoe stores throughout the United States. Price points for Steve Madden Men's products range in price from $70 to $190 at retail per pair.

Madden. The Madden® brand is a denim friendly collection of footwear designed to meet the ever evolving needs of the trend conscious male consumer, ages 13 to 35 years old. Madden products range from $45 to $90 and are sold to national specialty stores, better department stores, mid-tier department stores, online retailers and independent specialty stores.

Steven. We design, source and market women's fashion footwear under the Steven® trademark through major department stores, better footwear specialty stores and shopping networks throughout the United States as well as in our retail stores. Priced a tier above the Steve Madden Women's brand, Steven products are designed to appeal to fashion conscious women ages 25 to 45 years old who grew up wearing Steve Madden footwear and are looking for a shoe with an emphasis on comfort.

Stevies and Steve Madden Kids. Our Stevies® and Steve Madden Kids® brands are designed, sourced and marketed to appeal to young girls, ages 6 to 12 years old. Our Stevies® and Steve Madden Kids® brands are distributed through department stores, specialty stores, online retailers and independent boutiques throughout the United States.

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

Report. The Report® brand was acquired in May 2011. The Report® brand is a junior women's footwear brand with price points ranging from $20 to $100 per pair. We design, manufacture, market and sell Report branded products to major department stores, mid-tier department stores and independently-owned boutiques throughout the United States.

Mad Love. The Mad Love® brand is an exclusive beach-to-the-street life style brand created to appeal to women with a young attitude and active life style and marketed exclusively to Target.

Dolce Vita. In August 2014, the Company acquired the Dolce Vita® and DV® brands. Dolce Vita® is a contemporary women's footwear brand with price points ranging from $90 to $300 per pair. Our Dolce Vita® brand products are distributed through major department stores, mid-tier department stores and independently-owned boutiques primarily throughout the United States. The DV® brand is a contemporary women's footwear brand with price points ranging from $20 to $75 per pair. DV® products are distributed through off-price department stores, online retailers and independently-owned boutiques primarily throughout the United States.

Brian Atwood. In March 2014, the Company acquired the Brian Atwood® designer brand and the B Brian Atwood® contemporary brand. Brian Atwood is known for luxury shoes manufactured in China and Italy.

Blondo. In January 2015, the Company acquired the intellectual property and related assets of Blondo, a fashion-oriented footwear brand specializing in waterproof leather boots, booties, shoes and sneakers. Founded over 100 years ago, Blondo products are sold to wholesale customers, including better department stores and specialty boutiques in both the United States and Canada.

Kate Spade and Avec Les Filles. In January 2017, the Company acquired all of the issued and outstanding capital stock of Schwartz & Benjamin, Inc. As a consequence of the acquisition, the Company acquired licenses to manufacture, market and sell footwear under the Kate Spade® and Avec Les Filles® trademarks.

 The Kate Spade® brand, known for its whimsical fashion, is an entry-level luxury footwear brand primarily distributed through department stores and Kate Spade retail stores throughout the United States. The price points of footwear bearing the Kate Spade® brand range from $98 to $400 per pair with the core product price ranging from $198 to $298 per pair. As of December 31, 2018, the agreement to license the Avec Les Filles® trademark was terminated.

Anne Klein. In January 2018, the Company entered into a license agreement with Nine West Development LLC for license to use the Anne Klein®, AK Sport®, AK Anne Klein Sport® and the Lion Head Design® trademarks in connection with the marketing and sale of footwear and accessories. The Anne Klein® brand is recognized as being synonymous with American sportswear.

International Division. The International division, utilizing the brands discussed above, markets products to better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers and catalog retailers through wholly owned subsidiaries in Canada and Mexico and joint venture partnerships in Europe (excluding Italy and Greece, where we had preexisting distributors), South Africa, Israel, China and Taiwan. In addition, the International division works through special distribution arrangements for the marketing and sale of our products in Indonesia, Thailand, Vietnam, Malaysia, certain European nations, Australia, India, the Middle East, South and Central America and New Zealand.

Private label business. We design, source and market private label footwear primarily to mid-tier chains and mass market merchants. In addition, we design, source and market footwear for third party brands, such as Material Girl® and Candies®.

Wholesale Accessories Segment

Our Wholesale Accessories segment designs, sources and markets name brands, including our Steve Madden®, Steven by Steve Madden®, Madden Girl®, Betsey Johnson®, Madden NYC, Big Buddha®, DKNY® (under license), Donna Karan® (under license), Anne Klein® (under license), Jocelyn® and Luv Betsey® brands, and private label fashion handbags and accessories to department stores, mass merchants, value priced retailers, online retailers and specialty stores throughout the United States, Canada, Mexico and our International distributor network. In addition, we market and sell cold weather accessories, fashion scarves, wraps and other trend accessories primarily under our Cejon®, Steve Madden®, Betsey Johnson® and Big Buddha® brand names and private labels to department stores and specialty stores.

Retail Segment

As of December 31, 2018, we owned and operated 229 retail stores including 157 Steve Madden full price stores, 62 Steve Madden outlet stores, 2 Steven stores, 1 Superga store and 7 e-commerce websites (Steve Madden, Superga, Betsey Johnson, Blondo, Dolce Vita, Brian Atwood and Jocelyn). In 2018, we added 23 full price stores, 5 outlet stores and 3 e-commerce websites and closed 6 full price stores and 2 outlet stores. In addition, during 2018, we opened 16 concessions in China, Taiwan and South Africa, and ended the year with 42 company-operated concessions in international markets. Steve Madden stores are located in major shopping malls and in urban street locations across the United States, Canada, Mexico, South Africa, Israel, China and Taiwan. Comparative store sales (sales of those stores, including the e-commerce websites, that were open for all of 2018) increased 2.8% in fiscal year 2018 from the prior year. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base.

We anticipate that the Retail segment can enhance the Company's overall sales and profitability while increasing recognition for our brands. Additionally, our retail stores enable us to evaluate the appeal of new products and designs to our customers and respond accordingly, which, in turn, strengthens the product assortment of our two Wholesale segments. We expect to open 14 to 16 new retail stores and close 8 to 10 locations in 2019.

First Cost Segment

The First Cost segment earns commissions for serving as a buying agent for footwear products under private labels for many of the large mass-market retailers, shoe chains and other mid-tier retailers. As a buying agent, we utilize our expertise and our relationships with shoe manufacturers to facilitate the production of private label shoes to customer specifications. We believe that operating in the private label, mass merchandising market provides us additional non-branded sales opportunities and leverages our overall sourcing and design capabilities. Our First Cost segment earns commissions serving as a buying agent for the procurement of women's, men's and children's footwear for large retailers, including Payless ShoeSource, Kohl's, Fred Meyer and Meijers. In addition, by leveraging the strength of our Steve Madden brands and product designs, we have been able to partially recover our design, product and development costs from our suppliers. In 2018, one of the Company's wholesale customers transitioned from the wholesale model to the buying agency model.

Licensing Segment

We license our Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, jewelry, watches, eyeglasses and sunglasses, hair accessories, fragrance, umbrellas, bedding, luggage and men’s leather accessories. In addition, the Company licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, fragrance and beauty, sleepwear, activewear, jewelry, watches, bedding, luggage, umbrellas and household goods. We also license the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.
See Note P to our consolidated financial statements included in this Annual Report on Form 10-K for additional information relating to our five operating segments.

Product Design and Development

We have established a reputation for our creative designs, marketing and trendy products at affordable price points. Our future success will substantially depend on our ability to continue to anticipate and react swiftly to changing consumer demands. To meet this objective, we have developed what we believe is an unparalleled design process that allows us to recognize and respond quickly to changing consumer demands. Our design team strives to create designs that fit our image, reflect current or anticipated trends and can be manufactured in a timely and cost-effective manner. Most new products are tested in select Steve Madden retail stores. Based on these tests, among other things, management selects the Company's products that are then offered for wholesale and retail distribution nationwide. We believe that our design and testing processes and flexible sourcing models provide the Company's brands with a significant competitive advantage allowing us to mitigate the risk of incurring costs associated with the production and distribution of less desirable designs.

Product Sourcing and Distribution

We source each of our product lines separately based on the individual design, style and quality specifications of the products in such product lines. We do not own or operate manufacturing facilities; rather, we use agents and our own sourcing office to source our products from independently-owned manufacturers primarily in China, Italy, Mexico, Vietnam, Cambodia, Brazil, India, The Netherlands, The Dominican Republic, Spain and South Korea. We have established relationships with a number of manufacturers and agents in each of these countries. We have not entered into any long-term manufacturing or supply contracts. We believe that a sufficient number of alternative sources exist for the manufacture of our products.

We continually monitor the availability of the principal raw materials used in our footwear, which are currently available from a number of sources in various parts of the world. We track inventory flow on a regular basis, monitor sell-through data and incorporate input on product demand from wholesale customers. We use retailers' feedback to adjust the production of products on a timely basis, which helps reduce the close out and markdown of slow-moving products.

The manufacturers of our products are required to meet our quality, human rights, safety and other standard requirements. We are committed to the safety and well-being of the workers throughout our supply chain.

Our products are manufactured overseas and a majority of our products filling domestic orders are shipped via ocean freight carriers to ports in California and New Jersey, also via truck from Mexico to our third party distribution facility in Texas, with the greatest reliance on the California ports. To a lesser extent we rely on air and ground freight carriers for the shipping of products. Once our products arrive in the U.S., we distribute them mainly from six third-party distribution centers, four located in California, one located in Texas and one located in New Jersey. Our products are also distributed through a Company-operated distribution center located in Canada. By utilizing distribution facilities specializing in fulfillment for certain wholesale accounts, Steve Madden retail stores and Internet customers, we believe that our customers are served more promptly and efficiently. For our international markets, products for our businesses in Canada and Mexico and our joint ventures in South Africa, China, Taiwan and Israel are shipped to ports in the respective countries, and products for our overseas distributors are shipped to freight forwarders primarily in China where the distributor arranges for subsequent shipment.

Customers

Our wholesale customers consist principally of better department stores, major department stores, mid-tier department stores, national chains, mass merchants, value priced retailers, specialty stores, online retailers and catalog retailers. These customers include Wal-Mart Stores, Inc., Macy's Inc., Nordstrom, Inc., The TJX Companies, Inc., DSW, Inc., Target Corporation, Ross Stores, Inc., Kohl's Corporation, and Burlington Stores, Inc. At December 31, 2018, Wal-Mart Stores, Inc. represented 17.6% of total accounts receivable, Target Corporation represented 13.8% of total accounts receivable and Nordstrom, Inc. represented 10.6% of total accounts receivable. The Company did not have any customers who accounted for more than 10% of total net sales or any other customers who accounted for more than 10% of total accounts receivable.

Distribution Channels

United States, Canada, Mexico, Europe, South Africa, China, Taiwan and Israel

We sell our products principally through department stores, specialty stores, online retailers, luxury retailers, national chains and mass merchants in the United States, Canada, Mexico, certain European nations and Tunisia. In addition, we sell our products in our Company-owned retail stores in the United States, Canada and Mexico, under our joint ventures in South Africa, China, Taiwan and Israel, and on our e-commerce websites. For the year ended December 31, 2018, our Retail segment and our two Wholesale segments generated net sales of approximately $295,152 and $1,358,457, or 18% and 82% of our total net sales, respectively. Each of these distribution channels is described below.

Steve Madden, Steve Madden Outlet, Steven and Superga Retail Stores. As of December 31, 2018, we operated 157 Steve Madden full price stores within the United States, Canada and Mexico and under our joint ventures in South Africa, China, Taiwan and Israel. We also operated 62 Steve Madden outlet stores, 2 Steven stores and 1 Superga store within the United States. The Company also operated 7 e-commerce websites (Steve Madden, Superga, Betsey Johnson, Blondo, Dolce Vita, Brian Atwood and Jocelyn). We believe that our retail stores will continue to enhance overall sales, profitability, and our ability to react swiftly to changing consumer trends. Our stores also serve as a marketing tool that allows us to strengthen brand recognition and to showcase selected items from our full line of branded and licensed products. Furthermore, our retail stores provide us with venues through which to test and introduce new products, designs and merchandising strategies. We often test new designs at our Steve Madden retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, we have been able to leverage sales information gathered at Steve Madden retail stores to assist our wholesale customers in order placement and inventory management.

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

Department Stores. We currently sell our products to approximately 2,200 doors of 15 department stores throughout the United States, Canada, Mexico and certain European nations. Our major accounts include Macy's, Inc., Nordstrom, Inc., Dillard's, Inc., Belk, Inc. and Lord & Taylor.

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

National Chains and Mass Merchants. We currently sell to national chains and mass merchants throughout the United States, Canada, Mexico and certain European nations. Our major accounts include Target Corporation, Wal-Mart Stores, Inc. and Kohl's Corporation.

Specialty Stores/Catalog Sales. We currently sell to specialty store locations throughout the United States, Canada, Mexico and certain European nations. Our major specialty store accounts include DSW, Inc., Famous Footwear and Journeys. We offer our specialty store accounts the same merchandising, sell-through and inventory tracking support offered to our department store accounts. Sales of our products are also made through various catalogs, such as Bloomingdale's.

Off-Price. We currently sell to off-price retailers throughout the United States, Canada, Mexico and certain European nations. Our major accounts include The TJX Companies, Inc., Ross Stores, Inc. and Burlington Stores, Inc.

Internet Sales. We operate 7 Internet e-commerce website stores (Steve Madden, Superga, Betsey Johnson, Blondo, Dolce Vita, Brian Atwood and Jocelyn) where customers can purchase numerous styles of our Steve Madden Women's, Steven, Madden Men's, Superga, Betsey Johnson, Blondo, Dolce Vita, Brian Atwood and Jocelyn footwear and accessory products, as well as selected styles of Madden Girl footwear and accessory products. We also sell to online retailers throughout the United States and Canada. Our major accounts include Zappos and Amazon.

International Distributors

In addition to the countries and territories mentioned above, our products are available in many other countries and territories worldwide via retail selling and distribution agreements. Under the terms of these agreements, the distributors and retailers purchase product from the Company and are generally required to open a minimum number of stores each year and to pay a fee for each pair of footwear purchased and an additional sales royalty as a percentage of sales or a predetermined amount per unit of sale. Most of the distributors are required to purchase a minimum number of our products within specified periods. The agreements currently in place expire on various dates through February 14, 2031 and include automatic renewals at the distributors' option provided certain conditions are met. These agreements are exclusive in their specific territories, which include Australia, the Middle East, India, South and Central America, New Zealand and, pursuant to a partnership agreement, in Singapore.

Competition

The fashion industry is highly competitive. We compete with specialty shoe and accessory companies as well as companies with diversified footwear product lines, such as Aldo, Sam Edelman, Ugg and Vince Camuto. Our competitors may have greater financial and other resources than we do. We believe effective advertising and marketing, favorable brand image, fashionable styling, high quality, value and fast manufacturing turnaround are the most important competitive factors and intend to continue to employ these elements in our business. However, we cannot be certain that we will be able to compete successfully against our current and future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Marketing and Sales

We have focused on creating an integrated brand building program to establish the Company as a leading designer of fashion footwear for style-conscious young women and men. Principal marketing activities include social media and digital marketing efforts, public relations including product and brand placements in life style and fashion magazines and digital outlets, as well as personal appearances by our founder and Creative and Design Chief, Steven Madden, and in-store promotions. We continue to promote our e-commerce websites where customers can purchase Steve Madden Women's, Steven, Madden Men's, Superga, Betsey Johnson, Blondo, Dolce Vita, Brian Atwood and Jocelyn footwear and accessory products, as well as selected styles of Madden Girl footwear and accessory products, and view exclusive content, participate in contests and “live chat” with customer service representatives. We also connect with our customers through social media forums including Twitter, Facebook and Instagram.

Management Information Systems (MIS) Operations

Sophisticated information systems are essential to our ability to maintain our competitive position and to support continued growth. Our Enterprise Resource Planning (“ERP”) system is an integrated system that supports our wholesale business in the areas of finance and accounting, manufacturing-sourcing, purchase order management, customer order management and inventory control. All of our North American wholesale businesses (other than Canada which has a separate ERP system) and our Asia first-cost and sourcing operations are operated through this ERP system. Our warehouse management system is utilized by our third-party logistics providers and is fully integrated with our ERP system. A point of sale system for our U.S. retail stores is integrated with a retail inventory management/store replenishment system. We are currently transitioning our e-commerce software to a major cloud-based provider. Complimenting all of these systems are ancillary systems and third-party information processing services, including, among others, supply chain, business intelligence/data warehouse, Electronic Data Interchange, credit card processing and payroll. We undertake updates of all of these management information systems on a periodic basis in order to ensure that our functionality is continuously improved.

Trademarks

We consider our Company-owned trademarks to be among our most valuable assets and have registered many of our marks in the United States and 128 other countries and in numerous International Classes. From time to time, we adopt new trademarks and new logos and/or stylized versions of our trademarks in connection with the marketing of new product lines. We believe that these trademarks have significant value and are important for purposes of identifying the Company, the marketing of our products and the products of our licensees, distinguishing them from the products of others. What follows is a list of the trademarks we believe are most significant to our business:

Steve Madden®	Report®
Steven by Steve Madden®	Report Signature®
Steven®	Stevies plus Design®
Madden Girl®	Brian Atwood®
Stevies®	B Brian Atwood®
Big Buddha®	Dolce Vita®
Big Buddha plus Design®	DV8®
Big Buddha love big. Live Buddha plus®	Sweet Life®
Topline®	Blondo Waterproof plus Heart Design®
Betseyville®	DV BY DOLCE VITA®
Betsey Johnson®	DV®
LUV BETSEY plus Kiss Design®	Wild Pair®
LUV BETSEY by Betsey Johnson Design®	MadLove®
Blue by Betsey Johnson®	Blondo®
Steve Madden plus Design®	By Steve Madden plus Heart®
SM New York®	SM Pass plus Design®
SM New York plus Design®	Jocelyn®
FREEBIRD By Steven®

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

Trademark Licensing

Our strategy for the continued growth of the Company's business includes expanding the Company's presence beyond footwear and accessories through the selective licensing of our brands. As of December 31, 2018, we license our Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, jewelry, watches, eyeglasses and sunglasses, hair accessories, umbrellas, bedding, luggage, fragrance and men’s leather accessories. In addition, the Company licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, fragrance and beauty, sleepwear, activewear, jewelry, watches, bedding, luggage, umbrellas and household goods. We also license the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear. We also license FREEBIRD by Steven® for operation of retail stores. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.

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

In January 2018, we entered into a license agreement with Nine West Development LLC for the right to manufacture, market and sell women's fashion footwear and handbags under the Anne Klein®, AK Sport®, AK Anne Klein Sport® and the Lion Head Design®. The agreement, unless extended, expires on June 30, 2023.

See Notes A and O to our consolidated financial statements included in this Annual Report on Form 10-K for additional disclosure regarding these licensing arrangements.

Employees

On February 1, 2019, we employed approximately 3,900 employees, of whom approximately 2,600 work on a full-time basis and approximately 1,300 work on a part-time basis. Most of our part-time employees work in the Retail segment. Approximately 2,400 of our employees are located in the United States, approximately 700 employees are located in Hong Kong and China, approximately 400 employees are located in Canada, approximately 200 employees are located in Mexico, approximately 90 employees are located in Israel, approximately 90 employees are located in South Africa and approximately 30 employees are located in Europe. None of our employees are represented by a union. Our management considers relations with our employees to be good. The Company has never experienced a material interruption of its operations due to a labor dispute.

Seasonality and Other Factors

Our operating results are subject to some variability due to seasonality and other factors. For example, the highest percentage of our boot sales occur in the fall and winter months (our third and fourth fiscal quarters) and the highest percentage of our sandal sales occur in the spring and summer months (our first and second fiscal quarters). Historically, some of our businesses, including our Retail segment, have experienced holiday retail seasonality. Our diverse range of product offerings, however, provides some mitigation to the impact of seasonal changes in demand for certain items. In addition to seasonal fluctuations, our operating results fluctuate from quarter to quarter as a result of the weather, the timing of holidays and larger shipments of footwear, market acceptance of our products, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write downs for obsolescence, the cost of materials, the product mix among our wholesale, retail and licensing businesses, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. Sales levels in any period are also impacted by customer decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us.

Backlog

We had unfilled wholesale customer orders of approximately $369,458 and $367,101, as of February 1, 2019 and 2018, respectively. Our backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of our core products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

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

Risks Related to the Industry in Which the Company Operates

Constantly Changing Fashion Trends and Consumer Demands. The strength of our brands and our success depends in significant part upon our ability to anticipate and respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that our products will correspond to the changes in taste and demand or that we will be able to successfully advertise and market products that respond to trends and customer preferences. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities as to others. In addition, misjudgments in merchandise selection could adversely affect our image with our customers resulting in lower sales and increased markdown allowances for customers which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Intense Fashion Industry Competition. The fashion footwear and accessories industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. Market growth in the sales of fashion footwear and accessories has encouraged the entry of many new competitors and increased competition from established companies. Many of these competitors, including Aldo, Sam Edelman, Ugg and Vince Camuto, may have significantly greater financial and other resources than we do and there can be no assurance that we will be able to compete successfully with other fashion footwear and accessories companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on our business, financial condition, results of operations and liquidity. We believe effective advertising and marketing, favorable branding of Steve Madden® and our other trademarks, fashionable styling, high quality, competitive pricing and speed to market are the most important competitive factors. We plan to continue to focus on these elements as we develop new products and businesses.

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

Economic Uncertainty. Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products and the purchase of our products by consumers is largely discretionary. Consumer confidence and discretionary spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs, food costs and other economic factors. A downturn in economic conditions leading to a reduction in consumer confidence and discretionary spending could have a negative effect on the Company's sales and results of operations during the year ending December 31, 2019 and thereafter.

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

In June 2016, voters in the United Kingdom approved an advisory referendum, commonly referred to as “Brexit”, to withdraw from the European Union. Brexit has created political and economic uncertainty, particularly in the United Kingdom and the European Union, that may endure for years. The United Kingdom's impending withdrawal from the European Union could significantly disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and increase legal and regulatory complexities, all of which could lead to higher costs of conducting business in Europe. Brexit could also encourage similar referendums in other European countries in which we do business. The terms of the United Kingdom's withdrawal from the European Union remain uncertain but is scheduled to occur on March 29, 2019. Its consequences could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products. All of these factors could materially adversely affect our business, results of operations and financial condition.

We are subject to the U.S. Foreign Corrupt Practices Act, which prohibits the payment of bribes to foreign officials to assist in obtaining or retaining business. We are also subject to anti-corruption laws of the foreign countries in which we operate. Although we have implemented policies and procedures that are designed to promote compliance with such laws, our employees, contractors and agents may take actions that violate our policies and procedures. Any such violation could result in sanctions or other penalties against the Company and have an adverse effect on our business, reputation and operating results.

Changes in Tax Laws Could Have an Adverse Effect Upon Our Financial Results. We are subject to income tax requirements in various jurisdictions in the United States and numerous foreign jurisdictions. Tax laws and regulations, or their interpretation and application, in any jurisdiction are subject to significant changes. Legislation or other changes in the tax laws of the jurisdictions where we do business could increase our liability and adversely affect our after-tax profitability. In the United States, the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, includes a number of significant changes to previous U.S. tax laws that impact us, including provisions for a one-time transition tax on deemed repatriation of undistributed foreign earnings, and a reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, among other changes. Due primarily to these changes, our effective tax rate decreased to 26.4% in fiscal year 2018. Adjustments to the incremental provisional tax expense may be made in future periods as actual amounts may differ due to, among other factors, a change in interpretation of the U.S. tax code and related tax accounting guidance, changes in assumptions made in developing these estimates, regulatory guidance that may be issued with respect to the applicable revisions to the U.S. tax code, and state tax implications. The Company has completed its accounting for all of the enactment-date income tax effects of the Tax Act. Changes or challenges to or the repeal of the Tax Cuts and Jobs Act cannot be predicted with certainty and could have a material impact on our future tax expense.

Other jurisdictions are contemplating changes or have unpredictable enforcement activity. Increases in applicable tax rates, implementation of new taxes, changes in applicable tax laws and interpretations of these tax laws and actions by tax authorities in jurisdictions in which we operate could reduce our after tax income and have an adverse effect on our results of operations.

We May Be Subject to Additional Tax Liabilities as a Result of Audits by Various Taxing Authorities. We are subject to the tax laws and regulations of numerous jurisdictions as a result of our international operations. These tax laws and regulations are highly complex and significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes. We are subject to audit by the taxing authorities in each jurisdiction where we conduct our business and any one of these jurisdictions may assess additional taxes against us as a result of an audit. Although we believe our tax estimates are reasonable, and we undertake to prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical tax provisions and accruals. The outcome of any audit or audit-related litigation could have a material adverse effect on our operating results or cash flows in the periods for which that determination is made, and may require a restatement of prior financial reports. In addition, future period earnings may be adversely impacted by litigation costs, settlement payments or interest or penalty assessments.

Changes in Trade Policies and Tariffs Imposed by the United States Government and the Governments of Other Nations Could Have a Material Adverse Effect on the Company’s Business and Results of Operations.  Our operations are dependent upon products purchased, manufactured and sold internationally. Our sources of supply are subject to the usual risks of doing business abroad, such as the implementation of, or potential changes in, foreign and domestic trade policies, increases in import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on the transfer of funds and, in certain parts of the world, political instability and terrorism. In 2018, the United States government imposed significant tariffs and created the potential for significant additional changes in trade policies, including tariffs and government regulations affecting trade between the United States and countries where we purchase, manufacture and sell out products. These trends are affecting many global manufacturing and service sectors, including the footwear and accessories industries, and may cause us to face trade protectionism in many different regions of the world. These protectionist measures could result in increases in the cost of our products and adversely affect our sales and/or profitability.  We continue to monitor protectionist trends and developments throughout the world that may materially impact our business and, when appropriate, we will engage in administrative and judicial processes to mitigate trade restrictions. We are actively monitoring actions that may result in additional anti-dumping measures and could affect our industry. We are also monitoring for other impediments that may limit or delay customs clearance for imports of footwear and accessories.

Effective September 24, 2018, the United States government imposed additional tariffs on approximately $200 billion of goods imported from China. The additional tariffs on Chinese imports was initially set at a level of 10% and would increase to 25% by the end of 2018. However, the United States government agreed to postpone until March 1, 2019 further tariff hikes on China while the parties negotiate. In recent days, President Trump announced the March 1, 2019 deadline will be extended to allow for negotiations to continue. If the United States and China are unable to reach an agreement on trade and the United States government does not continue to postpone the tariff hike, the 10% tariff on $200 billion of Chinese imports will rise to 25%. China has already imposed retaliatory tariffs on a wide range of American products in response to these additional tariffs. An overwhelming majority of the products that we sell in the United States are manufactured in China. A decrease in gross margin in our wholesale business in the fourth quarter of 2018 was due, in part, to the impact of the 10% tariff on handbags and certain other accessory categories. Although it is too early to predict the extent to which the recently enacted tariffs will impact our business, the imposition of tariffs on footwear and accessory items imported by us from China could require us to increase prices to our customers or, if we are unable to do so, result in a further lowering of our gross margin on products sold. Tariffs on footwear and accessories products that we import from China could have a material adverse effect on our business and results of operations.

On September 30, 2018, the United States of America, the United Mexican States, and Canada Trade Agreement (the “USMCA”) was drafted as part of the renegotiation of the North American Free Trade Agreement (“NAFTA”) among the United States, Mexico and Canada. The USMCA has yet to be ratified and until such time as it, NAFTA will continue in full force. The USMCA, when it becomes effective, could necessitate changes in the way we conduct our business, including our product sourcing operations, and could have a material adverse effect on our business and results of operations.

Risks Related to Our Business

Dependence on Key Personnel. The growth and success of our Company since its inception more than a quarter century ago is attributable, to a significant degree, to the talents, skills and efforts of our founder and Creative and Design Chief, Steven Madden. An extended or permanent loss of the services of Mr. Madden could severely disrupt our business and have a material adverse effect on the Company. In addition to Mr. Madden, the Company depends on the contributions of the members of our senior management team. Our senior executives have substantial experience and expertise in our business and industry and have made significant contributions to our growth and success as well. Competition for executive talent in the apparel, footwear and accessories industries is intense. While our employment agreements with Mr. Madden and most of our senior executives include a non-compete provision in the event of the termination of employment, the non-compete periods are of limited duration and scope. Although we believe we have depth within our senior management team, if we were to lose the services of our Creative and Design Chief or any of our senior executives, and especially if any of these individuals were to join a competitor or form a competing company, our business and financial performance could be seriously harmed. A loss of the skills, industry knowledge, contacts and expertise of our Creative and Design Chief or any of our senior executives could cause a setback to our operating plan and strategy.

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

Risks Associated with Expansion of Retail Business. Our continued growth depends to a significant degree on whether we are successful in further developing and marketing our brands, and creating new brands, product categories and businesses that are appealing to our customers. The operation of company-owned Steve Madden, Steven and Superga stores and outlets is a significant part of our growth strategy. During the year ended December 31, 2018, we added 23 full price stores, 5 outlet stores and 3 e-commerce websites and closed 6 full price stores and 2 outlet locations. We have plans to open 14 to 16 new retail stores and close 8 to 10 locations in 2019. Our future expansion plan includes the opening of stores in new geographic markets as well as strengthening existing markets. New store openings involve substantial investments. New markets have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by us in our existing markets. There can be no assurance that we will be able to open new stores, and if opened, that such new stores will be able to achieve sales and profitability levels consistent with management's expectations. Our retail expansion is dependent on the performance of our wholesale and retail operations, generally, as well as on a number of other factors, including our ability to:

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

Data Security Breaches. In addition to our own confidential and proprietary business information, a routine part of our business includes the gathering, processing and retention of sensitive and confidential information pertaining to our customers, employees and others. Although we believe that our information security and information technology systems and websites allow for the secure storage and transmission of private information regarding our customers, employees and others, including credit card information and personal identification information, we may not have the resources or technical sophistication to anticipate or prevent the rapidly-evolving and complex cyber-attacks being unleashed by increasingly sophisticated hackers and data thieves. As a result, our facilities and information technology systems, as well as those of our third party service providers, may be vulnerable to cyber-attacks and breaches, acts of vandalism, ransomware, software viruses and other similar types of malicious activities. Any actual or threatened cyber-attack may cause us to incur costs, including costs related to the hiring of additional computer experts, business interruption, engaging third party cyber security consultants and upgrading our information security technologies. We also may be vulnerable to data security breaches by us or by persons with whom we have commercial relationships resulting from misplaced or lost data, programming or human error, or other similar events. As a result of recent security breaches at a number of prominent companies, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. Any compromise or breach of our information technology systems that results in the misappropriation, loss or other unauthorized disclosure of a customer's or other person’s private, confidential or proprietary information, whether by the Company or a third party service provider, could result in a loss of confidence and severely damage our reputation and relationship with our customers and others who entrust us with sensitive information, violate applicable privacy and other laws and adversely affect our business, as well as expose the Company to the risk of litigation and significant potential liability. We may need to expend significant resources to protect against and redress problems caused by a breach of our information technology systems.

We must also comply with increasingly rigorous regulatory standards for the protection of business and personal data enacted in the U.S., Europe and elsewhere. For example, the European Union’s General Data Protection Regulation (the “GDPR”) became effective on May 25, 2018. The GDPR imposes additional obligations on companies concerning the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Our compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements required by the GDPR) and regulations can be costly. Any failure by us to comply with these regulatory standards could subject us to significant legal and reputational harm.

Foreign Sourcing and Manufacturing. Virtually all of our products are purchased through arrangements with a number of foreign manufacturers, primarily from China, Italy, Mexico, Vietnam and Cambodia. During 2018, 94% of our total purchases were from China. Risks inherent in foreign operations including work stoppages, transportation delays and interruptions, social unrest and political upheaval and changes in economic conditions, can result in the disruption of trade from the countries in which our manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Although we believe that we manage our exposure to the risk that any such economic or political condition will materially affect our ability to purchase products because we are aware of the availability of a variety of materials and alternative sources, we cannot be certain that we will be able to identify such alternative materials and/or sources without delay or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Our Licensees’ Conduct Could Harm our Business. We license to others the rights to produce and market certain products that are sold under our trademarks. Although we retain significant control over our licensees’ products and advertising, we rely on our licensees for operational and financial control over their businesses. If the quality, image or distribution of our licensed products diminish, customer acceptance of and demand for our brands and products could decline. This could materially and adversely affect our business and results of operations. In fiscal year 2018, approximately 90% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Although we believe that in most circumstances we could replace existing licensees if necessary, our inability to do so effectively or for any period of time could adversely affect our revenues and results of operations.

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

Any Failure to Maintain Effective Internal Control Over Our Financial Reporting Could Materially Adversely Affect Us. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts.

We previously reported a material weakness in our internal control over financial reporting related to certain control deficiencies in our information technology general controls as a result of ineffective risk assessment relative to certain of our processes and procedures. As a result of the material weakness, we concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2017. Management of the Company believes that the remedial measures we have taken in 2018 are sufficient to have fully remediated the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2017; however, we cannot guarantee that these steps have been or will be sufficient to remediate the deficiencies or that in the future we will not have a material weakness that prevents us from concluding that our internal control over financial reporting is effective. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses arise in the future, this could result in a loss of investor confidence in the reliability of our financial statements, which, in turn, could negatively affect the price of our common stock. Furthermore, our interim or annual financial statements may contain material misstatements or omissions and we could be required to restate our financial results.
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

Location	Leased/Owned	Primary Use	Approximate Area Square Feet
Dongguan, China	Leased	Offices and sample production	154,900
Montreal, Canada	Leased	Offices, warehouse	117,400
Long Island City, NY	Leased	Executive offices	90,000
Peabody, MA	Leased	Offices	85,000
Bellevue, WA	Leased	Offices, Topline	41,500
Seattle, WA	Leased	Offices and showroom, Dolce Vita	32,600
New York, NY	Leased	Offices and showroom, Accessories	27,200
New York, NY	Leased	Offices and showroom, Schwartz & Benjamin	15,700
Putian City, China	Leased	Offices	13,800
New York, NY	Leased	Showroom	13,400
New York, NY	Leased	Offices and showroom	10,000
Long Island City, NY	Leased	Storage	7,200
León, Mexico	Leased	Offices	6,400
Mexico City, Mexico	Leased	Offices, SM Mexico	5,700
Kowloon, Hong Kong	Leased	Offices	4,800
Miami Gardens, FL	Leased	Storage	3,600
Los Angeles, CA	Leased	Showroom, Steven	2,700
New York, NY	Leased	Offices	2,700
Long Island City, NY	Owned	Other	2,200
New York, NY	Leased	Offices	1,000
Mississauga, Canada	Leased	Showroom	1,000
Dallas, TX	Leased	Showroom	800

All of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of ten years. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes over the base year. The current terms of our retail store leases expire as follows:

Year	Number of Stores
2019	26
2020	30
2021	26
2022	28
2023	25
2024	22
2025	24
2026	17
2027	10
2028	7
2029	5
2030	1

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of business, we have various pending cases involving contractual disputes, employee-related matters, distribution matters, product liability claims, trademark infringement and other matters. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these legal proceedings should not have a material impact on our financial condition, results of operations or liquidity.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

($ in thousands, except share and per share data)

Market Information. Our shares of common stock have traded on the NASDAQ Global Select Market since August 1, 2007 and were traded on the NASDAQ National Market prior to that date. The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2018 as reported by the NASDAQ Global Select Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock

2018	High	Low	2017	High	Low
Quarter ended March 31, 2018	$32.85	$27.77	Quarter ended March 31, 2017	$25.97	$22.33
Quarter ended June 30, 2018	$37.00	$28.60	Quarter ended June 30, 2017	$27.17	$23.70
Quarter ended September 30, 2018	$39.30	$34.54	Quarter ended September 30, 2017	$29.20	$25.47
Quarter ended December 31, 2018	$35.56	$27.88	Quarter ended December 31, 2017	$31.70	$24.83

Holders. As of February 27, 2019, there were 164 holders of record of our common stock.

Stock Split. On September 17, 2018, the Company announced that on September 11, 2018 its Board of Directors declared a three-for-two stock split of the Company's outstanding shares of common stock, effected in the form of a stock dividend on the Company's outstanding common stock. Stockholders of record at the close of business on October 1, 2018 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on that date. The additional shares were distributed on October 11, 2018. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives effect to this stock split, applied retroactively.

Dividends. Beginning in the first quarter of 2018, the Company began paying a quarterly cash dividend on the Company's outstanding shares of common stock. The Company currently expects to continue to pay a comparable cash dividend each quarter; however, the payment of future dividends will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.

The Company’s Board of Directors approved a quarterly cash dividend of $0.14 per share. The dividend will be paid on March 29, 2019, to stockholders of record at the close of business on March 19, 2019.

Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2018 is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases of Equity Securities. The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase, most recently on July 28, 2017 when the Board of Directors approved the extension of the Share Repurchase Program for an additional $200,000 in repurchases of the Company's common stock. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the twelve months ended December 31, 2018, an aggregate of 2,838,649 shares of the Company's common stock were repurchased under the Share Repurchase Program, at a weighted average price per share of $31.68, for an aggregate purchase price of approximately $89,919. As of December 31, 2018, approximately $90,942 remained available for future repurchases under the Share Repurchase Program. The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended December 31, 2018, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2018 - 10/31/2018	1,761	$33.66	—	$132,597
11/1/2018 - 11/30/2018	459,842	$31.45	457,395	$118,215
12/1/2018 - 12/31/2018	1,346,007	$30.11	909,406	$90,942
Total	1,807,610	$30.45	1,366,801	$90,942

(1) The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy all or part of the tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2018 in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, in addition to the shares repurchased pursuant to the Share Repurchase Program. Of the total number of shares repurchased by the Company in the fourth quarter of 2018, 440,809 shares were withheld at an average price per share of $30.37, for an aggregate purchase price of approximately $13,389, in connection with the settlement of vested restricted stock and exercises of stock options to satisfy tax withholding requirements. Excluding the shares withheld in connection with the settlement of vested restricted stock and exercises of stock options, the average price per share was $31.44 in November 2018, $29.99 in December 2018 and $30.48 in the period October 1, 2018 to December 31, 2018.

Performance Graph. The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2013, and ending on December 31, 2018, with the cumulative total return on the Russell 2000 Index and a peer group index. In 2016, the Company decided to remove the S&P 500 Footwear Index and replace it with a peer group index of companies believed to be engaged in similar businesses, as we believe the composition of the new peer group is more representative of our current business. The peer group index consists of six companies: Caleres, Inc., Crocs, Inc., Deckers Outdoor Corporation, Genesco Inc., Skechers U.S.A., Inc. and Wolverine World Wide, Inc.

The comparison assumes that $100 was invested on December 31, 2013 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Steven Madden, Ltd.	$100.00	$86.99	$82.59	$97.70	$127.63	$126.10
Russell 2000 Index	$100.00	$104.89	$100.26	$121.63	$139.44	$124.09
Peer Group	$100.00	$107.21	$91.93	$92.91	$124.45	$125.74

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements. The Income Statement data relating to 2018, 2017 and 2016, and the Balance Sheet data as of December 31, 2018 and 2017 should be read in conjunction with the information provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

	INCOME STATEMENT DATA Year Ended December 31, (in thousands, except per share data)
	2018	2017	2016	2015	2014
Net sales	$1,653,609	$1,546,098	$1,399,551	$1,405,239	$1,334,951
Cost of sales	1,037,571	968,357	877,568	904,747	865,951
Gross profit	616,038	577,741	521,983	500,492	469,000
Commissions and licensing fee income - net	5,417	14,259	11,788	16,565	13,723
Operating expenses	448,073	421,216	364,595	342,364	315,081
Impairment charges	—	1,000	—	3,045	—
Income from operations	173,382	169,784	169,176	171,648	167,642
Interest and other income - net	3,958	2,543	1,824	818	3,751
Income before provision for income taxes	177,340	172,327	171,000	172,466	171,393
Provision for income taxes	46,841	53,189	49,726	58,811	58,764
Net income	130,499	119,138	121,274	113,655	112,629
Less: net income attributable to non-controlling interests	1,363	1,190	363	717	749
Net income attributable to Steven Madden, Ltd.	$129,136	$117,948	$120,911	$112,938	$111,880

Basic net income per share	$1.58	$1.43	$1.41	$1.28	$1.21
Diluted net income per share	$1.50	$1.36	$1.35	$1.23	$1.17
Basic weighted average common shares outstanding	81,664	82,736	85,664	88,496	92,177
Effect of dilutive securities - options/restricted stock	4,433	4,009	3,670	3,217	3,337
Diluted weighted average common stock outstanding	86,097	86,745	89,334	91,713	95,514

Cash dividends declared per common share	$0.53	$—	$—	$—	$—

	BALANCE SHEET DATA At December 31,
	2018	2017	2016	2015	2014
Total assets	$1,072,570	$1,057,161	$960,875	$914,385	$911,235
Working capital	478,436	438,906	345,544	284,178	264,635
Noncurrent liabilities	33,199	41,617	36,676	60,923	64,115
Stockholders' equity	$814,682	$808,932	$741,072	$678,663	$669,529

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

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”, "we", "our", "us", as applicable) design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell brand and private label fashion handbags and accessories. We market and sell our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers, and catalog retailers throughout the United States, Canada, Mexico, certain European nations and Tunisia. In addition, our products are marketed through our retail stores and our e-commerce websites within the United States, Canada and Mexico, our joint ventures in South Africa, China, Taiwan and Israel, and under special distribution arrangements in Asia, certain European nations, Australia, India, the Middle East, South and Central America and New Zealand and pursuant to a partnership agreement in Singapore. Our product line includes a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

On September 11, 2018, the Company's Board of Directors declared a three-for-two stock split of the Company's outstanding shares of common stock, effected in the form of a stock dividend on the Company's outstanding common stock. Stockholders of record at the close of business on October 1, 2018 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on that date. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. The additional shares were distributed to the Company's stockholders on October 11, 2018. All share and per share data provided herein gives effect to this stock split, applied retroactively.

Our business is comprised of five distinct segments (Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing). Our Wholesale Footwear segment includes the following brands: Steve Madden Women's®, Madden Girl®, Steve Madden Men's®, Madden®, Madden NYC, Report®, Dolce Vita®, DV by Dolce Vita®, Mad Love®, Steven by Steve Madden®, Superga® (under license), Betsey Johnson®, Betseyville®, Steve Madden Kids®, Stevies®, Brian Atwood®, Blondo® and Kate Spade® (under license), and includes our International business and certain private label footwear business. An agreement to license the Avec Les Filles® trademark was terminated as of December 31, 2018. Our Wholesale Accessories segment includes Big Buddha®, Madden NYC, Betsey Johnson®, Steve Madden®, Steven by Steve Madden®, Madden Girl®, Luv Betsey®, Brian Atwood®, DKNY® (under license), Donna Karan® (under license), Anne Klein® (under license), Jocelyn® and Cejon® accessories brands and includes our International business and certain private label accessories business. Steven Madden Retail, Inc., our wholly-owned retail subsidiary, operates Steve Madden, Steven, Superga and International retail stores, as well as Steve Madden, Superga, Betsey Johnson, Blondo, Dolce Vita, Brian Atwood and Jocelyn e-commerce websites and comprises our Retail segment. The First Cost segment represents activities of a subsidiary that earns commissions for serving as a buying agent for footwear products under private labels for many of the country's large mass-market merchandisers, shoe chains and other value priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, jewelry, watches, sunglasses, hair accessories, umbrellas, bedding, luggage, fragrance and men’s leather accessories. In addition, we license our Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, fragrance and beauty, sleepwear, activewear, jewelry, watches, bedding, luggage, umbrellas and household goods. We also license our Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear. We also license FREEBIRD by Steven® for operation of retail stores.

In November 2018, the Company formed a joint venture ("SM Israel") with Inter Jeans Ltd. through its subsidiary, SM Distribution Israel L.P. The Company controls all of the significant participating rights of the joint venture and is the majority interest holder in SM Israel. SM Israel is the exclusive distributor of the Company’s products in Israel.

In February 2018, the Board of Directors of the Company approved the initiation of the Company's quarterly cash dividend. A quarterly cash dividend of $0.13 per share on the Company's outstanding shares of common stock was paid on each of March 29, 2018, June 29, 2018 and September 28, 2018. A quarterly cash dividend of $0.14 per share on the Company's outstanding shares of common stock was paid on December 31, 2018. The aggregate cash dividends paid for the quarter ended December 31, 2018 was $12,169. The aggregate cash dividends paid for the twelve months ended December 31, 2018 was $47,316.

Key Performance Indicators and Statistics

The following measurements are among the key business indicators reviewed by various members of management to measure consolidated and segment results of the Company:

•	net sales

•	gross profit margin

•	operating expenses

•	income from operations

•	adjusted EBITDA

•	adjusted EBIT

•	inventory turnover

•	accounts receivable average collection days

•	cash flow and liquidity determined by the Company’s working capital and free cash flow

•	store metrics, such as same store sales, sales per square foot, average unit retail, conversion, average units per transaction, and contribution margin.

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

The table below reconciles these metrics to net income as presented in the Consolidated Statements of Income.

	Years Ended December 31 ($ in thousands)
	2018	2017	2016
Net Income	$130,499	$119,138	$121,274
Add back:
Provision for income taxes	46,841	53,189	49,726
Provision for legal charges	2,837	6,713	—
Provision for early lease termination charges	1,693	5,123	—
Schwartz & Benjamin amendment to the equity purchase agreement	—	(10,215)	—
Provisions for bad debt expense and write-off of an unamortized buying agency agreement support payment associated with the Payless ShoeSource bankruptcies	12,123	5,470	—
Schwartz & Benjamin acquisition integration charges and related restructuring	2,065	3,639	—
Charges related to preferred interest investment	—	2,700	—
Impairment of Wild Pair trademark	—	1,000	—
Schwartz & Benjamin acquisition inventory fair value adjustment	—	591	—
Deduct:
Other (expense)/income - net *	(66)	(5)	(664)
Interest, net	4,024	2,548	2,488
Adjusted EBIT	$192,100	$184,805	$169,176
Add back:
Depreciation and amortization	$21,754	$20,406	$19,868
Loss on disposal of fixed assets	1,220	1,455	652
Adjusted EBITDA	$215,074	$206,666	$189,696
* Consists of realized (losses)/gains on marketable securities and foreign exchange (losses)/gains.

Executive Summary

Net sales for 2018 increased by 7.0% to $1,653,609 from $1,546,098 in 2017. Net sales growth was driven by our Wholesale Accessories, Footwear and Retail segments. Net sales in the Wholesale Accessories increased by $43,796, or 17.1%, when compared to the prior year. Net sales in the Wholesale Footwear segment increased by $40,809, or 4.0%, when compared to the prior year. Net sales in the Retail segment increased by $22,906, or 8.4%, when compared to the prior year.

Net income attributable to Steven Madden, Ltd. increased 9.5% to $129,136 in 2018 compared to $117,948 in 2017. The Company's effective tax rate for 2018 decreased to 26.4% compared to 30.9% recorded in 2017. Diluted earnings per share in 2018 increased to $1.50 per share on 86,097,000 diluted weighted average shares outstanding compared to $1.36 per share on 86,745,000 diluted weighted average shares outstanding in the prior year.

In our Retail segment, same store sales (sales attributable to those stores, including the e-commerce websites, that were in operation throughout 2018) increased 2.8%, and sales per square foot decreased to $612 in 2018 compared to sales per square foot of $656 in 2017. As of December 31, 2018, we had 229 stores in operation, compared to 206 stores as of December 31, 2017 which increase resulted from the addition of 23 full price stores, 5 outlet stores and 3 e-commerce websites partially offset by the closing of 6 full price stores and 2 outlet stores.

Our inventory turnover (calculated on a trailing twelve-month average) for the years ended December 31, 2018 and 2017 was 8.1 times and 8.6 times, respectively. Our total company accounts receivable average collection days were 69 days in 2018 compared to 75 days in 2017 primarily due to better collection efforts by the Company and the transition, in 2018, of one of the Company's wholesale customers from the wholesale model to the buying agency model. As of December 31, 2018, we had $266,999 in cash, cash equivalents and marketable securities, no short or long-term debt and total stockholders’ equity of $814,682. Working capital increased to $478,436 as of December 31, 2018, compared to $438,906 on December 31, 2017.

The following table sets forth information on operations for the periods indicated:

	Years Ended December 31, ($ in thousands)
	2018		2017		2016
CONSOLIDATED:
Net sales	$1,653,609	100.0%	$1,546,098	100.0%	$1,399,551	100.0%
Cost of sales	1,037,571	62.7%	968,357	62.6%	877,568	62.7%
Gross profit	616,038	37.3%	577,741	37.4%	521,983	37.3%
Commission and licensing fee income - net of expenses	5,417	0.3%	14,259	0.9%	11,788	0.8%
Operating expenses	448,073	27.1%	421,216	27.2%	364,595	26.1%
Impairment charges	—	—%	1,000	0.1%	—	—%
Income from operations	173,382	10.5%	169,784	11.0%	169,176	12.1%
Interest and other income – net	3,958	0.2%	2,543	0.2%	1,824	0.1%
Income before income taxes	177,340	10.7%	172,327	11.1%	171,000	12.2%
Net income attributable to Steven Madden, Ltd.	$129,136	7.8%	$117,948	7.6%	$120,911	8.6%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$1,058,366	100.0%	$1,017,557	100.0%	$881,864	100.0%
Cost of sales	712,457	67.3%	685,190	67.3%	602,029	68.3%
Gross profit	345,909	32.7%	332,367	32.7%	279,835	31.7%
Operating expenses	205,771	19.4%	197,722	19.4%	169,796	19.3%
Income from operations - before impairment charges	$140,138	13.2%	$134,645	13.2%	$110,039	12.5%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$300,091	100.0%	$256,295	100.0%	$254,931	100.0%
Cost of sales	208,352	69.4%	175,566	68.5%	170,509	66.9%
Gross profit	91,739	30.6%	80,729	31.5%	84,422	33.1%
Operating expenses	64,647	21.5%	57,092	22.3%	52,860	20.7%
Income from operations - before impairment charges	$27,092	9.0%	$23,637	9.2%	$31,562	12.4%

RETAIL SEGMENT:
Net sales	$295,152	100.0%	$272,246	100.0%	$262,756	100.0%
Cost of sales	116,762	39.6%	107,601	39.5%	105,030	40.0%
Gross profit	178,390	60.4%	164,645	60.5%	157,726	60.0%
Operating expenses	177,655	60.2%	165,771	60.9%	141,939	54.0%
Income/(loss) from operations - before impairment charges	$735	0.2%	$(1,126)	(0.4)%	$15,787	6.0%
Number of stores	229		206		189

FIRST COST SEGMENT:
Other commission (loss)/income – net of expenses	$(4,549)	100.0%	$5,159	100.0%	$3,728	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$9,966	100.0%	$9,100	100.0%	$8,060	100.0%

RESULTS OF OPERATIONS
($ in thousands)

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Consolidated:

Net sales for the year ended December 31, 2018 increased by 7.0% to $1,653,609 from $1,546,098 for fiscal year 2017. For the year ended December 31, 2018, gross margin as a percentage of net sales decreased slightly to 37.3% in the current year compared to 37.4% in the prior year. Operating expenses increased in 2018 to $448,073, or 27.1% of total revenue, from $421,216, or 27.2% of total revenue, in 2017. For the years ended 2018 and 2017, operating expenses included certain charges of $10,211 and $14,430, respectively. (See "Non-GAAP Financial Measures" above for a description of these charges.) Excluding these charges, the increase in operating expenses primarily comprised of (i) higher payroll and related expenses, (ii) higher warehouse and distribution expenses, (iii) legal charges consisting of costs and estimated settlement amounts, (iv) higher occupancy related expenses, (v) higher selling expenses, (vi) higher marketing expenses and (vii) higher consulting expenses. Commission and licensing fee income decreased to $5,417 in 2018 compared to $14,259 in 2017, resulting from provisions for bad debt expense and the write-off of an unamortized buying agency agreement support payment of $8,507 associated with the Payless ShoeSource bankruptcy. (See "Non-GAAP Financial Measures" above.) The effective tax rate for the year ended December 31, 2018 decreased to 26.4% compared to 30.9% in the same period last year primarily due to changes to U.S. tax laws impacting us resulting from the Tax Cuts and Jobs Act, partially offset by a prepaid tax adjustment related to prior years. Net income attributable to Steven Madden, Ltd. for the year ended December 31, 2018 increased to $129,136 compared to $117,948 for the year ended December 31, 2017.

Wholesale Footwear Segment:

Net sales generated by the Wholesale Footwear segment were $1,058,366, or 64.0%, and $1,017,557, or 65.8%, of our total net sales for the years ended December 31, 2018 and 2017, respectively. The increase in net sales is primarily driven by strong growth in our Steve Madden and Blondo brands in both domestic and international markets.

Gross profit margin in 2018 was 32.7%, flat from the prior year. Operating expenses increased to $205,771, or 19.4% of revenue, in 2018 compared to $197,722, or 19.4% of revenue, in the same period of 2017. Operating expenses in 2018 included $8,518 of certain charges, which consisted of $3,616 of bad debt expense related to the Payless ShoeSource bankruptcy, $2,837 related to provisions for legal charges, and $2,065 related to Schwartz & Benjamin acquisition integration charges and related restructuring. Operating expenses in 2017 included $8,307 of certain net charges, which consisted of $6,713 related to provisions for legal charges, $5,470 related to bad debt expenses for the Payless ShoeSource bankruptcy, $3,639 related to Schwartz & Benjamin acquisition integration charges and related restructuring, $2,700 related to charges due to preferred interest investment, partially offset by a benefit of $10,215 related to an amendment of the purchase agreement for the acquisition of Schwartz & Benjamin. Excluding these charges, the increase in operating expenses was primarily comprised of higher payroll and related expenses, and warehouse and distribution expenses. Income from operations before impairment charges increased to $140,138 for the year ended December 31, 2018 compared to $134,645 for the year ended December 31, 2017.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $300,091, or 18.1%, and $256,295, or 16.6%, of total Company net sales for the years ended December 31, 2018 and 2017, respectively. The increase in net sales is primarily driven by strong growth in our private label business and our Steve Madden brand, as well as the addition of the Anne Klein handbag business.

Gross profit margin in the Wholesale Accessories segment decreased to 30.6% in 2018 from 31.5% in the prior year period primarily due to sales mix. In the year ended December 31, 2018, operating expenses increased to $64,647, or 21.5% of revenue, compared to $57,092, or 22.3% of revenue, in the year ended December 31, 2017. In 2018, operating expenses included certain charges of $1,241 related to provisions for early lease termination charges. Excluding these charges, operating expenses increased primarily due to higher warehouse and distribution expenses. Income from operations for the Wholesale Accessories segment increased to $27,092 in 2018 compared to $23,637 in 2017.

Retail Segment:

Net sales generated by the Retail segment accounted for $295,152, or 17.8%, and $272,246, or 17.6%, of total Company net sales for the years ended December 31, 2018 and 2017, respectively, which represents a $22,906 or 8.4% increase, year-over-year. This growth is due to the net addition of 23 stores from the prior year and an increase in comparable store sales of 2.8%. During 2018, we added 23 full price stores, 5 outlets, 3 e-commerce websites and closed 6 full price locations and 2 outlet locations. As a result, we had 229 retail stores as of December 31, 2018, compared to 206 stores as of December 31, 2017. The 229 stores currently in operation include 157 Steve Madden full price stores, 62 Steve Madden outlet stores, 2 Steven stores, 1 Superga store and 7 e-commerce websites. In addition, during 2018, we opened 16 concessions in China, Taiwan and South Africa, and ended the year with 42 company-operated concessions in international markets. Comparable store sales (sales of those stores, including the e-commerce websites, that were open for all of 2018) for the year ended December 31, 2018 increased 2.8% when compared to the prior year. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base. During the year ended December 31, 2018, the gross margin slightly decreased to 60.4% from 60.5% in 2017 primarily due to slightly higher promotional activity during 2018 in our full price retail stores. In 2018, operating expenses increased to $177,655, or 60.2% of revenue, from $165,771, or 60.9% of revenue, in 2017. In 2018 and 2017 operating expenses included $452 and $5,123, respectively, of provisions for early lease termination charges. Excluding these charges, operating expenses increased primarily due to the incremental costs associated with new store openings, such as higher selling costs, payroll and related expenses, warehouse expenses, and occupancy related expenses. For the year ended December 31, 2018, income from operations for the Retail segment was $735 compared to losses from operations of $1,126 in the prior year.

First Cost Segment:

The First Cost segment, which includes net commission income and fees decreased to a loss of $4,549 for the year ended December 31, 2018 compared to an income of $5,159 in 2017. The decrease is primarily due to a charge of $8,507 for provisions for bad debt expense and a write-off of an unamortized buying agency agreement support payment related to the Payless ShoeSource bankruptcy.

Licensing Segment:

During the year ended December 31, 2018, income for the Licensing segment increased to $9,966 as compared to the prior year income of $9,100 primarily due to an increase in income from the licensing of the FREEBIRD by Steven brand for operation of retail stores.

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Consolidated:

Net sales for the year ended December 31, 2017 increased by 10.5% to $1,546,098 from $1,399,551 for fiscal year 2016. For the year ended December 31, 2017, gross margin as a percentage of net sales increased slightly to 37.4% in the current year compared to 37.3% in the prior year. Excluding the impact from the Schwartz & Benjamin acquisition, gross profit margin as a percentage of net sales increased to 38.3% driven by improvement in the Wholesale Footwear and Retail segments. Operating expenses increased in 2017 to $421,216, or 27.2% of total revenue, from $364,595, or 26.1% of total revenue, in 2016. The increase is primarily related to (i) the impact of the Schwartz & Benjamin acquisition, (ii) legal charges consisting of costs and estimated settlement amounts, (iii) bad debt related to the Payless ShoeSource bankruptcy, and (iv) charges to preferred interest investments related to the Brian Atwood acquisition. These increases were partially offset by the benefit received for the reversal of contingent liabilities related to the amended purchase agreement for the Schwartz & Benjamin acquisition. Commission and licensing fee income increased to $14,259 in 2017 compared to $11,788 in 2016. The effective tax rate for the year ended December 31, 2017 increased to 30.9% compared to 29.3% in the same period in the prior year primarily due to the impact of the year-over-year benefit resulting from the exercising and vesting of share based awards coupled with a shift in profitability to jurisdictions with higher tax rates. These were partially offset by the net benefit related to the recently enacted Tax Cuts and Jobs Act in the United States. Net income attributable to Steven Madden, Ltd. for the year ended December 31, 2017 decreased to $117,948 compared to $120,911 for the year ended December 31, 2016.

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
Gross profit margin increased to 32.7% in 2017 from 31.7% in the prior year period. Excluding the impact from the Schwartz & Benjamin acquisition, gross profit margin was 33.8%. The increase in gross profit margin primarily resulted from reduced mark-downs and closeouts, as well as a sales mix shift between our branded and private label businesses. Operating expenses increased to $197,722, or 19.4%, in 2017 compared to $169,796, or 19.3%, in the same period of 2016 primarily due to (i) the impact of the Schwartz & Benjamin acquisition, (ii) legal charges consisting of costs and estimated settlement amounts, (iii) bad debt related to the Payless ShoeSource bankruptcy, and (iv) charges to preferred interest investments related to the Brian Atwood acquisition. These increases were partially offset with a benefit due to a decrease in contingent liabilities related to the Schwartz & Benjamin acquisition. Income from operations before impairment charges increased to $134,645 for the year ended December 31, 2017 compared to $110,039 for the year ended December 31, 2016.

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

Retail Segment:

Net sales generated by the Retail segment accounted for $272,246, or 17.6%, and $262,756, or 18.8%, of total Company net sales for the years ended December 31, 2017 and 2016, respectively, which represents a $9,490 or 3.6% increase, year-over-year. This growth is due to the net addition of seventeen stores from the prior year partially offset by a decrease in comparable store sales of 3.2%. During 2017, we added thirteen full price stores and six outlets, and closed two full price locations. As a result, we had 206 retail stores as of December 31, 2017, compared to 189 stores as of December 31, 2016. The 206 stores in operation as of December 31, 2017 include 138 Steve Madden full price stores, 60 Steve Madden outlet stores, three Steven stores, one Superga store and four e-commerce websites. In addition, during 2017, we opened 21 concessions in Asia through our China and Taiwan joint ventures, and ended the year with 38 company-operated concessions in international markets. Comparable store sales (sales of those stores, including the e-commerce websites, that were open for all of 2017 and 2016) for the year ended December 31, 2017 decreased 3.2% when compared to the prior year. The Company excludes new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base. During the year ended December 31, 2017, gross margin increased to 60.5% from 60.0% in 2016 primarily due to lower promotional activity during 2017. In 2017, operating expenses increased to $165,771, or 60.9% of revenue, from $141,939, or 54.0% of revenue, in 2016 primarily due to the incremental costs associated with new store openings, legal charges consisting of costs and estimated settlement amounts related to early lease terminations and increases in employee-related costs. For the year ended December 31, 2017, losses from operations for the Retail segment were $1,126 compared to income from operations of $15,787 in the prior year.

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

Cash, cash equivalents and short-term investments totaled $266,999 and $245,241 at December 31, 2018 and December 31, 2017, respectively. Of the total cash, cash equivalents and short-term investments at December 31, 2018, $198,110, or 74%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2017, $135,884, or 55%, was held in our foreign subsidiaries.

The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by the Company or Rosenthal at any time with 60 days’ prior written notice. As of December 31, 2018 we had no borrowings against this credit facility.

As of December 31, 2018, we had working capital of $478,436, cash and cash equivalents of $200,031, investments in marketable securities of $66,968 and we did not have any long-term debt.

We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $154,376 in 2018 compared to cash provided by operations of $157,935 in the prior year. The primary sources of cash were net income of $130,499 and increases in accounts payable, accrued expenses and income taxes payable of $21,249 and prepaid expenses, prepaid tax, deposits and other of $14,633. The primary use of cash was an increase in factor accounts receivable of $39,959 and inventories of $26,923.
INVESTING ACTIVITIES
($ in thousands)

During the year ended December 31, 2018 cash provided by investing activities was $11,065, of which we invested $77,262 in marketable securities and received $100,777 from the maturities and sales of securities. We made capital expenditures of $12,450, principally for new stores and improvements to existing stores, systems enhancements and leasehold improvements to office and showroom space.
FINANCING ACTIVITIES
($ in thousands)
During the year ended December 31, 2018, net cash used by financing activities was $145,810, which primarily consisted of share repurchases of $105,924, payment of cash dividends of $47,316 and payment of contingent liabilities related to acquisitions completed in prior years of $7,000, partially offset by proceeds from the exercise of stock options of $13,036.

CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of December 31, 2018 were as follows:

	Payment due by period
Contractual Obligations	Total	2019	2020-2021	2022-2023	2024 and after
Operating lease obligations	$229,971	$44,551	$79,235	$52,846	$53,339
Purchase obligations	98,131	98,131	—	—	—
Contingent payment liabilities	3,000	3,000	—	—	—
Future minimum royalty and advertising payments	49,602	13,073	24,644	11,885	—
Transition tax	17,973	$1,563	$3,126	$4,493	$8,791
Total	$398,677	$160,318	$107,005	$69,224	$62,130
At December 31, 2018, we had no open letters of credit for the purchase of inventory.
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
The Company has employment agreements with its Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating approximately $11,101 in 2019, $9,378 in 2020 and $8,668 in 2021. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock-related compensation.
In connection with our acquisition of Schwartz & Benjamin on January 30, 2017, we are subject to a potential payment of $3,000 to the sellers of Schwartz & Benjamin contingent upon the non-cancellation of a certain license agreement through certain dates.
Transition tax of $17,973 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). For further information, refer to Note N to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Excluded from the contractual obligations table above are long-term taxes payable of $1,511 as of December 31, 2018 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
DIVIDENDS
In February 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.13 per share on the Company’s outstanding shares of common stock. The dividend was paid on March 29, 2018, to stockholders of record as of the close of business on March 12, 2018. The total cash dividends paid for the three months ended March 31, 2018 was $11,758.
In April 2018, the Board of Directors of the Company declared an additional quarterly cash dividend of $0.13 per share on the Company’s outstanding shares of common stock. The dividend was paid on June 29, 2018 to stockholders of record as of the close of business on June 12, 2018. The total cash dividends paid for the three months ended June 30, 2018 was $11,716.
In July 2018, the Board of Directors of the Company declared an additional quarterly cash dividend of $0.13 per share on the Company’s outstanding shares of common stock. The dividend was paid on September 28, 2018 to stockholders of record as of the close of business on September 18, 2018. The total cash dividends paid for the three months ended September 30, 2018 was $11,673.
In October 2018, the Board of Directors of the Company declared an additional quarterly cash dividend of $0.14 per share on the Company’s outstanding shares of common stock. The dividend was paid on December 31, 2018 to stockholders of record as of the close of business on December 21, 2018. The total cash dividends paid for the three months ended December 31, 2018 was $12,169.
The aggregate cash dividends paid for the twelve months ended December 31, 2018 was $47,316.

Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.
The Company’s Board of Directors approved a quarterly cash dividend of $0.14 per share. The dividend will be paid on March 29, 2019, to stockholders of record at the close of business on March 19, 2019.
INFLATION

We do not believe that inflation and price changes have had a significant effect on the Company's sales or profitability for the fiscal year ended December 31, 2018 and the prior two fiscal years. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.

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
Allowances for bad debts. Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on an analysis of the aging of accounts receivable, assessments of collectability based on historical trends, the financial condition of the Company’s customers and an evaluation of economic conditions. In general, the actual bad debt losses have historically been within the Company’s expectations and the allowances it established. The reserve against our non-factored trade receivables also includes estimated losses that may result from customers’ inability to pay.
Customer returns and chargebacks. We provide variable consideration to our customers for chargebacks, co-op advertising allowances, discounts, returns and other miscellaneous deductions that relate to the current period. The amount of the consideration for returns, discounts and compliance chargebacks are determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. We evaluate anticipated customer markdowns and advertising chargebacks by reviewing several performance indicators for our major customers. These performance indicators (which include inventory levels at the retail floors, sell through rates and gross margin levels) are analyzed by management to estimate the amount of the anticipated customer allowance. Failure to correctly estimate the amount of the reserve could materially impact our results of operations and financial position.
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

Valuation of intangible assets and goodwill. In accordance with applicable accounting guidance, the Company tests goodwill and intangible assets with indefinite lives at least annually. This accounting guidance also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with applicable accounting guidance.
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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)
Our financing arrangements are subject to variable interest rates primarily based on the prime rate and LIBOR. An analysis of our collection agency agreement with Rosenthal can be found in the “Liquidity and Capital Resources” section under Part II, Item 7, and in Note D to the Consolidated Financial Statements included in this Annual Report on Form 10-K under the caption “Factor Receivable.” As of December 31, 2018, we held marketable securities valued at approximately $66,968, which consisted primarily of corporate bonds and certificates of deposit. The values of these securities may fluctuate as a result of changes in values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. Also, our inventory purchases are primarily done in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases that are denominated in foreign currencies we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Notes A and L to the Consolidated Financial Statements.

During 2018, the Company entered into forward foreign exchange contracts totaling $56,879. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of the year-end. As of December 31, 2018, a 10% appreciation or depreciation of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $2,919.

In addition, we are exposed to translation risk in connection with our foreign operations in Canada, Mexico, Europe, South Africa, China, Taiwan and Israel because our subsidiaries and joint ventures in these countries utilize the local currency as their functional currency and those financial results must be translated into U.S. dollars. As currency exchange rates fluctuate, foreign currency exchange rate translation adjustments reflected in our financial statements with respect to our foreign operations affects the comparability of financial results between years.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2018, of our internal control over financial reporting based on the framework and criteria established in the 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Our independent registered public accounting firm, EisnerAmper LLP, has audited the Company's consolidated financial statements and the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. Their report appears in this Annual Report on Form 10-K.

Remediation of Material Weakness

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis. The material weakness that we previously reported was identified as of December 31, 2017 related to the design and implementation of effective control over risk assessment with regard to certain processes and procedures commensurate with our financial reporting requirements. Specifically, we did not design and maintain adequate information technology general controls for information systems that are relevant to the preparation of financial statements in certain areas. The deficiencies in internal control over financial reporting were detailed in Item 9A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017.

During the fourth quarter of 2018, management of the Company implemented measures that it believes are sufficient to fully remediate each of the deficiencies resulting in the material weakness, which measures are described in Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018. During the fourth quarter of fiscal 2018, we successfully completed the testing necessary to conclude that the material weakness has been remediated. We will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes that management determines to be appropriate.
Changes in Internal Control Over Financial Reporting

We have taken actions to remediate the material weakness related to our internal control over financial reporting, as described in Remediation of Material Weakness above. During the quarter ended December 31, 2018, we also implemented a plan that called for modifications to our internal controls over financial reporting (“ICFR”) related to the accounting for leases as a result of ASU 2016-02. The modified controls have been designed to address risks associated with accounting for lease assets and liabilities and the related income and expenses under ASC 842. We have therefore augmented ICFR as follows:

•	Implementing a new IT system to capture, calculate, and account for leases.

•
Modified existing and implemented new controls that address risks associated with accounting for lease assets and liabilities and the related income and expense, including the revision of our contract review controls.

Other than remediation of the material weakness referenced above and changes in controls relating to ASC 842, there was no change in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2018, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

On February 27, 2019, the Company issued a press release reporting its financial results for the fiscal quarter and fiscal year ended December 31, 2018, a copy of which is attached as Exhibit 99.01 to this Annual Report.

The Company’s press release on February 27, 2019 also announced that the Company’s Board of Directors has declared a quarterly cash dividend of $0.14 per share on the Company’s outstanding shares of common stock. The dividend is payable on March 29, 2019, to the stockholders of record as of the close of business on March 19, 2019.  The full text of the press release is attached as Exhibit 99.01 to this Annual Report.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.
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

DATE: February 28, 2019

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

Signature	Title	Date
/S/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	February 28, 2019
Edward R. Rosenfeld
/S/ ARVIND DHARIA	Chief Financial Officer and Chief Accounting Officer	February 28, 2019
Arvind Dharia
/S/ AMELIA NEWTON VARELA	President and Director	February 28, 2019
Amelia Newton Varela
/S/ PETER MIGLIORINI	Director	February 28, 2019
Peter Migliorini
/S/ RICHARD P. RANDALL	Director	February 28, 2019
Richard P. Randall
/S/ RAVI SACHDEV	Director	February 28, 2019
Ravi Sachdev
/S/ THOMAS H. SCHWARTZ	Director	February 28, 2019
Thomas H. Schwartz
/S/ ROSE LYNCH	Director	February 28, 2019
Rose Lynch
/S/ ROBERT SMITH	Director	February 28, 2019
Robert Smith
/S/ MITCHELL S. KLIPPER	Director	February 28, 2019
Mitchell S. Klipper

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steven Madden Ltd. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Steven Madden Ltd. and Subsidiaries (the “Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2019 expressed an unqualified opinion.

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

We have served as the Company’s auditor since 1995

/s/ EisnerAmper LLP

EISNERAMPER LLP
New York, New York

February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steven Madden, Ltd. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Steven Madden Ltd. and Subsidiaries’ (the “Company") internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of Steven Madden Ltd. and Subsidiaries’ as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP
New York, New York
February 28, 2019

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$200,031	$181,214
Accounts receivable, net of allowances of $10,849 and $1,973	25,057	39,473
Factor accounts receivable	241,395	201,436
Inventories	137,247	110,324
Marketable securities – available for sale	66,968	64,027
Prepaid expenses and other current assets	23,425	19,538
Prepaid taxes	9,002	29,506
Total current assets	703,125	645,518
Note receivable – related party	1,927	2,289
Property and equipment, net	64,807	71,498
Deferred taxes	9,321	6,370
Deposits and other	1,967	2,121
Marketable securities – available for sale	—	29,523
Goodwill – net	148,112	148,538
Intangibles – net	143,311	151,304
Total Assets	$1,072,570	$1,057,161
LIABILITIES
Current liabilities:
Accounts payable	$79,802	$66,955
Accrued expenses	130,592	120,624
Income taxes payable	—	1,566
Contingent payment liability – current portion	3,000	7,000
Accrued incentive compensation	11,295	10,467
Total current liabilities	224,689	206,612
Contingent payment liability	—	3,000
Deferred rent	15,786	16,033
Deferred taxes	4,041	3,602
Other liabilities	13,372	18,982
Total Liabilities	257,888	248,229
Commitments, contingencies and other (Note O)
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 131,991 and 130,960 shares issued, 85,715 and 88,047 shares outstanding	6	6
Additional paid-in capital	424,835	390,723
Retained earnings	1,217,521	1,135,701
Accumulated other comprehensive loss	(32,628)	(25,613)
Treasury stock – 46,276 and 42,913 shares at cost	(803,920)	(697,996)
Total Steven Madden, Ltd. stockholders’ equity	805,814	802,821
Noncontrolling interest	8,868	6,111
Total stockholders’ equity	814,682	808,932
Total Liabilities and Stockholders’ Equity	$1,072,570	$1,057,161

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Net sales	$1,653,609	$1,546,098	$1,399,551
Cost of sales	1,037,571	968,357	877,568
Gross profit	616,038	577,741	521,983
Commission and licensing fee income – net	5,417	14,259	11,788
Operating expenses	448,073	421,216	364,595
Impairment charges	—	1,000	—
Income from operations	173,382	169,784	169,176
Interest and other income - net	3,958	2,543	1,824
Income before provision for income taxes	177,340	172,327	171,000
Provision for income taxes (Note N)	46,841	53,189	49,726
Net income	130,499	119,138	121,274
Less: net income attributable to noncontrolling interest	1,363	1,190	363
Net income attributable to Steven Madden, Ltd.	$129,136	$117,948	$120,911

Basic net income per share	$1.58	$1.43	$1.41

Diluted net income per share	$1.50	$1.36	$1.35

Basic weighted average common shares outstanding	81,664	82,736	85,664
Effect of dilutive securities – options/restricted stock	4,433	4,009	3,670
Diluted weighted average common shares outstanding	86,097	86,745	89,334

Cash dividends declared per common share	$0.53	$—	$—

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	2018
	Pre-tax amounts	Tax (expense)	After-tax amounts
Net income			$130,499
Other comprehensive (loss):
Foreign currency translation adjustment	$(7,983)	$—	(7,983)
Gain on cash flow hedging derivatives	1,150	(276)	874
Unrealized gain on marketable securities	124	(30)	94
Total other comprehensive (loss)	$(6,709)	$(306)	(7,015)

Comprehensive income			123,484
Less: comprehensive income attributable to noncontrolling interests			1,363
Comprehensive income attributable to Steven Madden, Ltd.			$122,121

	2017
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$119,138
Other comprehensive income:
Foreign currency translation adjustment	$6,836	$—	6,836
(Loss) on cash flow hedging derivatives	(1,282)	468	(814)
Unrealized gain on marketable securities	183	(67)	116
Total other comprehensive income	$5,737	$401	6,138

Comprehensive income			125,276
Less: comprehensive income attributable to noncontrolling interests			1,190
Comprehensive income attributable to Steven Madden, Ltd.			$124,086

	2016
	Pre-tax amounts	Tax (expense)	After-tax amounts
Net income			$121,274
Other comprehensive (loss):
Foreign currency translation adjustment	$(2,147)	$—	(2,147)
Gain on cash flow hedging derivatives	797	(291)	506
Unrealized gain on marketable securities	2,052	(749)	1,303
Total other comprehensive income/(loss)	$702	$(1,040)	(338)

Comprehensive income			120,936
Less: comprehensive income attributable to noncontrolling interests			363
Comprehensive income attributable to Steven Madden, Ltd.			$120,573

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands)

	Common Stock		Additional Paid‑in Capital	Retained Earnings
	Shares	Amount
Balance - December 31, 2015	92,540	$6	$325,548	$896,842
Share repurchases	(3,656)	—	—	—
Exercise of stock options	1,119	—	10,713	—
Issuance of restricted stock	612	—	—	—
Stock-based compensation	—	—	19,509	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding gain on securities (net of tax expense of $749)	—	—	—	—
Cash flow hedge (net of tax expense of $291)	—	—	—	—
Distributions to non-controlling interests, net	—	—	—	—
Acquisition of Minority Interest (net of tax benefit of $1,432)	—	—	(2,327)	—
Net income	—	—	—	120,911
Balance - December 31, 2016	90,615	6	353,443	1,017,753
Share repurchases	(3,902)	—	—	—
Exercise of stock options	983	—	16,433	—
Issuance of restricted stock	351	—	—	—
Stock-based compensation	—	—	20,847	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding gain on securities (net of tax expense of $67)	—	—	—	—
Cash flow hedge (net of tax benefit of $468)	—	—	—	—
Non-controlling investment in JV	—	—	—	—
Net income	—	—	—	117,948
Balance - December 31, 2017	88,047	6	390,723	1,135,701
Share repurchases	(3,363)	—	—	—
Exercise of stock options	593	—	13,036	—
Issuance of restricted stock	438	—	—	—
Stock-based compensation	—	—	21,076	—
Foreign currency translation adjustment	—	—	—	—
Unrealized holding gain on securities (net of tax expense of $30)	—	—	—	—
Cash flow hedge (net of tax expense of $276)	—	—	—	—
Dividends on common stock ($0.53 per share)	—	—	—	(47,316)
Distributions to non-controlling interests, net	—	—	—	—
Non-controlling investment in JV	—	—	—	—
Net income	—	—	—	129,136
Balance - December 31, 2018	85,715	$6	$424,835	$1,217,521

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(in thousands)

	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-controlling Interest	Total Stockholders' Equity
		Shares	Amount
Balance - December 31, 2015	$(31,413)	35,355	$(512,579)	$259	$678,663
Share repurchases	—	3,656	(86,005)	—	(86,005)
Exercise of stock options	—	—	—	—	10,713
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,509
Foreign currency translation adjustment	(2,147)	—	—	—	(2,147)
Unrealized holding gain on securities (net of tax expense of $749)	1,303	—	—	—	1,303
Cash flow hedge (net of tax expense of $291)	506	—	—	—	506
Distributions to non-controlling interests, net	—	—	—	(417)	(417)
Acquisition of Minority Interest (net of tax benefit of $1,432)	—	—	—	—	(2,327)
Net income	—	—	—	363	121,274
Balance - December 31, 2016	(31,751)	39,011	(598,584)	205	741,072
Share repurchases	—	3,902	(99,412)	—	(99,412)
Exercise of stock options	—	—	—	—	16,433
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation		—	—	—	20,847
Foreign currency translation adjustment	6,836	—	—	—	6,836
Unrealized holding gain on securities (net of tax expense of $67)	116	—	—	—	116
Cash flow hedge (net of tax benefit of $468)	(814)	—	—	—	(814)
Non-controlling investment in JV	—	—	—	4,716	4,716
Net income	—	—	—	1,190	119,138
Balance - December 31, 2017	(25,613)	42,913	(697,996)	6,111	808,932
Share repurchases	—	3,363	(105,924)	—	(105,924)
Exercise of stock options	—	—	—	—	13,036
Issuance of restricted stock	—	—	—	—	—
Stock-based compensation		—	—	—	21,076
Foreign currency translation adjustment	(7,983)	—	—	—	(7,983)
Unrealized holding gain on securities (net of tax expense of $30)	94	—	—	—	94
Cash flow hedge (net of tax expense of $276)	874	—	—	—	874
Dividends on common stock ($0.53 per share)	—	—	—	—	(47,316)
Distributions to non-controlling interests, net	—	—	—	(1,183)	(1,183)
Non-controlling investment in JV	—	—	—	2,577	2,577
Net income	—	—	—	1,363	130,499
Balance - December 31, 2018	$(32,628)	46,276	$(803,920)	$8,868	$814,682
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$130,499	$119,138	$121,274
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	21,076	20,847	19,509
Depreciation and amortization	22,482	21,389	21,102
Loss on disposal of fixed assets	1,220	1,455	652
Impairment charges	—	1,000	—
Deferred taxes	(2,512)	(19,274)	(6,588)
Accrued interest on note receivable – related party	(47)	(54)	(63)
Deferred rent (benefit)/expense	(247)	1,455	2,565
Realized loss/(gain) on sale of marketable securities	189	(5)	661
Change in fair value of contingent liability	—	(11,206)	(425)
Provisions for bad debt expense and write-off of an unamortized buying agency agreement support payment associated with the Payless ShoeSource bankruptcies	12,123	5,470	—
Changes, net of acquisitions, in:
Accounts receivable	4,966	22,683	(13,617)
Factor accounts receivable	(39,959)	(57,268)	11,043
Notes receivable - related party	409	409	409
Inventories	(26,923)	21,135	(17,744)
Prepaid expenses, prepaid taxes, deposits and other	14,633	2,403	(3,461)
Accounts payable and accrued expenses	21,249	9,501	15,324
Accrued incentive compensation	828	2,507	1,819
Other liabilities	(5,610)	16,350	1,144
Net cash provided by operating activities	154,376	157,935	153,604

Cash flows from investing activities:
Capital expenditures	(12,450)	(14,775)	(15,897)
Purchases of marketable securities	(77,262)	(61,209)	(40,451)
Proceeds from notes receivable	—	221	249
Maturity/sale of marketable securities	100,777	79,141	52,215
Acquisitions, net of cash acquired	—	(16,795)	—
Net cash provided by/(used in) investing activities	11,065	(13,417)	(3,884)

Cash flows from financing activities:
Proceeds from exercise of stock options	13,036	16,433	10,713
Investment of noncontrolling interest	2,577	—	(3,759)
Distribution of noncontrolling interests earnings	(1,183)	—	—
Payment of contingent liability	(7,000)	(7,359)	(16,402)
Common stock purchased for treasury	(105,924)	(99,412)	(86,005)
Cash dividends paid on common stock	(47,316)	—	—
Net cash (used in) financing activities	(145,810)	(90,338)	(95,453)
Effect of exchange rate changes on cash and cash equivalents	(814)	919	(566)
Net increase in cash and cash equivalents	18,817	55,099	53,701
Cash and cash equivalents – beginning of year	181,214	126,115	72,414
Cash and cash equivalents – end of year	$200,031	$181,214	$126,115
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$36	$24	$222
Income taxes	$37,105	$61,979	$55,384

See accompanying notes to consolidated financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

Note A – Summary of Significant Accounting Policies

[1]    Organization:

Steven Madden, Ltd. a Delaware corporation, and its subsidiaries, design, source, market and sell name brand and private label women's, men's and children's shoes, worldwide through its wholesale and retail channels under the Steve Madden Women's, Steve Madden Men's, Madden, Madden Girl, Steven, Superga (under license), Dolce Vita and Betsey Johnson brand names and through its wholesale channels under the Stevies, Report, Mad Love and Blondo brand names and, under license, the Kate Spade and Anne Klein brand names. An agreement under which the Company licensed the Avec Les Filles® trademark terminated as of December 31, 2018.

In addition, the Company designs, sources, markets and sells name brand and private label handbags and accessories to customers worldwide through its Wholesale Accessories segment, including the Big Buddha, Betsey Johnson, Madden Girl, Betseyville, Cejon, Steve Madden, Steven by Steve Madden, Luv Betsey, DKNY (under license), Anne Klein (under license) and Donna Karan (under license) accessories brands. Revenue is generated predominantly through the sale of the Company's brand name and private label merchandise and certain licensed products. At December 31, 2018 and 2017, the Company operated 229 (including 7 e-commerce websites) and 206 (including 4 e-commerce websites) retail stores, respectively. Revenue is subject to seasonal fluctuations. See Note P for operating segment information.

[2]    Principles of Consolidation:

The consolidated financial statements include the accounts of Steven Madden, Ltd. and its wholly-owned subsidiaries Steven Madden Retail, Inc., Diva Acquisition Corp., Diva International, Inc., Madden Direct, Inc., Adesso Madden, Inc., Stevies, Inc., Daniel M. Friedman and Associates, Inc., Big Buddha, Inc., the Topline Corporation, Cejon, Inc., SML Holdings S.a.r.l., SML Canada Acquisition Corp., Madden International Ltd., DMF International Ltd., Asean Corporation Ltd., Dolce Vita Holdings, Inc., Trendy Imports S.A de C.V., Comercial Diecesiette S.A. de C.V., Maximus Designer Shoes S.A. de C.V., BA Brand Holdings LLC, BAI Holding, LLC, Mad Love LLC and Schwartz & Benjamin, Inc. (collectively the "Company"). The accounts of (i) Dexascope Proprietary Ltd., a joint venture in South Africa in which the Company is the majority owner, (ii) BA Brand Holdings LLC, a joint venture in which the Company is the majority owner, (iii) SPM Shoetrade Holding B.V., a joint venture in certain regions of Europe in which the Company is the majority owner, (iv) SM (Jiangsu) Co., Ltd., a joint venture in which the Company controls all of the significant participating rights, (v) SM Dolce Limited, a joint venture in which the Company is the majority interest holder and (vi) SM Distribution Israel L.P., a joint venture in which the Company is the majority interest holder, are included in the consolidated financial statements with the other members' interests reflected in “Net income attributable to noncontrolling interest” in the Consolidated Statements of Income and “Noncontrolling interest” in the Consolidated Balance Sheets. All significant intercompany balances and transactions have been eliminated. Certain reclassifications were made to prior years' amounts to conform to the 2018 presentation.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by management to estimate the amount of the anticipated customer allowance.

[4]    Cash Equivalents:

Cash equivalents at December 31, 2018 and 2017 amounted to approximately $77,050 and $58,436, respectively, and consisted of money market accounts. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

[5]    Marketable Securities:

Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to four years at the time of purchase. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income/(loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the years ended December 31, 2018 and 2017, the amortization of bond premiums totaled $728 and $983, respectively. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk. The schedule of maturities at December 31, 2018 and 2017 is as follows:

	Maturities as of December 31, 2018		Maturities as of December 31, 2017
	1 Year or Less	1 to 4 Years	1 Year or Less	1 to 4 Years
Corporate bonds	$24,617	$—	$11,979	$29,523
Certificates of deposit	42,351	—	52,048	—
Total	$66,968	$—	$64,027	$29,523

For the year ended December 31, 2018, losses of $189 were reclassified from accumulated other comprehensive income and recognized in the Consolidated Statements of Income in interest and other income as compared to gains of $5 for the year ended December 31, 2017. At December 31, 2018, current marketable securities included unrealized losses of $67 and no non-current marketable securities were held by the Company. At December 31, 2017, current marketable securities included unrealized losses of $106 and unrealized gains of $1 and non-current marketable securities included unrealized gains of $3 and unrealized losses of $90.

[6]    Inventories:

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or net realizable value.

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
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

[8]    Goodwill and Intangible Assets:

The Company's goodwill and indefinite lived intangible assets are not amortized, rather they are tested for impairment on an annual basis, or more often if events or circumstances change that could cause these assets to become impaired.

In accordance with applicable accounting guidance, indefinite-lived intangible assets and goodwill are assessed for impairment by performing a qualitative assessment which evaluates relevant events or circumstances in order to determine whether it is more likely than not that the fair value of an intangible asset or reporting unit is less than its carrying amount. The factors that are considered include historical financial performance, macroeconomic and industry conditions and legal and regulatory environment. If it is more likely than not that the fair value of the intangible asset or reporting unit is less than its carrying amount, the fair value of the intangible asset or reporting unit is compared with its carrying amount and, if the fair value of the intangible asset or reporting unit is less than its carrying amount, an impairment is recognized equal to the amount by which the carrying value of the intangible asset or reporting unit exceeds its fair value, not to exceed the carrying amount. During the fourth quarter of 2017, the Company recognized an impairment charge of $1,000 related to the Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows. The Company completed its annual impairment tests on goodwill and its remaining indefinite-lived intangible assets during the third quarter of 2018, and no other impairments were recognized.

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment when there is a triggering event. The Company is currently amortizing its acquired intangible assets with definite useful lives over periods typically from two to ten years using the straight-line method.

[9]    Net Income Per Share of Common Stock:

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 5,135,000, 5,874,000 and 6,287,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted nonvested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the years ended December 31, 2018, 2017 and 2016, options to purchase approximately 45,000, 14,000 and 561,000 shares of common stock, respectively, have been excluded in the calculation of diluted income per share as the result would have been anti-dilutive. For the years ended December 31, 2018, 2017 and 2016, all unvested restricted stock awards were dilutive.

[10]    Comprehensive Income:

Comprehensive income is the total of net earnings and all other non-owner changes in equity. Comprehensive income for the Company includes net income, foreign currency translation adjustments, cash flow hedging and unrealized gains and losses on marketable securities. The accumulated balances for each component of other comprehensive loss attributable to the Company are as follows:

	2018	2017
Currency translation adjustment	$(33,091)	$(24,798)
Cash flow hedges, net of tax	530	(623)
Unrealized loss on securities, net of tax	(67)	(192)
Accumulated other comprehensive loss	$(32,628)	$(25,613)

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

[11] Advertising costs:

The Company expenses costs of print, radio and billboard advertisements as incurred. Advertising expenses included in operating expenses amounted to approximately $21,921 in 2018, $19,629 in 2017 and $16,024 in 2016.

[12] Revenue Recognition:

In May 2014, the Financial Accounting Standards Board (the "FASB") issued new accounting guidance ("Topic 606"), as amended, Accounting Standards Update No. 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers," on revenue recognition. The new standard has replaced Revenue Recognition Topic 605 and provides for a single five-step model to be applied to all revenue contracts with customers as well as requiring additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Effective January 1, 2018, the Company adopted the requirements of Topic 606 using the cumulative effect adjustment approach. The impacts to the financial statements of this adoption are primarily related to balance sheet classification, including amounts associated with the change in balance sheet classification of the sales returns reserves, with no significant impact to the income statement as the Company's previous revenue recognition policies are in line with Topic 606.

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue is recognized at a point in time when product is shipped to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration mainly includes markdown allowances, co-op advertising programs and product returns. The revenue recognition for the Company's segments are described below (see Note P for disaggregated revenue amounts by segment).

A. Disaggregation of Revenue

Wholesale Sales Segment. The Company generates revenue through the design, sourcing and sale of branded footwear and accessories to both domestic and international customers who, in turn, sell the products to the consumer. The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which occurs upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale. The Company's revenue associated with its branded footwear and accessories products is recognized at a point in time when product is shipped to the customer. The Company also generates revenue through the design, sourcing and sale of private label footwear and accessories to both domestic and international customers who brand the products and sell them to the consumer. The Company's revenue associated with private label footwear and accessories products is recognized at a point in time when product is physically delivered to the customer's freight forwarder.

Retail Segment. The Company owns and operates 229 retail stores throughout the United States, Canada, Mexico, South Africa, Israel and China, including 7 e-commerce sites. The Company generates revenue through the sale of branded footwear and accessories directly to the consumer. The Company's revenue associated with Retail segment sales is recognized at the time of the point of sale when the customer takes control of the goods and payment is received.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

freight forwarder takes control of the goods. The Company satisfies its performance obligation with the suppliers and earns its design fee from the factory at the point in time when the customer’s freight forwarder takes control of the goods.

Licensing Segment. The Company licenses various trademarks it owns under licensing agreements for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, fragrance, men’s leather accessories, women's and children's apparel, swimwear and household goods. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee, both of which are based on the higher of a minimum or actual net sales percentage as defined in the various agreements. Licensing revenue is recognized on the basis of net sales reported by the licensees, or the minimum guaranteed royalties, if higher. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and receivable on a quarterly basis. The Company recognizes licensing revenue over the period of time in which the license is provided to the benefit of the licensee.

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
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

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

[15]    Warehouse and Shipping Costs:

The Company includes all warehouse and shipping costs for the Wholesale segment in the operating expenses line on the Consolidated Statements of Income. For the years ended December 31, 2018, 2017 and 2016, the total warehouse and distribution costs included in operating expenses were $43,340, $32,395 and $27,079, respectively. Since the Company's standard terms of sales are “FOB Steve Madden warehouse,” the Company's wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the operating expenses line item in the Consolidated Statements of Income.

[16]    Employee Benefit Plan:

The Company maintains a tax-qualified 401(k) plan which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company made discretionary matching contributions of 50% of employees' contributions up to a maximum of 6% of employees' compensation which vest to the employees over a period of time. Total matching contributions to the plan for 2018, 2017 and 2016 were approximately $1,893, $1,819 and $1,633, respectively.

[17]    Derivative Instruments:

The Company uses derivative instruments to manage its exposure to cash-flow variability from foreign currency risk. Derivatives are carried on the balance sheet at fair value and included in prepaid expenses and other current assets or accrued expenses. The Company applies cash flow hedge accounting for its derivative instruments. Net derivative gains and losses attributable to derivatives subject to cash flow hedge accounting reside in accumulated other comprehensive income/(loss) and will be reclassified to earnings in future periods as the economic transactions to which the derivatives relate affect earnings. See Note L - Derivative Instruments.

[18]    Income Taxes:

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
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

largest benefit that has a greater than 50% likelihood of being realized upon settlement. See Note N - Income Taxes.

[19]    Share-based Compensation:

The Company recognizes expense related to share-based payment transactions in which it receives employee services in exchange for equity instruments of the Company. Share-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Share-based compensation cost for stock options is measured at the grant date, based on the fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, estimated expected life and interest rates. The Company recognizes share-based compensation cost over the award’s requisite service period. The Company recognizes a benefit from share-based compensation in operating expenses in the Consolidated Statements of Income if an incremental tax benefit is realized. See Note I - Equity- Based Compensation.

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

Note C – Acquisitions

SM Distribution Israel, Limited Partnership

In November 2018, the Company formed a joint venture ("SM Israel") with Inter Jeans Ltd. through its subsidiary, SM Distribution Israel L.P. The Company is the majority interest holder in SM Israel and controls all of the significant participating rights of the joint venture. SM Israel is the exclusive distributor of the Company's products in Israel. As the Company controls all of the significant participating rights of the joint venture and is the majority interest holder in SM Israel, the assets, liabilities and results of operations of SM Israel are consolidated and included in the Company’s consolidated financial statements. The other member's interest is reflected in “Net income attributable to noncontrolling interests” in the Consolidated Statements of Income and “Noncontrolling interests” in the Consolidated Balance Sheets.

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
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

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

Contingent consideration classified as a liability is remeasured at fair value at each reporting date, until the contingency is resolved, with changes recognized in earnings. The goodwill related to this transaction is deductible for tax purposes over 15 years.

Note D – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of December 31, 2018 and 2017, no borrowings were outstanding under the credit facility and there were no open letters of credit. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations.
Note E – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steven Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock. The loan, as amended, is secured by non-company securities held in Mr. Madden's brokerage account. The Company has agreed to forgive a portion of the note as long as Mr. Madden remains an employee of the Company through the note's maturity on December 31, 2023. For the years ended December 31, 2018, 2017 and 2016 the Company also recorded a charge in the amount of $409 for each year, respectively, to write-off the required one-tenth of the principal amount of the secured promissory note, which was partially offset by imputed interest income of $47, $55 and $63, respectively.
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
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities, subject to fair value measurements, as of December 31, 2018 and 2017 are as follows:

		December 31, 2018
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$77,050	$77,050	$—	$—
Current marketable securities – available for sale	66,968	66,968	—	—
Forward contracts	707	—	707	—
Total assets	$144,725	$144,018	$707	$—
Liabilities:
Contingent consideration	$3,000	$—	$—	$3,000
Total liabilities	$3,000	$—	$—	$3,000

		December 31, 2017
		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$58,436	$58,436	$—	$—
Current marketable securities – available for sale	64,027	64,027	—	—
Long-term marketable securities – available for sale	29,523	29,523	—	—
Forward contracts	—	—	—	—
Total assets	$151,986	$151,986	$—	$—
Liabilities:
Contingent consideration	$10,000	$—	$—	$10,000
Forward contracts	783	—	783	—
Total liabilities	$10,783	$—	$783	$10,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

Our level 3 balance consists of contingent consideration related to an acquisition. The changes in our level 3 liabilities for the years ended December 31, 2018 and 2017 are as follows:

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at December 31,
2018
Liabilities:
Contingent consideration	$10,000	(7,000)	—	—	$3,000

2017
Liabilities:
Contingent consideration	$7,948	(7,359)	20,617	(11,206)	$10,000

The change in estimate of the contingent consideration for the year ended December 31, 2017 of $11,206, which occurred in the fourth quarter, has been reflected as a reduction in operating expenses on the Consolidated Statements of Income for the year ended December 31, 2017.

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows (see Note L - Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

The Company has recorded a liability for potential contingent consideration in connection with the January 30, 2017 acquisition. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, as amended, between the Company and the sellers of Schwartz & Benjamin, earn-out payments are based on the performance of certain specified license agreements. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of Schwartz & Benjamin during the earn-out period. An earn-out payment in the aggregate amount of $7,000 was paid to the sellers of Schwartz & Benjamin in the first quarter of 2018, leaving a remaining balance of $3,000.

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
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

Note G - Property and Equipment
The major classes of assets and total accumulated depreciation and amortization are as follows:

		December 31,
	Average Useful Life	2018	2017
Land and building		$767	$767
Leasehold improvements		84,512	81,554
Machinery and equipment	10 years	7,098	7,132
Furniture and fixtures	5 years	9,039	8,629
Computer equipment and software	3 to 5 years	58,089	58,448
		159,505	156,530
Less accumulated depreciation and amortization		(94,698)	(85,032)
Property and equipment - net		$64,807	$71,498

Depreciation and amortization expense related to property and equipment included in operating expenses amounted to approximately $16,036 in 2018, $15,160 in 2017 and $14,346 in 2016.
Note H – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of December 31, 2018 and 2017:

	Wholesale			Net Carrying
	Footwear	Accessories	Retail	Amount
Balance at January 1, 2017	$72,261	$49,324	$14,126	$135,711
Acquisition of Schwartz & Benjamin	11,882	—	—	11,882
Translation and other	719	—	226	945
Balance at December 31, 2017	84,862	49,324	14,352	148,538
Translation and other	(311)	—	(115)	(426)
Balance at December 31, 2018	$84,551	$49,324	$14,237	$148,112

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

The following table details identifiable intangible assets as of December 31, 2018 and 2017:

	2018
	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$9,220	$6,582	$—	$2,638
Customer relationships	10 years	47,019	28,049	—	18,970
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,440	—	—
Re-acquired right	2 years	4,200	4,200	—	—
Other	3 years	14	14	—	—
		68,493	46,885	—	21,608
Re-acquired right	indefinite	35,200	9,785	—	25,415
Trademarks	indefinite	100,333	—	4,045	96,288
		$204,026	$56,670	$4,045	$143,311

(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

(2) An initial impairment charge of $3,045 was recorded in the first quarter of 2015 and a final impairment charge of $1,000 was recorded in the fourth quarter of 2017 related to the Company's Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows from a significant customer.

	2017
	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$9,220	$4,760	$—	$4,460
Customer relationships	10 years	47,019	24,127	—	22,892
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,375	—	65
Re-acquired right	2 years	4,200	4,200	—	—
Other	3 years	14	14	—	—
		68,493	41,076	—	27,417
Re-acquired right	indefinite	35,200	7,601	—	27,599
Trademarks	indefinite	100,333	—	4,045	96,288
		$204,026	$48,677	$4,045	$151,304

(1) Includes the effect of foreign currency translation related primarily to the movement of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

(2) An initial impairment charge of $3,045 was recorded in the first quarter of 2015 and a final impairment charge of $1,000 was recorded in the fourth quarter of 2017 related to the Company's Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows from a significant customer.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

The amortization of intangible assets amounted to $5,718 for 2018, $5,245 for 2017 and $5,522 for 2016 and is included in operating expenses on the Company's Consolidated Statements of Income. The estimated future amortization expense for intangibles is as follows:

2019	$4,329
2020	3,543
2021	1,994
2022	1,487
2023	1,487
Thereafter	8,768
Total	$21,608

Note I – Equity-Based Compensation

In March 2006, the Company's Board of Directors approved the Steven Madden, Ltd. 2006 Stock Incentive Plan, as amended (the “Plan”), under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The Company's stockholders approved the Plan as well as successive amendments of the Plan, most recently on May 25, 2012. The following table summarizes the number of shares of common stock authorized for use under the Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the Plan and the number of shares of common stock available for the grant of stock-based awards under the Plan:

Common stock authorized	35,199,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(34,131,866)
Common stock available for grant of stock-based awards as of December 31, 2018	1,067,134

For the years ended December 31, 2018, 2017 and 2016, total equity-based compensation was as follows:

	Years Ended December 31,
	2018	2017	2016
Restricted stock	$16,720	$16,616	$16,494
Stock options	4,356	4,231	3,015
Total	$21,076	$20,847	$19,509

Equity-based compensation is included in operating expenses on the Company’s Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during December 31, 2018, 2017, 2016 are as follows:

	Years Ended December 31,
	2018	2017	2016
Proceeds from stock options exercised	$13,036	$16,433	$10,713
Intrinsic value of stock options exercised	$6,841	$9,936	$16,983

During the years ended December 31, 2018, 2017 and 2016, options to purchase approximately 773,351 shares of common stock with a weighted average exercise price of $26.38, 614,283 options with a weighted average exercise price of $22.68 and 483,033 options with a weighted average exercise price of $21.58 vested, respectively. As of December 31, 2018, there were unvested options relating to 1,651,337 shares of common stock outstanding with a total of $7,863 of unrecognized compensation cost and an average vesting period of 2.6 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during 2018, 2017, and 2016:

	2018	2017	2016
Volatility	25.1% to 33.2%	23.0% to 26.4%	22.2% to 26.2%
Risk free interest rate	2.1% to 2.9%	1.5% to 2.0%	0.9% to 1.9%
Expected life in years	3.0 to 5.0	3.0 to 5.0	3.0 to 5.0
Dividend yield	1.7%	0.0%	0.0%
Weighted average fair value	$6.75	$5.94	$4.74

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

Activity relating to stock options granted under the Company’s plans and outside the plans during the three years ended December 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	3,024,000	$15.67
Granted	393,000	22.57
Exercised	(1,119,000)	9.57
Forfeited	(49,000)	20.39
Outstanding at December 31, 2016	2,249,000	19.81
Granted	1,593,000	25.03
Exercised	(983,000)	16.49
Forfeited	(13,000)	23.49
Outstanding at December 31, 2017	2,846,000	23.87
Granted	585,000	32.39
Exercised	(593,000)	22.04
Forfeited	(23,000)	22.59
Outstanding at December 31, 2018	2,815,000	$26.03	4.7	$11,911
Exercisable at December 31, 2018	1,164,000	$25.27	3.8	$5,813

The following table summarizes information about stock options at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$17.97 to $21.97	164,000	1.9	$20.11	127,000	$20.02
$21.98 to $25.98	1,806,000	4.5	24.40	679,000	23.94
$25.99 to $29.99	532,000	5.7	28.08	245,000	26.77
$30.00 to $34.00	52,000	6.6	30.88	—	—
$34.01 to $38.01	261,000	4.7	35.85	113,000	35.95
	2,815,000	4.7	$26.03	1,164,000	$25.27

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

Restricted Stock

The following table summarizes restricted stock activity during the three years ended December 31, 2018:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2016	6,083,000	$16.88
Granted	651,000	22.87
Vested	(414,000)	20.19
Forfeited	(33,000)	22.30
Outstanding at December 31, 2016	6,287,000	17.29
Granted	413,000	25.11
Vested	(762,000)	20.39
Forfeited	(64,000)	23.65
Outstanding at December 31, 2017	5,874,000	17.37
Granted	509,000	31.70
Vested	(1,177,000)	18.44
Forfeited	(71,000)	25.61
Outstanding at December 31, 2018	5,135,000	$18.42

As of December 31, 2018, the Company had $60,517 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. This cost is expected to be recognized over a weighted average period of 4.5 years.

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. The fair value of the restricted stock that vested during the years ended December 31, 2018, 2017 and 2016 was $36,122, $21,549 and $9,758, respectively.

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment of Mr. Madden’s existing employment agreement, pursuant to which, on February 8, 2012, Mr. Madden was granted 2,194,586 restricted shares of the Company’s common stock at the then market price of $18.23, which will vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. On June 30, 2012, Mr. Madden exercised his right under his employment agreement to receive an additional restricted stock award and, on July 3, 2012, he was granted 2,840,013 restricted shares of the Company's common stock at the then market price of $14.09, which vests in equal annual installments over a six-year period commencing on December 31, 2018 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. On July 20, 2017, pursuant to the employment agreement, Mr. Madden was granted an option to purchase 225,000 shares of the Company's common stock at an exercise price of $26.77 per share, which option is exercisable in equal quarterly installments commencing on October 20, 2017. On March 1, 2017, pursuant to his employment agreement, Mr. Madden was granted an option to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $24.90 per share, which option is exercisable in equal annual installments over a five-year period commencing on the first anniversary of the grant date. On June 18, 2018, pursuant to his employment agreement, Mr. Madden was granted an option to purchase 225,000 shares of the Company's common stock at an exercise price of $35.95 per share, which option is exercisable in equal quarterly installments commencing on September 18, 2018. As of December 31, 2018, 4,946,738 shares remain unvested.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

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

Note K - Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase, most recently on July 28, 2017 when the Board of Directors approved the extension of the Share Repurchase Program for an additional $200,000 in repurchases of the Company's common stock. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the twelve months ended December 31, 2018, an aggregate of 2,838,649 shares of the Company's common stock were repurchased under the Share Repurchase Program, at a weighted average price per share of $31.68, for an aggregate purchase price of approximately $89,919. As of December 31, 2018, approximately $90,942 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. During the twelve months ended December 31, 2018, an aggregate of 524,403 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, at an average price per share of $30.52, for an aggregate purchase price of approximately $16,005.
Note L - Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The forward foreign exchange contracts will be used to mitigate the impact of exchange rate fluctuations on forecasted purchases of inventory and are designated as cash flow hedging instruments. As of December 31, 2018, the fair value of the Company's foreign currency derivatives, which is included on the Consolidated Balance Sheets in other current assets, was $707. As of December 31, 2018 and 2017, the Company's hedging activities were considered effective and, thus, no ineffectiveness from hedging activities was recognized in the Consolidated Statements of Income. The following table presents the pre-tax amounts from derivative instruments affecting income and other comprehensive income ("OCI") for the years ended December 31, 2018, 2017, and 2016, respectively:

Cash Flow Hedges
Forward Contracts:	Location of Gain or Loss Recognized in Net Income on Derivative	Gain/(Loss) Recognized in Accumulated OCI	Gain/(Loss) Reclassified into Income From Accumulated OCI
2018	Cost of Sales	$748	$(39)
2017	Cost of Sales	$(802)	$(57)
2016	Cost of Sales	$258	$(472)

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

Note M - Operating Leases

The Company leases office, showroom, warehouse and retail facilities under noncancelable operating leases with terms expiring at various dates through 2030. Future minimum annual lease payments under noncancelable operating leases consist of the following at December 31:

2019	$44,551
2020	42,495
2021	36,740
2022	30,054
2023	22,793
Thereafter	53,338
Total	$229,971

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes. Rent expense for the years ended December 31, 2018, 2017 and 2016 was approximately $58,332, $56,027 and $52,294, respectively. Included in such amounts are contingent rents of $516, $424 and $238 in 2018, 2017 and 2016, respectively.

Rent expense is calculated by amortizing total base rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

Note N - Income Taxes

The components of income before income taxes are as follows:

	2018	2017	2016
Domestic	$121,674	$124,472	$110,526
Foreign	55,666	47,855	60,474
	$177,340	$172,327	$171,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

The components of provision for income taxes for all periods presented were as follows:

	2018	2017	2016
Current:
Federal	$32,880	$56,836	$47,655
State and local	5,012	5,746	6,063
Foreign	11,771	10,773	3,270
	49,663	73,355	56,988
Deferred:
Federal	(2,489)	(22,061)	(7,050)
State and local	(200)	800	153
Foreign	(133)	1,095	(365)
	(2,822)	(20,166)	(7,262)
	$46,841	$53,189	$49,726

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, which made significant changes to the Internal Revenue Code of 1986, as amended. Changes include, but are not limited to, a reduction in the U.S. corporate statutory tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition from a worldwide tax system to a territorial regime and a one-time transition tax on the deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Tax Act also includes a provision to tax global intangible low-taxed income of foreign subsidiaries, a special tax deduction for foreign-derived intangible income (“GILTI”), and a base erosion anti-abuse tax measure that may tax certain payments between a U.S. corporation and its subsidiaries. These additional provisions of the Tax Act are effective for the Company beginning after December 31, 2017. The Company has elected to account for GILTI as a period cost in the year the tax is incurred.

At December 31, 2017, the Company recorded provisional amounts which netted to a benefit of approximately $7,599 for certain items pertaining to the Tax Act in accordance with the guidance of Staff Accounting Bulletin No. 118 (“SAB 118”) because it had not yet completed accounting for these effects. These items included the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed, the revaluation of deferred tax assets and liabilities, and other deferred tax impacts. During the fourth quarter of 2018, the Company has now completed its accounting for all of the enactment-date income tax effects of the Tax Act and has recognized an incremental expense of $3,474 to the provisional amounts.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate is as follows:

	December 31,
	2018	2017	2016
Income taxes at federal statutory rate	21.0%	35.0%	35.0%
Effects of foreign operations	(0.7)	(4.5)	(5.3)
Stock-based compensation	(2.1)	(2.2)	(3.0)
State and local income taxes - net of federal income tax benefit	2.4	2.0	2.0
Nondeductible items	0.1	0.5	0.2
Impact of tax reform	2.0	(4.4)	—
Receivable adjustment	—	2.7	—
Prepaid tax adjustment related to prior years	3.8	—	—
Other	(0.1)	1.8	0.2
Effective rate	26.4%	30.9%	29.1%

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred taxes assets
Receivable allowances	$8,702	$7,315
Inventory	2,274	901
Unrealized loss	282	321
Accrued expenses	1,113	1,796
Deferred compensation	10,217	11,071
Deferred rent	4,257	3,737
Net carryforwards	647	300
Other	1,557	3,842
Gross deferred tax assets before valuation allowance	29,049	29,283

Less: valuation allowance	(649)	—
Gross deferred tax assets after valuation allowance	28,400	29,283

Deferred tax liabilities
Depreciation and amortization	(13,009)	(16,210)
Unremitted earnings of foreign subsidiaries	(2,597)	(2,422)
Amortization of goodwill	(7,514)	(7,883)
Gross deferred tax liabilities	(23,120)	(26,515)

Net deferred tax assets	$5,280	$2,768

The Company applies the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax‑planning strategies in making this assessment.

The Company maintained a valuation allowance in the amount of $649 for the year ended December 31, 2018. This valuation allowance relates to a deferred tax asset on an outside basis difference which the Company does not expect to realize.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2018	2017	2016
Beginning Balance	$361	$1,407	$1,407
Additions related to current period tax positions	1,150	—	—
Reductions for tax positions of prior years	—	(1,046)	—
Ending Balance	$1,511	$361	$1,407

For the years ended December 31, 2018, 2017 and 2016 the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $1,511, $361 and $1,407, in the aggregate, respectively. The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial statements for all periods presented. The unrecognized tax benefits are not expected to materially change in the next twelve months.

The Company files income tax returns in the U.S. for federal, state and local purposes, and in certain foreign jurisdictions. The Company's tax years 2015 through 2018 remain open to examination by most taxing authorities. During 2017, the U.S. Internal Revenue Service ("IRS") completed its audit of the Company's 2014 U.S. income tax return.

The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated from foreign operations, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. The deferred tax liability of $2,597 at December 31, 2018 reflects the withholding tax on amounts that may be repatriated from foreign operations.

Note O – Commitments, Contingencies and Other

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

[2]    Employment agreements:

Edward R. Rosenfeld. On December 31, 2018, the Company entered into a new employment agreement with Edward R. Rosenfeld, the Chief Executive Officer and the Chairman of the Board of Directors of the Company, to replace an existing employment agreement that expired on that date. The agreement, which expires on December 31, 2021, provides for an annual salary of (i) $945 for the period from January 1, 2019 through December 31, 2019, (ii) approximately $992 for the period from January 1, 2020 through December 31, 2020 and (iii) approximately $1,042 for the period from January 1, 2021 through December 31, 2021. In addition, pursuant to his new employment agreement, on December 31, 2018, Mr. Rosenfeld received a grant of 87,500 shares of the Company's common stock subject to certain restrictions and, on February 1, 2019, Mr. Rosenfeld received an additional grant of 87,500 shares of the Company's common stock also subject to certain restrictions. The restricted shares received by Mr. Rosenfeld on December 31, 2018 and February 1, 2019 were issued under the Company's 2006 Stock Incentive Plan, as amended, and vest in equal annual installments over a five-year period commencing on December 1, 2019 and February 1, 2020, respectively. Additional compensation and bonuses, if any, are at the sole discretion of the Company's Board of Directors.

Steven Madden. On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden’s then existing employment agreement with the Company.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

The amended agreement, which extends the term of Mr. Madden's employment through December 31, 2023, provides for a base salary of approximately $7,026 per annum for the period between January 1, 2016 through the expiration of the term of employment. Pursuant to the amended agreement, on February 8, 2012, Mr. Madden was granted 2,194,586 restricted shares of the Company’s common stock at the then market price of $18.23, which will vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. Also under the amended agreement, Mr. Madden received the right, exercisable on certain specified dates in fiscal year 2012 only, to elect to receive a grant of restricted stock for a number of shares of the Company’s common stock valued at $40,000 in consideration for certain specified reductions in his annual base salary in years subsequent to 2012. Mr. Madden exercised this right and, on July 3, 2012, he was granted 2,840,013 restricted shares of the Company's common stock at the then market price of $14.09, which shares will vest in equal annual installments over a six-year period commencing on December 31, 2018. Further, in addition to the opportunity for cash bonuses at the sole discretion of the Board of Directors, Mr. Madden’s amended agreement entitles him to an annual life insurance premium payment as well as an annual stock option grant. The amended agreement also provides Mr. Madden the potential for an additional one-time stock option award for 1,125,000 shares of the Company’s common stock (the “EPS Option”) in the event that the Company achieves earnings per share on a fully-diluted basis equal to $1.33 as to any fiscal year ending December 31, 2015 or thereafter, which performance criteria was achieved for the fiscal year ended December 31, 2016 and, as such. On March 1, 2017, Mr. Madden was granted the EPS Option at an exercise price of $24.90 per share. The EPS Option vests in equal annual installments over a three-year period commencing on the first anniversary of the grant date. On June 18, 2018, pursuant to his employment agreement, Mr. Madden was granted an option to purchase 225,000 shares of the Company's common stock at an exercise price of $35.95 per share, which option is exercisable in equal quarterly installments commencing on September 18, 2018.

Arvind Dharia. On April 20, 2018, the Company and its Chief Financial Officer, Arvind Dharia, entered into an amendment of Mr. Dharia's existing employment agreement. The amendment, which was effective as of January 1, 2018, (i) extends the term of Mr. Dharia's employment agreement, which by its terms expired on December 31, 2017, to December 31, 2020 and (ii) sets Mr. Dharia's base salary at approximately $582, $612 and $642 for the annual periods ended December 31, 2018, 2019 and 2020, respectively. Pursuant to the amendment, on May 1, 2018, Mr. Dharia received a restricted stock award of 18,750 restricted shares of the Company's common stock under the Company's 2006 Stock Incentive Plan, as amended. The restricted shares vest in three nearly equal annual installments that commenced on December 15, 2018. The agreement, as amended, provides for an annual bonus to Mr. Dharia at the discretion of the Board of Directors.

Amelia Newton Varela. On December 30, 2016, the Company entered into a new employment agreement with Amelia Newton Varela, the Company’s President and a member of the Board of Directors of the Company, to replace an existing employment agreement that expired on December 31, 2016. The agreement, which remains in effect through December 31, 2019, provides for an annual salary of $670 in 2019. In addition, pursuant to her new employment agreement, on January 3, 2017, Ms. Varela was granted an option to purchase 150,000 shares of the Company's common stock at an exercise price of $23.83. The option, which was granted under the Company’s 2006 Stock Incentive Plan, as amended, vests in 4 equal annual installments on each anniversary of the date of grant and commenced on January 3, 2018. The agreement provides to Ms. Varela the opportunity for an annual performance-based bonus for the fiscal years ended December 31, 2017, 2018 and 2019.

Awadhesh Sinha. On December 30, 2016, the Company entered into a new employment agreement with Awadhesh Sinha, the Company's Chief Operating Officer, to replace an existing employment agreement that expired at the end of 2016. The new agreement, which remains in effect through December 31, 2019, provides for an annual salary of $723 for the year ended December 31, 2019 and provides to Mr. Sinha the opportunity for annual cash and share-based incentive bonuses. In addition, pursuant to his new employment agreement, on January 3, 2017, Mr. Sinha received a grant of 42,254 shares of the Company's common stock subject to certain restrictions. The restricted shares received by Mr. Sinha were issued under the Company's 2006 Stock Incentive Plan, as amended, and vest in equal annual installments over a three-year period on each of December 15, 2017, December 15, 2018, and December 15, 2019.

Karla Frieders. On April 11, 2017, the Company entered into a new employment agreement with Karla Frieders, the Company’s Chief Merchandising Officer, to replace an existing employment agreement which expired on February 28, 2017. The agreement, which remains in effect through April 30, 2020, provides to Ms. Frieders an annual salary of $570

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

for the period that commenced on May 1, 2018 and ends on April 30, 2019; and $590 for the period commencing on May 1, 2019 and ending on April 30, 2020; and an annual performance-based bonus for the fiscal years ending December 31, 2017, 2018 and 2019 in an amount to be determined at the discretion of the Company. In addition, pursuant to her new employment agreement, on April 11, 2017, Ms. Frieders received a grant of 30,000 shares of the Company's common stock subject to certain restrictions. The restricted shares received by Ms. Frieders were issued under the Company's 2006 Stock Incentive Plan, as amended, and vest in equal annual installments over a five-year period commencing on April 1, 2018 and ending on April 1, 2022.

Michael Paradise. On January 2, 2019, the Company entered into a new employment agreement with Michael Paradise, the Company's Executive Vice President - Legal Counsel, to replace an existing employment agreement that expired on December 31, 2018. The agreement, which expires on December 31, 2021, provides to Mr. Paradise (i) an annual salary of $540 for the period from January 1, 2019 through December 31, 2019, $570 for the period from January 1, 2020 through December 31, 2020 and $600 for the period from January 1, 2021 through December 31, 2021 and (ii) an annual performance-based bonus for the fiscal years ending December 31, 2019, December 31, 2020 and December 31, 2021 in an amount to be determined at the discretion of the Company. Pursuant to the agreement, in January 2019, Mr. Paradise received a cash bonus of $100,000 as an advance against his discretionary 2018 bonus payable on or about March 15, 2019. In addition, pursuant to the agreement, on January 2, 2019, Mr. Paradise received a grant of 15,000 shares of the Company's common stock subject to certain restrictions. The restricted shares received by Mr. Paradise were issued under the Company's 2006 Stock Incentive Plan, as amended, and vest in equal annual installments over a four-year period commencing on the first anniversary of the grant date.

[3]    Letters of credit:

At December 31, 2018, the Company had no open letters of credit for the purchase of imported merchandise.

[4]    License agreements:

In January 2018, the Company entered into a license agreement with Nine West Development LLC for the right to manufacture, market and sell women's fashion footwear and handbags under the Anne Klein®, AK Sport®, AK Anne Klein Sport® and the Lion Head Design®. The agreement, unless extended, expires on June 30, 2023. The agreement requires that the Company pay the licensor a royalty equal to a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved.

On January 30, 2017, the Company acquired all of the outstanding capital stock of Schwartz & Benjamin, which held licenses to manufacture, market and sell footwear with the Kate Spade® and Avec Les Filles® trademarks. The license agreements require Schwartz & Benjamin to pay the licensor a royalty equal to a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved. The license agreement for the Kate Spade® trademark extends through December 31, 2020. As of December 31, 2018, the agreement for the license of the Avec Les Filles® trademark was terminated.

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

Future minimum royalty payments are $13,073 for 2019, $24,644 for 2020 through 2021 and $11,885 for 2022 through 2023. Royalty expenses are included in the “cost of goods” section of the Company's Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

[5]    Concentrations:
The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company's marketable securities are principally held at three brokerage companies.

During the year ended December 31, 2018, the Company did not purchase more than 10% of its merchandise from any single supplier. Total product purchases from China for the year ended December 31, 2018 were 94%.

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

At December 31, 2018, Wal-Mart Stores, Inc. represented 17.6% of total accounts receivable, Target Corporation represented 13.8% of total accounts receivable and Nordstrom, Inc. represented 10.6% of total accounts receivable. The Company did not have any customers who accounted for more than 10% of total net sales or any other customers who accounted for more than 10% of total accounts receivable.

At December 31, 2017, Wal-Mart Stores, Inc. represented 14.6% of total accounts receivable and Target Corporation represented 13.4% of total accounts receivable. The Company did not have any customers who accounted for more than 10% of total net sales or any other customers who accounted for more than 10% of total accounts receivable.

For the year ended December 31, 2016, Target Corporation represented 12.0% of net sales and at December 31, 2016, 16.9% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total net sales or any other customers who accounted for more than 10% of total accounts receivable.

Purchases are made primarily in United States dollars.

[6]    Valuation and qualifying accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable:

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2018
Allowance for doubtful accounts	$616	$10,887	$654	$10,849
Year ended December 31, 2017
Allowance for doubtful accounts	144	15,070	14,598	616
Year ended December 31, 2016
Allowance for doubtful accounts	200	5	61	144

Note P – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and internationally (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories,

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

derives revenue, both domestically and worldwide (via our International business), from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from certain territories within Asia, Europe, North America (excluding the United States) and Africa and, under special distribution arrangements, in various other territories within Australia, the Middle East, India, South and Central America and New Zealand and pursuant to a partnership agreement in Singapore. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada and Mexico, our joint ventures in South Africa, China, Taiwan and Israel and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, fragrance and men’s leather accessories. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, umbrellas and household goods. The Licensing segment also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear.

Year ended	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
December 31, 2018
Net sales to external customers	$1,058,366	$300,091	$1,358,457	$295,152	$—	$—	$1,653,609
Gross profit	345,909	91,739	437,648	178,390	—	—	616,038
Commissions and licensing fees – net	—	—	—	—	(4,549)	9,966	5,417
Income/(loss) from operations	140,138	27,092	167,230	735	(4,549)	9,966	173,382
Depreciation and amortization			10,810	10,593	944	135	22,482
Segment assets	$774,837	$149,790	924,627	113,292	28,210	6,441	1,072,570
Capital expenditures			$6,790	$5,660	$—	$—	$12,450
December 31, 2017
Net sales to external customers	$1,017,557	$256,295	$1,273,852	$272,246	$—	$—	$1,546,098
Gross profit	332,367	80,729	413,096	164,645	—	—	577,741
Commissions and licensing fees – net	—	—	—	—	5,159	9,100	14,259
Income/(loss) from operations	133,014	23,637	156,651	(1,126)	5,159	9,100	169,784
Depreciation and amortization			11,287	9,645	457	—	21,389
Segment assets	$784,334	$138,720	923,054	122,111	11,996	—	1,057,161
Capital expenditures			$5,590	$9,185	$—	$—	$14,775
December 31, 2016
Net sales to external customers	$881,864	$254,931	$1,136,795	$262,756	$—	$—	$1,399,551
Gross profit	279,835	84,422	364,257	157,726	—	—	521,983
Commissions and licensing fees – net	—	—	—	—	3,728	8,060	11,788
Income from operations	110,039	31,562	141,601	15,787	3,728	8,060	169,176
Depreciation and amortization			11,734	9,087	281	—	21,102
Segment assets	$648,738	$186,075	834,813	118,168	7,894	—	960,875
Capital expenditures			$5,990	$9,907	$—	$—	$15,897

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

Revenues by geographic area are as follows:

	Year Ended December 31,
	2018	2017	2016
Domestic (a)	$1,455,177	$1,383,841	$1,258,973
International	198,432	162,257	140,578
Total	$1,653,609	$1,546,098	$1,399,551
(a) Includes revenues of $323,036, $329,107 and $312,491 for the years ended 2018, 2017 and 2016 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our international business.

Note Q - Quarterly Results of Operations (unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2018 and 2017:

	March 31,	June 30,	September 30,	December 31,
2018:
Net sales	$389,014	$395,753	$458,482	$410,360
Cost of sales	248,281	247,979	283,265	258,046
Gross profit	140,733	147,774	175,217	152,314
Commissions, royalty and licensing fee income/(loss) - net	3,659	2,244	4,994	(5,480)
Net income attributable to Steven Madden, Ltd.	$28,673	$32,410	$55,563	$12,490
Net income per share:
Basic	$0.35	$0.40	$0.68	$0.15
Diluted	$0.33	$0.37	$0.64	$0.15
2017:
Net sales	$366,387	$374,148	$441,193	$364,370
Cost of sales	233,669	234,751	275,303	224,634
Gross profit	132,718	139,397	165,890	139,736
Commissions, royalty and licensing fee income - net	3,927	2,166	4,745	3,421
Net income attributable to Steven Madden, Ltd.	$20,158	$28,964	$44,229	$24,597
Net income per share:
Basic	$0.24	$0.35	$0.54	$0.30
Diluted	$0.23	$0.33	$0.51	$0.28

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

During the fourth quarter of 2018, the Company recorded provisions for bad debt expense and a write-off of an unamortized buying agency agreement support payment of $12,123, of which $8,507 was recorded in commissions, royalty and licensing fee income/(loss) - net and $3,616 was recorded in operating expenses, related to the bankruptcy of Payless ShoeSource. Also during the fourth quarter of 2018, the Company recorded $8,794, related to a prepaid tax adjustment related to prior years.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

Note R - Recent Accounting Pronouncements

Recently Adopted

In May 2014, the Financial Accounting Standards Board (the"FASB") issued new accounting guidance ("Topic 606"), Accounting Standards Update No. 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers," on revenue recognition. The new standard is an update to Revenue Recognition Topic 605 and provides for a single five-step model to be applied to all revenue contracts with customers as well as requiring additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Effective January 1, 2018, the Company adopted the requirements of Topic 606 using the cumulative effect adjustment approach. The impacts to the financial statements of this adoption are primarily related to balance sheet classification, including amounts associated with the change in balance sheet classification of the sales returns reserves, with no impact to the income statement as the Company's existing revenue recognition policies are in line with Topic 606.

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

In August 2017, the FASB issued Accounting Standards Update 2017-12 ("ASU 2017-12"), "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 changes the recognition and presentation requirements of hedge accounting. The guidance provides new alternatives for applying hedge accounting to additional hedging strategies and measuring the hedged item in fair value hedges of interest rate risk, as well as applies new alternatives for reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method, and reducing the risk of material error correction if a company applies the shortcut method inappropriately. The guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018 and early adoption is permitted any time after the issuance of ASU 2017-12, including in an interim period. The Company elected to early adopt the new standard in the fourth quarter of 2018 and applied the presentation and disclosure guidance on its forward contracts entered into described in Note L - Derivative Instruments. The adoption of the new standard did not have a material impact on the Company's consolidated financial statements.

Not Yet Adopted

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance is effective for the Company on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This new guidance removes certain disclosure

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
($ in thousands, except share and per share data)

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU 2016-02"), "Leases," as amended, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases with terms longer than twelve months, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The Company will adopt the new standard on the effective date January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company will continue to apply ASC-840, including disclosure requirements, in the comparative periods in the year the Company adopts the new guidance.
The new standard provides a number of optional practical expedients. The Company will elect the package of three practical expedients. As such, the Company will not reassess whether expired or existing contracts are or contain a lease and will not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company will not elect the hindsight practical expedient and the land easement practical expedient, neither of which are applicable to the Company. Also, the Company has elected to take the practical expedient to not separate lease and non-lease components for all asset classes.
The Company expects that this standard will have a material effect on our financial statements. While the Company continues to assess all of the effects of adoption, the Company believes the most significant effects relate to: (i) the recognition of new right of use assets and lease liabilities on our balance sheet for primarily real estate operating leases and (ii) providing significant new disclosures about our leasing activities. The Company does not expect a significant change in our leasing activities between now and adoption.
Based on our portfolio of leases as of December 31, 2018, approximately $195,000 of lease right-of-use assets and $210,000 of lease right-of use liabilities will be recognized on our balance sheet upon adoption, primarily relating to real estate. We are substantially complete with our implementation efforts.

Exhibit Index

2.01
Equity Purchase Agreement, dated January 30, 2017, among the Company, Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC, DANIELBARBARA Enterprises LLC, the Sellers party thereto, and Daniel Schwartz, as agent for the Sellers (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2017).

2.02
First Amendment to Equity Purchase Agreement, dated November 21, 2017, to Equity Purchase Agreement, dated January 30, 2017, among the Company, Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC, DANIELBARBARA Enterprises LLC, the Sellers party thereto, and Daniel Schwartz, as agent for the Sellers (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2017 filed with the SEC on February March 1, 2018) †

3.01
Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 8, 2013)

3.02
Amended & Restated By-Laws of Steven Madden, Ltd. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 filed with the SEC on August 4, 2017)

4.01
Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 8, 2013)

10.01
Third Amended and Restated Secured Promissory Note dated as of June 25, 2007 of Steven H. Madden to the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 9, 2012)

10.02
First Allonge to Third Amended and Restated Secured Promissory Note made as of April 8, 2016 between the Company and Steven H. Madden (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 6, 2016)

10.03
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

10.04
Amendment to Collection Agency Agreement dated February 16, 2010 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the SEC on March 12, 2010)

10.05
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.06
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.07
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.08
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.09
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.10
Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.11
Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.12
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2005)

10.13
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2009)

10.14
Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012)

10.15
Third Amendment dated April 8, 2016 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 6, 2016)

10.16
Employment Agreement dated January 1, 1998 between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000 filed with the SEC on March 30, 2001)#

10.17
Amendment No. 1 dated June 29, 2001 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed August 14, 2001)#

10.18
Amendment No. 2 dated October 30, 2002 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 filed with the SEC on November 14, 2002)#

10.19
Amendment No. 3 dated February 1, 2006 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2006)#

10.20
Amendment No. 4 dated October 7, 2009 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 13, 2009)#

10.21
Amendment No. 5 dated February 8, 2012 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)#

10.22
Amendment No. 6 dated February 2, 2015 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)#

10.23
Amendment No. 7 dated as of May 15, 2017 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2017)#

10.24
Amendment No. 8 dated as of April 20, 2018 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2018)#

10.25
Employment Agreement dated December 30, 2016 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2017)#

10.26
First Amendment dated as of May 15, 2017 to Employment Agreement dated as of December 30, 2016 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2017)#

10.27
Employment Agreement dated December 30, 2016 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2017)#

10.28
First Amendment dated as of May 15, 2017 to Employment Agreement dated December 30, 2016 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2017)#

10.29
Employment Agreement dated April 11, 2017 between the Company and Karla Frieders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2017 filed with the SEC on May 9, 2017)#

10.30
Employment Agreement, dated as of December 31, 2018, between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2019)#

10.31
Employment Agreement dated April 5, 2016 between the Company and Michael Paradise (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016 filed with the SEC on February 28, 2017)#

10.32
First Amendment dated as of May 15, 2017 to Employment Agreement dated April 5, 2016 between the Company and Michael Paradise (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2017)#

10.33	Employment Agreement dated January 2, 2019 between the Company and Michael Paradise †#
10.34
2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), amended by the Board of Directors of the Company on April 5, 2012 and approved and adopted by the Company's stockholders on May 25, 2012 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013)#

14.01
Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.01 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2014 filed with the SEC on February 26, 2015)

14.02
Code of Business Conduct and Ethics for the Board of Directors (incorporated by reference to Exhibit 14.01 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2014 filed with the SEC on February 26, 2015)

14.03	Code of Business Conduct and Ethics†
21.01	Subsidiaries of the Registrant†
23.01	Consent of EisnerAmper LLP†
24.01	Power of Attorney (included on signature page hereto)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
99.01	Press Release, dated February 27, 2019, issued by Steven Madden, Ltd.†
101
The following materials from Steven Madden, Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

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