Form 10-Q
period 2019-03-31
STEVEN MADDEN, LTD.
filed 2019-05-08
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	SHOO	The NASDAQ Stock Market LLC

As of May 6, 2019, there were 85,815,621 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2019	December 31, 2018	March 31, 2018
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$160,256	$200,031	$125,383
Accounts receivable, net of allowances of $13,159, $10,849 and $884	31,362	25,057	58,759
Factor accounts receivable	264,518	241,395	241,333
Inventories	115,260	137,247	94,367
Marketable securities – available for sale	61,383	66,968	54,669
Prepaid expenses and other current assets	27,695	23,425	23,466
Prepaid taxes	590	9,002	24,509
Total current assets	661,064	703,125	622,486
Note receivable – related party	1,835	1,927	2,199
Property and equipment, net	63,657	64,807	69,599
Operating lease right-of-use asset	181,896	—	—
Deposits and other	1,995	1,967	2,233
Marketable securities – available for sale	—	—	20,507
Deferred taxes	9,342	9,321	6,370
Goodwill – net	148,345	148,112	149,331
Intangibles – net	141,620	143,311	149,208
Total Assets	$1,209,754	$1,072,570	$1,021,933
LIABILITIES
Current liabilities:
Accounts payable	$62,564	$79,802	$65,296
Accrued expenses	99,887	130,592	101,912
Operating leases - current portion	37,696	—	—
Income taxes payable	—	—	1,566
Contingent payment liability – current portion	—	3,000	—
Accrued incentive compensation	3,697	11,295	3,545
Total current liabilities	203,844	224,689	172,319
Contingent payment liability	—	—	3,000
Deferred rent	—	15,786	15,654
Operating leases - long-term portion	158,102	—	—
Deferred taxes	4,041	4,041	3,602
Other liabilities	13,221	13,372	19,136
Total Liabilities	379,208	257,888	213,711
Commitments, contingencies and other (Note N)
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 135,000 shares authorized, 132,530, 131,991 and 131,261 shares issued, 85,729, 85,715 and 87,498 shares outstanding	6	6	6
Additional paid-in capital	431,228	424,835	397,135
Retained earnings	1,240,004	1,217,521	1,152,616
Accumulated other comprehensive loss	(30,469)	(32,628)	(24,498)
Treasury stock 46,801, 46,276 and 43,763 shares at cost	(821,074)	(803,920)	(723,673)
Total Steven Madden, Ltd. stockholders’ equity	819,695	805,814	801,586
Noncontrolling interest	10,851	8,868	6,636
Total stockholders’ equity	830,546	814,682	808,222
Total Liabilities and Stockholders’ Equity	$1,209,754	$1,072,570	$1,021,933

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$410,940	$389,014
Cost of sales	253,943	248,281
Gross profit	156,997	140,733
Commission and licensing fee income – net	1,227	3,659
Operating expenses	113,564	107,835
Income from operations	44,660	36,557
Interest and other income – net	1,192	597
Income before provision for income taxes	45,852	37,154
Provision for income taxes (Note J)	10,587	7,956
Net income	35,265	29,198
Less: net income attributable to noncontrolling interest	740	525
Net income attributable to Steven Madden, Ltd.	$34,525	$28,673

Basic net income per share	$0.43	$0.35

Diluted net income per share	$0.41	$0.33

Basic weighted average common shares outstanding	80,534	82,092
Effect of dilutive securities – options/restricted stock	3,721	3,897
Diluted weighted average common shares outstanding	84,255	85,989

Cash dividends declared per common share	$0.14	$0.13

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended March 31, 2019
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$35,265
Other comprehensive income:
Foreign currency translation adjustment	$2,255	$—	2,255
(Loss) on cash flow hedging derivatives	(249)	60	(189)
Unrealized gain on marketable securities	70	(17)	53
Total other comprehensive income	$2,076	$43	2,119

Comprehensive income			37,384
Less: comprehensive income attributable to noncontrolling interests			700
Comprehensive income attributable to Steven Madden, Ltd.			$36,684

	Three Months Ended March 31, 2018
	Pre-tax amounts	Tax (expense)/benefit	After-tax amounts
Net income			$29,198
Other comprehensive income:
Foreign currency translation adjustment	$387	$—	387
Gain on cash flow hedging derivatives	970	(233)	737
Unrealized (loss) on marketable securities	(11)	3	(8)
Total other comprehensive income	$1,346	$(230)	1,116

Comprehensive income			30,314
Less: comprehensive income attributable to noncontrolling interests			525
Comprehensive income attributable to Steven Madden, Ltd.			$29,789

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid‑in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2018	85,715	$6	$424,835	$1,217,521	$(32,628)	46,276	$(803,920)	$8,868	$814,682
Share repurchases	(525)	—	—	—	—	525	(17,154)	—	(17,154)
Exercise of stock options	32	—	722	—	—	—	—	—	722
Issuance of restricted stock, net of forfeitures	507	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,671	—	—	—	—	—	5,671
Foreign currency translation adjustment	—	—	—	—	2,295	—	—	(40)	2,255
Unrealized holding gain on securities (net of tax expense of $17)	—	—	—	—	53	—	—	—	53
Cash flow hedge (net of tax benefit of $60)	—	—	—	—	(189)	—	—	—	(189)
Dividends on common stock ($0.14 per share)	—	—	—	(12,042)	—	—	—	—	(12,042)
Non-controlling investment in JV	—	—	—	—	—	—	—	1,283	1,283
Net income	—	—	—	34,525	—	—	—	740	35,265
Balance - March 31, 2019	85,729	$6	$431,228	$1,240,004	$(30,469)	46,801	$(821,074)	$10,851	$830,546

	Common Stock		Additional Paid‑in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2017	88,047	$6	$390,723	$1,135,701	$(25,614)	42,912	$(697,996)	$6,111	$808,931
Share repurchases	(851)	—	—	—	—	851	(25,677)	—	(25,677)
Exercise of stock options	71	—	1,519	—	—	—	—	—	1,519
Issuance of restricted stock, net of forfeitures	231	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,893	—	—	—	—	—	4,893
Foreign currency translation adjustment	—	—	—	—	387	—	—	—	387
Unrealized holding (loss) on securities (net of tax benefit of $3)	—	—	—	—	(8)	—	—	—	(8)
Cash flow hedge (net of tax expense of $233)	—	—	—	—	737	—	—	—	737
Dividends on common stock ($0.13 per share)	—	—	—	(11,758)	—	—	—	—	(11,758)
Net income	—	—	—	28,673	—	—	—	525	29,198
Balance - March 31, 2018	87,498	$6	$397,135	$1,152,616	$(24,498)	43,763	$(723,673)	$6,636	$808,222

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$35,265	$29,198
Adjustments to reconcile net income to net cash (used in) operating activities:
Stock-based compensation	5,671	4,893
Depreciation and amortization	5,350	5,541
Loss on disposal of fixed assets	325	129
Deferred taxes	(21)	—
Accrued interest on note receivable - related party	(10)	(12)
Deferred rent (benefit)	—	(379)
Realized loss on sale of marketable securities	5	133
Net benefit in connection with the reversal of a contingent liability partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement	(1,868)	—
Provisions for bad debt expense associated with the Payless ShoeSource bankruptcy	1,552	—
Changes, net of acquisitions, in:
Accounts receivable	(7,857)	(19,286)
Factor accounts receivable	(23,122)	(39,897)
Notes receivable - related party	102	102
Inventories	21,987	15,957
Prepaid expenses, prepaid taxes, deposits and other	3,810	3,543
Accounts payable and accrued expenses	(47,943)	(20,371)
Accrued incentive compensation	(7,598)	(6,922)
Lease and other liabilities	(1,402)	154
Net cash (used in) operating activities	(15,754)	(27,217)

Cash flows from investing activities:
Capital expenditures	(3,399)	(2,946)
Purchases of marketable securities	(21,278)	(18,203)
Maturity/sale of marketable securities	27,443	35,091
Net cash provided by investing activities	2,766	13,942

Cash flows from financing activities:
Proceeds from exercise of stock options	722	1,519
Investment of noncontrolling interest	1,283	—
Payment of contingent liability	—	(7,000)
Common stock purchased for treasury	(17,154)	(25,677)
Cash dividends paid on common stock	(12,042)	(11,758)
Net cash (used in) financing activities	(27,191)	(42,916)
Effect of exchange rate changes on cash and cash equivalents	404	360
Net (decrease) in cash and cash equivalents	(39,775)	(55,831)
Cash and cash equivalents – beginning of period	200,031	181,214
Cash and cash equivalents – end of period	$160,256	$125,383
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2019
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2019 presentation and to reflect the three-for-two stock split (see Note B). The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2018 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 28, 2019.
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

Note D – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of March 31, 2019 and 2018, no borrowings were outstanding under the credit facility and there were no open letters of credit. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2019
($ in thousands except share and per share data)

Note E – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to four years at the time of purchase. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income/(loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three months ended March 31, 2019 and 2018, the amortization of bond premiums totaled $130 and $199, respectively. The value of these securities may fluctuate as a result of changes in market interest rates and credit risk. The schedule of maturities at March 31, 2019 and December 31, 2018 is as follows:

	Maturities as of March 31, 2019		Maturities as of December 31, 2018
	1 Year or Less	1 to 4 Years	1 Year or Less	1 to 4 Years
Corporate bonds	$18,182	$—	$24,617	$—
Certificates of deposit	43,201	—	42,351	—
Total	$61,383	$—	$66,968	$—
For the three months ended March 31, 2019, losses of $5 were reclassified from accumulated other comprehensive income and recognized in the Condensed Consolidated Statements of Income in interest and other income compared to losses of $133 for the comparable period in 2018. For the three months ended March 31, 2019, current marketable securities included unrealized losses of $35 and no non-current marketable securities were held by the Company. For the comparable period in 2018, current marketable securities included unrealized losses of $82 while non-current marketable securities included unrealized losses of $118.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2019
($ in thousands except share and per share data)

The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2019 and December 31, 2018 are as follows:

		March 31, 2019
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$60,484	$60,484	$—	$—
Current marketable securities – available for sale	61,383	61,383	—	—
Forward contracts	454	—	454	—
Total assets	$122,321	$121,867	$454	$—

		December 31, 2018
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$77,050	$77,050	$—	$—
Current marketable securities – available for sale	66,968	66,968	—	—
Forward contracts	707	—	707	—
Total assets	$144,725	$144,018	$707	$—
Liabilities:
Contingent consideration	$3,000	$—	$—	$3,000
Total liabilities	$3,000	$—	$—	$3,000

Our level 3 balance consists of contingent consideration related to an acquisition. The changes in our level 3 liabilities for the periods ended March 31, 2019 and December 31, 2018 are as follows:

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at March 31,
2019
Liabilities:
Contingent consideration	$3,000	—	—	(3,000)	$—

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at December 31,
2018
Liabilities:
Contingent consideration	$10,000	(7,000)	—	—	$3,000

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows (see Note M - Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

The Company recorded a liability for potential contingent consideration in connection with the January 30, 2017 acquisition of Schwartz & Benjamin. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, as amended, between the Company and the sellers of Schwartz & Benjamin, earn-out payments are based on the performance of certain specified license agreements. The fair value of the contingent payments was estimated using the present value of the payments based on

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2019
($ in thousands except share and per share data)

management’s projections of the financial results of Schwartz & Benjamin during the earn-out period. An earn-out payment in the aggregate amount of $7,000 was paid to the sellers of Schwartz & Benjamin in the first quarter of 2018, leaving a remaining balance of $3,000 at December 31, 2018, which, in the first quarter of 2019, the Company reversed because it will not need to pay based on the termination of the Kate Spade license agreement, which will occur by the end of the current fiscal year.

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

The carrying value of certain financial instruments such as accounts receivable, factor accounts receivable and accounts payable approximates their fair values due to the short-term nature of their underlying terms. The fair values of investments in marketable securities available for sale are determined by reference to publicly quoted prices in an active market. Fair value of the notes receivable held by the Company approximates their carrying value based upon their imputed or actual interest rate, which approximates applicable current market interest rates.
Note G – Leases
During the first quarter 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of January 1, 2019. The Company did not apply the new standard to comparative periods and therefore, those amounts are not presented below.
The Company elected the package of three practical expedients. As such, the Company did not reassess whether expired or existing contracts are or contain a lease and did not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company did not elect the hindsight practical expedient and the land easement practical expedient, neither of which are applicable to the Company. Also, the Company has elected to take the practical expedient to not separate lease and non-lease components for all asset classes.

The Company leases office space, sample production space, warehouses, showrooms, storage, and retail stores under operating leases. The Company’s portfolio of leases is primarily related to real estate and since most our leases do not provide a readily determinable implicit rate, the Company estimated its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Lease Position
The table below presents the lease-related assets and liabilities recorded on the balance sheet as of the quarter ended March 31, 2019:

	Classification on the Balance Sheet	March 31, 2019
Assets
Noncurrent	Operating lease right-of-use asset	$181,896

Liabilities
Current	Operating leases - current portion	$37,696
Noncurrent	Operating leases - long-term portion	158,102
Total operating lease liabilities		$195,798

Weighted-average remaining lease term (in years)		6
Weighted-average discount rate(1)		4.4%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2019
($ in thousands except share and per share data)

Lease Costs
 The table below presents certain information related to lease costs for leases during the quarter ended March 31, 2019:

Three Months Ended March 31, 2019
Operating lease cost	$11,357
Short-term lease cost	7
Total lease cost	$11,364

Other Information
The table below presents supplemental cash flow information related to leases as of the quarter ended March 31, 2019:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,521

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the balance sheet as of March 31, 2019:

Operating Leases
2019 (remaining nine months)	$33,882
2020	43,830
2021	37,938
2022	29,845
2023	21,363
Thereafter	56,116
Total minimum lease payments	222,974
Less: interest	27,176
Present value of lease liabilities	$195,798

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2019
($ in thousands except share and per share data)

Note H – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended March 31, 2019, an aggregate of 458,143 shares of the Company's common stock were repurchased under the Share Repurchase Program, at a weighted average price per share of $32.65, for an aggregate purchase price of approximately $14,960. As of March 31, 2019, approximately $75,982 remained available for future repurchases under the Share Repurchase Program. Subsequent to the end of the quarter, on April 24, 2019, the Board of Directors approved the extension of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which includes the amount remaining under the prior authorization.

The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation. During the three months ended March 31, 2019, an aggregate of 67,348 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, at an average price per share of $32.57, for an aggregate purchase price of approximately $2,194.

Note I – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 5,455,000 shares for the three months ended March 31, 2019, compared to 5,925,000 shares for the three months ended March 31, 2018. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2019, options to purchase approximately 65,000 shares of common stock have been excluded from the calculation of diluted net income per share as compared to approximately 32,000 shares that were excluded for the three months ended March 31, 2018, as the result would have been anti-dilutive. For the three months ended March 31, 2019 and 2018, all unvested restricted stock awards were dilutive.

Note J – Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2019 and 2018, respectively, is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Income before provision for income taxes	$45,852	$37,154
Provision for income taxes	$10,587	$7,956
Effective tax rate	23.1%	21.4%

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2019
($ in thousands except share and per share data)

The primary differences between the Company’s effective tax rates for the three months ended March 31, 2019 and 2018 are due to an increase in the disallowed executive compensation deduction, an increase in 2019 pre-tax income in jurisdictions with high tax rates, and a partially offsetting decrease in the amount of Global Intangible Low-Taxed Income ("GILTI") tax incurred.

The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial statements for all periods presented. The unrecognized tax benefits have not materially changed for the three months ended March 31, 2019.

The Company files income tax returns in the U.S., for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2015 through 2018 remain open to examination by most taxing authorities. During 2017, the U.S. Internal Revenue Service completed its audit of the Company's 2014 U.S. income tax return.

Note K – Equity-Based Compensation

In March 2006, the Company's Board of Directors approved the Steven Madden, Ltd. 2006 Stock Incentive Plan, as amended (the “2006 Plan”), under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The Company's stockholders approved the 2006 Plan as well as successive amendments of the 2006 Plan, most recently on May 25, 2012. On February 25, 2019, the Company’s Board of Directors approved the adoption of the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the “2019 Plan”), subject to stockholder approval. If approved by the stockholders at the Company’s 2019 annual meeting, the 2019 Plan will become effective as of the date of its approval by the Board. If approved, the 2019 Plan will be a successor to the 2006 Plan, the term of which is set to expire on April 6, 2019.

The following table summarizes the number of shares of common stock authorized for use under the 2006 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2006 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2006 Plan:

Common stock authorized	35,199,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(35,132,379)
Common stock available for grant of stock-based awards as of March 31, 2019	66,621

Total equity-based compensation for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Restricted stock	$4,617	$3,926
Stock options	1,054	967
Total	$5,671	$4,893

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2019
($ in thousands except share and per share data)

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Proceeds from stock options exercised	$722	$1,519
Intrinsic value of stock options exercised	$329	$576
During the three months ended March 31, 2019, options to purchase approximately 403,687 shares of common stock with a weighted average exercise price of $26.52 vested. During the three months ended March 31, 2018, options to purchase approximately 486,528 shares of common stock with a weighted average exercise price of $24.40 vested. As of March 31, 2019, there were unvested options relating to 1,279,150 shares of common stock outstanding with a total of $7,070 of unrecognized compensation cost and an average vesting period of 2.5 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2019 and 2018:

	2019	2018
Volatility	32.4% to 33.4%	26.0% to 26.3%
Risk free interest rate	2.4% to 2.5%	2.1% to 2.5%
Expected life in years	3.0 to 5.0	3.0 to 5.0
Dividend yield	1.7%	1.8%
Weighted average fair value	$7.88	$6.15

Activity relating to stock options granted under the Company’s plans and outside the plans during the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	2,815,000	$26.03
Granted	32,000	32.29
Exercised	(32,000)	22.75
Forfeited	—	—
Outstanding at March 31, 2019	2,815,000	$26.14	4.5 years	$21,687
Exercisable at March 31, 2019	1,536,000	$25.65	3.9 years	$12,583

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2019
($ in thousands except share and per share data)

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2019 and 2018:

	2019		2018
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	5,135,000	$18.42	5,874,000	$17.37
Granted	518,000	32.45	240,000	30.25
Vested	(187,000)	25.09	(180,000)	23.01
Forfeited	(11,000)	28.19	(9,000)	25.10
Outstanding at March 31,	5,455,000	$19.48	5,925,000	$17.71

As of March 31, 2019, the Company had $65,537 of total unrecognized compensation cost related to restricted stock awards granted under the 2006 Plan. This cost is expected to be recognized over a weighted average of 4.5 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

On March 25, 2019, pursuant to an amendment of the employment agreement between the Company and its Creative and Design Chief, Steven Madden, which effected the extension of the term of the agreement for three years through December 31, 2026, Mr. Madden was granted 200,000 restricted shares of the Company's common stock. The restricted stock award will vest in three nearly equal annual installments commencing on December 31, 2024. As of March 31, 2019, Mr. Madden has options unexercised for 731,250 shares of the Company's common stock and 4,134,238 restricted shares of the Company's common stock.

Note L – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of March 31, 2019:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2019	$84,551	$49,324	$14,237	$148,112
Translation and other	168	—	65	233
Balance at March 31, 2019	$84,719	$49,324	$14,302	$148,345

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2019
($ in thousands except share and per share data)

The following table details identifiable intangible assets as of March 31, 2019:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$9,220	$7,984	$—	$1,236
Customer relationships	10 years	47,019	28,804	—	18,215
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,440	—	—
Re-acquired right	2 years	4,200	4,200	—	—
Other	3 years	14	14	—	—
		68,493	49,042	—	19,451
Re-acquired right	indefinite	35,200	9,319	—	25,881
Trademarks	indefinite	100,333	—	4,045	96,288
		$204,026	$58,361	$4,045	$141,620

(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar. Includes acceleration of accumulated amortization of the trade names of $1,132, related to the termination of the Kate Spade license agreement which will occur by the end of the current fiscal year.

(2) An impairment charge of $3,045 was recorded in the first quarter of 2015, and a final impairment charge of $1,000 was recorded in the fourth quarter of 2017 related to the Company's Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows from a significant customer.

The amortization of intangible assets amounted to $1,334 and $1,304 for the three months ended March 31, 2019 and 2018, respectively, and is included in operating expenses in the Company's Condensed Consolidated Statements of Income. The estimated future amortization expense of purchased intangibles as of March 31, 2019 is as follows:

2019 (remaining nine months)	$3,233
2020	2,578
2021	1,912
2022	1,486
2023	1,486
Thereafter	8,756
$19,451

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2019
($ in thousands except share and per share data)

Note M – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of March 31, 2019, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in other assets, is $454. As of March 31, 2019, the Company's hedging activities was considered effective and, thus, no ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of Income. The following table presents the pre-tax amounts from derivative instruments affecting income and other comprehensive income ("OCI") for the three months ended March 31, 2019 and 2018:

Cash Flow Hedges
Forward Contracts:	Location of Gain or Loss Recognized in Net Income on Derivative	Gain/(Loss) Recognized in Accumulated OCI	Gain/(Loss) Reclassified into Income From Accumulated OCI
2019	Cost of Sales	$488	$—
2018	Cost of Sales	$186	$3

Note N – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to the Company’s license agreements. The Company sources, distributes, advertises and sells pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of sales, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels are achieved. As of March 31, 2019 the Company had future minimum royalty and advertising payments of $38,663.
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
March 31, 2019
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

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
March 31, 2019
Net sales to external customers	$276,587	$71,507	$348,094	$62,846	$—	$—	$410,940
Gross profit	98,322	21,916	120,238	36,759	—	—	156,997
Commissions and licensing fees – net	—	—	—	—	(416)	1,643	1,227
Income/(loss) from operations	48,272	4,867	53,139	(9,706)	(416)	1,643	44,660
Segment assets	$837,947	$84,485	922,432	254,479	25,579	7,264	1,209,754
Capital expenditures			$1,692	$1,707	$—	$—	$3,399
March 31, 2018
Net sales to external customers	$275,056	$56,099	$331,155	$57,859	$—	$—	$389,014
Gross profit	90,288	17,615	107,903	32,830	—	—	140,733
Commissions and licensing fees – net	—	—	—	—	868	2,791	3,659
Income/(loss) from operations	38,378	2,409	40,787	(7,889)	868	2,791	36,557
Segment assets	$827,539	$51,945	879,484	118,846	23,603	—	1,021,933
Capital expenditures			$1,526	$1,420	$—	$—	$2,946

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2019
($ in thousands except share and per share data)

Revenues by geographic area for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Domestic (a)	$364,315	$341,595
International	46,625	47,419
Total	$410,940	$389,014
(a) Includes revenues of $74,822 and $97,033 for the three months ended March 31, 2019 and 2018, respectively, related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our international business.

Note P – Recent Accounting Pronouncements

Recently Adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU 2016-02"), "Leases," as amended, which is effective January 1, 2019. Under ASU 2016-02, lessees will be required to recognize for all leases with terms longer than twelve months, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The Company adopted the new standard on the effective date January 1, 2019. A modified retrospective transition approach was used, applying the new standard to all leases existing at the date of initial application. The Company applied ASC-840, including disclosure requirements, in the comparative periods in the year the Company adopted the new guidance. (See Note G - Leases)

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 ("ASU 2018-02"), "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows for stranded tax effects in accumulated other comprehensive income resulting from the U.S. Tax Cuts and Jobs Act to be reclassified to retained earnings. ASU 2018-02 is effective January 1, 2019 and did not have any significant impact on the Company’s financial position or results of operations.

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
March 31, 2019
($ in thousands except share and per share data)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the three-month period ended March 31, 2019 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
All references in this Quarterly Report to "we," "our," "us" and the "Company," refer to Steven Madden, Ltd. and its subsidiaries unless the context indicates otherwise.
This Quarterly Report contains certain “forward-looking statements” as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, forward-looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may”, “will”, “expect”, “believe”, “anticipate”, “project”, “plan”, “intend”, “estimate”, and “continue”, and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in this Quarterly Report or our Annual Report on Form 10-K for the year ended December 31, 2018. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview:
($ in thousands, except earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell brand and private label fashion handbags and accessories. We market and sell our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers, and catalog retailers throughout the United States, Canada, Mexico, certain European nations and Tunisia. In addition, our products are marketed through our retail stores and our e-commerce websites within the United States, Canada and Mexico, our joint ventures in South Africa, China, Taiwan and Israel, and under special distribution arrangements in Asia, certain European nations, Australia, India, the Middle East, South and Central America and New Zealand and pursuant to a partnership agreement in Singapore. Our product line includes a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

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

The table below reconciles these metrics to net income as presented in the Condensed Consolidated Statements of Income:

	Year-To-Date Period Ended ($ in thousands)
	March 31, 2019	March 31, 2018
Net Income	$35,265	$29,198
Add back:
Provision for income taxes	10,587	7,956
Provision for legal charges	—	2,837
Provision for early lease termination charges	749	—
Provisions for bad debt expense related to the Payless ShoeSource bankruptcy	1,552	—
Schwartz & Benjamin acquisition integration charges and related restructuring	—	250
Net benefit in connection with the reversal of a contingent liability partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement	(1,868)	—
Deduct:
Interest and other income – net*	1,192	597
Adjusted EBIT	45,093	39,644
Add back:
Depreciation and amortization	5,220	5,342
Loss on disposal of fixed assets	325	129
Adjusted EBITDA	$50,638	$45,115
(*) Includes realized (losses)/gains on marketable securities and foreign exchange (losses)/gains.

Executive Summary

Net sales for the quarter ended March 31, 2019 increased 5.6% to $410,940 from $389,014 in the same period of last year. Net income attributable to Steven Madden, Ltd. increased 20.4% to $34,525 in the first quarter of 2019 compared to $28,673 in the same period of last year. The effective tax rate for the first quarter of 2019 increased to 23.1% compared to 21.4% in the first quarter of last year primarily due to an increase in the disallowed executive compensation deduction, an increase in 2019 pre-tax income in jurisdictions with high tax rates, and a partially offsetting decrease in the amount of GILTI tax incurred. Diluted earnings per share increased to $0.41 per share on 84,255 diluted weighted average shares outstanding compared to $0.33 per share on 85,989 diluted weighted average shares outstanding in the first quarter of last year.
Our inventory turnover (calculated on a trailing twelve-month average) for the quarters ended March 31, 2019 and 2018 was 7.8 times and 8.7 times, respectively. Our total company accounts receivable average collection increased to 66 days in the first quarter of 2019 compared to 65 days in the first quarter of 2018 primarily due to sales growth of certain customers with longer payment terms. As of March 31, 2019, we had $221,639 in cash, cash equivalents and marketable securities, no long-term debt and total stockholders’ equity of $830,546. Working capital increased to $457,220 as of March 31, 2019, compared to $450,167 on March 31, 2018.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended March 31,
($ in thousands)

	2019		2018
CONSOLIDATED:
Net sales	$410,940	100.0%	$389,014	100.0%
Cost of sales	253,943	61.8%	248,281	63.8%
Gross profit	156,997	38.2%	140,733	36.2%
Commission and licensing fee income – net of expenses	1,227	0.3%	3,659	0.9%
Operating expenses	113,564	27.6%	107,835	27.7%
Income from operations	44,660	10.9%	36,557	9.4%
Interest and other income – net	1,192	0.3%	597	0.2%
Income before income taxes	45,852	11.2%	37,154	9.6%
Net income attributable to Steven Madden, Ltd.	$34,525	8.4%	$28,673	7.4%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$276,587	100.0%	$275,056	100.0%
Cost of sales	178,265	64.5%	184,768	67.2%
Gross profit	98,322	35.5%	90,288	32.8%
Operating expenses	50,050	18.1%	51,910	18.9%
Income from operations	$48,272	17.5%	$38,378	14.0%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$71,507	100.0%	$56,099	100.0%
Cost of sales	49,591	69.4%	38,484	68.6%
Gross profit	21,916	30.6%	17,615	31.4%
Operating expenses	17,049	23.8%	15,206	27.1%
Income from operations	$4,867	6.8%	$2,409	4.3%

RETAIL SEGMENT:
Net sales	$62,846	100.0%	$57,859	100.0%
Cost of sales	26,087	41.5%	25,029	43.3%
Gross profit	36,759	58.5%	32,830	56.7%
Operating expenses	46,465	73.9%	40,719	70.4%
(Loss) from operations	$(9,706)	(15.4)%	$(7,889)	(13.6)%
Number of stores	225		207

FIRST COST SEGMENT:
Other commission (loss)/income – net of expenses	$(416)	100.0%	$868	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$1,643	100.0%	$2,791	100.0%

In February 2018, the Board of Directors of the Company approved the initiation of the Company's quarterly cash dividend. The quarterly cash dividend of $0.14 per share on the Company's outstanding shares of common stock was approved on February 25, 2019 and paid on March 29, 2019, to stockholders of record as of the close of business on March 19, 2019. The aggregate cash dividends paid for the quarter ended March 31, 2019 was $12,042.

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Consolidated:
Net sales for the three months ended March 31, 2019 increased 5.6% to $410,940 compared to $389,014 in the same period of last year, with growth in the Wholesale Accessories, Retail and Wholesale Footwear segments. Gross margin increased to 38.2% from 36.2% in the prior year period. The increase of 2.0% in gross margin in the current period was driven by gross margin improvements primarily in our Wholesale Footwear and Retail segments. Operating expenses increased in the first quarter of this year to $113,564 from $107,835 in the first quarter of last year. In the first quarter of 2019 and 2018 operating expenses included a net benefit of $433 and charges of $3,087, respectively. (See "Non-GAAP Financial Measures" above for a description of the net benefit and charges.) Excluding these items, operating expenses as a percentage of sales was 27.9% for the first quarter of 2019 compared to 26.9% in the first quarter of 2018. Excluding these items, the increase in operating expenses primarily comprised of (i) higher warehouse and distribution expenses, (ii) higher payroll and related expenses, and (iii) legal charges consisting of costs and estimated settlement amounts. Commission and licensing fee income for the first quarter of 2019 decreased to $1,227 compared to $3,659 in the first quarter of 2018, resulting primarily from the provision for bad debt expenses associated with the Payless ShoeSource bankruptcy. (See "Non-GAAP Financial Measures" above.) The effective tax rate for the first quarter of 2019 increased to 23.1% compared to 21.4% in the first quarter of last year. The increase in effective tax rate is primarily due to an increase in the disallowed executive compensation deduction, an increase in pre-tax income in jurisdictions with high tax rates, and a partially offsetting decrease in the amount of GILTI tax incurred. Net income attributable to Steven Madden, Ltd. for the first quarter of 2019 increased to $34,525 compared to net income for the first quarter of 2018 of $28,673. Net income attributable to Steven Madden, Ltd. for the first quarter of 2019 increased to $35,069 (excluding (i) $1,383 after-tax bad debt expense associated with the Payless ShoeSource bankruptcy, (ii) $561 after-tax expense in connection with a provision for early lease termination charges and (iii) $1,399 after-tax net benefit associated with the change in a contingent liability, partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement as of December 31, 2019), as compared to $30,996 (excluding (i) $2,135 after-tax expense in connection with a provision for legal charges and (ii) $188 after-tax expense in connection with the integration of the Schwartz & Benjamin acquisition and the related restructuring) for the same period last year.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $276,587, or 67.3%, and $275,056, or 70.7%, of our total net sales for the first quarter of 2019 and 2018, respectively. The increase in net sales in the current period is primarily related to strong growth in the Steve Madden brand and the addition of the Ann Klein brand which were mostly offset by not recognizing sales to Payless ShoeSource in the current period. Gross margin in the Wholesale Footwear segment was 35.5% for the first quarter of 2019 compared to 32.8% for the first quarter of 2018. Gross margin increased 2.7% primarily resulting from not recognizing sales to the low-margin Payless ShoeSource customer, as well as the strong growth in the Steve Madden brand. Operating expenses decreased to $50,050 in the first quarter of 2019 from $51,910 in the same period of last year. In the first quarter of 2019, operating expenses included a net benefit of $1,868 associated with the reversal of a contingent liability and the acceleration of amortization related to the termination of the Kate Spade license agreement as of December 31, 2019, partially offset by a charge of $117 related to an early lease termination. In the first quarter of 2018, operating expenses included charges of $2,837 in connection with provisions for legal charges, as well as $250 related to the integration of the Schwartz & Benjamin acquisition and related restructuring. Excluding these items, operating expenses as a percentage of sales increased to 18.7% in the first quarter of 2019 compared to 17.8% in the same period of 2018. The increase in operating expenses primarily resulted from higher warehouse and distribution expenses and higher payroll and related expenses, because of the variable costs related to higher sales and the addition of the Anne Klein footwear business. Income from operations increased to $48,272 in the first quarter of 2019, compared to $38,378 for the comparable period in 2018. Income from operations, excluding the items mentioned above, increased to $46,521 in the first quarter of 2019 compared to $41,465 for the same period last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $71,507, or 17.4%, and $56,099, or 14.4%, of total net sales for the Company in the first quarter of 2019 and 2018, respectively. The increase in net sales was primarily due to growth in our private label and owned brand handbags, as well as the addition of Anne Klein handbags. Gross margin in the Wholesale Accessories segment decreased to 30.6% in the first quarter of this year from 31.4% in the same period in 2018. Gross margin decreased 0.8%, resulting from an increase in low-margin private label sales and the addition of Anne Klein handbags when compared to 2018. In the first quarter of 2019, operating expenses increased to $17,049 compared to $15,206 in the same period of last year. Operating expenses as a percentage of sales decreased to 23.8% in the first quarter of 2019 compared to 27.1% in the same period of 2018. The increase in operating expenses in the first quarter of 2019 primarily resulted from higher warehouse and distribution expenses, associated with the increase in sales. Income from operations for the Wholesale Accessories segment for the first quarter of 2019 was $4,867 compared to $2,409 for the same period of 2018.

Retail Segment:
In the first quarter of 2019, net sales from the Retail segment accounted for $62,846, or 15.3%, of our total net sales compared to $57,859, or 14.9%, of our total net sales in the same period last year, which represents a $4,987, or 8.6%, increase. The increase in net sales is primarily due to the net addition of 18 stores from the prior year period and a 6.3% increase in comparable stores sales gain. We added 28 stores, which included additional stores from the addition of our joint venture in Israel and closed 10 stores during the twelve months ended March 31, 2019. As a result, we had 225 retail stores as of March 31, 2019 compared to 207 stores as of March 31, 2018. The 225 stores currently in operation include 152 Steve Madden® stores, 64 Steve Madden® outlet stores, 2 Steven® stores, 1 Superga® store and 7 e-commerce websites. In addition, the Company operated 33 concessions in our international markets. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first quarter of 2019 and 2018) increased 6.3% when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the first quarter of 2019, gross margin increased to 58.5% from 56.7% in the same period of 2018 primarily due to higher margins in the Company's e-commerce business. In the first quarter of 2019, operating expenses increased to $46,465, or 73.9% of net sales, compared to $40,719, or 70.4% of net sales, in the first quarter of last year, primarily due to the increase in sales in the Company's e-commerce business. In addition, in the current period, operating expenses included a charge of $631 related to early lease terminations. Loss from operations for the Retail segment was $9,706 in the first quarter of this year compared to $7,889 in the same period of last year.

First Cost Segment:
The First Cost segment, which includes net commission income and fees, decreased to a loss of $416 for the first quarter of 2019 compared to income of $868 for the comparable period of 2018, primarily due to a charge of $1,552 for provisions for bad debt related to the Payless ShoeSource bankruptcy.

Licensing Segment:
Net licensing income decreased to $1,643 for the first quarter of 2019 compared to $2,791 for the comparable period of 2018 primarily due to a decrease in royalties in connection with the licensing of our Betsey Johnson® trademark.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Our primary source of liquidity is cash flows generated from our operations. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements, retail store expansion and remodeling and payment of dividends.
Cash, cash equivalents and short-term investments totaled $221,639 and $266,999 at March 31, 2019 and December 31, 2018, respectively. Of the total cash, cash equivalents and short-term investments at March 31, 2019, $188,261, or approximately 85%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2018, $198,110, or approximately 74%, was held in our foreign subsidiaries.

The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by the Company or Rosenthal at any time with 60 days’ prior written notice. As of March 31, 2019 we had no borrowings against this credit facility.
As of March 31, 2019, we had working capital of $457,220, cash and cash equivalents of $160,256 and investments in marketable securities of $61,383 and we did not have any long-term debt.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash used in operations was $15,754 for the three months ended March 31, 2019 compared to cash used in operations of $27,217 in the same period of last year. The primary use of cash was from the decrease of accounts payable and accrued expenses of $47,943, a decrease in accrued incentive compensation of $7,598 and increases in both factor and non-factor accounts receivables of $30,979, partially offset by sources of cash, including net income of $35,265 and a decrease in inventory of $21,987.
INVESTING ACTIVITIES
($ in thousands)

During the three months ended March 31, 2019, we invested $21,278 in marketable securities and received $27,443 from the maturities and sales of marketable securities. We also made capital expenditures of $3,399, principally for leasehold improvements to office space, systems enhancements, new stores and improvements to existing stores.
FINANCING ACTIVITIES
($ in thousands)
During the three months ended March 31, 2019, net cash used in financing activities was $27,191, which consisted of share repurchases of $17,154 and cash dividends paid of $12,042. These payments were partially offset by an investment in noncontrolling interest of $1,283 and proceeds from the exercise of stock options of $722.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of March 31, 2019 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2019	2020-2021	2022-2023	2024 and after
Operating lease obligations	$222,974	$33,882	$81,768	$51,208	$56,116
Purchase obligations	135,824	135,824	—	—	—
Future minimum royalty and advertising payments	38,663	9,868	16,910	11,885	—
Transition tax	$17,973	$1,563	$3,126	$4,493	$8,791
Total	$415,434	$181,137	$101,804	$67,586	$64,907
At March 31, 2019, we had no open letters of credit for the purchase of inventory.
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

The Company has employment agreements with its Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating approximately $8,329 in the remainder of 2019, $9,378 in 2020, $8,668 in 2021, $7,026 in 2022 and $7,026 in 2023. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock-related compensation.
Transition tax of $17,973 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $1,511 as of March 31, 2019 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
DIVIDENDS
In February 2019, the Board of Directors of the Company declared a quarterly cash dividend of $0.14 per share on the Company’s outstanding shares of common stock. The dividend was paid on March 29, 2019, to stockholders of record as of the close of business on March 19, 2019. The total cash dividends paid for the three months ended March 31, 2019 was $12,042.

In April 2019, the Board of Directors of the Company declared an additional quarterly cash dividend of $0.14 per share on the Company’s outstanding shares of common stock. The dividend will be paid on June 28, 2019 to stockholders of record as of the close of business on June 18, 2019.
Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended March 31, 2019. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
There have been no material changes to our critical accounting policies and the use of estimates from these disclosures reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on February 28, 2019.
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
As of March 31, 2019, we held marketable securities valued at $61,383, which consist primarily of certificates of deposit and corporate bonds. The values of these securities may fluctuate as a result of changes in values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
In the first three months of 2019, the Company entered into forward foreign exchange contracts totaling $12,067. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rate to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of March 31, 2019. As of March 31, 2019, a 10% appreciation or depreciation of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $2,511.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except share and per share data)

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended March 31, 2019, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note H to the Condensed Consolidated Financial Statements. During the three months ended March 31, 2019, there were no sales by the Company of unregistered shares of the Company's common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2019 - 1/31/2019	17,469	$30.19	9,636	$90,655
2/1/2019 - 2/28/2019	3,980	$33.23	—	$90,655
3/1/2019 - 3/31/2019	504,042	$32.72	448,507	$75,982
Total	525,491	$32.64	458,143	$75,982

(1) The Steven Madden, Ltd. 2006 Stock Incentive Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy all or part of the tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation. Included in this table are shares withheld during the first quarter of 2019 in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, in addition to the shares repurchased pursuant to the Share Repurchase Program. Of the total number of shares repurchased by the Company in the first quarter of 2019, 67,348 shares were withheld at an average price per share of $32.57, for an aggregate purchase price of approximately $2,194, in connection with the settlement of vested restricted stock to satisfy tax withholding requirements.

ITEM 6. EXHIBITS

10.1
Employment Agreement dated January 2, 2019 between the Company and Michael Paradise (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019)#

10.2
Fourth Amendment, dated as of March 25, 2019, to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2019)#

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(b) of this Quarterly Report on Form 10-Q.
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

Dated: May 8, 2019

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer