Form 10-Q
period 2019-06-30
STEVEN MADDEN, LTD.
filed 2019-08-05
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

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

As of August 1, 2019, there were 84,860,214 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2019	December 31, 2018	June 30, 2018
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$212,664	$200,031	$190,985
Accounts receivable, net of allowances of $12,570, $10,849 and $1,292	21,409	25,057	39,510
Factor accounts receivable	285,227	241,395	245,808
Inventories	146,120	137,247	133,627
Marketable securities – available for sale	36,096	66,968	64,327
Prepaid expenses and other current assets	31,275	23,425	24,483
Prepaid taxes	8,012	9,002	13,289
Total current assets	740,803	703,125	712,029
Note receivable – related party	1,743	1,927	2,108
Property and equipment, net	61,654	64,807	67,378
Operating lease right-of-use asset	179,320	—	—
Deposits and other	2,592	1,967	2,211
Marketable securities – available for sale	—	—	2,122
Deferred taxes	9,319	9,321	6,340
Goodwill – net	148,566	148,112	148,142
Intangibles – net	137,563	143,311	147,312
Total Assets	$1,281,560	$1,072,570	$1,087,642
LIABILITIES
Current liabilities:
Accounts payable	$107,436	$79,802	$100,463
Accrued expenses	129,810	130,592	126,774
Operating leases - current portion	38,652	—	—
Contingent payment liability – current portion	—	3,000	—
Accrued incentive compensation	6,321	11,295	4,189
Total current liabilities	282,219	224,689	231,426
Contingent payment liability	—	—	3,000
Deferred rent	—	15,786	15,727
Operating leases - long-term portion	154,643	—	—
Deferred taxes	4,041	4,041	3,602
Other liabilities	13,101	13,372	3,594
Total Liabilities	454,004	257,888	257,349
Commitments, contingencies and other (Note N)
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 245,000 shares authorized, 132,681, 131,991 and 131,778 shares issued, 84,821, 85,715 and 87,726 shares outstanding	6	6	6
Additional paid-in capital	438,242	424,835	412,073
Retained earnings	1,264,631	1,217,521	1,173,310
Accumulated other comprehensive loss	(29,449)	(32,628)	(28,669)
Treasury stock 47,860, 46,276 and 44,052 shares at cost	(855,076)	(803,920)	(733,098)
Total Steven Madden, Ltd. stockholders’ equity	818,354	805,814	823,622
Noncontrolling interest	9,202	8,868	6,671
Total stockholders’ equity	827,556	814,682	830,293
Total Liabilities and Stockholders’ Equity	$1,281,560	$1,072,570	$1,087,642

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$444,974	$395,753	$855,914	$784,767
Cost of sales	279,629	247,979	533,572	496,260
Gross profit	165,345	147,774	322,342	288,507
Commission and licensing fee income – net	3,147	2,244	4,374	5,903
Operating expenses	119,809	108,434	233,373	216,269
Impairment charges	4,050	—	4,050	—
Income from operations	44,633	41,584	89,293	78,141
Interest and other income – net	1,262	1,033	2,454	1,630
Income before provision for income taxes	45,895	42,617	91,747	79,771
Provision for income taxes (Note J)	9,784	10,172	20,371	18,128
Net income	36,111	32,445	71,376	61,643
Less: net (loss)/income attributable to noncontrolling interest	(461)	35	279	560
Net income attributable to Steven Madden, Ltd.	$36,572	$32,410	$71,097	$61,083

Basic net income per share	$0.46	$0.40	$0.89	$0.75

Diluted net income per share	$0.44	$0.38	$0.85	$0.71

Basic weighted average common shares outstanding	79,951	81,681	80,241	81,885
Effect of dilutive securities – options/restricted stock	3,918	4,577	3,823	4,238
Diluted weighted average common shares outstanding	83,869	86,258	84,064	86,123

Cash dividends declared per common share	$0.14	$0.13	$0.28	$0.26

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$36,111			$71,376
Other comprehensive income:
Foreign currency translation adjustment	$1,362	$—	1,362	$3,617	$—	3,617
(Loss) on cash flow hedging derivatives	(567)	136	(431)	(816)	196	(620)
Unrealized gain on marketable securities	18	(4)	14	88	(21)	67
Total other comprehensive income	$813	$132	945	$2,889	$175	3,064

Comprehensive income			37,056			74,440
Less: comprehensive (loss)/income attributable to noncontrolling interests			(536)			164
Comprehensive income attributable to Steven Madden, Ltd.			$37,592			$74,276

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Pre-tax amounts	Tax (expense)	After-tax amounts	Pre-tax amounts	Tax (expense)	After-tax amounts
Net income			$32,445			$61,643
Other comprehensive (loss):
Foreign currency translation adjustment	$(4,668)	$—	(4,668)	$(4,281)	$—	(4,281)
Gain on cash flow hedging derivatives	568	(136)	432	1,538	(369)	1,169
Unrealized gain on marketable securities	86	(21)	65	75	(18)	57
Total other comprehensive (loss)	$(4,014)	$(157)	(4,171)	$(2,668)	$(387)	(3,055)

Comprehensive income			28,274			58,588
Less: comprehensive income attributable to noncontrolling interests			35			560
Comprehensive income attributable to Steven Madden, Ltd.			$28,239			$58,028

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - March 31, 2019	85,729	$6	$431,228	$1,240,004	$(30,469)	46,801	$(821,074)	$10,851	$830,546
Share repurchases	(1,059)	—	—	—	—	1,059	(34,002)	—	(34,002)
Exercise of stock options	48	—	1,077	—	—	—	—	—	1,077
Issuance of restricted stock, net of forfeitures	103	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,937	—	—	—	—	—	5,937
Foreign currency translation adjustment	—	—	—	—	1,437	—	—	(75)	1,362
Unrealized holding gain on securities (net of tax expense of $4)	—	—	—	—	14	—	—	—	14
Cash flow hedge (net of tax benefit of $136)	—	—	—	—	(431)	—	—	—	(431)
Dividends on common stock ($0.14 per share)	—	—	—	(11,945)	—	—	—	—	(11,945)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(1,113)	(1,113)
Net income/(loss)	—	—	—	36,572	—	—	—	(461)	36,111
Balance - June 30, 2019	84,821	$6	$438,242	$1,264,631	$(29,449)	47,860	$(855,076)	$9,202	$827,556

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2018	85,715	$6	$424,835	$1,217,521	$(32,628)	46,276	$(803,920)	$8,868	$814,682
Share repurchases	(1,584)	—	—	—	—	1,584	(51,156)	—	(51,156)
Exercise of stock options	80	—	1,799	—	—	—	—	—	1,799
Issuance of restricted stock, net of forfeitures	610	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	11,608	—	—	—	—	—	11,608
Foreign currency translation adjustment	—	—	—	—	3,732	—	—	(115)	3,617
Unrealized holding gain on securities (net of tax expense of $21)	—	—	—	—	67	—	—	—	67
Cash flow hedge (net of tax benefit of $196)	—	—	—	—	(620)	—	—	—	(620)
Dividends on common stock ($0.28 per share)	—	—	—	(23,987)	—	—	—	—	(23,987)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(1,113)	(1,113)
Non-controlling investment in JV	—	—	—	—	—	—	—	1,283	1,283
Net income	—	—	—	71,097	—	—	—	279	71,376
Balance - June 30, 2019	84,821	$6	$438,242	$1,264,631	$(29,449)	47,860	$(855,076)	$9,202	$827,556

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid‑in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - March 31, 2018	87,498	$6	$397,135	$1,152,616	$(24,498)	43,763	$(723,673)	$6,636	$808,222
Share repurchases	(289)	—	—	—	—	289	(9,425)	—	(9,425)
Exercise of stock options	432	—	9,596	—	—	—	—	—	9,596
Issuance of restricted stock, net of forfeitures	85	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,342	—	—	—	—	—	5,342
Foreign currency translation adjustment	—	—	—	—	(4,668)	—	—	—	(4,668)
Unrealized holding gain on securities (net of tax expense of $21)	—	—	—	—	65	—	—	—	65
Cash flow hedge (net of tax expense of $136)	—	—	—	—	432	—	—	—	432
Dividends on common stock ($0.13 per share)	—	—	—	(11,716)	—	—	—	—	(11,716)
Net income	—	—	—	32,410	—	—	—	35	32,445
Balance - June 30, 2018	87,726	$6	$412,073	$1,173,310	$(28,669)	44,052	$(733,098)	$6,671	$830,293

	Common Stock		Additional Paid‑in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2017	88,047	$6	$390,723	$1,135,701	$(25,614)	42,912	$(697,996)	$6,111	$808,931
Share repurchases	(1,140)	—	—	—	—	1,140	(35,102)	—	(35,102)
Exercise of stock options	503	—	11,115	—	—	—	—	—	11,115
Issuance of restricted stock, net of forfeitures	316	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	10,235	—	—	—	—	—	10,235
Foreign currency translation adjustment	—	—	—	—	(4,281)	—	—	—	(4,281)
Unrealized holding gain on securities (net of tax expense of $18)	—	—	—	—	57	—	—	—	57
Cash flow hedge (net of tax expense of $369)	—	—	—	—	1,169	—	—	—	1,169
Dividends on common stock ($0.26 per share)	—	—	—	(23,474)	—	—	—	—	(23,474)
Net income	—	—	—	61,083	—	—	—	560	61,643
Balance - June 30, 2018	87,726	$6	$412,073	$1,173,310	$(28,669)	44,052	$(733,098)	$6,671	$830,293

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$71,376	$61,643
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	11,608	10,235
Depreciation and amortization	10,763	11,109
Loss/(gain) on disposal of fixed assets	737	(14)
Impairment of intangible	4,050	—
Deferred taxes	2	2,001
Accrued interest on note receivable - related party	(21)	(24)
Deferred rent benefit	—	(306)
Realized loss on sale of marketable securities	5	182
Net benefit in connection with the reversal of a contingent liability partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement	(1,868)	—
Recovery, net of provisions for bad debt expense, related to the Payless ShoeSource bankruptcy	(259)	—
Changes, net of acquisitions, in:
Accounts receivable	3,909	(37)
Factor accounts receivable	(43,832)	(44,372)
Notes receivable - related party	204	205
Inventories	(8,873)	(23,303)
Prepaid expenses, prepaid taxes, deposits and other	(7,849)	11,182
Accounts payable and accrued expenses	26,232	38,092
Accrued incentive compensation	(4,974)	(6,278)
Lease and other liabilities	(1,449)	(15,388)
Net cash provided by operating activities	59,761	44,927

Cash flows from investing activities:
Capital expenditures	(6,214)	(5,251)
Purchases of marketable securities	(37,426)	(41,738)
Maturity/sale of marketable securities	69,488	66,634
Net cash provided by investing activities	25,848	19,645

Cash flows from financing activities:
Proceeds from exercise of stock options	1,799	11,115
Investment of noncontrolling interest	1,283	—
Distribution of noncontrolling interest earnings	(1,113)	—
Payment of contingent liability	—	(7,000)
Common stock purchased for treasury	(51,156)	(35,102)
Cash dividends paid on common stock	(23,987)	(23,474)
Net cash (used in) financing activities	(73,174)	(54,461)
Effect of exchange rate changes on cash and cash equivalents	198	(340)
Net increase in cash and cash equivalents	12,633	9,771
Cash and cash equivalents – beginning of period	200,031	181,214
Cash and cash equivalents – end of period	$212,664	$190,985
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2019
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2019 presentation and to reflect the three-for-two stock split (see Note B). The results of operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2018 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 28, 2019.
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

Note D – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement can be terminated by the Company or Rosenthal at any time upon 60 days prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of June 30, 2019 and 2018, no borrowings were outstanding under the credit facility. As of June 30, 2019 there were no open letters of credit and as of June 30, 2018 there were open letters of credit of $110. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2019
($ in thousands except share and per share data)

Note E – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to four years at the time of purchase. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income/(loss). These securities are classified as current and non-current marketable securities based upon their maturities. Amortization of premiums and discounts is included in interest income. For the three and six months ended June 30, 2019 and 2018, the amortization of bond premiums totaled $88 and $218 compared to $183 and $382, respectively. The value of these securities may fluctuate as a result of changes in market interest rates and credit risk. The schedule of maturities at June 30, 2019 and December 31, 2018 is as follows:

	Maturities as of June 30, 2019		Maturities as of December 31, 2018
	1 Year or Less	1 to 4 Years	1 Year or Less	1 to 4 Years
Corporate bonds	$2,150	$—	$24,617	$—
Certificates of deposit	33,946	—	42,351	—
Total	$36,096	$—	$66,968	$—

For the three and six months ended June 30, 2019, losses of $5 and $5 were reclassified from accumulated other comprehensive income and recognized in the Condensed Consolidated Statements of Income in interest and other income compared to losses of $49 and $182 for the comparable periods in 2018. For the six months ended June 30, 2019, current marketable securities included immaterial unrealized losses and no non-current marketable securities were held by the Company. For the comparable period in 2018, current marketable securities included unrealized losses of $114 while non-current marketable securities included unrealized losses of $21.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2019
($ in thousands except share and per share data)

Note F – Fair Value Measurement
The accounting guidance under Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.
The Company’s financial assets and liabilities subject to fair value measurements as of June 30, 2019 and December 31, 2018 are as follows:

		June 30, 2019
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$96,781	$96,781	$—	$—
Current marketable securities – available for sale	36,096	36,096	—	—
Total assets	$132,877	$132,877	$—	$—
Liabilities:
Forward contracts	$139	$—	$139	$—
Total liabilities	$139	$—	$139	$—

		December 31, 2018
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$77,050	$77,050	$—	$—
Current marketable securities – available for sale	66,968	66,968	—	—
Forward contracts	707	—	707	—
Total assets	$144,725	$144,018	$707	$—
Liabilities:
Contingent consideration	$3,000	$—	$—	$3,000
Total liabilities	$3,000	$—	$—	$3,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2019
($ in thousands except share and per share data)

Our level 3 balance consists of contingent consideration related to an acquisition. The changes in our level 3 liabilities for the periods ended June 30, 2019 and December 31, 2018 are as follows:

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at June 30,
2019
Liabilities:
Contingent consideration	$3,000	—	—	(3,000)	$—

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at December 31,
2018
Liabilities:
Contingent consideration	$10,000	(7,000)	—	—	3,000

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
June 30, 2019
($ in thousands except share and per share data)

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

Lease Position
The table below presents the lease-related assets and liabilities recorded on the balance sheet as of June 30, 2019:

	Classification on the Balance Sheet	June 30, 2019
Assets
Noncurrent	Operating lease right-of-use asset	$179,320

Liabilities
Current	Operating leases - current portion	$38,652
Noncurrent	Operating leases - long-term portion	154,643
Total operating lease liabilities		$193,295

Weighted-average remaining lease term		5.9 years
Weighted-average discount rate(1)		4.4%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Lease Costs
 The table below presents certain information related to lease costs for leases during the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$11,544	$22,901
Short-term lease cost	9	16
Less: Sublease Income	147	277
Total lease cost	$11,406	$22,640

Other Information
The table below presents supplemental cash flow information related to leases as of the six months ended June 30, 2019:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$22,963

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2019
($ in thousands except share and per share data)

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the balance sheet as of June 30, 2019:

Operating Leases
2019 (remaining six months)	$23,422
2020	45,349
2021	39,084
2022	30,762
2023	22,397
Thereafter	58,679
Total minimum lease payments	219,693
Less: interest	26,398
Present value of lease liabilities	$193,295

Note H – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. Most recently, on April 24, 2019, the Board of Directors approved the extension of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which includes the amount remaining under the prior authorization. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the six months ended June 30, 2019, an aggregate of 1,494,171 shares of the Company's common stock were repurchased under the Share Repurchase Program, at a weighted average price per share of $32.26, for an aggregate purchase price of approximately $48,206, which includes the amount remaining under the prior authorization. As of June 30, 2019, approximately $166,754 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. 2019 Incentive Compensation Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation. During the six months ended June 30, 2019, an aggregate of 90,016 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, at an average price per share of $32.77, for an aggregate purchase price of approximately $2,950.

Note I – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 5,464,000 shares for the period ended June 30, 2019, compared to 5,918,000 shares for the period ended June 30, 2018. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three and six months ended June 30, 2019, options to purchase approximately 48,000 and 56,000 shares of common stock,

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2019
($ in thousands except share and per share data)

respectively, have been excluded from the calculation of diluted net income per share as compared to approximately 41,000 and 21,000 shares that were excluded for the three and six months ended June 30, 2018, as the result would have been anti-dilutive. For the three and six months ended June 30, 2019 and 2018, all unvested restricted stock awards were dilutive.

Note J – Income Taxes

The Company’s provision for income taxes for the three and six months ended June 30, 2019 and 2018, respectively, is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income before provision for income taxes	$45,895	$42,617	$91,747	$79,771
Provision for income taxes	$9,784	$10,172	$20,371	$18,128
Effective tax rate	21.3%	23.9%	22.2%	22.7%

The primary differences between the Company’s effective tax rates for the three and six months ended June 30, 2019 and 2018 are due to a decrease in the amount of Global Intangible Low-Taxed Income (“GILTI”) tax incurred, a decrease in the state taxes incurred, and a partially offsetting increase in 2019 pre-tax income in jurisdictions with high tax rates.

The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial statements for all periods presented. The unrecognized tax benefits have not materially changed for the six months ended June 30, 2019.

The Company files income tax returns in the U.S., for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2015 through 2018 remain open to examination by most taxing authorities. During 2017, the U.S. Internal Revenue Service completed its audit of the Company's 2014 U.S. income tax return.

Note K – Equity-Based Compensation

In February 2019, the Company's Board of Directors approved the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the “2019 Plan”), under which nonqualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The 2019 Plan is the successor to the Company's Amended and Restated 2006 Stock Incentive Plan, as amended (the "2006 Plan"), the term of which expired on April 6, 2019. The Company's stockholders approved the 2019 Plan at the Company's annual meeting of stockholders held on May 24, 2019.

The following table summarizes the number of shares of common stock authorized for use under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(212,425)
Common stock available for grant of stock-based awards as of June 30, 2019	10,787,575

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2019
($ in thousands except share and per share data)

Total equity-based compensation for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock	$4,938	$4,212	$9,555	$8,138
Stock options	999	1,130	2,053	2,097
Total	$5,937	$5,342	$11,608	$10,235

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds from stock options exercised	$1,077	$9,596	$1,799	$11,115
Intrinsic value of stock options exercised	$513	$4,902	$842	$5,479

During the three and six months ended June 30, 2019, options to purchase approximately 77,075 shares of common stock with a weighted average exercise price of $33.77 and options to purchase approximately 480,762 shares of common stock with a weighted average exercise price of $27.68 vested, respectively. During the three and six months ended June 30, 2018, options to purchase approximately 79,901 shares of common stock with a weighted average exercise price of $25.94 and options to purchase approximately 566,429 shares of common stock with a weighted average exercise price of $24.62 vested, respectively. As of June 30, 2019, there were unvested options relating to 1,203,775 shares of common stock outstanding with a total of $6,088 of unrecognized compensation cost and an average vesting period of 2.4.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the six months ended June 30, 2019 and 2018:

	2019	2018
Volatility	32.0% to 33.4%	25.1% to 27.2%
Risk free interest rate	2.3% to 2.5%	2.1% to 2.7%
Expected life in years	3.0 to 5.0	3.0 to 5.0
Dividend yield	1.7%	1.7%
Weighted average fair value	$8.31	$6.45

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2019
($ in thousands except share and per share data)

Activity relating to stock options granted under the Company’s plans and outside the plans during the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	2,815,000	$26.03
Granted	34,000	32.46
Exercised	(80,000)	22.53
Outstanding at June 30, 2019	2,769,000	$26.21	4.3 years	$21,435
Exercisable at June 30, 2019	1,565,000	$26.15	3.7 years	$12,211

Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2019 and 2018:

	2019		2018
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	5,135,000	$18.42	5,874,000	$17.37
Granted	625,000	32.56	330,000	30.84
Vested	(281,000)	26.03	(272,000)	23.56
Forfeited	(15,000)	26.86	(14,000)	25.09
Outstanding at June 30,	5,464,000	$19.60	5,918,000	$17.81

As of June 30, 2019, the Company had $64,058 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average of 4.3 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

On March 25, 2019, pursuant to an amendment of the employment agreement between the Company and its Creative and Design Chief, Steven Madden, which effected the extension of the term of the agreement for three years through December 31, 2026, Mr. Madden was granted 200,000 restricted shares of the Company's common stock. The restricted stock award will vest in three nearly equal annual installments commencing on December 31, 2024. As of June 30, 2019, Mr. Madden has options unexercised for 675,000 shares of the Company's common stock and 4,134,238 restricted shares of the Company's common stock.

Note L – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of June 30, 2019:

	Wholesale			Net Carrying Amount
	Footwear	Accessories	Retail
Balance at January 1, 2019	$84,551	$49,324	$14,237	$148,112
Translation and other	287	—	167	454
Balance at June 30, 2019	$84,838	$49,324	$14,404	$148,566

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2019
($ in thousands except share and per share data)

The following table details identifiable intangible assets as of June 30, 2019:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2) (3)	Net Carrying Amount
Trade names	6–10 years	$9,220	$8,168	$—	$1,052
Customer relationships	10 years	47,019	29,508	—	17,511
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,440	—	—
Re-acquired right	2 years	4,200	4,200	—	—
Other	3 years	14	14	—	—
		68,493	49,930	—	18,563
Re-acquired right	indefinite	35,200	8,438	—	26,762
Trademarks	indefinite	100,333	—	8,095	92,238
		$204,026	$58,368	$8,095	$137,563

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

(3) An impairment charge of $4,050 was recorded in the second quarter of 2019 related to the Company's Brian Atwood trademark. The impairment was triggered by the Company's decision to discontinue distribution of the brand as the Company explores alternatives.

The amortization of intangible assets amounted to $1,333 and $2,667 for the three and six months ended June 30, 2019, respectively, compared to $1,327 and $2,631 for the three and six months ended June 30, 2018 and is included in operating expenses in the Company's Condensed Consolidated Statements of Income. The estimated future amortization expense of purchased intangibles as of June 30, 2019 is as follows:

2019 (remaining six months)	$2,172
2020	2,606
2021	1,933
2022	1,502
2023	1,502
Thereafter	8,848
$18,563

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2019
($ in thousands except share and per share data)

Note M – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of June 30, 2019, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in other liabilities, is $139. As of June 30, 2019, $98 of losses related to cash flow hedges are recorded in accumulated other comprehensive loss, before tax, and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of June 30, 2018, $759 of gains related to cash flow hedges were recorded in accumulated other comprehensive income, before tax. As of June 30, 2019, the Company's hedging activities was considered effective and, thus, no ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2019, losses of $8 and $8 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales, as compared to losses of $29 and $26 for the three and six months ended June 30, 2018.

Note N – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to the Company’s license agreements. The Company sources, distributes, advertises and sells pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of sales, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels are achieved. As of June 30, 2019 the Company had future minimum royalty and advertising payments of $34,150.
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

Note O – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and internationally (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories segment, which includes branded and private label handbags, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and internationally, from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories segments, through our International business, derive revenue from certain territories within Asia, Europe, North America (excluding the United States) and Africa and, under special distribution arrangements, in various other territories within Australia, the Middle East, India, South and Central America and New Zealand and pursuant to a partnership agreement in Singapore. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada and Mexico, our joint ventures in South Africa, China, Taiwan and Israel and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, fragrance and men’s leather accessories. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, outerwear,

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2019
($ in thousands except share and per share data)

sleepwear, activewear, jewelry, watches, bedding, luggage, umbrellas and household goods. The Licensing segment also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear.

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
June 30, 2019
Net sales to external customers	$286,237	$77,265	$363,502	$81,472	$—	$—	$444,974
Gross profit	94,657	22,012	116,669	48,676	—	—	165,345
Commissions and licensing fees – net	—	—	—	—	951	2,196	3,147
Income/(loss) from operations	38,429	4,750	43,179	(1,693)	951	2,196	44,633
Segment assets	$911,077	$101,041	1,012,118	253,025	8,721	7,696	1,281,560
Capital expenditures			$1,273	$1,542	$—	$—	$2,815
June 30, 2018
Net sales to external customers	$252,134	$69,271	$321,405	$74,348	$—	$—	$395,753
Gross profit	78,956	22,045	101,001	46,773	—	—	147,774
Commissions and licensing fees – net	—	—	—	—	623	1,621	2,244
Income from operations	28,916	6,517	35,433	3,907	623	1,621	41,584
Segment assets	$769,028	$179,716	948,744	120,352	18,546	—	1,087,642
Capital expenditures			$1,247	$1,058	$—	$—	$2,305

As of and for the six months ended,	Wholesale Footwear	Wholesale Accessories	Total Wholesale	Retail	First Cost	Licensing	Consolidated
June 30, 2019
Net sales to external customers	$562,825	$148,772	$711,597	$144,317	$—	$—	$855,914
Gross profit	192,978	43,928	236,906	85,436	—	—	322,342
Commissions and licensing fees – net	—	—	—	—	535	3,839	4,374
Income/(loss) from operations	86,701	9,617	96,318	(11,399)	535	3,839	89,293
Segment assets	$911,077	$101,041	1,012,118	253,025	8,721	7,696	1,281,560
Capital expenditures			$2,965	$3,249	$—	$—	$6,214
June 30, 2018
Net sales to external customers	$527,190	$125,370	$652,560	$132,207	$—	$—	$784,767
Gross profit	169,244	39,660	208,904	79,603	—	—	288,507
Commissions and licensing fees – net	—	—	—	—	1,491	4,412	5,903
Income/(loss) from operations	67,293	8,926	76,219	(3,981)	1,491	4,412	78,141
Segment assets	$769,028	$179,716	948,744	120,352	18,546	—	1,087,642
Capital expenditures			$2,772	$2,479	$—	$—	$5,251

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2019
($ in thousands except share and per share data)

Revenues by geographic area for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Domestic (a)	$399,309	$356,271	$763,624	$697,866
International	45,665	39,482	92,290	86,901
Total	$444,974	$395,753	$855,914	$784,767
(a) Includes revenues of $99,284 and $174,106 for the three and six months ended June 30, 2019, respectively, and $93,655 and $190,688 for the comparable periods in 2018 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our international business.

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
June 30, 2019
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the three and six month periods ended June 30, 2019 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
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

The table below reconciles these metrics to net income as presented in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
($ in thousands)
Net Income	$36,111	$32,445	$71,376	$61,643
Add back:
Provision for income taxes	9,784	10,172	20,371	18,128
Provision for legal charges	—	—	—	2,837
Provision for early lease termination charges	1,543	1,241	2,292	1,241
(Recovery) and provisions for bad debt expense, net of recovery related to the Payless ShoeSource bankruptcy (in First Cost segment)	(143)	—	1,409	—
Recovery related to the Payless ShoeSource bankruptcy (in Wholesale Footwear segment)	(1,668)	—	(1,668)	—
Schwartz & Benjamin acquisition integration charges and related restructuring	—	1,131	—	1,381
Net benefit in connection with the reversal of a contingent liability partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement	—	—	(1,868)	—
Impairment of the Brian Atwood trademark	4,050	—	4,050	—
Divisional headquarters relocation expenses	669	—	669	—
Deduct:
Interest and other income – net*	1,262	1,033	2,454	1,630
Adjusted EBIT	49,084	43,956	94,177	83,600
Add back:
Depreciation and amortization	5,325	5,385	10,545	10,727
Loss/(gain) on disposal of fixed assets	412	(143)	737	(14)
Adjusted EBITDA	$54,821	$49,198	$105,459	$94,313
(*) Includes realized (losses)/gains on marketable securities and foreign exchange (losses)/gains.

Executive Summary

Net sales for the quarter ended June 30, 2019 increased 12.4% to $444,974 from $395,753 in the same period of last year. Net income attributable to Steven Madden, Ltd. increased 12.8% to $36,572 in the second quarter of 2019 compared to $32,410 in the same period of last year. The effective tax rate for the second quarter of 2019 decreased to 21.3% compared to 23.9% in the second quarter of last year primarily due to a decrease in the amount of Global Intangible Low-Taxed Income ("GILTI") tax incurred, a decrease in the state taxes incurred and a partially offsetting increase in 2019 pre-tax income in jurisdictions with high tax rates. Diluted earnings per share increased to $0.44 per share on 83,869 diluted weighted average shares outstanding compared to $0.38 per share on 86,258 diluted weighted average shares outstanding in the second quarter of last year.
Our inventory turnover (calculated on a trailing twelve-month average) for the quarters ended June 30, 2019 and 2018 was 7.9 times and 8.6 times, respectively. Our total company accounts receivable average collection decreased to 65 days in the second quarter of 2019 compared to 68 days in the second quarter of 2018 primarily due to the results of improved collection efforts with respect to the accounts of certain major customers. As of June 30, 2019, we had $248,760 in cash, cash equivalents and marketable securities, no long-term debt and total stockholders’ equity of $827,556. Working capital decreased to $458,584 as of June 30, 2019, compared to $480,603 on June 30, 2018. The decrease in working capital was primarily the result of the addition of current operating lease liabilities of $38,652 in accordance with the Company’s adoption of ASU 2016-02, “Leases”.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended June 30,
($ in thousands)

	2019		2018
CONSOLIDATED:
Net sales	$444,974	100.0%	$395,753	100.0%
Cost of sales	279,629	62.8%	247,979	62.7%
Gross profit	165,345	37.2%	147,774	37.3%
Commission and licensing fee income – net of expenses	3,147	0.7%	2,244	0.6%
Operating expenses	119,809	26.9%	108,434	27.4%
Impairment charges	4,050	0.9%	—	—%
Income from operations	44,633	10.0%	41,584	10.5%
Interest and other income – net	1,262	0.3%	1,033	0.3%
Income before income taxes	45,895	10.3%	42,617	10.8%
Net income attributable to Steven Madden, Ltd.	$36,572	8.2%	$32,410	8.2%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$286,237	100.0%	$252,134	100.0%
Cost of sales	191,580	66.9%	173,178	68.7%
Gross profit	94,657	33.1%	78,956	31.3%
Operating expenses	52,178	18.2%	50,040	19.8%
Impairment charges	4,050	1.4%	—	—%
Income from operations	$38,429	13.4%	$28,916	11.5%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$77,265	100.0%	$69,271	100.0%
Cost of sales	55,253	71.5%	47,226	68.2%
Gross profit	22,012	28.5%	22,045	31.8%
Operating expenses	17,262	22.3%	15,528	22.4%
Income from operations	$4,750	6.1%	$6,517	9.4%

RETAIL SEGMENT:
Net sales	$81,472	100.0%	$74,348	100.0%
Cost of sales	32,796	40.3%	27,575	37.1%
Gross profit	48,676	59.7%	46,773	62.9%
Operating expenses	50,369	61.8%	42,866	57.7%
(Loss)/income from operations	$(1,693)	(2.1)%	$3,907	5.3%
Number of stores	224		208

FIRST COST SEGMENT:
Other commission income – net of expenses	$951	100.0%	$623	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$2,196	100.0%	$1,621	100.0%

Selected Financial Information
Six Months Ended June 30,
($ in thousands)

	2019		2018
CONSOLIDATED:
Net sales	$855,914	100.0%	$784,767	100.0%
Cost of sales	533,572	62.3%	496,260	63.2%
Gross profit	322,342	37.7%	288,507	36.8%
Commission and licensing fee income – net of expenses	4,374	0.5%	5,903	0.8%
Operating expenses	233,373	27.3%	216,269	27.6%
Impairment charges	4,050	0.5%	—	—%
Income from operations	89,293	10.4%	78,141	10.0%
Interest and other income – net	2,454	0.3%	1,630	0.2%
Income before income taxes	91,747	10.7%	79,771	10.2%
Net income attributable to Steven Madden, Ltd.	$71,097	8.3%	$61,083	7.8%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$562,825	100.0%	$527,190	100.0%
Cost of sales	369,847	65.7%	357,946	67.9%
Gross profit	192,978	34.3%	169,244	32.1%
Operating expenses	102,227	18.2%	101,951	19.3%
Impairment charges	4,050	0.7%	—	—%
Income from operations	$86,701	15.4%	$67,293	12.8%

WHOLESALE ACCESSORIES SEGMENT:
Net sales	$148,772	100.0%	$125,370	100.0%
Cost of sales	104,844	70.5%	85,710	68.4%
Gross profit	43,928	29.5%	39,660	31.6%
Operating expenses	34,311	23.1%	30,734	24.5%
Income from operations	$9,617	6.5%	$8,926	7.1%

RETAIL SEGMENT:
Net sales	$144,317	100.0%	$132,207	100.0%
Cost of sales	58,881	40.8%	52,604	39.8%
Gross profit	85,436	59.2%	79,603	60.2%
Operating expenses	96,835	67.1%	83,584	63.2%
(Loss) from operations	$(11,399)	(7.9)%	$(3,981)	(3.0)%
Number of stores	224		208

FIRST COST SEGMENT:
Other commission income – net of expenses	$535	100.0%	$1,491	100.0%

LICENSING SEGMENT:
Licensing income – net of expenses	$3,839	100.0%	$4,412	100.0%

In February 2018, the Board of Directors of the Company approved the initiation of the Company's quarterly cash dividend. The quarterly cash dividend of $0.14 per share on the Company's outstanding shares of common stock was approved on April 24, 2019 and paid on June 28, 2019, to stockholders of record as of the close of business on June 18, 2019. The aggregate cash dividends paid for the quarter ended June 30, 2019 was $11,945. The aggregate cash dividends paid for the six months ended June 30, 2019 was $23,987.

In July 2019, the Board of Directors of the Company declared an additional quarterly cash dividend of $0.14 per share on the Company’s outstanding shares of common stock. The dividend will be paid on September 27, 2019 to stockholders of record as of the close of business on September 17, 2019.

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Consolidated:
Net sales for the three months ended June 30, 2019 increased 12.4% to $444,974 compared to $395,753 in the same period of last year, with growth in the Wholesale Footwear, Wholesale Accessories and Retail segments. Gross margin slightly decreased to 37.2% from 37.3% in the prior year period. The decrease of 10 basis points in gross margin in the current period was driven by decreases in gross margin primarily in our Wholesale Accessories and Retail segments. Operating expenses increased in the second quarter of this year to $119,809 from $108,434 in the second quarter of last year. In the second quarter of 2019 and 2018 operating expenses included net charges of $544 and $2,372, respectively. (See "Non-GAAP Financial Measures" above for a description of the net benefit and charges.) Excluding these items, operating expenses as a percentage of sales were 26.8% for the second quarter of 2019 compared to 26.8% in the second quarter of 2018. Excluding these items, the increase in operating expenses primarily comprised of (i) higher payroll and related expenses, (ii) higher warehouse and distribution expenses, (iii) higher advertising and promotions, and (iv) higher legal charges. Commission and licensing fee income for the second quarter of 2019 increased to $3,147 compared to $2,244 in the second quarter of 2018. The second quarter 2019 Commission and licensing fee income included a $143 recovery associated with the Payless ShoeSource bankruptcy. (See "Non-GAAP Financial Measures" above.) The effective tax rate for the second quarter of 2019 decreased to 21.3% compared to 23.9% in the second quarter of last year. The decrease in effective tax rate is primarily due to a decrease in the amount of GILTI tax incurred, a decrease in the state taxes incurred and a partially offsetting increase in 2019 pre-tax income in jurisdictions with high tax rates. Net income attributable to Steven Madden, Ltd. for the second quarter of 2019 increased to $36,572 compared to net income for the second quarter of 2018 of $32,410. Net income attributable to Steven Madden, Ltd. for the second quarter of 2019 increased to $39,536 (excluding (i) $1,727 after-tax benefit, net of bad debt expense associated with the Payless ShoeSource bankruptcy, (ii) $1,156 after-tax expense in connection with a provision for early lease termination charges, (iii) $501 after-tax expense associated with a divisional headquarters relocation, and (iv) $3,033 after-tax impact of an impairment of the Brian Atwood trademark), as compared to $35,185 (excluding (i) $1,028 tax expense related to an impairment to the preferred interest investment in Brian Atwood Italia Holding, LLC, (ii) $833 after-tax expense in connection with the integration of the Schwartz & Benjamin acquisition and the related restructuring, and (iii) $914 after-tax impact of an expense associated with a warehouse consolidation) for the same period last year.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $286,237, or 64.3%, and $252,134, or 63.7%, of our total net sales for the second quarter of 2019 and 2018, respectively. The increase in net sales in the current period is primarily related to strong growth in the Steve Madden brand, the addition of the Anne Klein brand, and an increase in the private label business which was mostly offset by no sales to Payless ShoeSource in the current period. Gross margin in the Wholesale Footwear segment was 33.1% for the second quarter of 2019 compared to 31.3% for the second quarter of 2018. Gross margin increased 1.8% primarily resulting from the elimination of sales to the low-margin Payless ShoeSource customer, as well as the strong growth in the Steve Madden brand. Operating expenses increased to $52,178 in the second quarter of 2019 from $50,040 in the same period of last year. In the second quarter of 2019, operating expenses included a net benefit of $999, which was comprised of a recovery of $1,668 related to the Payless ShoeSource bankruptcy, partially offset by divisional headquarters relocation expenses of $669. Also recorded in the Wholesale Footwear segment was a $4,050 impairment charge for the Brian Atwood trademark impacting operating income. The impairment was triggered by the Company's decision to discontinue distribution of the brand as the Company explores alternatives. In the second quarter of 2018, operating expenses included a charge of $1,131 related to the integration of the Schwartz & Benjamin acquisition and related restructuring. Excluding these items, operating expenses for the second quarter of 2019 increased, however, as a percentage of sales decreased to 18.6% in the second quarter of 2019 compared to 19.4% in the same period of 2018. The increase in operating expenses primarily resulted from higher warehouse and distribution expenses and higher payroll and related expenses associated with higher sales and the addition of the Anne Klein footwear business. Income from operations increased to $38,429 in the second quarter of 2019, compared to $28,916 for the comparable period in 2018. Income from operations, excluding the items mentioned above, increased to $41,479 in the second quarter of 2019 compared to $30,047 for the same period last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $77,265, or 17.4%, and $69,271, or 17.5%, of total net sales for the Company in the second quarter of 2019 and 2018, respectively. The increase in net sales was primarily due to growth in our private label and Steve Madden branded handbags, as well as the addition of Anne Klein handbags. Gross margin in the Wholesale Accessories segment decreased to 28.5% in the second quarter of this year from 31.8% in the same period in 2018. Gross margin decreased 3.3%, resulting from tariffs imposed on accessories and an increase in low-margin private label sales, as well as the addition of Anne Klein handbags when compared to 2018. In the second quarter of 2019, operating expenses increased to $17,262 compared to $15,528 in the same period of last year. In the second quarter of 2018, operating expenses included a charge of $1,241 related to a warehouse consolidation. Excluding this item, operating expenses as a percentage of sales increased to 22.3% in the second quarter of 2019 compared to 20.6% in the same period of 2018. The increase in operating expenses in the second quarter of 2019 primarily resulted from higher warehouse and distribution expenses, and higher payroll related expenses associated with the increase in sales, as well as the addition of Anne Klein handbags. Income from operations for the Wholesale Accessories segment for the second quarter of 2019 was $4,750 compared to $6,517 for the same period of 2018. Income from operations, excluding the items mentioned above, decreased to $4,750 in the second quarter of 2019 compared to $7,758 for the same period last year.

Retail Segment:
In the second quarter of 2019, net sales from the Retail segment accounted for $81,472, or 18.3%, of our total net sales compared to $74,348, or 18.8%, of our total net sales in the same period last year, which represents a $7,124, or 9.6%, increase. The increase in net sales is primarily due to the net addition of 16 stores from the prior year period and a 6.2% increase in comparable stores sales gain. We added 30 stores, which included additional stores from the addition of our joint venture in Israel and closed 14 stores during the twelve months ended June 30, 2019. As a result, we had 224 retail stores as of June 30, 2019 compared to 208 stores as of June 30, 2018. The 224 stores currently in operation include 149 Steve Madden® stores, 66 Steve Madden® outlet stores, 2 Steven® stores, 1 Superga® store and 6 e-commerce websites. In addition, the Company operated 31 concessions in our international markets. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the second quarter of 2019 and 2018) increased 6.2% when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the second quarter of 2019, gross margin decreased to 59.7% from 62.9% in the same period of 2018 primarily due to inventory liquidation and markdowns in connection with the wind-down of the Company's joint venture relationship in China as well as aggressive liquidation of slow-moving inventory in the Company’s North American retail operations. In the second quarter of 2019, operating expenses increased to $50,369, or 61.8% of net sales, compared to $42,866, or 57.7% of net sales, in the second quarter of last year, primarily due to growth in the Company's e-commerce business and the operation of additional stores. In addition, in the current period, operating expenses included a charge of $1,543 related to early lease terminations. Loss from operations for the Retail segment was $1,693 in the second quarter of this year compared to income from operations of $3,907 in the same period of last year. Loss from operations, excluding the items mentioned above, was $150 in the current period of 2019, compared to income from operations of $3,907 in the same period last year.

First Cost Segment:
Income from the First Cost segment, which includes net commission income and fees, increased to $951 for the second quarter of 2019 compared to $623 for the comparable period of 2018. Included in the First Cost segment was a recovery of $143 related to the Payless ShoeSource bankruptcy.

Licensing Segment:
Net licensing income increased to $2,196 for the second quarter of 2019 compared to $1,621 for the comparable period of 2018 primarily due to an increase in royalties in connection with the licensing of our Betsey Johnson® trademark.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Consolidated:

Net sales for the six months ended June 30, 2019 increased 9.1% to $855,914 compared to $784,767 in the same period of last year, with growth in the Wholesale Accessories, Retail and Wholesale Footwear segments. Gross margin increased to 37.7% from 36.8% in the prior year period. The increase of 90 basis points in gross margin in the current period was driven by gross margin improvements primarily in our Wholesale Footwear segment. Operating expenses increased in the six months ended June 30, 2019 to $233,373 from $216,269 in the comparable period of 2018. In the first six months of 2019 and 2018 operating expenses included a net benefit of $575 and charges of $5,459, respectively. (See "Non-GAAP Financial Measures" above for a description of the net benefit and charges.) Excluding these items, operating expenses as a percentage of sales increased to 27.3% for the first six months of 2019 compared to 26.9% in the first six months of 2018. Excluding these items, the increase in operating expenses was primarily comprised of (i) higher warehouse and distribution expenses, (ii) higher payroll and related expenses, (iii) higher advertising and promotions, and (iv) higher legal charges consisting of costs and estimated settlement amounts. Commission and licensing fee income for the six months ended June 30, 2019 decreased to $4,374 compared to $5,903 in the comparable period of 2018, resulting primarily from the provision for bad debt expenses, net of recovery, associated with the Payless ShoeSource bankruptcy. (See "Non-GAAP Financial Measures" above.) The effective tax rate for the first six months of 2019 decreased to 22.2% compared to 22.7% in the same period of last year. The decrease in effective tax rate is primarily due to a decrease in the amount of GILTI tax incurred, a decrease in the state taxes incurred and a partially offsetting increase in 2019 pre-tax income in jurisdictions with high tax rates. Net income attributable to Steven Madden, Ltd. for the six months ended June 30, 2019 increased to $71,097 compared to net income for the six months ended June 30, 2018 of $61,083. Net income attributable to Steven Madden, Ltd. for the first six months of 2019 increased to $74,605 (excluding (i) $344 after-tax recovery net of bad debt expense associated with the Payless ShoeSource bankruptcy, (ii) $1,717 after-tax expense in connection with a provision for early lease termination charges, (iii) $1,399 after-tax net benefit associated with the change in a contingent liability, partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement as of December 31, 2019, (iv) $501 after-tax expense associated with a divisional headquarters relocation and (v) $3,033 after-tax impact of an impairment of the Brian Atwood trademark), as compared to $66,181 (excluding (i) $2,135 after-tax expense in connection with a provision for legal charges, (ii) $1,021 after-tax expense in connection with the integration of the Schwartz & Benjamin acquisition and the related restructuring, (iii) $914 after-tax impact of expense related to a warehouse consolidation, and (iv) $1,028 tax expense related to an impairment to the preferred interest investment in Brian Atwood Italia Holding, LLC) for the same period last year.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $562,825, or 65.8%, and $527,190, or 67.2%, of our total net sales for the six months ended June 30, 2019 and 2018, respectively. The increase in net sales in the current period is primarily related to strong growth in the Steve Madden brand and the addition of the Anne Klein brand which were mostly offset by not recognizing sales to Payless ShoeSource in the current period. Gross margin in the Wholesale Footwear segment was 34.3% for the six months ended June 30, 2019 compared to 32.1% for the comparable period of 2018. Gross margin increased 2.2% primarily resulting from not recognizing sales to the low-margin Payless ShoeSource customer, as well as the strong growth in the Steve Madden brand. Operating expenses increased to $102,227 in the first six months of 2019 from $101,951 in the same period of last year. In the first six months of 2019, operating expenses included a net benefit of $2,750, comprised of a recovery of $1,668 related to the Payless ShoeSource bankruptcy and a net benefit of $1,868 associated with the change of a contingent liability and the acceleration of amortization related to the termination of the Kate Spade license agreement as of December 31, 2019, partially offset by divisional headquarters relocation expenses of $669 and a charge of $117 related to an early lease termination. Also recorded in the Wholesale Footwear segment was a $4,050 impairment charge for the Brian Atwood trademark impacting operating income. In the first six months of 2018, operating expenses included charges of $2,837 in connection with provisions for legal charges and $1,241 related to a warehouse consolidation, as well as $1,381 related to the integration of the Schwartz & Benjamin acquisition and related restructuring. Excluding these items, operating expenses for the first half of 2019 increased, however, operating expenses as a percentage of sales decreased to 17.9% in the first six months of 2019 compared to 18.5% in the same period of 2018. The increase in operating expenses primarily resulted from higher warehouse and distribution expenses and higher payroll and related expenses associated with higher sales and the addition of the Anne Klein footwear business. Income from operations increased to $86,701 in the six months ended June 30, 2019, compared to $67,293 for the comparable period in 2018. Income from operations, excluding the items mentioned above, increased to $88,001 in the first six months of 2019 compared to $71,511 for the same period last year.

Wholesale Accessories Segment:

Net sales generated by the Wholesale Accessories segment accounted for $148,772, or 17.4%, and $125,370, or 16.0%, of total net sales for the Company for the six months ended June 30, 2019 and 2018, respectively. The increase in net sales was primarily due to growth in our private label and Steve Madden branded handbags, as well as the addition of Anne Klein handbags. Gross margin in the Wholesale Accessories segment decreased to 29.5% in the first six months of this year from 31.6% in the same period of 2018. The 2.1% decrease in gross margin resulted from tariffs imposed on accessories and an increase in low-margin private label sales as well as the addition of Anne Klein handbags when compared to 2018. In the six-month period ended June 30, 2019, operating expenses increased to $34,311 compared to $30,734 in the same period of last year. In the six months ended June 30, 2018, operating expenses included a charge of $1,241 related to a warehouse consolidation. Excluding this item, operating expenses in the first six months of 2019 increased, however, operating expenses as a percentage of sales decreased to 23.1% in the first six months of 2019 compared to 23.5% in the same period of 2018. The increase in operating expenses in the six months ended June 30, 2019 primarily resulted from higher warehouse and distribution expenses associated with an increase in sales. Income from operations for the Wholesale Accessories segment for the first six months of 2019 was $9,617 compared to $8,926 for the same period of 2018. Income from operations, excluding the item mentioned above, decreased to $9,617 in the first six months of 2019 compared to $10,167 for the same period last year.

Retail Segment:
In the six months ended June 30, 2019, net sales from the Retail segment accounted for $144,317, or 16.9%, of our total net sales compared to $132,207, or 16.8%, of our total net sales in the same period last year, which represents a $12,110, or 9.2%, increase. The increase in net sales is primarily due to the net addition of 16 stores from the prior year period and a 6.2% increase in comparable stores sales gain. We added 30 stores, which included additional stores from the addition of our joint venture in Israel and closed 14 stores during the twelve months ended June 30, 2019. As a result, we had 224 retail stores as of June 30, 2019 compared to 208 stores as of June 30, 2018. The 224 stores currently in operation include 149 Steve Madden® stores, 66 Steve Madden® outlet stores, 2 Steven® stores, 1 Superga® store and 6 e-commerce websites. In addition, the Company operated 31 concessions in our international markets. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first six months of 2019 and 2018) increased 6.2% when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the six months ended June 30, 2019, gross margin decreased to 59.2% from 60.2% in the same period of 2018 primarily due to inventory liquidation and markdowns in connection with the wind-down of the Company's joint venture relationship in China as well as aggressive liquidation of slow-moving inventory in the Company’s North American retail operations. In the first six months of 2019, operating expenses increased to $96,835, or 67.1% of net sales, compared to $83,584, or 63.2% of net sales, in the comparable period of last year, primarily due to the growth in the Company's e-commerce business and the operation of additional stores. In addition, in the current period, operating expenses included a charge of $2,175 related to early lease terminations. Loss from operations for the Retail segment was $11,399 in the six months ended June 30, 2019 compared to $3,981 in the same period of last year. Loss from operations, excluding the items mentioned above, resulted in a loss from operations of $9,224 in the current period of 2019, compared to $3,981 in the same period last year.

First Cost Segment:
Income from the First Cost segment, which includes net commission income and fees, decreased to $535 for the six months ended June 30, 2019 compared to $1,491 for the comparable period of 2018, primarily due to a charge of $1,409 for provisions for bad debt, net of recovery related to the Payless ShoeSource bankruptcy.

Licensing Segment:
Net licensing income decreased to $3,839 for the six-month period ended June 30, 2019 compared to $4,412 for the comparable period of 2018 primarily due to a decrease in royalties in connection with the licensing of our Betsey Johnson® trademark.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Our primary source of liquidity is cash flows generated from our operations. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements, retail store expansion and remodeling and payment of dividends.
Cash, cash equivalents and short-term investments totaled $248,760 and $266,999 at June 30, 2019 and December 31, 2018, respectively. Of the total cash, cash equivalents and short-term investments at June 30, 2019, $149,781, or approximately 60%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2018, $198,110, or approximately 74%, was held in our foreign subsidiaries.

The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by the Company or Rosenthal at any time with 60 days’ prior written notice. As of June 30, 2019 we had no borrowings against this credit facility.
As of June 30, 2019, we had working capital of $458,584, cash and cash equivalents of $212,664 and investments in marketable securities of $36,096 and we did not have any long-term debt.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $59,761 for the six months ended June 30, 2019 compared to $44,927 in the same period of last year. The primary source of cash was from net income of $71,376 and an increase in accounts payable and accrued expenses of $26,232, partially offset by cash used from the increase in factor accounts receivables of $43,832.
INVESTING ACTIVITIES
($ in thousands)

During the six months ended June 30, 2019, we invested $37,426 in marketable securities and received $69,488 from the maturities and sales of marketable securities. We also made capital expenditures of $6,214, principally for leasehold improvements to office space, systems enhancements, improvements to existing stores and new stores.
FINANCING ACTIVITIES
($ in thousands)
During the six months ended June 30, 2019, net cash used in financing activities was $73,174, which consisted of share repurchases of $51,156, cash dividends paid of $23,987 and distribution of noncontrolling interest earnings of $1,113. These payments were partially offset by an investment in noncontrolling interest of $1,283 and proceeds from the exercise of stock options of $1,799.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of June 30, 2019 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2019	2020-2021	2022-2023	2024 and after
Operating lease obligations	$219,693	$23,422	$84,433	$53,159	$58,679
Purchase obligations	91,099	91,099	—	—	—
Future minimum royalty and advertising payments	34,150	5,355	16,910	11,885	—
Transition tax	17,973	1,563	3,126	4,493	8,791
Total	$362,915	$121,439	$104,469	$69,537	$67,470
At June 30, 2019, we had no open letters of credit for the purchase of inventory.
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

The Company has employment agreements with its Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating approximately $5,553 in the remainder of 2019, $9,378 in 2020, $8,668 in 2021, $7,026 in 2022 and $7,026 in 2023. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits including stock-related compensation.
Transition tax of $17,973 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $1,511 as of June 30, 2019 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
DIVIDENDS

In April 2019, the Board of Directors of the Company declared a quarterly cash dividend of $0.14 per share on the Company’s outstanding shares of common stock. The dividend was paid on June 28, 2019 to stockholders of record as of the close of business on June 18, 2019. The total cash dividends paid for the three months ended June 30, 2019 was $11,945.

In July 2019, the Board of Directors of the Company declared an additional quarterly cash dividend of $0.14 per share on the Company’s outstanding shares of common stock. The dividend will be paid on September 27, 2019 to stockholders of record as of the close of business on September 17, 2019.
Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended June 30, 2019. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and by improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
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
As of June 30, 2019, we held marketable securities valued at $36,096, which consist of certificates of deposit and corporate bonds. The values of these securities may fluctuate as a result of changes in values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
In the first six months of 2019, the Company entered into forward foreign exchange contracts totaling $29,280. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rate to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of June 30, 2019. As of June 30, 2019, a 10% appreciation or depreciation of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $2,754.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except share and per share data)

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended June 30, 2019, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note H to the Condensed Consolidated Financial Statements. During the three months ended June 30, 2019, there were no sales by the Company of unregistered shares of the Company's common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2019 - 4/30/2019	9,415	$33.99	—	$200,000
5/1/2019 - 5/31/2019	568,011	$32.28	565,695	$181,751
6/1/2019 - 6/30/2019	481,270	$31.89	470,333	$166,754
Total	1,058,696	$32.12	1,036,028	$166,754

(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy all or part of the tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation. Included in this table are shares withheld during the second quarter of 2019 in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, in addition to the shares repurchased pursuant to the Share Repurchase Program. Of the total number of shares repurchased by the Company in the second quarter of 2019, 22,668 shares were withheld at an average price per share of $33.36, for an aggregate purchase price of approximately $756, in connection with the settlement of vested restricted stock to satisfy tax withholding requirements.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of Steven Madden, Ltd., as amended †
3.2
Amended & Restated By-Laws of Steven Madden, Ltd., as further amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 filed with the SEC on August 4, 2017)

10.1	Steven Madden, Ltd. 2019 Incentive Compensation Plan, as adopted by the Board of Directors on February 25, 2019 and approved by the stockholders on May 24, 2019 †#
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

†	Filed herewith
#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 6 of this Quarterly Report on Form 10-Q.
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

Dated: August 5, 2019

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer