Form 10-Q
period 2019-09-30
STEVEN MADDEN, LTD.
filed 2019-11-04
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

As of October 31, 2019, there were 84,096,759 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2019	December 31, 2018	September 30, 2018
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167,492	$200,031	$172,537
Accounts receivable, net of allowances of $12,706, $10,849 and $1,380	37,781	25,057	49,260
Factor accounts receivable	297,722	241,395	282,789
Inventories	148,053	137,247	147,491
Marketable securities – available for sale	27,452	66,968	57,896
Prepaid expenses and other current assets	28,586	23,425	24,056
Prepaid taxes	—	9,002	19,910
Total current assets	707,086	703,125	753,939
Note receivable – related party	1,650	1,927	2,018
Property and equipment, net	60,662	64,807	65,472
Operating lease right-of-use asset	162,385	—	—
Deposits and other	2,695	1,967	1,980
Deferred taxes	13,646	9,321	6,381
Goodwill – net	171,412	148,112	148,956
Intangibles – net	162,929	143,311	146,313
Total Assets	$1,282,465	$1,072,570	$1,125,059
LIABILITIES
Current liabilities:
Accounts payable	$90,278	$79,802	$94,636
Accrued expenses	112,385	130,592	113,325
Operating leases - current portion	38,068	—	—
Income taxes payable	952	—	—
Contingent payment liability – current portion	—	3,000	—
Accrued incentive compensation	11,019	11,295	8,569
Total current liabilities	252,702	224,689	216,530
Contingent payment liability	9,770	—	3,000
Deferred rent	—	15,786	15,707
Operating leases - long-term portion	139,704	—	—
Deferred taxes	17,117	4,041	3,602
Other liabilities	12,936	13,372	19,023
Total Liabilities	432,229	257,888	257,862
Commitments, contingencies and other (Note N)
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 245,000 shares authorized, 132,685, 131,991 and 131,875 shares issued, 84,040, 85,715 and 87,407 shares outstanding	6	6	6
Additional paid-in capital	445,077	424,835	418,864
Retained earnings	1,305,276	1,217,521	1,217,200
Accumulated other comprehensive loss	(31,196)	(32,628)	(27,424)
Treasury stock 48,645, 46,276 and 44,468 shares at cost	(880,425)	(803,920)	(748,876)
Total Steven Madden, Ltd. stockholders’ equity	838,738	805,814	859,770
Noncontrolling interest	11,498	8,868	7,427
Total stockholders’ equity	850,236	814,682	867,197
Total Liabilities and Stockholders’ Equity	$1,282,465	$1,072,570	$1,125,059

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$497,308	$458,482	$1,353,222	$1,243,249
Cost of sales	306,277	283,265	839,849	779,525
Gross profit	191,031	175,217	513,373	463,724
Commission and licensing fee income – net	2,157	4,994	6,531	10,897
Operating expenses	125,147	110,007	358,520	326,276
Impairment charges	—	—	4,050	—
Income from operations	68,041	70,204	157,334	148,345
Interest and other income – net	961	872	3,415	2,502
Income before provision for income taxes	69,002	71,076	160,749	150,847
Provision for income taxes (Note J)	15,886	14,757	36,257	32,885
Net income	53,116	56,319	124,492	117,962
Less: net income attributable to noncontrolling interest	653	756	932	1,316
Net income attributable to Steven Madden, Ltd.	$52,463	$55,563	$123,560	$116,646

Basic net income per share	$0.66	$0.68	$1.55	$1.43

Diluted net income per share	$0.63	$0.64	$1.48	$1.35

Basic weighted average common shares outstanding	79,092	81,727	79,854	81,832
Effect of dilutive securities – options/restricted stock	4,014	4,847	3,886	4,441
Diluted weighted average common shares outstanding	83,106	86,574	83,740	86,273

Cash dividends declared per common share	$0.14	$0.13	$0.42	$0.39

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Pre-tax amounts	Tax (expense)	After-tax amounts	Pre-tax amounts	Tax benefit	After-tax amounts
Net income			$53,116			$124,492
Other comprehensive (loss)/income:
Foreign currency translation adjustment	$(1,789)	$—	(1,789)	$1,828	$—	1,828
Gain/(loss) on cash flow hedging derivatives	314	(75)	239	(501)	120	(381)
Unrealized gain on marketable securities	21	—	21	88	—	88
Total other comprehensive (loss)/income	$(1,454)	$(75)	(1,529)	$1,415	$120	1,535

Comprehensive income			51,587			126,027
Less: comprehensive income attributable to noncontrolling interests			871			1,035
Comprehensive income attributable to Steven Madden, Ltd.			$50,716			$124,992

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax (expense)	After-tax amounts
Net income			$56,319			$117,962
Other comprehensive income/(loss):
Foreign currency translation adjustment	$1,585	$—	1,585	$(2,696)	$—	(2,696)
(Loss)/gain on cash flow hedging derivatives	(476)	114	(362)	1,062	(255)	807
Unrealized gain on marketable securities	29	(7)	22	104	(25)	79
Total other comprehensive income/(loss)	$1,138	$107	1,245	$(1,530)	$(280)	(1,810)

Comprehensive income			57,564			116,152
Less: comprehensive income attributable to noncontrolling interests			756			1,316
Comprehensive income attributable to Steven Madden, Ltd.			$56,808			$114,836

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - June 30, 2019	84,821	$6	$438,242	$1,264,631	$(29,449)	47,860	$(855,076)	$9,202	$827,556
Share repurchases	(785)	—	—	—	—	785	(25,349)	—	(25,349)
Exercise of stock options	37	—	807	—	—	—	—	—	807
Issuance of restricted stock, net of forfeitures	(33)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,028	—	—	—	—	—	6,028
Foreign currency translation adjustment	—	—	—	—	(2,007)	—	—	218	(1,789)
Unrealized holding gain on securities	—	—	—	—	21	—	—	—	21
Cash flow hedge (net of tax expense of $75)	—	—	—	—	239	—	—	—	239
Dividends on common stock ($0.14 per share)	—	—	—	(11,818)	—	—	—	—	(11,818)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	1,425	1,425
Net income	—	—	—	52,463	—	—	—	653	53,116
Balance - September 30, 2019	84,040	$6	$445,077	$1,305,276	$(31,196)	48,645	$(880,425)	$11,498	$850,236

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2018	85,715	$6	$424,835	$1,217,521	$(32,628)	46,276	$(803,920)	$8,868	$814,682
Share repurchases	(2,369)	—	—	—	—	2,369	(76,505)	—	(76,505)
Exercise of stock options	117	—	2,606	—	—	—	—	—	2,606
Issuance of restricted stock, net of forfeitures	577	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	17,636	—	—	—	—	—	17,636
Foreign currency translation adjustment	—	—	—	—	1,725	—	—	103	1,828
Unrealized holding gain on securities	—	—	—	—	88	—	—	—	88
Cash flow hedge (net of tax benefit of $120)	—	—	—	—	(381)	—	—	—	(381)
Dividends on common stock ($0.42 per share)	—	—	—	(35,805)	—	—	—	—	(35,805)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,113)	(1,113)
Investment of noncontrolling interest	—	—	—	—	—	—	—	1,283	1,283
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	1,425	1,425
Net income	—	—	—	123,560	—	—	—	932	124,492
Balance - September 30, 2019	84,040	$6	$445,077	$1,305,276	$(31,196)	48,645	$(880,425)	$11,498	$850,236

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid‑in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - June 30, 2018	87,726	$6	$412,073	$1,173,310	$(28,669)	44,052	$(733,098)	$6,671	$830,293
Share repurchases	(416)	—	—	—	—	416	(15,778)	—	(15,778)
Exercise of stock options	79	—	1,686	—	—	—	—	—	1,686
Issuance of restricted stock, net of forfeitures	18	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,105	—	—	—	—	—	5,105
Foreign currency translation adjustment	—	—	—	—	1,585	—	—	—	1,585
Unrealized holding gain on securities (net of tax expense of $7)	—	—	—	—	22	—	—	—	22
Cash flow hedge (net of tax benefit of $114)	—	—	—	—	(362)	—	—	—	(362)
Dividends on common stock ($0.13 per share)	—	—	—	(11,673)	—	—	—	—	(11,673)
Net income	—	—	—	55,563	—	—	—	756	56,319
Balance - September 30, 2018	87,407	$6	$418,864	$1,217,200	$(27,424)	44,468	$(748,876)	$7,427	$867,197

	Common Stock		Additional Paid‑in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2017	88,047	$6	$390,723	$1,135,701	$(25,614)	42,912	$(697,996)	$6,111	$808,931
Share repurchases	(1,556)	—	—	—	—	1,556	(50,880)	—	(50,880)
Exercise of stock options	582	—	12,801	—	—	—	—	—	12,801
Issuance of restricted stock, net of forfeitures	334	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	15,340	—	—	—	—	—	15,340
Foreign currency translation adjustment	—	—	—	—	(2,696)	—	—	—	(2,696)
Unrealized holding gain on securities (net of tax expense of $25)	—	—	—	—	79	—	—	—	79
Cash flow hedge (net of tax expense of $255)	—	—	—	—	807	—	—	—	807
Dividends on common stock ($0.39 per share)	—	—	—	(35,147)	—	—	—	—	(35,147)
Net income	—	—	—	116,646	—	—	—	1,316	117,962
Balance - September 30, 2018	87,407	$6	$418,864	$1,217,200	$(27,424)	44,468	$(748,876)	$7,427	$867,197

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$124,492	$117,962
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	17,636	15,340
Depreciation and amortization	16,187	17,169
Loss on disposal of fixed assets	897	24
Impairment of intangible	4,050	—
Impairment of lease right-of-use asset	1,883	—
Deferred taxes	385	1,960
Accrued interest on note receivable - related party	(29)	(35)
Deferred rent benefit	—	(326)
Realized loss on sale of marketable securities	5	182
Net benefit in connection with the reversal of a contingent liability partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement	(1,868)	—
Recovery, net of provisions for bad debt expense, related to the Payless ShoeSource bankruptcy	(259)	—
Changes, net of acquisitions, in:
Accounts receivable	(8,005)	(9,788)
Factor accounts receivable	(56,327)	(81,353)
Notes receivable - related party	307	307
Inventories	(1,453)	(37,167)
Prepaid expenses, prepaid taxes, deposits and other	3,688	5,234
Accounts payable and accrued expenses	(16,015)	18,816
Accrued incentive compensation	(276)	(1,898)
Lease and other liabilities	(2,140)	39
Net cash provided by operating activities	83,158	46,466

Cash flows from investing activities:
Acquisitions, net of cash acquired	(36,753)	—
Capital expenditures	(9,211)	(8,164)
Purchases of marketable securities	(37,426)	(42,531)
Maturity/sale of marketable securities	77,757	76,373
Net cash (used in)/provided by investing activities	(5,633)	25,678

Cash flows from financing activities:
Proceeds from exercise of stock options	2,606	12,801
Investment of noncontrolling interest	1,283	—
Distribution of noncontrolling interest earnings	(1,113)	—
Payment of contingent liability	—	(7,000)
Common stock purchased for treasury	(76,505)	(50,880)
Cash dividends paid on common stock	(35,805)	(35,147)
Net cash (used in) financing activities	(109,534)	(80,226)
Effect of exchange rate changes on cash and cash equivalents	(530)	(595)
Net (decrease) in cash and cash equivalents	(32,539)	(8,677)
Cash and cash equivalents – beginning of period	200,031	181,214
Cash and cash equivalents – end of period	$167,492	$172,537
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2019
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2019 presentation. The results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2018 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on February 28, 2019.
Note B – Acquisitions
GREATS Brand, Inc.
On August 9, 2019, the Company acquired 90% of the outstanding common stock of GREATS Brand, Inc., owner of GREATS, a pioneering digitally native sneaker brand, for an initial payment of $12,829 and a future contingent payment of $5,000 based on the GREATS brand achieving certain EBIT targets. In connection therewith, the Company recorded a non-current liability of $5,000 as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. The amount of future payments will be determined by GREATS' future performance with no minimum future payment. After the effect of closing adjustments, the purchase price was $17,539, net of cash acquired of approximately $290. The acquisition was funded by cash on hand and adds a new footwear brand with significant growth potential to the Company.
The results of the GREATS brand have been included in the consolidated financial statements since the date of acquisition within the U.S. location of the Retail segment.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2019
($ in thousands except share and per share data)

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the August 9, 2019 acquisition date:

Cash	$290
Accounts receivable	41
Inventory	1,469
Prepaid and other assets	4,553
Fixed assets	200
Trademark (1)	13,590
Customer relationships (2)	1,140
Accounts payable	(1,964)
Accrued expenses	(1,168)
Deferred tax liabilities long-term	(3,541)
Noncontrolling interest	(1,425)
Total fair value excluding goodwill	13,185
Goodwill	4,644
Net assets acquired	$17,829

(1) Trademark is indefinitely lived.
(2) Customer relationships will be amortized over 20 years.

B.B. Dakota, Inc.
On August 12, 2019, the Company acquired 100% of the outstanding common stock of B.B Dakota, Inc., owner of BB Dakota, a contemporary women's apparel company, for an initial payment of $24,568 and a future contingent payment on the BB Dakota brand achieving certain EBITDA targets. In connection therewith, the Company recorded a non-current liability of $4,770 as of the date of acquisition to reflect estimated fair value of the contingent purchase price. The amount of future payments will be determined by BB Dakota's future performance with no minimum future payment. After the effect of closing adjustments, the purchase price was $28,985, net of cash acquired of approximately $353. The acquisition was funded by cash on hand and adds a new apparel brand with significant growth potential to the Company.
The results of the BB Dakota brand have been included in the consolidated financial statements since the date of acquisition within the U.S. location of the Wholesale Accessories/Apparel segment.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2019
($ in thousands except share and per share data)

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the August 12, 2019 acquisition date:

Cash	$353
Accounts receivable	4,419
Inventory	7,885
Prepaid and other assets	855
Fixed assets	382
Trademark (1)	9,670
Customer relationships (2)	2,530
Accounts payable	(2,885)
Accrued expenses	(2,893)
Deferred tax liabilities long-term	(2,933)
Total fair value excluding goodwill	17,383
Goodwill	11,955
Net assets acquired	$29,338

(1) Trademark is indefinitely lived.
(2) Customer relationships will be amortized over 10 years.

The acquisitions were accounted for in accordance with FASB Topic ASC 805 ("Business Combinations"), which requires that the total cost of an acquisition be allocated to tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The Company recorded goodwill for both acquisitions based on the amount by which the purchase price exceeded the fair value of the net assets acquired, which consists largely of the synergies expected from the acquisitions.

Preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revision, which may result in adjustments to the preliminary values discussed above.

SM Distribution (China) Co., Ltd.

In September 2019, the Company formed a joint venture with Channelink LLP through its subsidiary, SM Distribution (China) Co., Ltd. The Company is 51% interest holder in SM Distribution (China) Co., Ltd. and controls all of the significant participating rights of the joint venture. As the Company controls all of the significant participating rights of the joint venture and is the majority interest holder in SM Distribution (China) Co., Ltd., the assets, liabilities and results of operations of the joint venture are consolidated and included in the Company’s consolidated financial statements. The other member's interest is reflected in “Net income attributable to noncontrolling interest” in the Condensed Consolidated Statements of Income and “Noncontrolling interest” in the Condensed Consolidated Balance Sheets.
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
September 30, 2019
($ in thousands except share and per share data)

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

Note D – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement can be terminated by the Company or Rosenthal at any time upon 60 days' prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of September 30, 2019 and 2018, no borrowings were outstanding under the credit facility. As of September 30, 2019 there were no open letters of credit and as of September 30, 2018 there were open letters of credit of $812. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations.
Note E – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to four years at the time of purchase. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income/(loss). Amortization of premiums and discounts is included in interest income. These securities are classified as current and non-current marketable securities based upon their maturities. As of September 30, 2019, all bonds previously held by the Company reached maturity. For the three and nine months ended September 30, 2019 and 2018, the amortization of bond premiums totaled $0 and $218 compared to $175 and $557, respectively. The value of these securities may fluctuate as a result of changes in market interest rates and credit risk. The schedule of maturities at September 30, 2019 and December 31, 2018 is as follows:

	Maturities as of September 30, 2019		Maturities as of December 31, 2018
	1 Year or Less	1 to 4 Years	1 Year or Less	1 to 4 Years
Corporate bonds	$—	$—	$24,617	$—
Certificates of deposit	27,452	—	42,351	—
Total	$27,452	$—	$66,968	$—

For the three and nine months ended September 30, 2019, losses of $0 and $5 were reclassified from accumulated other comprehensive income and recognized in the Condensed Consolidated Statements of Income in interest and other income compared to losses of $0 and $182 for the comparable periods in 2018. As of September 30, 2019, there were no unrealized gains or losses, as all bonds previously held by the Company reached maturity. For the comparable period in 2018, current marketable securities included unrealized losses of $113 and no non-current marketable securities were held by the Company.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2019
($ in thousands except share and per share data)

Note F – Fair Value Measurement
The accounting guidance under Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.
The Company’s financial assets and liabilities subject to fair value measurements as of September 30, 2019 and December 31, 2018 are as follows:

		September 30, 2019
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$56,133	$56,133	$—	$—
Current marketable securities – available for sale	27,452	27,452	—	—
Forward contracts	186	—	186	—
Total assets	$83,771	$83,585	$186	$—
Liabilities:
Contingent consideration	$9,770	$—	$—	$9,770
Total liabilities	$9,770	$—	$—	$9,770

		December 31, 2018
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$77,050	$77,050	$—	$—
Current marketable securities – available for sale	66,968	66,968	—	—
Forward contracts	707	—	707	—
Total assets	$144,725	$144,018	$707	$—
Liabilities:
Contingent consideration	$3,000	$—	$—	$3,000
Total liabilities	$3,000	$—	$—	$3,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2019
($ in thousands except share and per share data)

Our level 3 balance consists of contingent consideration related to acquisitions. The changes in our level 3 liabilities for the periods ended September 30, 2019 and December 31, 2018 are as follows:

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at September 30,
2019
Liabilities:
Contingent consideration	$3,000	—	9,770	(3,000)	$9,770

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at December 31,
2018
Liabilities:
Contingent consideration	$10,000	(7,000)	—	—	3,000

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows (see Note M - Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

The Company recorded a $5,000 liability for potential contingent consideration in connection with the August 9, 2019 acquisition of GREATS Brand, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of GREATS Brand, Inc., earn-out payments are based on EBIT performance. The fair value of the contingent payments was estimated based on management’s projections of the financial results of GREATS Brand, Inc. during the earn-out period.

The Company recorded a $4,770 liability for potential contingent consideration in connection with the August 12, 2019 acquisition of B.B. Dakota, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of B.B. Dakota, Inc., earn-out payments are based on EBITDA performance. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of B.B. Dakota, Inc. during the earn-out period.

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
September 30, 2019
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

The Company leases office space, sample production space, warehouses, showrooms, storage and retail stores under operating leases. The Company’s portfolio of leases is primarily related to real estate and since most of our leases do not provide a readily determinable implicit rate, the Company estimated its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Lease Position
The table below presents the lease-related assets and liabilities recorded on the balance sheet as of September 30, 2019:

	Classification on the Balance Sheet	September 30, 2019
Assets
Noncurrent (1)	Operating lease right-of-use asset	$162,385

Liabilities
Current	Operating leases - current portion	$38,068
Noncurrent	Operating leases - long-term portion	139,704
Total operating lease liabilities		$177,772

Weighted-average remaining lease term		5.7 years
Weighted-average discount rate(2)		4.4%
(1) During the third quarter of 2019, the Company recorded a pre-tax charge related to the right-of-use asset of $1,883.
(2) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Lease Costs
 The table below presents certain information related to lease costs for leases during the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$12,259	$35,160
Short-term lease cost	163	179
Less: sublease income	245	522
Total lease cost	$12,177	$34,817

Other Information
The table below presents supplemental cash flow information related to leases as of the nine months ended September 30, 2019:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$35,251

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2019
($ in thousands except share and per share data)

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the balance sheet as of September 30, 2019:

Operating Leases
2019 (remaining three months)	$11,709
2020	44,731
2021	38,305
2022	29,800
2023	21,407
Thereafter	55,583
Total minimum lease payments	201,535
Less: interest	23,763
Present value of lease liabilities	$177,772

Note H – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. Most recently, on April 24, 2019, the Board of Directors approved the extension of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which includes the amount remaining under the prior authorization. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the nine months ended September 30, 2019, an aggregate of 2,268,419 shares of the Company's common stock were repurchased under the Share Repurchase Program, at a weighted average price per share of $32.27, for an aggregate purchase price of approximately $73,202, which includes the amount remaining under the prior authorization. As of September 30, 2019, approximately $141,759 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. 2019 Incentive Compensation Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation. During the nine months ended September 30, 2019, an aggregate of 100,525 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, at an average price per share of $32.86, for an aggregate purchase price of approximately $3,303.

Note I – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 5,401,000 shares for the period ended September 30, 2019, compared to 5,880,000 shares for the period ended September 30, 2018. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three and nine months ended September 30, 2019, options to purchase approximately 53,000 and 54,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2019
($ in thousands except share and per share data)

shares of common stock, respectively, have been excluded from the calculation of diluted net income per share as compared to approximately 0 and 102,000 shares that were excluded for the three and nine months ended September 30, 2018, as the result would have been anti-dilutive. For the three and nine months ended September 30, 2019 and 2018, all unvested restricted stock awards were dilutive.

Note J – Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2019 and 2018, respectively, is based on the estimated annual effective tax rate, net of any discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income before provision for income taxes	$69,002	$71,076	$160,749	$150,847
Provision for income taxes	$15,886	$14,757	$36,257	$32,885
Effective tax rate	23.0%	20.8%	22.6%	21.8%

The primary change between the Company’s effective tax rates for the three months ended September 30, 2019 compared to 2018 is due to a reversal of the GILTI tax impact in the prior-year period. The primary change between the Company’s effective tax rate for the nine months ended September 30, 2019 compared to 2018 is due to a decrease in the amount of stock compensation tax benefit taken in 2019 and a partially offsetting decrease in the state taxes incurred.

The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial statements for all periods presented. The unrecognized tax benefits have not materially changed for the nine months ended September 30, 2019.

The Company files income tax returns in the U.S., for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2016 through 2018 remain open to examination by most taxing authorities.

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

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled	(453,425)
Common stock available for grant of stock-based awards as of September 30, 2019	10,546,575

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2019
($ in thousands except share and per share data)

Total equity-based compensation for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock	$4,695	$3,937	$14,250	$12,075
Stock options	1,333	1,168	3,386	3,265
Total	$6,028	$5,105	$17,636	$15,340

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds from stock options exercised	$807	$1,686	$2,606	$12,801
Intrinsic value of stock options exercised	$453	$1,258	$1,295	$6,737

During the three and nine months ended September 30, 2019, options to purchase approximately 100,300 shares of common stock with a weighted average exercise price of $28.83 and options to purchase approximately 581,062 shares of common stock with a weighted average exercise price of $27.88 vested, respectively. During the three and nine months ended September 30, 2018, options to purchase approximately 132,304 shares of common stock with a weighted average exercise price of $30.25 and options to purchase approximately 698,732 shares of common stock with a weighted average exercise price of $25.68 vested, respectively. As of September 30, 2019, there were unvested options relating to 1,329,475 shares of common stock outstanding with a total of $6,779 of unrecognized compensation cost and an average vesting period of 1.9 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the nine months ended September 30, 2019 and 2018:

	2019	2018
Volatility	32.0% to 39.6%	25.1% to 27.2%
Risk free interest rate	1.7% to 2.5%	2.1% to 2.7%
Expected life in years	1.0 to 5.0	3.4 to 4.9
Dividend yield	1.7%	1.7%
Weighted average fair value	$5.12	$6.52

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2019
($ in thousands except share and per share data)

Activity relating to stock options granted under the Company’s plans and outside the plans during the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	2,815,000	$26.03
Granted	260,000	30.46
Exercised	(117,000)	22.61
Outstanding at September 30, 2019	2,958,000	$26.55	4.5 years	$27,323
Exercisable at September 30, 2019	1,629,000	$26.39	3.6 years	$15,310

Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2019 and 2018:

	2019		2018
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	5,135,000	$18.42	5,874,000	$17.37
Granted	629,000	32.57	405,000	31.47
Vested	(311,000)	26.36	(328,000)	23.79
Forfeited	(52,000)	28.90	(71,000)	25.61
Outstanding at September 30,	5,401,000	$19.49	5,880,000	$17.84

As of September 30, 2019, the Company had $58,431 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average of 4.1 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

On March 25, 2019, pursuant to an amendment of the employment agreement between the Company and its Creative and Design Chief, Steven Madden, which effected the extension of the term of the agreement for three years through December 31, 2026, Mr. Madden was granted 200,000 restricted shares of the Company's common stock. The restricted stock award will vest in three nearly equal annual installments commencing on December 31, 2024. On August 19, 2019, pursuant to his employment agreement with the Company, Mr. Madden was granted an option to purchase 225,000 shares of the Company's common stock at an exercise price of $30.14 per share, which option will vest in four equal installments commencing on November 19, 2019 and ending on June 30, 2020. As of September 30, 2019, Mr. Madden has unvested options to purchase 900,000 shares of the Company's common stock and 4,134,238 restricted shares of the Company's common stock.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2019
($ in thousands except share and per share data)

Note L – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of September 30, 2019:

	Wholesale			Net Carrying Amount
	Footwear	Accessories/ Apparel	Retail
Balance at January 1, 2019	$84,551	$49,324	$14,237	$148,112
Acquisitions	—	11,955	4,644	16,599
Translation and other	6,687	—	14	6,701
Balance at September 30, 2019	$91,238	$61,279	$18,895	$171,412
The following table details identifiable intangible assets as of September 30, 2019:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2) (3)	Net Carrying Amount
Trade names	6–10 years	$9,220	$8,592	$—	$628
Customer relationships	10–20 years	50,689	30,350	—	20,339
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,440	—	—
Re-acquired right	2 years	4,200	4,200	—	—
Other	3 years	14	14	—	—
		72,163	51,196	—	20,967
Re-acquired right	indefinite	35,200	8,736	—	26,464
Trademarks	indefinite	123,593	—	8,095	115,498
		$230,956	$59,932	$8,095	$162,929

(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar. Includes acceleration of accumulated amortization of the trade names of $1,132, related to the termination of the Kate Spade license agreement, which will occur by the end of the current fiscal year.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2019
($ in thousands except share and per share data)

The amortization of intangible assets amounted to $1,333 and $4,000 for the three and nine months ended September 30, 2019, respectively, compared to $1,539 and $4,170 for the three and nine months ended September 30, 2018 and is included in operating expenses in the Company's Condensed Consolidated Statements of Income. The estimated future amortization expense of purchased intangibles as of September 30, 2019 is as follows:

2019 (remaining three months)	$1,202
2020	2,904
2021	2,229
2022	1,796
2023	1,796
Thereafter	11,040
$20,967

Note M – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of September 30, 2019, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in other assets, is $186. As of September 30, 2019, $225 of gains related to cash flow hedges are recorded in accumulated other comprehensive income, before tax, and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of September 30, 2018, $275 of gains related to cash flow hedges were recorded in accumulated other comprehensive income, before tax. As of September 30, 2019, the Company's hedging activities were considered effective and, thus, no ineffectiveness from hedging activities was recognized in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2019, losses of $0 and $8 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales, as compared to losses of $13 and $39 for the three and nine months ended September 30, 2018.

Note N – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to the Company’s license agreements. The Company sources, distributes, advertises and sells pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of sales, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels are achieved. As of September 30, 2019 the Company had future minimum royalty and advertising payments of $31,228.
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
September 30, 2019
($ in thousands except share and per share data)

Note O – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories/Apparel, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and internationally (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories/Apparel segment, which includes branded and private label handbags, apparel, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and internationally, from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories/Apparel segments, through our International business, derive revenue from certain territories within Asia, Europe, North America (excluding the United States) and Africa and, under special distribution arrangements, in various other territories within Australia, the Middle East, India, South and Central America and New Zealand and pursuant to a partnership agreement in Singapore. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada and Mexico, our joint ventures in South Africa, China, Taiwan and Israel and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, fragrance and men’s leather accessories. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, umbrellas and household goods. The Licensing segment also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2019
($ in thousands except share and per share data)

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2019
Net sales to external customers	$315,899	$105,661	$421,560	$75,748	$—	$—	$497,308
Gross profit	111,655	31,459	143,114	47,917	—	—	191,031
Commissions and licensing fees – net	—	—	—	—	635	1,522	2,157
Income/(loss) from operations	58,065	10,869	68,934	(3,050)	635	1,522	68,041
Segment assets	$869,117	$122,995	992,112	271,288	11,364	7,701	1,282,465
Capital expenditures			$2,251	$746	$—	$—	$2,997
September 30, 2018
Net sales to external customers	$297,266	$91,278	$388,544	$69,938	$—	$—	$458,482
Gross profit	103,380	29,806	133,186	42,031	—	—	175,217
Commissions and licensing fees – net	—	—	—	—	2,390	2,604	4,994
Income/(loss) from operations	53,286	14,001	67,287	(2,077)	2,390	2,604	70,204
Segment assets	$777,027	$204,165	981,192	122,635	21,232	—	1,125,059
Capital expenditures			$1,899	$1,014	$—	$—	$2,913

As of and for the nine months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2019
Net sales to external customers	$878,725	$254,432	$1,133,157	$220,065	$—	$—	$1,353,222
Gross profit	304,635	75,386	380,021	133,352	—	—	513,373
Commissions and licensing fees – net	—	—	—	—	1,170	5,361	6,531
Income/(loss) from operations	144,766	20,487	165,253	(14,450)	1,170	5,361	157,334
Segment assets	$869,117	$122,995	992,112	271,288	11,364	7,701	1,282,465
Capital expenditures			$5,216	$3,995	$—	$—	$9,211
September 30, 2018
Net sales to external customers	$824,456	$216,648	$1,041,104	$202,145	$—	$—	$1,243,249
Gross profit	272,624	69,466	342,090	121,634	—	—	463,724
Commissions and licensing fees – net	—	—	—	—	3,881	7,016	10,897
Income/(loss) from operations	120,579	22,927	143,506	(6,058)	3,881	7,016	148,345
Segment assets	$777,027	$204,165	981,192	122,635	21,232	—	1,125,059
Capital expenditures			$4,671	$3,493	$—	$—	$8,164

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2019
($ in thousands except share and per share data)

Revenues by geographic area for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Domestic (a)	$428,554	$393,316	$1,192,178	$1,091,182
International	68,754	65,166	161,044	152,067
Total	$497,308	$458,482	$1,353,222	$1,243,249
(a) Includes revenues of $85,298 and $259,404 for the three and nine months ended September 30, 2019, respectively, and $69,079 and $259,762 for the comparable periods in 2018 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our international business.

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
September 30, 2019
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the three and nine month periods ended September 30, 2019 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
All references in this Quarterly Report to "we," "our," "us" and the "Company" refer to Steven Madden, Ltd. and its subsidiaries unless the context indicates otherwise.
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

Overview:
($ in thousands, except earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell brand and private label fashion handbags, apparel and accessories. We market and sell our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers, and catalog retailers throughout the United States, Canada, Mexico, Italy and certain other European nations and Tunisia. In addition, our products are marketed through our retail stores and our e-commerce websites within the United States, Canada and Mexico, our joint ventures in South Africa, China, Taiwan and Israel, and under special distribution arrangements in Asia, certain European nations, Australia, India, the Middle East, South and Central America and New Zealand and pursuant to a partnership agreement in Singapore. Our product line includes a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

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

The table below reconciles these metrics to net income as presented in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
($ in thousands)
Net Income	$53,116	$56,319	$124,492	$117,962
Add back:
Provision for income taxes	15,886	14,757	36,257	32,885
Provision for legal charges	—	—	—	2,837
Provision for early lease termination charges and impairment of lease right-of-use asset	3,131	—	5,423	1,241
Acquisition costs	1,078	—	1,078	—
Provisions for bad debt expense, net of recovery related to the Payless ShoeSource bankruptcy (in First Cost segment)	—	—	1,409	—
Recovery related to the Payless ShoeSource bankruptcy (in Wholesale Footwear segment)	—	—	(1,668)	—
Schwartz & Benjamin acquisition integration charges and related restructuring	—	406	—	1,787
Net benefit in connection with the reversal of a contingent liability partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement	—	—	(1,868)	—
Impairment of the Brian Atwood trademark	—	—	4,050	—
Divisional headquarters relocation expenses	—	—	669	—
Deduct:
Interest and other income – net*	961	872	3,415	2,502
Adjusted EBIT	72,250	70,610	166,427	154,210
Add back:
Depreciation and amortization	5,424	5,479	15,969	16,206
Loss on disposal of fixed assets	160	38	897	24
Adjusted EBITDA	$77,834	$76,127	$183,293	$170,440
(*) Includes realized (losses)/gains on marketable securities and foreign exchange (losses)/gains.

Executive Summary

Net sales for the quarter ended September 30, 2019 increased 8.5% to $497,308 from $458,482 in the same period of last year. Net income attributable to Steven Madden, Ltd. decreased 5.6% to $52,463 in the third quarter of 2019 compared to $55,563 in the same period of last year. The effective tax rate for the third quarter of 2019 increased to 23.0% compared to 20.8% in the third quarter of last year primarily due to a reversal of the GILTI tax impact in the prior-year period. Diluted earnings per share decreased to $0.63 per share on 83,106 diluted weighted average shares outstanding compared to $0.64 per share on 86,574 diluted weighted average shares outstanding in the third quarter of last year.
Our inventory turnover (calculated on a trailing twelve-month average) for the quarters ended September 30, 2019 and 2018 was 8.0 times and 8.3 times, respectively. Our total company accounts receivable average collection remained consistent with the prior year at 63 days in the third quarter of 2019. As of September 30, 2019, we had $194,944 in cash, cash equivalents and marketable securities, no long-term debt and total stockholders’ equity of $850,236. Working capital decreased to $454,384 as of September 30, 2019, compared to $537,409 on September 30, 2018. The decrease in working capital was primarily the result of the addition of current operating lease liabilities of $38,068 in accordance with the Company’s adoption of ASU 2016-02, “Leases” and the cash used for the Company's acquisitions, net of cash acquired of $36,753.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended September 30,
($ in thousands)

	2019		2018
CONSOLIDATED:
Net sales	$497,308	100.0%	$458,482	100.0%
Cost of sales	306,277	61.6%	283,265	61.8%
Gross profit	191,031	38.4%	175,217	38.2%
Commission and licensing fee income – net of expenses	2,157	0.4%	4,994	1.1%
Operating expenses	125,147	25.2%	110,007	24.0%
Income from operations	68,041	13.7%	70,204	15.3%
Interest and other income – net	961	0.2%	872	0.2%
Income before income taxes	69,002	13.9%	71,076	15.5%
Net income attributable to Steven Madden, Ltd.	$52,463	10.5%	$55,563	12.1%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$315,899	100.0%	$297,266	100.0%
Cost of sales	204,244	64.7%	193,886	65.2%
Gross profit	111,655	35.3%	103,380	34.8%
Operating expenses	53,590	17.0%	50,094	16.9%
Income from operations	$58,065	18.4%	$53,286	17.9%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Net sales	$105,661	100.0%	$91,278	100.0%
Cost of sales	74,202	70.2%	61,472	67.3%
Gross profit	31,459	29.8%	29,806	32.7%
Operating expenses	20,590	19.5%	15,805	17.3%
Income from operations	$10,869	10.3%	$14,001	15.3%

RETAIL SEGMENT:
Net sales	$75,748	100.0%	$69,938	100.0%
Cost of sales	27,831	36.7%	27,907	39.9%
Gross profit	47,917	63.3%	42,031	60.1%
Operating expenses	50,967	67.3%	44,108	63.1%
(Loss) from operations	$(3,050)	(4.0)%	$(2,077)	(3.0)%
Number of stores	227		210

FIRST COST SEGMENT:
Other commission income - net of expenses	$635	100.0%	$2,390	100.0%

LICENSING SEGMENT:
Licensing income - net of expenses	$1,522	100.0%	$2,604	100.0%

Selected Financial Information
Nine Months Ended September 30,
($ in thousands)

	2019		2018
CONSOLIDATED:
Net sales	$1,353,222	100.0%	$1,243,249	100.0%
Cost of sales	839,849	62.1%	779,525	62.7%
Gross profit	513,373	37.9%	463,724	37.3%
Commission and licensing fee income – net of expenses	6,531	0.5%	10,897	0.9%
Operating expenses	358,520	26.5%	326,276	26.2%
Impairment charges	4,050	0.3%	—	—%
Income from operations	157,334	11.6%	148,345	11.9%
Interest and other income – net	3,415	0.3%	2,502	0.2%
Income before income taxes	160,749	11.9%	150,847	12.1%
Net income attributable to Steven Madden, Ltd.	$123,560	9.1%	$116,646	9.4%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$878,725	100.0%	$824,456	100.0%
Cost of sales	574,090	65.3%	551,832	66.9%
Gross profit	304,635	34.7%	272,624	33.1%
Operating expenses	155,819	17.7%	152,045	18.4%
Impairment charges	4,050	0.5%	—	—%
Income from operations	$144,766	16.5%	$120,579	14.6%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Net sales	$254,432	100.0%	$216,648	100.0%
Cost of sales	179,046	70.4%	147,182	67.9%
Gross profit	75,386	29.6%	69,466	32.1%
Operating expenses	54,899	21.6%	46,539	21.5%
Income from operations	$20,487	8.1%	$22,927	10.6%

RETAIL SEGMENT:
Net sales	$220,065	100.0%	$202,145	100.0%
Cost of sales	86,713	39.4%	80,511	39.8%
Gross profit	133,352	60.6%	121,634	60.2%
Operating expenses	147,802	67.2%	127,692	63.2%
(Loss) from operations	$(14,450)	(6.6)%	$(6,058)	(3.0)%
Number of stores	227		210

FIRST COST SEGMENT:
Other commission income - net of expenses	$1,170	100.0%	$3,881	100.0%

LICENSING SEGMENT:
Licensing income - net of expenses	$5,361	100.0%	$7,016	100.0%

In February 2018, the Board of Directors of the Company approved the initiation of the Company's quarterly cash dividend. The quarterly cash dividend of $0.14 per share on the Company's outstanding shares of common stock was approved on July 29, 2019 and paid on September 27, 2019, to stockholders of record as of the close of business on September 17, 2019. The aggregate cash dividends paid for the quarter ended September 30, 2019 was $11,818. The aggregate cash dividends paid for the nine months ended September 30, 2019 was $35,805.

In October 2019, the Board of Directors of the Company declared an increase to the quarterly cash dividend to $0.15 per share on the Company’s outstanding shares of common stock. The dividend will be paid on December 27, 2019 to stockholders of record as of the close of business on December 16, 2019.

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Consolidated:
Net sales for the three months ended September 30, 2019 increased 8.5% to $497,308 compared to $458,482 in the same period of last year, with growth in the Wholesale Footwear, Wholesale Accessories/Apparel and Retail segments. Gross margin increased to 38.4% from 38.2% in the prior year period. The increase of 20 basis points in gross margin in the current period was driven by increases in gross margin primarily in our Retail and Wholesale Footwear segments, as well as higher margins in our BB Dakota and GREATS acquisitions. Operating expenses increased in the third quarter of this year to $125,147 from $110,007 in the third quarter of last year. In the third quarter of 2019 and 2018 operating expenses included charges of $4,209 and $406, respectively. (See "Non-GAAP Financial Measures" above for a description of the charges.) Excluding these items, operating expenses as a percentage of sales were 24.3% for the third quarter of 2019 compared to 23.9% in the third quarter of 2018. Excluding these items, the increase in operating expenses primarily comprised (i) higher payroll and related expenses, (ii) higher advertising and promotions, and (iii) higher warehouse and distribution expenses, as well as expenses related in the addition of BB Dakota and GREATS. Commission and licensing fee income for the third quarter of 2019 decreased to $2,157 compared to $4,994 in the third quarter of 2018. The effective tax rate for the third quarter of 2019 increased to 23.0% compared to 20.8% in the third quarter of last year. The increase in effective tax rate is primarily due to a decrease in the amount of stock compensation benefit taken in 2019, an increase in 2019 pre-tax income in jurisdictions with higher tax rates, and a partially offsetting decrease in the state taxes incurred. Net income attributable to Steven Madden, Ltd. for the third quarter of 2019 decreased to $52,463 compared to net income for the third quarter of 2018 of $55,563. Net income attributable to Steven Madden, Ltd. for the third quarter of 2019 and 2018 included after-tax charges of $3,536 and $304, respectively. In 2019, these charges included a (i) $2,345 after-tax expense related to early lease termination charges and impairment of lease right-of-use assets, (ii) $808 after-tax expense in connection with the acquisitions of GREATS and BB Dakota brands, and (iii) $383 after-tax expense in connection with deferred tax adjustments and in 2018, the charge included a $304 after-tax expense in connection with the integration of the Schwartz & Benjamin acquisition and the related restructuring. Excluding these charges, net income attributable to Steven Madden, Ltd. for the third quarter of 2019 and 2018 was $55,999 and $55,867, respectively.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $315,899, or 63.5%, and $297,266, or 64.8%, of our total net sales for the third quarter of 2019 and 2018, respectively. The increase in net sales in the current period is primarily related to gains in the Steve Madden Women's, Blondo, and the private label businesses. Gross margin in the Wholesale Footwear segment was 35.3% for the third quarter of 2019 compared to 34.8% for the third quarter of 2018. Gross margin increased 50 basis points primarily resulting from reduced promotional activity in current period. Operating expenses increased to $53,590 in the third quarter of 2019 from $50,094 in the same period of last year. In the third quarter of 2018, operating expenses included a charge of $406 related to the integration of the Schwartz & Benjamin acquisition and related restructuring. Excluding this item, operating expenses increased to 17.0% in the third quarter of 2019 compared to 16.7% in the same period of 2018. The increase in operating expenses primarily resulted from higher payroll and related expenses. Income from operations increased to $58,065 in the third quarter of 2019, compared to $53,286 for the comparable period in 2018. Income from operations, excluding the item mentioned above, increased to $58,065 in the third quarter of 2019 compared to $53,692 for the same period last year.

Wholesale Accessories/Apparel Segment:

Net sales generated by the Wholesale Accessories/Apparel segment accounted for $105,661, or 21.2%, and $91,278, or 19.9%, of total net sales for the Company in the third quarter of 2019 and 2018, respectively. The increase in net sales was primarily due to growth in our Steve Madden branded handbags, as well as the addition of BB Dakota apparel business. Gross margin in the Wholesale Accessories/Apparel segment decreased to 29.8% in the third quarter of this year from 32.7% in the same period in

2018, primarily resulting from tariffs imposed on accessories. In the third quarter of 2019, operating expenses increased to $20,590 compared to $15,805 in the same period of last year. In the third quarter of 2019, operating expenses included a charge of $493 related to costs in the acquisition of the BB Dakota apparel brand. Excluding this item, operating expenses as a percentage of sales increased to 19.0% in the third quarter of 2019 compared to 17.3% in the same period of 2018. The increase in operating expenses in the third quarter of 2019 primarily resulted from higher payroll related expenses associated with the increase in sales, as well as the addition of BB Dakota apparel, and higher warehouse and distribution expenses, based on higher sales volume. Income from operations for the Wholesale Accessories/Apparel segment for the third quarter of 2019 was $10,869 compared to $14,001 for the same period of 2018. Income from operations, excluding the item mentioned above, decreased to $11,362 in the third quarter of 2019 compared to $14,001 for the same period last year.

Retail Segment:
In the third quarter of 2019, net sales from the Retail segment accounted for $75,748, or 15.2%, of our total net sales compared to $69,938, or 15.3%, of our total net sales in the same period last year, which represents a $5,810, or 8.3%, increase. The increase in net sales is primarily due to a 5.1% increase in comparable stores sales gain, and the net addition of 17 stores from the prior year period. We added 33 stores, which included additional stores from the addition of our joint venture in Israel and acquisition of GREATS and BB Dakota brands and closed 16 stores during the twelve months ended September 30, 2019. As a result, we had 227 retail stores as of September 30, 2019 compared to 210 stores as of September 30, 2018. The 227 stores currently in operation include 148 Steve Madden® stores, 67 Steve Madden® outlet stores, 2 Steven® stores, 1 Superga® store, 1 GREATS® store, and 8 e-commerce websites. In addition, the Company operated 32 concessions in our international markets. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the third quarter of 2019 and 2018) increased 5.1% when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the third quarter of 2019, gross margin increased to 63.3% from 60.1% in the same period of 2018 primarily due to reduced promotional activity when compared to the same period last year. In the third quarter of 2019, operating expenses increased to $50,967, or 67.3% of net sales, compared to $44,108, or 63.1% of net sales, in the third quarter of last year. In the current period, operating expenses included a charges of $3,716 related to early lease terminations and impairment of lease right-of-use asset of $3,131 and $585 of costs related to the acquisition of the GREATS brand. Excluding these charges, operating expenses increased to $47,251in the current period compared to $44,108 in the prior year period, due to growth in the Company's e-commerce business and the operation of additional stores, along with the addition of the GREATS brand. Loss from operations for the Retail segment was $3,050 in the third quarter of this year compared to a loss from operations $2,077 in the same period of last year. Loss from operations, excluding the items mentioned above, resulted in income from operations of $666 in the current period of 2019, compared to loss from operations of $2,077 in the same period last year.

First Cost Segment:
Income from the First Cost segment, which includes net commission income and fees, decreased to $635 for the third quarter of 2019 compared to $2,390 for the comparable period of 2018. The decrease is primarily related to the Payless ShoeSource bankruptcy that occurred in 2019.

Licensing Segment:
Net licensing income decreased to $1,522 for the third quarter of 2019 compared to $2,604 for the comparable period of 2018 primarily due to a decrease in royalties in connection with the Payless ShoeSource bankruptcy.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Consolidated:

Net sales for the nine months ended September 30, 2019 increased 8.8% to $1,353,222 compared to $1,243,249 in the same period of last year, with growth in the Wholesale Footwear, Wholesale Accessories/Apparel and Retail segments. Gross margin increased to 37.9% from 37.3% in the prior year period. The increase of 60 basis points in gross margin in the current period was driven by gross margin improvements primarily in our Wholesale Footwear and Retail segments. Operating expenses increased in the nine months ended September 30, 2019 to $358,520 from $326,276 in the comparable period of 2018. In the first nine months of 2019 and 2018 operating expenses included charges of $3,635 and $5,865, respectively. (See "Non-GAAP Financial Measures" above for a description of the charges.) Excluding these items, operating expenses as a percentage of sales increased to 26.2% for the first nine months of 2019 compared to 25.8% in the first nine months of 2018. Excluding these items, the increase in operating expenses primarily comprised (i) higher payroll and related expenses, (ii) higher warehouse and distribution expenses, and (iii)

higher advertising and promotions. Commission and licensing fee income for the nine months ended September 30, 2019 decreased to $6,531 compared to $10,897 in the comparable period of 2018, resulting primarily from the provision for bad debt expenses, net of recovery, associated with the Payless ShoeSource bankruptcy. (See "Non-GAAP Financial Measures" above.) The effective tax rate for the first nine months of 2019 increased to 22.6% compared to 21.8% in the same period of last year. The increase in effective tax rate is primarily due to a decrease in the amount of stock compensation benefit taken in 2019, an increase in 2019 pre-tax income in jurisdictions with higher tax rates, and a partially offsetting decrease in the state taxes incurred. Net income attributable to Steven Madden, Ltd. for the nine months ended September 30, 2019 increased to $123,560 compared to net income for the nine months ended September 30, 2018 of $116,646. Net income attributable to Steven Madden, Ltd. for the first nine months of 2019 and 2018 included net after-tax charges of $7,044 and $5,402, respectively. In 2019, these net charges included a (i) $344 after-tax recovery net of bad debt expense associated with the Payless ShoeSource bankruptcy, (ii) $4,062 after-tax expense in connection with a provision for early lease termination charges and impairment of lease right-of-use asset, (iii) $1,399 after-tax net benefit associated with the change in a contingent liability, partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement on December 31, 2019, (iv) $501 after-tax expense associated with a divisional headquarters relocation, (v) $3,033 after-tax impact of an impairment of the Brian Atwood trademark, (vi) $808 after-tax impact expense in connection with the acquisitions of GREATS and BB Dakota brands, and (vii) $383 after-tax expense in connection with deferred tax adjustments. In 2018, these charges included a (i) $2,135 after-tax expense in connection with a provision for legal charges, (ii) $1,325 after-tax expense in connection with the integration of the Schwartz & Benjamin acquisition and the related restructuring, (iii) $914 after-tax impact of expense related to a warehouse consolidation, and (iv) $1,028 tax expense related to an impairment to the preferred interest investment in Brian Atwood Italia Holding, LLC. Excluding these net charges, net income attributable to Steven Madden, Ltd. for the first nine months of 2019 and 2018 was $130,604 and $122,048, respectively.

Wholesale Footwear Segment:

Net sales from the Wholesale Footwear segment accounted for $878,725, or 64.9%, and $824,456, or 66.3%, of our total net sales for the nine months ended September 30, 2019 and 2018, respectively. The increase in net sales in the current period is primarily related to strong growth in the Steve Madden brand and the addition of the Anne Klein brand, which were mostly offset by not recognizing sales to Payless ShoeSource in the current period. Gross margin in the Wholesale Footwear segment was 34.7% for the nine months ended September 30, 2019 compared to 33.1% for the comparable period of 2018. Gross margin increased 160 basis points primarily resulting from reduced promotional activities in the current period and from not recognizing sales to the low-margin Payless ShoeSource customer. Operating expenses increased to $155,819 in the first nine months of 2019 from $152,045 in the same period of last year. In the first nine months of 2019, operating expenses included a net benefit of $2,750, comprising a recovery of $1,668 related to the Payless ShoeSource bankruptcy and a net benefit of $1,868 associated with the change of a contingent liability and the acceleration of amortization related to the termination of the Kate Spade license agreement on December 31, 2019, partially offset by divisional headquarters relocation expenses of $669 and a charge of $117 related to an early lease termination. Also recorded in the Wholesale Footwear segment was a $4,050 impairment charge for the Brian Atwood trademark impacting operating income. In the first nine months of 2018, operating expenses included charges of $2,837 in connection with provisions for legal charges and $1,787 related to the integration of the Schwartz & Benjamin acquisition and related restructuring. Excluding these items, operating expenses for the first nine months of 2019 increased to 18.0% compared to 17.9% in the same period of 2018. The increase in operating expenses primarily resulted from higher warehouse and distribution expenses and higher payroll and related expenses associated with higher sales and the addition of the Anne Klein footwear business. Income from operations increased to $144,766 in the nine months ended September 30, 2019, compared to $120,579 for the comparable period in 2018. Income from operations, excluding the items mentioned above, increased to $146,066 in the first nine months of 2019 compared to $125,203 for the same period last year.

Wholesale Accessories/Apparel Segment:

Net sales generated by the Wholesale Accessories/Apparel segment accounted for $254,432, or 18.8%, and $216,648, or 17.4%, of total net sales for the Company for the nine months ended September 30, 2019 and 2018, respectively. The increase in net sales was primarily due to growth in our private label and Steve Madden branded handbags, as well as the addition of Anne Klein handbags and BB Dakota apparel. Gross margin in the Wholesale Accessories/Apparel segment decreased to 29.6% in the first nine months of this year from 32.1% in the same period of 2018. The 2.5% decrease in gross margin resulted from tariffs imposed on accessories and an increase in low-margin private label sales as well as the addition of Anne Klein handbags when compared to 2018. In the nine-month period ended September 30, 2019, operating expenses increased to $54,899 compared to $46,539 in the same period of last year. In the nine months ended September 30, 2019, operating expenses included a charge of $493 related to costs in the acquisition of the BB Dakota apparel brand and in the nine months ended September 30, 2018, operating expenses included a charge of $1,241 related to a warehouse consolidation. Excluding these items, operating expenses increased to 21.4% in the first nine months of 2019 compared to 20.9% in the same period of 2018. The increase in operating expenses in the nine months ended September 30, 2019 primarily resulted from higher payroll and related expenses and higher warehouse and distribution expenses associated with an increase in sales, as well as the addition of BB Dakota brand. Income from operations for the Wholesale Accessories/Apparel segment for the first nine months of 2019 was $20,487 compared to $22,927 for the same period of 2018. Income from operations, excluding the items mentioned above, decreased to $20,980 in the first nine months of 2019 compared to $24,168 for the same period last year.

Retail Segment:
In the nine months ended September 30, 2019, net sales from the Retail segment accounted for $220,065, or 16.3%, of our total net sales compared to $202,145, or 16.3%, of our total net sales in the same period last year, which represents a $17,920, or 8.9%, increase. The increase in net sales is primarily due to a 5.9% increase in comparable stores sales gain and the net addition of 17 stores from the prior year period. We added 33 stores, which included additional stores from the addition of our joint venture in Israel and the acquisition of the GREATS brand, and closed 16 stores during the twelve months ended September 30, 2019. As a result, we had 227 retail stores as of September 30, 2019 compared to 210 stores as of September 30, 2018. The 227 stores currently in operation include 148 Steve Madden® stores, 67 Steve Madden® outlet stores, 2 Steven® stores, 1 Superga® store, 1 GREATS® store and 8 e-commerce websites. In addition, the Company operated 32 concessions in our international markets. Comparable store sales (sales of those stores, including the e-commerce websites, that were open throughout the first nine months of 2019 and 2018) increased 5.9% when compared to the prior year period. The Company excludes new locations from the comparable store base for the first twelve months of operations. Stores that are closed for renovations are removed from the comparable store base. In the nine months ended September 30, 2019, gross margin increased to 60.6% from 60.2% in the same period of 2018 primarily due to reduced promotional activity. In the first nine months of 2019, operating expenses increased to $147,802, or 67.2% of net sales, compared to $127,692, or 63.2% of net sales, in the comparable period of last year. In the current period, operating expenses included a charge of $5,892 related to early lease terminations and impairment of lease right-of-use asset of $5,307 and $585 of costs related to the acquisition of the GREATS brand. Excluding these charges, operating expenses increased to $141,910 in the current period compared to $127,692 in the prior year period, primarily due to the growth in the Company's e-commerce business and the operation of additional stores, as well as the acquisition of the GREATS brand. Loss from operations for the Retail segment was $14,450 in the nine months ended September 30, 2019 compared to $6,058 in the same period of last year. Loss from operations, excluding the items mentioned above, resulted in a loss from operations of $8,558 in the current period of 2019, compared to $6,058 in the same period last year.

First Cost Segment:
Income from the First Cost segment, which includes net commission income and fees, decreased to $1,170 for the nine months ended September 30, 2019 compared to $3,881 for the comparable period of 2018, primarily due to a charge of $1,409 for provisions for bad debt, net of recovery related to the Payless ShoeSource bankruptcy.

Licensing Segment:
Net licensing income decreased to $5,361 for the nine-month period ended September 30, 2019 compared to $7,016 for the comparable period of 2018 primarily due to a decrease in royalties in connection with the Payless ShoeSource bankruptcy.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Our primary source of liquidity is cash flows generated from our operations. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements, retail store expansion and remodeling and payment of dividends.
Cash, cash equivalents and short-term investments totaled $194,944 and $266,999 at September 30, 2019 and December 31, 2018, respectively. Of the total cash, cash equivalents and short-term investments at September 30, 2019, $88,833, or approximately 46%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2018, $198,110, or approximately 74%, was held in our foreign subsidiaries.
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by the Company or Rosenthal at any time with 60 days’ prior written notice. As of September 30, 2019 we had no borrowings against this credit facility.

As of September 30, 2019, we had working capital of $454,384, cash and cash equivalents of $167,492 and investments in marketable securities of $27,452 and we did not have any long-term debt.
We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, the Company will meet all of its financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $83,158 for the nine months ended September 30, 2019 compared to $46,466 in the same period of last year. The primary source of cash was from net income of $124,492, partially offset by cash used from the increase in factor accounts receivables of $56,327.
INVESTING ACTIVITIES
($ in thousands)

During the nine months ended September 30, 2019, we invested $37,426 in marketable securities and $36,753 in acquisitions net of cash acquired partially offset by cash received of $77,757 from the maturities and sales of marketable securities. We also made capital expenditures of $9,211, principally for systems enhancements, leasehold improvements to office space, improvements to existing stores and new stores.
FINANCING ACTIVITIES
($ in thousands)
During the nine months ended September 30, 2019, net cash used in financing activities was $109,534, which consisted of share repurchases of $76,505, cash dividends paid of $35,805 and distribution of noncontrolling interest earnings of $1,113. These payments were partially offset by an investment in noncontrolling interest of $1,283 and proceeds from the exercise of stock options of $2,606.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of September 30, 2019 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2019	2020-2021	2022-2023	2024 and after
Operating lease obligations	$201,535	$11,709	$83,036	$51,207	$55,583
Purchase obligations	79,957	79,957	—	—	—
Future minimum royalty and advertising payments	31,228	2,548	16,795	11,885	—
Transition tax	17,973	1,563	3,126	4,493	8,791
Total	$330,693	$95,777	$102,957	$67,585	$64,374
At September 30, 2019, we had no open letters of credit for the purchase of inventory.
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
The Company has employment agreements with its Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating approximately $2,641 in the remainder of 2019, $8,808 in 2020, $8,068 in 2021, $7,026 in 2022 and $7,026 in 2023. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $17,973 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $1,511 as of September 30, 2019 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
DIVIDENDS

In July 2019, the Board of Directors of the Company declared a quarterly cash dividend of $0.14 per share on the Company’s outstanding shares of common stock. The dividend was paid on September 27, 2019 to stockholders of record as of the close of business on September 17, 2019. The total cash dividends paid for the three months ended September 30, 2019 was $11,818.

In October 2019, the Board of Directors of the Company declared an increase to the quarterly cash dividend to $0.15 per share on the Company’s outstanding shares of common stock. The dividend will be paid on December 27, 2019 to stockholders of record as of the close of business on December 16, 2019.
Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.
INFLATION

We do not believe that inflation had a significant effect on our sales or profitability in the three months ended September 30, 2019. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
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
As of September 30, 2019, we held marketable securities valued at $27,452, which consist of certificates of deposit. The values of these securities may fluctuate as a result of changes in values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
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
In the first nine months of 2019, the Company entered into forward foreign exchange contracts totaling $43,193. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rate to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of September 30, 2019. As of September 30, 2019, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $1,936.
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

On August 9, 2019 and August 12, 2019, the Company acquired GREATS Brand, Inc. and B.B. Dakota, Inc., respectively.  In conducting its evaluation of the effectiveness of internal controls over financial reporting as of September 30, 2019, the Company excluded GREATS Brand, Inc. and B.B. Dakota, Inc. from that evaluation in accordance with the rules relating to recently-acquired entities.

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

ITEM 1A. RISK FACTORS

You are encouraged to review the discussion of forward-looking statements appearing in this report at Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

You should also carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and the factors discussed in this Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form10-Q for the quarter ended September 30, 2019, which could materially affect our business, financial condition, operating results, earnings or stock price, in various ways. The risks described in our 2018 Form 10-K and in our third quarter Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

The risk factor included in our 2018 Form 10-K under the caption “Changes in Trade Policies and Tariffs Imposed by the United States Government and the Governments of Other Nations Could Have a Material Adverse Effect on the Company’s Business and Results of Operations.” is restated in its entirety as follows:

Changes in Trade Policies and Tariffs Imposed by the United States Government and the Governments of Other Nations Could Have a Material Adverse Effect on the Company’s Business and Results of Operations.  Our operations are dependent upon products purchased, manufactured and sold internationally. Our sources of supply are subject to the usual risks of doing business abroad, such as the implementation of, or potential changes in, foreign and domestic trade policies, increases in import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on the transfer of funds and, in certain parts of the world, political instability and terrorism. In 2018 and 2019, the United States government imposed significant tariffs and created the potential for significant additional changes in trade policies, including tariffs and government regulations affecting trade between the United States and countries where we purchase, manufacture and sell our products. These trends are affecting many global manufacturing and service sectors, including the footwear and accessories industries, and may cause us to face trade protectionism in many different regions of the world. These protectionist measures could result in increases in the cost of our products and adversely affect our sales and/or profitability. We continue to monitor protectionist trends and developments throughout the world that may materially impact our business and, when appropriate, we will engage in administrative and judicial processes to mitigate trade restrictions. We are actively monitoring actions that may result in additional anti-dumping measures and could affect our industry. We are also monitoring for other impediments that may limit or delay customs clearance for imports of footwear and accessories.

Effective September 24, 2018, the United States government imposed additional tariffs on approximately $200 billion of goods imported from China. The additional tariffs on Chinese imports were initially set at a level of 10% and were increased to 25% in May 2019. This initial round of tariffs applied to handbags and certain other accessories that we produce. In August 2019, the United States government announced a second round of tariffs set at a level of 15% on approximately $300 billion of goods imported from China, including footwear, apparel and certain other accessories that we produce. The second round of tariffs became effective on September 15, 2019, for most of the covered products that we produce, and will become effective on December 15, 2019, for the remaining covered products that we produce. China has already imposed retaliatory tariffs on a wide range of American products in response to these tariffs. An overwhelming majority of the products that we sell in the United States have been manufactured in China. A decrease in gross margin in our wholesale business in the fourth quarter of 2018 and the first three quarters of 2019 was due, in part, to the impact of the 10% tariff on handbags and certain other accessory categories. We expect that the additional tariffs imposed on footwear, apparel and other accessories will also further adversely affect the gross margin in our wholesale business. Our efforts to mitigate the impact of these tariffs may not be successful, and the continued imposition of tariffs on products that we import from China could have a material adverse effect on our business and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except share and per share data)

The following table presents the total number of shares of the Company's common stock, $.0001 par value, purchased by the Company in the three months ended September 30, 2019, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the fiscal period, pursuant to the Company's Share Repurchase Program. See also Note H to the Condensed Consolidated Financial Statements. During the three months ended September 30, 2019, there were no sales by the Company of unregistered shares of the Company's common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2019 - 7/31/2019	7,316	$33.62	—	$166,754
8/1/2019 - 8/31/2019	457,877	$30.57	457,877	$152,759
9/1/2019 - 9/30/2019	319,564	$34.76	316,371	$141,759
Total	784,757	$32.30	774,248	$141,759

(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy all or part of the tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation. Included in this table are shares withheld during the third quarter of 2019 in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, in addition to the shares repurchased pursuant to the Share Repurchase Program. Of the total number of shares repurchased by the Company in the third quarter of 2019, 10,509 shares were withheld at an average price per share of $33.61, for an aggregate purchase price of approximately $353, in connection with the settlement of vested restricted stock to satisfy tax withholding requirements.
ITEM 5. OTHER INFORMATION

On October 28, 2019, our Board of Directors (our “Board”) approved the ratification of certain grants of options (the “Option Awards”) and shares of restricted stock (the “Restricted Stock Awards” and together with the Option Awards, the “Awards”) pursuant to and in accordance with Section 204 of the General Corporation Law of the State of Delaware (the “DGCL”). A copy of the resolutions adopted by our Board setting forth the information with respect to the ratification required under Section 204 of the DGCL (the “Resolutions”) is attached hereto as Exhibit 99.1.
Our Board approved the ratification of the Awards after it determined that the Awards may not have been duly authorized in accordance with Sections 152 and 157 of the DGCL. Any claim that the Awards are void or voidable due to the foregoing failure of authorization, or that the Court of Chancery should declare in its discretion that the ratification thereof not be effective or be effective only on certain conditions, must be brought within 120 days from the later of the validation effective time, which is October 28, 2019, and the giving of this notice (which is deemed given on the date that this Quarterly Report on Form 10-Q is filed with the SEC).

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †*
99.1	Resolutions adopted by the Board setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law †
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).*

†	Filed herewith
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

Dated: November 4, 2019

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer