Form 10-K
period 2019-12-31
STEVEN MADDEN, LTD.
filed 2020-03-02
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐   No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $2,847,066,470 (based on the closing sale price of the registrant's common stock on that date as reported on The NASDAQ Global Select Market).
The number of outstanding shares of the registrant's common stock as of February 26, 2020 was 83,799,288 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 2020 ANNUAL MEETING OF STOCKHOLDERS.

SAFE HARBOR STATEMENT UNDER THE U.S. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, among others, statements regarding revenue and earnings guidance, plans, strategies, objectives, expectations and intentions. You can identify forward-looking statements by words such as: “may,” “will,” “expect,” “believe,” “should,” “anticipate,” “project,” “predict,” “plan,” “intend,” or “estimate,” and similar expressions or the negative of these expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our current beliefs, expectations and assumptions regarding anticipated events and trends affecting our business and industry based on information available as of the time such statements are made. We caution investors that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which may be outside of our control. Our actual results and financial condition may differ materially from those indicated in these forward-looking statements. As such, investors should not rely upon them. Important risk factors include:

•	our ability to accurately anticipate fashion trends and promptly respond to consumer demand;

•	our ability to compete effectively in a highly competitive market;

•	our ability to adapt our business model to rapid changes in the retail industry;

•	our dependence on the hiring and retention of key personnel;

•	our ability to successfully implement growth strategies and integrate acquired businesses;

•
our reliance on independent manufacturers to produce our products in a timely manner especially when faced with adversities such as work stoppages, transportation delays, public health emergencies, social unrest, changes in local economic conditions, and political upheavals as well as meet our quality standards;

•	changes in trade policies and tariffs imposed by the United States government and the governments of other nations in which we manufacture and sell our products;

•	disruptions to product delivery systems and our ability to properly manage inventory;

•	our ability to adequately protect our trademarks and other intellectual property rights;

•	legal, regulatory, political and economic risks that may affect our sales in international markets;

•	changes in U.S. and foreign tax laws that could have an adverse effect on our financial results;

•	additional tax liabilities resulting from audits by various taxing authorities;

•	our ability to achieve operating results that are consistent with prior financial guidance; and

•	other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.
These risks and uncertainties, along with the risk factors discussed under Item 1A. “Risk Factors” in this Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report. We do not undertake any obligation to publicly update any forward-looking statement, including without limitation, any guidance regarding revenue or earnings, whether as a result of new information, future developments or otherwise.

PART I
ITEM 1.    BUSINESS
($ in thousands, except share and per share data)

Overview

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”, "we", "our", or "us", as applicable) design, source, market and sell fashion-forward name brand and private label footwear for women, men and children and name brand and private label fashion handbags, apparel and accessories. We also license some of our trademarks for use in connection with the manufacturing, marketing and sale of various products by third party licensees. Our products are marketed through our retail stores and our e-commerce websites within the United States, Canada, Mexico, our joint ventures in Europe, South Africa, Israel, Taiwan and China, as well as better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers and catalog retailers throughout the United States, Canada, Mexico and certain European nations. In addition, we have special distribution arrangements for the marketing of our products in Spain, Italy, Australia, the Middle East, India, South and Central America, New Zealand and Singapore. Our product line includes a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

Steven Madden, Ltd. was incorporated in New York on July 9, 1990, reincorporated under the same name in Delaware in November 1998 and completed its initial public offering in December 1993. Shares of Steven Madden, Ltd. common stock, $0.0001 par value per share, currently trade on the NASDAQ Global Select Market under the symbol "SHOO." Our principal executive offices are located at 52-16 Barnett Avenue, Long Island City, NY 11104. Our telephone number is (718) 446-1800 and our website address is http://www.stevemadden.com.

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and information with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports, any amendments to such reports, and our proxy statements for our stockholders' meetings are available free of charge on the "Investor Relations" section of our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We will provide paper copies of such filings free of charge upon request. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding us, which is available at http://www.sec.gov.

We have a Code of Ethics for our Chief Executive Officer and our senior financial officers, as well as a Code of Business Conduct and Ethics specific to directors of our Company, each of which is attached as an exhibit to our 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015. We also have a Code of Conduct that is applicable to all of our employees, which is attached as an exhibit to our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019. Each of these codes is posted on our website, http://www.stevemadden.com. We will provide paper copies of these codes free of charge upon request. We intend to disclose on our website any amendments to, or waivers of, these codes that would otherwise be reportable on a current report on Form 8-K. Such disclosure would be posted within four business days following the date of the amendment or waiver.

Recent Developments

Acquisition. On August 9, 2019, we acquired 90% of the outstanding common stock of GREATS Brand, Inc., owner of GREATS, a pioneering digitally native sneaker brand, for an initial payment of $12,829 and a future contingent payment of $5,000 based on the GREATS brand achieving certain EBITA targets. In connection therewith, we recorded a non-current liability of $4,354 as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. The amount of future payments will be determined by GREATS' future performance with no minimum future payment. After the effect of closing adjustments, the purchase price was $16,893, net of cash acquired of approximately $290. The acquisition was funded by cash on hand and adds a new footwear brand with added growth potential to our Company.

Acquisition. On August 12, 2019, we acquired 100% of the outstanding common stock of B.B. Dakota, Inc., owner of BB Dakota, a contemporary women's apparel company, for an initial payment of $24,568 and a future contingent payment on the BB Dakota brand achieving certain EBITDA targets. In connection therewith, we recorded a non-current liability of $4,770 as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. The amount of future payments will be determined by BB Dakota's future performance with no minimum future payment. After the effect of closing adjustments, the purchase price was $29,404, net of cash acquired of approximately $353 and a post-closing working capital adjustment of $419. The acquisition was funded by cash on hand and adds new apparel brands with added growth potential to our Company.

Joint Venture. In September 2019, we formed SM Distribution China Co., Ltd. ("SM China"), a joint venture with Channelink LLP through its subsidiary. We hold a 51% interest holder in SM China and control all of the significant participating rights of the joint venture. SM China is the exclusive distributor of our products in China. Because we control all of the significant participating rights of the joint venture and are the majority interest holder in SM China, the assets, liabilities and results of operations of the joint venture are consolidated and included in our consolidated financial statements. The other member's interest is reflected in “Net income attributable to noncontrolling interest” in the Consolidated Statements of Income and “Noncontrolling interest” in the Consolidated Balance Sheets.

Dividend. In October 2019, our Board of Directors declared an increase to the quarterly cash dividend to $0.15 per share on our outstanding shares of common stock. The dividend was paid on December 27, 2019 to stockholders of record as of the close of business on December 16, 2019.

Our Board of Directors approved a quarterly cash dividend of $0.15 per share on February 25, 2020. The dividend will be paid on March 27, 2020, to stockholders of record at the close of business on March 17, 2020.

Product Distribution Segments

Our business comprises five distinct segments: Wholesale Footwear, Wholesale Accessories/Apparel, Retail, First Cost and Licensing.

Our Wholesale Footwear segment comprises the following brands:

Steve Madden®	DV by Dolce Vita®	Stevies®
Madden Girl®	Mad Love®	Brian Atwood®
Madden®	Steven by Steve Madden®	Blondo®
Madden NYC	Report®	Anne Klein® (under license)
Dolce Vita®	Superga® (under license)	Betsey Johnson®
GREATS®	AK Sport® (under license)
The segment also includes our International business and part of our private label footwear business. An agreement under which we licensed the Kate Spade® trademark terminated on December 31, 2019.
Our Wholesale Accessories/Apparel segment comprises the following brands:

Steve Madden®	Madden Girl®
Big Buddha®	Cejon®
Madden NYC	Luv Betsey®
Betsey Johnson®	Anne Klein® (under license)
Steven by Steve Madden®	Jocelyn®
BB Dakota®	DKNY® (under license)
Cupcakes & Cashmere® (under license)
It also includes our International business and part of our private label accessories business. An agreement under which we licensed the Donna Karan® trademark terminated on December 31, 2019.
Steven Madden Retail, Inc., our wholly-owned retail subsidiary, operates Steve Madden, Steven, Superga and GREATS retail stores, domestically and internationally, as well as Steve Madden, Superga, Betsey Johnson, Blondo, Dolce Vita, GREATS, BB Dakota and Jocelyn e-commerce websites.
Our First Cost segment represents activities of one of our wholly-owned subsidiaries that earns commissions for serving as a buying agent for footwear products under private labels for many of the country's large mass-market retailers, shoe chains and other value priced retailers.
Our Licensing segment is engaged in the licensing of the Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, jewelry, watches, eyeglasses, hair accessories, fragrance, umbrellas, bedding and luggage. In addition, we license the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, fragrance and beauty, sleepwear, swimwear, activewear, jewelry, headbands, watches, slippers, bedding and bath, luggage, umbrellas and medical scrubs. We also license the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear and FREEBIRD by Steven® for operation of retail stores.

Wholesale Footwear Segment

Steve Madden Women's. We design, source and market our Steve Madden brand to department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers and catalog retailers throughout the United States. The Steve Madden brand has become a leading life-style brand in the fashion conscious marketplace. Steve Madden Women's offers fashion forward footwear designed to appeal to customers (primarily women ages 16 to 35) seeking exciting, new footwear designs at affordable prices. New products for Steve Madden Women's are test marketed at Company-owned retail stores. Typically, within a few days, we can determine whether the test product appeals to our customers. This enables us to use our flexible sourcing model to rapidly respond to changing trends and customer preferences, which we believe is essential for success in the fashion industry. Retail price points for Steve Madden Women's products range from $59 to $189.

Madden Girl. We design, source and market a full collection of directional young women's shoes under the Madden Girl® brand. Madden Girl® is geared towards girls and young women ages 13 to 25 and is an “opening price point” brand currently sold at major department stores, mid-tier retailers and specialty stores. Retail price points for Madden Girl products range from $39 to $79.

Steve Madden Men's. We design, source and market a lifestyle collection of men's footwear for the fashion forward man, ages 18 to 45, under the Steve Madden® brand. Retail channels include major department stores, mid-tier department stores, better specialty stores, online retailers and independent shoe stores throughout the United States. Retail price points for Steve Madden Men's products range from $69 to $169.

Madden. The Madden® brand is a casual and business casual collection of footwear designed to meet the ever-evolving needs of the trend conscious young male consumer, ages 16 to 35. Madden products range from $40 to $90 and are sold to national specialty stores, department stores, mid-tier department stores, online retailers, off-price retailers and independent specialty stores.

Steven. We design, source and market women's fashion footwear under the Steven® trademark through major department stores, better footwear specialty stores and shopping networks throughout the United States. Priced a tier above the Steve Madden Women's brand, Steven products are designed to appeal to fashion conscious women ages 25 to 45 who grew up wearing Steve Madden footwear and are looking for a shoe with an emphasis on comfort. Retail price points for Steven products range from $89 to $169.

Stevies and Steve Madden Kids. Our Stevies® and Steve Madden Kids® brands are designed, sourced and marketed to appeal to young girls, ages 6 to 12. These brands are distributed through department stores, specialty stores, online retailers and independent boutiques throughout the United States. Retail price points for Steve Madden Kids products range from $49 to $89.

Betsey Johnson. On October 5, 2010, we acquired the Betsey Johnson® trademark and substantially all other intellectual property of Betsey Johnson LLC. Products branded under the Betsey Johnson shoe brand are distributed through department stores and online retailers. Retail price points for Betsey Johnson products range from $99 to $139.

Superga. On February 9, 2011, we entered into a license agreement with Basic Properties America Inc. and BasicNet S.p.A., for the use of the Superga® trademark in connection with the marketing and sale of footwear. Founded in Italy in 1911, Superga is recognized for its fashion sneakers in a wide range of colors, fabrics and prints for women, men and children. Retail price points for Superga products range from $65 to $99.

Report. We acquired the Report® brand in May 2011. It is a junior women's footwear brand with retail price points ranging from $20 to $100 per pair. We design, manufacture, market and sell Report branded products to major department stores, mid-tier department stores and independently owned boutiques throughout the United States.

Mad Love. The Mad Love® brand is an exclusive beach-to-the-street lifestyle brand created to appeal to women with a young attitude and active lifestyle and marketed exclusively to Target. Retail price points for Mad Love products range from $15 to $23.

Dolce Vita. In August 2014, we acquired the Dolce Vita® and DV® brands. Dolce Vita® is a contemporary women's footwear brand with retail price points ranging from $79 to $225. Our Dolce Vita® brand products are distributed through major department stores, mid-tier department stores and independently owned boutiques primarily throughout the United States. The DV® brand is a contemporary women's footwear brand with retail price points ranging from $20 to $75. DV® products are distributed through major department stores, off-price department stores, online retailers and independently owned boutiques primarily throughout the United States.

Brian Atwood. In March 2014, we acquired the Brian Atwood® designer brand and the B Brian Atwood® contemporary brand. Brian Atwood is known for luxury shoes manufactured in China and Italy. In the second quarter of 2019, we stopped distribution of the Brian Atwood brand.

Blondo. In January 2015, we acquired the intellectual property and related assets of Blondo, a fashion-oriented footwear brand specializing in waterproof leather boots, booties, shoes and sneakers. Founded over 100 years ago, Blondo products are sold to wholesale customers, including better department stores and specialty boutiques in both the United States and Canada. Retail price points for Blondo products range from $99 to $199.

GREATS. In August 2019, we acquired the intellectual property and related assets of GREATS, a digitally native footwear brand specializing in premium quality, responsibly made sneakers for men and women. Founded in 2014, GREATS is a pioneer and the first digitally native sneaker brand. GREATS partners with better department stores like Nordstrom as well as specialty boutiques in the United States. Retail price points for GREATS products range from $119 to $199.

Kate Spade. In January 2017, as a consequence of the acquisition of Schwartz & Benjamin, Inc., we acquired licenses to manufacture, market and sell footwear under the Kate Spade® trademark. The Kate Spade® brand, known for its whimsical fashion, is an entry-level luxury footwear brand primarily distributed through department stores and Kate Spade retail stores throughout the United States. The price points of footwear bearing the Kate Spade® brand range from $98 to $400 per pair with the core product price ranging from $198 to $298. As of December 31, 2019, the agreement to license the Kate Spade® trademark was terminated.

Anne Klein. In January 2018, we entered into a license agreement with Nine West Development LLC for a license to use the Anne Klein®, AK Sport®, AK Anne Klein Sport® and Lion Head Design® trademarks in connection with the marketing and sale of footwear. The Anne Klein® brand is recognized as being synonymous with American sportswear. Retail price points for Anne Klein products range from $49 to $129.

International Division. The International division, utilizing some of the brands discussed above, markets products to better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, online retailers and catalog retailers through wholly owned subsidiaries in Canada and Mexico and joint venture partnerships in Europe (excluding Italy, Spain and Greece, where we had preexisting distributors), South Africa, Israel, China and Taiwan. In addition, the International division works through special distribution arrangements for the marketing and sale of our products in Spain, Italy, Australia, the Middle East, India, South and Central America, New Zealand and Singapore.

Private label business. We design, source and market private label footwear primarily to mid-tier chains and mass market merchants. In addition, we design, source and market footwear for third-party brands, such as Material Girl® and Candies®.

Wholesale Accessories/Apparel Segment

Our Wholesale Accessories/Apparel segment designs, sources and markets name brands and sells them to department stores, mass merchants, value priced retailers, online retailers and specialty stores throughout the United States, Canada, Mexico and our joint ventures and International distributor network. These brands include the following brands as well as private label fashion handbags and accessories:

Steve Madden®	Big Buddha®
Steven by Steve Madden®	BB Dakota®
Madden Girl®	Anne Klein® (under license)
Betsey Johnson®	Jocelyn®
Madden NYC	Luv Betsey®
DKNY® (under license)	Cupcakes & Cashmere® (under license)

In addition, we market and sell cold weather accessories, fashion scarves, wraps and other trend accessories primarily under our Steve Madden®, BB Dakota®, Cejon®, Betsey Johnson® and Big Buddha® brand names and private labels to department stores and specialty stores.

Retail Segment

As of December 31, 2019, we owned and operated 227 retail stores, including 146 Steve Madden full-price stores, 68 Steve Madden outlet stores, 2 Steven stores, 2 GREATS stores, 1 Superga store and 8 e-commerce websites (Steve Madden, Superga, Betsey Johnson, Blondo, Dolce Vita, GREATS, BB Dakota and Jocelyn). In 2019, we added 8 full-price stores, 8 outlet stores and 2 e-commerce websites and closed 17 full-price stores, 2 outlet stores and 1 e-commerce website. In addition, during 2019, we closed 12 concessions in China and opened 1 concession in Taiwan, ending the year with 31 company-operated concessions in international markets. Steve Madden stores are located in major shopping malls and in urban street locations across the United States, Canada, Mexico, South Africa, Israel, China and Taiwan. Comparative store sales (sales of those stores, including the e-commerce websites, that were open for at least twelve months) increased 6.1% in fiscal year 2019 from the prior year. We exclude new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base.

We believe that our retail stores will continue to enhance overall sales and profitability, and our ability to react swiftly to changing consumer trends. Our stores play an important role in our integrated retail strategy and serve as fulfillment and return locations for our e-commerce business. We are also launching buy-online-return-in-store in select locations. Our stores also serve as a marketing tool that allows us to strengthen global brand recognition and to showcase selected items from our full line of branded and licensed products. Furthermore, our retail stores provide us with venues to test and introduce new products, designs and merchandising strategies. We often test new designs at our Steve Madden retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, we have been able to leverage sales information gathered at Steve Madden retail stores to assist our wholesale customers in order placement and inventory management. We expect to open 10 to 13 new retail stores and close 4 to 6 locations in 2020.

First Cost Segment

The First Cost segment earns commissions for serving as a buying agent for footwear products under private labels for many of the large mass-market retailers, shoe chains and other mid-tier retailers. As a buying agent, we utilize our expertise and our relationships with shoe manufacturers to facilitate the production of private label shoes to customer specifications. We believe that operating in the private label market provides us additional non-branded sales opportunities and leverages our overall sourcing and design capabilities. Our First Cost segment earns commissions serving as a buying agent for the procurement of women's, men's and children's footwear for large retailers, including Kohl's, Fred Meyer and Meijers. In addition, by leveraging the strength of our Steve Madden brands and product designs, we are able to partially recover our design, product and development costs from our suppliers.

Licensing Segment

We license our Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, jewelry, watches, eyeglasses, hair accessories, fragrance, umbrellas, bedding and luggage. In addition, we license the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, fragrance and beauty, sleepwear, swimwear, activewear, jewelry, headbands, watches, slippers, bedding and bath, luggage, umbrellas and medical scrubs. We also license the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear and FREEBIRD by Steven® for operation of retail stores. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.
See Note Q to our consolidated financial statements included in this Annual Report on Form 10-K for additional information relating to our five operating segments.

Product Design and Development

We have established a reputation for our creative designs, marketing and trendy products at affordable price points. Our future success will substantially depend on our ability to continue to anticipate and react swiftly to changing consumer demands. To meet this objective, we have developed what we believe is an unparalleled design process that allows us to recognize and respond quickly to changing consumer demands. Our design team strives to create designs that fit our image, reflect current or anticipated trends and can be manufactured in a timely and cost-effective manner. Most new products are tested in select Steve Madden retail stores. Based on these tests, among other things, management selects the Company's products that are then offered for wholesale and retail distribution nationwide. We believe that our design and testing processes and flexible sourcing models provide our brands with a significant competitive advantage allowing us to mitigate the risk of incurring costs associated with the production and distribution of less desirable designs.

Product Sourcing and Distribution

We source each of our product lines separately based on the individual design, style and quality specifications of the products in such product lines. We do not own or operate any foreign manufacturing facilities; rather, we use agents and our own sourcing office to source our products from independently owned manufacturers primarily in China and also in Cambodia, Mexico, Brazil, India, Vietnam, Italy and other European nations. We have established relationships with a number of manufacturers and agents in each of these countries. We have not entered into any long-term manufacturing or supply contracts. We believe that a sufficient number of alternative sources exist for the manufacture of our products.

We continually monitor the availability of the principal raw materials used in our footwear, which are currently available from a number of sources in various parts of the world. We track inventory flow on a regular basis, monitor sell-through data and incorporate input on product demand from wholesale customers.

The manufacturers of our products are required to meet quality, human rights, safety and other standard requirements. We are committed to the safety and well-being of the workers throughout our supply chain.

Our products are manufactured overseas and most of our products are shipped via ocean freight carriers to ports principally in California and to a lesser extent in New Jersey, and via truck from Mexico to our third-party distribution facility in Texas. We rely to a lesser extent on air carriers for the shipping of products. Once our products arrive in the U.S., we distribute them mainly from eight third-party distribution centers, five located in California, one located in Texas, one located in Tennessee and one located in New Jersey. Our products are also distributed through a Company-operated distribution center located in Canada. Our products are also distributed through our third-party distribution facility in Mexico. By utilizing distribution facilities specializing in fulfillment for certain wholesale accounts, Steve Madden retail stores and Internet customers, we believe that our customers are served more promptly and efficiently. Suppliers of products for our businesses in Canada and Mexico and our joint ventures in Europe, South Africa, Israel, Taiwan and China ship to ports in the respective countries, and products for our overseas distributors are shipped to freight forwarders primarily in China where the distributor arranges for subsequent shipment.

Customers

Our wholesale customers consist principally of better department stores, major department stores, mid-tier department stores, national chains, mass merchants, value priced retailers, specialty stores, online retailers and catalog retailers. These customers, in no particular order, include:

Nordstrom, Inc.	The TJX Companies, Inc.
Dillard's, Inc.	Burlington Stores, Inc.
Macy's, Inc.	Ross Stores, Inc.
Designer Brands, Inc.	Wal-Mart Stores, Inc.
Kohl's Corporation	Target Corporation

For the year ended December 31, 2019, Wal-Mart Stores, Inc. represented 11.9% of total revenue. At December 31, 2019, Wal-Mart Stores, Inc. represented 17.9% of total accounts receivable, Target Corporation represented 13.6% of total accounts receivable and Nordstrom, Inc. represented 10.6% of total accounts receivable. We did not have any other customers who accounted for more than 10% of total revenue or any other customers who accounted for more than 10% of total accounts receivable.

Distribution Channels

United States, Canada, Mexico, Europe, South Africa, Israel, Taiwan and China

We sell our products principally through department stores, specialty stores, online retailers, luxury retailers, national chains and mass merchants in the United States, Canada, Mexico and certain European nations. In addition, we sell our products in our Company-owned retail stores in the United States, Canada and Mexico, under our joint ventures in Europe, South Africa, Israel, Taiwan and China, and on our e-commerce websites. For the year ended December 31, 2019, our two Wholesale segments and our Retail segment generated net sales of approximately $1,446,953 and $321,182, or 81% and 18% of our total revenue, respectively. Each of these distribution channels is described below.

Department Stores. We currently sell our products to approximately 2,200 doors of 15 department stores throughout the United States, Canada, Mexico and certain European nations. Our major accounts include Nordstrom, Inc., Macy's, Inc., Dillard's, Inc., Belk, Inc. and Bloomingdale's, Inc.

We provide merchandising support to our department store customers, including in-store fixtures and signage, supervision of displays and merchandising of our various product lines. Our wholesale merchandising effort includes the creation of in-store concept shops in which we showcase a broader collection of our branded products. These in-store concept shops create an environment that is consistent with our image and are designed to enable the retailer to display and sell a greater volume of our products per square foot. In addition, these in-store concept shops encourage longer term commitment by the retailer to our products and enhance consumer brand awareness.

In addition to merchandising support, our key account executives maintain weekly communications with their respective accounts to guide them in placing orders and to assist them in managing inventory, assortment and retail sales. We leverage our sell-through data gathered at our retail stores to assist department stores in allocating their open-to-buy dollars to the most popular styles in the product line and phasing out styles with weaker sell-through, which, in turn, reduces markdown exposure at the end of the season.

National Chains and Mass Merchants. We currently sell to national chains and mass merchants throughout the United States, Canada, Mexico and certain European nations. Our major accounts include Wal-Mart Stores, Inc., Target Corporation and Kohl's Corporation.

Specialty Stores/Catalog Sales. We currently sell to specialty store locations throughout the United States, Canada, Mexico and certain European nations. Our major specialty store accounts include DSW Designer Shoe Warehouse, Famous Footwear and Gap, Inc. We offer our specialty store accounts similar merchandising, sell-through and inventory tracking support offered to our department store accounts. Sales of our products are also made through certain catalogs.

Off-Price. We currently sell to off-price retailers throughout the United States, Canada, Mexico and certain European nations. Our major accounts include The TJX Companies, Inc., Ross Stores, Inc. and Burlington Stores, Inc.

Internet Sales. We operate 8 Internet e-commerce website stores (Steve Madden, Superga, Betsey Johnson, Blondo, Dolce Vita, GREATS, BB Dakota and Jocelyn) where customers can purchase numerous styles of our Steve Madden Women's, Steven, Madden Men's, Superga, Betsey Johnson, Blondo, Dolce Vita and GREATS footwear and BB Dakota and Jocelyn apparel and accessory products, as well as selected styles of Madden Girl footwear and accessory products. We also sell to online retailers throughout the United States and Canada. Our major accounts include Zappos and Amazon.

Steve Madden, Steve Madden Outlet, Steven, Superga and GREATS Retail Stores. As of December 31, 2019, we operated 146 Steve Madden full-price stores within the United States, Canada and Mexico and under our joint ventures in South Africa, China, Taiwan and Israel. We also operated 68 Steve Madden outlet stores, 2 Steven stores, 2 GREATS stores and 1 Superga store within the United States. We also operated 8 e-commerce websites (Steve Madden, Superga, Betsey Johnson, Blondo, Dolce Vita, GREATS, BB Dakota and Jocelyn). We believe that our retail stores will continue to enhance overall sales and profitability, and our ability to react swiftly to changing consumer trends. Our stores play an important role in our integrated retail strategy and serve as fulfillment and return locations for our e-commerce business. We are also launching buy-online-return-in-store in select locations. Our stores also serve as a marketing tool that allows us to strengthen global brand recognition and to showcase selected items from our full line of branded and licensed products. Furthermore, our retail stores provide us with venues to test and introduce new products, designs and merchandising strategies. We often test new designs at our Steve Madden retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, we have been able to leverage sales information gathered at Steve Madden retail stores to assist our wholesale customers in order placement and inventory management.

A typical Steve Madden store is approximately 1,500 to 2,000 square feet and is located in a mall or street location that we expect will attract the highest concentration of our core demographic, style-conscious customer base. The Steven and Superga stores, which are generally the same size as our Steve Madden stores, have a more sophisticated design and format styled to appeal to a more mature target audience. The GREATS stores are approximately 1,000 to 1,500 square feet and are located in New York and Miami. The typical outlet store is approximately 2,000 to 2,500 square feet and is located within outlet malls throughout the United States. In addition to carefully analyzing mall demographics and locations, we set profitability guidelines for each potential store site. Specifically, we target well trafficked sites at which the demographics fit our consumer profile and seek new locations where the projected fixed annual rent expense stays within our guidelines. By setting these guidelines, we seek to identify stores that will contribute to our overall profitability both in the near and longer terms.

International Distributors

In addition to the countries and territories mentioned above, our products are available in many other countries and territories worldwide via retail selling and distribution agreements. Under the terms of these agreements, the distributors and retailers purchase product from us and are generally required to open a minimum number of stores each year and to pay a fee for each pair of footwear purchased and an additional sales royalty as a percentage of sales or a predetermined amount per unit of sale. Most of the distributors are required to purchase a minimum number of our products within specified periods. The agreements currently in place expire on various dates and include automatic renewals at the distributors' option provided certain conditions are met. These agreements are exclusive in their specific territories, which include certain European territories, the Middle East, South and Central America, Oceania and various countries in Asia.

Competition

The fashion industry is highly competitive. We compete with specialty shoe, apparel and accessory companies as well as companies with diversified footwear product lines, such as Aldo, Sam Edelman, Deckers Outdoor Corporation and Vince Camuto. Our competitors may have greater financial and other resources than we do. We believe effective marketing and advertising, favorable brand image, fashionable styling, high quality, value and fast manufacturing turnaround are the most important competitive factors and intend to continue to employ these elements in our business. However, we cannot be certain that we will be able to compete successfully against our current and future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Marketing and Sales

We have focused on creating an integrated brand building program to establish our Company as a leading designer of fashion footwear for style-conscious young women and men. Principal marketing activities include social media and digital marketing efforts, public relations, including product and brand placements in lifestyle and fashion magazines and digital outlets, in-store promotions, as well as personal appearances by our founder and Creative and Design Chief, Steven Madden. We continue to promote our e-commerce websites where customers can purchase Steve Madden Women's, Steven, Madden Men's, Superga, Betsey Johnson, Blondo, Dolce Vita and GREATS footwear and BB Dakota and Jocelyn apparel and accessory products, as well as selected styles of Madden Girl footwear and accessory products. We also connect with our customers through social media forums including Instagram, Facebook and Twitter.

Management Information Systems (MIS) Operations

Sophisticated information systems are essential to our ability to maintain our competitive position and to support our growth. Our Enterprise Resource Planning (“ERP”) system is an integrated system that supports our wholesale business in the areas of finance and accounting, manufacturing-sourcing, purchase order management, customer order management and inventory control. All of our North American wholesale businesses (other than Canada, which has a separate ERP system) and our Asia first-cost and sourcing operations are operated through this ERP system. Our warehouse management system is utilized by our third-party logistics providers and is fully integrated with our ERP system. A point of sale system for our U.S. retail stores is integrated with a retail inventory management/store replenishment system. We have transitioned our e-commerce software to a major cloud-based provider. Complementing all of these systems are ancillary systems and third-party information processing services, including, among others, supply chain, business intelligence/data warehouse, Electronic Data Interchange, credit card processing and payroll. We undertake updates of all of these management information systems on a periodic basis in order to ensure that our functionality is continuously improved.

Trademarks

We consider our Company-owned trademarks to be among our most valuable assets and have registered many of our marks in the United States and 131 other countries and in numerous International Classes. From time to time, we adopt new trademarks and new logos and/or stylized versions of our trademarks in connection with the marketing of new product lines. We believe that these trademarks have significant value and are important for purposes of identifying our Company, the marketing of our products and the products of our licensees, distinguishing them from the products of others. What follows is a list of the trademarks we believe are most significant to our business:

Steve Madden®	Report®
Steven by Steve Madden®	Report Signature®
Steven®	Brian Atwood®
Madden Girl®	B Brian Atwood®
Stevies®	Dolce Vita®
Stevies plus Design®	DV8®
Big Buddha®	Sweet Life®
Topline®	DV®
Betseyville®	DV DOLCE VITA®
Betsey Johnson®	Wild Pair®
LUV BETSEY plus Kiss Design®	MadLove®
LUV BETSEY by Betsey Johnson Design®	Blondo®
Blue by Betsey Johnson®	Blondo Waterproof plus Heart Design®
Steve Madden plus Design®	By Steve Madden plus Heart®
SM New York®	SM Pass®
SM New York plus Design®	Jocelyn®
FREEBIRD By Steven®	BB Dakota®
The Factory by Steve Madden®	JACK BB Dakota®
GREATS®	JAIME®

We act aggressively to register trademarks and we monitor their use in order to protect them against infringement. There can be no assurance, however, that we will be able to effectively obtain rights to our marks worldwide. Moreover, no assurance can be given that others will not assert rights in, or ownership of, our marks and other proprietary rights or that we will be able to resolve any such conflicts successfully. Our failure to adequately protect our trademarks from unlawful and improper appropriation may have a material adverse effect on our business, financial condition, results of operations.

Trademark Licensing

Our strategy for the continued growth of our business includes expanding our presence beyond footwear, apparel and accessories through the selective licensing of our brands. As of December 31, 2019, we license our Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, jewelry, watches, eyeglasses and sunglasses, hair accessories, umbrellas, bedding, luggage, fragrance and men’s leather accessories. In addition, we license the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, fragrance and beauty, sleepwear, activewear, jewelry, watches, bedding, luggage, umbrellas and household goods. We also license the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear and FREEBIRD by Steven® for operation of retail stores. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.

In addition to the licensing of our trademarks, we in-license the trademarks of third parties for use in connection with certain of our product lines. Generally, these licensing arrangements require us to make advertising payments to the licensor as well as royalty payments equal to a percentage of our net sales and/or a minimum royalty and in some cases additional payments in the event that specified net sales targets are not achieved.

See Notes B and P to our consolidated financial statements included in this Annual Report on Form 10-K for additional disclosure regarding these licensing arrangements.

Employees

On February 3, 2020, we employed approximately 4,000 employees, of whom approximately 2,500 work full-time and approximately 1,500 work part-time. Most of our part-time employees work in the Retail segment. Approximately 2,600 of our employees are located in the United States, approximately 700 employees are located in Hong Kong and China, approximately 400 employees are located in Canada, approximately 200 employees are located in Mexico, approximately 100 employees are located in Israel, approximately 80 employees are located in South Africa and approximately 40 employees are located in Europe. None of our employees are represented by a union. Our management considers relations with our employees to be good. We have never experienced a material interruption of our operations due to a labor dispute.

Seasonality and Other Factors

Our operating results are subject to some variability due to seasonality and other factors. For example, the highest percentage of our boot sales occur in the fall and winter months (our third and fourth fiscal quarters) and the highest percentage of our sandal sales occur in the spring and summer months (our first and second fiscal quarters). Historically, some of our businesses, including our Retail segment, have experienced holiday retail seasonality. Our diverse range of product offerings, however, provides some mitigation to the impact of seasonal changes in demand for certain items. In addition to seasonal fluctuations, our operating results fluctuate from quarter to quarter as a result of the weather, the timing of holidays and larger shipments of footwear, market acceptance of our products, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write downs for obsolescence, the cost of materials, the product mix among our wholesale, retail and licensing businesses, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. Revenue levels in any period are also impacted by customer decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice to us.

Backlog

We had unfilled wholesale customer orders of approximately $328,600 and $369,458, as of February 3, 2020 and February 1, 2019, respectively. Our backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of our core products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

ITEM 1A.    RISK FACTORS

You should carefully consider the risks and uncertainties we describe below and the other information in this Annual Report on Form 10-K before deciding to invest in, sell or retain shares of our common stock. These are not the only risks and uncertainties that we face. Other sections of this report may discuss factors that could adversely affect our business. Our industry is highly competitive and subject to rapid change. There may be additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, which may also harm our business or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations and liquidity could be materially harmed.

The fashion footwear, accessories and apparel industry is subject to rapid changes in consumer preferences. If we do not accurately anticipate fashion trends and promptly respond to consumer demand, we could lose sales, our relationships with customers could be harmed and our brand loyalty could be diminished.

The strength of our brands and our success depends in significant part upon our ability to anticipate and promptly respond to product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that our products will correspond to the changes in taste and demand or that we will be able to successfully advertise and market products that respond to trends and customer preferences. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities as to others. In addition, misjudgments in merchandise selection could adversely affect our image with our customers resulting in lower sales and increased markdown allowances for customers, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We face intense competition from both established companies and newer entrants into the market. Our failure to compete effectively could cause our market share to decline, which could harm our reputation and have a material adverse impact on our financial condition, results of operations and liquidity.

The fashion footwear, accessories and apparel industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. Market growth in the sales of fashion footwear, accessories and apparel has encouraged the entry of many new competitors and increased competition from established companies. Many of these competitors, including Aldo, Sam Edelman, Deckers Outdoor Corporation and Vince Camuto, may have significantly greater financial and other resources than we do, and there can be no assurance that we will be able to compete successfully with these and other fashion footwear, accessories and apparel companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share and could have a material adverse effect on our business, financial condition, results of operations and liquidity.

If we and our customers are unable to adapt to recent and anticipated changes in the retail industry, the sales of our products may decline, which could have a material adverse effect on our financial condition, results of operations and liquidity.

In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our or our licensees’ products or increase the ownership concentration within the retail industry. Changing shopping patterns, including the rapid expansion of online retail shopping, have adversely affected customer traffic in mall and outlet centers, particularly in North America. We expect competition in the e-commerce market will intensify. As a greater portion of consumer expenditures with retailers occurs online and through mobile commerce applications, our brick-and-mortar retail customers who fail to successfully integrate their physical retail stores and digital retail may experience financial difficulties, including store closures, bankruptcies or liquidations. A continuation or worsening of these trends could cause financial difficulties for one or more of our major customers, which, in turn, could substantially increase our credit risk and have a material adverse effect on our results of operations, financial condition and cash flows. We have little or no control over how our customers will respond to the challenges posed by these changes in the retail industry. Our success will be determined, in part, on our and our customers’ ability to manage the impact of the rapidly changing retail environment and identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies that will better service our customers. If we and our customers fail to compete successfully, our businesses, market share, results of operations and financial condition could be materially and adversely affected. While such changes in the retail industry to date have not had a material adverse effect on our business or financial condition, results of operations and liquidity, there can be no assurance as to the future effect of any such changes.

The loss of Steve Madden, our founder and Creative and Design Chief, or members of our executive management team could have a material adverse effect on our business.

The growth and success of our Company since its inception more than a quarter century ago is attributable, to a significant degree, to the talents, skills and efforts of our founder and Creative and Design Chief, Steven Madden. An extended or permanent loss of the services of Mr. Madden could severely disrupt our business and have a material adverse effect on our Company. We also depend on the contributions of the members of our senior management team. Our senior executives have substantial experience and expertise in our business and industry and have made significant contributions to our growth and success. Competition for executive talent in the fashion footwear, accessories and apparel industries is intense. While our employment agreements with Mr. Madden and most of our senior executives include a non-compete provision in the event of the termination of employment, the non-compete periods are of limited duration and scope. Although we believe we have depth within our senior management team, if we were to lose the services of our Creative and Design Chief or any of our senior executives, and especially if any of these individuals were to join a competitor or form a competing company, our business and financial performance could be seriously harmed. A loss of the skills, industry knowledge, contacts and expertise of our Creative and Design Chief or any of our senior executives could cause a setback to our operating plan and strategy.

If we are not successful in implementing our growth strategy or integrating acquired businesses, we may not be able to take advantage of certain market opportunities and may become less competitive.

The size of our business continues to grow organically and as a result of business acquisitions. In order to gain from our acquisitions, we must be effective in integrating the businesses acquired into our overall operations. Further, the expansion of our operations has increased and will continue to increase the demand on our managerial, operational and administrative resources. In recent years, we have invested significant resources in, among other things, our management information systems and hiring and training of new personnel. However, in order to manage currently anticipated levels of future demand, we may be required to, among other things, expand our distribution facilities, establish relationships with new manufacturers to produce our products and continue to expand and improve our financial, management and operating systems. We may experience difficulty integrating acquired businesses into our operations and may not achieve anticipated synergies from such integration. There can be no assurance that we will be able to manage future growth effectively and a failure to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity.

If one or more of our significant customers were to reduce or stop purchases of our products, our sales and profits could decline.

Our customers consist principally of better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, catalog retailers and pure-play e-commerce retailers. Certain of our department store customers, including some under common ownership, account for significant portions of our wholesale business. We generally enter into a number of purchase order commitments with our customers for each of our lines every season and do not enter into long-term agreements with any of our customers. Therefore, a decision by a significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us or to change its manner of doing business could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Disruptions to our product delivery systems and failure to effectively manage inventory based on business trends across various distribution channels could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Most of our products for U.S. distribution are shipped to us via ocean freight carriers to ports primarily in California, and to a lesser extent in New Jersey and Texas. The trend-focused nature of the fashion industry and the rapid changes in customer preferences leave us vulnerable to risk of inventory obsolescence. Our reliance upon ocean freight transportation for the delivery of our inventory exposes us to various inherent risks, including port workers’ union disputes and associated strikes, work slow-downs and stoppages, severe weather conditions, natural disasters, and terrorism, any of which could result in delivery delays and inefficiencies, increase our costs and disrupt our business. Any severe and prolonged disruption to ocean freight transportation could force us to use alternate and more expensive transportation systems. Efficient and timely inventory deliveries and proper inventory management are important factors in our operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Conversely, excess inventories can result in lower gross margins due to the excessive discounts and markdowns that may be necessary to reduce high inventory levels. Severe and extended delays in the delivery of our inventory or our inability to effectively manage our inventory could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our foreign manufacturers’ inability to produce our goods in a timely manner or to meet our quality standards could adversely affect our financial results and harm our brands’ reputation.

We do not own or operate any foreign manufacturing facilities and, therefore, are dependent upon third parties to manufacture most of our products. The risks inherent in reliance on foreign manufacturing include work stoppages, transportation delays, public health emergencies, social unrest, changes in local economic conditions, and political upheavals. During 2019, 88% of our total purchases were from China. China is currently experiencing a public health emergency due to the spread of the coronavirus, and manufacturing facilities that produce our products have been shut down beyond the customary lunar new year holiday.  Although manufacturing has resumed, manufacturers are currently not at full capacity.  We cannot accurately predict when and whether those manufacturers will return to full capacity or the extent to which the coronavirus epidemic will have short- or long-term adverse effects on the ability of manufacturers in China and other countries to produce our products. The inability of Chinese or other manufacturers to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items. Such failures could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices, and ultimately, termination of a customer relationship, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In that case, we may be required to seek alternative sources of materials or products. Although we believe that we can manage our exposure to these risks, we cannot be certain that we will be able to identify such alternative materials or sources without delay or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could have a material adverse effect on our ability to satisfy customer orders.

Changes in trade policies and tariffs imposed by the United States government and the governments of other nations could have a material adverse effect on our business and results of operations.

Our operations are dependent upon products purchased, manufactured and sold internationally. Our sources of supply are subject to the usual risks of doing business abroad, such as the implementation of, or potential changes in, foreign and domestic trade policies, increases in import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on the transfer of funds and, in certain parts of the world, political instability and terrorism. In 2018 and 2019, the United States government imposed significant tariffs and created the potential for significant additional changes in trade policies, including tariffs and government regulations affecting trade between the United States and countries where we purchase, manufacture and sell our products. These trends are affecting many global manufacturing and service sectors, including the footwear, accessories and apparel industries, and may cause us to face trade protectionism in many different regions of the world. These protectionist measures could result in increases in the cost of our products and adversely affect our sales and profitability.

Effective September 24, 2018, the United States government imposed additional tariffs on approximately $200 billion of goods imported from China. The additional tariffs on Chinese imports were initially set at a level of 10% and were increased to 25% in May 2019. This initial round of tariffs applied to handbags and certain other accessories that we produce. In August 2019, the United States government announced a second round of tariffs set at a level of 15% on approximately $300 billion of goods imported from China, including footwear, apparel and certain other accessories that we produce. The second round of tariffs became effective on September 1, 2019, for a portion of the covered products that we produce. Tariffs for the remaining covered products that we produce were scheduled to become effective on December 15, 2019, but were suspended indefinitely as part of the phase I trade agreement between the United States and China that was signed on January 15, 2020. In addition, as of February 14, 2020, the 15% tariff that was implemented on September 1, 2019 was reduced to 7.5%. China has already imposed retaliatory tariffs on a wide range of American products in response to these tariffs. Most of the products that we sell in the United States have been manufactured in China. The negative impact in gross margin in our wholesale business in the fourth quarter of 2018 and throughout 2019 was due, in part, to the impact of the 25% tariff on handbags and certain other accessory categories as well as the 15% tariff on footwear, apparel, and other accessory categories. Our efforts to mitigate the impact of these tariffs may not be successful, and the continued imposition of tariffs on products that we import from China could have a material adverse effect on our business and results of operations.

On November 30, 2018, the United States of America, the United Mexican States, and Canada Trade Agreement (the “USMCA”) was drafted as part of the renegotiation of the North American Free Trade Agreement (“NAFTA”) among the United States, Mexico and Canada. The U.S. House of Representatives ratified a revised version of the USMCA on December 19, 2019, and the Senate ratified it on January 16, 2020. It became effective upon the president's signature on January 29, 2020. We are presently evaluating the extent to which the USMCA would affect our business. Depending on how it is applied, it could necessitate changes in the way we conduct our business, including our product sourcing operations, and could have a material adverse effect on our business and results of operations.

If our manufacturers, the manufacturers used by our licensees or our licensees themselves fail to use acceptable labor practices or otherwise comply with local laws and other standards, our business could suffer.

Our products are manufactured by numerous independent manufacturers outside of the United States. We also have license agreements that permit our licensees to manufacture or contract to manufacture products using our trademarks. We impose, and require our licensees to impose, on these manufacturers environmental, health and safety standards for the benefit of their labor force. In addition, we require these manufacturers to comply with applicable standards for product safety. However, we do not control our independent manufacturers or licensing partners or their labor, product safety and other business practices. From time to time, our independent manufacturers may not comply with such standards or applicable local law or our licensees may not require their manufacturers to comply with such standards or applicable local law. The violation of such standards and laws by one of our independent manufacturers or by one of our licensing partners, or the divergence of a manufacturer's or a licensing partner's labor practices from those generally accepted as ethical in the United States, could harm our reputation, result in a product recall or require us to curtail our relationship with and locate a replacement for such manufacturer. We could also be the focus of adverse publicity and our reputation could be damaged. Any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Disruption of our information technology systems and websites could adversely affect our financial results and our business reputation.

We are heavily dependent upon our information technology systems to record and process transactions and manage and operate all aspects of our business.

We also have e-commerce websites for direct retail sales. Given the nature of our business and the significant number of transactions in which we engage annually, it is essential that we maintain constant operation of our information technology systems and websites and that they operate effectively. We depend on our in-house information technology employees and third parties, including “cloud” service providers, to maintain and periodically update and upgrade our systems and websites to support the growth of our business. We also maintain an off-site server data facility that records and processes information regarding our vendors and customers and their transactions with us. Despite our preventative efforts, our information technology systems and websites may, from time to time, be vulnerable to damage or interruption from events such as computer viruses, security breaches, power outages and difficulties in replacing or integrating the systems of acquired businesses. Any such problems or interruptions could result in loss of valuable business data, our customers' or employees' personal information, disruption of our operations and other adverse impacts to our business and require significant expenditures by us to remediate any such failure, problem or breach. In addition, we must comply with increasingly complex regulatory standards enacted to protect business and personal data and an inability to maintain compliance with these regulatory standards could subject us to legal risks and penalties. Although we maintain insurance coverage aimed at addressing certain of these risks, there can be no assurance that insurance coverage will be available or that the amounts of coverage will be adequate to cover a specific loss.

Our business and reputation could be adversely affected if our computer systems or the systems of our business partners or service providers, become subject to a data security or privacy breach or other disruption from a third party.

In addition to our own confidential and proprietary business information, a routine part of our business includes the gathering, processing and retention of sensitive and confidential information pertaining to our customers, employees and others. We, our business partners or our service providers may not have the resources or technical sophistication to anticipate or prevent the rapidly evolving and complex cyber-attacks being unleashed by increasingly sophisticated hackers and data thieves. As a result, our facilities and information technology systems, as well as those of our business partners and third-party service providers, may be vulnerable to cyber-attacks and breaches, acts of vandalism, ransomware, software viruses and other similar types of malicious activities. Any actual or threatened cyber-attack may cause us to incur unanticipated costs, including costs related to the hiring of additional computer experts, business interruption, engaging third-party cyber security consultants and upgrading our information security technologies. As a result of recent security breaches at a number of prominent companies, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. Any compromise or breach of our information technology systems or those of our business partners or service providers that results in the misappropriation, loss or other unauthorized disclosure of a customer’s or other person’s private, confidential or proprietary information could result in:

•	a loss of confidence in us by our customers and business partners;

•	violate applicable privacy and other laws;

•	expose us to litigation and significant potential liability; or

•	require us to expend significant resources to remedy any such breach and redress any damages cause by such a breach.

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

Our financial results are subject to quarterly fluctuations.
Our results of operations may fluctuate from quarter to quarter and are affected by a variety of factors, including:

•	the timing of larger shipments of product;

•	market acceptance of our products;

•	the mix, pricing and presentation of the products offered and sold;

•	the hiring and training of additional personnel;

•	inventory write downs for obsolescence;

•	the cost of materials;

•	the product mix between wholesale, retail and licensing businesses;

•	the incurrence of other operating costs;

•	factors beyond our control, such as general economic conditions, declines in consumer confidence and actions of competitors;

•	the timing of holidays; and

•	weather conditions.

In addition, we expect that our sales and operating results may be significantly impacted by the opening of new retail stores and the introduction of new products. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Extreme or unseasonable weather conditions in locations where we or our customers and suppliers are located could adversely affect our business.

Our corporate headquarters and principal operational locations, including retail, distribution and warehousing facilities, may be subject to natural disasters and other severe weather and geological events that could disrupt our operations. The occurrence of such natural events may result in sudden disruptions in business conditions of the local economies affected, as well as of the regional and global economies. Such disruptions may result in decreased demand for our products and disruptions in our management functions, sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business, financial condition and results of operations. Extreme weather events and changes in weather patterns can also influence customer trends and shopping habits. Extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season may diminish demand for our seasonal merchandise. Heavy snowfall, hurricanes or other severe weather events where our retail stores and the retail stores of our wholesale customers are located may decrease customer traffic in those stores and reduce our sales and profitability. If severe weather events force closure of or disrupt operations at the distribution centers we use for our merchandise, we could incur higher costs and experience longer lead times to distribute our products to our retail stores, wholesale customers or e-commerce customers. If prolonged, such extreme or unseasonable weather conditions could adversely affect our business, financial condition and results of operations.

Failure to adequately protect our trademarks and intellectual property rights, to prevent counterfeiting of our products or to defend claims against us related to our trademarks and intellectual property rights could reduce sales and adversely affect the value of our brands.

We believe that our trademarks and other proprietary rights are of major significance to our success and our competitive position, and we consider some of our trademarks, such as Steve Madden®, to be integral to our business and among our most valuable assets. Accordingly, we devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. Nevertheless, policing unauthorized use of our intellectual property is difficult, expensive and time consuming. There can be no assurance that the actions we take to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products on the basis that our products violate the trademarks or other proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve such conflicts. We could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property by others. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Our failure to establish and protect such proprietary rights from unlawful and improper use could have a material adverse effect on our business, financial condition, results of operations and liquidity.

A portion of our revenue is dependent on licensing our trademarks. The actions of our licensees or the loss of a significant licensee could diminish our brand integrity and adversely affect our revenue and results of operations.

We license to others the rights to produce and market certain products that are sold under our trademarks. Although we retain significant control over our licensees’ products and advertising, we rely on our licensees for operational and financial control over their businesses. If the quality, image or distribution of our licensed products diminish, customer acceptance of and demand for our brands and products could decline. This could materially and adversely affect our business and results of operations. In fiscal year 2019, approximately 90% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Furthermore, if we are unable to engage an adequate replacement for a terminated licensee or to engage such a replacement for an extended period, our revenues and results of operations could be adversely affected.

Changes in economic conditions may adversely affect our financial condition, results of operations and liquidity.

Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products and the purchase of our products by consumers is largely discretionary. Consumer confidence and discretionary spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs, food costs and other economic factors. A downturn in economic conditions leading to a reduction in consumer confidence and discretionary spending could have a negative effect on our sales and results of operations during the year ending December 31, 2020 and thereafter.

Our global operations expose us to a variety of legal, regulatory, political and economic risks that may adversely impact our results of operations in certain regions.

As a result of our growing international operations, we are subject to risks associated with our operations in international markets as a result of a number of factors, many of which are beyond our control. These risks include, among other things:

•	the challenge of managing broadly dispersed foreign operations;

•	inflationary pressures and economic changes or volatility in foreign economies;

•	the burdens of complying with the laws and regulations of both U.S. and foreign jurisdictions;

•	additional or increased customs duties, tariffs, taxes and other charges on imports or exports;

•	political corruption or instability;

•	geopolitical regional conflicts, terrorist activity, political unrest, civil strife and acts of war;

•	local business practices that do not conform to U.S. legal or ethical guidelines;

•	anti-American sentiment in foreign countries in which we operate;

•	delays in receipts of our products at our distribution centers due to labor unrest, increasing security requirements or other factors at U.S. or foreign ports;

•	significant fluctuations in the value of the dollar against foreign currencies;

•	increased difficulty in protecting our intellectual property in foreign jurisdictions;

•	restrictions on the transfer of funds between the U.S. and foreign nations; and

•	natural disasters or health epidemics in areas in which our businesses, customers, suppliers and licensees are located.

All of these factors could disrupt our operations or limit the countries in which we sell or source our products, significantly increase the cost of operating in or obtaining materials originating from certain countries, result in decreased revenues, and materially and adversely affect our product sales, financial condition and results of operations.

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

Our business is exposed to foreign exchange rate fluctuations.

We make most of our purchases in U.S. dollars. However, we source substantially all of our products overseas, and as such, the cost of these products may be affected by changes in the value of the relevant currencies against the U.S. dollar. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. We use forward foreign exchange contracts to hedge material exposure to adverse changes in foreign exchange rates. However, no hedging strategy can completely insulate us from foreign exchange risk. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our financial statements due to the translation of operating results and financial position of our foreign subsidiaries. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition, results of operations and liquidity.

Changes in tax laws could have an adverse effect upon our financial results.

We are subject to income taxation in various jurisdictions in the United States and numerous foreign jurisdictions. Tax laws and regulations, or their interpretation and application, in any jurisdiction are subject to significant changes. Legislation or other changes in the tax laws of the jurisdictions where we do business could increase our tax liability and adversely affect our after-tax profitability. Adjustments to the incremental provisional tax expense may be made in future periods as actual amounts may differ due to, among other factors, a change in interpretation of the U.S. tax code and related tax accounting guidance, changes in assumptions made in developing these estimates, regulatory guidance that may be issued with respect to the applicable revisions to the U.S. tax code and state tax implications.

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

We are subject to the tax laws and regulations of numerous jurisdictions as a result of our international operations. These tax laws and regulations are highly complex and significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes. We are subject to audit by the taxing authorities in each jurisdiction where we conduct our business and any one of these jurisdictions may assess additional taxes against us as a result of an audit. The final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical tax provisions and accruals. The outcome of any audit or audit-related litigation could have a material adverse effect on our operating results or cash flows in the periods for which that determination is made and may require a restatement of prior financial reports. In addition, future period earnings may be adversely impacted by litigation costs, settlement payments or interest or penalty assessments.

SEC rules relating to “conflict minerals” require us to incur additional expenses and could adversely affect our business.

The SEC has promulgated final rules mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring the disclosure of the use of tantalum, tin, tungsten and gold, known as “conflict minerals,” included in products either manufactured by public companies or as to which public companies have contracted for the manufacture. These rules, adopted in an effort to prevent inadvertent support of armed conflict in the Democratic Republic of Congo and certain adjoining countries (collectively, the “DRC”), require companies to investigate their supply chains to determine whether these minerals are present in their products and, if so, from where the minerals originate. The rules also require disclosure and annual reporting as to whether or not conflict minerals, if used in the manufacture of the products offered, originate from the DRC. We currently require our manufacturers to comply with policies addressing legal and ethical concerns relating to labor, employment, political and social matters, including restrictions on the use of conflict minerals. Violation of these policies by our manufacturers could harm our reputation, disrupt our supply chain or increase our cost of goods sold. Additionally, violation of any of these policies by our manufacturers could cause us to face disqualification as a supplier for our customers and suffer reputational challenges. Due to the complexity of our supply chain, compliance with the rules requires significant efforts from a cross-operational team and diverts our management and personnel and results in potential costs of additional staff. Any of the foregoing could adversely affect our sales, net earnings, business and financial condition and results of operations.

Litigation or other legal proceedings could divert management resources and result in costs that adversely affect our operating results from quarter to quarter.

We are involved in various claims, litigations and other legal and regulatory proceedings and governmental investigations that arise from time to time in the ordinary course of our business. Due to the inherent uncertainties of litigation and such other proceedings and investigations, we cannot predict with accuracy the ultimate outcome of any such matters. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations, and the amount of insurance coverage we maintain to address such matters may be inadequate to cover those claims. In addition, any significant litigation, investigation or proceeding, regardless of its merits, could divert financial and management resources that would otherwise be used to benefit our operations. See Item 3 “Legal Proceedings,” below for additional information regarding legal proceedings in which we are involved.

We extend credit to most of our customers in the United States, and their failure to pay for products shipped to them could adversely affect our financial results.

We sell our products primarily to retail stores across the United States and extend credit based on an evaluation of each customer's financial condition, usually without collateral. Various retailers, including some of our customers, have experienced financial difficulties, which has increased the risk of extending credit to such retailers. Even though we seek to mitigate the risks of extending credit by factoring most of our accounts receivable and obtaining letters of credit for others, if any of our customers were to experience a shortage of liquidity, the risk that the customer's outstanding payables to us would not be paid could cause us to curtail business with the customer or require us to assume more credit risk relating to the customer's account payable.

Our stock price may fluctuate substantially if our operating results are inconsistent with our forecasts or those of analysts who follow us.

The trading price of our common stock periodically may rise or fall based on the accuracy of forecasts of our future performance. One of our primary business objectives is to maximize the long-term strength, growth and profitability of our Company, rather than to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term goal is in our best interests and those of our stockholders. However, we recognize that it may be helpful to our stockholders and potential investors for us to provide guidance as to our quarterly and annual forecast of net sales and earnings. Although we endeavor to provide meaningful and considered guidance at the time it is provided and generally expect to provide updates to our guidance when we report our quarterly results, actual results may differ from our forecasts as the guidance is based on assumptions and expectations that may or may not come to pass. As such, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. If and when we announce actual results that differ from those that we have forecast, the market price of our common stock could be adversely affected. Investors who rely on these forecasts in making investment decisions with respect to our common stock do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in the price of our common stock.

In addition, at any given time outside securities analysts may follow our financial results and issue reports that discuss our historical financial results and their predictions of our future performance. These analysts' predictions are based upon their own opinions and are often different from our own forecasts. Our stock price could decline if our results are below the estimates or expectations of these outside analysts.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our compliance with Section 404 may require us to incur substantial accounting expense and expend significant management efforts. Our failure to maintain effective internal controls could result in a determination by our auditors that a material weakness or significant deficiency exists in our internal controls. Such a determination could result in a loss of investor confidence in the reliability of our financial statements and could require us to restate our quarterly or annual financial statements. These factors could, in turn, negatively affect the price of our common stock.

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

Location	Leased/Owned	Primary Use	Approximate Area Square Feet
Dongguan, China	Leased	Offices and sample production	154,900
Montreal, Canada	Leased	Offices, warehouse	117,400
Long Island City, NY	Leased	Executive offices	111,000
Bellevue, WA	Leased	Offices, Topline	41,500
New York, NY	Leased	Offices and showroom, Accessories	27,200
New York, NY	Leased	Offices and showroom, Schwartz & Benjamin	15,700
Putian City, China	Leased	Offices	13,800
New York, NY	Leased	Showroom	13,400
Costa Mesa, CA	Leased	Offices, BB Dakota	10,500
New York, NY	Leased	Offices and showroom	10,000
Long Island City, NY	Leased	Storage	7,200
León, Mexico	Leased	Offices	6,400
Mexico City, Mexico	Leased	Offices, SM Mexico	5,700
New York, NY	Leased	Offices, BB Dakota	5,300
Kowloon, Hong Kong	Leased	Offices	4,800
Los Angeles, CA	Leased	Offices, BB Dakota	4,800
Brooklyn, NY	Leased	Offices, GREATS	3,800
Los Angeles, CA	Leased	Offices, BB Dakota	3,600
Miami Gardens, FL	Leased	Storage	3,600
Los Angeles, CA	Leased	Showroom, Steven	2,700
Seattle, WA	Leased	Showroom	2,400
Long Island City, NY	Owned	Other	2,200
New York, NY	Leased	Offices	1,000
Mississauga, Canada	Leased	Showroom	1,000
Dallas, TX	Leased	Showroom	1,000

All of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of ten years. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes over the base year. The current terms of our retail store leases expire as follows:

Year	Number of Stores
2020	33
2021	32
2022	44
2023	34
2024	20
2025	25
2026	15
2027	9
2028	6
2029	5
2030	1

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

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
($ in thousands, except share and per share data)

Market Information. Our shares of common stock have traded on the NASDAQ Global Select Market since August 1, 2007 under the trading symbol SHOO and were traded on the NASDAQ National Market prior to that date. The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2019 as reported by the NASDAQ Global Select Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock
2019	High	Low	2018	High	Low
Quarter ended March 31, 2019	$35.38	$29.71	Quarter ended March 31, 2018	$32.85	$27.77
Quarter ended June 30, 2019	$36.87	$29.43	Quarter ended June 30, 2018	$37.00	$28.60
Quarter ended September 30, 2019	$36.82	$28.85	Quarter ended September 30, 2018	$39.30	$34.54
Quarter ended December 31, 2019	$44.80	$33.20	Quarter ended December 31, 2018	$35.56	$27.88

Holders. As of February 26, 2020, there were 171 holders of record and approximately 19,000 beneficial owners of our common stock.

Stock Split. On September 17, 2018, we announced that on September 11, 2018 our Board of Directors declared a three-for-two stock split of our outstanding shares of common stock, effected in the form of a stock dividend on our outstanding common stock. Stockholders of record at the close of business on October 1, 2018 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on that date. The additional shares were distributed on October 11, 2018. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives retroactive effect to this stock split.

Dividends. Beginning in the first quarter of 2018, we began paying a quarterly cash dividend on our outstanding shares of common stock. We currently expect to continue to pay a comparable cash dividend each quarter; however, the payment of future dividends will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.

In October 2019, our Board of Directors declared an increase to the quarterly cash dividend to $0.15 per share on the Company’s outstanding shares of common stock. Our first quarterly dividend of 2020 will be paid on March 27, 2020, to stockholders of record at the close of business on March 17, 2020.

Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2019 is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases of Equity Securities. Our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of our common stock. Most recently, on April 24, 2019, the Board of Directors approved the extension of our Share Repurchase Program for up to $200,000 in repurchases of our common stock, which includes the amount remaining under the prior authorization. The Share Repurchase Program permits us to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in our best interest. During the twelve months ended December 31, 2019, we repurchased an aggregate of 2,381,340 shares of our common stock under the Share Repurchase Program, at a weighted average price per share of $32.76, for an aggregate purchase price of approximately $78,001, which includes the amount remaining under the prior authorization. As of December 31, 2019, approximately $136,959 remained available for future repurchases under the Share Repurchase Program. The following table presents the total number of shares of our common stock, $.0001 par value, purchased by us in the three months ended December 31, 2019, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period, pursuant to our Share Repurchase Program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2019 - 10/31/2019	2,411	$34.84	—	$141,759
11/1/2019 - 11/30/2019	9,114	41.94	—	141,759
12/1/2019 - 12/31/2019	578,284	42.88	112,921	136,959
Total	589,809	$42.83	112,921

(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require participants to remit to us, an amount sufficient to satisfy all or part of the tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2019 in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, in addition to the shares repurchased pursuant to the Share Repurchase Program. Of the total number of shares repurchased by us in the fourth quarter of 2019, 476,888 shares were withheld at an average price per share of $42.91, for an aggregate purchase price of approximately $20,464, in connection with the settlement of vested restricted stock and exercises of stock options to satisfy tax withholding requirements. Excluding the shares withheld in connection with the settlement of vested restricted stock and exercises of stock options, the average price per share was $42.50 in December 2019.

Performance Graph. The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2014, and ending on December 31, 2019, with the cumulative total return on the Russell 2000 Index and a peer group index. In 2016, we decided to remove the S&P 500 Footwear Index and replace it with a peer group index of companies we believe are engaged in similar businesses, because we believe the composition of the new peer group is more representative of our current business. The peer group index consists of six companies: Caleres, Inc., Crocs, Inc., Deckers Outdoor Corporation, Genesco Inc., Skechers U.S.A., Inc. and Wolverine World Wide, Inc.

The comparison assumes that $100 was invested on December 31, 2014 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Steven Madden, Ltd.	$100.00	$94.94	$112.32	$146.72	$144.96	$209.38
Russell 2000 Index	$100.00	$95.59	$115.95	$132.94	$118.30	$148.49
Peer Group	$100.00	$85.75	$86.66	$116.08	$117.28	$163.63

ITEM 6.    SELECTED FINANCIAL DATA
($ in thousands, except share and per share data)

The following selected financial data has been derived from our audited consolidated financial statements. The Income Statement data relating to 2019, 2018 and 2017, and the Balance Sheet data as of December 31, 2019 and 2018 should be read in conjunction with the information provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

	INCOME STATEMENT DATA Year Ended December 31,
	2019	2018	2017	2016	2015
Net sales	$1,768,135	$1,653,609	$1,546,098	$1,399,551	$1,405,239
Commission and licensing fee income	19,022	24,125	20,985	20,301	25,681
Total revenue	1,787,157	1,677,734	1,567,083	1,419,852	1,430,920
Cost of sales	1,101,140	1,037,571	968,357	877,568	904,747
Gross profit	686,017	640,163	598,726	542,284	526,173
Operating expenses	505,153	466,781	427,942	373,108	351,480
Impairment charges	4,050	—	1,000	—	3,045
Income from operations	176,814	173,382	169,784	169,176	171,648
Interest and other income - net	4,412	3,958	2,543	1,824	818
Income before provision for income taxes	181,226	177,340	172,327	171,000	172,466
Provision for income taxes	39,504	46,841	53,189	49,726	58,811
Net income	141,722	130,499	119,138	121,274	113,655
Less: net income attributable to non-controlling interests	411	1,363	1,190	363	717
Net income attributable to Steven Madden, Ltd.	$141,311	$129,136	$117,948	$120,911	$112,938

Basic net income per share	$1.78	$1.58	$1.43	$1.41	$1.28
Diluted net income per share	$1.69	$1.50	$1.36	$1.35	$1.23
Basic weighted average common shares outstanding	79,577	81,664	82,736	85,664	88,496
Effect of dilutive securities - options/restricted stock	4,069	4,433	4,009	3,670	3,217
Diluted weighted average common stock outstanding	83,646	86,097	86,745	89,334	91,713

Cash dividends declared per common share	$0.57	$0.53	$—	$—	$—

	BALANCE SHEET DATA At December 31,
	2019	2018	2017	2016	2015
Total assets	$1,278,647	$1,072,570	$1,057,161	$960,875	$914,385
Working capital	437,608	478,436	438,906	345,544	284,178
Noncurrent liabilities	156,152	33,199	41,617	36,676	60,923
Stockholders' equity	$841,224	$814,682	$808,932	$741,072	$678,663

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

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell branded fashion handbags, apparel and accessories, as well as private label fashion handbags and accessories. We market and sell our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, and online retailers, throughout the United States, Canada, Mexico, Italy and certain other European nations. In addition, our products are marketed through our retail stores and our e-commerce websites within the United States, Canada and Mexico, our joint ventures in Europe, South Africa, Israel, Taiwan and China, and under special distribution arrangements in European territories, the Middle East, South and Central America, Oceania and various countries in Asia. Our product line includes a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

On September 11, 2018, our Board of Directors declared a three-for-two stock split of our outstanding shares of common stock, effected in the form of a stock dividend on our outstanding common stock. Stockholders of record at the close of business on October 1, 2018 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on that date. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. The additional shares were distributed to our stockholders on October 11, 2018. All share and per share data provided herein gives retroactive effect to this stock split.

Our business comprises five distinct segments (Wholesale Footwear, Wholesale Accessories/Apparel, Retail, First Cost and Licensing). Our Wholesale Footwear segment includes the following brands: Steve Madden Women's®, Madden Girl®, Steve Madden Men's®, Madden®, Madden NYC, Report®, Dolce Vita®, DV by Dolce Vita®, Mad Love®, Steven by Steve Madden®, Superga® (under license), Anne Klein® (under license), Betsey Johnson®, Betseyville®, Steve Madden Kids®, Stevies®, Brian Atwood®, GREATS® and Blondo®, and includes our International business and certain private label footwear business. An agreement to license the Kate Spade® trademark was terminated as of December 31, 2019. Our Wholesale Accessories/Apparel segment includes Steve Madden®, Big Buddha®, Madden NYC, Betsey Johnson®, Steven by Steve Madden®, Madden Girl®, Luv Betsey®, Brian Atwood®, DKNY® (under license), Anne Klein® (under license), Jocelyn, Cejon®, BB Dakota® and Cupcakes & Cashmere® (under license) brands and includes our International business and certain private label accessories business. Steven Madden Retail, Inc., our wholly-owned retail subsidiary, that comprises of our Retail segment, operates Steve Madden, Steven, Superga, GREATS and International retail stores, as well as Steve Madden, Superga, Betsey Johnson, Blondo, Dolce Vita, GREATS, BB Dakota and Jocelyn e-commerce websites. The First Cost segment represents activities of a subsidiary that earns commissions for serving as a buying agent for footwear products under private labels for many of the country's large mass-market merchandisers, shoe chains and other value priced retailers. Our Licensing segment is engaged in the licensing of Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, jewelry, watches, eyeglasses, hair accessories, fragrance, umbrellas, bedding and luggage. In addition, we license the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, fragrance and beauty, sleepwear, swimwear, activewear, jewelry, headbands, watches, slippers, bedding and bath, luggage, umbrellas and medical scrubs. We also license the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear and FREEBIRD by Steven® for operation of retail stores.

Acquisitions
On August 9, 2019, we acquired 90% of the outstanding common stock of GREATS Brand, Inc., owner of GREATS, a pioneering digitally native sneaker brand, for an initial payment of $12,829 and a future contingent payment of $5,000 based on the GREATS brand achieving certain EBITA targets. In connection therewith, we recorded a long-term liability of $4,354 as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. The amount of future payments will be determined by GREATS' future performance with no minimum future payment. After the effect of closing adjustments, the purchase price was $16,893, net of cash acquired of approximately $290. The acquisition was funded by cash on hand and adds a new footwear brand with added growth potential to our Company.

On August 12, 2019, we acquired 100% of the outstanding common stock of B.B. Dakota, Inc., owner of BB Dakota, a contemporary women's apparel company, for an initial payment of $24,568 and a future contingent payment on the BB Dakota brand achieving certain EBITDA targets. In connection therewith, we recorded a long-term liability of $4,770 as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. The amount of future payments will be determined by BB Dakota's future performance with no minimum future payment. After the effect of closing adjustments, the purchase price was $29,404 net of cash acquired of approximately $353 and a post working capital adjustment of $419. The acquisition was funded by cash on hand and adds new apparel brands with added growth potential to our Company.

In September 2019, we formed a joint venture with Channelink LLP through its subsidiary, SM Distribution China Co., Ltd. We control all of the significant participating rights and are the majority interest holder in the joint venture.

Dividends
A quarterly cash dividend of $0.14 per share on our outstanding shares of common stock was paid on each of March 29, 2019, June 28, 2019 and September 27, 2019. In October 2019, our Board of Directors declared an increase to the quarterly cash dividend to $0.15 per share on our outstanding shares of common stock. A quarterly cash dividend of $0.15 per share on our outstanding shares of common stock was paid on December 27, 2019. The aggregate cash dividends paid for the quarter ended December 31, 2019 was $12,621. The aggregate cash dividends paid for the twelve months ended December 31, 2019 was $48,426.

Reclassifications
We reclassed commission and licensing fee income into Total Revenue and reclassed its respective expenses into Operating Expenses from previously labeled Commission and Licensing Fee Income - Net on the Company’s Consolidated Statements of Income for all reporting periods.

Key Performance Indicators and Statistics

The following measurements are among the key business indicators reviewed by various members of our management to measure our consolidated and segment results:

•	total revenue

•	gross profit margin

•	operating expenses

•	income from operations

•	adjusted EBITDA

•	adjusted EBIT

•	inventory turnover

•	accounts receivable average collection days

•	cash flow and liquidity determined by our working capital and free cash flow

•	store metrics, such as same store sales, sales per square foot, average unit retail, conversion, average units per transaction, and contribution margin.

While not all of these metrics are disclosed due to the proprietary nature of the information, many of these metrics are disclosed and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-GAAP Financial Measures

Our reported results are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We use adjusted earnings before interest and taxes ("Adjusted EBIT") and adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), as calculated in the table below, as non-GAAP measures, in internal management reporting and planning processes as well as in evaluating the performance of our Company. Management believes these measures are useful to investors in evaluating our ongoing operating and financial results. By providing these non-GAAP measures, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. The non-GAAP financial measures are limited in their usefulness and should be considered in addition to, and not in lieu of, GAAP financial measures. Further, these non-GAAP measures may be unique to our Company, as they may be different from non-GAAP measures used by other companies.

The table below reconciles these metrics to net income as presented in the Consolidated Statements of Income:

	Years Ended December 31,
	2019	2018	2017
($ in thousands)
Net Income	$141,722	$130,499	$119,138
Add back:
Provision for income taxes	39,504	46,841	53,189
Vendor support, bad debt expense, net of recovery and write-off of an unamortized buying agency agreement support payment related to the Payless ShoeSource bankruptcy (in First Cost segment)	10,355	8,507	—
Provision for early lease termination charges and impairment of lease right-of-use asset	5,423	1,693	5,123
Impairment of the Brian Atwood trademark	4,050	—	—
Provision for legal charges and settlements	3,977	2,837	6,713
Acquisition costs	1,120	—	—
Divisional headquarters relocation expenses	669	—	—
Loss related to a termination of a joint venture	544	—	—
Provisions for bad debt expense, net of recovery related to the Payless ShoeSource bankruptcy (in Wholesale Footwear segment)	(1,668)	3,616	5,470
Net benefit in connection with the reversal of a contingent liability partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement	(1,868)	—	—
Schwartz & Benjamin acquisition integration charges and related restructuring	—	2,065	3,639
Charges related to preferred interest investment	—	—	2,700
Impairment of Wild Pair trademark	—	—	1,000
Schwartz & Benjamin acquisition inventory fair value adjustment	—	—	591
Schwartz & Benjamin amendment to the equity purchase agreement	—	—	(10,215)
Deduct:
Interest and other income - net*	4,412	3,958	2,543
Adjusted EBIT	199,416	192,100	184,805
Add back:
Depreciation and amortization	21,119	21,754	20,406
Loss on disposal of fixed assets	920	1,220	1,455
Adjusted EBITDA	$221,455	$215,074	$206,666
(*) Includes realized (losses)/gains on marketable securities and foreign exchange (losses)/gains.

Executive Summary

Total revenue for 2019 increased by 6.5% to $1,787,157 from $1,677,734 in 2018. Total revenue growth was primarily driven by our Wholesale Accessories/Apparel, Footwear and Retail segments, partially offset by a decline in revenue from our First Cost and Licensing segments. Net sales in the Wholesale Footwear segment increased by $53,725, or 5.1%, when compared to the prior year. Net sales in the Wholesale Accessories/Apparel increased by $34,771, or 11.6%, when compared to the prior year. Net sales in the Retail segment increased by $26,030, or 8.8%, when compared to the prior year. First Cost segment revenue decreased by $3,785 or 33.7%, when compared to the prior year. Licensing segment revenue decreased by $1,318, or 10.2%, when compared to the prior year.

Net income attributable to Steven Madden, Ltd. increased 9.4% to $141,311 in 2019 compared to $129,136 in 2018. Our effective tax rate for 2019 decreased to 21.8% compared to 26.4% recorded in 2018. Diluted earnings per share in 2019 increased to $1.69 per share on 83,646 diluted weighted average shares outstanding compared to $1.50 per share on 86,097 diluted weighted average shares outstanding in the prior year.

In our Retail segment, same store sales (sales attributable to those stores, including the e-commerce websites, that were in operation for at least twelve months) increased 6.1%, and sales per square foot decreased to approximately $580 in 2019 compared to sales per square foot of $612 in 2018. As of December 31, 2019, we had 227 stores in operation, compared to 229 stores as of December 31, 2018. This decrease resulted from the closure of 17 full-price stores, 2 outlet stores and 1 e-commerce website partially offset by the opening of 8 full-price stores, 8 outlet stores and 2 e-commerce websites.

Our inventory turnover (calculated on a trailing four quarter average) for both years ended December 31, 2019 and 2018 was 8.1 times. Our total company accounts receivable average collection days were 70 days in 2019 compared to 69 days in 2018. As of December 31, 2019, we had $304,622 in cash, cash equivalents and marketable securities, no short or long-term debt and total stockholders’ equity of $841,224. Working capital decreased to $437,608 as of December 31, 2019, compared to $478,436 on December 31, 2018. The decrease in working capital was primarily the result of the addition of current operating lease liabilities of $38,624 in accordance with our adoption of ASU 2016-02, "Leases" and cash used for our acquisitions, net of cash acquired of $37,173.
Despite significant headwinds from the bankruptcy of Payless ShoeSource and the tariffs implemented on accessories, footwear and apparel from China, we were pleased with our financial results for 2019.
Looking ahead, while we are cautious on the near-term outlook due to additional headwinds from the coronavirus outbreak, China tariffs and the termination of the Kate Spade footwear license, we are confident that the strength of our brands and our business model will enable us to drive earnings growth and shareholder value creation over the long term.

The following table sets forth information on operations for the periods indicated:

	Years Ended December 31, ($ in thousands)
	2019		2018		2017
CONSOLIDATED:
Net sales	$1,768,135	98.9%	$1,653,609	98.6%	$1,546,098	98.7%
Commission and licensing fee income	19,022	1.1%	24,125	1.4%	20,985	1.3%
Total revenue	1,787,157	100.0%	1,677,734	100.0%	1,567,083	100.0%
Cost of sales	1,101,140	61.6%	1,037,571	61.8%	968,357	61.8%
Gross profit	686,017	38.4%	640,163	38.2%	598,726	38.2%
Operating expenses	505,153	28.3%	466,781	27.8%	427,942	27.3%
Impairment charges	4,050	0.2%	—	—%	1,000	0.1%
Income from operations	176,814	9.9%	173,382	10.3%	169,784	10.8%
Interest and other income – net	4,412	0.2%	3,958	0.2%	2,543	0.2%
Income before income taxes	181,226	10.1%	177,340	10.6%	172,327	11.0%
Net income attributable to Steven Madden, Ltd.	$141,311	7.9%	$129,136	7.7%	$117,948	7.5%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$1,112,091	100.0%	$1,058,366	100.0%	$1,017,557	100.0%
Cost of sales	738,504	66.4%	712,457	67.3%	685,190	67.3%
Gross profit	373,587	33.6%	345,909	32.7%	332,367	32.7%
Operating expenses	206,055	18.5%	205,771	19.4%	198,353	19.5%
Impairment charges	4,050	0.4%	—	—%	1,000	0.1%
Income from operations	$163,482	14.7%	$140,138	13.2%	$133,014	13.1%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Net sales	$334,862	100.0%	$300,091	100.0%	$256,295	100.0%
Cost of sales	236,731	70.7%	208,352	69.4%	175,566	68.5%
Gross profit	98,131	29.3%	91,739	30.6%	80,729	31.5%
Operating expenses	75,676	22.6%	64,647	21.5%	57,092	22.3%
Income from operations	$22,455	6.7%	$27,092	9.0%	$23,637	9.2%

RETAIL SEGMENT:
Net sales	$321,182	100.0%	$295,152	100.0%	$272,246	100.0%
Cost of sales	125,905	39.2%	116,762	39.6%	107,601	39.5%
Gross profit	195,277	60.8%	178,390	60.4%	164,645	60.5%
Operating expenses	204,327	63.6%	177,655	60.2%	165,771	60.9%
(Loss)/income from operations	$(9,050)	(2.8)%	$735	0.2%	$(1,126)	(0.4)%
Number of stores	227		229		206

FIRST COST SEGMENT:
Commission fee income	$7,441	100.0%	$11,226	100.0%	$9,493	100.0%
Gross profit	7,441	100.0%	11,226	100.0%	9,493	100.0%
Operating expenses	15,618	209.9%	15,775	140.5%	4,334	45.7%
(Loss)/income from operations	$(8,177)	(109.9)%	$(4,549)	(40.5)%	$5,159	54.3%

LICENSING SEGMENT:
Licensing fee income	$11,581	100.0%	$12,899	100.0%	$11,492	100.0%
Gross profit	11,581	100.0%	12,899	100.0%	11,492	100.0%
Operating expenses	3,477	30.0%	2,933	22.7%	2,392	20.8%
Income from operations	$8,104	70.0%	$9,966	77.3%	$9,100	79.2%

RESULTS OF OPERATIONS
($ in thousands)

Year Ended December 31, 2019 vs. Year Ended December 31, 2018

Consolidated:

Total revenue for the year ended December 31, 2019 increased by 6.5% to $1,787,157 from $1,677,734 for fiscal 2018. Net sales for fiscal 2019 increased by 6.9% to $1,768,135 from $1,653,609 for fiscal 2018. Commission and licensing fee income for fiscal 2019 decreased by 21.2% to $19,022 from $24,125 for fiscal 2018. For the year ended December 31, 2019, gross margin as a percentage of total revenue increased to 38.4% in the current year compared to 38.2% in the prior year. For the year ended 2019, gross margin included a charge of $386 related to a termination of a joint venture. Operating expenses increased in 2019 to $505,153, or 28.3% of total revenue, from $466,781, or 27.8% of total revenue, in 2018. For the years ended 2019 and 2018, operating expenses included certain charges of $18,167 and $18,718, respectively. (See "Non-GAAP Financial Measures" above for a description of these charges.) Excluding these charges, the increase in operating expenses primarily comprised (i) higher payroll and related expenses, (ii) higher warehouse and distribution expenses, (iii) higher marketing expenses, and (iv) higher occupancy related expenses. The effective tax rate for the year ended December 31, 2019 decreased to 21.8% compared to 26.4% in the same period last year primarily due to the year-over-year benefit resulting from the exercising and vesting of share-based awards, a decrease in the state taxes incurred, a decrease in prepaid tax adjustments, and an increase in 2019 pre-tax income in jurisdictions with low tax rates. Net income attributable to Steven Madden, Ltd. for the year ended December 31, 2019 increased to $141,311 compared to $129,136 for the year ended December 31, 2018. Net income attributable to Steven Madden, Ltd. for fiscal 2019 and 2018 included net after-tax charges of $21,449 and $28,574, respectively. In 2019, these net charges included a (i) $8,602 after-tax expense, net of recovery associated with the Payless ShoeSource bankruptcy, (ii) $4,063 after-tax expense in connection with a provision for early lease termination charges and impairment of lease right-of-use asset, (iii) $3,033 after-tax impact of an impairment of the Brian Atwood trademark, (iv) $3,016 after-tax expense for a legal settlement and charges, (v) $2,590 tax expense in connection with deferred tax and other tax adjustments, (vi) $1,399 after-tax net benefit associated with the change in a contingent liability, partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement on December 31, 2019, (vii) $839 after-tax impact expense in connection with the acquisitions of GREATS and BB Dakota brands, (viii) $501 after-tax expense associated with a divisional headquarters relocation, and (ix) $204 after-tax expense related to the termination of a joint venture. In 2018, these charges included a (i) $11,481 after-tax expense, net of recovery associated with the Payless ShoeSource bankruptcy, (ii) $11,137 after tax expense in connection with the Tax Cuts and Jobs Act transition tax and taxing authorities audit and prepaid tax adjustments related to prior years, (iii) $2,478 after-tax expense in connection with a provision for legal and early lease termination charges, (iv) $1,536 after-tax expense in connection with the integration of the Schwartz & Benjamin acquisition and the related restructuring, (v) $1,028 tax expense related to an impairment to the preferred interest investment in Brian Atwood Italia Holding, LLC and (vi) $914 after-tax impact of expense related to a warehouse consolidation. Excluding these net charges, net income attributable to Steven Madden, Ltd. for the year 2019 and 2018 was $162,760 and $157,710, respectively.

Wholesale Footwear Segment:

Revenue generated by the Wholesale Footwear segment was $1,112,091, or 62.2%, and $1,058,366, or 63.1%, of our total revenue for the years ended December 31, 2019 and 2018, respectively. The increase in net revenue is primarily driven by strong growth in our Steve Madden Women's, along with the full year of recognizing revenue for the Anne Klein brand and an increase in our private label business, partially offset by not recognizing sales to Payless ShoeSource in the first half of 2019 compared to the first half of 2018.

Gross profit margin in 2019 was 33.6%, while gross profit margin in 2018 was 32.7%. The increase in gross profit margin of 90 basis points was primarily attributable to strong growth in Steve Madden Women's, along with not recognizing sales to the low-margin Payless ShoeSource customer. Operating expenses increased to $206,055, or 18.5% of revenue, in 2019 compared to $205,771, or 19.4% of revenue, in the same period of 2018. In 2019, operating expenses included a net benefit of $2,750, comprising of a net benefit of $1,868 associated with the change of a contingent liability and the acceleration of amortization related to the termination of the Kate Spade license agreement on December 31, 2019 and a recovery of $1,668 related to the Payless ShoeSource bankruptcy, partially offset by divisional headquarters relocation expenses of $669 and a charge of $117 related to an early lease termination. Also recorded in the Wholesale Footwear segment was a $4,050 impairment charge for the Brian Atwood trademark impacting operating income. In 2018, operating expenses included charges of $8,518, which consisted of $3,616 of bad debt expense related to the Payless ShoeSource bankruptcy, $2,837 related to provisions for legal charges, and $2,065 related to Schwartz & Benjamin acquisition integration charges and related restructuring. Excluding these items, operating expenses increased to $208,805 or 18.8% of net sales, in 2019 compared to $197,253 or 18.6% of net sales in the same period of 2018. The increase in operating expenses primarily resulted from higher payroll and related expenses, warehouse and distribution expenses and other selling expenses associated with higher sales and the addition of the Anne Klein footwear business. Income from operations increased to $163,482 for 2019 compared to $140,138 for 2018. Income from operations, excluding the charges mentioned above, increased to $164,782 for the year ended December 31, 2019 compared to $148,656 for the year ended December 31, 2018.

Wholesale Accessories/Apparel Segment:

Revenue generated by the Wholesale Accessories/Apparel segment accounted for $334,862, or 18.7%, and $300,091, or 17.9%, of total revenue for the years ended December 31, 2019 and 2018, respectively. The increase in revenue was primarily due to growth in our Steve Madden branded handbags, the full year of recognizing sales for the Anne Klein brand, as well as the addition of the BB Dakota apparel business.

Gross profit margin in the Wholesale Accessories/Apparel segment decreased to 29.3% in 2019 from 30.6% in the prior year period. The 1.3% decrease in gross margin resulted from tariffs imposed on accessories when compared to 2018. In the year ended December 31, 2019, operating expenses increased to $75,676, or 22.6% of revenue, compared to $64,647, or 21.5% of revenue, in the year ended December 31, 2018. In 2019, operating expenses included a charge of $513 related to costs in the acquisition of the BB Dakota apparel brand and in 2018, operating expenses included a charge of $1,241 related to a warehouse consolidation. Excluding these charges, operating expenses in 2019 increased to $75,163, or 22.4% of revenue, compared to $63,406, or 21.1% of revenue. The increase primarily resulted from higher payroll related expenses associated with the increase in sales, as well as the addition of the BB Dakota apparel business. Also, contributing to the increase was higher warehouse and distribution expenses, other selling expenses and marketing expenses all based on higher sales volume. Income from operations for the Wholesale Accessories/Apparel segment decreased to $22,455 in 2019 compared to $27,092 in 2018. Income from operations, excluding the charges mentioned above, decreased to $22,968 in 2019 compared to $28,333 in 2018.

Retail Segment:

Revenue generated by the Retail segment accounted for $321,182, or 18.0%, and $295,152, or 17.6%, of total revenue for the years ended December 31, 2019 and 2018, respectively, which represents a $26,030, or 8.8%, increase. The increase in revenue is primarily due to an increase in comparable store sales of 6.1% driven by the significant growth in our e-commerce business. During 2019, we had net closures of 2 stores. The net closures comprised 17 full-price locations, 2 outlet locations and 1 e-commerce website closures, partially offset by the addition of 8 full-price stores, 8 outlets and 2 e-commerce websites, which included the additional stores and e-commerce sites from the acquisition of GREATS and BB Dakota brands. As a result, we had 227 retail stores as of December 31, 2019, compared to 229 stores as of December 31, 2018. The 227 stores currently in operation include 146 Steve Madden® full-price stores, 68 Steve Madden® outlet stores, 2 Steven® stores, 2 GREATS® stores, 1 Superga store and 8 e-commerce websites. In addition, we operated 31 concessions in our international markets. Comparable store sales (sales of those stores, including the e-commerce websites, that were open for all of 2019) for the year ended December 31, 2019 increased 6.1% when compared to the prior year. We exclude new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base. During the year ended December 31, 2019, the gross profit margin increased to 60.8% from 60.4% in 2018 primarily due to higher margins in our e-commerce business partially offset by a loss of $386 related to the termination of a joint venture in China. In 2019, operating expenses increased to $204,327, or 63.6% of revenue, from $177,655, or 60.2% of revenue, in 2018. In 2019, operating expenses included charges of $10,049, which comprised charges of $3,977 related to a legal settlement and charges, $3,423 related to early lease terminations, $1,883 of impairment of lease right-of-use assets, $608 of costs related to the acquisition of the GREATS brand and $158 related to the termination of a joint venture in China. In 2018, operating expenses included a charge $452 related to early lease terminations. Excluding these charges, operating expenses increased to $194,278, or 60.5% of revenue, from $177,203, or 60.0% of revenue, in 2018, primarily due to growth in our e-commerce business, along with the addition of the GREATS brand. For the year ended December 31, 2019, loss from operations for the Retail segment was $9,050 compared to income from operations of $735 in the prior year. Income from operations, excluding the charges mentioned above, increased to $1,385 in 2019 compared to $1,187 in 2018.

First Cost Segment:

Commission fee income generated by the First Cost segment accounted for $7,441, or 0.4%, and $11,226, or 0.7% of total revenue for the years ended December 31, 2019 and 2018, respectively, which represents a $3,785, or 33.7%, decrease. The decrease in commission fee income is primarily due to the Payless ShoeSource bankruptcy that occurred in 2019. Operating expenses slightly decreased to $15,618 in 2019 from $15,775 in 2018. Operating expenses included charges associated with the Payless ShoeSource bankruptcy of $10,355 in 2019 related to vendor support, net recovery of bad debt expenses, and $8,507 in 2018 related to bad debt expenses and write-off of an unamortized buying agency support agreement. Excluding these charges, operating expenses decreased to $5,263 in 2019, compared to $7,268 due to the Payless ShoeSource bankruptcy. Loss from operations was $8,177 for the year ended December 31, 2019 compared to $4,549 in 2018. Income from operations, excluding the charges mentioned above, decreased to $2,178 in 2019 compared to $3,958 in 2018.

Licensing Segment:

Licensing fee income generated by the Licensing segment accounted for $11,581, or 0.6%, and $12,899, or 0.8% of total revenue for the years ended December 31, 2019 and 2018, respectively, which represents a $1,318, or 10.2%, decrease. The decrease in licensing fee income is primarily due to a decrease in royalties in connection with Payless ShoeSource bankruptcy. Operating expenses increased to $3,477 in 2019 from $2,933 in 2018. The increase in operating expenses was primarily due to higher marketing and payroll related expenses. During the year ended December 31, 2019, income for the Licensing segment amounted to $8,104 as compared to the prior year income of $9,966.

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Consolidated:

Total revenue for fiscal 2018 increased by 7.1% to $1,677,734 from $1,567,083 for fiscal 2017, which was attributable to an increase in net sales for fiscal 2018 of 7.0% to $1,653,609 from $1,546,098 for fiscal 2017 and increase in commission and licensing fee income of 15.0% to $24,125 for fiscal 2018 from $20,985 for fiscal 2017. For the year ended December 31, 2018, gross margin as a percentage of total revenue was flat at 38.2% in the current year, when compared to the prior year. Operating expenses increased in 2018 to $466,781, or 27.8% of total revenue, from $427,942, or 27.3% of total revenue, in 2017. For the years ended 2018 and 2017, operating expenses included certain charges of $18,718 and $13,430, respectively. (See "Non-GAAP Financial Measures" above for a description of these charges.) Excluding these charges, the increase in operating expenses primarily comprised (i) higher payroll and related expenses, (ii) higher warehouse and distribution expenses, (iii) legal charges consisting of costs and estimated settlement amounts, (iv) higher occupancy related expenses, (v) higher selling expenses, (vi) higher marketing expenses and (vii) higher consulting expenses. The effective tax rate for the year ended December 31, 2018 decreased to 26.4% compared to 30.9% in the same period last year primarily due to changes to U.S. tax laws impacting us resulting from the Tax Cuts and Jobs Act, partially offset by a prepaid tax adjustment related to prior years. Net income attributable to Steven Madden, Ltd. for the year ended December 31, 2018 increased to $129,136 compared to $117,948 for the year ended December 31, 2017.

Wholesale Footwear Segment:

Revenue generated by the Wholesale Footwear segment was $1,058,366, or 63.1%, and $1,017,557, or 64.9%, of our total revenue for the years ended December 31, 2018 and 2017, respectively. The increase in revenue was primarily driven by strong growth in our Steve Madden and Blondo brands in both domestic and international markets.

Gross profit margin in 2018 was 32.7%, flat from the prior year. Operating expenses increased to $205,771, or 19.4% of revenue, in 2018 compared to $197,722, or 19.4% of revenue, in the same period of 2017. Operating expenses in 2018 included $8,518 of certain charges, which consisted of $3,616 of bad debt expense related to the Payless ShoeSource bankruptcy, $2,837 related to provisions for legal charges, and $2,065 related to Schwartz & Benjamin acquisition integration charges and related restructuring. Operating expenses in 2017 included $8,307 of certain net charges, which consisted of $6,713 related to provisions for legal charges, $5,470 related to bad debt expenses for the Payless ShoeSource bankruptcy, $3,639 related to Schwartz & Benjamin acquisition integration charges and related restructuring, $2,700 related to charges due to preferred interest investment, partially offset by a benefit of $10,215 related to an amendment of the purchase agreement for the acquisition of Schwartz & Benjamin. Excluding these charges, the increase in operating expenses primarily comprised higher payroll and related expenses, and warehouse and distribution expenses. Income from operations before impairment charges increased to $140,138 for the year ended December 31, 2018 compared to $134,645 for the year ended December 31, 2017.

Wholesale Accessories/Apparel Segment:

Revenue generated by the Wholesale Accessories/Apparel segment accounted for $300,091, or 17.9%, and $256,295, or 16.4%, of total Company net sales for the years ended December 31, 2018 and 2017, respectively. The increase in net sales was primarily driven by strong growth in our private label business and our Steve Madden brand, as well as the addition of the Anne Klein handbag business.

Gross profit margin in the Wholesale Accessories/Apparel segment decreased to 30.6% in 2018 from 31.5% in the prior-year period primarily due to sales mix. In the year ended December 31, 2018, operating expenses increased to $64,647, or 21.5% of revenue, compared to $57,092, or 22.3% of revenue, in the year ended December 31, 2017. In 2018, operating expenses included certain charges of $1,241 related to provisions for early lease termination charges. Excluding these charges, operating expenses increased primarily due to higher warehouse and distribution expenses. Income from operations for the Wholesale Accessories/Apparel segment increased to $27,092 in 2018 compared to $23,637 in 2017.

Retail Segment:

Revenue generated by the Retail segment accounted for $295,152, or 17.6%, and $272,246, or 17.4%, of total revenue for the years ended December 31, 2018 and 2017, respectively, which represents a $22,906, or 8.4%, increase, year-over-year. This growth is due to the net addition of 23 stores from the prior year and an increase in comparable store sales of 2.8%. During 2018, we added 23 full-price stores, 5 outlets and 3 e-commerce websites and closed 6 full-price locations and 2 outlet locations. As a result, we had 229 retail stores as of December 31, 2018, compared to 206 stores as of December 31, 2017. The 229 stores in operation at the end of 2018 included 157 Steve Madden full-price stores, 62 Steve Madden outlet stores, 2 Steven stores, 1 Superga store and 7 e-commerce websites. In addition, during 2018, we opened 16 concessions in China, Taiwan and South Africa, and ended the year with 42 company-operated concessions in international markets. Comparable store sales (sales of those stores, including the e-commerce websites, that were open for all of 2018) for the year ended December 31, 2018 increased 2.8% when compared to the prior year. We exclude new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base. During the year ended December 31, 2018, the gross margin slightly decreased to 60.4% from 60.5% in 2017 primarily due to slightly higher promotional activity during 2018 in our full-price retail stores. In 2018, operating expenses increased to $177,655, or 60.2% of revenue, from $165,771, or 60.9% of revenue, in 2017. In 2018 and 2017 operating expenses included $452 and $5,123, respectively, of provisions for early lease termination charges. Excluding these charges, operating expenses increased primarily due to the incremental costs associated with new store openings, such as higher selling costs, payroll and related expenses, warehouse expenses, and occupancy related expenses. For the year ended December 31, 2018, income from operations for the Retail segment was $735 compared to losses from operations of $1,126 in the prior year.

First Cost Segment:

Commission fee income generated by the First Cost segment accounted for $11,226, or 0.7%, and $9,943, or 0.6%, of total revenue for the years ended December 31, 2018 and 2017, respectively, which represents a $1,283, or 12.9%, increase. Operating expenses increased to $15,775 in 2018 from $4,334 in 2017. Operating expenses in 2018 included a charge of $8,507 for provisions for bad debt expense and a write-off of an unamortized buying agency agreement support payment related to the Payless ShoeSource bankruptcy. Operating income decreased to a loss of $4,549 for the year ended December 31, 2018 compared to income of $5,159 in 2017.

Licensing Segment:

Licensing fee income generated by the Licensing segment accounted for $12,899, or 0.8%, and $11,492, or 0.7%, of total revenue for the years ended December 31, 2018 and 2017, respectively, which represents a $1,407, or 12.2%, increase. Operating expenses increased to $2,933 in 2018 from $2,392 in 2017. Operating income increased to $9,966 for the year ended December 31, 2018 compared to the prior year income of $9,100 primarily due to an increase in income from the licensing of the FREEBIRD by Steven brand for operation of retail stores.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

Our primary source of liquidity is cash flows generated from our operations. We use this liquidity primarily to fund our ongoing cash requirements, including working capital requirements, share repurchases, acquisitions, system enhancements, retail store expansion and remodeling, and payment of dividends.

Cash, cash equivalents and short-term investments totaled $304,622 and $266,999 at December 31, 2019 and December 31, 2018, respectively. At December 31, 2019, we held $137,072, or approximately 45%, of our total cash, cash equivalents and short-term investments in our foreign subsidiaries, and at December 31, 2018, we held $198,110, or approximately 74%, in our foreign subsidiaries.

We have a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement provides us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by us or Rosenthal at any time with 60 days’ prior written notice. As of December 31, 2019, we had no borrowings against this credit facility.

As of December 31, 2019, we had working capital of $437,608, cash and cash equivalents of $264,101, and investments in marketable securities of $40,521 and did not have any long-term debt.

We believe that based upon our current financial position and available cash, cash equivalents and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $233,780 in 2019 compared to cash provided by operations of $154,376 in the prior year. The primary sources of cash were net income of $141,722 and decreases in factor account receivables of $24,924, increases in accounts payable, accrued expenses and income taxes payable of $11,036 and prepaid expenses, prepaid tax, deposits and other of $9,466. This source of cash was partially offset by the use of cash as a result of an increase in accounts receivable of $17,837.
INVESTING ACTIVITIES
($ in thousands)

During the year ended December 31, 2019 cash used in investing activities was $27,748, of which we invested $67,935 in marketable securities and received $95,671 from the maturities and sales of securities. We invested in two acquisitions, net of cash of $37,173, and made capital expenditures of $18,311, principally for systems enhancements, leasehold improvements to office and improvements to existing stores and new stores.
FINANCING ACTIVITIES
($ in thousands)
During the year ended December 31, 2019, net cash used in financing activities was $142,178, which primarily consisted of share repurchases of $101,768, and payment of cash dividends of $48,426, partially offset by proceeds from the exercise of stock options of $6,212.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of December 31, 2019 were as follows:

	Payment due by period
Contractual Obligations	Total	2020	2021-2022	2023-2024	2025 and after
Operating lease obligations	$193,914	$46,035	$70,060	$39,700	$38,119
Purchase obligations	62,869	62,869	—	—	—
Future minimum royalty and advertising payments	28,680	8,535	16,520	3,625	—
Transition tax	16,410	1,563	3,126	6,837	4,884
Total	$301,873	$119,002	$89,706	$50,162	$43,003
At December 31, 2019, we had no open letters of credit for the purchase of inventory.
Virtually all of our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a small and growing percentage located in Cambodia, Mexico, Brazil, Italy, India, Vietnam and other European nations. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.

We have employment agreements with our Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating approximately $10,253 in 2020, $9,560 in 2021, $7,776 in 2022 and $7,026 in 2023. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $16,410 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). For further information, refer to Note O to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Excluded from the contractual obligations table above are long-term taxes payable of $1,150 as of December 31, 2019 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
DIVIDENDS
In February 2019, our Board of Directors declared a quarterly cash dividend of $0.14 per share on our outstanding shares of common stock. The dividend was paid on March 29, 2019, to stockholders of record as of the close of business on March 19, 2019. We paid total cash dividends for the three months ended March 31, 2019 of $12,042.
In April 2019, our Board of Directors declared a quarterly cash dividend of $0.14 per share on our outstanding shares of common stock. The dividend was paid on June 28, 2019 to stockholders of record as of the close of business on June 18, 2019. We paid total cash dividends for the three months ended June 30, 2019 of $11,945.

In July 2019, our Board of Directors declared a quarterly cash dividend of $0.14 per share on our outstanding shares of common stock. The dividend was paid on September 27, 2019 to stockholders of record as of the close of business on September 17, 2019. We paid total cash dividends for the three months ended September 30, 2019 of $11,818.

In October 2019, our Board of Directors declared an additional quarterly cash dividend of $0.15 per share on our outstanding shares of common stock. The dividend was paid on December 27, 2019 to stockholders of record as of the close of business on December 16, 2019. We paid total cash dividends for the three months ended December 31, 2019 of $12,621.
The aggregate cash dividends paid for the twelve months ended December 31, 2019 was $48,426.
Our Board of Directors approved a quarterly cash dividend of $0.15 per share in February 2020. The dividend will be paid on March 27, 2020, to stockholders of record at the close of business on March 17, 2020.
Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.
INFLATION

We do not believe that inflation and price changes have had a significant effect on our sales or profitability for the fiscal year ended December 31, 2019 and the prior two fiscal years. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Our estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis, and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our consolidated financial statements: allowance for bad debts; returns and customer chargebacks; inventory valuation; valuation of intangible assets; litigation reserves; and contingent payment liabilities.

Allowances for bad debts. Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on an analysis of the aging of accounts receivable, assessments of collectability based on historical trends, the financial condition of our customers and an evaluation of economic conditions. In general, the actual bad debt losses have historically been within our expectations and the allowances we have established. The reserve against our non-factored trade receivables also includes estimated losses that may result from customers’ inability to pay.
Customer returns and chargebacks. We provide variable consideration to our customers for chargebacks, co-op advertising allowances, discounts, returns and other miscellaneous deductions that relate to the current period. The amount of the consideration for returns, discounts and compliance chargebacks is determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. We evaluate anticipated customer markdowns and advertising chargebacks by reviewing several performance indicators for our major customers. These performance indicators (which include inventory levels at the retail floors, sell through rates and gross margin levels) are analyzed by management to estimate the amount of the anticipated customer allowance. Failure to correctly estimate the amount of the reserve could materially impact our results of operations and financial position.
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
Valuation of intangible assets and goodwill. In accordance with applicable accounting guidance, we test goodwill and intangible assets with indefinite lives at least annually. This accounting guidance also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values and reviewed for impairment in accordance with applicable accounting guidance.
Indefinite-lived intangible assets and goodwill are assessed for impairment by performing a qualitative assessment that evaluates relevant events or circumstances in order to determine whether it is more likely than not that the fair value of an intangible or a reporting unit is less than its carrying amount. Factors considered include historical financial performance, macroeconomic and industry conditions and legal and regulatory environment. If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the fair value of the reporting unit is compared with its carrying amount, and if the fair value of the reporting unit is less than its carrying amount, an impairment is recognized equal to the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount. We perform this annual assessment during our third quarter.
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
Contingent payment liabilities. We have completed acquisitions that require us to make contingent payments to the sellers based on the future financial performance of the acquired businesses over a period from one to six years. The fair value of the contingent payments is estimated using the present value of management's projections of the financial results of the acquired business. Failure to correctly project the financial results of the acquired businesses could materially impact our results of operations and financial position.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)
Our financing arrangements are subject to variable interest rates primarily based on the prime rate and LIBOR. An analysis of our collection agency agreement with Rosenthal can be found in the “Liquidity and Capital Resources” section under Part II, Item 7, and in Note E to the Consolidated Financial Statements included in this Annual Report on Form 10-K under the caption “Factor Receivable.” As of December 31, 2019, we held marketable securities valued at approximately $40,521, which consisted of certificates of deposit. The values of these securities may fluctuate as a result of changes in values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.

We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. Also, our inventory purchases are primarily done in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases that are denominated in foreign currencies we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Notes B and M to the Consolidated Financial Statements.

During 2019, we entered into forward foreign exchange contracts with notional amounts totaling $72,409. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of the year-end. As of December 31, 2019, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $4,591.

In addition, we are exposed to translation risk in connection with our foreign operations in Canada, Mexico, Europe, South Africa, China, Taiwan and Israel because our subsidiaries and joint ventures in these countries utilize the local currency as their functional currency, and those financial results must be translated into U.S. dollars. As currency exchange rates fluctuate, foreign currency exchange rate translation adjustments reflected in our financial statements with respect to our foreign operations affects the comparability of financial results between years.

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

Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2019, of our internal control over financial reporting based on the framework and criteria established in the 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Our independent registered public accounting firm, EisnerAmper LLP, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2019. Their report appears in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2019, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

On February 27, 2020, we issued a press release reporting our financial results for the fiscal quarter and fiscal year ended December 31, 2019, a copy of which is attached as Exhibit 99.01 to this Annual Report.

Our press release on February 27, 2020 also announced that our Board of Directors has declared a quarterly cash dividend of $0.15 per share on our outstanding shares of common stock. The dividend is payable on March 27, 2020, to the stockholders of record as of the close of business on March 17, 2020. The full text of the press release is attached as Exhibit 99.01 to this Annual Report.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits. See the exhibit index included herein.

(b) Financial Statements and Financial Statements Schedules
See Index to Consolidated Financial Statements included herein.

Exhibit Index

2.01
Equity Purchase Agreement, dated January 30, 2017, among the Company, Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC, DANIELBARBARA Enterprises LLC, the Sellers party thereto, and Daniel Schwartz, as agent for the Sellers (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2017)

2.02
First Amendment to Equity Purchase Agreement, dated November 21, 2017, to Equity Purchase Agreement, dated January 30, 2017, among the Company, Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC, DANIELBARBARA Enterprises LLC, the Sellers party thereto, and Daniel Schwartz, as agent for the Sellers (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2017 filed with the SEC on March 1, 2018)

3.01
Certificate of Incorporation of Steven Madden, Ltd., as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed with the SEC on August 5, 2019)

3.02
Amended & Restated By-Laws of Steven Madden, Ltd., as further amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 filed with the SEC on August 4, 2017)

4.01
Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 8, 2013)

10.01
Third Amended and Restated Secured Promissory Note dated as of June 25, 2007 of Steven H. Madden to the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 9, 2012)

10.02
First Allonge to Third Amended and Restated Secured Promissory Note made as of April 8, 2016 between the Company and Steven H. Madden (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 6, 2016)

10.03
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

10.04
Amendment to Collection Agency Agreement dated February 16, 2010 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the SEC on March 12, 2010)

10.05
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.06
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.07
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.08
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.09
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.10
Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.11
Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.12
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2005)

10.13
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2009)

10.14
Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012)

10.15
Third Amendment dated April 8, 2016 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 6, 2016)

10.16
Fourth Amendment dated March 25, 2019 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2019)

10.17
Employment Agreement dated January 1, 1998 between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000 filed with the SEC on March 30, 2001)#

10.18
Amendment No. 1 dated June 29, 2001 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed August 14, 2001)#

10.19
Amendment No. 2 dated October 30, 2002 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 filed with the SEC on November 14, 2002)#

10.20
Amendment No. 3 dated February 1, 2006 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2006)#

10.21
Amendment No. 4 dated October 7, 2009 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 13, 2009)#

10.22
Amendment No. 5 dated February 8, 2012 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)#

10.23
Amendment No. 6 dated February 2, 2015 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)#

10.24
Amendment No. 7 dated as of May 15, 2017 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2017)#

10.25
Amendment No. 8 dated as of April 20, 2018 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2018)#

10.26
Employment Agreement dated April 11, 2017 between the Company and Karla Frieders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2017 filed with the SEC on May 9, 2017)#

10.27
Employment Agreement, dated as of December 31, 2018, between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2019)#

10.28
Employment Agreement dated December 27, 2019 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 3, 2020)#

10.29
Employment Agreement dated December 27, 2019 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 3, 2020)#

10.30
2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), amended by the Board of Directors of the Company on April 5, 2012 and approved and adopted by the Company's stockholders on May 25, 2012 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013)#

10.31
2019 Incentive Compensation Plan, as adopted by the Board of Directors of the Company on February 25, 2019 and approved and adopted by the Company's stockholders on May 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 filed with the SEC on August 5, 2019)#

14.01
Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.01 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2014 filed with the SEC on February 26, 2015)

14.02
Code of Business Conduct and Ethics for the Board of Directors (incorporated by reference to Exhibit 14.02 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2014 filed with the SEC on February 26, 2015)

14.03
Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.03 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2018 filed with the SEC on February 28, 2019)

21.01	Subsidiaries of the Registrant†
23.01	Consent of EisnerAmper LLP†
24.01	Power of Attorney (included on signature page hereto)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
99.01	Press Release, dated February 27, 2020, issued by Steven Madden, Ltd.†
101
The following materials from Steven Madden, Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

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

DATE: March 2, 2020

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

Signature	Title	Date
/S/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	March 2, 2020
Edward R. Rosenfeld
/S/ ARVIND DHARIA	Chief Financial Officer	March 2, 2020
Arvind Dharia
/S/ AMELIA NEWTON VARELA	President and Director	March 2, 2020
Amelia Newton Varela
/S/ PETER MIGLIORINI	Director	March 2, 2020
Peter Migliorini
/S/ RICHARD P. RANDALL	Director	March 2, 2020
Richard P. Randall
/S/ RAVI SACHDEV	Director	March 2, 2020
Ravi Sachdev
/S/ THOMAS H. SCHWARTZ	Director	March 2, 2020
Thomas H. Schwartz
/S/ ROSE LYNCH	Director	March 2, 2020
Rose Lynch
/S/ ROBERT SMITH	Director	March 2, 2020
Robert Smith
/S/ MITCHELL S. KLIPPER	Director	March 2, 2020
Mitchell S. Klipper
/S/ AL FERRARA	Director	March 2, 2020
Al Ferrara

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steven Madden Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Steven Madden Ltd. and Subsidiaries (the “Company") as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes to stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2020 expressed an unqualified opinion.

Adoption of New Accounting Standard

As discussed in Note N to the consolidated financial statements, the Company changed its method for accounting for leases in 2019. As explained below, auditing the Company’s valuation and accounting for leases was a critical audit matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition-variable consideration
As described in Note B to the financial statements, the Company recognizes revenue for the amount it expects to receive from its customers including variable consideration for discounts that the Company expects to grant to customers. Estimating the amount of variable consideration to be recorded as revenue requires management to estimate the ultimate amount of discounts that will be granted to customers.
We identified management’s estimate of variable consideration as a critical audit matter. The evaluation of the uncertainty in the amounts that will ultimately be received from customers for their purchases required significant auditor judgement. Factors that may affect the estimate include expectations for future sales of the product at the customer’s locations, and historical trends in the granting of discounts.
We obtained an understanding of management’s process, evaluated the design, and tested the operating effectiveness of controls over the revenue recognition process, including controls related to the estimation of variable consideration. Our substantive audit procedures also included testing the completeness and accuracy of management’s identification and evaluation of the discounts granted and testing management’s assumptions used in formulating the estimate and testing the accuracy of the Company’s calculation of variable consideration.
Valuation and accounting for leases

As described above and in Note N to the consolidated financial statements, the Company adopted Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASC 842”) on January 1, 2019. In conjunction with the adoption of ASC 842, the Company evaluated the overall accounting implications, including review of contracts and vendor agreements to determine whether such agreements contained a lease. The Company determined its material operating leases consist of approximately 250 retail store and office locations. On the adoption date, the Company recorded $182 million in operating lease assets and $196 million in current and long-term operating lease liabilities on its consolidated balance sheet for existing operating leases. The calculation of the Company’s operating lease assets and liabilities include an estimate of the present value of future lease payments. Management estimated the Company’s incremental borrowing rates used in its present value calculation which required judgement. The incremental borrowing rate is the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

Auditing management’s contract evaluation performed in conjunction with the adoption of ASC 842 was complex and required judgment to analyze the terms within the contracts to determine whether we concurred with management’s evaluation. Further, auditing management’s assessment of its incremental borrowing rate is especially subjective and judgmental as the Company has no outstanding debt nor committed credit facilities, secured or otherwise that would have comparable collateral or similar terms as their underlying retail locations and office space.

Addressing the matter in our audit, we obtained an understanding of management’s processes, evaluated the design, and tested the operating effectiveness of controls over the implementation of ASC 842, including the Company’s controls with regards to the contract evaluation, and review of the methodology, inputs, and assumptions used to determine the incremental borrowing rate. Our substantive audit procedures included, among others, involving specialists to assist in evaluating management’s methodology and assumptions used to determine the Company’s incremental borrowing rate at the date of adoption of ASC 842. The considerations to determine the appropriateness of the Company’s incremental borrowing rate included the Company’s credit rating, current market environment for recent debt transactions, and market data available to support the adjustment required to reflect a collateralized borrowing rate. We obtained and inspected a sample of individual leases to test the completeness and accuracy of the lease inputs and terms used in the Company’s calculation and tested the computational accuracy. Additionally we performed procedures to determine the completeness of the lease population used in the Company’s analysis. We tested a sample of contracts and vendor agreements to determine whether management appropriately evaluated whether such agreements contained a lease. These procedures included, among others, inspecting contracts and vendor agreements, analyzing contractual terms. We also evaluated the Company’s lease disclosures included in Note N in relation to these matters.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 1995.

EISNERAMPER LLP
Iselin, New Jersey
March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steven Madden, Ltd

Opinion on Internal Control over Financial Reporting

We have audited Steven Madden, Ltd. and Subsidiaries’ (the “Company") internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of Steven Madden, Ltd. and Subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP
Iselin, New Jersey
March 2, 2020

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$264,101	$200,031
Accounts receivable, net of allowances of $11,066 and $10,849	38,166	25,057
Factor accounts receivable	216,471	241,395
Inventories	136,896	137,247
Marketable securities – available for sale	40,521	66,968
Prepaid expenses and other current assets	22,066	23,425
Prepaid taxes	658	9,002
Total current assets	718,879	703,125
Note receivable – related party	1,558	1,927
Property and equipment, net	65,504	64,807
Operating lease right-of-use asset	155,700	—
Deferred taxes	—	9,321
Deposits and other	2,948	1,967
Goodwill – net	171,349	148,112
Intangibles – net	162,709	143,311
Total Assets	$1,278,647	$1,072,570
LIABILITIES
Current liabilities:
Accounts payable	$61,706	$79,802
Accrued expenses	169,895	130,592
Operating leases - current portion	38,624	—
Contingent payment liability – current portion	—	3,000
Accrued incentive compensation	11,046	11,295
Total current liabilities	281,271	224,689
Contingent payment liability	9,124	—
Deferred rent	—	15,786
Operating leases - long-term portion	133,172	—
Deferred taxes	5,877	4,041
Other liabilities	7,979	13,372
Total Liabilities	437,423	257,888
Commitments, contingencies and other (Note P)
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—
Common stock – $.0001 par value, 245,000 shares authorized, 132,754 and 131,991 shares issued, 83,520 and 85,715 shares outstanding	6	6
Additional paid-in capital	454,217	424,835
Retained earnings	1,310,406	1,217,521
Accumulated other comprehensive loss	(30,440)	(32,628)
Treasury stock – 49,234 and 46,276 shares at cost	(905,688)	(803,920)
Total Steven Madden, Ltd. stockholders’ equity	828,501	805,814
Noncontrolling interest	12,723	8,868
Total stockholders’ equity	841,224	814,682
Total Liabilities and Stockholders’ Equity	$1,278,647	$1,072,570

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Net sales	$1,768,135	$1,653,609	$1,546,098
Commission and licensing fee income	19,022	24,125	20,985
Total revenue	1,787,157	1,677,734	1,567,083
Cost of sales	1,101,140	1,037,571	968,357
Gross profit	686,017	640,163	598,726
Operating expenses	505,153	466,781	427,942
Impairment charges	4,050	—	1,000
Income from operations	176,814	173,382	169,784
Interest and other income - net	4,412	3,958	2,543
Income before provision for income taxes	181,226	177,340	172,327
Provision for income taxes (Note O)	39,504	46,841	53,189
Net income	141,722	130,499	119,138
Less: net income attributable to noncontrolling interest	411	1,363	1,190
Net income attributable to Steven Madden, Ltd.	$141,311	$129,136	$117,948

Basic net income per share	$1.78	$1.58	$1.43

Diluted net income per share	$1.69	$1.50	$1.36

Basic weighted average common shares outstanding	79,577	81,664	82,736
Effect of dilutive securities – options/restricted stock	4,069	4,433	4,009
Diluted weighted average common shares outstanding	83,646	86,097	86,745

Cash dividends declared per common share	$0.57	$0.53	$—

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	2019
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$141,722
Other comprehensive income:
Foreign currency translation adjustment	$2,885	$—	2,885
(Loss) on cash flow hedging derivatives	(1,387)	333	(1,054)
Unrealized gain on marketable securities	116	(28)	88
Total other comprehensive income	$1,614	$305	1,919

Comprehensive income			143,641
Less: comprehensive income attributable to noncontrolling interests			142
Comprehensive income attributable to Steven Madden, Ltd.			$143,499

	2018
	Pre-tax amounts	Tax (expense)	After-tax amounts
Net income			$130,499
Other comprehensive (loss):
Foreign currency translation adjustment	$(7,983)	$—	(7,983)
Gain on cash flow hedging derivatives	1,150	(276)	874
Unrealized gain on marketable securities	124	(30)	94
Total other comprehensive (loss)	$(6,709)	$(306)	(7,015)

Comprehensive income			123,484
Less: comprehensive income attributable to noncontrolling interests			1,363
Comprehensive income attributable to Steven Madden, Ltd.			$122,121

	2017
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$119,138
Other comprehensive income:
Foreign currency translation adjustment	$6,836	$—	6,836
(Loss) on cash flow hedging derivatives	(1,282)	468	(814)
Unrealized gain on marketable securities	183	(67)	116
Total other comprehensive income	$5,737	$401	6,138

Comprehensive income			125,276
Less: comprehensive income attributable to noncontrolling interests			1,190
Comprehensive income attributable to Steven Madden, Ltd.			$124,086

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2016	90,615	$6	$353,443	$1,017,753	$(31,751)	39,011	$(598,584)	$205	$741,072
Share repurchases	(3,902)	—	—	—	—	3,902	(99,412)	—	(99,412)
Exercise of stock options	983	—	16,433	—	—	—	—	—	16,433
Issuance of restricted stock, net of forfeitures	351	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	20,847	—	—	—	—	—	20,847
Foreign currency translation adjustment	—	—	—	—	6,836	—	—	—	6,836
Unrealized holding gain on securities (net of tax expense of $67)	—	—	—	—	116	—	—	—	116
Cash flow hedge (net of tax benefit of $468)	—	—	—	—	(814)	—	—	—	(814)
Investment of noncontrolling interest	—	—	—	—	—	—	—	4,716	4,716
Net income	—	—	—	117,948	—	—	—	1,190	119,138
Balance - December 31, 2017	88,047	6	390,723	1,135,701	(25,613)	42,913	(697,996)	6,111	808,932
Share repurchases	(3,363)	—	—	—	—	3,363	(105,924)	—	(105,924)
Exercise of stock options	593	—	13,036	—	—	—	—	—	13,036
Issuance of restricted stock, net of forfeitures	438	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	21,076	—	—	—	—	—	21,076
Foreign currency translation adjustment	—	—	—	—	(7,983)	—	—	—	(7,983)
Unrealized holding gain on securities (net of tax expense of $30)	—	—	—	—	94	—	—	—	94
Cash flow hedge (net of tax expense of $276)	—	—	—	—	874	—	—	—	874
Dividends on common stock ($0.53 per share)	—	—	—	(47,316)	—	—	—	—	(47,316)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,183)	(1,183)
Investment of noncontrolling interest	—	—	—	—	—	—	—	2,577	2,577
Net income	—	—	—	129,136	—	—	—	1,363	130,499
Balance - December 31, 2018	85,715	6	424,835	1,217,521	(32,628)	46,276	(803,920)	8,868	814,682
Share repurchases	(2,958)	—	—	—	—	2,958	(101,768)	—	(101,768)
Exercise of stock options	273	—	6,212	—	—	—	—	—	6,212
Issuance of restricted stock, net of forfeitures	490	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	23,170	—	—	—	—	—	23,170
Foreign currency translation adjustment	—	—	—	—	3,154	—	—	(269)	2,885
Unrealized holding gain on securities (net of tax expense of $28)	—	—	—	—	88	—	—	—	88
Cash flow hedge (net of tax benefit of $333)	—	—	—	—	(1,054)	—	—	—	(1,054)
Dividends on common stock ($0.57 per share)	—	—	—	(48,426)	—	—	—	—	(48,426)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,444)	(1,444)
Investment of noncontrolling interest	—	—	—	—	—	—	—	3,248	3,248
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	1,909	1,909
Net income	—	—	—	141,311	—	—	—	411	141,722
Balance - December 31, 2019	83,520	$6	$454,217	$1,310,406	$(30,440)	49,234	$(905,688)	$12,723	$841,224

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$141,722	$130,499	$119,138
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	23,170	21,076	20,847
Depreciation and amortization	21,337	22,482	21,389
Loss on disposal of fixed assets	920	1,220	1,455
Impairment of intangible	4,050	—	1,000
Impairment of lease right-of-use asset	1,883	—	—
Deferred taxes	5,144	(2,512)	(19,274)
Accrued interest on note receivable – related party	(40)	(47)	(54)
Deferred rent (benefit)/expense	—	(247)	1,455
Realized loss/(gain) on sale of marketable securities	5	189	(5)
Change in fair value of contingent liability	—	—	(11,206)
Net benefit in connection with the reversal of a contingent liability partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement	(1,868)	—	—
Provisions for bad debt expense, net of recovery and write-off of an unamortized buying agency agreement support payment associated with the Payless ShoeSource bankruptcies	8,687	12,123	5,470
Changes, net of acquisitions, in:
Accounts receivable	(17,837)	4,966	22,683
Factor accounts receivable	24,924	(39,959)	(57,268)
Notes receivable - related party	409	409	409
Inventories	8,436	(26,923)	21,135
Prepaid expenses, prepaid taxes, deposits and other	9,466	14,633	2,403
Accounts payable and accrued expenses	11,036	21,249	9,501
Accrued incentive compensation	(249)	828	2,507
Lease and other liabilities	(7,415)	(5,610)	16,350
Net cash provided by operating activities	233,780	154,376	157,935

Cash flows from investing activities:
Capital expenditures	(18,311)	(12,450)	(14,775)
Purchases of marketable securities	(67,935)	(77,262)	(61,209)
Proceeds from notes receivable	—	—	221
Maturity/sale of marketable securities	95,671	100,777	79,141
Acquisitions, net of cash acquired	(37,173)	—	(16,795)
Net cash (used in)/provided by investing activities	(27,748)	11,065	(13,417)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,212	13,036	16,433
Investment of noncontrolling interest	3,248	2,577	—
Distribution of noncontrolling interest earnings	(1,444)	(1,183)	—
Payment of contingent liability	—	(7,000)	(7,359)
Common stock purchased for treasury	(101,768)	(105,924)	(99,412)
Cash dividends paid on common stock	(48,426)	(47,316)	—
Net cash (used in) financing activities	(142,178)	(145,810)	(90,338)
Effect of exchange rate changes on cash and cash equivalents	216	(814)	919
Net increase in cash and cash equivalents	64,070	18,817	55,099
Cash and cash equivalents – beginning of year	200,031	181,214	126,115
Cash and cash equivalents – end of year	$264,101	$200,031	$181,214
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$25	$36	$24
Income taxes	$29,552	$37,105	$61,979

See accompanying notes to consolidated financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

Note A – Reclassification

The Company reclassed commission and licensing fee income into Total Revenue and reclassed its respective expenses into Operating Expenses from previously labeled Commission and Licensing Fee Income - Net on the Company’s Consolidated Statements of Income for all reporting periods.

Note B – Summary of Significant Accounting Policies

[1]    Organization:

Steven Madden, Ltd. a Delaware corporation, and its subsidiaries, design, source, market and sell name brand and private label women's, men's and children's shoes, worldwide through its wholesale and retail channels under the Steve Madden Women's, Steve Madden Men's, Madden, Madden Girl, Steven, Superga (under license), GREATS, Dolce Vita and Betsey Johnson brand names and through its wholesale channels under the Stevies, Report, Mad Love and Blondo brand names and, under license, the Anne Klein brand name. An agreement under which the Company licensed the Kate Spade® trademark terminated as of December 31, 2019.

In addition, the Company designs, sources, markets and sells name brand and private label handbags, accessories and apparel to customers worldwide through its Wholesale Accessories/Apparel segment, including the Steve Madden, Big Buddha, Betsey Johnson, Madden Girl, Betseyville, Cejon, Steven by Steve Madden, Luv Betsey, DKNY (under license), BB Dakota, Cupcakes & Cashmere (under license) and Anne Klein (under license) brands. Revenue is generated predominantly through the sale of the Company's brand name and private label merchandise and certain licensed products. At December 31, 2019 and 2018, the Company operated 227 (including 8 e-commerce websites) and 229 (including 7 e-commerce websites) retail stores, respectively. Revenue is subject to seasonal fluctuations. See Note Q for operating segment information.

[2]    Principles of Consolidation:

The consolidated financial statements include the accounts of Steven Madden, Ltd. and its wholly-owned subsidiaries, Steven Madden Retail, Inc., Diva Acquisition Corp., Diva International, Inc., Madden Direct, Inc., Adesso Madden, Inc., Stevies, Inc., Daniel M. Friedman and Associates, Inc., Big Buddha, Inc., the Topline Corporation, Cejon, Inc., SML Holdings S.a.r.l., SML Canada Acquisition Corp., Madden International Ltd., DMF International Ltd., Asean Corporation Ltd., Dolce Vita Holdings, Inc., Trendy Imports S.A de C.V., Comercial Diecesiette S.A. de C.V., Maximus Designer Shoes S.A. de C.V., BA Brand Holdings LLC, BAI Holding, LLC, Mad Love LLC, Schwartz & Benjamin, Inc., B.B. Dakota, Inc. and GREATS Brand, Inc. (collectively the "Company"). The accounts of (i) Dexascope Proprietary Ltd., a joint venture in South Africa in which the Company is the majority owner, (ii) BA Brand Holdings LLC, a joint venture in which the Company is the majority owner, (iii) SPM Shoetrade Holding B.V., a joint venture in certain regions of Europe in which the Company is the majority owner, (iv) SM (Jiangsu) Co., Ltd., a joint venture in which the Company controls all of the significant participating rights, (v) SM Dolce Limited, a joint venture in which the Company is the majority interest holder, (vi) SM Distribution Israel L.P., a joint venture in which the Company is the majority interest holder and (vii) SM Distribution China Co., Ltd., a joint venture in which the Company is the majority interest holder, are included in the consolidated financial statements with the other members' interests reflected in “Net income attributable to noncontrolling interest” in the Consolidated Statements of Income and “Noncontrolling interest” in the Consolidated Balance Sheets. All intercompany balances and transactions have been eliminated. Certain reclassifications were made to prior years' amounts to conform to the 2019 presentation.

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
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

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

[4]    Cash Equivalents:

Cash equivalents at December 31, 2019 and 2018 amounted to approximately $107,535 and $77,050, respectively, and consisted of money market accounts. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

[5]    Marketable Securities:

Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to four years at the time of purchase. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income/(loss). Amortization of premiums and discounts is included in interest income. These securities are classified as current and non-current marketable securities based upon their maturities. As of December 31, 2019, all bonds previously held by the Company reached maturity. For the years ended December 31, 2019 and 2018, the amortization of bond premiums totaled $218 and $728, respectively. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk. The schedule of maturities at December 31, 2019 and 2018 is as follows:

	Maturities as of December 31, 2019		Maturities as of December 31, 2018
	1 Year or Less	1 to 4 Years	1 Year or Less	1 to 4 Years
Corporate bonds	$—	$—	$24,617	$—
Certificates of deposit	40,521	—	42,351	—
Total	$40,521	$—	$66,968	$—

For the year ended December 31, 2019, losses of $5 were reclassified from accumulated other comprehensive income and recognized in the Consolidated Statements of Income in interest and other income as compared to losses of $189 for the year ended December 31, 2018. As of December 31, 2019, there were no unrealized gains or losses, because all bonds previously held by the Company reached maturity. At December 31, 2018, current marketable securities included unrealized losses of $67 and no non-current marketable securities were held by the Company.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

[8]    Goodwill and Intangible Assets:

The Company's goodwill and indefinite-lived intangible assets are not amortized; rather they are tested for impairment on an annual basis, or more often if events or circumstances change that could cause these assets to become impaired.

In accordance with applicable accounting guidance, indefinite-lived intangible assets and goodwill are assessed for impairment by performing a qualitative assessment that evaluates relevant events or circumstances in order to determine whether it is more likely than not that the fair value of an intangible asset or reporting unit is less than its carrying amount. The factors that are considered include historical financial performance, macroeconomic and industry conditions and legal and regulatory environment. If it is more likely than not that the fair value of the intangible asset or reporting unit is less than its carrying amount, the fair value of the intangible asset or reporting unit is compared with its carrying amount, and if the fair value of the intangible asset or reporting unit is less than its carrying amount, an impairment is recognized equal to the amount by which the carrying value of the intangible asset or reporting unit exceeds its fair value, not to exceed the carrying amount. During the fourth quarter of 2017, the Company recognized an impairment charge of $1,000 related to the Wild Pair trademark. The impairment was triggered by a loss of future anticipated cash flows. In addition, in the second quarter of 2019, the Company recognized an impairment charge of $4,050 related to the Brian Atwood trademark. The impairment was triggered by the Company's decision to discontinue distribution of the brand. The Company completed its annual impairment tests on goodwill and its remaining indefinite-lived intangible assets during the third quarter of 2019, and no other impairments were recognized.

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment when there is a triggering event. The Company is currently amortizing its acquired intangible assets with definite useful lives over periods typically from two to twenty years using the straight-line method.

[9]    Net Income Per Share of Common Stock:

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,427,000, 5,137,000 and 5,876,000 shares for the years ended December 31, 2019, 2018 and 2017, respectively. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the years ended December 31, 2019, 2018 and 2017, options to purchase approximately 5,000, 45,000 and 14,000 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the years ended December 31, 2019, 2018 and 2017, all unvested restricted stock awards were dilutive.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

[10]    Comprehensive Loss:

Comprehensive loss is the total of net earnings and all other non-owner changes in equity. Comprehensive loss for the Company includes net income, foreign currency translation adjustments, cash flow hedging and unrealized gains and losses on marketable securities. The accumulated balances for each component of other comprehensive loss attributable to the Company are as follows:

	2019	2018
Currency translation adjustment	$(29,636)	$(33,091)
Cash flow hedges, net of tax	(804)	530
Unrealized loss on securities, net of tax	—	(67)
Accumulated other comprehensive loss	$(30,440)	$(32,628)

[11]    Advertising Costs:

The Company expenses costs of print, radio and billboard advertisements as incurred. Advertising expenses included in operating expenses amounted to approximately $30,165 in 2019, $21,921 in 2018 and $19,629 in 2017.

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

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Most of the Company’s revenue is recognized at a point in time when product is shipped to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration mainly includes markdown allowances, co-op advertising programs and product returns. The revenue recognition for the Company's segments are described below (see Note Q for disaggregated revenue amounts by segment).

A. Disaggregation of Revenue

Wholesale Sales Segments. The Company generates revenue through the design, sourcing and sale of branded footwear, accessories and apparel to both domestic and international customers who, in turn, sell the products to the consumer. The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which occurs upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale. The Company's revenue associated with its branded footwear, accessories and apparel products is recognized at a point in time when product is shipped to the customer. The Company also generates revenue through the design, sourcing and sale of private label footwear and accessories to both domestic and international customers who brand the products and sell them to the consumer. The Company's revenue associated with private label footwear and accessories products is recognized at a point in time when product is physically delivered to the customer's freight forwarder.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

Retail Segment. The Company owns and operates 227 retail stores throughout the United States, Canada, Mexico, South Africa, Israel and China, including 8 e-commerce sites. The Company generates revenue through the sale of branded footwear and accessories directly to the consumer. The Company's revenue associated with Retail segment sales is recognized at the time of the point of sale when the customer takes control of the goods and payment is received.

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

Rights of Return

The Company’s Retail segment accepts returns within 30 days from the date of sale for unworn merchandise that the Company is able to re-sell through the channel. The Company does not accept returns as a normal business practice from its branded and private label wholesale customers except for its cold weather accessories business and its Blondo and Kate Spade brands product lines. The Company estimates returns based on historical experience and current market conditions. Such amounts have historically not been material.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

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

[13]    Taxes Collected from Customers:

The Company accounts for certain taxes collected from its customers in accordance with the accounting guidance that permits companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). Taxes within the scope of this accounting guidance would include taxes that are imposed on a revenue transaction between a seller and a customer, such as sales taxes, use taxes, value-added taxes and some types of excise taxes. The Company records all taxes on a net basis.

[14]    Cost of Sales:

All costs incurred to bring finished products to the Company’s distribution center or to the customers’ freight forwarder and, in the Retail segment, the costs to bring products to the Company’s stores are included in the cost of sales line on the Consolidated Statements of Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duty, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale segments and freight to customers, if any, are included in the operating expenses line item of the Company’s Consolidated Statements of Income. The Company’s gross margins may not be comparable to those of other companies in the industry because some companies may include warehouse and distribution costs, as well as other costs excluded from cost of sales by the Company, as a component of cost of sales, while other companies report on the same basis as the Company and include them in operating expenses.

[15]    Warehouse and Shipping Costs:

The Company includes all warehouse and shipping costs for the Wholesale segments in the operating expenses line on the Consolidated Statements of Income. For the years ended December 31, 2019, 2018 and 2017, the total warehouse and distribution costs included in operating expenses were $58,019, $47,812 and $41,369, respectively. Since the Company's standard terms of sales are “FOB Steve Madden warehouse,” the Company's wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the operating expenses line item in the Consolidated Statements of Income.

[16]    Employee Benefit Plan:

The Company maintains a tax-qualified 401(k) plan, which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company made discretionary matching contributions of 50% of employees' contributions up to a maximum of 6% of employees' compensation, which vest to the employees over a period of time. Total matching contributions to the plan for 2019, 2018 and 2017 were approximately $2,048, $1,893 and $1,819, respectively.

[17]    Derivative Instruments:

The Company uses derivative instruments to manage its exposure to cash-flow variability from foreign currency risk. Derivatives are carried on the balance sheet at fair value and included in prepaid expenses and other current assets or accrued expenses. The Company applies cash flow hedge accounting for its derivative instruments. Net derivative gains and losses attributable to derivatives subject to cash flow hedge accounting reside in accumulated other comprehensive

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

income/(loss) and will be reclassified to earnings in future periods as the economic transactions to which the derivatives relate affect earnings. See Note M - Derivative Instruments.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. See Note O - Income Taxes.

[19]    Share-based Compensation:

The Company recognizes expense related to share-based payment transactions in which it receives employee services in exchange for equity instruments of the Company. Share-based compensation cost for restricted stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant. Share-based compensation cost for stock options is measured at the grant date, based on the fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, estimated expected life and interest rates. The Company recognizes share-based compensation cost over the award’s requisite service period. The Company recognizes a benefit from share-based compensation in operating expenses in the Consolidated Statements of Income if an incremental tax benefit is realized. See Note J - Equity- Based Compensation.

Note C – Stock Split

On September 17, 2018, the Company announced that on September 11, 2018 its Board of Directors declared a three-for-two stock split of the Company's outstanding shares of common stock, effected in the form of a stock dividend on the Company's outstanding common stock. Stockholders of record at the close of business on October 1, 2018 received one additional share of Steven Madden, Ltd. common stock for every two shares of common stock owned on that date. The additional shares were distributed on October 11, 2018. Stockholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided herein gives retroactive effect to this stock split.

Note D – Acquisitions

GREATS Brand, Inc.

On August 9, 2019, the Company acquired 90% of the outstanding common stock of GREATS Brand, Inc., owner of GREATS, a pioneering digitally native sneaker brand, for an initial payment of $12,829 and a future contingent payment of $5,000 based on the GREATS brand achieving certain EBITA targets. In connection therewith, the Company recorded a long-term liability of $4,354 as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. The amount of future payments will be determined by GREATS' future performance with no minimum future payment. After the effect of closing adjustments, the purchase price was $16,893, net of cash acquired of approximately $290. The acquisition was funded by cash on hand and adds a new footwear brand with added growth potential to the Company.
The results of the GREATS brand have been included in the consolidated financial statements since the date of acquisition within the U.S. location of the Retail segment.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the August 9, 2019 acquisition date:

Cash	$290
Accounts receivable	41
Inventory	1,387
Prepaid and other assets	6,447
Fixed assets	200
Trademark (1)	13,590
Customer relationships (2)	1,140
Accounts payable	(1,963)
Accrued expenses	(1,168)
Deferred tax liabilities long-term	(3,463)
Noncontrolling interest	(1,909)
Total fair value excluding goodwill	14,592
Goodwill	2,591
Net assets acquired	$17,183

(1) Trademark is indefinitely lived.
(2) Customer relationships will be amortized over 20 years.

B.B. Dakota, Inc.

On August 12, 2019, the Company acquired 100% of the outstanding common stock of B.B. Dakota, Inc., owner of BB Dakota, a contemporary women's apparel company, for an initial payment of $24,568 and a future contingent payment on the BB Dakota brand achieving certain EBITDA targets. In connection therewith, the Company recorded a long-term liability of $4,770 as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. The amount of future payments will be determined by BB Dakota's future performance with no minimum future payment. After the effect of closing adjustments, the purchase price was $29,404, net of cash acquired of approximately $353 and a post-closing working capital adjustment of $419. The acquisition was funded by cash on hand and adds new apparel brands with added growth potential to the Company.
The results of the BB Dakota brand have been included in the consolidated financial statements since the date of acquisition within the U.S. location of the Wholesale Accessories/Apparel segment.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the August 12, 2019 acquisition date:

Cash	$353
Accounts receivable	4,419
Inventory	6,696
Prepaid and other assets	855
Fixed assets	382
Trademark (1)	9,670
Customer relationships (2)	2,530
Accounts payable	(2,885)
Accrued expenses	(2,893)
Deferred tax liabilities long-term	(2,735)
Total fair value excluding goodwill	16,392
Goodwill	13,365
Net assets acquired	$29,757

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

SM Distribution China Co., Ltd.

In September 2019, the Company formed SM Distribution China Co., Ltd. ("SM China"), a joint venture with Channelink LLP through its subsidiary. The Company is 51% interest holder in SM China and controls all of the significant participating rights of the joint venture. SM China is the exclusive distributor of the Company's products in China. Because the Company controls all of the significant participating rights of the joint venture and is the majority interest holder in SM China, the assets, liabilities and results of operations of the joint venture are consolidated and included in the Company’s consolidated financial statements. The other member's interest is reflected in “Net income attributable to noncontrolling interest” in the Consolidated Statements of Income and “Noncontrolling interest” in the Consolidated Balance Sheets.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

Note E – Factor Receivable
The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement can be terminated by the Company or Rosenthal at any time upon 60 days' prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to 85% of aggregate receivables submitted to Rosenthal. The agreement provides the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of December 31, 2019 and 2018, no borrowings were outstanding under the credit facility and there were no open letters of credit. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to the Company's private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it, and to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations.
Note F – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steven Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock. The loan, as amended, is secured by non-company securities held in Mr. Madden's brokerage account. The Company has agreed to forgive a portion of the note as long as Mr. Madden remains an employee of the Company through the note's maturity on December 31, 2023. For the years ended December 31, 2019, 2018 and 2017 the Company also recorded a charge in the amount of $409 for each year, respectively, to write-off the required one-tenth of the principal amount of the secured promissory note, which was partially offset by imputed interest income of $40, $47 and $55, respectively.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

The Company’s financial assets and liabilities, subject to fair value measurements, as of December 31, 2019 and 2018 are as follows:

		December 31, 2019
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$107,535	$107,535	$—	$—
Current marketable securities – available for sale	40,521	40,521	—	—
Total assets	$148,056	$148,056	$—	$—
Liabilities:
Contingent consideration	$9,124	$—	$—	$9,124
Forward contracts	495	—	495	—
Total liabilities	$9,619	$—	$495	$9,124

		December 31, 2018
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$77,050	$77,050	$—	$—
Current marketable securities – available for sale	66,968	66,968	—	—
Forward contracts	707	—	707	—
Total assets	$144,725	$144,018	$707	$—
Liabilities:
Contingent consideration	$3,000	$—	$—	$3,000
Total liabilities	$3,000	$—	$—	$3,000

Our level 3 balance consists of contingent consideration related to acquisitions. The changes in our level 3 liabilities for the years ended December 31, 2019 and 2018 are as follows:

	Balance at January 1,	Payments	Acquisitions	Change in estimate	Balance at December 31,
2019
Liabilities:
Contingent consideration	$3,000	—	9,124	(3,000)	$9,124

2018
Liabilities:
Contingent consideration	$10,000	(7,000)	—	—	$3,000

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows (see Note M - Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

The Company recorded a $4,354 liability for potential contingent consideration in connection with the August 9, 2019 acquisition of GREATS Brand, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of GREATS Brand, Inc., earn-out payments are based on EBIT performance. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of GREATS Brand, Inc. during the earn-out period.

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

The Company recorded a liability for potential contingent consideration in connection with the January 30, 2017 acquisition of Schwartz & Benjamin. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of Schwartz & Benjamin during the earn-out period. An earn-out payment in the aggregate amount of $7,000 was paid to the sellers of Schwartz & Benjamin in the first quarter of 2018, leaving a remaining balance of $3,000 at December 31, 2018. In the first quarter of 2019, the Company reversed the $3,000 balance, because it will not be paid due to the termination of the Kate Spade license agreement held by Schwartz & Benjamin as of December 31, 2019.

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

Note H - Property and Equipment
The major classes of assets and total accumulated depreciation and amortization are as follows:

		December 31,
	Average Useful Life	2019	2018
Land and building		$947	$767
Leasehold improvements		91,341	84,512
Machinery and equipment	10 years	6,597	7,098
Furniture and fixtures	5 years	11,972	9,039
Computer equipment and software	3 to 5 years	65,093	58,089
		175,950	159,505
Less accumulated depreciation and amortization		(110,446)	(94,698)
Property and equipment - net		$65,504	$64,807

Depreciation and amortization expense related to property and equipment included in operating expenses amounted to approximately $15,993 in 2019, $16,036 in 2018 and $15,160 in 2017.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

Note I – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of December 31, 2019 and 2018:

	Wholesale
	Footwear	Accessories/Apparel	Retail	Net Carrying Amount
Balance at January 1, 2018	$84,862	$49,324	$14,352	$148,538
Translation and other	(311)	—	(115)	(426)
Balance at December 31, 2018	84,551	49,324	14,237	148,112
Acquisitions	—	11,955	4,644	16,599
Purchase accounting adjustment	—	1,409	(2,053)	(644)
Translation and other	7,021	—	261	7,282
Balance at December 31, 2019	$91,572	$62,688	$17,089	$171,349

The following tables detail identifiable intangible assets as of December 31, 2019 and 2018:

	2019
	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$8,770	$8,418	$—	$352
Customer relationships	10-20 years	43,880	24,409	—	19,471
Non-compete agreement	5 years	455	455	—	—
Re-acquired right	2 years	4,200	4,200	—	—
		57,305	37,482	—	19,823
Re-acquired right	indefinite	35,200	8,299	—	26,901
Trademarks	indefinite	120,035	—	4,050	115,985
		$212,540	$45,781	$4,050	$162,709

(1) Includes the effect of foreign currency translation related primarily to the movement of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

(2) An impairment charge of $4,050 was recorded in the second quarter of 2019 related to the Company's Brian Atwood trademark. The impairment was triggered by the Company's decision to discontinue distribution of the brand as the Company explores alternatives.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

	2018
	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$9,220	$6,582	$—	$2,638
Customer relationships	10-20 years	47,019	28,049	—	18,970
License agreements	3–6 years	5,600	5,600	—	—
Non-compete agreement	5 years	2,440	2,440	—	—
Re-acquired right	2 years	4,200	4,200	—	—
Other	3 years	14	14	—	—
		68,493	46,885	—	21,608
Re-acquired right	indefinite	35,200	9,785	—	25,415
Trademarks	indefinite	100,333	—	4,045	96,288
		$204,026	$56,670	$4,045	$143,311

(1) Includes the effect of foreign currency translation related primarily to the movement of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

(2) Impairment charges related to the Wild Pair trademark.

The amortization of intangible assets amounted to $6,258 for 2019, $5,718 for 2018 and $5,245 for 2017 and is included in operating expenses on the Company's Consolidated Statements of Income. The estimated future amortization expense for intangibles as of December 31, 2019 is as follows:

2020	$2,913
2021	2,236
2022	1,802
2023	1,802
2024	1,802
Thereafter	9,268
Total	$19,823

Note J – Equity-Based Compensation

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

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(483,185)
Common stock available for grant of stock-based awards as of December 31, 2019	10,516,815

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

For the years ended December 31, 2019, 2018 and 2017, total equity-based compensation was as follows:

	Years Ended December 31,
	2019	2018	2017
Restricted stock	$19,143	$16,720	$16,616
Stock options	4,027	4,356	4,231
Total	$23,170	$21,076	$20,847

Equity-based compensation is included in operating expenses on the Company’s Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
	2019	2018	2017
Proceeds from stock options exercised	$6,212	$13,036	$16,433
Intrinsic value of stock options exercised	$4,268	$6,841	$9,936

During the years ended December 31, 2019, 2018 and 2017, options to purchase approximately 738,903 shares of common stock with a weighted average exercise price of $28.20, 773,351 options with a weighted average exercise price of $26.38 and 614,283 options with a weighted average exercise price of $22.68 vested, respectively. As of December 31, 2019, there were unvested options relating to 1,171,934 shares of common stock outstanding with a total of $4,982 of unrecognized compensation cost and an average vesting period of 2.0 years.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during 2019, 2018 and 2017:

	2019	2018	2017
Volatility	32.0% to 39.6%	25.1% to 33.2%	23.0% to 26.4%
Risk free interest rate	1.6% to 2.5%	2.1% to 2.9%	1.5% to 2.0%
Expected life in years	1.0 to 5.0	3.0 to 5.0	3.0 to 5.0
Dividend yield	1.6%	1.7%	0.0%
Weighted average fair value	$5.38	$6.75	$5.94

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

Activity relating to stock options granted under the Company’s plans and outside the plans during the three years ended December 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,249,000	$19.81
Granted	1,593,000	25.03
Exercised	(983,000)	16.49
Forfeited	(13,000)	23.49
Outstanding at December 31, 2017	2,846,000	23.87
Granted	585,000	32.39
Exercised	(593,000)	22.04
Forfeited	(23,000)	22.59
Outstanding at December 31, 2018	2,815,000	26.03
Granted	272,000	30.93
Exercised	(273,000)	22.77
Forfeited	(12,000)	20.17
Outstanding at December 31, 2019	2,802,000	$26.85	4.1	$45,284
Exercisable at December 31, 2019	1,630,000	$27.02	3.7	$26,069

The following table summarizes information about stock options at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$19.59 to $23.91	468,000	2.2	$22.79	347,000	$22.54
$23.92 to $28.24	1,474,000	4.1	25.18	775,000	25.43
$28.25 to $32.57	557,000	5.7	29.81	275,000	29.58
$32.58 to $36.90	291,000	3.9	35.55	233,000	35.93
$36.91 to $41.23	12,000	6.5	41.18	—	—
	2,802,000	4.1	$26.85	1,630,000	$27.02

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

Restricted Stock

The following table summarizes restricted stock activity during the three years ended December 31, 2019:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2017	6,287,000	$17.29
Granted	413,000	25.11
Vested	(762,000)	20.39
Forfeited	(62,000)	23.65
Outstanding at December 31, 2017	5,876,000	17.37
Granted	509,000	31.70
Vested	(1,177,000)	18.44
Forfeited	(71,000)	25.61
Outstanding at December 31, 2018	5,137,000	18.42
Granted	633,000	32.64
Vested	(1,200,000)	19.40
Forfeited	(143,000)	28.61
Outstanding at December 31, 2019	4,427,000	$19.84

As of December 31, 2019, the Company had $57,134 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.96 years.

The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant. The fair value of the restricted stock that vested during the years ended December 31, 2019, 2018 and 2017 was $23,263, $36,122 and $21,549, respectively.

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment of Mr. Madden’s existing employment agreement, pursuant to which, on February 8, 2012, Mr. Madden was granted 2,194,586 restricted shares of the Company’s common stock at the then market price of $18.23, which will vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. On June 30, 2012, Mr. Madden exercised his right under his employment agreement to receive an additional restricted stock award, and on July 3, 2012, he was granted 2,840,013 restricted shares of the Company's common stock at the then market price of $14.09, which vests in equal annual installments over a six-year period commencing on December 31, 2018 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. On March 1, 2017, pursuant to his employment agreement, Mr. Madden was granted an option to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $24.90 per share, which option is exercisable in equal annual installments over a five-year period commencing on the first anniversary of the grant date.

On March 25, 2019, pursuant to an amendment of the employment agreement between the Company and its Creative and Design Chief, Steven Madden, which effected the extension of the term of the agreement for three years through December 31, 2026, Mr. Madden was granted 200,000 restricted shares of the Company's common stock. The restricted stock award will vest in three nearly equal annual installments commencing on December 31, 2024. On August 19, 2019, pursuant to his employment agreement with the Company, Mr. Madden was granted an option to purchase 225,000 shares of the Company's common stock at an exercise price of $30.14 per share, which option will vest in four equal installments commencing on November 19, 2019 and ending on June 30,

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

2020. As of December 31, 2019, Mr. Madden has unvested options to purchase 843,750 shares of the Company's common stock and 3,347,390 restricted shares of the Company's common stock.

Note K - Preferred Stock
The Company has authorized 5,000,000 shares of preferred stock. The Board of Directors has designated 60,000 shares of such preferred stock as Series A Junior Participating Preferred Stock (“Series A Preferred”). Holders of the shares of Series A Preferred are entitled to dividends equal to 1,000 times dividends declared or paid on the Company's common stock. Each share of Series A Preferred entitles the holder to 1,000 votes on all matters submitted to the holders of common stock. The Series A Preferred has a liquidation preference of $1,000 per share and is not redeemable by the Company. No shares of preferred stock have been issued.

Note L - Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. Most recently, on April 24, 2019, the Board of Directors approved the extension of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which includes the amount remaining under the prior authorization. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the twelve months ended December 31, 2019, an aggregate of 2,381,340 shares of the Company's common stock were repurchased under the Share Repurchase Program, at a weighted average price per share of $32.76, for an aggregate purchase price of approximately $78,001, which includes the amount remaining under the prior authorization. As of December 31, 2019, approximately $136,959 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. 2019 Incentive Compensation Plan provides the Company with the right to deduct or withhold, or require participants to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation. During the twelve months ended December 31, 2019, an aggregate of 577,413 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, at an average price per share of $41.16, for an aggregate purchase price of approximately $23,767.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

Note M - Derivative Instruments
The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of December 31, 2019, the fair value of the Company's foreign currency derivatives, which is included on the Consolidated Balance Sheets in other liabilities, is $495. As of December 31, 2019 and 2018, the Company's hedging activities were considered effective and, thus, no ineffectiveness from hedging activities was recognized in the Consolidated Statements of Income. The following table presents the pre-tax amounts from derivative instruments affecting income and other comprehensive income ("OCI") for the years ended December 31, 2019, 2018 and 2017, respectively:

Cash Flow Hedges
Forward Contracts:	Location of Gain or Loss Recognized in Net Income on Derivative	Gain/(Loss) Recognized in Accumulated OCI	Gain/(Loss) Reclassified into Income From Accumulated OCI
2019	Cost of Sales	$(454)	$(10)
2018	Cost of Sales	748	(39)
2017	Cost of Sales	(802)	(57)

Note N - Leases
During the first quarter 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of January 1, 2019. Upon adoption the Company recorded $194,100 for right-of-use asset and $209,000 for lease liabilities. The Company did not apply the new standard to comparative periods and therefore, those amounts are not presented below.
The Company elected the package of three practical expedients. As such, the Company did not reassess whether expired or existing contracts are or contain a lease and did not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company did not elect the hindsight practical expedient or the land easement practical expedient, neither of which are applicable to the Company. Also, the Company has elected to take the practical expedient to not separate lease and non-lease components for all asset classes.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

Lease Position
The table below presents the lease-related assets and liabilities recorded on the balance sheet as of December 31, 2019:

	Classification on the Balance Sheet	December 31, 2019
Assets
Noncurrent (1)	Operating lease right-of-use asset	$155,700

Liabilities
Current	Operating leases - current portion	$38,624
Noncurrent	Operating leases - long-term portion	133,172
Total operating lease liabilities		$171,796

Weighted-average remaining lease term		5.5 years
Weighted-average discount rate (2)		4.4%
(1) During the third quarter of 2019, the Company recorded a pre-tax charge related to the right-of-use asset of $1,883.
(2) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Lease Costs
 The table below presents certain information related to lease costs for the year ended December 31, 2019:

Operating lease cost	$48,387
Short-term lease cost	239
Less: sublease income	644
Total lease cost	$47,982

Other Information
The table below presents supplemental cash flow information related to leases for the year ended December 31, 2019:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$46,324

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the balance sheet as of December 31, 2019:

2020	$46,035
2021	39,586
2022	30,474
2023	21,680
2024	18,020
Thereafter	38,119
Total minimum lease payments	193,914
Less: interest	22,118
Present value of lease liabilities	$171,796

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes. Rent expense for the years ended December 31, 2019, 2018 and 2017 was approximately $61,283, $58,332 and $56,027, respectively. Included in such amounts are contingent rents of $138, $516 and $424 in 2019, 2018 and 2017, respectively.

Rent expense is calculated by amortizing total base rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent in 2018 and 2017.

Note O - Income Taxes

The components of income before income taxes are as follows:

	2019	2018	2017
Domestic	$119,166	$121,674	$124,472
Foreign	62,060	55,666	47,855
	$181,226	$177,340	$172,327

The components of provision for income taxes for all periods presented were as follows:

	2019	2018	2017
Current:
Federal	$18,655	$32,880	$56,836
State and local	3,765	5,012	5,746
Foreign	11,940	11,771	10,773
	34,360	49,663	73,355
Deferred:
Federal	2,309	(2,489)	(22,061)
State and local	1,343	(200)	800
Foreign	1,492	(133)	1,095
	5,144	(2,822)	(20,166)
	$39,504	$46,841	$53,189

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate is as follows:

	December 31,
	2019	2018	2017
Income taxes at federal statutory rate	21.0%	21.0%	35.0%
Effects of foreign operations	(0.1)	(0.7)	(4.5)
Stock-based compensation	(3.4)	(2.1)	(2.2)
State and local income taxes - net of federal income tax benefit	2.3	2.4	2.0
Nondeductible items	0.7	0.1	0.5
Impact of tax reform	—	2.0	(4.4)
Receivable adjustment	—	—	2.7
Prepaid tax adjustment related to prior years	—	3.8	—
Other	1.3	(0.1)	1.8
Effective rate	21.8%	26.4%	30.9%

The primary changes between the Company’s effective tax rate for the year ended December 31, 2019 and 2018 are due to the year-over-year benefit resulting from the exercising and vesting of shared-based awards, a decrease in the state taxes incurred, a decrease in prepaid tax adjustments, and an increase in 2019 pre-tax income in jurisdictions with low tax rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred taxes assets
Receivable allowances	$8,537	$8,702
Inventory	3,247	2,274
Unrealized loss	—	282
Accrued expenses	1,453	1,113
Deferred compensation	8,643	10,217
Deferred rent	—	4,257
Net carryforwards	7,531	647
Lease liability	41,382	—
Other	493	1,557
Gross deferred tax assets before valuation allowance	71,286	29,049

Less: valuation allowance	(2,230)	(649)
Gross deferred tax assets after valuation allowance	69,056	28,400

Deferred tax liabilities
Depreciation and amortization	(26,978)	(13,009)
Unremitted earnings of foreign subsidiaries	(3,025)	(2,597)
Right-of-use asset	(37,248)	—
Amortization of goodwill	(7,682)	(7,514)
Gross deferred tax liabilities	(74,933)	(23,120)

Net deferred tax (liabilities)/assets	$(5,877)	$5,280

The Company applies the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax‑planning strategies in making this assessment.

The Company’s aggregate valuation allowance of $2,230 for the year ended December 31, 2019 relates to a deferred tax asset on an outside basis difference that the Company does not expect to realize, a net operating loss deferred tax asset in its Luxembourg subsidiary, and a net operating loss deferred tax asset in its China joint venture.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2019	2018	2017
Beginning Balance	$1,511	$361	$1,407
Additions related to current period tax positions	—	1,150	—
Reductions for tax positions of prior years	(361)	—	(1,046)
Ending Balance	$1,150	$1,511	$361

For the years ended December 31, 2019, 2018 and 2017 the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $1,150, $1,511 and $361, in the aggregate, respectively. The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial statements for all periods presented. The unrecognized tax benefits are not expected to materially change in the next twelve months.

The Company files income tax returns in the U.S., for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2016 through 2019 remain open to examination by most taxing authorities. During 2017, the U.S. Internal Revenue Service ("IRS") completed its audit of the Company's 2014 U.S. income tax return.

The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated from foreign operations, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. The deferred tax liability of $3,025 at December 31, 2019 reflects the withholding tax on amounts that may be repatriated from foreign operations.

Note P – Commitments, Contingencies and Other

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

[2]    Employment agreements:

Edward R. Rosenfeld. On December 31, 2018, the Company entered into a new employment agreement with Edward R. Rosenfeld, the Chief Executive Officer and the Chairman of the Board of Directors of the Company, to replace an existing employment agreement that expired on that date. The agreement, which expires on December 31, 2021, provides for an annual salary of (i) approximately $992 for the period from January 1, 2020 through December 31, 2020 and (ii) approximately $1,042 for the period from January 1, 2021 through December 31, 2021. In addition, pursuant to his new employment agreement, on December 31, 2018, Mr. Rosenfeld received a grant of 87,500 shares of the Company's common stock subject to certain restrictions and, on February 1, 2019, Mr. Rosenfeld received an additional grant of 87,500 shares of the Company's common stock also subject to certain restrictions. The restricted shares received by Mr. Rosenfeld on December 31, 2018 and February 1, 2019 were issued under the Company's 2006 Stock Incentive Plan, as amended, and vest in equal annual installments over a five-year period that commenced on December 1, 2019 and February 1, 2020, respectively. Additional compensation and bonuses, if any, are at the sole discretion of the Company's Board of Directors.

Steven Madden. On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden’s existing employment agreement with the Company. The

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

amended agreement, which extends the term of Mr. Madden's employment through December 31, 2023, provides for a base salary of approximately $7,026 per annum for the period between January 1, 2016 and December 31, 2023. Pursuant to the amended agreement, on February 8, 2012, Mr. Madden was granted 2,194,586 restricted shares of the Company’s common stock at the then market price of $18.23, which will vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. Also under the amended agreement, Mr. Madden received the right, exercisable on certain specified dates in fiscal year 2012 only, to elect to receive a grant of restricted stock for a number of shares of the Company’s common stock valued at $40,000 in consideration for certain specified reductions in his annual base salary in years subsequent to 2012. Mr. Madden exercised this right, and on July 3, 2012, he was granted 2,840,013 restricted shares of the Company's common stock at the then market price of $14.09, which shares will vest in equal annual installments over a six-year period commencing on December 31, 2018. Further, in addition to the opportunity for cash bonuses at the sole discretion of the Board of Directors, Mr. Madden’s amended agreement entitles him to an annual life insurance premium payment as well as an annual stock option grant. The amended agreement also provides Mr. Madden the potential for an additional one-time stock option award for 1,125,000 shares of the Company’s common stock (the “EPS Option”) in the event that the Company achieves earnings per share on a fully-diluted basis equal to $1.33 as to any fiscal year ending December 31, 2015 or thereafter, which performance criteria was achieved for the fiscal year ended December 31, 2016. As such, on March 1, 2017, Mr. Madden was granted the EPS Option at an exercise price of $24.90 per share. The EPS Option vests in equal annual installments over a five-year period commencing on the first anniversary of the grant date.

On March 25, 2019, the Company and its Creative Design Chief, Steven Madden, entered into an amendment to Mr. Madden's existing employment agreement with the Company. The amended agreement extends the term of Mr. Madden's employment for three years through December 31, 2026. Pursuant to the amended agreement, on March 25, 2019 Mr. Madden was granted 200,000 restricted shares of the Company's common stock. The restricted stock award will vest in three nearly equal annual installments commencing on December 31, 2024. On August 19, 2019, pursuant to his employment agreement with the Company, Mr. Madden was granted an option to purchase 225,000 shares of the Company's common stock at an exercise price of $30.14 per share, which option will vest in four equal installments commencing on November 19, 2019 and ending on June 30, 2020.

Arvind Dharia. On April 20, 2018, the Company and its Chief Financial Officer, Arvind Dharia, entered into an amendment of Mr. Dharia's existing employment agreement. The amendment, which was effective as of January 1, 2018, (i) extends the term of Mr. Dharia's employment agreement, which by its terms expired on December 31, 2017, to December 31, 2020 and (ii) provides for an annual salary of $642 in 2020. Pursuant to the amendment, on May 1, 2018, Mr. Dharia received a restricted stock award of 18,750 restricted shares of the Company's common stock under the Company's 2006 Stock Incentive Plan, as amended. The restricted shares vest in three nearly equal annual installments that commenced on December 15, 2018. The agreement, as amended, provides for an annual bonus to Mr. Dharia at the discretion of the Board of Directors.

Amelia Newton Varela. On December 27, 2019, the Company entered into a new employment agreement with Amelia Newton Varela, the Company’s President and a member its Board of Directors, to replace an existing employment agreement that expired on December 31, 2019. The agreement, which remains in effect through December 31, 2022, provides for an annual salary of $700 in 2020, $725 in 2021 and $750 in 2022. In addition, pursuant to her new employment agreement, on January 2, 2020, Ms. Varela was granted 27,000 restricted shares of the Company's common stock under the Company's 2019 Incentive Compensation Plan. The restricted shares vest in five equal annual installments commencing on January 2, 2021. The agreement provides to Ms. Varela the opportunity for an annual performance-based bonus for the fiscal years ended December 31, 2020, 2021 and 2022.

Awadhesh Sinha. On December 27, 2019, the Company entered into a new employment agreement with Awadhesh Sinha, the Company's Chief Operating Officer, to replace an existing employment agreement that expired on December 31, 2019. The new agreement, which remains in effect through December 31, 2021, provides for an annual salary of $745 in 2020 and $767 in 2021 and provides to Mr. Sinha the opportunity for annual cash and share-based incentive bonuses. In addition, pursuant to his new employment agreement, on January 2, 2020, Mr. Sinha received a grant of 11,598 shares of the Company's common stock subject to certain restrictions. The restricted shares received by Mr. Sinha were issued

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

under the Company's 2019 Incentive Compensation Plan and vest in equal annual installments over a two-year period on each of December 15, 2020 and December 15, 2021.

Karla Frieders. On April 11, 2017, the Company entered into a new employment agreement with Karla Frieders, the Company’s Chief Merchandising Officer, to replace an existing employment agreement which expired on February 28, 2017. The agreement, which remains in effect through April 30, 2020, provides to Ms. Frieders an annual salary of $590 for the period commencing on May 1, 2019 and ending on April 30, 2020 and an annual performance-based bonus for the fiscal years ending December 31, 2017, 2018 and 2019 in an amount to be determined at the discretion of the Company. In addition, pursuant to her new employment agreement, on April 11, 2017, Ms. Frieders received a grant of 30,000 shares of the Company's common stock subject to certain restrictions. The restricted shares received by Ms. Frieders were issued under the Company's 2006 Stock Incentive Plan, as amended, and vest in equal annual installments over a five-year period commencing on April 1, 2018 and ending on April 1, 2022.

[3]    Letters of credit:

At December 31, 2019, the Company had no open letters of credit for the purchase of imported merchandise.

[4]    License agreements:

In January 2018, the Company entered into a license agreement with Nine West Development LLC, subsequently acquired by WHP Global, for the right to manufacture, market and sell women's fashion footwear and handbags under the Anne Klein®, AK Sport®, AK Anne Klein Sport® and the Lion Head Design®. The agreement, unless extended, expires on June 30, 2023. The agreement requires that the Company pay the licensor a royalty equal to a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved.

On January 30, 2017, the Company acquired all of the outstanding capital stock of Schwartz & Benjamin, which held licenses to manufacture, market and sell footwear with the Kate Spade® trademark. The license agreement required Schwartz & Benjamin to pay the licensor a royalty equal to a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved. As of December 31, 2019, the agreement for the license of the Kate Spade® trademark was terminated.

In August 2017, the Company entered into a license agreement with Donna Karan Studio LLC for the right to manufacture, market and sell women's belts with the DKNY® and Donna Karan® brands. The agreement, unless extended, expires on December 31, 2020. The agreement requires that the Company pay the licensor a royalty equal to a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved. As of December 31, 2019, the agreement for the license of the Donna Karan® trademark was terminated.

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

Future minimum royalty payments are $8,535 for 2020, $16,520 for 2021 through 2022 and $3,625 for 2023. Royalty expenses are included in the “cost of goods” section of the Company's Consolidated Statements of Income.

[5]    Concentrations:
The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured.

During the year ended December 31, 2019, the Company did not purchase more than 10% of its merchandise from any single supplier. Total product purchases from China for the year ended December 31, 2019 were 88%.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

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

For the year ended December 31, 2019, Wal-Mart Stores, Inc. represented 11.9% of total revenue. At December 31, 2019, Wal-Mart Stores, Inc. represented 17.9% of total accounts receivable, Target Corporation represented 13.6% of total accounts receivable and Nordstrom, Inc. represented 10.6% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total revenue or any other customers who accounted for more than 10% of total accounts receivable.

At December 31, 2018, Wal-Mart Stores, Inc. represented 17.6% of total accounts receivable, Target Corporation represented 13.8% of total accounts receivable and Nordstrom, Inc. represented 10.6% of total accounts receivable. The Company did not have any customers who accounted for more than 10% of total net revenue or any other customers who accounted for more than 10% of total accounts receivable.

At December 31, 2017, Wal-Mart Stores, Inc. represented 14.6% of total accounts receivable and Target Corporation represented 13.4% of total accounts receivable. The Company did not have any customers who accounted for more than 10% of total revenue or any other customers who accounted for more than 10% of total accounts receivable.

Purchases are made primarily in United States dollars.

[6]    Valuation and qualifying accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable:

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2019
Allowance for doubtful accounts	$10,849	$679	$462	$11,066
Year ended December 31, 2018
Allowance for doubtful accounts	616	10,887	654	10,849
Year ended December 31, 2017
Allowance for doubtful accounts	144	15,070	14,598	616

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

Note Q – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories/Apparel, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and internationally (via our International business), from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories/Apparel segment, which includes branded and private label handbags, apparel, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and internationally, from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories/Apparel segments, through our International business, derive revenue from certain territories within Asia, Europe, North America (excluding the United States) and Africa and, under special distribution arrangements, in various other territories within Australia, the Middle East, India, South and Central America and New Zealand and pursuant to a partnership agreement in Singapore. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada and Mexico, our joint ventures in South Africa, China, Taiwan and Israel and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories, apparel and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, fragrance and men’s leather accessories. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, umbrellas and household goods. The Licensing segment also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

Year ended	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Retail	First Cost	Licensing	Consolidated
December 31, 2019
Total revenue	$1,112,091	$334,862	$1,446,953	$321,182	$7,441	$11,581	$1,787,157
Gross profit	373,587	98,131	471,718	195,277	7,441	11,581	686,017
Income/(loss) from operations	163,482	22,455	185,937	(9,050)	(8,177)	8,104	176,814
Depreciation and amortization			11,247	9,580	510	—	21,337
Segment assets	$873,654	$119,999	993,653	269,574	8,979	6,441	1,278,647
Capital expenditures			$13,356	$4,955	$—	$—	$18,311
December 31, 2018
Total revenue	$1,058,366	$300,091	$1,358,457	$295,152	$11,226	$12,899	$1,677,734
Gross profit	345,909	91,739	437,648	178,390	11,226	12,899	640,163
Income/(loss) from operations	140,138	27,092	167,230	735	(4,549)	9,966	173,382
Depreciation and amortization			10,810	10,593	944	135	22,482
Segment assets	$774,837	$149,790	924,627	113,292	28,210	6,441	1,072,570
Capital expenditures			$6,790	$5,660	$—	$—	$12,450
December 31, 2017
Total revenue	$1,017,557	$256,295	$1,273,852	$272,246	$9,493	$11,492	$1,567,083
Gross profit	332,367	80,729	413,096	164,645	9,493	11,492	598,726
Income/(loss) from operations	133,014	23,637	156,651	(1,126)	5,159	9,100	169,784
Depreciation and amortization			11,287	9,645	457	—	21,389
Segment assets	$784,334	$138,720	923,054	122,111	11,996	—	1,057,161
Capital expenditures			$5,590	$9,185	$—	$—	$14,775

Revenues by geographic area are as follows:

	Year Ended December 31,
	2019	2018	2017
Domestic (a)	$1,572,056	$1,473,229	$1,404,254
International	215,101	204,505	162,829
Total	$1,787,157	$1,677,734	$1,567,083
(a) Includes revenues of $337,028, $326,655 and $326,945 for the years ended 2019, 2018 and 2017 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our international business.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

Note R - Quarterly Results of Operations (unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018:

	March 31,	June 30,	September 30,	December 31,
2019:
Net sales	$410,940	$444,974	$497,308	$414,912
Commission and licensing fee income	4,848	4,655	4,806	4,713
Total revenue	415,788	449,629	502,114	419,625
Cost of sales	253,943	279,629	306,277	261,291
Gross profit	161,845	170,000	195,837	158,334
Net income attributable to Steven Madden, Ltd.	$34,525	$36,572	$52,463	$17,751
Net income per share:
Basic	$0.43	$0.46	$0.66	$0.23
Diluted	$0.41	$0.44	$0.63	$0.21
2018:
Net sales	$389,014	$395,753	$458,482	$410,360
Commission and licensing fee income	4,964	3,921	8,755	6,485
Total revenue	393,978	399,674	467,237	416,845
Cost of sales	248,281	247,979	283,265	258,046
Gross profit	145,697	151,695	183,972	158,799
Net income attributable to Steven Madden, Ltd.	$28,673	$32,410	$55,563	$12,490
Net income per share:
Basic	$0.35	$0.40	$0.68	$0.15
Diluted	$0.33	$0.37	$0.64	$0.15

As each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full year amount. This is in accordance with prescribed reporting requirements.

During the fourth quarter of 2019, the Company recorded in net income attributable to Steven Madden, Ltd. an after-tax bad debt expense of $8,934 related to the Payless ShoeSource bankruptcy and an after-tax charge related to a legal settlement of $3,016. Also during the fourth quarter of 2019, the Company recorded in net income attributable to Steven Madden, Ltd. a tax expense of $2,219 in connection with deferred tax and tax rate adjustments, an after-tax expense of $204 related to the termination of a China joint venture and an after-tax charge of $31 related to the acquisition of GREATS and BB Dakota brands.

Note S - Recent Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02 ("ASU 2016-02"), "Leases," as amended, which is effective January 1, 2019. Under ASU 2016-02, lessees will be required to recognize for all leases with terms longer than twelve months, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The Company adopted the new standard on the effective date January 1, 2019. A modified retrospective transition approach was used, applying the new standard to all leases existing at the date of initial application. The Company applied ASC-840, including disclosure requirements, in the comparative periods in the year the Company adopted the new guidance. (See Note N - Leases)

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
($ in thousands, except share and per share data)

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 ("ASU 2018-02"), "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows for stranded tax effects in accumulated other comprehensive income resulting from the U.S. Tax Cuts and Jobs Act to be reclassified to retained earnings. ASU 2018-02 is effective January 1, 2019 and did not have any significant impact on the Company’s financial position or results of operations.

Not Yet Adopted

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance is effective for the Company on a prospective or retrospective basis beginning on January 1, 2020. Adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This new guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance is effective for the Company beginning on January 1, 2020. Certain disclosures in the new guidance will need to be applied on a retrospective basis and others on a prospective basis. Adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13 ("ASU 2016-13"), "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This new guidance is effective for the Company beginning on January 1, 2020. Adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.