Form 10-Q
period 2020-03-31
STEVEN MADDEN, LTD.
filed 2020-06-08
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
Yes  ☐   No ☒

As of June 2, 2020, there were 83,154,210 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2020	December 31, 2019	March 31, 2019
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$211,138	$264,101	$160,256
Accounts receivable, net of allowances of $9,055, $11,066 and $13,159	30,143	38,166	31,362
Factor accounts receivable	231,408	216,471	264,518
Inventories	102,265	136,896	115,260
Marketable securities – available for sale	34,271	40,521	61,383
Prepaid expenses and other current assets	24,194	22,066	27,695
Prepaid taxes	7,373	658	590
Total current assets	640,792	718,879	661,064
Note receivable – related party	1,463	1,558	1,835
Property and equipment, net	52,206	65,504	63,657
Operating lease right-of-use asset	127,187	155,700	181,896
Deposits and other	2,982	2,948	1,995
Deferred taxes	6,422	—	9,342
Goodwill – net	165,855	171,349	148,345
Intangibles – net	148,997	162,709	141,620
Total Assets	$1,145,904	$1,278,647	$1,209,754
LIABILITIES
Current liabilities:
Accounts payable	$76,284	$61,706	$62,564
Accrued expenses	87,698	169,895	99,887
Operating leases - current portion	37,517	38,624	37,696
Advances from factor	29,100	—	—
Accrued incentive compensation	2,113	11,046	3,697
Total current liabilities	232,712	281,271	203,844
Contingent payment liability	6,440	9,124	—
Operating leases - long-term portion	121,187	133,172	158,102
Deferred taxes	3,961	5,877	4,041
Other liabilities	7,980	7,979	13,221
Total Liabilities	372,280	437,423	379,208
Commitments, contingencies and other (Note Q)
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 245,000 shares authorized, 133,159, 132,754 and 132,530 shares issued, 83,046, 83,520 and 85,729 shares outstanding	6	6	6
Additional paid-in capital	460,777	454,217	431,228
Retained earnings	1,280,496	1,310,406	1,240,004
Accumulated other comprehensive loss	(45,245)	(30,440)	(30,469)
Treasury stock – 50,113, 49,234 and 46,801 shares at cost	(934,827)	(905,688)	(821,074)
Total Steven Madden, Ltd. stockholders’ equity	761,207	828,501	819,695
Noncontrolling interest	12,417	12,723	10,851
Total stockholders’ equity	773,624	841,224	830,546
Total Liabilities and Stockholders’ Equity	$1,145,904	$1,278,647	$1,209,754

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of (Loss)/Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$355,684	$410,940
Commission and licensing fee income	3,484	4,848
Total revenue	359,168	415,788
Cost of sales	225,704	253,943
Gross profit	133,464	161,845
Operating expenses	150,194	117,185
Impairment of intangibles	9,518	—
(Loss)/income from operations	(26,248)	44,660
Interest and other income – net	1,046	1,192
(Loss)/income before provision for income taxes	(25,202)	45,852
(Benefit)/provision for income taxes (Note M)	(7,401)	10,587
Net (loss)/income	(17,801)	35,265
Less: net (loss)/income attributable to noncontrolling interest	(350)	740
Net (loss)/income attributable to Steven Madden, Ltd.	$(17,451)	$34,525

Basic net (loss)/income per share	$(0.22)	$0.43

Diluted net (loss)/income per share	$(0.22)	$0.41

Basic weighted average common shares outstanding	78,875	80,534
Effect of dilutive securities – options/restricted stock	—	3,721
Diluted weighted average common shares outstanding	78,875	84,255

Cash dividends declared per common share	$0.15	$0.14

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss)/Income
(unaudited)
(in thousands)

	Three Months Ended March 31, 2020
	Pre-tax amounts	Tax (expense)	After-tax amounts
Net (loss)			$(17,801)
Other comprehensive (loss):
Foreign currency translation adjustment	$(15,650)	$—	(15,650)
Gain on cash flow hedging derivatives	1,676	(489)	1,187
Total other comprehensive (loss)	$(13,974)	$(489)	(14,463)

Comprehensive (loss)			(32,264)
Less: comprehensive (loss) attributable to noncontrolling interests			(8)
Comprehensive (loss) attributable to Steven Madden, Ltd.			$(32,256)

	Three Months Ended March 31, 2019
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$35,265
Other comprehensive income:
Foreign currency translation adjustment	$2,255	$—	2,255
(Loss) on cash flow hedging derivatives	(249)	60	(189)
Unrealized gain on marketable securities	70	(17)	53
Total other comprehensive income	$2,076	$43	2,119

Comprehensive income			37,384
Less: comprehensive income attributable to noncontrolling interests			700
Comprehensive income attributable to Steven Madden, Ltd.			$36,684

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2019	83,520	$6	$454,217	$1,310,406	$(30,440)	49,234	$(905,688)	$12,723	$841,224
Share repurchases	(879)	—	—	—	—	879	(29,139)	—	(29,139)
Exercise of stock options	48	—	874	—	—	—	—	—	874
Issuance of restricted stock, net of forfeitures	357	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,686	—	—	—	—	—	5,686
Foreign currency translation adjustment	—	—	—	—	(15,992)	—	—	342	(15,650)
Cash flow hedge (net of tax expense of $489)	—	—	—	—	1,187	—	—	—	1,187
Dividends on common stock ($0.15 per share)	—	—	—	(12,459)	—	—	—	—	(12,459)
Acquisition adjustment of noncontrolling interest	—	—	—	—	—	—	—	(298)	(298)
Net (loss)	—	—	—	(17,451)	—	—	—	(350)	(17,801)
Balance - March 31, 2020	83,046	$6	$460,777	$1,280,496	$(45,245)	50,113	$(934,827)	$12,417	$773,624

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2018	85,715	$6	$424,835	$1,217,521	$(32,628)	46,276	$(803,920)	$8,868	$814,682
Share repurchases	(525)	—	—	—	—	525	(17,154)	—	(17,154)
Exercise of stock options	32	—	722	—	—	—	—	—	722
Issuance of restricted stock, net of forfeitures	507	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,671	—	—	—	—	—	5,671
Foreign currency translation adjustment	—	—	—	—	2,295	—	—	(40)	2,255
Unrealized holding gain on securities (net of tax expense of $17)	—	—	—	—	53	—	—	—	53
Cash flow hedge (net of tax benefit of $60)	—	—	—	—	(189)	—	—	—	(189)
Dividends on common stock ($0.14 per share)	—	—	—	(12,042)	—	—	—	—	(12,042)
Investment of noncontrolling interest	—	—	—	—	—	—	—	1,283	1,283
Net income	—	—	—	34,525	—	—	—	740	35,265
Balance - March 31, 2019	85,729	$6	$431,228	$1,240,004	$(30,469)	46,801	$(821,074)	$10,851	$830,546

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss)/income	$(17,801)	$35,265
Adjustments to reconcile net (loss)/income to net cash (used in) operating activities:
Stock-based compensation	5,686	5,671
Depreciation and amortization	4,996	5,350
Loss on disposal of fixed assets	53	325
Impairment of intangibles	9,518	—
Impairment of lease right-of-use asset	16,826	—
Impairment of store fixed assets	11,995	—
Deferred taxes	(8,338)	(21)
Accrued interest on note receivable - related party	(8)	(10)
Realized loss on sale of marketable securities	—	5
Net benefit in connection with the reversal of a contingent liability partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement	—	(1,868)
Provisions for bad debt expense related to the Payless ShoeSource bankruptcy	—	1,552
Changes, net of acquisitions, in:
Accounts receivable	8,023	(7,857)
Factor accounts receivable	(14,937)	(23,122)
Notes receivable - related party	102	102
Inventories	34,631	21,987
Prepaid expenses, prepaid taxes, deposits and other	(8,000)	3,810
Accounts payable and accrued expenses	(71,108)	(47,943)
Accrued incentive compensation	(8,821)	(7,598)
Lease and other liabilities	(2,426)	(1,402)
Net cash (used in) operating activities	(39,609)	(15,754)

Cash flows from investing activities:
Capital expenditures	(3,301)	(3,399)
Purchases of marketable securities	(5,542)	(21,278)
Maturity/sale of marketable securities	8,616	27,443
Net cash (used in)/provided by investing activities	(227)	2,766

Cash flows from financing activities:
Proceeds from exercise of stock options	874	722
Investment of noncontrolling interest	—	1,283
Common stock purchased for treasury	(29,139)	(17,154)
Cash dividends paid on common stock	(12,459)	(12,042)
Advances from factor	42,539	—
Repayments of advances from factor	(13,439)	—
Net cash (used in) financing activities	(11,624)	(27,191)
Effect of exchange rate changes on cash and cash equivalents	(1,503)	404
Net (decrease) in cash and cash equivalents	(52,963)	(39,775)
Cash and cash equivalents – beginning of period	264,101	200,031
Cash and cash equivalents – end of period	$211,138	$160,256

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2020
($ in thousands except share and per share data)

Note A – Basis of Reporting
The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain adjustments were made to prior years' amounts to conform to the 2020 presentation. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2019 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 2, 2020.

Note B - COVID-19

In December 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including the closure of non-essential businesses, travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, the Company temporarily closed all of its brick-and-mortar stores and its corporate offices in the U.S. and the vast majority of its brick-and-mortar stores and offices globally. Effective April 1, 2020, the Company temporarily furloughed a significant number of its employees. Employees with medical benefits will continue to receive those benefits at no personal cost for a duration to be determined by the Company. Remaining employees worked and continue to work remotely where possible. These and other factors have had and may continue to have a material impact on the Company's business, results of operations, financial position and cash flow. In response to the COVID-19 pandemic, the Company took precautionary measures to maintain adequate liquidity and financial flexibility by suspending share repurchases and the quarterly cash dividend; suspending salaries of our Founder and Creative and Design Chief, Steve Madden, our Chairman and Chief Executive Officer, Edward Rosenfeld, and our Board of Directors; reducing salaries by 30% for our President, Chief Financial Officer, Chief Operating Officer and Chief Merchandising Officer; reducing salaries by graduated amounts for all other employees earning over $100 per year; significantly scaling back on non-essential operating expenses; capital expenditures and planned inventory purchases; and drawing down $30,000 on its existing credit facility agreement as of March 2020. The Company experienced other adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, charges from adjustments to the carrying amount of certain trademarks and long-lived asset impairment charges.

Note C – Reclassification

The Company reclassified commission and licensing fee income into Total Revenue and reclassified the respective expenses into Operating Expenses from previously labeled Commission and Licensing Fee Income - Net on the Company’s Condensed Consolidated Statements of Income for the 2019 period.

Note D – Acquisitions

GREATS Brand, Inc.

On August 9, 2019, the Company acquired 90% of the outstanding common stock of GREATS Brand, Inc., owner of GREATS, a pioneering digitally native sneaker brand, for an initial payment of $12,829 and a future contingent payment of $5,000 based on the GREATS brand achieving certain EBITA targets (See note H - Fair Value Measurements). The amount of future payments will be determined by GREATS' future performance with no minimum future payment. After the effect of closing adjustments, the purchase price was $14,209, net of cash acquired of approximately $290. The acquisition was funded by cash on hand and adds a new footwear brand with added growth potential to the Company.
The results of the GREATS brand have been included in the consolidated financial statements since the date of acquisition within the Retail and Wholesale footwear segments.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2020
($ in thousands except share and per share data)

The following table summarizes the adjusted fair value of the assets acquired and liabilities assumed in the acquisition:

Cash	$290
Accounts receivable	41
Inventory	1,387
Prepaid and other assets	6,447
Fixed assets	200
Trademark (1)	13,086
Customer relationships (2)	1,140
Accounts payable	(1,963)
Accrued expenses	(1,055)
Deferred tax liabilities long-term	(3,463)
Noncontrolling interest	(1,611)
Total fair value of assets acquired	$14,499

(1) Trademark is indefinitely lived.
(2) Customer relationships will be amortized over 20 years.
B.B. Dakota, Inc.
On August 12, 2019, the Company acquired 100% of the outstanding common stock of B.B Dakota, Inc., owner of BB Dakota, a contemporary women's apparel company, for an initial payment of $24,568 and a future contingent payment on the BB Dakota brand achieving certain EBITDA targets. In connection therewith, the Company recorded a long-term liability of $4,770 as of the date of acquisition to reflect estimated fair value of the contingent purchase price. The amount of future payments will be determined by BB Dakota's future performance with no minimum future payment. After the effect of closing adjustments, the purchase price was $29,404, net of cash acquired of approximately $353 and a post-closing capital adjustment of $419. The acquisition was funded by cash on hand and adds new apparel brands with added growth potential to the Company.
The results of the BB Dakota brand have been included in the consolidated financial statements since the date of acquisition within the Wholesale Accessories/Apparel and Retail segments.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2020
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

The Company recorded goodwill for the BB Dakota acquisition based on the amount by which the purchase price exceeded the fair value of the net assets acquired, which consists largely of the synergies expected from the acquisition.

Preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revision, which may result in adjustments to the preliminary values discussed above.
Note E – Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Significant areas involving management estimates include variable consideration included in revenue, allowances for bad debts, inventory valuation, valuation of intangible assets, impairment of long-lived assets, litigation reserves and contingent payment liabilities. The Company estimates variable consideration for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance-related deductions that relate to the current period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by management to estimate the amount of the anticipated customer allowance. While the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated, the Company has made accounting estimates based on the facts and circumstances available as of the reporting date. Actual amounts could differ from these estimates, and such differences could be material.
Note F – Factor Receivable

The Company has a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The agreement can be terminated by the Company or Rosenthal at any time upon 60 days' prior written notice. Under the agreement, the Company can request advances from Rosenthal of up to the lower of 85% of aggregate receivables submitted to Rosenthal or $30,000. The agreement provided the Company with a $30,000 credit facility with a $15,000 sub-limit for letters of credit at an interest rate

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2020
($ in thousands except share and per share data)

based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of March 31, 2020, $29,100 was outstanding under the credit facility and recorded as advances from factor on the Company's condensed consolidated balance sheets. As of March 31, 2019 no borrowings were outstanding under the credit facility. As of March 31, 2020 and 2019, there were no open letters of credit. The Company also pays Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to our private label business, the fee is 0.14% of the gross invoice amount. With respect to all other receivables, the fee is 0.20% of the gross invoice amount. Rosenthal assumes the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations. Effective May 6, 2020 the Company amended its agreement with Rosenthal to increase its credit facility to $50,000 with a $15,000 sub-limit for letters of credit.
Note G – Marketable Securities
Marketable securities consist primarily of certificates of deposit and corporate bonds with maturities greater than three months and up to four years at the time of purchase. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income/(loss). Amortization of premiums and discounts is included in interest income. These securities are classified as current based upon their maturities. As of March 31, 2020, all bonds previously held by the Company reached maturity. For the three months ended March 31, 2020 and 2019, the amortization of bond premiums totaled $0 compared to $130. The value of these securities may fluctuate as a result of changes in market interest rates and credit risk. The schedule of maturities at March 31, 2020 and December 31, 2019 is as follows:

	Maturities as of March 31, 2020		Maturities as of December 31, 2019
	1 Year or Less	1 to 4 Years	1 Year or Less	1 to 4 Years
Certificates of deposit	$34,271	$—	$40,521	$—
Total	$34,271	$—	$40,521	$—
For the three months ended March 31, 2020, losses of $0 were reclassified from accumulated other comprehensive income and recognized in the Condensed Consolidated Statements of Income in interest and other income compared to losses of $5 for the comparable period in 2019. As of March 31, 2020, there were no unrealized gains or losses, as all bonds previously held by the Company reached maturity. For the comparable period in 2019, current marketable securities included unrealized losses of $35.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2020
($ in thousands except share and per share data)

Note H – Fair Value Measurement
The accounting guidance under Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2020 and December 31, 2019 are as follows:

		March 31, 2020
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$97,959	$97,959	$—	$—
Current marketable securities – available for sale	34,271	34,271	—	—
Forward contracts	1,325	—	1,325	—
Total assets	$133,555	$132,230	$1,325	$—
Liabilities:
Contingent consideration	$6,440	$—	$—	$6,440
Total liabilities	$6,440	$—	$—	$6,440

		December 31, 2019
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$107,535	$107,535	$—	$—
Current marketable securities – available for sale	40,521	40,521	—	—
Total assets	$148,056	$148,056	$—	$—
Liabilities:
Contingent consideration	$9,124	$—	$—	$9,124
Forward contracts	495	—	495	—
Total liabilities	$9,619	$—	$495	$9,124

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows (see Note P - Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2020
($ in thousands except share and per share data)

The Company's level 3 balance consists of contingent consideration related to acquisitions. The changes in the Company's level 3 liabilities for the periods ended March 31, 2020 and December 31, 2019 are as follows:

	Balance at January 1,	Payments	Acquisitions	Adjustments (1)	Balance at March 31,
2020
Liabilities:
Contingent consideration	$9,124	—	—	(2,684)	$6,440

	Balance at January 1,	Payments	Acquisitions	Adjustments (2)	Balance at December 31,
2019
Liabilities:
Contingent consideration	$3,000	—	9,124	(3,000)	$9,124
(1) Amount was an adjustment of $2,684 to the preliminary purchase accounting of GREATS Brand, Inc.
(2) Amount was a benefit of $3,000 to operating expenses related to the Schwartz and Benjamin acquisition.

At March 31, 2020, the liability for potential contingent consideration was $1,670 in connection with the August 9, 2019 acquisition of GREATS Brand, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of GREATS Brand, Inc., earn-out payments are based on EBITA performance. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of GREATS Brand, Inc. during the earn-out period, utilizing a discount rate of 12.5%.

At March 31, 2020, the liability for potential contingent consideration was $4,770 in connection with the August 12, 2019 acquisition of B.B. Dakota, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of B.B. Dakota, Inc., earn-out payments are based on EBITDA performance. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of B.B. Dakota, Inc. during the earn-out period, utilizing a discount rate of 19.5%.

The Company recorded a liability for potential contingent consideration in connection with the January 30, 2017 acquisition of Schwartz & Benjamin. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of Schwartz & Benjamin during the earn-out period. An earn-out payment in the aggregate amount of $7,000 was paid to the sellers of Schwartz & Benjamin in the first quarter of 2018, leaving a remaining balance of $3,000 at December 31, 2018. In the first quarter of 2019, the Company reversed the $3,000 balance, because it did not have to be paid due to the termination of the Kate Spade license agreement held by Schwartz & Benjamin as of December 31, 2019.

The fair value of trademarks are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates. During the first quarter, Cejon, GREATS and Jocelyn trademarks with an aggregate carrying amount of $40,598 were written down to their fair values of $31,080, resulting in a pre-tax impairment charge of $9,518. Of the $9,518 impairment charge, $9,062 and $456 were recorded in impairment of intangibles in the Wholesale Accessories/apparel and Retail segments, respectively.
The fair values of right-of use lease assets and fixed assets related to Company-owned retail stores were determined using Level 3 inputs, including estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. During the current period, certain right-of-use lease assets with a carrying amount of $60,661 and certain property, plant and equipment with a carrying amount of $12,292 related to retail store fixed assets were written down to a fair value of $43,835 and $297, respectively, resulting in impairment charges of $28,821. The impairment charges were recorded in operating expenses in the Retail segment.

The carrying value of certain financial instruments such as accounts receivable, factor accounts receivable and accounts payable approximates their fair values due to the short-term nature of their underlying terms. The fair values of investments in marketable securities available for sale are determined by reference to publicly quoted prices in an active market. Fair value of the notes receivable held by the Company approximates their carrying value based upon their imputed or actual interest rate,

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2020
($ in thousands except share and per share data)

which approximates applicable current market interest rates. Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.
Note I – Leases
During the first quarter 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of January 1, 2019. Upon adoption, the Company recorded $194,100 for right-of-use asset and $209,000 for lease liabilities.

The Company elected the package of three practical expedients. As such, the Company did not reassess whether expired or existing contracts are or contain a lease and did not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company did not elect the hindsight practical expedient and the land easement practical expedient, neither of which are applicable to the Company. In addition, the Company has elected to take the practical expedient to not separate lease and non-lease components for all asset classes.

The Company leases office space, sample production space, warehouses, showrooms, storage and retail stores under operating leases. The Company’s portfolio of leases is primarily related to real estate and since most of its leases do not provide a readily determinable implicit rate, the Company estimated its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Lease Position
The table below presents the lease-related assets and liabilities recorded on the balance sheet as of March 31, 2020 and December 31, 2019:

	Classification on the Balance Sheet	March 31, 2020	December 31, 2019
Assets
Noncurrent (1) (2)	Operating lease right-of-use asset	$127,187	$155,700

Liabilities
Current	Operating leases - current portion	$37,517	$38,624
Noncurrent	Operating leases - long-term portion	121,187	133,172
Total operating lease liabilities		$158,704	$171,796

Weighted-average remaining lease term		5.3 years	5.5 years
Weighted-average discount rate		4.4%	4.4%
(1) During the first quarter of 2020, the Company recorded a pre-tax impairment charge related to the right-of-use assets of $16,826.
(2) During the third quarter of 2019, the Company recorded a pre-tax impairment charge related to the right-of-use assets of $1,883.

Lease Costs
 The table below presents certain information related to lease costs during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$11,383	$11,357
Short-term lease cost	13	7
Less: sublease income	201	—
Total lease cost	$11,195	$11,364

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2020
($ in thousands except share and per share data)

Other Information
The table below presents supplemental cash flow information related to leases as of the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$11,545	$11,521

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the balance sheet as of March 31, 2020:

2020 (remaining nine months)	$33,599
2021	39,223
2022	30,487
2023	21,703
2024	18,008
Thereafter	35,504
Total minimum lease payments	178,524
Less: interest	19,820
Present value of lease liabilities	$158,704

Note J – Impairment of Other Long-Lived assets

Property and equipment and lease-related right-of-use assets, along with other long-lived assets, are evaluated for impairment periodically whenever triggering events or indicators exist that the carrying values may not be fully recoverable. As a result of the COVID-19 pandemic, the Company experienced lower than projected revenues and identified indicators of impairment for certain stores. The Company performed undiscounted cash flow analyses over the long-lived assets of certain stores with impairment indicators and compared it to the carrying value of those assets. Based on these undiscounted cash flow analyses, the Company determined that certain long-lived assets had carrying values that exceeded their estimated undiscounted cash flows. Fair values of the long-lived assets are estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair value of individual operating lease assets determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term including our expectations of future projected cash flows which include revenues, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset exceeds its fair value. As a result, the Company recognized a pre-tax charge of $16,826 for impairment of its right-of-use assets and a pre-tax charge of $11,995 for impairment of its store fixed assets for the three months ended March 31, 2020. The charges were recorded in operating expenses in the consolidated statements of operations.

The determination of estimated market rent used in the fair value estimate of the Company’s right-of-use assets included within the respective store long-lived assets requires significant management judgment. Changes in these estimates could have a significant impact on whether long-lived store assets should be further evaluated for impairment and could have a significant impact on the resulting impairment charge.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2020
($ in thousands except share and per share data)

Note K – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. Most recently, on April 24, 2019, the Board of Directors approved the extension of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which includes the amount remaining under the prior authorization. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended March 31, 2020, an aggregate of 769,526 shares of the Company's common stock were repurchased under the Share Repurchase Program, at a weighted average price per share of $32.97, for an aggregate purchase price of approximately $25,370, which includes the amount remaining under the prior authorization. As of March 31, 2020, approximately $111,590 remained available for future repurchases under the Share Repurchase Program. In the middle of March 2020, in response to the COVID-19 pandemic, as a precautionary measure the Company temporarily suspended the repurchase of the Company's common stock.

The Steven Madden, Ltd. 2019 Incentive Compensation Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation. During the three months ended March 31, 2020, an aggregate of 109,291 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements, at an average price per share of $34.49, for an aggregate purchase price of approximately $3,769.

Note L – Net Loss / Income Per Share of Common Stock

Basic net loss/income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,565,000 shares for the period ended March 31, 2020, compared to 5,455,000 shares for the period ended March 31, 2019. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. The period ended March 31, 2020 resulted in a net loss therefore there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. For the three months ended March 31, 2020, options to purchase approximately 513,000 shares of common stock have been excluded from the calculation of diluted net income per share as compared to approximately 65,000 shares that were excluded for the three months ended March 31, 2019, as the result would have been anti-dilutive. For the three months ended March 31, 2020, 2,769,000 restricted shares were excluded from the calculation of diluted net (loss) per share, as the result would have been anti-dilutive. For the three months ended March 31, 2019, all unvested restricted stock awards were dilutive.

Note M – Income Taxes

The Company has historically calculated the provision for income taxes for interim reporting periods by applying an estimated annual effective tax rate for the full year to pre-tax income, excluding discrete items. This period, however, estimating an annual effective rate was not a reliable methodology due to COVID-19 implications on our projections of full-year pre-tax income and income tax expense. Since forecasting an annual effective tax rate under these circumstances would not provide a meaningful estimate, the Company believes that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with U.S. GAAP.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2020
($ in thousands except share and per share data)

The Company’s provision for income taxes and effective tax rates for the three months ended March 31, 2020 and 2019 is presented in the following table:

	Three Months Ended March 31,
	2020	2019
(Loss)/income before provision for income taxes	$(25,202)	$45,852
Income tax (benefit)/expense	$(7,401)	$10,587
Effective tax rate	29.4%	23.1%

The difference between the Company’s effective tax rates for the three months ended March 31, 2020 and 2019 is primarily due to the tax benefit from the 2020 pre-tax loss in jurisdictions with higher tax rates, and an increase in valuation allowances in various non-US jurisdictions.

The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. Accrued interest and penalties on unrecognized tax benefits, and interest and penalty expense are immaterial to the consolidated financial statements. Unrecognized tax benefits has not changed for the three months ended March 31, 2020.

The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2017 through 2019 remain open to examination by most taxing authorities. During 2017, the U.S. Internal Revenue Service ("IRS") completed its audit of the Company's 2014 U.S. income tax return.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020, which includes significant corporate income tax and payroll tax provisions aimed at providing economic relief during this time. The Company expects to receive favorable cash flow benefits related to the employee retention credit, employer payroll tax deferral, and accelerated depreciation related to qualified improvement property. The Company will continue to assess the impact of the CARES Act and other COVID-19 related incentives.

Note N – Equity-Based Compensation

In February 2019, the Company's Board of Directors approved the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the “2019 Plan”), under which non-qualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards may be granted to employees, consultants and non-employee directors. The 2019 Plan is the successor to the Company's Amended and Restated 2006 Stock Incentive Plan, as amended (the "2006 Plan"), the term of which expired on April 6, 2019. The Company's stockholders approved the 2019 Plan at the Company's annual meeting of stockholders held on May 24, 2019.

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(1,849,578)
Common stock available for grant of stock-based awards as of March 31, 2020	9,150,422

Total equity-based compensation for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Restricted stock	$4,864	$4,617
Stock options	822	1,054
Total	$5,686	$5,671

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2020
($ in thousands except share and per share data)

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Proceeds from stock options exercised	$874	$722
Intrinsic value of stock options exercised	$737	$329

During the three months ended March 31, 2020, options to purchase approximately 388,479 shares of common stock with a weighted average exercise price of $26.04 vested. During the three months ended March 31, 2019, options to purchase approximately 403,687 shares of common stock with a weighted average exercise price of $26.52 vested. As of March 31, 2020, there were unvested options relating to 1,042,871 shares of common stock outstanding with a total of $4,539 of unrecognized compensation cost and an average vesting period of 2.2 years.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2020 and 2019:

	2020	2019
Volatility	33.9% to 37.6%	32.4% to 33.4%
Risk free interest rate	0.5% to 1.6%	2.4% to 2.5%
Expected life in years	3.0 to 5.0	3.0 to 5.0
Dividend yield	1.5%	1.7%
Weighted average fair value	$10.22	$7.88

Activity relating to stock options granted under the Company’s plans during the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	2,802,000	$26.85
Granted	274,000	42.65
Exercised	(48,000)	20.55
Forfeited	(14,000)	32.02
Outstanding at March 31, 2020	3,014,000	$28.36	4.1 years	$136
Exercisable at March 31, 2020	1,970,000	$26.98	3.7 years	$131

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2020
($ in thousands except share and per share data)

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2020 and 2019:

	2020		2019
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	4,427,000	$19.84	5,135,000	$18.42
Granted	366,000	34.69	518,000	32.45
Vested	(219,000)	27.15	(187,000)	25.09
Forfeited	(9,000)	32.84	(11,000)	28.19
Outstanding at March 31,	4,565,000	$20.66	5,455,000	$19.48

As of March 31, 2020, the Company had $61,286 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.9 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

As of March 31, 2020, the Company's founder and Creative and Design Chief, Mr. Madden, had unvested options to purchase 562,500 shares of the Company's common stock and 3,347,390 restricted shares of the Company's common stock.

Note O – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by reporting unit as of March 31, 2020:

	Wholesale			Net Carrying Amount
	Footwear	Accessories/ Apparel	Retail
Balance at January 1, 2020	$91,572	$62,688	$17,089	$171,349
Purchase accounting adjustment	—	—	(2,591)	(2,591)
Translation and other	(1,670)	—	(1,233)	(2,903)
Balance at March 31, 2020	$89,902	$62,688	$13,265	$165,855

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2020
($ in thousands except share and per share data)

The following table details identifiable intangible assets as of March 31, 2020:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$8,770	$8,770	$—	$—
Customer relationships	10–20 years	38,980	20,559	—	18,421
		47,750	29,329	—	18,421
Re-acquired right	indefinite	35,200	10,462	—	24,738
Trademarks	indefinite	115,481	125	9,518	105,838
		$198,431	$39,916	$9,518	$148,997

(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

(2) Impairment charges of $8,615, $456 and $447 were recorded in the first quarter of 2020 related to the Company's Cejon, GREATS and Jocelyn trademarks, respectively. As a result of the COVID-19 pandemic and decline in the macroeconomic environment, the Company performed an interim impairment analysis as of March 31, 2020 that resulted in $9,518 of impairment charges.

The Company evaluates its goodwill and intangible assets for indicators of impairment at least annually in the third quarter of each year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Given the substantial reduction in sales and the reduced cash flow projections as a result of the COVID-19 pandemic, the Company determined that impairment indicators were present and that an impairment assessment was warranted for goodwill and indefinite-lived intangible assets. As a result, the Company performed an interim assessment of goodwill, assigned to its reporting units using a quantitative approach as of March 31, 2020 and an interim assessment of indefinite-lived intangible assets using a quantitative approach as of March 31, 2020. In conducting the interim goodwill assessment, the estimated fair values of the Company's reporting units were determined using discounted cash flows and market comparisons. Based on the results of the impairment assessment, the Company concluded that the fair values of its reporting units significantly exceeded their respective carrying values and therefore no goodwill impairment charges were recorded. In evaluating indefinite-lived intangible assets, estimated fair values were determined using discounted cash flows and supported comparable royalty rates. Based on the results of the quantitative impairment assessment, the Company concluded that the fair values of certain trademarks were below their respective carrying values, which resulted in $9,518 of impairment charges.

The amortization of intangible assets amounted to $891 for the three months ended March 31, 2020, compared to $1,334 for the three months ended March 31, 2019 and is included in operating expenses in the Company's Condensed Consolidated Statements of Income. The estimated future amortization expense for intangibles as of March 31, 2020 is as follows:

2020 (remaining nine months)	$2,063
2021	2,163
2022	1,743
2023	1,743
2024	1,743
Thereafter	8,966
Total	$18,421

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2020
($ in thousands except share and per share data)

Note P – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of March 31, 2020, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in other assets, was $1,325. As of March 31, 2020, $1,178 of gains related to cash flow hedges are recorded in accumulated other comprehensive income, before tax, and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of March 31, 2019, $488 of gains related to cash flow hedges were recorded in accumulated other comprehensive income, before tax. As of March 31, 2020, the Company's hedging activities were considered ineffective due to COVID-19 and, thus, gains of $176 related to ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of (Loss) /Income.

Note Q – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to the Company’s license agreements. The Company sources, distributes, advertises and sells pursuant to its exclusive license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of sales, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels and certain other conditions are achieved. As of March 31, 2020 the Company had future minimum royalty and advertising payments of $12,350.

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

Note R – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories/Apparel, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and internationally, from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories/Apparel segment, which includes branded and private label handbags, apparel, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and internationally, from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories/Apparel segments, through revenue from certain territories within Asia, Europe, North America (excluding the United States) and Africa and, under special distribution arrangements, in various other territories within Australia, the Middle East, India, South and Central America and New Zealand and pursuant to a partnership agreement in Singapore. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada and Mexico, our joint ventures in South Africa, China, Taiwan and Israel and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories, apparel and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-market merchandisers, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage and fragrance. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, umbrellas and household goods. The Licensing segment also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2020
($ in thousands except share and per share data)

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Retail	First Cost	Licensing	Consolidated
March 31, 2020
Total revenue	$235,069	$67,672	$302,741	$52,943	$1,250	$2,234	$359,168
Gross profit	79,784	18,512	98,296	31,684	1,250	2,234	133,464
Income/(loss) from operations	29,091	(10,621)	18,470	(45,803)	148	937	(26,248)
Segment assets	$823,419	$113,100	936,519	186,383	16,561	6,441	1,145,904
Capital expenditures			$2,650	$651	$—	$—	$3,301
March 31, 2019
Total revenue	$276,587	$71,507	$348,094	$62,846	$2,358	$2,490	$415,788
Gross profit	98,322	21,916	120,238	36,759	2,358	2,490	161,845
Income/(loss) from operations	48,272	4,867	53,139	(9,706)	(416)	1,643	44,660
Segment assets	$837,947	$84,485	922,432	254,479	25,579	7,264	1,209,754
Capital expenditures			$1,692	$1,707	$—	$—	$3,399

Revenues by geographic area are as follows:

	Three Months Ended March 31,
	2020	2019
Domestic (a)	$317,937	$368,433
International	41,231	47,355
Total	$359,168	$415,788
(a) Includes revenues of $68,325 for the three months ended March 31, 2020 and $77,116 for the comparable period in 2019 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our international entities.

Note S – Recent Accounting Pronouncements

Recently Adopted

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective January 1, 2020 and did not have any significant impact on the Company’s financial position or results of operations.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This new guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective January 1, 2020 and did not have any significant impact on the Company’s financial position or results of operations.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2020
($ in thousands except share and per share data)

In June 2016, the FASB issued Accounting Standards Update 2016-13 ("ASU 2016-13"), "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective January 1, 2020 and did not have any significant impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the three months period ended March 31, 2020 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
All references in this Quarterly Report to "we," "our," "us" and the "Company" refer to Steven Madden, Ltd. and its subsidiaries unless the context indicates otherwise.
This Quarterly Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, among others, statements regarding revenue and earnings guidance, plans, strategies, objectives, expectations and intentions. Forward-looking statements can be identified by words such as: “may”, “will”, “expect”, “believe”, “should”, “anticipate”, “project”, “predict”, “plan”, “intend”, or “estimate”, and similar expressions or the negative of these expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our current beliefs, expectations and assumptions regarding anticipated events and trends affecting our business and industry based on information available as of the time such statements are made. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which may be outside of our control. Our actual results and financial condition may differ materially from those indicated in these forward-looking statements. As such, investors should not rely upon them. Important risk factors include:

•our ability to maintain adequate liquidity when negatively impacted by unforeseen events such as an epidemic or pandemic (COVID-19), which may cause disruption to our business operations and temporary closure of Company-operated and wholesale partner retail stores, resulting in a significant reduction in revenue for an undeterminable period of time;
•our ability to accurately anticipate fashion trends and promptly respond to consumer demand;
•our ability to compete effectively in a highly competitive market;
•our ability to adapt its business model to rapid changes in the retail industry;
•our dependence on the retention and hiring of key personnel;
•our ability to successfully implement growth strategies and integrate acquired businesses;
•our reliance on independent manufacturers to produce and deliver products in a timely manner, especially when faced with adversities such as work stoppages, transportation delays, public health emergencies, social unrest, changes in local economic conditions, and political upheavals as well as meet our quality standards;
•changes in trade policies and tariffs imposed by the United States government and the governments of other nations in which we manufacture and sell products;
•disruptions to product delivery systems and our ability to properly manage inventory;
•our ability to adequately protect our trademarks and other intellectual property rights;
•legal, regulatory, political and economic risks that may affect our sales in international markets;
•changes in U.S. and foreign tax laws that could have an adverse effect on our financial results;
•additional tax liabilities resulting from audits by various taxing authorities;
•our ability to achieve operating results that are consistent with prior financial guidance; and
•other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to publicly update any forward-looking statement, including, without limitation, any guidance regarding revenue or earnings, whether as a result of new information, future developments or otherwise.

Overview:
($ in thousands, except earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell branded fashion handbags, apparel and accessories, as well as private label fashion handbags and accessories. We market and sell our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, and online retailers, throughout the United States, Canada, Mexico, Italy and certain other European nations. In addition, our products are marketed through our retail stores and our e-commerce websites within the United States, Canada and Mexico, our joint ventures in Europe, South Africa, Israel, Taiwan and China, and under special distribution arrangements in European territories, the Middle East, South and Central America, Oceania and various countries in Asia. Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

Key Performance Indicators and Statistics

The following measurements are among the key business indicators reviewed by various members of our management to measure our consolidated and segment results:

•total revenue
•gross profit margin
•operating expenses
•(loss)/income from operations
•adjusted EBITDA
•adjusted EBIT
•inventory turnover
•accounts receivable average collection days
•cash flow and liquidity determined by our working capital and free cash flow
•store metrics, such as same store sales, sales per square foot, average unit retail, conversion, average units per transaction, and contribution margin.

While not all of these metrics are disclosed due to the proprietary nature of the information, many of these metrics are disclosed and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

In December 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including the closure of non-essential businesses, travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, we temporarily closed all of our stores and our corporate offices in the U.S. and the vast majority of its stores and offices globally. Effective April 1, 2020, we temporarily furloughed a significant number of our employees. Employees with medical benefits will continue to receive those benefits at no personal cost for a duration to be determined us. Remaining employees worked and continue to work remotely where possible. These and other factors have had and may continue to have a material impact on our business, results of operations, financial position and cash flow. In response to the COVID-19 pandemic, we took precautionary measures to maintain adequate liquidity and financial flexibility by suspending share repurchases and the quarterly cash dividend; suspending salaries of our Founder and Creative and Design Chief, Steve Madden, our Chairman and Chief Executive Officer, Edward Rosenfeld, and our Board of Directors; reducing salaries by 30% for our President, Chief Financial Officer, Chief Operating Officer and Chief Merchandising Officer; reducing salaries by graduated amounts for all other employees earning over $100 per year; significantly scaling back on non-essential operating expenses, capital expenditures and planned inventory purchases; and drawing down $30,000 on our existing credit facility agreement as of March 2020. We experienced other adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, charges from adjustments to the carrying amount of certain trademarks and long-lived asset impairment charges.

Total revenue for the quarter ended March 31, 2020 decreased 13.6% to $359,168 as compared to $415,788 in the same period of last year. Net (loss)/income attributable to Steven Madden, Ltd. decreased to a net loss of $17,451 in the first quarter of 2020 compared to net income of $34,525 in the same period of last year. The effective tax rate for the first quarter of 2020 increased to 29.4% compared to 23.1% in the first quarter of last year primarily due to the tax benefit from the 2020 pre-tax loss in jurisdictions with higher tax rates and an increase in valuation allowances in various non-US jurisdictions. Diluted (loss)/income was $0.22 per share on 78,875 diluted weighted average shares outstanding in the first quarter of 2020 as compared to income of $0.41 per share on 84,255 diluted weighted average shares outstanding in the first quarter of last year.

Our inventory turnover (calculated on a trailing twelve-month average) for the quarters ended March 31, 2020 and 2019 was 8.0 times and 7.8 times, respectively. Our total company accounts receivable average collection increased to 72 days in the first quarter of 2020 compared to 66 days in the first quarter of 2019 primarily as the result of our wholesale customers' initiatives to preserve cash and therefore, extend payment terms as a result of the COVID-19 pandemic. As of March 31, 2020, we had $245,409 in cash, cash equivalents and marketable securities, advances from factor net repayments of $29,100, no long-term debt and total stockholders’ equity of $773,624. Working capital was $408,080 as of March 31, 2020, as compared to $457,220 on March 31, 2019. The decrease in working capital was primarily due to actions taken as a result of the COVID-19 pandemic.

The following table sets forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended March 31,
($ in thousands)

	2020		2019
CONSOLIDATED:
Net sales	$355,684	99.0%	$410,940	98.8%
Commission and licensing fee income	3,484	1.0%	4,848	1.2%
Total revenue	359,168	100.0%	415,788	100.0%
Cost of sales	225,704	62.8%	253,943	61.1%
Gross profit	133,464	37.2%	161,845	38.9%
Operating expenses	150,194	41.8%	117,185	28.2%
Impairment charges	9,518	2.7%	—	—%
(Loss)/income from operations	(26,248)	(7.3)%	44,660	10.7%
Interest and other income – net	1,046	0.3%	1,192	0.3%
(Loss)/income before income taxes	(25,202)	(7.0)%	45,852	11.0%
Net (loss)/income attributable to Steven Madden, Ltd.	$(17,451)	(4.9)%	$34,525	8.3%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$235,069	100.0%	$276,587	100.0%
Cost of sales	155,285	66.1%	178,265	64.5%
Gross profit	79,784	33.9%	98,322	35.5%
Operating expenses	50,693	21.6%	50,050	18.1%
Income from operations	$29,091	12.4%	$48,272	17.5%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Net sales	$67,672	100.0%	$71,507	100.0%
Cost of sales	49,160	72.6%	49,591	69.4%
Gross profit	18,512	27.4%	21,916	30.6%
Operating expenses	20,071	29.7%	17,049	23.8%
Impairment charges	9,062	13.4%	—	—%
(Loss)/income from operations	$(10,621)	(15.7)%	$4,867	6.8%

RETAIL SEGMENT:
Net sales	$52,943	100.0%	$62,846	100.0%
Cost of sales	21,259	40.2%	26,087	41.5%
Gross profit	31,684	59.8%	36,759	58.5%
Operating expenses	77,031	145.5%	46,465	73.9%
Impairment charges	456	0.9%	—	—%
(Loss) from operations	$(45,803)	(86.5)%	$(9,706)	(15.4)%
Number of stores	224		225

FIRST COST SEGMENT:
Commission fee income	$1,250	100.0%	$2,358	100.0%
Gross profit	1,250	100.0%	2,358	100.0%
Operating expenses	1,102	88.2%	2,774	117.6%
Income/(loss) from operations	$148	11.8%	$(416)	(17.6)%

LICENSING SEGMENT:
Licensing fee income	$2,234	100.0%	$2,490	100.0%
Gross profit	2,234	100.0%	2,490	100.0%
Operating expenses	1,297	58.1%	847	34.0%
Income from operations	$937	41.9%	$1,643	66.0%

In February 2018, our Board of Directors approved the initiation of our quarterly cash dividend. The quarterly cash dividend of $0.15 per share on our outstanding shares of common stock was approved on February 25, 2020 and paid on March 27, 2020, to stockholders of record as of the close of business on March 17, 2020. The aggregate cash dividends paid for the quarter ended March 31, 2020 was $12,459.

At the end of March 2020, in response to the COVID-19 pandemic, as a precautionary measure our Board of Directors temporarily suspended the payments of dividends.

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Consolidated:

Total revenue for the three months ended March 31, 2020 decreased 13.6% to $359,168 compared to $415,788 in the same period of last year, with decreases in the Wholesale Footwear, Wholesale Accessories/Apparel and Retail segments as a result of the impact of the COVID-19 pandemic. Gross profit was $133,464, or 37.2% of total revenue, as compared to $161,845, or 38.9% of total revenue, in the prior-year period. The decrease in gross profit as a percentage of total revenue was due to inventory reserves, inclusive of inventory purchase commitments as a result of the COVID-19 pandemic. Operating expenses in the first quarter of 2020 were $150,194, or 41.8% of total revenue, as compared to $117,185, or 28.2% of total revenue, in the first quarter of the prior year. The increase in operating expenses as a percentage of total revenue was primarily attributable to the impairment of lease right-of-use assets and store fixed assets related to the COVID-19 pandemic and the inclusion of the GREATS and BB Dakota businesses. The effective tax rate for the first quarter of 2020 increased to 29.4% compared to 23.1% in the first quarter of last year. The increase in effective tax rate is primarily due to the tax benefit from the 2020 pre-tax loss in jurisdictions with higher tax rates, and an increase in valuation allowances in various non-U.S. jurisdictions. Net loss attributable to Steven Madden, Ltd. for the first quarter of 2020 was $17,451 compared to net income for the first quarter of 2019 of $34,525.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the first quarter of 2020 accounted for $235,069, or 65.4% of total revenue, as compared to $276,587, or 66.5% of total revenue, for the first quarter of 2019. The 15.0% decrease in revenue in the current period is primarily related to order cancellations in the latter part of March due to the impact of the COVID-19 pandemic. Gross profit was $79,784, or 33.9% of Wholesale Footwear revenue, in the first quarter of 2020 as compared to $98,322, or 35.5% of Wholesale Footwear revenue, in the first quarter of 2019. The decrease in gross profit as a percentage of Wholesale Footwear revenue was due to inventory related reserves taken as a result of the COVID-19 pandemic. Operating expenses in the first quarter of 2020 were $50,693, or 21.6% of Wholesale Footwear revenue, as compared to $50,050, or 18.1% of Wholesale Footwear revenue, in the first quarter of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to deleverage on a lower sales base. Income from operations decreased to $29,091 in the first quarter of 2020 as compared to $48,272 for the comparable period in the prior year.

Wholesale Accessories/Apparel Segment:

Revenue generated by the Wholesale Accessories/Apparel segment in the first quarter of 2020 accounted for $67,672, or 18.8% of total revenue, as compared to $71,507, or 17.2% of total revenue, in the first quarter of 2019. The 5.4% decrease in revenue in the current period is primarily related to order cancellations in the latter part of March due to the impact of the COVID-19 pandemic. Gross profit was $18,512, or 27.4% of Wholesale Accessories/Apparel revenue, in the first quarter of 2020 as compared to $21,916, or 30.6% of Wholesale Accessories/Apparel revenue, in the first quarter of the prior year. The decrease in gross profit as a percentage of Wholesale Accessories/Apparel revenue was due to inventory related reserves as a result of the COVID-19 pandemic. Operating expenses in the first quarter of 2020 were $20,071, or 29.7% of Wholesale Accessories/Apparel revenue, as compared to $17,049, or 23.8% of Wholesale Accessories/Apparel revenue, in the same period of last year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily driven by the impairment of certain trademarks and the inclusion of the BB Dakota business. Loss from operations for the Wholesale Accessories/Apparel segment for the first quarter of 2020 was $10,621 as compared to income from operations of $4,867 for the comparable period of the prior year.

Retail Segment:

In the first quarter of 2020, revenue from the Retail segment accounted for $52,943, or 14.7% of total revenue, as compared to $62,846, or 15.1% of total revenue, in the first quarter of 2019. The 15.8% decrease in revenue was primarily due to the closure of all our brick-and-mortar stores in the U.S. and the vast majority of our brick-and-mortar stores globally for the second half of March. We added 1 store and closed 4 stores during the three months ended March 31, 2020. As a result, we had 224 retail stores as of March 31, 2020 compared to 225 stores as of March 31, 2019. The 224 stores currently in operation include 145 Steve Madden® full-price stores, 67 Steve Madden® outlet stores, one Steven® store, one Superga® store, two GREATS® stores and eight e-commerce websites. In addition, we operated 30 concessions in international markets. As a result of the closure of all of our retail brick-and-mortar stores in the U.S. and the vast majority of our brick-and-mortar stores globally in mid-March, we did not report comparable store sales for the quarter. Gross profit in the first quarter of 2020 was $31,684, or 59.8% of Retail revenue, as compared to $36,759, or 58.5% of Retail revenue, in the first quarter of 2019. The increase in gross profit as a percentage of Retail revenue was primarily due to a benefit recognized in connection with the modification of our loyalty program, partially offset by inventory reserves taken as a result of the COVID-19 pandemic. Operating expenses in the first quarter of 2020 were $77,031, or 145.5% of Retail revenue, as compared to $46,465, or 73.9% of Retail revenue, in the first quarter of 2019. The increase in operating expenses as a percentage of Retail revenue was primarily attributable to (i) the impairment of lease right-of-use assets and store fixed assets, (ii) deleverage on a lower sales base and (iii) the inclusion of the GREATS business. Loss from operations for the Retail segment was $45,803 in the first quarter of 2020 as compared to a loss from operations of $9,706 in the comparable period last year.

First Cost Segment:

Commission fee income generated by the First Cost segment accounted for $1,250, or 0.3% of total revenue, in the first quarter of 2020 as compared to $2,358, or 0.6% of total revenue, for the first quarter of 2019. Operating expenses decreased to $1,102 in the current period as compared to $2,774 in the same period last year. Income from operations was $148 in the first quarter of 2020 as compared to a loss from operations of $416 in the comparable period of last year.

Licensing Segment:

Licensing fee income generated by the Licensing segment accounted for $2,234, or 0.6% of total revenue, in the first quarter of 2020 as compared to $2,490, or 0.6% of total revenue, for the first quarter of 2019. Operating expenses increased to $1,297 in the current period as compared to $847 in the same period of last year. The increase in operating expenses was primarily due to higher bad debt expenses as a result of the COVID-19 pandemic. Income from the Licensing segment was $937 as compared to $1,643 in the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

We took a number of precautionary but significant measures to preserve liquidity and enhance financial flexibility as a result of the COVID-19 pandemic. We suspended stock repurchases and our quarterly cash dividend. We significantly scaled back all non-essential operating expenses, capital expenditures and inventory purchases. We also furloughed a significant portion of our employees, temporarily suspended salaries for our Founder and Creative and Design Chief, Steve Madden, our Chairman and Chief Executive Officer, Edward Rosenfeld, and our Board of Directors, reduced salaries by 30% for our President, Chief Financial Officer, Chief Operating Officer and Chief Merchandising Officer, temporarily reduced the salaries of all employees with salaries greater than $100,000 per year and drew down $30,000 from our existing credit facility as of March 2020.
Cash, cash equivalents and short-term investments totaled $245,409 and $304,622 at March 31, 2020 and December 31, 2019, respectively. Of the total cash, cash equivalents and short-term investments at March 31, 2020, $120,975, or approximately 49%, was held in our foreign subsidiaries and of the total cash, cash equivalents and marketable securities at December 31, 2019, $137,072, or approximately 45%, was held in our foreign subsidiaries.
We have a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). Until May 6, 2020, the agreement provided us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. The agreement can be terminated by us or Rosenthal at any time with 60 days’ prior written notice. As of March 31, 2020, we had net borrowings of $29,100 from this credit facility. Effective May 6, 2020, Rosenthal agreed to increase the credit facility to $50,000 as a precautionary measure in response to the COVID-19 pandemic.
As of March 31, 2020, we had working capital of $408,080, cash and cash equivalents of $211,138, investments in marketable securities of $34,271 and we had short-term debt of $29,100.

We believe that based on our current financial position and available cash, cash equivalents, marketable securities, additional availability under our newly amended credit facility, we will meet all of our financial commitments and operating needs for at least the next twelve months.
OPERATING ACTIVITIES
($ in thousands)
Cash used by operations was $39,609 for the three months ended March 31, 2020 compared to $15,754 in the same period of last year, as the COVID-19 pandemic had a material impact to our operating cash flow. Cash used by operations derived primarily from a net loss of $17,801, the change in accounts payable and accrued expenses of $71,108 and the change in factor accounts receivables of $14,937.
INVESTING ACTIVITIES
($ in thousands)

During the three months ended March 31, 2020, we invested $5,542 in marketable securities offset by cash received of $8,616 from the maturities and sales of marketable securities. We also made capital expenditures of $3,301, principally for systems enhancements, leasehold improvements to office space, and new stores, which were committed to and in final stages prior to the COVID-19 pandemic.
FINANCING ACTIVITIES
($ in thousands)
During the three months ended March 31, 2020, net cash used in financing activities was $11,624, which consisted of share repurchases of $29,139 and cash dividends paid of $12,459, partially offset by net proceeds from advances from factor of $29,100 and proceeds from the exercise of stock options of $874.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of March 31, 2020 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2020	2021-2022	2023-2024	2025 and after
Operating lease obligations	$178,524	$33,599	$69,710	$39,711	$35,504
Purchase obligations	63,135	63,135	—	—	—
Future minimum royalty and advertising payments	12,350	6,625	5,725	—	—
Transition tax	16,410	1,563	3,126	6,837	4,884
Total	$270,419	$104,922	$78,561	$46,548	$40,388
At March 31, 2020, we had no open letters of credit for the purchase of inventory.
Virtually all our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a growing percentage located in Cambodia, Mexico, Brazil, Italy, India, Vietnam and some other European nations. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.
We have employment agreements with our Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating approximately $6,138 in the remainder of 2020, $9,560 in 2021, $7,776 in 2022 and $7,026 in 2023. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $16,410 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $1,150 as of March 31, 2020 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
DIVIDENDS

In February 2020, our Board of Directors declared a quarterly cash dividend of $0.15 per share on our outstanding shares of common stock. The dividend was paid on March 27, 2020 to stockholders of record as of the close of business on March 17, 2020. The total cash dividends paid for the three months ended March 31, 2020 was $12,459.

At the end of March 2020, in response to the COVID-19 pandemic, as a precautionary measure our Board of Directors temporarily suspended the payments of dividends.
Future quarterly cash dividend payments are also subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.
INFLATION

We do not believe that inflation and price changes have had a significant effect on our sales or profitability in the three months ended March 31, 2020. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
There have been no material changes to our critical accounting policies and the use of estimates from these disclosures reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 2, 2020.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)
We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and LIBOR. The terms of our collection agency agreements with Rosenthal & Rosenthal, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note F to the Condensed Consolidated Financial Statements included in this Quarterly Report.
As of March 31, 2020, we held marketable securities valued at $34,271, which consist of certificates of deposit. The values of these securities may fluctuate as a result of changes in values, market interest rates and credit risk. We have the ability to hold these investments until maturity. In addition, any decline in interest rates would be expected to reduce our interest income.
We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. In addition, our inventory purchases are primarily done in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases that are denominated in foreign currencies we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Note P to the Condensed Consolidated Financial Statements.
In the first three months of 2020, we entered into forward foreign exchange contracts with notional amounts totaling $13,004. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of March 31, 2020. As of March 31, 2020, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $1,145.

In addition, we are exposed to translation risk in connection with our foreign operations in Canada, Mexico, Europe, South Africa, China, Taiwan and Israel because our subsidiaries and joint ventures in these countries utilize the local currency as their functional currency, and those financial results are translated into U.S. dollars. As currency exchange rates fluctuate, foreign currency exchange rate translation adjustments reflected in our financial statements with respect to our foreign operations affects the comparability of financial results between years.
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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects that the COVID-19 pandemic may have on our internal controls to minimize the impact on their design and operating effectiveness.

On August 9, 2019 and August 12, 2019, we acquired GREATS Brand, Inc. and B.B. Dakota, Inc., respectively.  In conducting its evaluation of the effectiveness of internal controls over financial reporting as of March 31, 2020, we excluded GREATS Brand, Inc. and B.B. Dakota, Inc. from that evaluation in accordance with the rules relating to recently acquired entities.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We have been named as a defendant in certain lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material impact on our financial position, results of operations or cash flows. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except share and per share data)

The following table presents the total number of shares of our common stock, $.0001 par value, purchased by us in the three months ended March 31, 2020, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See also Note K to the Condensed Consolidated Financial Statements. During the three months ended March 31, 2020, there were no sales by us of unregistered shares of common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2020 - 1/31/2020	44,971	$41.98	20,054	$136,139
2/1/2020 - 2/29/2020	262,626	37.50	253,626	126,637
3/1/2020 - 3/31/2020	571,220	30.46	495,846	111,590
Total	878,817	$33.16	769,526

(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2020 in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements, in addition to the shares repurchased pursuant to the Share Repurchase Program. Of the total number of shares repurchased by us in the first quarter of 2020, 109,291 shares were withheld at an average price per share of $34.49, for an aggregate purchase price of approximately $3,769, in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements.

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of (Loss)/ Income, (iii) the Condensed Consolidated Statements of Comprehensive (Loss)/ Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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

Dated: June 8, 2020

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer