Form 10-Q
period 2020-06-30
STEVEN MADDEN, LTD.
filed 2020-08-04
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Yes  ☐   No ☒

As of July 30, 2020, there were 83,151,403 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2020	December 31, 2019	June 30, 2019
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$318,101	$264,101	$212,664
Accounts receivable, net of allowances of $9,937, $11,066 and $12,570	20,183	38,166	21,409
Factor accounts receivable	123,496	216,471	285,227
Inventories	103,282	136,896	146,120
Marketable securities – available for sale	38,837	40,521	36,096
Prepaid expenses and other current assets	18,444	22,066	31,275
Prepaid taxes	13,578	658	8,012
Total current assets	635,921	718,879	740,803
Note receivable – related party	1,369	1,558	1,743
Property and equipment, net	49,594	65,504	61,654
Operating lease right-of-use asset	120,489	155,700	179,320
Deposits and other	2,917	2,948	2,592
Deferred taxes	6,360	—	9,319
Goodwill – net	166,333	171,349	148,566
Intangibles – net	149,409	162,709	137,563
Total Assets	$1,132,392	$1,278,647	$1,281,560
LIABILITIES
Current liabilities:
Accounts payable	$42,474	$61,706	$107,436
Accrued expenses	113,744	169,895	129,810
Operating leases - current portion	36,890	38,624	38,652
Advances from factor	42,662	—	—
Accrued incentive compensation	2,122	11,046	6,321
Total current liabilities	237,892	281,271	282,219
Contingent payment liability	1,829	9,124	—
Operating leases - long-term portion	114,630	133,172	154,643
Deferred taxes	3,128	5,877	4,041
Other liabilities	7,793	7,979	13,101
Total Liabilities	365,272	437,423	454,004
Commitments, contingencies and other (Note Q)
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 245,000 shares authorized, 133,173, 132,754 and 132,681 shares issued, 83,035, 83,520 and 84,821 shares outstanding	6	6	6
Additional paid-in capital	466,384	454,217	438,242
Retained earnings	1,263,910	1,310,406	1,264,631
Accumulated other comprehensive loss	(39,850)	(30,440)	(29,449)
Treasury stock – 50,138, 49,234 and 47,860 shares at cost	(935,366)	(905,688)	(855,076)
Total Steven Madden, Ltd. stockholders’ equity	755,084	828,501	818,354
Noncontrolling interest	12,036	12,723	9,202
Total stockholders’ equity	767,120	841,224	827,556
Total Liabilities and Stockholders’ Equity	$1,132,392	$1,278,647	$1,281,560

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of (Loss)/Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$141,363	$444,974	$497,047	$855,914
Commission and licensing fee income	1,449	4,655	4,933	9,503
Total revenue	142,812	449,629	501,980	865,417
Cost of sales	86,924	279,629	312,628	533,572
Gross profit	55,888	170,000	189,352	331,845
Operating expenses	79,590	121,317	229,784	238,502
Impairment of intangibles	—	4,050	9,518	4,050
(Loss)/income from operations	(23,702)	44,633	(49,950)	89,293
Interest and other income – net	357	1,262	1,403	2,454
(Loss)/income before provision for income taxes	(23,345)	45,895	(48,547)	91,747
(Benefit)/provision for income taxes (Note M)	(6,201)	9,784	(13,602)	20,371
Net (loss)/income	(17,144)	36,111	(34,945)	71,376
Less: net (loss)/income attributable to noncontrolling interest	(558)	(461)	(908)	279
Net (loss)/income attributable to Steven Madden, Ltd.	$(16,586)	$36,572	$(34,037)	$71,097

Basic net (loss)/income per share	$(0.21)	$0.46	$(0.43)	$0.89

Diluted net (loss)/income per share	$(0.21)	$0.44	$(0.43)	$0.85

Basic weighted average common shares outstanding	78,517	79,951	78,696	80,241
Effect of dilutive securities – options/restricted stock	—	3,918	—	3,823
Diluted weighted average common shares outstanding	78,517	83,869	78,696	84,064

Cash dividends declared per common share	$—	$0.14	$0.15	$0.28

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss)/Income
(unaudited)
(in thousands)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax (expense)	After-tax amounts
Net (loss)			$(17,144)			$(34,945)
Other comprehensive income/(loss):
Foreign currency translation adjustment	$5,770	$—	5,770	$(9,880)	$—	(9,880)
(Loss)/gain on cash flow hedging derivatives	(797)	240	(557)	879	(249)	630
Total other comprehensive income/(loss)	$4,973	$240	5,213	$(9,001)	$(249)	(9,250)

Comprehensive (loss)			(11,931)			(44,195)
Less: comprehensive (loss) attributable to noncontrolling interests			(740)			(748)
Comprehensive (loss) attributable to Steven Madden, Ltd.			$(11,191)			$(43,447)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$36,111			$71,376
Other comprehensive income:
Foreign currency translation adjustment	$1,362	$—	1,362	$3,617	$—	3,617
(Loss) on cash flow hedging derivatives	(567)	136	(431)	(816)	196	(620)
Unrealized gain on marketable securities	18	(4)	14	88	(21)	67
Total other comprehensive income	$813	$132	945	$2,889	$175	3,064

Comprehensive income			37,056			74,440
Less: comprehensive (loss)/income attributable to noncontrolling interests			(536)			164
Comprehensive income attributable to Steven Madden, Ltd.			$37,592			$74,276

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - March 31, 2020	83,046	$6	$460,777	$1,280,496	$(45,245)	50,113	$(934,827)	$12,417	$773,624
Share repurchases	(25)	—	—	—	—	25	(539)	—	(539)
Exercise of stock options	4	—	86	—	—	—	—	—	86
Issuance of restricted stock, net of forfeitures	10	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,521	—	—	—	—	—	5,521
Foreign currency translation adjustment	—	—	—	—	5,952	—	—	(182)	5,770
Cash flow hedge (net of tax benefit of $240)	—	—	—	—	(557)	—	—	—	(557)
Investment of noncontrolling interest	—	—	—	—	—	—	—	359	359
Net (loss)	—	—	—	(16,586)	—	—	—	(558)	(17,144)
Balance - June 30, 2020	83,035	$6	$466,384	$1,263,910	$(39,850)	50,138	$(935,366)	$12,036	$767,120

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2019	83,520	6	454,217	1,310,406	(30,440)	49,234	(905,688)	12,723	841,224
Share repurchases	(904)	—	—	—	—	904	(29,678)	—	(29,678)
Exercise of stock options	52	—	960	—	—	—	—	—	960
Issuance of restricted stock, net of forfeitures	367	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	11,207	—	—	—	—	—	11,207
Foreign currency translation adjustment	—	—	—	—	(10,040)	—	—	160	(9,880)
Cash flow hedge (net of tax expense of $249)	—	—	—	—	630	—	—	—	630
Dividends on common stock ($0.15 per share)	—	—	—	(12,459)	—	—	—	—	(12,459)
Investment of noncontrolling interest	—	—	—	—	—	—	—	359	359
Acquisition adjustment of noncontrolling interest	—	—	—	—	—	—	—	(298)	(298)
Net (loss)	—	—	—	(34,037)	—	—	—	(908)	(34,945)
Balance - June 30, 2020	83,035	$6	$466,384	$1,263,910	$(39,850)	50,138	$(935,366)	$12,036	$767,120

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss)/income	$(34,945)	$71,376
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Stock-based compensation	11,207	11,608
Depreciation and amortization	9,244	10,763
Loss on disposal of fixed assets	305	737
Impairment of intangibles	9,518	4,050
Impairment of lease right-of-use asset	17,986	—
Impairment of store fixed assets	12,012	—
Deferred taxes	(9,109)	2
Accrued interest on note receivable - related party	(16)	(21)
Change in valuation of contingent considerations	(4,611)	—
Realized loss on sale of marketable securities	—	5
Net benefit in connection with the reversal of a contingent liability partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement	—	(1,868)
Recovery, net of provisions for bad debt expense, related to the Payless ShoeSource bankruptcy	—	(259)
Changes, net of acquisitions, in:
Accounts receivable	17,984	3,909
Factor accounts receivable	92,975	(43,832)
Notes receivable - related party	204	204
Inventories	33,614	(8,873)
Prepaid expenses, prepaid taxes, deposits and other	(9,247)	(7,849)
Accounts payable and accrued expenses	(76,183)	26,232
Accrued incentive compensation	(8,812)	(4,974)
Lease and other liabilities	(4,259)	(1,449)
Net cash provided by operating activities	57,867	59,761

Cash flows from investing activities:
Capital expenditures	(4,320)	(6,214)
Purchases of marketable securities	(25,818)	(37,426)
Maturity/sale of marketable securities	25,656	69,488
Net cash (used in)/provided by investing activities	(4,482)	25,848

Cash flows from financing activities:
Proceeds from exercise of stock options	960	1,799
Investment of noncontrolling interest	359	1,283
Distribution of noncontrolling interest earnings	—	(1,113)
Common stock purchased for treasury	(29,678)	(51,156)
Cash dividends paid on common stock	(12,459)	(23,987)
Advances from factor	176,784	—
Repayments of advances from factor	(134,122)	—
Net cash provided by/(used in) financing activities	1,844	(73,174)
Effect of exchange rate changes on cash and cash equivalents	(1,229)	198
Net increase in cash and cash equivalents	54,000	12,633
Cash and cash equivalents – beginning of period	264,101	200,031
Cash and cash equivalents – end of period	$318,101	$212,664

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2020
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain reclassifications were made to prior years' presentation to conform to the 2020 presentation. The results of operations for the three and six-month periods ended June 30, 2020 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2019 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 2, 2020.

Note B - COVID-19

In December 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including the closure of non-essential businesses, travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, the Company temporarily closed all of its brick-and-mortar stores and its corporate offices in the U.S. and the vast majority of its brick-and-mortar stores and offices globally. Effective April 1, 2020, the Company temporarily furloughed a significant number of its employees. Employees with medical benefits will continue to receive those benefits at no personal cost for a duration to be determined by the Company. Remaining employees worked and continue to work remotely. These and other factors have had and may continue to have a material impact on the Company's business, results of operations, financial position and cash flow. In response to the COVID-19 pandemic, the Company took precautionary measures to maintain adequate liquidity and financial flexibility by suspending share repurchases and the quarterly cash dividend; suspending salaries of our Founder and Creative and Design Chief, Steve Madden, our Chairman and Chief Executive Officer, Edward Rosenfeld, and our Board of Directors; reducing salaries by 30% for our President, Chief Financial Officer, Chief Operating Officer and Chief Merchandising Officer; reducing salaries by graduated amounts for all other employees earning over $100 per year; significantly scaling back on non-essential operating expenses, capital expenditures and planned inventory purchases; and as a precautionary measure, drawing down on the Company's newly amended $50,000 credit facility with Rosenthal & Rosenthal, Inc. The Company experienced other adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, charges from adjustments to the carrying amount of certain trademarks, long-lived asset impairment charges and restructuring and other related charges.

During the second quarter 2020, the Company recorded a pre-tax charge of $5,414 related to restructuring and other related items. This charge was related to the lay-off of approximately 250 employees. The pre-tax charge of $5,414 comprised of $2,958 recorded in the Footwear segment, $1,678 recorded in the Accessories/Apparel segment, $646 recorded in the Retail segment, $125 recorded in the First Cost segment and $6 recorded in the Licensing segment.

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
June 30, 2020
($ in thousands except share and per share data)
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
B.B. Dakota, Inc.
On August 12, 2019, the Company acquired 100% of the outstanding common stock of B.B Dakota, Inc., owner of BB Dakota, a contemporary women's apparel company, for an initial payment of $24,568 and a future contingent payment on the BB Dakota brand achieving certain EBITDA targets (See Note H - Fair Value Measurements). In connection therewith, the Company recorded a long-term liability of $4,770 as of the date of acquisition to reflect estimated fair value of the contingent purchase price. The amount of future payments will be determined by BB Dakota's future performance with no minimum future payment. After the effect of closing adjustments, the purchase price was $29,404, net of cash acquired of approximately $353 and a post-closing capital adjustment of $419. The acquisition was funded by cash on hand and adds new apparel brands with added growth potential to the Company.
The results of the BB Dakota brand have been included in the consolidated financial statements since the date of acquisition within the Wholesale Accessories/Apparel and Retail segments.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2020
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
Note F – Factor Receivable

During the six-month period ending June 30, 2020, the Company had a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). Under the agreement, the Company had the right to request advances from Rosenthal of up to the lower of 85% of aggregate receivables submitted to Rosenthal or a $50,000 credit facility with a $15,000 sub-limit for letters of credit. Advances under the agreement bore interest at a rate based, at the Company’s election, upon a calculation that utilizes either the prime rate minus 0.5% or LIBOR plus 2.5%. As of June 30, 2020, $42,662 was outstanding under the credit facility and recorded as advances from factor on the Company's Condensed Consolidated Balance Sheets. As of December 31,

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2020
($ in thousands except share and per share data)
2019, and June 30, 2019 no borrowings were outstanding under the credit facility. As of June 30, 2020 and 2019, as well as December 31, 2019, there were no open letters of credit. The Company also paid Rosenthal a fee based on a percentage of the gross invoice amount submitted to Rosenthal. With respect to receivables related to the Company's private label business, the fee was 0.14% of the gross invoice amount. With respect to all other receivables, the fee was 0.20% of the gross invoice amount. Rosenthal assumed the credit risk on a substantial portion of the receivables that the Company submits to it and, to the extent of any loans made to the Company, Rosenthal maintains a lien on the Company’s receivables to secure the Company’s obligations.

On July 22, 2020, the Company and Rosenthal entered into an Amended and Restated Deferred Purchase Factoring Agreement, which amended, restated, replaced, and superseded the Rosenthal agreement. At that time, all advances from Rosenthal were repaid. See Note T - Subsequent Events for further information regarding the Amended and Restated Deferred Purchase Factoring Agreement.

Note G – Marketable Securities
In the period ended June 30, 2019, the Company held corporate bonds with maturities greater than three months at the time of purchase. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income/(loss). Amortization of premiums and discounts is included in interest income. As of June 30, 2020, all bonds previously held by the Company reached maturity. For the three and six months ended June 30, 2020 and 2019, the amortization of bond premiums totaled $0 and $0 compared to $88 and $218, respectively. The value of corporate bonds may fluctuate as a result of changes in market interest rates and credit risk.
As of June 30, 2020 and December 31, 2019, marketable securities consisted of certificates of deposit. These securities are classified as current based upon their maturities.
The schedule of maturities at June 30, 2020 and December 31, 2019 is as follows:

	Maturities as of June 30, 2020		Maturities as of December 31, 2019
	1 Year or Less	1 to 4 Years	1 Year or Less	1 to 4 Years
Certificates of deposit	$38,837	$—	$40,521	$—
Total	$38,837	$—	$40,521	$—
For the three and six months ended June 30, 2020, losses of $0 and $0 were reclassified from accumulated other comprehensive income and recognized in the Condensed Consolidated Statements of (Loss)/Income in interest and other income compared to losses of $5 and $5 for the comparable periods in 2019. As of June 30, 2020, there were no unrealized gains or losses, as all bonds previously held by the Company reached maturity. For the comparable period in 2019, current marketable securities included immaterial unrealized losses and no non-current marketable securities were held by the Company.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2020
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
•Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities subject to fair value measurements as of June 30, 2020 and December 31, 2019 are as follows:

		June 30, 2020
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$192,945	$192,945	$—	$—
Current marketable securities	38,837	38,837	—	—
Forward contracts	565	—	565	—
Total assets	$232,347	$231,782	$565	$—
Liabilities:
Contingent consideration	$1,829	$—	$—	$1,829
Total liabilities	$1,829	$—	$—	$1,829

		December 31, 2019
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$107,535	$107,535	$—	$—
Current marketable securities	40,521	40,521	—	—
Total assets	$148,056	$148,056	$—	$—
Liabilities:
Contingent consideration	$9,124	$—	$—	$9,124
Forward contracts	495	—	495	—
Total liabilities	$9,619	$—	$495	$9,124

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows (see Note P - Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2020
($ in thousands except share and per share data)
The Company's level 3 balance consists of contingent consideration related to acquisitions. The changes in the Company's level 3 liabilities for the periods ended June 30, 2020 and December 31, 2019 are as follows:

	Balance at January 1,	Payments	Acquisitions	Adjustments (1)	Balance at June 30,
2020
Liabilities:
Contingent consideration	$9,124	—	—	(7,295)	$1,829

	Balance at January 1,	Payments	Acquisitions	Adjustments (2)	Balance at December 31,
2019
Liabilities:
Contingent consideration	$3,000	—	9,124	(3,000)	$9,124
(1) Amount consists of adjustments of $3,930 and $3,365 to the preliminary purchase accounting of B.B. Dakota, Inc. and GREATS Brand, Inc, respectively. The adjustment of $3,930 was a benefit to operating expenses, related to the change in valuation of the contingent consideration in connection with acquisition of B.B. Dakota, Inc. The adjustment of $3,365, comprises an adjustment of $2,684 to the preliminary fair value, recorded during the first quarter 2020 and a benefit of $681 to operating expenses related to the change in valuation of the contingent consideration in connection with the acquisition of GREATS Brand, Inc., recorded during the second quarter of 2020.

(2) Amount was a benefit of $3,000 to operating expenses related to the Schwartz and Benjamin acquisition.

At June 30, 2020, the liability for potential contingent consideration was $989 in connection with the August 9, 2019 acquisition of GREATS Brand, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of GREATS Brand, Inc., earn-out payments are based on EBITA performance. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of GREATS Brand, Inc. during the earn-out period, utilizing a discount rate of 11.3%.

At June 30, 2020, the liability for potential contingent consideration was $840 in connection with the August 12, 2019 acquisition of B.B. Dakota, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of B.B. Dakota, Inc., earn-out payments are based on EBITDA performance. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of B.B. Dakota, Inc. during the earn-out period, utilizing a discount rate of 11.8%.

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

The fair value of trademarks is measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates. During the first quarter, Cejon, GREATS and Jocelyn trademarks with an aggregate carrying amount of $40,598 were written down to their fair values of $31,080, resulting in a pre-tax impairment charge of $9,518. Of the $9,518 impairment charge, $9,062 and $456 were recorded in impairment of intangibles in the Wholesale Accessories/apparel and Retail segments, respectively.

The fair values of right-of-use lease assets and fixed assets related to Company-owned retail stores were determined using Level 3 inputs, including estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. During the first quarter, certain right-of-use lease assets with a carrying amount of $60,661 and certain property, plant and equipment with a carrying amount of $12,292 related to retail store fixed assets were written down to a fair value of $43,835 and $297, respectively, resulting in impairment charges of $28,821. During the second quarter, the Company

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2020
($ in thousands except share and per share data)
recorded an additional impairment charge of $1,161. The impairment charges were recorded in operating expenses in the Retail segment.

The carrying value of certain financial instruments such as cash equivalents, certificate of deposits, accounts receivable, factor accounts receivable and accounts payable approximates their fair values due to the short-term nature of their underlying terms. The fair values of investments in marketable securities available for sale (corporate bonds) are determined by reference to publicly quoted prices in an active market. Fair value of the notes receivable held by the Company approximates their carrying value based upon their imputed or actual interest rate, which approximates applicable current market interest rates. Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.
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

Lease Position
The table below presents the lease-related assets and liabilities recorded on the balance sheet as of June 30, 2020 and December 31, 2019:

	Classification on the Balance Sheet	June 30, 2020	December 31, 2019
Assets
Noncurrent (1) (2)	Operating lease right-of-use asset	$120,489	$155,700

Liabilities
Current	Operating leases - current portion	$36,890	$38,624
Noncurrent	Operating leases - long-term portion	114,630	133,172
Total operating lease liabilities		$151,520	$171,796

Weighted-average remaining lease term		5.2 years	5.5 years
Weighted-average discount rate		4.4%	4.4%
(1) During the first quarter of 2020, the Company recorded a pre-tax impairment charge related to the right-of-use assets of $16,826 and during the second quarter of 2020, the Company recorded a pre-tax impairment charge related to the right-of-use assets of $1,161.

(2) During the third quarter of 2019, the Company recorded a pre-tax impairment charge related to the right-of-use assets of $1,883.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2020
($ in thousands except share and per share data)
Lease Costs
 The table below presents certain information related to lease costs during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$9,033	$11,544	$20,416	$22,901
Short-term lease cost	106	9	119	16
Less: sublease income	201	147	402	277
Total lease cost	$8,938	$11,406	$20,133	$22,640

Other Information
The table below presents supplemental cash flow information related to leases as of the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$21,772	$22,963

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the balance sheet as of June 30, 2020:

2020 (remaining six months)	$22,602
2021	39,925
2022	30,983
2023	22,067
2024	18,381
Thereafter	35,789
Total minimum lease payments	169,747
Less: interest	18,227
Present value of lease liabilities	$151,520

Note J – Impairment of Other Long-Lived Assets

Property and equipment and lease-related right-of-use assets, along with other long-lived assets, are evaluated for impairment periodically whenever triggering events or indicators exist that the carrying values may not be fully recoverable. As a result of the COVID-19 pandemic, the Company experienced lower than projected revenues and EBITDA, and identified indicators of impairment for certain stores. The Company performed undiscounted cash flow analyses over the long-lived assets of certain stores with impairment indicators and compared them to the carrying value of those assets. Based on these undiscounted cash flow analyses, the Company determined that certain long-lived assets had carrying values that exceeded their estimated undiscounted cash flows. Fair values of the long-lived assets are estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair value of individual operating lease assets determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term including the Company's expectations of future projected cash flows which include revenues, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2020
($ in thousands except share and per share data)
exceeds its fair value. As a result, the Company recognized a pre-tax charge of $16,826 for impairment of its right-of-use assets and a pre-tax charge of $11,995 for impairment of its stores fixed assets for the three months ended March 31, 2020. During the three months ended June 30, 2020, the Company recorded a pre-tax charge of $1,161 for impairment of its right-of-use assets and a pre-tax charge of $17 for impairment of its stores fixed assets. These charges were recorded in operating expenses in the consolidated statements of operations.

The determination of estimated market rent used in the fair value estimate of the Company’s right-of-use assets included within the respective stores long-lived assets requires significant management judgment. Changes in these estimates could have a significant impact on whether long-lived stores assets should be further evaluated and could have a significant impact on the resulting impairment charge.
Note K – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. Most recently, on April 24, 2019, the Board of Directors approved the extension of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which includes the amount remaining under the prior authorization. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. In the middle of March 2020, in response to the COVID-19 pandemic, as a precautionary measure the Company temporarily suspended the repurchase of the Company's common stock. During the six months ended June 30, 2020, an aggregate of 769,526 shares of the Company's common stock were repurchased under the Share Repurchase Program, at a weighted average price per share of $32.97, for an aggregate purchase price of approximately $25,370, which includes the amount remaining under the prior authorization. As of June 30, 2020, approximately $111,590 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. 2019 Incentive Compensation Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation. During the six months ended June 30, 2020, an aggregate of 134,308 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements, at an average price per share of $32.08, for an aggregate purchase price of approximately $4,308.

Note L – Net (Loss)/Income Per Share of Common Stock

Basic net (loss)/income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,483,000 shares for the period ended June 30, 2020, compared to 5,464,000 shares for the period ended June 30, 2019. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. The three and six months ended June 30, 2020 resulted in a net loss; therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. For the three and six months ended June 30, 2020, options to purchase approximately 8,000 and 180,000 shares of common stock, respectively, have been excluded from the calculation of diluted net (loss) per share as compared to approximately 48,000 and 56,000 shares that were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2019, as the result would have been anti-dilutive. For the three and six months ended June 30, 2020, 2,477,000 and 2,532,000 restricted shares, respectively, were excluded from the calculation of diluted net (loss) per share, as the result would have been anti-dilutive. At June 30, 2019, all unvested restricted stock awards were dilutive.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2020
($ in thousands except share and per share data)
Note M – Income Taxes

The Company’s provision for income taxes for the three and six months ended June 30, 2020 and 2019 is based on the estimated annual effective tax rate, plus or minus discrete items.

The Company’s provision for income taxes and effective tax rates for the three and six months ended June 30, 2020 and 2019 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Loss)/income before provision for income taxes	$(23,345)	$45,895	$(48,547)	$91,747
Income tax (benefit)/expense	$(6,201)	$9,784	$(13,602)	$20,371
Effective tax rate	26.6%	21.3%	28.0%	22.2%

The difference between the Company’s effective tax rates for the three and six months ended June 30, 2020 and 2019 is primarily due to the tax benefit from the 2020 pre-tax loss in jurisdictions with higher tax rates, the tax benefit of the change in valuation of contingent considerations, and a partially offsetting increase in Global Intangible Low Taxed Income.

The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. Accrued interest and penalties on unrecognized tax benefits, and interest and penalty expense are immaterial to the consolidated financial statements. The unrecognized tax benefits have not changed for the six months ended June 30, 2020 from the prior period.

The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2017 through 2019 remain open to examination by most taxing authorities. During 2017, the U.S. Internal Revenue Service ("IRS") completed its audit of the Company's 2014 U.S. income tax return.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020, which includes significant corporate income tax and payroll tax provisions aimed at providing economic relief. The Company expects to receive favorable cash flow benefits related to the employee retention credit, employer payroll tax deferral, and accelerated depreciation related to qualified improvement property. The Company will continue to assess the impact of the CARES Act and other COVID-19 related incentives.

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

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(1,956,852)
Common stock available for grant of stock-based awards as of June 30, 2020	9,043,148

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2020
($ in thousands except share and per share data)
Total equity-based compensation for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock	$4,627	$4,938	$9,491	$9,555
Stock options	894	999	1,716	2,053
Total	$5,521	$5,937	$11,207	$11,608

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from stock options exercised	$86	$1,077	$960	$1,799
Intrinsic value of stock options exercised	$21	$513	$758	$842

During the three and six months ended June 30, 2020, options to purchase approximately 121,683 shares of common stock with a weighted average exercise price of $30.42 and options to purchase approximately 510,162 shares of common stock with a weighted average exercise price of $27.09 vested, respectively. During the three and six months ended June 30, 2019, options to purchase approximately 77,075 shares of common stock with a weighted average exercise price of $33.77 and options to purchase approximately 480,762 shares of common stock with a weighted average exercise price of $27.68 vested, respectively. As of June 30, 2020, there were unvested options relating to 870,188 shares of common stock outstanding with a total of $5,625 of unrecognized compensation cost and an average vesting period of 1.6 years.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the six months ended June 30, 2020 and 2019:

	2020	2019
Volatility	33.9% to 50.0%	32.0% to 33.4%
Risk free interest rate	0.2% to 1.6%	2.3% to 2.5%
Expected life in years	3.0 to 5.0	3.0 to 5.0
Dividend yield	1.3%	1.7%
Weighted average fair value	$10.16	$8.31

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2020
($ in thousands except share and per share data)
Activity relating to stock options granted under the Company’s plans during the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	2,802,000	$26.85
Granted	499,000	34.61
Exercised	(52,000)	20.58
Forfeited	(317,000)	38.94
Outstanding at June 30, 2020	2,932,000	$26.97	3.7 years	$686
Exercisable at June 30, 2020	2,062,000	$27.21	3.6 years	$620

Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2020 and 2019:

	2020		2019
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	4,427,000	$19.84	5,135,000	$18.42
Granted	402,000	33.63	625,000	32.56
Vested	(311,000)	27.72	(281,000)	26.03
Forfeited	(35,000)	26.40	(15,000)	26.86
Outstanding at June 30,	4,483,000	$20.48	5,464,000	$19.60

As of June 30, 2020, the Company had $57,085 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.8 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

On June 30, 2020, pursuant to his employment agreement with the Company, Mr. Madden was granted an option to purchase 225,000 shares of the Company's common stock at an exercise price of $24.83 per share, which option will vest in four equal installments commencing on September 30, 2020 and ending on June 30, 2021. As of June 30, 2020, the Company's founder and Creative and Design Chief, Mr. Madden, had unvested options to purchase 675,000 shares of the Company's common stock and 3,347,390 restricted shares of the Company's common stock.

Note O – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by reporting unit as of June 30, 2020:

	Wholesale			Net Carrying Amount
	Footwear	Accessories/ Apparel	Retail
Balance at January 1, 2020	$91,572	$62,688	$17,089	$171,349
Purchase accounting adjustment	—	—	(2,591)	(2,591)
Translation and other	(1,373)	—	(1,052)	(2,425)
Balance at June 30, 2020	$90,199	$62,688	$13,446	$166,333

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2020
($ in thousands except share and per share data)
The following table details identifiable intangible assets as of June 30, 2020:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2)	Net Carrying Amount
Trade names	6–10 years	$8,770	$8,770	$—	$—
Customer relationships	10–20 years	38,980	21,206	—	17,774
		47,750	29,976	—	17,774
Re-acquired right	indefinite	35,200	9,583	—	25,617
Trademarks	indefinite	115,481	(55)	9,518	106,018
		$198,431	$39,504	$9,518	$149,409

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

The Company evaluates its goodwill and intangible assets for indicators of impairment at least annually in the third quarter of each year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Given the substantial reduction in sales, EBITDA and the reduced cash flow projections as a result of the COVID-19 pandemic, the Company determined that impairment indicators were present and that an impairment assessment was warranted for goodwill and indefinite-lived intangible assets. As a result, the Company performed an interim assessment of goodwill, assigned to its reporting units using a quantitative approach as of March 31, 2020 and an interim assessment of indefinite-lived intangible assets using a quantitative approach as of March 31, 2020. In conducting the interim goodwill assessment, the estimated fair values of the Company's reporting units were determined using discounted cash flows and market comparisons. Based on the results of the impairment assessment, the Company concluded that the fair values of its reporting units significantly exceeded their respective carrying values and therefore no goodwill impairment charges were recorded. In evaluating indefinite-lived intangible assets, estimated fair values were determined using discounted cash flows and supported comparable royalty rates. Based on the results of the quantitative impairment assessment, the Company concluded that the fair values of certain trademarks were below their respective carrying values, which resulted in $9,518 of impairment charges.

The amortization of intangible assets amounted to $895 and $1,786 for the three and six months ended June 30, 2020, respectively, compared to $1,333 and $2,667 for the three and six months ended June 30, 2019 and is included in operating expenses in the Company's Condensed Consolidated Statements of (Loss)/Income. The estimated future amortization expense for intangibles as of June 30, 2020 is as follows:

2020 (remaining six months)	$1,378
2021	2,168
2022	1,747
2023	1,747
2024	1,747
Thereafter	8,987
Total	$17,774

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2020
($ in thousands except share and per share data)
Note P – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of June 30, 2020, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in other assets, was $565. As of June 30, 2020, $388 of gains related to cash flow hedges are recorded in accumulated other comprehensive income, before tax, and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of June 30, 2019, $98 of losses related to cash flow hedges were recorded in accumulated other comprehensive loss, before tax. For the three months ended June 30, 2020, the Company's hedging activities were considered effective and, thus, no ineffectiveness from hedging activities was recognized in the Condensed Consolidated Statements of (Loss)/Income. For the six months ended June 30, 2020, the Company's hedging activities were considered ineffective due to COVID-19, and, thus, gains of $176 related to ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of (Loss)/Income during the first quarter of 2020. For the three and six months ended June 30, 2020, gains of $30 and $30 were reclassified from accumulated other comprehensive income and recognized in the income statement in cost of sales as compared to losses of $8 and $8 for the three and six months ended June 30, 2019.

Note Q – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to the Company’s license agreements. The Company sources, distributes, advertises and sells pursuant to its license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of sales, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels and certain other conditions are achieved. As of June 30, 2020 the Company had future minimum royalty and advertising payments of $26,401.

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

Note R – Operating Segment Information

The Company operates the following business segments: Wholesale Footwear, Wholesale Accessories/Apparel, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and internationally, from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories/Apparel segment, which includes branded and private label handbags, apparel, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and internationally, from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. Our Wholesale Footwear and Wholesale Accessories/Apparel segments, derives revenue from certain territories within Asia, Europe, North America (excluding the United States) and Africa and, under special distribution arrangements, in various other territories within Australia, the Middle East, India, South and Central America and New Zealand and pursuant to a partnership agreement in Singapore. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada and Mexico, our joint ventures in South Africa, China, Taiwan and Israel and the Company’s websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories, apparel and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-merchants, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage and fragrance. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, outerwear,

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2020
($ in thousands except share and per share data)
sleepwear, activewear, jewelry, watches, bedding, luggage, umbrellas and household goods. The Licensing segment also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear.

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Retail	First Cost	Licensing	Consolidated
June 30, 2020
Total revenue	$77,966	$22,018	$99,984	$41,379	$252	$1,197	$142,812
Gross profit	21,744	4,806	26,550	27,889	252	1,197	55,888
(Loss)/income from operations	(10,699)	(4,404)	(15,103)	(8,933)	(172)	506	(23,702)
Segment assets	$822,087	$112,917	935,004	183,657	7,290	6,441	1,132,392
Capital expenditures			$767	$252	$—	$—	$1,019
June 30, 2019
Total revenue	$286,237	$77,265	$363,502	$81,472	$1,576	$3,079	$449,629
Gross profit	94,657	22,012	116,669	48,676	1,576	3,079	170,000
Income/(loss) from operations	38,429	4,750	43,179	(1,693)	951	2,196	44,633
Segment assets	$911,077	$101,041	1,012,118	253,025	8,721	7,696	1,281,560
Capital expenditures			$1,273	$1,542	$—	$—	$2,815

As of and for the six months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Retail	First Cost	Licensing	Consolidated
June 30, 2020
Total revenue	$313,035	$89,690	$402,725	$94,322	$1,502	$3,431	$501,980
Gross profit	101,528	23,318	124,846	59,573	1,502	3,431	189,352
Income/(loss) from operations	18,392	(15,025)	3,367	(54,736)	(24)	1,443	(49,950)
Segment assets	$822,087	$112,917	935,004	183,657	7,290	6,441	1,132,392
Capital expenditures			$3,417	$903	$—	$—	$4,320
June 30, 2019
Total revenue	$562,825	$148,772	$711,597	$144,317	$3,934	$5,569	$865,417
Gross profit	192,978	43,928	236,906	85,436	3,934	5,569	331,845
Income/(loss) from operations	86,701	9,617	96,318	(11,399)	535	3,839	89,293
Segment assets	$911,077	$101,041	1,012,118	253,025	8,721	7,696	1,281,560
Capital expenditures			$2,965	$3,249	$—	$—	$6,214

Revenues by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Domestic (a)	$126,130	$403,977	$444,067	$772,410
International	16,682	45,652	57,913	93,007
Total	$142,812	$449,629	$501,980	$865,417
(a) Includes revenues of $49,659 and $117,984 for the three and six months ended June 30, 2020, respectively, and $101,855 and $178,972 for the comparable periods in 2019 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our international entities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2020
($ in thousands except share and per share data)

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. On April 1, 2020, the Company early adopted the new standard, with no impact to its consolidated financial statements and related disclosures.

Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No. 2020-04”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable the Company's borrowing instruments that use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04; however, at the current time the Company does not expect that the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

Note T – Subsequent Events

Credit Agreement

On July 22, 2020, the Company entered into a $150,000 revolving credit agreement (the “Credit Agreement”) with various lenders and Citizens Bank, N.A., as administrative agent (in such capacity, the “Agent”), which replaces the Company’s existing credit facility provided by Rosenthal. The Credit Agreement provides for a revolving credit facility scheduled to mature on July 22, 2025. The initial maximum availability under the revolving credit facility is $150,000 subject to a borrowing base consisting of certain eligible credit card receivables, accounts receivables, inventory, and, subject to the satisfaction of

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2020
($ in thousands except share and per share data)
certain conditions, in-transit inventory. Availability under the revolving credit facility is reduced by outstanding letters of credit. No revolving loans or letters of credit were outstanding under the Credit Agreement.

Borrowings under the Credit Agreement generally bear interest at a variable rate equal to, at the Company’s election, (i) LIBOR for the applicable interest period plus a specified margin, which is based upon average availability under the revolving credit facility from time to time, or (ii) the base rate (which is the highest of (a) the prime rate announced by Citizens Bank, N.A. or its parent company, (b) the sum of the federal funds effective rate plus 0.50%, and (c) the sum of one-month LIBOR plus 1%) plus a specified margin, which is based upon average availability under the revolving credit facility from time to time.

Amended and Restated Deferred Purchase Factoring Agreement

On July 22, 2020, the Company also entered into an Amended and Restated Deferred Purchase Factoring Agreement (the “Factoring Agreement”) between the Company and Rosenthal. Pursuant to the Factoring Agreement, Rosenthal will serve as the collection agent with respect to certain of the Company’s receivables and will be entitled to receive a base commission of 0.20% of the gross invoice amount of each receivable assigned for collection, plus certain additional fees and expenses, subject to certain minimum annual commissions. Rosenthal will generally assume the credit risk resulting from a customer’s financial inability to make payment with respect to credit approved receivables.

Restoration of Salaries

On July 31, 2020, the Company announced that it has restored the full salaries of its employees, including its President, Chief Financial Officer, Chief Operating Officer, and Chief Merchandising Officer, to pre-COVID-19 reduction levels. Steven Madden, the Company’s founder and Creative and Design Chief, and Edward Rosenfeld, its Chairman and Chief Executive Officer, will voluntarily continue to forego their entire salary, and our Board of Directors will continue to forego their cash compensation. Restoration of the employees’ salaries became effective as of August 1, 2020. Effective April 1, 2020, the salaries of the Company’s President, Chief Financial Officer, Chief Operating Officer, and Chief Merchandising Officer were reduced by 30%, and the salaries of all other employees earning more than $100 per year were reduced by graduated amounts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the three and six month periods ended June 30, 2020 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
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
This Quarterly Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, among others, statements regarding revenue and earnings guidance, plans, strategies, objectives, expectations and intentions. Forward-looking statements can be identified by words such as: “may”, “will”, “expect”, “believe”, “should”, “anticipate”, “project”, “predict”, “plan”, “intend”, or “estimate”, and similar expressions or the negative of these expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our current beliefs, expectations and assumptions regarding anticipated events and trends affecting our business and industry based on information available as of the time such statements are made. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which may be outside of our control. Our actual results and financial condition may differ materially from those indicated in these forward-looking statements. As such, investors should not rely upon them. Important risk factors include:

•our ability to maintain adequate liquidity when negatively impacted by unforeseen events such as an epidemic or pandemic (COVID-19), which may cause disruption to our business operations and temporary closure of Company-operated and wholesale partner retail stores, resulting in a significant reduction in revenue for an indeterminable period of time;
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

Executive Summary

In December 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including the closure of non-essential businesses, travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, we temporarily closed all of our stores and our corporate offices in the U.S. and the vast majority of our stores and offices globally. As of July 2020, the vast majority of our stores and corporate offices in the U.S. and globally reopened. Effective April 1, 2020, we temporarily furloughed a significant number of our employees. Employees with medical benefits will continue to receive those benefits at no personal cost for a duration to be determined by us. Remaining employees worked and continue to work remotely. These and other factors have had and may continue to have a material impact on our business, results of operations, financial position and cash flow. In response to the COVID-19 pandemic, we took precautionary measures to maintain adequate liquidity and financial flexibility by suspending share repurchases and the quarterly cash dividend; suspending salaries of our Founder and Creative and Design Chief, Steve Madden, our Chairman and Chief Executive Officer, Edward Rosenfeld, and our Board of Directors; reducing salaries by 30% for our President, Chief Financial Officer, Chief Operating Officer and Chief Merchandising Officer; reducing salaries by graduated amounts for all other employees earning over $100 per year; significantly scaling back on non-essential operating expenses, capital expenditures and planned inventory purchases; and drawing down $42,662 on our newly amended credit facility agreement with Rosenthal & Rosenthal, Inc. We experienced other adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, charges from adjustments to the carrying amount of certain trademarks, long-lived asset impairment charges and restructuring and other related charges.

Total revenue for the quarter ended June 30, 2020 decreased 68.2% to $142,812 as compared to $449,629 in the same period of last year. Net (loss)/income attributable to Steven Madden, Ltd. decreased to a net loss of $16,586 in the second quarter of 2020 compared to net income of $36,572 in the same period of last year. The effective tax rate for the second quarter of 2020 increased to 26.6% compared to 21.3% in the second quarter of last year primarily due to the tax benefit from the 2020 pre-tax loss in jurisdictions with higher tax rates and a change to the valuation of contingent considerations, partially offset by an increase in Global Intangible Low Taxed Income ("GILTI") under the 2017 Tax Cut and Jobs Act. Diluted loss was $0.21 per share on 78,517 diluted weighted average shares outstanding in the second quarter of 2020 as compared to income of $0.44 per share on 83,869 diluted weighted average shares outstanding in the second quarter of last year.

Our inventory turnover (calculated on a trailing twelve-month average) for the quarters ended June 30, 2020 and 2019 was 7.2 times and 7.9 times, respectively. The change in our inventory turnover is primarily due to the impact of the COVID-19 pandemic on our second quarter sales. Our total company accounts receivable average collection increased to 141 days in the second quarter of 2020 compared to 65 days in the second quarter of 2019 primarily as the result of our wholesale customers' cash preservation initiatives as a result of the COVID-19 pandemic. As of June 30, 2020, we had $356,938 in cash, cash equivalents and marketable securities, advances from factor of $42,662, no long-term debt and total stockholders’ equity of $767,120. Working capital was $398,029 as of June 30, 2020, as compared to $458,584 on June 30, 2019. The decrease in working capital was primarily due to actions taken as a result of the COVID-19 pandemic.

The following tables set forth information on operations for the periods indicated:
Selected Financial Information
Three Months Ended June 30,
($ in thousands)

	2020		2019
CONSOLIDATED:
Net sales	$141,363	99.0%	$444,974	99.0%
Commission and licensing fee income	1,449	1.0%	4,655	1.0%
Total revenue	142,812	100.0%	449,629	100.0%
Cost of sales	86,924	60.9%	279,629	62.2%
Gross profit	55,888	39.1%	170,000	37.8%
Operating expenses	79,590	55.7%	121,317	27.0%
Impairment charges	—	—%	4,050	0.9%
(Loss)/income from operations	(23,702)	(16.6)%	44,633	9.9%
Interest and other income – net	357	0.2%	1,262	0.3%
(Loss)/income before income taxes	(23,345)	(16.3)%	45,895	10.2%
Net (loss)/income attributable to Steven Madden, Ltd.	$(16,586)	(11.6)%	$36,572	8.1%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$77,966	100.0%	$286,237	100.0%
Cost of sales	56,222	72.1%	191,580	66.9%
Gross profit	21,744	27.9%	94,657	33.1%
Operating expenses	32,443	41.6%	52,178	18.2%
Impairment charges	—	—%	4,050	1.4%
(Loss)/income from operations	$(10,699)	(13.7)%	$38,429	13.4%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Net sales	$22,018	100.0%	$77,265	100.0%
Cost of sales	17,212	78.2%	55,253	71.5%
Gross profit	4,806	21.8%	22,012	28.5%
Operating expenses	9,210	41.8%	17,262	22.3%
(Loss)/income from operations	$(4,404)	(20.0)%	$4,750	6.1%

RETAIL SEGMENT:
Net sales	$41,379	100.0%	$81,472	100.0%
Cost of sales	13,490	32.6%	32,796	40.3%
Gross profit	27,889	67.4%	48,676	59.7%
Operating expenses	36,822	89.0%	50,369	61.8%
(Loss) from operations	$(8,933)	(21.6)%	$(1,693)	(2.1)%
Number of stores	225		224

FIRST COST SEGMENT:
Commission fee income	$252	100.0%	$1,576	100.0%
Gross profit	252	100.0%	1,576	100.0%
Operating expenses	424	168.3%	625	39.7%
(Loss)/income from operations	$(172)	(68.3)%	$951	60.3%

LICENSING SEGMENT:
Licensing fee income	$1,197	100.0%	$3,079	100.0%
Gross profit	1,197	100.0%	3,079	100.0%
Operating expenses	691	57.7%	883	28.7%
Income from operations	$506	42.3%	$2,196	71.3%

Selected Financial Information
Six Months Ended June 30,
($ in thousands)

	2020		2019
CONSOLIDATED:
Net sales	$497,047	99.0%	$855,914	98.9%
Commission and licensing fee income	4,933	1.0%	9,503	1.1%
Total revenue	501,980	100.0%	865,417	100.0%
Cost of sales	312,628	62.3%	533,572	61.7%
Gross profit	189,352	37.7%	331,845	38.3%
Operating expenses	229,784	45.8%	238,502	27.6%
Impairment charges	9,518	1.9%	4,050	0.5%
(Loss)/income from operations	(49,950)	(10.0)%	89,293	10.3%
Interest and other income – net	1,403	0.3%	2,454	0.3%
(Loss)/income before income taxes	(48,547)	(9.7)%	91,747	10.6%
Net (loss)/income attributable to Steven Madden, Ltd.	$(34,037)	(6.8)%	$71,097	8.2%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$313,035	100.0%	$562,825	100.0%
Cost of sales	211,507	67.6%	369,847	65.7%
Gross profit	101,528	32.4%	192,978	34.3%
Operating expenses	83,136	26.6%	102,227	18.2%
Impairment charges	—	—%	4,050	0.7%
Income from operations	$18,392	5.9%	$86,701	15.4%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Net sales	$89,690	100.0%	$148,772	100.0%
Cost of sales	66,372	74.0%	104,844	70.5%
Gross profit	23,318	26.0%	43,928	29.5%
Operating expenses	29,281	32.6%	34,311	23.1%
Impairment charges	9,062	10.1%	—	—%
(Loss)/income from operations	$(15,025)	(16.8)%	$9,617	6.5%

RETAIL SEGMENT:
Net sales	$94,322	100.0%	$144,317	100.0%
Cost of sales	34,749	36.8%	58,881	40.8%
Gross profit	59,573	63.2%	85,436	59.2%
Operating expenses	113,853	120.7%	96,835	67.1%
Impairment charges	456	0.5%	—	—%
(Loss) from operations	$(54,736)	(58.0)%	$(11,399)	(7.9)%
Number of stores	225		224

FIRST COST SEGMENT:
Commission fee income	$1,502	100.0%	$3,934	100.0%
Gross profit	1,502	100.0%	3,934	100.0%
Operating expenses	1,526	101.6%	3,399	86.4%
(Loss)/income from operations	$(24)	(1.6)%	$535	13.6%

LICENSING SEGMENT:
Licensing fee income	$3,431	100.0%	$5,569	100.0%
Gross profit	3,431	100.0%	5,569	100.0%
Operating expenses	1,988	57.9%	1,730	31.1%
Income from operations	$1,443	42.1%	$3,839	68.9%

At the end of March 2020, in response to the COVID-19 pandemic, as a precautionary measure our Board of Directors temporarily suspended the payment of dividends and the repurchase of the Company's common stock.

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Consolidated:

Total revenue for the three months ended June 30, 2020 decreased 68.2% to $142,812 compared to $449,629 in the same period of last year, with decreases in the Wholesale Footwear, Wholesale Accessories/Apparel and Retail segments as a result of the impact of the COVID-19 pandemic. Gross profit was $55,888, or 39.1% of total revenue, as compared to $170,000, or 37.8% of total revenue, in the prior-year period. The increase in gross profit as a percentage of total revenue was due to the shift in sales to our higher-margin e-commerce business. Operating expenses in the second quarter of 2020 were $79,590, or 55.7% of total revenue, as compared to $121,317, or 27.0% of total revenue, in the second quarter of the prior year. The increase in operating expenses as a percentage of total revenue was primarily attributable to a deleverage on a lower sales base, in addition to restructuring and other related charges related to the COVID-19 pandemic, an increase in costs related to the growth to our e-commerce business and the inclusion of the GREATS and BB Dakota businesses, partially offset by reduced discretionary spending as a result from our initiatives to control expenses, along with the change in valuation of our contingent considerations. The effective tax rate for the second quarter of 2020 increased to 26.6% compared to 21.3% in the second quarter of last year. The increase in effective tax rate was primarily due to the tax benefit from the 2020 pre-tax loss in jurisdictions with higher tax rates and a change to the valuation of contingent considerations, partially offset by an increase in GILTI tax. Net loss attributable to Steven Madden, Ltd. for the second quarter of 2020 was $16,586 compared to net income for the second quarter of 2019 of $36,572.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the second quarter of 2020 accounted for $77,966, or 54.6% of total revenue, as compared to $286,237, or 63.7% of total revenue, for the second quarter of 2019. The 72.8% decrease in revenue in the current period is primarily related to order cancellations due to the impact of the COVID-19 pandemic. Gross profit was $21,744, or 27.9% of Wholesale Footwear revenue, in the second quarter of 2020 as compared to $94,657, or 33.1% of Wholesale Footwear revenue, in the second quarter of 2019. The decrease in gross profit as a percentage of Wholesale Footwear revenue was due to a shift in sales mix to the lower-margin private label business. Operating expenses in the second quarter of 2020 were $32,443, or 41.6% of Wholesale Footwear revenue, as compared to $52,178, or 18.2% of Wholesale Footwear revenue, in the second quarter of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was attributable to a deleverage on a lower sales base, in addition to restructuring and other related charges, partially offset by reduced discretionary spending as a result from our initiatives to control expenses. Income from operations decreased to a loss from operations of $10,699 in the second quarter of 2020 as compared to income from operations of $38,429 for the comparable period in the prior year.

Wholesale Accessories/Apparel Segment:

Revenue generated by the Wholesale Accessories/Apparel segment in the second quarter of 2020 accounted for $22,018, or 15.4% of total revenue, as compared to $77,265, or 17.2% of total revenue, in the second quarter of 2019. The 71.5% decrease in revenue in the current period is primarily related to order cancellations due to the impact of the COVID-19 pandemic. Gross profit was $4,806, or 21.8% of Wholesale Accessories/Apparel revenue, in the second quarter of 2020 as compared to $22,012, or 28.5% of Wholesale Accessories/Apparel revenue, in the second quarter of the prior year. The decrease in gross profit as a percentage of Wholesale Accessories/Apparel revenue was primarily due to a decline in our branded handbag and fashion accessories business. Operating expenses in the second quarter of 2020 were $9,210, or 41.8% of Wholesale Accessories/Apparel revenue, as compared to $17,262, or 22.3% of Wholesale Accessories/Apparel revenue, in the same period of last year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to a deleverage on a lower sales base in addition to restructuring and other related charges, partially offset by reduced discretionary spending as a result from our initiatives to control expenses, along with a change in valuation of a contingent consideration. Loss from operations for the Wholesale Accessories/Apparel segment for the second quarter of 2020 was $4,404 as compared to income from operations of $4,750 for the comparable period of the prior year.

Retail Segment:

In the second quarter of 2020, revenue from the Retail segment accounted for $41,379, or 29.0% of total revenue, as compared to $81,472, or 18.1% of total revenue, in the second quarter of 2019. The 49.2% decrease in revenue was primarily due to the closure of substantially all our retail stores for most or all of the quarter as a result of the COVID-19 pandemic, partially offset by strong performance in our e-commerce business. We added three stores and closed two stores during the three months ended June 30, 2020. As of June 30, 2020, we had 225 retail stores compared to 224 stores as of June 30, 2019. The 225 stores currently in operation include 146 Steve Madden® full-price stores, 68 Steve Madden® outlet stores, one Steven® store, one Superga® store, one GREATS® store and eight e-commerce websites. In addition, we operated 17 concessions in international markets. As a result of the closure of the vast majority of our brick-and-mortar stores for most or all of the quarter, we did not report comparable store sales for the quarter. Gross profit in the second quarter of 2020 was $27,889, or 67.4% of Retail revenue, as compared to $48,676, or 59.7% of Retail revenue, in the second quarter of 2019. The increase in gross profit as a percentage of Retail revenue was primarily due to a shift in sales to the higher-margin e-commerce business. Operating expenses in the second quarter of 2020 were $36,822, or 89.0% of Retail revenue, as compared to $50,369, or 61.8% of Retail revenue, in the second quarter of 2019. The increase in operating expenses as a percentage of Retail revenue was primarily attributable to a deleverage on a lower sales base, an increase in costs related to the growth to our e-commerce business and the inclusion of the GREATS business, partially offset by reduced discretionary spending as a result from our initiatives to control expenses, along with the change in valuation of a contingent consideration. Loss from operations for the Retail segment was $8,933 in the second quarter of 2020 as compared to a loss from operations of $1,693 in the comparable period last year.

First Cost Segment:

Commission fee income generated by the First Cost segment accounted for $252, or 0.2% of total revenue, in the second quarter of 2020 as compared to $1,576, or 0.4% of total revenue, for the first quarter of 2019. Operating expenses decreased to $424 in the current period as compared to $625 in the same period last year. Loss from operations was $172 in the second quarter of 2020 as compared to income from operations of $951 in the comparable period of last year.

Licensing Segment:

Licensing fee income generated by the Licensing segment accounted for $1,197, or 0.8% of total revenue, in the second quarter of 2020 as compared to $3,079, or 0.7% of total revenue, for the second quarter of 2019. Operating expenses decreased to $691 in the current period as compared to $883 in the same period of last year. Income from the Licensing segment was $506 as compared to $2,196 in the comparable period last year.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Consolidated:

Total revenue for the six months ended June 30, 2020 decreased 42.0% to $501,980 compared to $865,417 in the same period of last year, with decreases in the Wholesale Footwear, Wholesale Accessories/Apparel and Retail segments as a result of the impact of the COVID-19 pandemic. Gross profit was $189,352, or 37.7% of total revenue, as compared to $331,845, or 38.3% of total revenue, in the prior-year period. The decrease in gross profit as a percentage of total revenue was primarily due to inventory reserves, inclusive of inventory purchase commitments as a result of the COVID-19 pandemic. Operating expenses in the six months ended June 30, 2020 were $229,784, or 45.8% of total revenue, as compared to $238,502, or 27.6% of total revenue, in the same period of the prior year. The increase in operating expenses as a percentage of total revenue was primarily attributable to a deleverage on a lower sales base, in addition to the impairment of lease right-of-use assets and store fixed assets, restructuring and other related charges as a result of the COVID-19 pandemic, and the inclusion of the GREATS and BB Dakota businesses, partially offset by reduced discretionary spending as a result from our initiatives to control expenses, along with the change in valuation of contingent considerations. The effective tax rate for the six months ended June 30, 2020 increased to 28.0% compared to 22.2% for the same period last year. The increase in effective tax rate is primarily due to the tax benefit from the 2020 pre-tax loss in jurisdictions with higher tax rates and a change to the valuation of contingent considerations, partially offset by an increase in GILTI tax. Net loss attributable to Steven Madden, Ltd. for the six months ended June 30, 2020 was $34,037 compared to net income of $71,097 for the same period of 2019.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment for the six months ended June 30, 2020 accounted for $313,035, or 62.4% of total revenue, as compared to $562,825, or 65.0% of total revenue, for the same period of 2019. The 44.4% decrease in revenue in the current period was primarily related to order cancellations due to the impact of the COVID-19 pandemic. Gross profit was $101,528, or 32.4% of Wholesale Footwear revenue, for the six months ended June 30, 2020 as compared to $192,978, or 34.3% of Wholesale Footwear revenue, for same period of 2019. The decrease in gross profit as a percentage of Wholesale

Footwear revenue was primarily due to inventory related reserves taken as a result of the COVID-19 pandemic. Operating expenses for the six months ended June 30, 2020 were $83,136, or 26.6% of Wholesale Footwear revenue, as compared to $102,227, or 18.2% of Wholesale Footwear revenue, for the same period of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to a deleverage on a lower sales base in addition to restructuring and other related charges as a result of the COVID-19 pandemic, partially offset by reduced discretionary spending as a result from our initiatives to control expenses. Income from operations decreased to $18,392 for the six months end June 30, 2020 as compared to $86,701 for the comparable period in the prior year.

Wholesale Accessories/Apparel Segment:

Revenue generated by the Wholesale Accessories/Apparel segment for six months ended June 30, 2020 accounted for $89,690, or 17.9% of total revenue, as compared to $148,772, or 17.2% of total revenue, for the comparable period of 2019. The 39.7% decrease in revenue in the current period is primarily attributable to order cancellations due to the impact of the COVID-19 pandemic. Gross profit was $23,318, or 26.0% of Wholesale Accessories/Apparel revenue, for the six months ended June 30, 2020 as compared to $43,928, or 29.5% of Wholesale Accessories/Apparel revenue, in the prior year. The decrease in gross profit as a percentage of Wholesale Accessories/Apparel revenue was due to inventory related reserves as a result of the COVID-19 pandemic. Operating expenses for the six months ended June 30, 2020 were $29,281, or 32.6% of Wholesale Accessories/Apparel revenue, as compared to $34,311, or 23.1% of Wholesale Accessories/Apparel revenue, in the same period of last year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to a deleverage on a lower sales base, in addition to restructuring and other related charges as a result of the COVID-19 pandemic, partially offset by reduced discretionary spending as a result from our initiatives to control expenses, along with a change in valuation of a contingent consideration. In the Wholesale Accessories/Apparel segment, an impairment of certain trademarks was recorded for the six months ended June 30, 2020. Loss from operations for the Wholesale Accessories/Apparel segment for the six months ended June 30, 2020 was $15,025 as compared to income from operations of $9,617 for the comparable period of the prior year.

Retail Segment:

For the six months ended June 30, 2020, revenue from the Retail segment accounted for $94,322, or 18.8% of total revenue, as compared to $144,317, or 16.7% of total revenue, in the same period of 2019. The 34.6% decrease in revenue was primarily due to the closure of all of our brick-and-mortar stores in the U.S. and the vast majority of our brick-and-mortar stores globally from the second half of March through at least the end of May, when we started to reopen some of our stores. We added four stores and closed six stores during the six months ended June 30, 2020. As of June 30, 2020, we had 225 retail stores compared to 224 stores as of June 30, 2019. Gross profit for the six months ended June 30, 2020 was $59,573, or 63.2% of Retail revenue, as compared to $85,436, or 59.2% of Retail revenue, in the comparable period of 2019. The increase in gross profit as a percentage of Retail revenue was primarily due to strong margins from a shift in sales to the higher-margin e-commerce business. Operating expenses for the six months ended June 30, 2020 were $113,853, or 120.7% of Retail revenue, as compared to $96,835, or 67.1% of Retail revenue, in the comparable period of 2019. The increase in operating expenses as a percentage of Retail revenue was primarily attributable to a deleverage on a lower sales base, in addition to the impairment of lease right-of-use assets and store fixed assets, restructuring and related charges as a result of the COVID-19 pandemic and the inclusion of the GREATS business, partially offset by reduced discretionary spending as a result from our initiatives to control expenses, along with the change in valuation of a contingent consideration. Loss from operations for the Retail segment was $54,736 for the six months ended June 30, 2020 as compared to $11,399 in the comparable period last year.

First Cost Segment:

Commission fee income generated by the First Cost segment accounted for $1,502, or 0.3% of total revenue, for the six months ended June 30, 2020 as compared to $3,934, or 0.5% of total revenue, for the same period of 2019. Operating expenses decreased to $1,526 in the current period as compared to $3,399 in the same period last year. Loss from operations was $24 for six months ended June 30, 2020 as compared to income from operations of $535 in the comparable period of last year.

Licensing Segment:

Licensing fee income generated by the Licensing segment accounted for $3,431, or 0.7% of total revenue, for six months ended June 30, 2020 as compared to $5,569, or 0.6% of total revenue, for the second quarter of 2019. Operating expenses increased to $1,988 in the current period as compared to $1,730 in the same period of last year. Income from the Licensing segment was $1,443 as compared to $3,839 in the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

We took a number of precautionary but significant measures to preserve liquidity and enhance financial flexibility as a result of the COVID-19 pandemic. We suspended stock repurchases and our quarterly cash dividend. We significantly scaled back all non-essential operating expenses, capital expenditures and inventory purchases. We also furloughed a significant portion of our employees, temporarily suspended salaries for our Founder and Creative and Design Chief, Steve Madden, our Chairman and Chief Executive Officer, Edward Rosenfeld, and our Board of Directors, reduced salaries by 30% for our President, Chief Financial Officer, Chief Operating Officer and Chief Merchandising Officer, temporarily reduced the salaries of all employees with salaries greater than $100 per year and drew down from our existing credit facility as of March 2020.
Cash, cash equivalents and marketable securities totaled $356,938 and $304,622 at June 30, 2020 and December 31, 2019, respectively. Of the total cash, cash equivalents and marketable securities at June 30, 2020, $138,964, or approximately 39%, was held in our foreign subsidiaries and of the total cash, cash equivalents and marketable securities at December 31, 2019, $137,072, or approximately 45%, was held in our foreign subsidiaries.
We have a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). Until May 6, 2020, the agreement provided us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. Effective May 6, 2020, the credit facility was increased to $50,000 as a precautionary measure in response to the COVID-19 pandemic. As of June 30, 2020, the balance drawn on this credit facility was $42,622.
On July 22, 2020, we entered into a new $150,000, five-year, asset-based revolving credit facility, which replaced our credit facility with Rosenthal.
As of June 30, 2020, we had working capital of $398,029, cash and cash equivalents of $318,101, investments in marketable securities of $38,837 and we had short-term debt of $42,662.
We believe that based on our current financial position and available cash, cash equivalents, and marketable securities, we will meet all of our financial commitments and operating needs for at least the next twelve months. In addition, we have an asset-based revolving credit facility, which we can access as a precautionary measure.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $57,867 for the six months ended June 30, 2020 compared to $59,761 in the same period of last year. Cash provided by operations was derived primarily from a change in factor accounts receivables of $92,975 and a decrease in inventory of $33,614, partially offset by a change in accounts payable and accrued expenses of $76,183.
INVESTING ACTIVITIES
($ in thousands)

During the six months ended June 30, 2020, we invested $25,818 in marketable securities offset by cash received of $25,656 from the maturities and sales of marketable securities. We also made capital expenditures of $4,320, principally for systems enhancements, leasehold improvements to office space, and new stores, which were committed to and in final stages prior to the COVID-19 pandemic.
FINANCING ACTIVITIES
($ in thousands)
During the six months ended June 30, 2020, net cash provided by financing activities was $1,844, which consisted of share repurchases of $29,678 and cash dividends paid of $12,459, partially offset by net proceeds from advances from factor of $42,662 and proceeds from the exercise of stock options of $960.

CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of June 30, 2020 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2020	2021-2022	2023-2024	2025 and after
Operating lease obligations	$169,747	$22,602	$70,908	$40,448	$35,789
Purchase obligations	52,790	52,790	—	—	—
Future minimum royalty and advertising payments	26,401	4,363	16,600	5,438	—
Transition tax	16,410	1,563	3,126	6,837	4,884
Total	$265,348	$81,318	$90,634	$52,723	$40,673
At June 30, 2020, we had no open letters of credit for the purchase of inventory.
Substantially all our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a growing percentage located in Cambodia, Mexico, Brazil, Italy, India, Vietnam and some other European nations. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.
We have employment agreements with our Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating approximately $3,276 in the remainder of 2020, $10,150 in 2021, $8,366 in 2022 and $7,174 in 2023. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $16,410 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $1,150 as of June 30, 2020 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
DIVIDENDS

At the end of March 2020, in response to the COVID-19 pandemic, as a precautionary measure our Board of Directors temporarily suspended the payment of dividends and the repurchase of the Company's common stock.
Future quarterly cash dividend payments are also subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.
INFLATION

We do not believe that inflation and price changes have had a significant effect on our sales or profitability in the three months ended June 30, 2020. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and LIBOR. The terms of our collection agency agreements with Rosenthal & Rosenthal, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note F to the Condensed Consolidated Financial Statements included in this Quarterly Report. The terms of our new $150 million asset-based revolving credit agreement can be found in Note T to the Condensed Consolidated Financial Statements included in this Quarterly Report.
As of June 30, 2020, we held marketable securities valued at $38,837, which consist of certificates of deposit. We have the ability to hold these investments until maturity.
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
In the first six months of 2020, we entered into forward foreign exchange contracts with notional amounts totaling $16,121. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of June 30, 2020. As of June 30, 2020, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $1,599.
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

On August 9, 2019 and August 12, 2019, we acquired GREATS Brand, Inc. and B.B. Dakota, Inc., respectively.  In conducting our evaluation of the effectiveness of internal controls over financial reporting as of June 30, 2020, we excluded GREATS Brand, Inc. and B.B. Dakota, Inc. from that evaluation in accordance with the rules relating to recently acquired entities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except share and per share data)

The following table presents the total number of shares of our common stock, $.0001 par value, purchased by us in the three months ended June 30, 2020, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. In the middle of March 2020, in response to the COVID-19 pandemic, as a precautionary measure, the Company temporarily suspended the repurchase of the Company's common stock under the Share Repurchase Program. See also Note K to the Condensed Consolidated Financial Statements. During the three months ended June 30, 2020, there were no sales by us of unregistered shares of common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2020 - 4/30/2020	15,304	$19.70	$111,590
5/1/2020 - 5/31/2020	2,554	25.07	111,590
6/1/2020 - 6/30/2020	7,159	24.33	111,590
Total	25,017	$21.57

(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the second quarter of 2020 in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements with an aggregate purchase price of approximately $540.

ITEM 6. EXHIBITS

10.1
Employment Agreement dated May 11, 2020 between the Company and Karla Frieders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2020)#

10.2
Amendment to Collection Agency Agreement dated May 6, 2020 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2020)

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of (Loss)/Income, (iii) the Condensed Consolidated Statements of Comprehensive (Loss)/Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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

Dated: August 4, 2020

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer