Form 10-Q
period 2020-09-30
STEVEN MADDEN, LTD.
filed 2020-11-06
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
Yes  ☐   No ☒

As of November 2, 2020, there were 83,191,677 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2020	December 31, 2019	September 30, 2019
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$223,820	$264,101	$167,492
Accounts receivable, net of allowances of $10,214, $11,066 and $12,706	33,526	38,166	37,781
Factor accounts receivable	232,876	216,471	297,722
Inventories	109,683	136,896	148,053
Short-term investments	33,332	40,521	27,452
Prepaid expenses and other current assets	13,477	22,066	28,586
Prepaid taxes	1,120	658	—
Total current assets	647,834	718,879	707,086
Note receivable – related party	1,274	1,558	1,650
Property and equipment, net	43,130	65,504	60,662
Operating lease right-of-use asset	111,732	155,700	162,385
Deposits and other	2,660	2,948	2,695
Deferred taxes	14,686	—	13,646
Goodwill – net	166,794	171,349	171,412
Intangibles – net	116,300	162,709	162,929
Total Assets	$1,104,410	$1,278,647	$1,282,465
LIABILITIES
Current liabilities:
Accounts payable	$65,666	$61,706	$90,278
Accrued expenses	112,579	169,895	112,385
Operating leases - current portion	36,212	38,624	38,068
Income taxes payable	—	—	952
Accrued incentive compensation	3,615	11,046	11,019
Total current liabilities	218,072	281,271	252,702
Contingent payment liability	1,420	9,124	9,770
Operating leases - long-term portion	107,973	133,172	139,704
Deferred taxes	3,054	5,877	17,117
Other liabilities	6,151	7,979	12,936
Total Liabilities	336,670	437,423	432,229
Commitments, contingencies and other (Note Q)
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 245,000 shares authorized, 133,173, 132,754 and 132,685 shares issued, 83,030, 83,520 and 84,040 shares outstanding	6	6	6
Additional paid-in capital	472,116	454,217	445,077
Retained earnings	1,256,959	1,310,406	1,305,276
Accumulated other comprehensive loss	(37,477)	(30,440)	(31,196)
Treasury stock – 50,143, 49,234 and 48,645 shares at cost	(935,484)	(905,688)	(880,425)
Total Steven Madden, Ltd. stockholders’ equity	756,120	828,501	838,738
Noncontrolling interest	11,620	12,723	11,498
Total stockholders’ equity	767,740	841,224	850,236
Total Liabilities and Stockholders’ Equity	$1,104,410	$1,278,647	$1,282,465

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of (Loss)/Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$342,830	$497,308	$839,877	$1,353,222
Commission and licensing fee income	4,037	4,806	8,970	14,309
Total revenue	346,867	502,114	848,847	1,367,531
Cost of sales	206,990	306,277	519,618	839,849
Gross profit	139,877	195,837	329,229	527,682
Operating expenses	109,865	127,796	339,649	366,298
Impairment of intangibles	33,010	—	42,528	4,050
(Loss)/income from operations	(2,998)	68,041	(52,948)	157,334
Interest and other income – net	88	961	1,491	3,415
(Loss)/income before provision for income taxes	(2,910)	69,002	(51,457)	160,749
Provision/(benefit) for income taxes (Note M)	4,236	15,886	(9,366)	36,257
Net (loss)/income	(7,146)	53,116	(42,091)	124,492
Less: net (loss)/income attributable to noncontrolling interest	(195)	653	(1,103)	932
Net (loss)/income attributable to Steven Madden, Ltd.	$(6,951)	$52,463	$(40,988)	$123,560

Basic net (loss)/income per share	$(0.09)	$0.66	$(0.52)	$1.55

Diluted net (loss)/income per share	$(0.09)	$0.63	$(0.52)	$1.48

Basic weighted average common shares outstanding	78,560	79,092	78,650	79,854
Effect of dilutive securities – options/restricted stock	—	4,014	—	3,886
Diluted weighted average common shares outstanding	78,560	83,106	78,650	83,740

Cash dividends declared per common share	$—	$0.14	$0.15	$0.42

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss)/Income
(unaudited)
(in thousands)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax (expense)	After-tax amounts
Net (loss)			$(7,146)			$(42,091)
Other comprehensive income/(loss):
Foreign currency translation adjustment	$2,630	$—	2,630	$(7,250)	$—	(7,250)
(Loss)/gain on cash flow hedging derivatives	(674)	196	(478)	205	(53)	152
Total other comprehensive income/(loss)	$1,956	$196	2,152	$(7,045)	$(53)	(7,098)

Comprehensive (loss)			(4,994)			(49,189)
Less: comprehensive (loss) attributable to noncontrolling interests			(416)			(1,164)
Comprehensive (loss) attributable to Steven Madden, Ltd.			$(4,578)			$(48,025)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Pre-tax amounts	Tax (expense)	After-tax amounts	Pre-tax amounts	Tax benefit	After-tax amounts
Net income			$53,116			$124,492
Other comprehensive (loss)/income:
Foreign currency translation adjustment	$(1,789)	$—	(1,789)	$1,828	$—	1,828
Gain/(loss) on cash flow hedging derivatives	314	(75)	239	(501)	120	(381)
Unrealized gain on marketable securities	21	—	21	88	—	88
Total other comprehensive (loss)/income	$(1,454)	$(75)	(1,529)	$1,415	$120	1,535

Comprehensive income			51,587			126,027
Less: comprehensive income attributable to noncontrolling interests			871			1,035
Comprehensive income attributable to Steven Madden, Ltd.			$50,716			$124,992

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - June 30, 2020	83,035	$6	$466,384	$1,263,910	$(39,850)	50,138	$(935,366)	$12,036	$767,120
Share repurchases	(5)	—	—	—	—	5	(118)	—	(118)
Stock-based compensation	—	—	5,732	—	—	—	—	—	5,732
Foreign currency translation adjustment	—	—	—	—	2,851	—	—	(221)	2,630
Cash flow hedge (net of tax benefit of $196)	—	—	—	—	(478)	—	—	—	(478)
Net (loss)	—	—	—	(6,951)	—	—	—	(195)	(7,146)
Balance - September 30, 2020	83,030	$6	$472,116	$1,256,959	$(37,477)	50,143	$(935,484)	$11,620	$767,740

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2019	83,520	$6	$454,217	$1,310,406	$(30,440)	49,234	$(905,688)	$12,723	$841,224
Share repurchases	(909)	—	—	—	—	909	(29,796)	—	(29,796)
Exercise of stock options	52	—	960	—	—	—	—	—	960
Issuance of restricted stock, net of forfeitures	367	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	16,939	—	—	—	—	—	16,939
Foreign currency translation adjustment	—	—	—	—	(7,189)	—	—	(61)	(7,250)
Cash flow hedge (net of tax expense of $53)	—	—	—	—	152	—	—	—	152
Dividends on common stock ($0.15 per share)	—	—	—	(12,459)	—	—	—	—	(12,459)
Investment of noncontrolling interest	—	—	—	—	—	—	—	359	359
Acquisition adjustment of noncontrolling interest	—	—	—	—	—	—	—	(298)	(298)
Net (loss)	—	—	—	(40,988)	—	—	—	(1,103)	(42,091)
Balance - September 30, 2020	83,030	$6	$472,116	$1,256,959	$(37,477)	50,143	$(935,484)	$11,620	$767,740

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss)/income	$(42,091)	$124,492
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Stock-based compensation	16,939	17,636
Depreciation and amortization	13,235	16,187
Loss on disposal of fixed assets	473	897
Impairment of intangibles	42,528	4,050
Impairment of lease right-of-use asset and store fixed assets	36,896	1,883
Deferred taxes	(17,509)	385
Accrued interest on note receivable - related party	(24)	(29)
Change in valuation of contingent considerations	(5,020)	—
Realized loss on sale of marketable securities	—	5
Net benefit in connection with the reversal of a contingent liability partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement	—	(1,868)
Recovery, net of provisions for bad debt expense, related to the Payless ShoeSource bankruptcy	—	(259)
Changes, net of acquisitions, in:
Accounts receivable	4,640	(8,005)
Factor accounts receivable	(16,405)	(56,327)
Notes receivable - related party	308	307
Inventories	27,213	(1,453)
Prepaid expenses, prepaid taxes, deposits and other	7,691	3,688
Accounts payable and accrued expenses	(54,156)	(16,015)
Accrued incentive compensation	(7,319)	(276)
Leases and other liabilities	(6,792)	(2,140)
Net cash provided by operating activities	607	83,158

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(36,753)
Capital expenditures	(5,496)	(9,211)
Purchases of short-term investments	(41,223)	(37,426)
Maturity/sale of marketable securities and short-term investments	47,243	77,757
Net cash provided by/(used in) investing activities	524	(5,633)

Cash flows from financing activities:
Proceeds from exercise of stock options	960	2,606
Investment of noncontrolling interest	359	1,283
Distribution of noncontrolling interest earnings	—	(1,113)
Common stock purchased for treasury	(29,796)	(76,505)
Cash dividends paid on common stock	(12,459)	(35,805)
Advances from factor	176,784	—
Repayments of advances from factor	(176,784)	—
Net cash (used in) financing activities	(40,936)	(109,534)
Effect of exchange rate changes on cash and cash equivalents	(476)	(530)
Net (decrease) in cash and cash equivalents	(40,281)	(32,539)
Cash and cash equivalents – beginning of period	264,101	200,031
Cash and cash equivalents – end of period	$223,820	$167,492

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2020
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain reclassifications were made to prior years' presentation to conform to the 2020 presentation. The results of operations for the three and nine-month periods ended September 30, 2020 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2019 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 2, 2020.

Note B - COVID-19

In December 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including the closure of non-essential businesses, travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, the Company temporarily closed all of its brick-and-mortar stores and its corporate offices in the U.S. and the vast majority of its brick-and-mortar stores and offices globally. On April 1, 2020, the Company temporarily furloughed a significant number of its employees. Employees with medical benefits continued to receive those benefits at no personal cost for a duration determined by the Company. As of September 20, 2020, most of our brick-and-mortar stores and corporate offices globally were reopened at limited capacity, and employees returned from furlough and a number of safety protocols and restrictions were implemented to ensure the safety of the Company's employees and customers. The COVID-19 pandemic had and may continue to have a material impact on the Company's business, results of operations, financial position and cash flow. In response to the COVID-19 pandemic, the Company has taken precautionary measures to maintain adequate liquidity and financial flexibility by temporarily suspending share repurchases and the quarterly cash dividend; temporarily suspending salaries of the Company's founder and Creative and Design Chief, Steve Madden, the Company's Chairman and Chief Executive Officer, Edward Rosenfeld, and its Board of Directors (reinstated on October 1st); temporarily reducing salaries by 30% for the Company's President, Chief Financial Officer, Chief Operating Officer and Chief Merchandising Officer (reinstated on August 1st); reducing salaries by graduated amounts for all other employees earning over $100 per year (reinstated on August 1st); and significantly scaling back on non-essential operating expenses, capital expenditures and planned inventory purchases. The Company also implemented a restructuring plan that resulted in the reduction of a significant number of its corporate employees. The Company experienced other adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, charges from adjustments to the carrying amount of certain trademarks, long-lived asset impairment charges and restructuring and other related charges.

Included in the nine months ended September 30, 2020, was a pre-tax charge recorded during the second quarter 2020 of $5,414 related to restructuring and other related items. This charge was related to the lay-off of approximately 250 employees. The pre-tax charge of $5,414 comprised $2,958 recorded in the Wholesale Footwear segment, $1,678 recorded in the Accessories/Apparel segment, $646 recorded in the Retail segment, $125 recorded in the First Cost segment and $6 recorded in the Licensing segment. In addition, during the third quarter 2020, the Company recorded a pre-tax charge of $978 related to restructuring and other related items. This charge was primarily related to the additional reduction to the workforce. The pre-tax charge of $978 comprised of $216 recorded in the Wholesale Footwear segment, $293 recorded in the Accessories/Apparel segment, $462 recorded in the Retail segment and $7 recorded in the First Cost segment.

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
September 30, 2020
($ in thousands except share and per share data)
Note D – Acquisitions

GREATS Brand, Inc.

On August 9, 2019, the Company acquired 90% of the outstanding common stock of GREATS Brand, Inc., owner of GREATS, a pioneering digitally native sneaker brand, for an initial payment of $12,829 and a future contingent payment of $5,000 based on the GREATS brand achieving certain EBITA targets (See Note H - Fair Value Measurements). The amount of future payments will be determined by GREATS' future performance with no minimum future payment. After the effect of closing adjustments, the purchase price was $14,209, net of cash acquired of approximately $290. The acquisition was funded by cash on hand and added a new digitally native footwear brand with added growth potential to the Company.

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
B.B. Dakota, Inc.
On August 12, 2019, the Company acquired 100% of the outstanding common stock of B.B Dakota, Inc., owner of BB Dakota, a contemporary women's apparel company, for an initial payment of $24,568 and a future contingent payment on the BB Dakota brand achieving certain EBITDA targets (See Note H - Fair Value Measurements). In connection therewith, the Company recorded a long-term liability of $4,770 as of the date of acquisition to reflect estimated fair value of the contingent purchase price. The amount of future payments will be determined by BB Dakota's future performance with no minimum future payment. After the effect of closing adjustments, the purchase price was $29,404, net of cash acquired of approximately $353. The acquisition was funded by cash on hand and adds new apparel brands with added growth potential to the Company.
The results of the BB Dakota brand have been included in the consolidated financial statements since the date of acquisition within the Wholesale Accessories/Apparel and Retail segments.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2020
($ in thousands except share and per share data)
The following table summarizes the adjusted fair value of the assets acquired and liabilities assumed as of the August 12, 2019 acquisition date:

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
Significant areas involving management estimates include variable consideration included in revenue, allowances for bad debts, inventory valuation, valuation of intangible assets, impairment of long-lived assets, litigation reserves and contingent payment liabilities. The Company estimates variable consideration for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance-related deductions that relate to the current-period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by management to estimate the amount of the anticipated customer allowance. While the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated, the Company has made accounting estimates based on the facts and circumstances available as of the reporting date. Actual amounts could differ from these estimates, and such differences could be material.
Note F – Factoring Agreement

The Company had a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”), until May 6, 2020. The agreement provided the Company with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at the Company's election, upon either the prime rate or

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2020
($ in thousands except share and per share data)
LIBOR. Effective May 6, 2020, the credit facility was increased to $50,000 as a precautionary measure in response to the COVID-19 pandemic.
In conjunction with the Credit Agreement described in Note T below, on July 22, 2020, the Company and certain of its subsidiaries (collectively, the “Madden Entities”) entered into an Amended and Restated Deferred Purchase Factoring Agreement (the “Factoring Agreement”) with Rosenthal. Pursuant to the Factoring Agreement, Rosenthal serves as the collection agent with respect to certain receivables of the Madden Entities and is entitled to receive a base commission of 0.20% of the gross invoice amount of each receivable assigned for collection, plus certain additional fees and expenses, subject to certain minimum annual commissions. Rosenthal will generally assume the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables. The initial term of the Factoring Agreement is twelve months, subject to automatic renewal for additional twelve-month periods, and the Factoring Agreement may be terminated at any time by Rosenthal or the Madden Entities on 60 days notice and upon the occurrence of certain other events. The Madden Entities pledged all of their rights under the Factoring Agreement to the Agent (see Note T) under the Credit Agreement to secure obligations arising under the Credit Agreement.
Note G – Short-Term Investments
As of September 30, 2020 and December 31, 2019, short-term investments consisted of certificates of deposit. These securities are classified as current based upon their maturities.
The schedule of maturities at September 30, 2020 and December 31, 2019 is as follows:

	Maturities as of September 30, 2020		Maturities as of December 31, 2019
	1 Year or Less	1 to 4 Years	1 Year or Less	1 to 4 Years
Certificates of deposit	$33,332	$—	$40,521	$—
Total	$33,332	$—	$40,521	$—

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
September 30, 2020
($ in thousands except share and per share data)
The Company’s financial assets and liabilities subject to fair value measurements as of September 30, 2020 and December 31, 2019 are as follows:

		September 30, 2020
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$1,420	$—	$—	$1,420
Forward contracts	268	—	268	—
Total liabilities	$1,688	$—	$268	$1,420

		December 31, 2019
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$9,124	$—	$—	$9,124
Forward contracts	495	—	495	—
Total liabilities	$9,619	$—	$495	$9,124

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows (see Note P - Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

The Company's level 3 balance consists of contingent consideration related to acquisitions. The changes in the Company's level 3 liabilities for the periods ended September 30, 2020 and December 31, 2019 are as follows:

	Balance at January 1,	Payments	Acquisitions	Adjustments (1)	Balance at September 30,
2020
Liabilities:
Contingent consideration	$9,124	—	—	(7,704)	$1,420

	Balance at January 1,	Payments	Acquisitions	Adjustments (2)	Balance at December 31,
2019
Liabilities:
Contingent consideration	$3,000	—	9,124	(3,000)	$9,124
(1) Amount consists of adjustments of $4,020 and $3,684 to the preliminary purchase accounting of B.B. Dakota, Inc. and GREATS Brand, Inc, respectively. The adjustment of $4,020 was a benefit to operating expenses, related to the change in valuation of the contingent consideration in connection with acquisition of B.B. Dakota, Inc., of which $3,930 was recorded during the second quarter of 2020 and $90 was recorded during the third quarter of 2020. The adjustment of $3,684, comprises an adjustment of $2,684 to the preliminary fair value, recorded during the first quarter 2020 and a benefit of $1,000 to operating expenses related to the change in valuation of the contingent consideration in connection with the acquisition of GREATS Brand, Inc., of which, $681 was recorded during the second quarter of 2020 and $319 was recorded during the third quarter 2020.

(2) Amount was a benefit of $3,000 to operating expenses related to the Schwartz and Benjamin acquisition.

At September 30, 2020, the liability for potential contingent consideration was $670 in connection with the August 9, 2019 acquisition of GREATS Brand, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of GREATS Brand, Inc., earn-out payments are based on EBITA performance. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of GREATS Brand, Inc. during the earn-out period, utilizing a discount rate of 10.0%.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2020
($ in thousands except share and per share data)

At September 30, 2020, the liability for potential contingent consideration was $750 in connection with the August 12, 2019 acquisition of B.B. Dakota, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of B.B. Dakota, Inc., earn-out payments are based on EBITDA performance. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of B.B. Dakota, Inc. during the earn-out period, utilizing a discount rate of 10.5%.

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

The fair value of trademarks is measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates.(see Note O)

The fair values of right-of-use lease assets and fixed assets related to Company-owned retail stores were determined using Level 3 inputs, including estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. (see Note J)

The carrying value of certain financial instruments such as cash equivalents, certificates of deposit, accounts receivable, factor accounts receivable and accounts payable approximates their fair values due to the short-term nature of their underlying terms. Fair value of the notes receivable held by the Company approximates their carrying value based upon their imputed or actual interest rate, which approximates applicable current market interest rates. Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.
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

The Company leases office space, sample production space, warehouses, showrooms, storage and retail stores under operating leases. The Company’s portfolio of leases is primarily related to real estate. Because most of its leases do not provide a readily determinable implicit rate, the Company estimated its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Certain of the leases for the Company’s retail store facilities provide for variable lease payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease and are therefore not included in the measurement of the right-of-use assets and lease liabilities. Under ASC 842, these variable lease costs are expensed as incurred.

As a result of the effects of the COVID-19 pandemic, during the third quarter of 2020, the Company executed amendments to certain leases in its existing operating lease portfolio which included changes to rental payments either to be fully or partially based on the future sales volumes at the leased location. The Company considered these concessions in accordance with the FASB Staff Q&A—Topic 842 and Topic 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “Lease Modification Q&A”), and determined that the concessions resulted in the total payments required by the

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2020
($ in thousands except share and per share data)
modified contract being substantially the same as or less than total payments required by the original contract consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, the Company elected to account for these concessions as if they were contemplated in the enforceable rights and obligations of the existing contract. Please see Note S for further information.

The Company made payments amounting to $8,248 for COVID-19 lease amendments during the three and nine months ended September 30, 2020 which are included in variable lease costs.

Lease Position
The table below presents the lease-related assets and liabilities recorded on the balance sheet as of September 30, 2020 and December 31, 2019:

	Classification on the Balance Sheet	September 30, 2020	December 31, 2019
Assets
Noncurrent (1) (2)	Operating lease right-of-use asset	$111,732	$155,700

Liabilities
Current	Operating leases - current portion	$36,212	$38,624
Noncurrent	Operating leases - long-term portion	107,973	133,172
Total operating lease liabilities		$144,185	$171,796

Weighted-average remaining lease term		5.1 years	5.5 years
Weighted-average discount rate		4.4%	4.4%
(1) During the first quarter of 2020, the Company recorded a pre-tax impairment charge related to the right-of-use assets of $16,826; during the second quarter of 2020, the Company recorded a pre-tax impairment charge related to the right-of-use assets of $1,161 and during the third quarter of 2020, the Company recorded a pre-tax impairment charge related to the right-of-use assets of $2,312.

(2) During the third quarter of 2019, the Company recorded a pre-tax impairment charge related to the right-of-use assets of $1,883.

Lease Costs
The table below presents certain information related to lease costs during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$8,534	$12,259	$28,950	$35,160
Variable lease cost (1)	8,448	—	8,448	—
Short-term lease cost	94	163	213	179
Less: sublease income	80	245	482	522
Total lease cost	$16,996	$12,177	$37,129	$34,817
(1) The Company has incurred lease modification expenses of $8,248 which have been included in variable lease costs for the three and nine months ended September 30, 2020, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2020
($ in thousands except share and per share data)
Other Information
The table below presents supplemental cash flow information related to leases as of the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$41,663	$35,251

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the balance sheet as of September 30, 2020:

2020 (remaining three months)	$11,274
2021	40,554
2022	31,683
2023	22,277
2024	18,509
Thereafter	36,691
Total minimum lease payments	160,988
Less: interest	16,803
Present value of lease liabilities	$144,185

Note J – Impairment of Other Long-Lived Assets

Property and equipment and lease-related right-of-use assets, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Due to the impacts of the COVID-19 pandemic on the Company’s operations and declines in the retail real estate market, the Company identified indicators of impairment for long-lived assets at certain of its retail stores. For such stores, the Company performed a recoverability test, comparing estimated undiscounted cash flows to the carrying value of the related long-lived assets. When the carrying value was more than the estimated undiscounted cash flows, the Company wrote the assets down to their fair value. Fair values of the long-lived assets were estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair values of individual operating lease assets were determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term, including the Company's expectations of future projected cash flows which include revenues, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset group exceeds its fair value. As a result, the Company recorded impairment charges of $28,821 for the three months ended March 31, 2020, $1,178 for the three months ended June 30, 2020 and $6,897 for the three months ended September 30, 2020. The impairment charges were recorded in operating expenses in the Retail segment.

The determination of estimated market rent used in the fair value estimate of the Company’s right-of-use assets included within the respective stores long-lived assets requires significant management judgment. Changes in these estimates could have a significant impact on whether long-lived stores assets should be further evaluated and could have a significant impact on the resulting impairment charges.
Note K – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2020
($ in thousands except share and per share data)
terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. Most recently, on April 24, 2019, the Board of Directors approved the extension of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which included the amount remaining under the prior authorization. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. In the middle of March 2020, in response to the COVID-19 pandemic, as a precautionary measure the Company temporarily suspended the repurchase of the Company's common stock. During the nine months ended September 30, 2020, an aggregate of 769,526 shares of the Company's common stock were repurchased under the Share Repurchase Program, at a weighted average price per share of $32.97, for an aggregate purchase price of approximately $25,369, which includes the amount remaining under the prior authorization. As of September 30, 2020, approximately $111,590 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. 2019 Incentive Compensation Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation. During the nine months ended September 30, 2020, an aggregate of 139,423 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements, at an average price per share of $31.76, for an aggregate purchase price of approximately $4,427.

Note L – Net (Loss)/Income Per Share of Common Stock

Basic net (loss)/income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 4,468,000 shares for the period ended September 30, 2020, compared to 5,401,000 shares for the period ended September 30, 2019. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. The three and nine months ended September 30, 2020 resulted in a net loss; therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. For the three and nine months ended September 30, 2020, options to purchase approximately 0 and 100,000 shares of common stock, respectively, have been excluded from the calculation of diluted net (loss) per share as compared to approximately 53,000 and 54,000 shares that were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2019, as the result would have been anti-dilutive. For the three and nine months ended September 30, 2020, 2,480,000 and 2,493,000 restricted shares, respectively, were excluded from the calculation of diluted net (loss) per share, as the result would have been anti-dilutive. At September 30, 2019 all unvested restricted stock awards were dilutive.

Note M – Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2020 and 2019 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Loss)/income before provision for income taxes	$(2,910)	$69,002	$(51,457)	$160,749
Income tax expense/(benefit)	$4,236	$15,886	$(9,366)	$36,257
Effective tax rate	(145.6)%	23.0%	18.2%	22.6%

The difference between the Company’s effective tax rates for the three and nine months ended September 30, 2020 and 2019 is primarily due to the tax benefit from the 2020 pre-tax loss in jurisdictions with higher tax rates, the tax benefit of the change in valuation of contingent considerations, partially offset by an increase in Global Intangible Low Taxed Income and an increase in a foreign uncertain tax position.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2020
($ in thousands except share and per share data)

As of September 30, 2020, the Company determined that it is more likely than not that under audit, one of its foreign tax positions may not be sustained. The Company therefore recorded a liability for an uncertain tax position of $1,145.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020, which includes significant corporate income tax and payroll tax provisions aimed at providing economic relief. The Company received and expects to continue to receive favorable cash flow benefits related to the employee retention credit, employer payroll tax deferral, and accelerated depreciation related to qualified improvement property. The Company will continue to assess the potential benefits from the CARES Act and other COVID-19 related incentives.

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

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(1,977,921)
Common stock available for grant of stock-based awards as of September 30, 2020	9,022,079

Total equity-based compensation for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock	$4,647	$4,695	$14,138	$14,250
Stock options	1,085	1,333	2,801	3,386
Total	$5,732	$6,028	$16,939	$17,636

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2020
($ in thousands except share and per share data)
Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from stock options exercised	$—	$807	$960	$2,606
Intrinsic value of stock options exercised	$—	$453	$758	$1,295

During the three and nine months ended September 30, 2020, options to purchase approximately 65,390 shares of common stock with a weighted average exercise price of $24.86 and options to purchase approximately 575,552 shares of common stock with a weighted average exercise price of $26.83 vested, respectively. During the three and nine months ended September 30, 2019, options to purchase approximately 100,300 shares of common stock with a weighted average exercise price of $28.83 and options to purchase approximately 581,062 shares of common stock with a weighted average exercise price of $27.88 vested, respectively. As of September 30, 2020, there were unvested options relating to 803,298 shares of common stock outstanding with a total of $4,545 of unrecognized compensation cost and an average vesting period of 1.4 years.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the nine months ended September 30, 2020 and 2019:

	2020	2019
Volatility	33.9% to 50.0%	32.0% to 39.6%
Risk free interest rate	0.2% to 1.6%	1.7% to 2.5%
Expected life in years	3.0 to 5.0	1.0 to 5.0
Dividend yield	1.3%	1.7%
Weighted average fair value	$10.16	$5.12

Activity relating to stock options granted under the Company’s plans during the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	2,802,000	$26.85
Granted	499,000	34.61
Exercised	(52,000)	20.58
Forfeited	(557,000)	34.74
Outstanding at September 30, 2020	2,692,000	$26.77	3.4 years	$—
Exercisable at September 30, 2020	1,888,000	$26.88	3.2 years	$—

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2020
($ in thousands except share and per share data)
Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2020 and 2019:

	2020		2019
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	4,427,000	$19.84	5,135,000	$18.42
Granted	478,000	31.78	629,000	32.57
Vested	(326,000)	27.90	(311,000)	26.36
Forfeited	(111,000)	37.19	(52,000)	28.90
Outstanding at September 30,	4,468,000	$20.10	5,401,000	$19.49

As of September 30, 2020, the Company had $53,957 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.6 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

On June 30, 2020, pursuant to his employment agreement with the Company, Steve Madden, the Company's founder and Creative and Design Chief, was granted an option to purchase 225,000 shares of the Company's common stock at an exercise price of $24.83 per share, which option will vest in four equal installments commencing on September 30, 2020 and ending on June 30, 2021. As of September 30, 2020, Mr. Madden had unvested options to purchase 618,750 shares of the Company's common stock and 3,347,390 restricted shares of the Company's common stock.

Note O – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by reporting unit as of September 30, 2020:

	Wholesale			Net Carrying Amount
	Footwear	Accessories/ Apparel	Retail
Balance at January 1, 2020	$91,572	$62,688	$17,089	$171,349
Purchase accounting adjustment	—	—	(2,591)	(2,591)
Translation and other	(1,100)	—	(864)	(1,964)
Balance at September 30, 2020	$90,472	$62,688	$13,634	$166,794

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2020
($ in thousands except share and per share data)

The following table details identifiable intangible assets as of September 30, 2020:

	Estimated Lives	Cost Basis	Accumulated Amortization (1)	Impairment (2) (3)	Net Carrying Amount
Trade names	6–10 years	$8,770	$8,770	$—	$—
Customer relationships	10–20 years	38,980	21,901	—	17,079
		47,750	30,671	—	17,079
Re-acquired right	indefinite	35,200	9,088	—	26,112
Trademarks	indefinite	115,481	(156)	42,528	73,109
		$198,431	$39,603	$42,528	$116,300

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

(3) Impairment charges of $18,410 and $14,600 were recorded in the third quarter of 2020 related to the Company's Cejon and Report trademarks, respectively.

During the nine months ended September 30, 2020, the Company assessed the carrying amount of its trademarks. In the first quarter of 2020, Cejon, GREATS and Jocelyn trademarks with an aggregate carrying amount of $40,598 were written down to their fair values of $31,080, resulting in a pre-tax impairment charge of $9,518. Of the $9,518 impairment charge, $9,062 and $456 were recorded in impairment of intangibles in the Wholesale Accessories/Apparel and Retail segments, respectively. In the third quarter, Cejon and Report trademarks with an aggregate carrying amount of $35,010 were written down to their combined fair value of $2,000, resulting in a pre-tax impairment charge of $33,010. Of the $33,010 impairment charge, $18,410 and $14,600 were recorded in impairment of intangibles in the Wholesale Accessories/Apparel and Wholesale Footwear segments, respectively.

The Company evaluates its goodwill and intangible assets for indicators of impairment at least annually in the third quarter of each year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the first quarter of 2020, the Company conducted an interim quantitative assessment of goodwill assigned to its reporting units as of March 31, 2020 and as a result, the fair values of the reporting units exceeded their carrying values by a substantial margin. In the third quarter of 2020, the Company performed a qualitative assessment of goodwill assigned to its reporting units as of July 1, 2020. In conducting the goodwill assessment, the Company concluded that it is more likely than not that the fair values of its reporting units exceeded their respective carrying values and therefore, no goodwill impairment charges were recorded.

A qualitative assessment of certain indefinite-lived intangible assets was performed as of July 1, 2020 and for other indefinite-lived intangible assets the Company performed a quantitative test. In conducting the qualitative impairment assessment for certain indefinite-lived trademarks, the Company concluded that it is more likely than not that the fair values of those trademarks exceeded their respective carrying values, and therefore, no impairment charges were recorded for those intangibles. For the other indefinite-lived trademarks, the Company performed a quantitative test for those respective trademarks by estimating fair values, which were determined using discounted cash flows and supported comparable royalty rates and comparing them to the carrying values of the assets. Based on the results of the quantitative impairment assessment, the Company concluded that the fair values of certain trademarks were below their respective carrying values and recorded impairment charges for the Cejon and Report trademarks.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2020
($ in thousands except share and per share data)

The amortization of intangible assets amounted to $908 and $2,694 for the three and nine months ended September 30, 2020, respectively, compared to $1,333 and $4,000 for the three and nine months ended September 30, 2019 and is included in operating expenses in the Company's Condensed Consolidated Statements of (Loss)/Income. The estimated future amortization expense for intangibles as of September 30, 2020 is as follows:

2020 (remaining three months)	$689
2021	2,167
2022	1,746
2023	1,746
2024	1,746
Thereafter	8,985
Total	$17,079

Note P – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of September 30, 2020, the fair value of the Company's foreign currency derivatives, which is included on the Condensed Consolidated Balance Sheets in other liabilities, was $268. As of September 30, 2020, $269 of losses related to cash flow hedges are recorded in accumulated other comprehensive loss, before tax, and are expected to be recognized in earnings at the same time the hedged items affect earnings. As of September 30, 2019, $225 of gains related to cash flow hedges were recorded in accumulated other comprehensive income, before tax. For the three months ended September 30, 2020, the Company's hedging activities were considered effective and, thus, no ineffectiveness from hedging activities was recognized in the Condensed Consolidated Statements of (Loss)/Income. For the nine months ended September 30, 2020, the Company's hedging activities were considered ineffective due to COVID-19, and, thus, gains of $176 related to ineffectiveness from hedging activities were recognized in the Condensed Consolidated Statements of (Loss)/Income during the first quarter of 2020. For the three and nine months ended September 30, 2020, losses of $147 and $117 were reclassified from accumulated other comprehensive loss and recognized in the income statement in cost of sales as compared to losses of $0 and $8 for the three and nine months ended September 30, 2019.

Note Q – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to the Company’s license agreements. The Company sources, distributes, advertises and sells pursuant to its license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of sales, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels and certain other conditions are achieved. As of September 30, 2020, the Company had future minimum royalty and advertising payments of $22,038.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2020
($ in thousands except share and per share data)
Note R – Operating Segment Information

The Company operates the following operating segments, which are presented as reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and internationally, from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories/Apparel segment, which includes branded and private label handbags, apparel, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and internationally, from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. The Company's Wholesale Footwear and Wholesale Accessories/Apparel segments derive revenue from certain territories within Asia, Europe, North America, and Africa and, under special distribution arrangements, in various other territories within Australia, the Middle East, India, South and Central America and New Zealand and pursuant to a partnership agreement in Singapore. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada and Mexico, the Company's joint ventures in South Africa, China, Taiwan and Israel and its websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories, apparel and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-merchants, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage and fragrance. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, umbrellas and household goods. The Licensing segment also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2020
($ in thousands except share and per share data)

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2020
Total revenue	$213,327	$70,516	$283,843	$58,987	$1,479	$2,558	$346,867
Gross profit	73,139	25,065	98,204	37,636	1,479	2,558	139,877
Income/(loss) from operations	22,085	(7,974)	14,111	(19,560)	515	1,936	(2,998)
Segment assets	$780,752	$107,239	887,991	201,026	8,952	6,441	1,104,410
Capital expenditures			$751	$425	$—	$—	$1,176
September 30, 2019
Total revenue	$315,899	$105,661	$421,560	$75,748	$1,922	$2,884	$502,114
Gross profit	111,655	31,459	143,114	47,917	1,922	2,884	195,837
Income/(loss) from operations	58,065	10,869	68,934	(3,050)	635	1,522	68,041
Segment assets	$863,802	$122,243	986,045	277,355	11,364	7,701	1,282,465
Capital expenditures			$2,251	$746	$—	$—	$2,997

As of and for the nine months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Retail	First Cost	Licensing	Consolidated
September 30, 2020
Total revenue	$526,362	$160,206	$686,568	$153,309	$2,981	$5,989	$848,847
Gross profit	174,667	48,383	223,050	97,209	2,981	5,989	329,229
Income/(loss) from operations	40,477	(22,999)	17,478	(74,296)	491	3,379	(52,948)
Segment assets	$780,752	$107,239	887,991	201,026	8,952	6,441	1,104,410
Capital expenditures			$4,168	$1,328	$—	$—	$5,496
September 30, 2019
Total revenue	$878,725	$254,432	$1,133,157	$220,065	$5,856	$8,453	$1,367,531
Gross profit	304,635	75,386	380,021	133,352	5,856	8,453	527,682
Income/(loss) from operations	144,766	20,487	165,253	(14,450)	1,170	5,361	157,334
Segment assets	$863,802	$122,243	986,045	277,355	11,364	7,701	1,282,465
Capital expenditures			$5,216	$3,995	$—	$—	$9,211

Revenues by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Domestic (a)	$297,641	$431,043	$741,708	$1,203,453
International	49,226	71,071	107,139	164,078
Total	$346,867	$502,114	$848,847	$1,367,531
(a) Includes revenues of $63,655 and $181,639 for the three and nine months ended September 30, 2020, respectively, and $81,526 and $260,498 for the comparable periods in 2019 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2020
($ in thousands except share and per share data)
Note S – Recent Accounting Pronouncements

Recently Adopted

In April 2020, the FASB staff issued Staff Q&A—Topic 842 and Topic 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 global pandemic. The FASB staff indicated that it would be acceptable for entities to elect to not evaluate whether a concession provided by a lessor due to COVID-19 is a lease modification. Entities making this election can then elect to apply the lease modification guidance in ASC 842 or to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how they would be accounted for as though those concessions existed in the original contract. The election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

In accordance with this interpretive guidance, the Company elected to account for lease concessions related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract.

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
September 30, 2020
($ in thousands except share and per share data)
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

Note T – Credit Agreement

Credit Agreement

On July 22, 2020, the Company entered into a $150,000 secured revolving credit agreement (the “Credit Agreement”) with various lenders and Citizens Bank, N.A., as administrative agent (the “Agent”), which replaced the Company’s existing credit facility provided by Rosenthal & Rosenthal, Inc. (“Rosenthal”). The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) scheduled to mature on July 22, 2025. The Company uses the Credit Facility for general corporate purposes.

The initial $150,000 maximum availability under the Credit Facility is subject to a borrowing base calculation consisting of certain eligible accounts receivable, credit card receivables, inventory, and in-transit inventory. Availability under the Credit Facility is reduced by outstanding letters of credit. The Company may from time-to-time increase the maximum availability under the Credit Agreement by up to $100,000 if certain conditions are satisfied.

Borrowings under the Credit Agreement generally bear interest at a variable rate equal to, at the Company’s election, (i) LIBOR for the applicable interest period or (ii) the base rate (which is the highest of (a) the prime rate announced by Citizens Bank, N.A. or its parent company, (b) the sum of the federal funds effective rate plus 0.50%, and (c) the sum of one-month LIBOR plus 1%), plus in each case a specified margin, which is based upon average availability under the Credit Facility from time to time.

Under the Credit Agreement, the Company must also pay (i) a commitment fee to the Agent, for the account of each lender, which accrues at a rate equal to 0.40% per annum on the average daily unused amount of the commitment of such lender, (ii) a letter of credit participation fee to the Agent, for the account of each lender, ranging from 2.00% to 2.50% per annum, based upon average availability under the Credit Facility from time to time, multiplied by the average daily amount available to be drawn under the applicable letter of credit, and (iii) a letter of credit fronting fee to each issuer of a letter of credit under the Credit Agreement, which will accrue at a rate per annum separately agreed upon between the Company and such issuer.

The Credit Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries. Among other requirements, availability under the Credit Facility must, at all times, (i) prior to the occurrence of the permanent borrowing base trigger (as defined in the Credit Agreement), equal or exceed the greater of $22,500 and 15% of the line cap (as defined in the Credit Agreement), and (ii) after the occurrence of the permanent borrowing base trigger, equal or exceed the greater of $15,000 and 10% of the line cap. Other than this minimum availability requirement, the Credit Agreement does not include any financial maintenance covenants.

The Credit Agreement requires the Company and various subsidiaries of the Company to guarantee each other’s obligations arising from time to time under the Credit Facility, as well as obligations arising in respect of certain cash management and hedging transactions. Subject to customary exceptions and limitations, all borrowings under the Credit Agreement are secured by a lien on all or substantially all of the assets of the Company and each subsidiary guarantor.

The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the Agent may, and at the request of the required lenders shall, terminate the loan commitments under the Credit Agreement, declare any outstanding obligations under the Credit Agreement to be immediately due and payable or require the Company to adequately cash collateralize outstanding letter of credit obligations. If the Company or, with certain exceptions, a subsidiary becomes the subject of a proceeding under any bankruptcy, insolvency or similar law, then the loan commitments under the Credit Agreement will automatically terminate, and any outstanding obligations under the Credit

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2020
($ in thousands except share and per share data)
Agreement and the cash collateral required under the Credit Agreement for any outstanding letter of credit obligations will become immediately due and payable.

As of September 30, 2020, the Company had no cash borrowings or letters of credit outstanding under the Credit Facility.

Note U – Subsequent Event

On October 1, 2020, the Company reinstated the salaries of Steven Madden, its founder and Creative and Design Chief, and Edward Rosenfeld, its Chairman and Chief Executive Officer, and the cash compensation to be paid to members of the Company's Board of Directors. Messrs. Madden and Rosenfeld and the Board of Directors previously had voluntarily agreed to suspend payment of their compensation in response to COVID-19’s impact.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the three and nine month periods ended September 30, 2020 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
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
•our ability to adapt our business model to rapid changes in the retail industry;
•our dependence on the retention and hiring of key personnel;
•our ability to successfully implement growth strategies and integrate acquired businesses;
•our reliance on independent manufacturers to produce and deliver products in a timely manner, especially when faced with adversities such as work stoppages, transportation delays, public health emergencies, social unrest, changes in local economic conditions, and political upheavals as well as their ability to meet our quality standards;
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

Overview:
($ in thousands, except earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell branded fashion handbags, apparel and accessories, as well as private label fashion handbags and accessories. We market and sell our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, and online retailers, throughout the United States, Canada, Mexico and certain other European nations. In addition, our products are marketed through our retail stores and our e-commerce websites within the United States, Canada and Mexico, our joint ventures in Europe, South Africa, Israel, Taiwan and China, and under special distribution arrangements in European territories, the Middle East, South and Central America, Oceania and various countries in Asia. Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

Key Performance Indicators and Statistics

The following measurements are among the key business indicators reviewed by various members of our management to measure our consolidated and segment results:

•total revenue
•gross profit margin
•operating expenses
•income/(loss) from operations
•adjusted EBITDA
•adjusted EBIT
•inventory turnover
•accounts receivable average collection days
•cash flow and liquidity determined by our working capital and free cash flow
•store metrics, such as same store sales, sales per square foot, average unit retail, conversion, average units per transaction, and contribution margin.

While not all these metrics are disclosed due to the proprietary nature of the information, many of these metrics are disclosed and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

In December 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including the closure of non-essential businesses, travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, we temporarily closed all of our stores and our corporate offices in the U.S. and the vast majority of our stores and offices globally. As of August 2020, the vast majority of our stores and corporate offices in the U.S. and globally reopened. These and other factors have had and may continue to have a material impact on our business, results of operations, financial position and cash flow. In response to the COVID-19 pandemic, we took precautionary measures to maintain adequate liquidity and financial flexibility by temporarily suspending share repurchases and the quarterly cash dividend; temporarily suspending salaries of our founder and Creative and Design Chief, Steve Madden, our Chairman and Chief Executive Officer, Edward Rosenfeld, and our Board of Directors (reinstated on October 1st); temporarily reducing salaries by 30% for our President, Chief Financial Officer, Chief Operating Officer and Chief Merchandising Officer (reinstated on August 1st); temporarily reducing salaries by graduated amounts for all other employees earning over $100 per year (reinstated on August 1st); significantly scaling back on non-essential operating expenses, and capital expenditures and planned inventory purchases.

The impact of COVID-19 resulted in an unprecedented decline in our revenue and earnings during the first nine months of 2020, including but not limited to, charges from adjustments to the carrying amount of certain trademarks, long-lived asset impairment charges and restructuring and other related charges. We expect the pandemic will continue to have a significant negative impact on our revenue and earnings during the remainder of 2020.

Total revenue for the quarter ended September 30, 2020 decreased 30.9% to $346,867 as compared to $502,114 in the same period of last year. Net (loss) attributable to Steven Madden, Ltd. was $6,951 in the third quarter of 2020 compared to net income of $52,463 in the same period of last year. The effective tax rate for the third quarter of 2020 was (145.6)% compared to 23.0% in the third quarter of last year primarily due to the tax benefit from the 2020 pre-tax loss in jurisdictions with higher tax rates and a change to the valuation of contingent considerations, partially offset by an increase in Global Intangible Low Taxed Income ("GILTI") under the 2017 Tax Cut and Jobs Act. and an increase in a foreign uncertain tax position. Loss was $0.09 per share on 78,560 diluted weighted average shares outstanding in the third quarter of 2020 as compared to income of $0.63 per share on 83,106 diluted weighted average shares outstanding in the third quarter of last year.

Our inventory turnover (calculated on a trailing twelve-month average) for the quarters ended September 30, 2020 and 2019 was 6.9 times and 8.0 times, respectively. The change in our inventory turnover is primarily due to the excess stock created by store closures and order cancellations, as a result of the impact of the COVID-19 pandemic. Our total company accounts receivable average collection decreased to 58 days in the third quarter of 2020 compared to 63 days in the third quarter of 2019 primarily due to the reduction in sales to our customers that have longer payment terms and some early payments from other customers. As of September 30, 2020, we had $257,152 in cash, cash equivalents and short-term investments, no debt and total stockholders’ equity of $767,740. Working capital was $429,762 as of September 30, 2020, as compared to $454,384 on September 30, 2019. The decrease in working capital was primarily due to actions taken as a result of the COVID-19 pandemic.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information
Three Months Ended September 30,
($ in thousands)

	2020		2019
CONSOLIDATED:
Net sales	$342,830	98.8%	$497,308	99.0%
Commission and licensing fee income	4,037	1.2%	4,806	1.0%
Total revenue	346,867	100.0%	502,114	100.0%
Cost of sales	206,990	59.7%	306,277	61.0%
Gross profit	139,877	40.3%	195,837	39.0%
Operating expenses	109,865	31.7%	127,796	25.5%
Impairment charges	33,010	9.5%	—	—%
(Loss)/income from operations	(2,998)	(0.9)%	68,041	13.6%
Interest and other income – net	88	—%	961	0.2%
(Loss)/income before income taxes	(2,910)	(0.8)%	69,002	13.7%
Net (loss)/income attributable to Steven Madden, Ltd.	$(6,951)	(2.0)%	$52,463	10.4%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$213,327	100.0%	$315,899	100.0%
Cost of sales	140,188	65.7%	204,244	64.7%
Gross profit	73,139	34.3%	111,655	35.3%
Operating expenses	36,454	17.1%	53,590	17.0%
Impairment charges	14,600	6.8%	—	—%
Income from operations	$22,085	10.4%	$58,065	18.4%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Net sales	$70,516	100.0%	$105,661	100.0%
Cost of sales	45,451	64.5%	74,202	70.2%
Gross profit	25,065	35.5%	31,459	29.8%
Operating expenses	14,629	20.7%	20,590	19.5%
Impairment charges	18,410	26.1%	—	—%
(Loss)/income from operations	$(7,974)	(11.3)%	$10,869	10.3%

RETAIL SEGMENT:
Net sales	$58,987	100.0%	$75,748	100.0%
Cost of sales	21,351	36.2%	27,831	36.7%
Gross profit	37,636	63.8%	47,917	63.3%
Operating expenses	57,196	97.0%	50,967	67.3%
(Loss) from operations	$(19,560)	(33.2)%	$(3,050)	(4.0)%
Number of stores	220		227

FIRST COST SEGMENT:
Commission fee income	$1,479	100.0%	$1,922	100.0%
Gross profit	1,479	100.0%	1,922	100.0%
Operating expenses	964	65.2%	1,287	67.0%
Income from operations	$515	34.8%	$635	33.0%

LICENSING SEGMENT:
Licensing fee income	$2,558	100.0%	$2,884	100.0%
Gross profit	2,558	100.0%	2,884	100.0%
Operating expenses	622	24.3%	1,362	47.2%
Income from operations	$1,936	75.7%	$1,522	52.8%

Selected Financial Information
Nine Months Ended September 30,
($ in thousands)

	2020		2019
CONSOLIDATED:
Net sales	$839,877	98.9%	$1,353,222	99.0%
Commission and licensing fee income	8,970	1.1%	14,309	1.0%
Total revenue	848,847	100.0%	1,367,531	100.0%
Cost of sales	519,618	61.2%	839,849	61.4%
Gross profit	329,229	38.8%	527,682	38.6%
Operating expenses	339,649	40.0%	366,298	26.8%
Impairment charges	42,528	5.0%	4,050	0.3%
(Loss)/income from operations	(52,948)	(6.2)%	157,334	11.5%
Interest and other income – net	1,491	0.2%	3,415	0.2%
(Loss)/income before income taxes	(51,457)	(6.1)%	160,749	11.8%
Net (loss)/income attributable to Steven Madden, Ltd.	$(40,988)	(4.8)%	$123,560	9.0%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$526,362	100.0%	$878,725	100.0%
Cost of sales	351,695	66.8%	574,090	65.3%
Gross profit	174,667	33.2%	304,635	34.7%
Operating expenses	119,590	22.7%	155,819	17.7%
Impairment charges	14,600	2.8%	4,050	0.5%
Income from operations	$40,477	7.7%	$144,766	16.5%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Net sales	$160,206	100.0%	$254,432	100.0%
Cost of sales	111,823	69.8%	179,046	70.4%
Gross profit	48,383	30.2%	75,386	29.6%
Operating expenses	43,910	27.4%	54,899	21.6%
Impairment charges	27,472	17.1%	—	—%
(Loss)/income from operations	$(22,999)	(14.4)%	$20,487	8.1%

RETAIL SEGMENT:
Net sales	$153,309	100.0%	$220,065	100.0%
Cost of sales	56,100	36.6%	86,713	39.4%
Gross profit	97,209	63.4%	133,352	60.6%
Operating expenses	171,049	111.6%	147,802	67.2%
Impairment charges	456	0.3%	—	—%
(Loss) from operations	$(74,296)	(48.5)%	$(14,450)	(6.6)%
Number of stores	220		227

FIRST COST SEGMENT:
Commission fee income	$2,981	100.0%	$5,856	100.0%
Gross profit	2,981	100.0%	5,856	100.0%
Operating expenses	2,490	83.5%	4,686	80.0%
Income from operations	$491	16.5%	$1,170	20.0%

LICENSING SEGMENT:
Licensing fee income	$5,989	100.0%	$8,453	100.0%
Gross profit	5,989	100.0%	8,453	100.0%
Operating expenses	2,610	43.6%	3,092	36.6%
Income from operations	$3,379	56.4%	$5,361	63.4%

At the end of March 2020, in response to the COVID-19 pandemic, as a precautionary measure our Board of Directors temporarily suspended the payment of dividends and the repurchase of the Company's common stock.

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Consolidated:

Total revenue for the three months ended September 30, 2020 decreased 30.9% to $346,867 compared to $502,114 in the same period of last year, with decreases in the Wholesale Footwear, Wholesale Accessories/Apparel and Retail segments as a result of the impact of the COVID-19 pandemic. Gross profit was $139,877, or 40.3% of total revenue, as compared to $195,837, or 39.0% of total revenue, in the prior-year period. The increase in gross profit as a percentage of total revenue was due to the shift in sales to our higher-margin e-commerce business. Operating expenses in the third quarter of 2020 were $109,865, or 31.7% of total revenue, as compared to $127,796, or 25.5% of total revenue, in the third quarter of the prior year. The increase in operating expenses as a percentage of total revenue was primarily attributable to a deleverage on a lower sales base, but also impacted by early lease termination and modification charges, impairment of store fixed assets and lease right-of-use assets, restructuring and other related charges due to the COVID-19 pandemic and an increase in costs related to the growth of our e-commerce business. The increase in expenses was partially offset by reduced discretionary spending as a result of our initiatives to control expenses. For the three months ended September 30, 2020 an impairment charge was recorded of $33,010 related to intangibles. The effective tax rate for the third quarter of 2020 decreased to (145.6)% compared to 23.0% in the third quarter of last year. The decrease in effective tax rate was primarily due to the tax benefit from the 2020 pre-tax loss in jurisdictions with higher tax rates and a change to the valuation of contingent considerations, partially offset by an increase in GILTI tax and an increase in a foreign uncertain tax position. Net loss attributable to Steven Madden, Ltd. for the third quarter of 2020 was $6,951 compared to net income for the third quarter of 2019 of $52,463.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the third quarter of 2020 accounted for $213,327, or 61.5% of total revenue, as compared to $315,899, or 62.9% of total revenue, for the third quarter of 2019. The 32.5% decrease in revenue in the current period is the result of the impact the COVID-19 pandemic. Gross profit was $73,139, or 34.3% of Wholesale Footwear revenue, in the third quarter of 2020 as compared to $111,655, or 35.3% of Wholesale Footwear revenue, in the third quarter of 2019. The decrease in gross profit as a percentage of Wholesale Footwear revenue was primarily due to more closeouts on excess inventory. Operating expenses in the third quarter of 2020 were $36,454, or 17.1% of Wholesale Footwear revenue, as compared to $53,590, or 17.0% of Wholesale Footwear revenue, in the third quarter of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was attributable to a deleverage on a lower sales base, offset by reduced discretionary spending as a result of our initiatives to control expenses. For the three months ended September 30, 2020 an impairment charge of $14,600 related to intangibles was recorded. Income from operations decreased to $22,085 in the third quarter of 2020 as compared to $58,065 in the comparable period of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue generated by the Wholesale Accessories/Apparel segment in the third quarter of 2020 accounted for $70,516, or 20.3% of total revenue, as compared to $105,661, or 21.0% of total revenue, in the third quarter of 2019. The 33.3% decrease in revenue in the current period is primarily related to the impact of the COVID-19 pandemic. Gross profit was $25,065, or 35.5% of Wholesale Accessories/Apparel revenue, in the third quarter of 2020 as compared to $31,459, or 29.8% of Wholesale Accessories/Apparel revenue, in the third quarter of the prior year. The increase in gross profit as a percentage of Wholesale Accessories/Apparel revenue was primarily due to better margins in the private label business. Operating expenses in the third quarter of 2020 were $14,629, or 20.7% of Wholesale Accessories/Apparel revenue, as compared to $20,590, or 19.5% of Wholesale Accessories/Apparel revenue, in the same period of last year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to a deleverage on a lower sales base, partially offset by reduced discretionary spending as a result of our initiatives to control expenses. For the three months ended September 30, 2020 an impairment charge of $18,410 related to intangibles was recorded. Loss from operations for the Wholesale Accessories/Apparel segment for the third quarter of 2020 was $7,974 as compared to income from operations of $10,869 for the comparable period of the prior year.

Retail Segment:

In the third quarter of 2020, revenue from the Retail segment accounted for $58,987, or 17.0% of total revenue, as compared to $75,748, or 15.1% of total revenue, in the third quarter of 2019. The 22.1% decrease in revenue was driven by a decline in the brick-and-mortar business, partially offset by strong performance in our e-commerce business. We added one store and closed five stores during the three months ended September 30, 2020. As of September 30, 2020, we had 220 retail stores compared to 227 stores as of September 30, 2019. The 220 stores currently in operation include 144 Steve Madden® full-price stores, 66 Steve Madden® outlet stores, one Steven® store, one Superga® store and eight e-commerce websites. In addition, we operated 17 concessions in international markets. As a result of the closure of many of our brick-and-mortar stores for part of the quarter, we did not report comparable store sales for the quarter. Gross profit in the third quarter of 2020 was $37,636, or 63.8% of Retail revenue, as compared to $47,917, or 63.3% of Retail revenue, in the third quarter of 2019. The increase in gross profit as a percentage of Retail revenue was primarily due to a shift in sales to the higher-margin e-commerce business. Operating expenses in the third quarter of 2020 were $57,196, or 97.0% of Retail revenue, as compared to $50,967, or 67.3% of Retail revenue, in the third quarter of 2019. The increase in operating expenses as a percentage of Retail revenue was primarily attributable to a deleverage on a lower sales base, impairment of certain store fixed assets and lease right-of-use assets, early lease termination and modification charges, and restructuring and other related charges, partially offset by reduced discretionary spending as a result from our initiatives to control expenses. Loss from operations for the Retail segment was $19,560 in the third quarter of 2020 as compared to a loss from operations of $3,050 in the comparable period last year.

First Cost Segment:

Commission fee income generated by the First Cost segment accounted for $1,479, or 0.4% of total revenue, in the third quarter of 2020 as compared to $1,922, or 0.4% of total revenue, for the first quarter of 2019. Operating expenses decreased to $964 in the current period as compared to $1,287 in the same period last year. Income from operations was $515 in the third quarter of 2020 as compared to income from operations of $635 in the comparable period of last year.

Licensing Segment:

Licensing fee income generated by the Licensing segment accounted for $2,558, or 0.7% of total revenue, in the third quarter of 2020 as compared to $2,884, or 0.6% of total revenue, for the third quarter of 2019. Operating expenses decreased to $622 in the current period as compared to $1,362 in the same period of last year. Income from the Licensing segment was $1,936 as compared to $1,522 in the comparable period last year.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Consolidated:

Total revenue for the nine months ended September 30, 2020 decreased 37.9% to $848,847 compared to $1,367,531 in the same period of last year, with decreases in the Wholesale Footwear, Wholesale Accessories/Apparel and Retail segments as a result of the impact of the COVID-19 pandemic. Gross profit was $329,229, or 38.8% of total revenue, as compared to $527,682, or 38.6% of total revenue, in the prior-year period. The increase in gross profit as a percentage of total revenue was primarily due to the shift in sales to our higher-margin e-commerce business. Operating expenses in the nine months ended September 30, 2020 were $339,649, or 40.0% of total revenue, as compared to $366,298, or 26.8% of total revenue, in the same period of the prior year. The increase in operating expenses as a percentage of total revenue was primarily attributable to a deleverage on a lower sales base, but also impacted by the impairment of lease right-of-use assets and store fixed assets, early lease termination and modification charges, and restructuring and other related charges as a result of the COVID-19 pandemic. The increase was partially offset by our reduction in workforce, furloughs, temporary salary reductions and reduced discretionary spending as a result from our initiatives to control expenses, along with the change in valuation of contingent considerations. For the nine months ended September 30, 2020, an intangible impairment charge of $42,528 was recorded. The effective tax rate for the nine months ended September 30, 2020 decreased to 18.2% compared to 22.6% for the same period last year. The decrease in effective tax rate is primarily due to the tax benefit from the 2020 pre-tax loss in jurisdictions with higher tax rates and a change to the valuation of contingent considerations, partially offset by an increase in GILTI tax and an increase in a foreign uncertain tax position. Net loss attributable to Steven Madden, Ltd. for the nine months ended September 30, 2020 was $40,988 compared to net income attributable to Steven Madden, Ltd. of $123,560 for the same period of 2019.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment for the nine months ended September 30, 2020 accounted for $526,362, or 62.0% of total revenue, as compared to $878,725, or 64.3% of total revenue, for the same period of 2019. The 40.1% decrease in revenue in the current period was primarily related to the impact of the COVID-19 pandemic, including order cancellations. Gross profit was $174,667, or 33.2% of Wholesale Footwear revenue, for the nine months ended September 30, 2020 as compared to $304,635, or 34.7% of Wholesale Footwear revenue, for same period of 2019. The decrease in gross profit as a percentage of Wholesale Footwear revenue was primarily due to inventory-related reserves taken as a result of the COVID-19 pandemic and higher sales mix of our private label business. Operating expenses for the nine months ended September 30, 2020 were $119,590, or 22.7% of Wholesale Footwear revenue, as compared to $155,819, or 17.7% of Wholesale Footwear revenue, for the same period of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to a deleverage on a lower sales base in addition to restructuring and other related charges as a result of the COVID-19 pandemic, partially offset by our reduction in workforce, furloughs, temporary salary reductions and reduced discretionary spending as a result of our initiatives to control expenses. For the nine months ended September 30, 2020, an intangible impairment charge of $14,600 was recorded. Income from operations decreased to $40,477 for the nine months end September 30, 2020 as compared to $144,766 for the comparable period in the prior year.

Wholesale Accessories/Apparel Segment:

Revenue generated by the Wholesale Accessories/Apparel segment for nine months ended September 30, 2020 accounted for $160,206, or 18.9% of total revenue, as compared to $254,432, or 18.6% of total revenue, for the comparable period of 2019. The 37.0% decrease in revenue in the current period is primarily attributable to the impact of the COVID-19 pandemic, including order cancellations. Gross profit was $48,383, or 30.2% of Wholesale Accessories/Apparel revenue, for the nine months ended September 30, 2020 as compared to $75,386, or 29.6% of Wholesale Accessories/Apparel revenue, in the prior year. The increase in gross profit as a percentage of Wholesale Accessories/Apparel revenue was primarily due to better margins in the private label business. Operating expenses for the nine months ended September 30, 2020 were $43,910, or 27.4% of Wholesale Accessories/Apparel revenue, as compared to $54,899, or 21.6% of Wholesale Accessories/Apparel revenue, in the same period of last year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to a deleverage on a lower sales base, but also impacted by restructuring and other related charges as a result of the COVID-19 pandemic. The increase in expenses was partially offset by our reduction in workforce, furloughs, temporary salary reductions and reduced discretionary spending as a result of our initiatives to control expenses, along with a change in valuation of a contingent consideration. For the nine months ended September 30, 2020, an intangible impairment charge of $27,472 was recorded. Loss from operations for the Wholesale Accessories/Apparel segment for the nine months ended September 30, 2020 was $22,999 as compared to income from operations of $20,487 for the comparable period of the prior year.

Retail Segment:

For the nine months ended September 30, 2020, revenue from the Retail segment accounted for $153,309, or 18.1% of total revenue, as compared to $220,065, or 16.1% of total revenue, in the same period of 2019. The 30.3% decrease in revenue was primarily due to the COVID pandemic, including the closure of all of our brick-and-mortar stores in the U.S. and the vast majority of our brick-and-mortar stores globally from the second half of March through at least the end of May, when we started to reopen some of our stores. We added five stores and closed 12 stores during the nine months ended September 30, 2020. As of September 30, 2020, we had 220 retail stores compared to 227 stores as of September 30, 2019. Gross profit for the nine months ended September 30, 2020 was $97,209, or 63.4% of Retail revenue, as compared to $133,352, or 60.6% of Retail revenue, in the comparable period of 2019. The increase in gross profit as a percentage of Retail revenue was primarily due to a shift in sales to the higher-margin e-commerce business. Operating expenses for the nine months ended September 30, 2020 were $171,049, or 111.6% of Retail revenue, as compared to $147,802, or 67.2% of Retail revenue, in the comparable period of 2019. The increase in operating expenses as a percentage of Retail revenue was primarily attributable to a deleverage on a lower sales base, but also impacted by the impairment of lease right-of-use assets and store fixed assets and restructuring and related charges as a result of the COVID-19 pandemic. The increase in expenses was partially offset by our reduction in workforce, furloughs, temporary salary reductions and reduced discretionary spending as a result of our initiatives to control expenses, along with the change in valuation of a contingent consideration. For the nine months ended September 30, 2020, an intangible impairment charge of $456 was recorded. Loss from operations for the Retail segment was $74,296 for the nine months ended September 30, 2020 as compared to $14,450 in the comparable period last year.

First Cost Segment:

Commission fee income generated by the First Cost segment accounted for $2,981, or 0.4% of total revenue, for the nine months ended September 30, 2020 as compared to $5,856, or 0.4% of total revenue, for the same period of 2019. Operating expenses decreased to $2,490 in the current period as compared to $4,686 in the same period last year. Income from operations was $491 for nine months ended September 30, 2020 as compared to income from operations of $1,170 in the comparable period of last year.

Licensing Segment:

Licensing fee income generated by the Licensing segment accounted for $5,989, or 0.7% of total revenue, for nine months ended September 30, 2020 as compared to $8,453, or 0.6% of total revenue, for the third quarter of 2019. Operating expenses decreased to $2,610 in the current period as compared to $3,092 in the same period of last year. Income from the Licensing segment was $3,379 as compared to $5,361 in the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

In response to the COVID-19 pandemic, we took precautionary measures to maintain adequate liquidity and financial flexibility by temporarily suspending share repurchases and the quarterly cash dividend, furloughing a significant portion of our employees, significantly reducing our corporate workforce, temporarily suspending salaries of our founder and Creative and Design Chief, Steve Madden, our Chairman and Chief Executive Officer, Edward Rosenfeld, and our Board of Directors (reinstated on October 1st); temporarily reducing salaries by 30% for our President, Chief Financial Officer, Chief Operating Officer and Chief Merchandising Officer (reinstated on August 1st); temporarily reducing salaries by graduated amounts for all other employees earning over $100 per year (reinstated on August 1st); significantly scaling back on non-essential operating expenses, capital expenditures and planned inventory purchases. We temporarily suspended stock repurchases and our quarterly cash dividend.
Cash, cash equivalents and short-term investments totaled $257,152 and $304,622 at September 30, 2020 and December 31, 2019, respectively. Of the total cash, cash equivalents and short-term investments at September 30, 2020, $128,560, or approximately 50%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2019, $137,072, or approximately 45%, was held in our foreign subsidiaries.
We had a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) until May 6, 2020. The agreement provided us with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amounts of letters of credit, at an interest rate based, at our election, upon either the prime rate or LIBOR. Effective May 6, 2020, the credit facility was increased to $50,000 as a precautionary measure in response to the COVID-19 pandemic.
On July 22, 2020, we entered into a new $150,000, five-year, asset-based revolving credit facility with various lenders and Citizens Bank, N.A. which replaced our credit facility with Rosenthal.
As of September 30, 2020, we had working capital of $429,762, cash and cash equivalents of $223,820, short-term investments of $33,332 and no debt.
We believe that based on our current financial position and available cash, cash equivalents, and short-term investments, we will meet all of our financial commitments and operating needs for at least the next twelve months. In addition, as a precautionary measure, we have entered into the $150,000 asset-based revolving credit facility, which provides additional liquidity and flexibility should we need it.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $607 for the nine months ended September 30, 2020 compared to $83,158 in the same period of last year. The reduction in cash provided by operations was primarily driven by unfavorable changes in our working capital, including unfavorable changes in accounts payable and accrued expenses of $54,156 and factor accounts receivable of $16,405, partially offset by a decrease in inventories of $27,214.
INVESTING ACTIVITIES
($ in thousands)

During the nine months ended September 30, 2020, we invested $41,223 in short-term investments offset by cash received of $47,243 from the maturities and sales of short-term investments. We also made capital expenditures of $5,496, principally for systems enhancements, leasehold improvements to office space, and new stores, which were committed to and in final stages prior to the COVID-19 pandemic.

FINANCING ACTIVITIES
($ in thousands)
During the nine months ended September 30, 2020, net cash used in financing activities was $40,936, which consisted of share repurchases of $29,796 and cash dividends paid of $12,459, partially offset by proceeds from the exercise of stock options of $960.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of September 30, 2020 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2020	2021-2022	2023-2024	2025 and after
Operating lease obligations	$160,988	$11,274	$72,237	$40,786	$36,691
Purchase obligations	74,649	74,649	—	—	—
Future minimum royalty and advertising payments	22,038	—	16,600	5,438	—
Transition tax	16,410	1,563	3,126	6,837	4,884
Total	$274,085	$87,486	$91,963	$53,061	$41,575
At September 30, 2020, we had no open letters of credit for the purchase of inventory.
Substantially all our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a growing percentage located in Cambodia, Mexico, Brazil, India, Vietnam and some European nations. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.
We have employment agreements with our Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating approximately $2,674 in the remainder of 2020, $10,150 in 2021, $8,366 in 2022 and $7,174 in 2023. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $16,410 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $2,295 as of September 30, 2020 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
DIVIDENDS

At the end of March 2020, in response to the COVID-19 pandemic, as a precautionary measure our Board of Directors temporarily suspended the payment of dividends and the repurchase of the Company's common stock.
Future quarterly cash dividend payments are also subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends will be paid to holders of our common stock in the future.
INFLATION

We do not believe that inflation and price changes have had a significant effect on our sales or profitability in the three months ended September 30, 2020. Historically, we have minimized the impact of product cost increases by increasing prices, renegotiating costs, changing suppliers and improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and LIBOR. The terms of our new $150,000 asset-based revolving credit agreement and our collection agency agreements with Rosenthal & Rosenthal, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note T and Note F, respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report.
As of September 30, 2020, we held short-term investments valued at $33,332, which consist of certificates of deposit. We have the ability to hold these investments until maturity.
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
In the first nine months of 2020, we entered into forward foreign exchange contracts with notional amounts totaling $21,314. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of September 30, 2020. As of September 30, 2020, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $2,082.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except share and per share data)

The following table presents the total number of shares of our common stock, $.0001 par value, purchased by us in the three months ended September 30, 2020, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. In the middle of March 2020, in response to the COVID-19 pandemic, as a precautionary measure, the Company temporarily suspended the repurchase of the Company's common stock under the Share Repurchase Program. See also Note K to the Condensed Consolidated Financial Statements. During the three months ended September 30, 2020, there were no sales by us of unregistered shares of common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2020 - 7/31/2020	3,796	$23.82	$111,590
8/1/2020 - 8/31/2020	—	—	111,590
9/1/2020 - 9/30/2020	1,319	21.21	111,590
Total	5,115	$23.14

(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter of 2020 in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements with an aggregate purchase price of approximately $118.

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of (Loss)/Income, (iii) the Condensed Consolidated Statements of Comprehensive (Loss)/Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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

Dated: November 6, 2020

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ARVIND DHARIA
Arvind Dharia
Chief Financial Officer